Form 10-Q
period 2007-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2007-07-26
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at June 30, 2007:	210,557,458

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2007	2006	2007	2006
NET SALES	$4,921	$4,738	$9,420	$9,200

Cost of Goods Sold	3,967	3,952	7,708	7,560
Selling, Administrative and General Expense	692	630	1,355	1,245
Rationalizations (Note 2)	7	35	22	73
Interest Expense	120	103	245	205
Other (Income) and Expense (Note 3)	39	(7)	19	(34)
Minority Interest in Net Income of Subsidiaries	16	11	38	23

Income from Continuing Operations before Income Taxes	80	14	33	128
United States and Foreign Taxes	51	47	114	115

Income (Loss) from Continuing Operations	29	(33)	(81)	13

Discontinued Operations (Note 11)	27	35	(37)	63

NET INCOME (LOSS)	$56	$2	$(118)	$76

Income (Loss) Per Share — Basic
Income (Loss) from Continuing Operations	$0.15	$(0.19)	$(0.43)	$0.07
Discontinued Operations	0.13	0.20	(0.20)	0.36

Net Income (Loss) Per Share — Basic	$0.28	$0.01	$(0.63)	$0.43

Weighted Average Shares Outstanding (Note 4)	196	177	188	177

Income (Loss) Per Share — Diluted
Income (Loss) from Continuing Operations	$0.14	$(0.19)	$(0.43)	$0.07
Discontinued Operations	0.12	0.20	(0.20)	0.36

Net Income (Loss) Per Share — Diluted	$0.26	$0.01	$(0.63)	$0.43

Weighted Average Shares Outstanding (Note 4)	231	177	188	177
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006
Assets:
Current Assets:
Cash and Cash Equivalents	$2,328	$3,862
Restricted Cash	191	214
Accounts and Notes Receivable, less Allowance — $96 ($98 in 2006)	3,372	2,800
Inventories:
Raw Materials	550	663
Work in Process	146	135
Finished Products	2,241	1,803

	2,937	2,601

Prepaid Expenses and Other Current Assets	299	289
Current Assets of Discontinued Operations (Note 11)	446	413

Total Current Assets	9,573	10,179
Goodwill	674	662
Intangible Assets	164	166
Deferred Income Tax	144	150
Other Assets and Deferred Pension Costs	457	453
Long Term Assets of Discontinued Operations (Note 11)	375	352
Properties and Plants, less Accumulated Depreciation — $8,037 ($7,673 in 2006)	5,117	5,067

Total Assets	$16,504	$17,029

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,131	$1,945
Compensation and Benefits	926	883
Other Current Liabilities	730	811
Current Liabilities of Discontinued Operations (Note 11)	163	157
United States and Foreign Taxes	208	222
Notes Payable and Overdrafts (Note 5)	233	243
Long Term Debt and Capital Leases due within one year (Note 5)	182	405

Total Current Liabilities	4,573	4,666
Long Term Debt and Capital Leases (Note 5)	5,038	6,562
Compensation and Benefits (Note 7)	4,275	4,935
Long Term Liabilities of Discontinued Operations (Note 11)	48	47
Deferred and Other Noncurrent Income Taxes	283	320
Other Long Term Liabilities	373	380
Minority Equity in Subsidiaries	944	877

Total Liabilities	15,534	17,787

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity (Deficit):
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares – 211 (178 in 2006) after deducting 11 treasury shares (18 in 2006)	211	178
Capital Surplus (Note 12)	2,334	1,427
Retained Earnings	882	968
Accumulated Other Comprehensive Loss (Note 7)	(2,457)	(3,331)

Total Shareholders’ Equity (Deficit)	970	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$16,504	$17,029

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Net Income (Loss)	$56	$2	$(118)	$76

Other Comprehensive Income (Loss):

Minimum pension liability	—	(1)	—	(5)

Defined benefit plans:
Prior service credit from plan amendment during period	—	—	533	—
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost	41	—	97	—
Less: Taxes	(6)	—	(13)	—
Minority interest	(3)	—	(10)	—
Increase in net actuarial losses	(12)	—	(12)	—
Less: Minority interest	3	—	3	—

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailment	—	—	133	—

	23	—	731	—

Foreign currency translation gain	102	31	146	78

Deferred derivative loss	—	—	—	—
Reclassification adjustment for amounts recognized in (loss) income	—	—	—	—
Tax on derivative reclassification adjustment	—	—	—	(3)

Unrealized investment gain (loss)	4	(8)	(3)	(11)
Less: Taxes	—	—	—	—

Comprehensive Income	$185	$24	$756	$135

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income	$(118)	$76
Less: Discontinued operations	(37)	63

(Loss) Income from Continuing Operations	(81)	13

Adjustments to reconcile (loss) income from continuing operations to cash flows from operating activities:
Depreciation and amortization	300	335
Amortization and write-off of debt issuance costs	33	9
Deferred tax provision	(4)	(14)
Net rationalization charges (Note 2)	22	73
Net gains on asset sales (Note 3)	(19)	(2)
Fire loss expense	12	—
Minority interest and equity earnings	38	21

Pension contributions	(245)	(199)
Rationalization payments	(44)	(29)
Insurance recoveries	—	43
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(505)	(269)
Inventories	(271)	(415)
Accounts payable – trade	134	98
Compensation and benefits	200	191
Other current liabilities	(29)	(24)
Other long term liabilities	(5)	(42)
Other assets and liabilities	(49)	(47)

TOTAL OPERATING CASH FLOWS FROM CONTINUING OPERATIONS	(513)	(258)

Discontinued operations	5	55

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(508)	(203)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(227)	(257)
Asset dispositions	33	4
Asset acquisitions	—	(41)
Decrease in restricted cash	23	17

TOTAL INVESTING CASH FLOWS FROM CONTINUING OPERATIONS	(171)	(277)

Discontinued operations	(25)	(12)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(196)	(289)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	39	36
Short term debt and overdrafts paid	(57)	(64)
Long term debt incurred	374	46
Long term debt paid	(2,141)	(160)
Debt issuance costs	(17)	—
Common stock issued	940	—
Dividends paid to minority shareholders	(9)	—

TOTAL FINANCING CASH FLOWS FROM CONTINUING OPERATIONS	(871)	(142)

Discontinued operations	(12)	(2)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(883)	(144)

Net Change in Cash of Discontinued Operations	32	(4)

Effect of exchange rate changes on cash and cash equivalents	21	36

Net Change in Cash and Cash Equivalents	(1,534)	(604)

Cash and Cash Equivalents at Beginning of the Period	3,862	2,138

Cash and Cash Equivalents at End of the Period	$2,328	$1,534

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (“Goodyear”, “we”, “us” or “our”) in accordance with the Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as retrospectively adjusted to reflect the treatment of the Engineered Products business as a discontinued operation by our Current Report on Form 8-K filed May 3, 2007 (collectively, the “2006 Form 10-K”).
     Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2007.
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
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess and high-cost manufacturing capacity and to reduce associate headcount. In the second quarter of 2007, no new rationalization actions were approved.
     The following table shows the reconciliation of our liability between periods:

	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Balance at December 31, 2006	$77	$20	$97
First quarter charges	9	8	17
Incurred	(14)	(14)	(28)
Reversed to the statement of operations	(2)	—	(2)

Balance at March 31, 2007	$70	$14	$84
Second quarter charges	3	8	11
Incurred	(15)	(7)	(22)
Reversed to the statement of operations	(3)	(1)	(4)

Balance at June 30, 2007	$55	$14	$69

During the second quarter of 2007, $7 million ($7 million after-tax or $0.03 per share) of net charges were recorded. New charges of $11 million for plans initiated in 2006 were recorded and include $3 million of associate severance costs and $8 million primarily for other exit costs and non-cancelable lease costs. The second quarter of 2007 includes the reversal of $4 million of reserves for rationalization actions no longer needed for their originally-intended purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For the first six months of 2007, $22 million ($21 million after-tax or $0.11 per share) of net charges were recorded. New charges of $28 million were comprised of $5 million for plans initiated in 2007 and $23 million for plans initiated in 2006. New charges of $5 million for the 2007 plans related to associate severance costs. The $23 million of new charges for 2006 plans consist of $7 million of associate-related costs and $16 million primarily for other exit costs and non-cancelable lease costs. The first six months of 2007 includes the reversal of $6 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 140 associates will be released under programs initiated in 2007, most of whom will be released within the next 9 months.
     The accrual balance of $69 million at June 30, 2007 includes approximately $9 million related to long-term non-cancelable lease costs and approximately $60 million of associate and other costs that are expected to be substantially utilized within the next twelve months.
     In addition to the liabilities discussed above, we will be retaining restructuring liabilities related to our Engineered Products business. At June 30, 2007, $5 million of restructuring liabilities are recorded in Other current liabilities.
     Accelerated depreciation charges of $8 million and $25 million were recorded as Cost of goods sold in the three and six months ended June 30, 2007, respectively, primarily for fixed assets to be taken out of service in connection with our plan to close the Tyler, Texas tire manufacturing facility and a plan to discontinue tire production at our Valleyfield, Quebec facility. During the three and six months ended June 30, 2006, $45 million in accelerated depreciation charges were recorded in Cost of goods sold for fixed assets taken out of service in connection with the closure of the Washington, United Kingdom facility. Charges of $2 million of accelerated depreciation in Selling, administrative and general expense were recorded during the six months ended June 30, 2006.
     During the second quarter of 2006, $35 million ($30 million after-tax or $0.17 per share) of net charges were recorded. New charges of $36 million were comprised of $34 million for plans initiated in 2006 and $2 million for plans initiated in the fourth quarter of 2005. The $34 million of charges for plans initiated in 2006 include $30 million of associate severance costs and $4 million primarily for non-cancelable lease costs. The second quarter includes the reversal of $1 million of reserves for rationalization actions no longer needed for their originally-intended purposes.
     For the first six months of 2006, $73 million ($58 million after-tax or $0.33 per share) of net charges were recorded. New charges of $75 million were comprised of $72 million for plans initiated in 2006 and $3 million for plans initiated in 2005 for associate-related costs. The $72 million of new charges for 2006 plans consist of $66 million of associate-related costs and $6 million primarily for non-cancelable lease costs. The first six months of 2006 includes the reversal of $2 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 5,065 associates will be released under programs initiated in 2006, of which 3,530 were released by June 30, 2007.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Asset sales	$(10)	$—	$(19)	$(2)
Interest income	(26)	(15)	(56)	(35)
Financing fees	56	10	67	20
Fire loss expense	5	—	12	—
Foreign currency exchange	12	(4)	14	(3)
General & product liability – discontinued products (Note 8)	4	4	8	9
Equity in earnings of affiliates	(1)	(2)	(3)	(7)
Latin American legal matter	—	—	—	(15)
Miscellaneous	(1)	—	(4)	(1)

	$39	$(7)	$19	$(34)

Other (income) and expense was $39 million of expense in the 2007 second quarter, a decrease of $46 million, compared to $7 million of income in the 2006 second quarter. Higher 2007 financing fees of $46 million included $33 million related to the redemption of $315 million of long term debt, of which $28 million was a cash premium paid on the redemption and $5 million was deferred financing fee write-offs. Also included in the $46 million of higher financing fees was approximately $14 million of debt issuance costs written-off in connection with our refinancing activities in April 2007. The second quarter of 2007 also includes a $12 million loss on foreign currency exchange as a result of the weakening of the U.S. dollar versus the Chilean peso, Colombian peso, and Brazilian real. These were partially offset by higher interest income in 2007 of $11 million on higher cash deposits, and gains on asset sales of $10 million, which included an $8 million gain on the sale of property and equipment in North American Tire.
     Other (income) and expense was $19 million of expense for the first six months of 2007, a decrease of $53 million, compared to $34 million of income for the first six months of 2006. Higher 2007 financing fees included $33 million related to the redemption of $315 million of long term debt, of which $28 million was a cash premium paid on the redemption and $5 million was deferred financing fee write-offs. Also included in the $47 million of higher financing fees were $14 million primarily of debt issuance costs written-off in connection with our refinancing activities in April 2007. The decrease was also a result of a charge of $12 million related to a fire in our Thailand facility. Also included in 2007 was a $14 million loss on foreign currency exchange as a result of the weakening of the U.S. dollar versus the Colombian peso, Chilean peso, and the Brazilian real. The 2006 period includes a $15 million gain resulting from a favorable settlement of a legal matter in Latin American Tire. The increase in expense was partially offset by gains on asset sales of $17 million in 2007 related to sales of property primarily in North American Tire and Asia Pacific Tire and higher interest income of $21 million on higher cash deposits.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the average number of common shares outstanding.
     There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034 (the “Notes”), issued on July 2, 2004. Since the applicable stock price condition was met, the Notes became convertible in the first, second and third quarters of 2007, except for the first 11 trading days of each quarter. In addition, if the applicable conditions are met, the Notes may be convertible in any future fiscal quarter. If all of the Notes outstanding are surrendered for conversion, the aggregate number of additional shares of common stock issued would be approximately 29 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Average shares outstanding – basic	196	177	188	177
4% Convertible Senior Notes due 2034	29	—	—	—
Stock Options and other dilutive securities	6	—	—	—

Average shares outstanding – diluted	231	177	188	177

Our average shares outstanding increased due to our public equity offering of 26,136,363 common shares on May 22, 2007. Refer to Note 12 for further information on the equity offering.
     Weighted average shares outstanding – diluted for the six months ended June 30, 2007 and three and six months ended June 30, 2006, excluded approximately 29 million contingently issuable shares as their inclusion would have been anti-dilutive due to insufficient earnings. Also, approximately 11 million equivalent shares for the six months ended June 30, 2007 and 8 million equivalent shares for the three and six months ended June 30, 2006 related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options) were excluded as their inclusion would have been anti-dilutive.
     Additionally, weighted average shares outstanding – diluted excluded approximately 5 million and 7 million equivalent shares for the three and six months ended June 30, 2007, respectively, and excluded approximately 19 million equivalent shares for the three and six months ended June 30, 2006, related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options).
     The following table presents the computation of adjusted income (loss) from continuing operations and adjusted income (loss) used in computing income (loss) from continuing operations – per share diluted and Net income (loss) per share – diluted, respectively. The computation of adjusted income (loss) from continuing operations assumes that after-tax interest costs incurred on the Notes would have been avoided had the Notes been converted as of April 1 for the three months ended June 30, 2007. Adjusted income (loss) for the six months ended June 30, 2007 and the three and six months ended June 30, 2006 do not include the after-tax interest costs as the Notes were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Income (Loss) from continuing operations	$29	$(33)	$(81)	$13
After-tax impact of 4% Convertible Senior Notes due 2034	4	—	—	—

Adjusted Income (Loss) from continuing operations	33	(33)	(81)	13
Discontinued Operations	27	35	(37)	63

Adjusted Income (Loss)	$60	$2	$(118)	$76

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. FINANCING ARRANGEMENTS
At June 30, 2007, we had total credit arrangements totaling $7,907 million, of which $2,000 million were unused, compared to $8,196 million and $533 million, respectively, at December 31, 2006.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2007, we had short term committed and uncommitted credit arrangements totaling $546 million, of which $313 million was unused, compared to $479 million and $236 million, respectively, at December 31, 2006. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates.
     The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2007	2006
Notes payable and overdrafts	$233	$243

Weighted average interest rate	6.57%	5.60%
Long term debt and capital leases due within one year:
8 1/2% due 2007	$—	$300
6 3/8% due 2008	100	—
U.S. Revolving credit facility	—	37
Other (including capital leases)	82	68

	$182	$405

Weighted average interest rate	7.39%	8.34%
Total obligations due within one year	$415	$648

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2007, we had long term credit arrangements totaling $7,361 million, of which $1,687 million were unused, compared to $7,717 million and $297 million, respectively, at December 31, 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30,		December 31,
		Interest		Interest
(In millions)	2007	Rate	2006	Rate
Notes:
8 1/2% due 2007	$—	—	$300	8 1/2%
6 3/8% due 2008	100	6 3/8%	100	6 3/8%
Floating rate notes due 2009	496	9.14%	495	9.14%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	500	8.625%
Floating rate notes due 2011	200	13.62%	200	13.70%
11% due 2011	449	11%	448	11%
9% due 2015	260	9%	400	9%
7% due 2028	149	7%	149	7%
4% Convertible Senior Notes due 2034	350	4%	350	4%

Bank term loans:
€155 million senior secured European term loan due 2010	—	—	202	5.91%
$300 million third lien secured term loan due 2011	300	8.82%	300	8.89%
$1.2 billion second lien term loan facility due 2014	1,200	6.85%	1,200	8.14%
Pan-European accounts receivable facility due 2009	372	5.28%	362	5.05%
German revolving credit facility due 2012	68	6.13%	204	6.42%
U.S. Revolving credit facility	—	—	873	7.60%
Other domestic and international debt	246	8.45%	177	7.48%

	5,165		6,910
Capital lease obligations	55		57

	5,220		6,967
Less portion due within one year	(182)		(405)

	$5,038		$6,562

The following table presents information about long term fixed rate debt, including capital leases, at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(In millions)	2007	2006
Carrying amount – liability	$2,410	$2,998
Fair value – liability	3,152	3,353
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at June 30, 2007 and December 31, 2006 due primarily to lower market interest rates. The fair value of our variable rate debt approximated its carrying amount at June 30, 2007 and December 31, 2006.
April 20, 2007 Refinancing
On April 20, 2007, we refinanced three of our credit facilities. Significant changes to the amended and restated agreements include:
•	With respect to our $1.5 billion first lien revolving credit facility, an extension of its maturity until 2013, a reduction of the applicable interest rate by between 50 and 75 basis points (depending on availability of undrawn amounts) and a more flexible covenant package.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	With respect to our $1.2 billion second lien term loan facility, an extension of its maturity until 2014, a reduction of the applicable interest rate by 100 basis points (further reduced by 25 basis points as of May 31, 2007 when our credit ratings were upgraded to BB- and Ba3) and a more flexible covenant package.

•	With respect to our €505 million senior secured European credit facilities, the conversion of the existing €155 million term loan to a revolving facility, an extension of the facilities’ maturity until 2012, a reduction of the applicable interest rate by 75 basis points (as compared to the existing European revolving facility) and 37.5 basis points (as compared to the existing European term loan) and a more flexible covenant package.
     The aggregate amount of fees we paid in connection with the refinancing was approximately $19 million.
June 29, 2007 Debt Redemption
On June 29, 2007, we exercised our right to redeem $175 million of our $500 million 8.625% senior notes due 2011 and $140 million of our $400 million 9.00% senior notes due in 2015. A prepayment premium of $28 million was paid in connection with the redemption.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          For the 270-day period following the refinancing date and, thereafter, if the availability under the facility is greater than or equal to $400 million, amounts drawn under the facility will bear interest either (i) at a rate of 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of the prime rate or the federal funds rate plus 50 basis points), and undrawn amounts under the facility will be subject to an annual commitment fee of 37.5 basis points. After the 270-day period following the refinancing date, if the availability under the facility is less than $400 million, then amounts drawn under the facility will bear interest either (i) at a rate of 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.
          At June 30, 2007, there were no borrowings under the revolving credit facility and $505 million of letters of credit were issued under the revolving credit facility. At December 31, 2006, we had $873 million outstanding under the revolving credit facility and $6 million of letters of credit issued under the revolving credit facility. At December 31, 2006 there were no borrowings and $500 million of letters of credit issued under the deposit-funded facility. The $500 million of letters of credit that were outstanding prior to the refinancing have been transferred to the revolving credit facility.
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
          As of June 30, 2007 and December 31, 2006, there were $4 million of letters of credit issued and no borrowings under the European revolving credit facility. As of June 30, 2007 and December 31, 2006, $68 million and $204 million, respectively, was drawn under the German revolving credit facility. The $202 million in term loans that were outstanding at December 31, 2006 have been transferred to the European revolving credit facility.
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
     Loans under this facility bear interest, at our option, at LIBOR plus 150 basis points or an alternative base rate plus 50 basis points. If our corporate ratings by Moody’s and Standard & Poor’s were to decline to B1 or less and B+ or less, respectively (or our outlook at our current rating level was negative), then loans under this facility will bear interest, at our option, at LIBOR plus 175 basis points or an alternative base rate plus 75 basis points. As of June 30, 2007 and December 31, 2006, this facility was fully drawn.
Covenant Compliance
As of June 30, 2007, we were in compliance with the material covenants imposed by our principal credit facilities.
Debt Maturities
Significant updates to our debt maturities as disclosed in our 2006 Form 10-K are provided below and reflect the new maturity dates on our credit facilities as discussed above.

	Twelve Months Ending December 31, 2006,
(In millions)	2007	2008	2009	2010	2011
Domestic	$349	$106	$501	$6	$2,105
International	56	27	415	7	2

	$405	$133	$916	$13	$2,107

NOTE 6. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.7 million stock options and 1.2 million performance share units during the first quarter of 2007 under our 2005 Performance Plan. The weighted average exercise price per share and weighted average fair value per share of these stock options was $24.71 and $11.54, respectively. We estimated the fair values using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 4.61%
Volatility: 39.2%
Dividend yield: Nil
Additionally, we also granted 0.4 million reload options during the first six months of 2007.
     We recognized stock-based compensation expense of $21 million ($20 million after-tax) and $36 million ($33 million after-tax) during the three and six months ended June 30, 2007, respectively. As of June 30, 2007, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $93 million and is expected to be recognized over the remaining vesting period of the respective grants, through June 30, 2011. During the three and six months ended June 30, 2006 we recognized stock-based compensation expense of $4 million ($4 million after-tax) and $10 million ($9 million after-tax), respectively.
NOTE 7. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide substantially all employees with pension or savings benefits and substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care and life insurance benefits upon retirement.
     On March 23, 2007, we announced an agreement to sell our Engineered Products business, which resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the first quarter of 2007 of $72 million. Under the terms of the Purchase and Sale Agreement for Engineered Products, we will retain our obligations for pension and other postretirement benefits under our U.S. plans for Engineered Products’ existing retirees and employees eligible to retire as of the date of the closing of the sale. Obligations for benefits under certain non-U.S. plans

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
will not be retained. A portion of U.S. net periodic cost for active employees of Engineered Products, and net periodic cost for certain non-U.S. plans have been included in Discontinued Operations.
     On February 28, 2007, we announced that we will freeze our U.S. salaried pension plans effective December 31, 2008 and will implement improvements to our defined contribution savings plan effective January 1, 2009. As a result of these actions, we recognized a curtailment charge of $64 million during the first quarter of 2007. On February 28, 2007, we also announced changes to our U.S. salaried other postretirement benefit plans effective January 1, 2008, including increasing the amounts that salaried retirees contribute toward the cost of their medical benefits, redesigning retiree medical benefit plans to minimize cost impact on premiums, and discontinuing company-paid life insurance for retirees. As a result of these actions, we were required to remeasure the benefit obligations of the affected plans, which resulted in the reduction of our U.S. pension obligation by $87 million and our obligation for other postretirement benefits by $529 million. The discount rate used to measure the benefit obligations of our U.S. salaried pension plans at February 28, 2007 and December 31, 2006 was 5.75%. The discount rate used to measure the benefit obligations of our U.S. salaried other postretirement benefit plans at February 28, 2007 was 5.50% compared to 5.75% at December 31, 2006.
     Significant changes from our December 31, 2006 disclosures as a result of the changes described above include:
•	Decrease in Accumulated Other Comprehensive Loss of $131 million related to our U.S. pension plans.

•	Decrease in Accumulated Other Comprehensive Loss of $535 million related to our other postretirement benefits.

•	Estimated prior service cost and net actuarial loss that will be amortized from Accumulated Other Comprehensive Loss into benefit cost in 2007 are $39 million and $52 million, respectively, for our U.S. pension plans and $4 million and $73 million, respectively, for our non-U.S. plans, compared to our previous estimate of $56 million and $59 million, respectively, for our U.S. pension plans and $4 million and $75 million, respectively, for our non-U.S. plans at December 31, 2006.

•	Estimated prior service cost and net actuarial loss for other postretirement benefit plans that will be amortized from Accumulated Other Comprehensive Loss into other postretirement benefit cost in 2007 are a benefit of $8 million and expense of $12 million, respectively, compared to our previous estimate of $37 million and $10 million of expense, respectively, at December 31, 2006.

•	The weighted average amortization period as disclosed for employees covered by our U.S. plans is approximately 20 years compared to our previous estimate of 13 years at December 31, 2006, as the U.S. salaried workforce in now considered inactive for pension amortization purposes.

•	Estimated future benefit payments, net of retiree contributions, for other postretirement plans are revised as shown below:

	Other Benefits
	Without Medicare	Medicare Part D
(In millions)	Part D Subsidy	Subsidy Receipts
2007	$252	$(21)
2008	211	(19)
2009	205	(21)
2010	200	(23)
2011	194	(24)
2012-2016	861	(136)
Effective March 1, 2006, all active participants in the Brazil pension plan were converted to a defined contribution savings plan, resulting in the recognition of a curtailment gain. Further, the announcement of the planned closure of our Tyler, Texas facility and of tire production at our Valleyfield, Quebec facility resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the third and fourth quarters of 2006, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost – benefits earned during the period	$21	$23	$44	$47
Interest cost on projected benefit obligation	78	75	155	150
Expected return on plan assets	(86)	(74)	(172)	(147)
Amortization of: — prior service cost	9	15	22	30
— net losses	14	25	29	49

Net periodic pension cost	36	64	78	129
Curtailments/settlements	—	—	64	—

Total pension cost	$36	$64	$142	$129

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost – benefits earned during the period	$12	$14	$21	$28
Interest cost on projected benefit obligation	38	33	74	65
Expected return on plan assets	(33)	(28)	(64)	(56)
Amortization of: — prior service cost	—	2	1	3
— net losses	19	18	38	34
— transition amount	—	(1)	—	(1)

Net periodic pension cost	36	38	70	73
Curtailments/settlements	—	—	—	(17)

Total pension cost	$36	$38	$70	$56

We expect to contribute approximately $675 million to $725 million to our funded U.S. and non-U.S. pension plans in 2007. Our previous estimate, as reported in our Consolidated Financial Statements for the year ended December 31, 2006 was $700 million to $750 million. For the three and six months ended June 30, 2007, we contributed $41 million and $87 million, respectively, to our non-U.S. plans and for the three months ended June 30, 2007, we contributed $158 million to our domestic plans.
     Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended June 30, 2007 and 2006 were $7 million and $6 million, respectively, and $15 million and $13 million for the six months ended June 30, 2007 and 2006, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Postretirement benefit cost follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost – benefits earned during the period	$4	$5	$9	$10
Interest cost on projected benefit obligation	26	35	57	71
Amortization of: — prior service cost	(4)	11	1	22
— net losses	3	3	6	6

Net periodic postretirement benefit cost	$29	$54	$73	$109

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2007, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1,357 million, and off-balance-sheet financial guarantees written and other commitments totaling $22 million.
Environmental Matters
We have recorded liabilities totaling $48 million and $43 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at June 30, 2007 and December 31, 2006, respectively. Of these amounts, $11 million and $9 million was included in Other current liabilities at June 30, 2007 and December 31, 2006, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $272 million and $269 million for anticipated costs related to workers’ compensation at June 30, 2007 and December 31, 2006, respectively. Of these amounts, $95 million and $106 million were included in Current Liabilities as part of Compensation and benefits at June 30, 2007 and December 31, 2006, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $457 million and $476 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us, at June 30, 2007 and December 31, 2006, respectively. Of these amounts, $257 million and $260 million were included in Other current liabilities at June 30, 2007 and December 31, 2006, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $67 million and $66 million at June 30, 2007 and December 31, 2006, respectively. Of these amounts, $8 million and $9 million was included in Current Assets as part of Accounts and notes receivable at June 30, 2007 and December 31, 2006, respectively. We have restricted cash of $167 million and $193 million at June 30, 2007 and December 31, 2006, respectively, to fund certain of these liabilities. During the first quarter of 2007, $20 million of restricted cash became unrestricted.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approximately 47,900 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $281 million through June 30, 2007 and $272 million through December 31, 2006.
     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Six Months Ended	Year Ended December 31,
(Dollars in millions)	June 30, 2007	2006	2005
Pending claims, beginning of period	124,000	125,500	127,300
New claims filed	1,300	3,900	6,200
Claims settled/dismissed	(7,800)	(5,400)	(8,000)

Pending claims, end of period	117,500	124,000	125,500

Payments (1)	$9	$19	$22

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
     We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $124 million and $125 million at June 30, 2007 and at December 31, 2006, respectively. The portion of the liability associated with unasserted asbestos claims was $73 million and $63 million at June 30, 2007 and December 31, 2006, respectively. Our liability with respect to asserted claims and related defense costs was $51 million at June 30, 2007 and $62 million at December 31, 2006. At June 30, 2007 and December 31, 2006, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by up to $20 million and $25 million, respectively, approximately 50% of which would be recoverable by our accessible policy limits.
     Based upon a model employed by Bates, as of June 30, 2007 and as of December 31, 2006, (i) we had recorded a receivable related to asbestos claims of $67 million and $66 million, respectively, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $8 million and $9 million was included in Current Assets as part of Accounts and notes receivable at June 30, 2007 and December 31, 2006, respectively.
     We believe that at June 30, 2007, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $67 million insurance receivable recorded at June 30, 2007. We also had approximately $19 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at June 30, 2007.
Heatway (Entran II). We have entered into a court approved amended settlement agreement that addresses claims against us involving a rubber hose product, Entran II. We had recorded liabilities related to Entran II claims totaling $207 million at June 30, 2007 and $217 million at December 31, 2006. As of June 30, 2007 and December 31, 2006, we had approximately $167 million and $173 million, respectively, in restricted cash to fund these liabilities, which includes the cash contributions we made to the settlement fund totaling $115 million through 2006. We will make additional cash contributions to the settlement fund of $15 million and $20 million in 2007 and 2008, respectively. In addition, we previously contributed approximately $174 million received from insurance contributions to the settlement fund. We expect that except for

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liabilities associated with actions in which we have received adverse judgments and sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement.
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
Union Matters
On December 28, 2006, members of the United Steelworkers (“USW”) ratified the terms of a new master labor agreement ending a strike by the USW that began on October 5, 2006. The new agreement covers approximately 12,200 workers at 12 tire and Engineered Products plants in the United States. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”) intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon U.S. District Court approval of a settlement of a declaratory judgment action that was filed on July 3, 2007 by the USW pursuant to the memorandum of understanding. We have committed to contribute $1 billion to the VEBA. We plan to make our contributions to the VEBA in cash following the District Court’s approval of the settlement. In the event that the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement.
Guarantees
We are a party to various agreements under which we have undertaken obligations resulting from the issuance of certain guarantees. Guarantees have been issued on behalf of certain of our affiliates and customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. Our performance under these guarantees would normally be triggered by the occurrence of one or more events as provided in the specific agreements. Collateral and recourse provisions available to us under these agreements were not significant. Refer to Note 18, Commitments and Contingent Liabilities – Guarantees in our 2006 Form 10-K for further discussions.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Sales:
North American Tire	$2,276	$2,340	$4,293	$4,579
European Union Tire	1,323	1,250	2,597	2,384
Eastern Europe, Middle East and Africa Tire	436	384	850	723
Latin American Tire	458	387	868	784
Asia Pacific Tire	428	377	812	730

Net Sales	$4,921	$4,738	$9,420	$9,200

Segment Operating Income:
North American Tire	$53	$6	$33	$49
European Union Tire	62	58	137	130
Eastern Europe, Middle East and Africa Tire	63	59	127	102
Latin American Tire	90	83	168	185
Asia Pacific Tire	41	28	70	50

Total Segment Operating Income	309	234	535	516
Rationalizations and asset sales	3	(35)	(3)	(71)
Accelerated depreciation	(8)	(45)	(25)	(47)
Interest expense	(120)	(103)	(245)	(205)
Foreign currency exchange	(12)	4	(14)	3
Minority interest in net income of subsidiaries	(16)	(11)	(38)	(23)
Financing fees	(56)	(10)	(67)	(20)
General and product liability – discontinued products	(4)	(4)	(8)	(9)
Corporate incentive compensation plans	(26)	(16)	(42)	(28)
Interest income	26	15	56	35
Intercompany profit elimination	5	(9)	(12)	(22)
Curtailment	—	—	(64)	—
Retained net expenses of discontinued operations	(7)	(9)	(11)	(20)
Latin American legal matter	—	—	—	15
Fire loss expense	(5)	—	(12)	—
Other	(9)	3	(17)	4

Income from Continuing Operations before Income Taxes	$80	$14	$33	$128

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Rationalizations and Asset Sales, reported as Other (income) and expense on the Consolidated Statement of Operations, were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Rationalizations:
North American Tire	$4	$2	$10	$2
European Union Tire	1	13	3	39
Eastern Europe, Middle East and Africa Tire	1	3	4	9
Latin American Tire	—	—	2	—
Asia Pacific Tire	—	17	—	24

Total Segment Rationalizations	6	35	19	74
Corporate	1	—	3	(1)

	$7	$35	$22	$73

Asset Sales (gain) / loss:
North American Tire	$(8)	$1	$(8)	$—
European Union Tire	(1)	(1)	(2)	(2)
Latin American Tire	(1)	—	(2)	—
Asia Pacific Tire	—	—	(7)	—

Total Segment Asset Sales (gain) / loss	(10)	—	(19)	(2)
Corporate	—	—	—	—

	$(10)	$—	$(19)	$(2)

NOTE 10. INCOME TAXES
For the second quarter of 2007, we recorded tax expense of $51 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $96 million. Included in tax expense for the second quarter of 2007 was a tax benefit of $11 million ($0.05 per share) related to prior periods. The out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the second quarter of 2006, we recorded tax expense of $47 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $25 million. Included in tax expense for the second quarter of 2006 was a net tax benefit of $5 million, which is related to tax law changes that were enacted in the second quarter.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of January 1, 2007, the Company had unrecognized tax benefits of $161 million that if recognized, $143 million would have a favorable impact on our effective tax rate. The Company elected to continue to report interest and penalties as income taxes and has accrued interest as of January 1, 2007 of $10 million. We paid an audit assessment in the first quarter of 2007, which reduced the unrecognized tax benefits by $16 million and accrued interest by $5 million. If not favorably settled, $40 million of the remaining unrecognized tax benefits would require the use of our cash. In the second quarter of 2007, we reclassified $9 million of unrecognized tax benefits and $3 million of accrued interest to a current account as it is anticipated to be paid within the next 12 months.
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
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however we do not expect that change to have a significant impact on our results of operations or the financial position of the Company.
NOTE 11. DISCONTINUED OPERATIONS
On March 23, 2007, we entered into an agreement to sell substantially all of the business activities and operations of our Engineered Products Business Segment (“Engineered Products”) to EPD Inc. (“EPD”), a company controlled by Carlyle Partners IV, L.P., an affiliate of the Carlyle Group. The purchase price is approximately $1.5 billion in cash, subject to post closing adjustments. The closing of the transaction is subject to the receipt of governmental approvals and other customary closing conditions. In addition, the closing of the transaction is subject to EPD’s completion of a labor agreement with the USW.
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
     We expect to record a gain on the sale, the amount of which will not be determined until after the closing of the transaction. As a result of entering into the agreement, we determined that the Engineered Products business should be classified as held-for-sale and, in addition, determined that the operations of the Engineered Products business should be disclosed as discontinued operations. Accordingly, the accompanying financial information has been restated where required. Depreciation of Engineered Products’ properties and plants has been suspended effective March 24, 2007.
     The following table presents the components of Discontinued Operations reported on the Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Net Sales	$398	$404	$781	$798

(Loss) income from operations	$31	$40	$(29)	$77
United States and foreign taxes	4	5	8	14

Discontinued Operations	$27	$35	$(37)	$63

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the major classes of assets and liabilities of discontinued operations reported on the Consolidated Balance Sheets:

	June 30,	December 31,
(In millions)	2007	2006
Cash	$8	$37
Accounts and notes receivable	220	173
Inventories	204	188
Other	14	15

Current assets of discontinued operations	$446	$413

Properties and plants	$318	$310
Other	57	42

Long term assets of discontinued operations	$375	$352

Accounts payable – trade	$106	$92
Compensation and benefits	34	22
Other	23	43

Current liabilities of discontinued operations	$163	$157

Compensation and benefits	$29	$30
Other	19	17

Long term liabilities of discontinued operations	$48	$47

NOTE 12. EQUITY OFFERING
On May 22, 2007, we completed a public equity offering of 26,136,363 common shares, which included the exercise of the over-allotment option of 3,409,091 common shares, at a price of $33.00 per share, raising $862 million before offering costs. We paid $28 million in underwriting discounts and commissions and approximately $1 million in offering expenses.
     On June 29, 2007, we used a portion of the $833 million net proceeds from the equity offering to exercise our rights to redeem $175 million of our $500 million 8.625% senior notes due 2011 and $140 million of our $400 million 9.00% senior notes due in 2015. A prepayment premium of $28 million was paid in connection with the redemption. The balance of the equity offering proceeds is expected to be used for general corporate purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million outstanding principal amount of Senior Secured Notes due 2011(consisting of $450 million outstanding principal amount of 11% Senior Secured Notes and $200 million outstanding principal amount of Senior Secured Floating Rate Notes), the $260 million outstanding principal amount of 9% Senior Notes due 2015 and the $825 million outstanding principal amount of Senior Notes (consisting of $325 million outstanding principal amount of 8.625% Senior Notes due 2011 and $500 million outstanding principal amount of Senior Floating Rate Notes due 2009) (collectively, the “Notes”). The following presents the condensed consolidating financial information separately for:
(i)	The Goodyear Tire & Rubber Company (the “Parent Company”), the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the respective indentures related to Goodyear’s obligations under the Notes;

(iii)	Non-guarantor subsidiaries, on a combined basis;

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	June 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,521	$41	$766	$—	$2,328
Restricted Cash	178	—	13	—	191
Accounts and Notes Receivable	852	217	2,303	—	3,372
Accounts and Notes Receivables from Affiliates	—	744	122	(866)	—
Inventories	1,203	321	1,476	(63)	2,937
Prepaid Expenses and Other Current Assets	134	5	158	2	299
Current Assets of Discontinued Operations	348	42	180	(124)	446

Total Current Assets	4,236	1,370	5,018	(1,051)	9,573

Goodwill	—	24	463	187	674
Intangible Assets	110	25	53	(24)	164
Deferred Income Tax	—	1	143	—	144
Other Assets and Deferred Pension Costs	246	39	172	—	457
Long Term Assets of Discontinued Operations	213	79	130	(47)	375
Investments in Subsidiaries	4,462	584	3,316	(8,362)	—
Properties and Plants	1,820	217	3,045	35	5,117

Total Assets	$11,087	$2,339	$12,340	$(9,262)	$16,504

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$552	$70	$1,509	$—	$2,131
Accounts Payable to Affiliates	866	—	—	(866)	—
Compensation and Benefits	576	34	316	—	926
Other Current Liabilities	521	19	190	—	730
Current Liabilities of Discontinued Operations	78	138	66	(119)	163
United States and Foreign Taxes	59	10	144	(5)	208
Notes Payable and Overdrafts	—	—	233	—	233
Long Term Debt and Capital Leases due within one year	102	—	80	—	182

Total Current Liabilities	2,754	271	2,538	(990)	4,573

Long Term Debt and Capital Leases	4,396	1	641	—	5,038
Compensation and Benefits	2,627	306	1,342	—	4,275
Long Term Liabilities of Discontinued Operations	7	27	14	—	48
Deferred and Other Noncurrent Income Taxes	71	8	195	9	283
Other Long Term Liabilities	262	11	100	—	373
Minority Equity in Subsidiaries	—	—	732	212	944

Total Liabilities	10,117	624	5,562	(769)	15,534

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	211	658	4,624	(5,282)	211
Capital Surplus	2,334	11	889	(900)	2,334
Retained Earnings	882	1,499	2,482	(3,981)	882
Accumulated Other Comprehensive Income (Loss)	(2,457)	(453)	(1,217)	1,670	(2,457)

Total Shareholders’ Equity	970	1,715	6,778	(8,493)	970

Total Liabilities and Shareholders’ Equity	$11,087	$2,339	$12,340	$(9,262)	$16,504

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$2,626	$37	$1,199	$—	$3,862
Restricted Cash	202	—	12	—	214
Accounts and Notes Receivable	693	198	1,909	—	2,800
Accounts and Notes Receivable from Affiliates	—	858	242	(1,100)	—
Inventories	1,031	269	1,345	(44)	2,601
Prepaid Expenses and Other Current Assets	142	6	129	12	289
Current Assets of Discontinued Operations	305	33	184	(109)	413

Total Current Assets	4,999	1,401	5,020	(1,241)	10,179

Goodwill	—	24	452	186	662
Intangible Assets	111	28	55	(28)	166
Deferred Income Tax	—	1	149	—	150
Other Assets and Deferred Pension Costs	255	24	174	—	453
Long Term Assets of Discontinued Operations	196	58	118	(20)	352
Investments in Subsidiaries	4,286	539	3,166	(7,991)	—
Properties and Plants	1,860	228	2,958	21	5,067

Total Assets	$11,707	$2,303	$12,092	$(9,073)	$17,029

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$436	$72	$1,437	$—	$1,945
Accounts Payable to Affiliates	1,100	—	—	(1,100)	—
Compensation and Benefits	585	42	256	—	883
Other Current Liabilities	562	15	234	—	811
Current Liabilities of Discontinued Operations	74	127	62	(106)	157
United States and Foreign Taxes	59	18	145	—	222
Notes Payable and Overdrafts	—	—	243	—	243
Long Term Debt and Capital Leases due within one year	339	—	66	—	405

Total Current Liabilities	3,155	274	2,443	(1,206)	4,666

Long Term Debt and Capital Leases	5,647	1	914	—	6,562
Compensation and Benefits	3,301	297	1,337	—	4,935
Long Term Liabilities of Discontinued Operations	6	22	19	—	47
Deferred and Other Noncurrent Income Taxes	69	5	238	8	320
Other Long Term Liabilities	287	5	88	—	380
Minority Equity in Subsidiaries	—	—	671	206	877

Total Liabilities	12,465	604	5,710	(992)	17,787

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	178	632	4,471	(5,103)	178
Capital Surplus	1,427	5	869	(874)	1,427
Retained Earnings	968	1,499	2,385	(3,884)	968
Accumulated Other Comprehensive Income (Loss)	(3,331)	(437)	(1,343)	1,780	(3,331)

Total Shareholders’ Equity (Deficit)	(758)	1,699	6,382	(8,081)	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$11,707	$2,303	$12,092	$(9,073)	$17,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Three Months Ended June 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,008	$477	$4,667	$(2,231)	$4,921

Cost of Goods Sold	1,775	424	4,059	(2,291)	3,967
Selling, Administrative and General Expense	254	45	394	(1)	692
Rationalizations	(1)	7	1	—	7
Interest Expense	110	13	69	(72)	120
Other (Income) and Expense	(23)	(11)	(36)	109	39
Minority Interest in Net Income of Subsidiaries	—	—	16	—	16

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(107)	(1)	164	24	80
United States and Foreign Taxes	(2)	3	49	1	51
Equity in Earnings of Subsidiaries	134	4	—	(138)	—

(Loss) Income from Continuing Operations	29	—	115	(115)	29

Discontinued Operations	27	3	15	(18)	27

NET INCOME (LOSS)	$56	$3	$130	$(133)	$56

	Three Months Ended June 30, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,054	$497	$4,358	$(2,171)	$4,738

Cost of Goods Sold	1,884	442	3,837	(2,211)	3,952
Selling, Administrative and General Expense	238	47	345	—	630
Rationalizations	1	1	33	—	35
Interest Expense	96	10	47	(50)	103
Other (Income) and Expense	(56)	(3)	(35)	87	(7)
Minority Interest in Net Income of Subsidiaries	—	—	11	—	11

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(109)	—	120	3	14
United States and Foreign Taxes	14	(8)	43	(2)	47
Equity in Earnings of Subsidiaries	90	(4)	—	(86)	—

(Loss) Income from Continuing Operations	(33)	4	77	(81)	(33)

Discontinued Operations	35	4	19	(23)	35

NET INCOME (LOSS)	$2	$8	$96	$(104)	$2

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Six Months Ended June 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$3,894	$939	$9,000	$(4,413)	$9,420

Cost of Goods Sold	3,508	854	7,842	(4,496)	7,708
Selling, Administrative and General Expense	532	88	734	1	1,355
Rationalizations	2	12	8	—	22
Interest Expense	229	22	131	(137)	245
Other (Income) and Expense	(107)	(14)	(89)	229	19
Minority Interest in Net Income of Subsidiaries	—	—	38	—	38

Income before Income Taxes and Equity in Earnings of Subsidiaries	(270)	(23)	336	(10)	33
United States and Foreign Taxes	7	6	103	(2)	114
Equity in Earnings of Subsidiaries	196	13	—	(209)	—

(Loss) Income from Continuing Operations	(81)	(16)	233	(217)	(81)

Discontinued Operations	(37)	3	24	(27)	(37)

NET INCOME (LOSS)	$(118)	$(13)	$257	$(244)	$(118)

	Six Months Ended June 30, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$4,069	$970	$8,343	$(4,182)	$9,200

Cost of Goods Sold	3,674	854	7,270	(4,238)	7,560
Selling, Administrative and General Expense	477	90	678	—	1,245
Rationalizations	1	1	71	—	73
Interest Expense	190	19	89	(93)	205
Other (Income) and Expense	(115)	(3)	(92)	176	(34)
Minority Interest in Net Income of Subsidiaries	—	—	23	—	23

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(158)	9	304	(27)	128
United States and Foreign Taxes	16	(5)	108	(4)	115
Equity in Earnings of Subsidiaries	187	2	—	(189)	—

Income from Continuing Operations	13	16	196	(212)	13

Discontinued Operations	63	9	31	(40)	63

NET INCOME (LOSS)	$76	$25	$227	$(252)	$76

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	$(453)	$(7)	$232	$(285)	$(513)
Discontinued Operations	7	10	9	(21)	5

Total Cash Flows from Operating Activities	(446)	3	241	(306)	(508)

Cash Flows from Investing Activities:

Capital expenditures	(90)	(5)	(132)	—	(227)
Asset dispositions	—	9	24	—	33
Decrease (increase) in restricted cash	24	—	(1)	—	23
Other transactions	(6)	6	(150)	150	—

Total Investing Cash Flows from Continuing Operations	(72)	10	(259)	150	(171)
Discontinued Operations	(24)	(20)	(4)	23	(25)

Total Cash Flows from Investing Activities	(96)	(10)	(263)	173	(196)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	6	—	33	—	39
Short term debt and overdrafts paid	—	(5)	(52)	—	(57)
Long term debt incurred	249	—	125	—	374
Long term debt paid	(1,738)	—	(403)	—	(2,141)
Common stock issued	940	—	—	—	940
Dividends paid	—	—	(315)	306	(9)
Debt issuance costs	(17)	—	—	—	(17)
Other transactions	—	12	161	(173)	—

Total Financing Cash Flows from Continuing Operations	(560)	7	(451)	133	(871)
Discontinued Operations	(3)	—	(9)	—	(12)

Total Cash Flows from Financing Activities	(563)	7	(460)	133	(883)

Net Change in Cash of Discontinued Operations	—	—	32	—	32

Effect of exchange rate changes on cash and cash equivalents	—	4	17	—	21

Net Change in Cash and Cash Equivalents	(1,105)	4	(433)	—	(1,534)

Cash and Cash Equivalents at Beginning of the Period	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Period	$1,521	$41	$766	$—	$2,328

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	$(162)	$(28)	$(15)	$(53)	$(258)
Discontinued Operations	57	15	22	(39)	55

Total Cash Flows from Operating Activities	(105)	(13)	7	(92)	(203)

Cash Flows from Investing Activities:

Capital expenditures	(106)	(5)	(146)	—	(257)
Asset dispositions	1	—	5	(2)	4
Asset acquisitions	(39)	—	(5)	3	(41)
Decrease in restricted cash	17	—	—	—	17
Other transactions	—	—	1	(1)	—

Total Investing Cash Flows from Continuing Operations	(127)	(5)	(145)	—	(277)
Discontinued Operations	(6)	(1)	(8)	3	(12)

Total Cash Flows from Investing Activities	(133)	(6)	(153)	3	(289)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	1	35	—	36
Short term debt and overdrafts paid	(37)	—	(27)	—	(64)
Long term debt incurred	—	—	46	—	46
Long term debt paid	(83)	—	(77)	—	(160)
Common stock issued	4	—	—	(4)	—
Dividends paid	—	—	(95)	95	—
Other transactions	—	—	2	(2)	—

Total Financing Cash Flows from Continuing Operations	(116)	1	(116)	89	(142)
Discontinued Operations	(3)	—	1	—	(2)

Total Cash Flows from Financing Activities	(119)	1	(115)	89	(144)

Net Change in Cash of Discontinued Operations	—	—	(4)	—	(4)

Effect of exchange rate changes on cash and cash equivalents	—	1	35	—	36

Net Change in Cash and Cash Equivalents	(357)	(17)	(230)	—	(604)

Cash and Cash Equivalents at Beginning of the Period	1,065	35	1,038	—	2,138

Cash and Cash Equivalents at End of the Period	$708	$18	$808	$—	$1,534

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
     In the second quarter of 2007 we recorded net income of $56 million compared to net income of $2 million in the comparable period of 2006. Income from continuing operations in the second quarter of 2007 was $29 million compared to a loss from continuing operations of $33 million in the second quarter of 2006. The improvement was driven by an increase in segment operating income of $75 million or 32%, to $309 million in the second quarter of 2007 from $234 million in the second quarter of 2006, due in large part to the increase in North American Tire’s results, which reflected a richer mix of business. See “Results of Operations – Segment Information” for additional information. The impact of the United Steelworkers (“USW”) strike was less than originally anticipated in the second quarter primarily due to North American Tire’s ability to ramp up production faster than expected and emphasizing production of higher margin replacement tires due to weakness in the consumer OE market. Net sales in the second quarter of 2007 increased $183 million, or 4%, to $4,921 million from $4,738 million in the second quarter of 2006.
     Raw material costs continued to rise in the second quarter of 2007 and were approximately $55 million, or 4%, higher than the comparable period of 2006. Despite this increase, all of our businesses, except for Latin American Tire, offset higher raw material costs with price and mix improvements. In addition, we expect raw material costs in 2007 to be up between 4% and 6% compared to 2006, which is unchanged from our previous forecast.
     In the first six months of 2007, we recorded a net loss of $118 million compared to net income of $76 million in the comparable period of 2006. Loss from continuing operations in the first six months of 2007 was $81 million compared to income from continuing operations of $13 million in the first six months of 2006. Net sales in the first six months of 2007 increased $220 million, or 2%, to $9,420 million from $9,200 million in the first six months of 2006.
     During the second quarter of 2007, we continued to execute the final stage of our capital structure improvement plan that we began in 2003. On April 20, 2007, we completed a refinancing of three of our primary credit facilities, which extended maturities, reduced applicable interest rates and provides us with a more flexible covenant package. As a result of the refinancing, we expect to achieve annualized interest expense savings of between $15 million to $20 million. Also on May 22, 2007, we completed a public equity offering of 26,136,363 common shares, which included the exercise of the over-allotment option of 3,409,091 common shares, at a price of $33.00 per share, raising $862 million before offering costs. We used a portion of the $833 million net proceeds from the equity offering to exercise our rights to redeem $175 million of our $500 million 8.625% senior notes due 2011 and $140 million of our $400 million 9.00% senior notes due in 2015.
     We also continue to work toward the closing of the sale of our Engineered Products business announced in the first quarter of 2007 to an affiliate of the Carlyle Group. We expect this transaction to close in the third quarter once an agreement is reached between Carlyle and the USW.
     In addition, as described in our 2006 Form 10-K, as part of our new master labor agreement with the USW, we entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”) intended to provide healthcare benefits for current and future USW retirees. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. While the establishment of the VEBA has taken longer than we originally expected and reduced much of the favorable earnings impact we anticipated in 2007, it does not change our view of the benefits in 2008 and beyond.

     Finally, we have made some updates to our 2007 industry volume estimates for North America and Europe. Our estimates are as follows: in North America, we estimate consumer OE volume will be down approximately 3% and commercial OE volume will be down as much as 30% reflecting a spike in demand in 2006 in advance of the effective date of regulations regarding new commercial vehicle emission standards. North American consumer replacement volume is expected to be up approximately 1% to 2%, while volume for commercial replacement is expected to be down 4%. In Europe, consumer OE volume is expected to be flat and commercial OE volume is expected to be up 20%. We expect consumer replacement volume to be down 1% to 2% and commercial replacement volume to be up 2% to 3%.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2007 and 2006
Net sales in the second quarter of 2007 were $4,921 million, increasing $183 million or 4% from $4,738 million in the 2006 second quarter. We recorded income from continuing operations of $29 million, or $0.14 per share in the second quarter of 2007 compared to a loss from continuing operations of $33 million or $0.19 per share, in the second quarter of 2006. Net income of $56 million, or $0.26 per share, was recorded in the 2007 second quarter compared to $2 million, or $0.01 per share, in the second quarter of 2006.
     Net sales in the second quarter of 2007 were favorably impacted by price and product mix of approximately $207 million, mainly in North American Tire and European Union Tire, foreign currency translation of approximately $155 million primarily in European Union Tire, and approximately $22 million in other tire related businesses, primarily related to North American Tire and Eastern Europe Tire. These were offset by decreased volume of approximately $200 million, mostly in North American Tire, primarily due to the June 2006 decision to exit the wholesale private label business, partially offset by increased share of our higher value branded products.
     Worldwide tire unit sales in the second quarter of 2007 were 50.8 million units, a decrease of 3.2 million units, or 5.9% compared to the 2006 period. The change was driven by a decrease of 2.3 million units, or 6.2%, in replacement units, primarily in North American Tire and European Union Tire. North American Tire consumer replacement volume decreased 1.5 million units, or 10.2% and European Union Tire consumer replacement volume decreased 0.8 million units or 7.7%. OE units decreased 0.8 million units or 5.2% primarily in North American Tire and Eastern Europe Tire, partially offset by an increase in Latin American Tire.
     Cost of goods sold (CGS) in the second quarter of 2007 was $3,967 million, an increase of $15 million compared to $3,952 million in the second quarter of 2006. As a percentage of sales, CGS was 81% compared to 83% in the 2006 period. CGS in the second quarter of 2007 increased due to foreign currency translation of approximately $112 million, higher raw material costs of approximately $55 million, product mix-related cost increases of approximately $49 million, mostly related to European Union Tire and Eastern Europe Tire, approximately $25 million of increased costs related to other tire related businesses and approximately $30 million of higher conversion costs, primarily in Eastern Europe Tire and Latin American Tire. Reducing CGS was lower volume, of approximately $193 million, primarily in North American Tire, and lower accelerated depreciation in 2007 of approximately $37 million. Rationalization plans also created additional savings of approximately $11 million in 2007.
     Selling, administrative and general expense (SAG) was $692 million in the second quarter of 2007, compared to $630 million in 2006, an increase of $62 million or 10%. The increase was driven primarily by foreign currency translation of approximately $22 million, higher advertising of approximately $9 million and approximately $17 million of increased stock compensation expense due to an increase in our stock price. Also increasing SAG was approximately $7 million of higher general and product liability costs. SAG as a percentage of sales was 14% in the second quarter of 2007, compared to 13% in the 2006 period.
     Other (income) and expense was $39 million of expense in the 2007 second quarter, a decrease of $46 million, compared to $7 million of income in the 2006 second quarter. Higher 2007 financing fees of $46 million included $33 million related to the redemption of $315 million of long term debt, of which $28 million was a cash premium paid on the redemption and $5 million was deferred financing fee write-offs. Also included in the $46 million of higher financing fees was approximately $14 million of debt issuance costs written-off in connection with our refinancing activities in April 2007. The second quarter of 2007 also includes a $12 million loss on foreign currency exchange as a result of the weakening of the U.S. dollar versus the Chilean peso, Colombian peso, and Brazilian real. These were partially offset by higher interest income in 2007 of $11 million on higher cash deposits, and gains on asset sales of $10 million which included an $8 million gain on the sale of property and equipment in North American Tire.
     Minority interest in net income of subsidiaries for the three months ended June 30, 2007 is $16 million, an increase of $5 million or 45%. The increase is primarily related to increased earnings in GDTE.
     For the second quarter of 2007, we recorded tax expense of $51 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $96 million. Included in tax expense for the second quarter of 2007 was a tax benefit of $11 million ($0.05 per share) related to prior periods. The out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the second quarter of 2006, we recorded tax expense of $47 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $25 million. Included in tax expense for the second quarter of 2006 was a net tax benefit of $5 million, which is related to tax law changes that were enacted in the second quarter.
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
Rationalization Activity
During the second quarter of 2007, $7 million of net charges were recorded. New charges of $11 million for plans initiated in 2006 were recorded and include $3 million of associate severance costs and $8 million primarily for other exit costs and non-cancelable lease costs. The second quarter of 2007 includes the reversal of $4 million of reserves for rationalization actions no longer needed for their originally-intended purposes.
     The accrual balance of $69 million at June 30, 2007 includes approximately $9 million related to long-term non-cancelable lease costs and approximately $60 million of associate and other costs that are expected to be substantially utilized within the next twelve months.
     During the second quarter of 2006, $35 million of net charges were recorded. New charges of $36 million were comprised of $34 million for plans initiated in 2006 and $2 million for plans initiated in the fourth quarter of 2005. The $34 million of charges for plans initiated in 2006 include $30 million of associate severance costs and $4 million primarily for non-cancelable lease costs. The second quarter includes the reversal of $1 million of reserves for rationalization actions no longer needed for their originally-intended purposes.
     Upon completion of the 2007 plans, we estimate that annual operating costs will be reduced by approximately $11 million (approximately $9 million SAG and approximately $2 million CGS).
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.

Discontinued Operations
Discontinued operations had net income of $27 million, or $0.12 per share, in the second quarter of 2007, compared to net income of $35 million or $0.20 per share in 2006.
Six Months Ended June 30, 2007 and 2006
Net sales in the first six months of 2007 were $9,420 million, increasing $220 million or 2% from $9,200 million in the first six months of 2006. We recorded a loss from continuing operations of $81 million, or $0.43 per share in the first six months of 2007 compared to income from continuing operations of $13 million, or $0.07 per share in the first six months of 2006. Net loss of $118 million, or $0.63 per share, was recorded in the first six months of 2007 compared to net income of $76 million, or $0.43 per share, in the first six months of 2006.
     Net sales in the first six months of 2007 were favorably impacted by price and product mix of approximately $431 million and by approximately $290 million in foreign currency translation. These were offset by decreased volume of approximately $512 million, primarily in North American Tire, due to our June 2006 decision to exit the wholesale private label business, partially offset by increased share of our higher value branded products.
     Worldwide tire unit sales in the first six months of 2007 were 100.0 million units, a decrease of 8.0 million units, or 7.4% compared to the 2006 period. The change was driven by a decrease of 6.2 million units, or 8.2%, in replacement units, primarily in North American Tire and European Union Tire. North American Tire consumer replacement volume decreased 4.4 million units, or 15.0% and European Union Tire consumer replacement volume decreased 1.8 million units or 8.3%. The decrease in replacement was partially offset by an increase in Eastern Europe Tire of 0.6 million or 7.6%. OE units decreased by 1.8 million units or 5.5% primarily in North American Tire, partially offset by increases in European Union and Latin American Tire.
     Cost of goods sold (CGS) in the first six months of 2007 was $7,708 million, an increase of $148 million, or 2% compared to $7,560 million in the first six months of 2006. CGS as a percentage of sales was 82% in the first six months of 2007 and 2006. CGS in the first six months of 2007 increased due to higher foreign currency translation of approximately $216 million, higher raw material costs of approximately $171 million, product mix-related cost increases of approximately $130 million, mostly related to North American Tire and European Union Tire, and approximately $29 million of increased costs related to other tire related businesses. Also unfavorably impacting CGS was approximately $48 million of higher conversion costs mainly in Eastern Europe Tire and Latin American Tire. Also increasing CGS was a curtailment charge of approximately $27 million related to the benefit plan changes announced in the first quarter of 2007. Reducing CGS were lower volume, primarily in North American Tire, of approximately $477 million, lower accelerated depreciation of approximately $20 million, and savings from rationalization plans of approximately $16 million. Included in 2006 was a pension plan curtailment gain of approximately $15 million and approximately $36 million related to favorable settlements with certain raw material suppliers.
     Selling, administrative and general expense (SAG) was $1,355 million in the first six months of 2007, compared to $1,245 million in 2006, an increase of $110 million or 9%. The increase was driven primarily by approximately $37 million related to a curtailment charge for the benefit plan changes announced in the first quarter of 2007, unfavorable foreign currency translation of approximately $39 million, and higher advertising of approximately $10 million. Also unfavorably impacting SAG was stock compensation expense of approximately $26 million due to an increase in our stock price. These were partially offset by savings from rationalization plans of approximately $5 million. SAG as a percentage of sales was 14% in the first six months of 2007 and 2006.
     Other (income) and expense was $19 million of expense for the first six months of 2007, a decrease of $53 million, compared to $34 million of income for the first six months of 2006. Higher 2007 financing fees included $33 million related to the redemption of $315 million of long term debt, of which $28 million was a cash premium paid on the redemption and $5 million was deferred financing fee write-offs. Also included in the $47 million of higher financing fees were $14 million primarily of debt issuance costs written-off in connection with our refinancing activities in April 2007. The decrease was also a result of a charge of $12 million related to a fire in our Thailand facility. Also included in 2007 was a $14 million loss on foreign currency exchange as a result of the weakening of the U.S. dollar versus the Colombian peso, Chilean peso, and the Brazilian real. The 2006 period includes a $15 million gain resulting from a favorable settlement of a legal matter in Latin American Tire. The increase in expense was partially offset by gains on asset sales of $17 million in 2007 related to sales of property primarily in North American Tire and Asia Pacific Tire and higher interest income of $21 million on higher cash deposits.
     Minority interest in net income of subsidiaries for the six months ended June 30, 2007 is $38 million, an increase of $15 million or 65%. The increase is primarily related to increased earnings in GDTE.
     For the first six months of 2007, we recorded tax expense of $114 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $71 million. Included in tax expense for the first six months of 2007 was a tax benefit of $11 million ($0.05 per share) related to prior periods. The out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first six months of 2006, we recorded tax expense of $115 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $151 million. Included in tax expense for the first six months was a net tax benefit of $7 million, which is primarily related to tax law changes that were enacted in the second quarter.
Rationalization Activity
For the first six months of 2007, $22 million of net charges were recorded. New charges of $28 million were comprised of $5 million for plans initiated in 2007 and $23 million for plans initiated in 2006. New charges of $5 million for the 2007 plans related to associate severance costs. The $23 million of new charges for 2006 plans consist of $7 million of associate-related costs and $16 million primarily for other exit costs and non-cancelable lease costs. The first six months of 2007 includes the reversal of $6 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 140 associates will be released under programs initiated in 2007, most of whom will be released within the next 9 months.
     For the first six months of 2006, $73 million of net charges were recorded. New charges of $75 million were comprised of $72 million for plans initiated in 2006 and $3 million for plans initiated in 2005 for associate-related costs. The $72 million of new charges for 2006 plans consist of $66 million of associate-related costs and $6 million primarily for non-cancelable lease costs. The first six months of 2006 includes the reversal of $2 million of reserves for actions no longer needed for their originally-intended purposes.
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations had a net loss of $37 million, or $0.20 per share, in the first six months of 2007, compared to net income of $63 million or $0.36 per share in 2006.
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
     Total segment operating income was $309 million in the second quarter of 2007, increasing from $234 million in the second quarter of 2006. Total segment operating margin (total segment operating income divided by segment sales) in the second quarter of 2007 was 6.3%, compared to 4.9% in the second quarter of 2006.

     In the first six months of 2007, total segment operating income was $535 million, increasing from $516 million in the first six months of 2006. Total segment operating margin (total segment operating income divided by segment sales) in the first six months of 2007 was 5.7%, compared to 5.6% in the first six months of 2006.
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
North American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	20.8	23.3	(2.5)	(10.7)%	40.1	46.9	(6.8)	(14.7)%
Net Sales	$2,276	$2,340	$(64)	(3)%	$4,293	$4,579	$(286)	(6)%
Segment Operating Income	53	6	47	783%	33	49	(16)	(33)%
Segment Operating Margin	2.3%	0.3%			0.8%	1.1%
Three Months Ended June 30, 2007 and 2006
North American Tire unit sales in the 2007 second quarter decreased 2.5 million units or 10.7% from the 2006 period. The decrease was related to a decline in replacement volume of 1.5 million units or 9.8%, primarily in consumer replacement units due to our June 2006 decision to exit the wholesale private label business, partially offset by increased volume of our higher value branded products. OE volume also decreased 1.0 million units or 12.3%, due to a decrease in consumer and commercial businesses related to reduced vehicle production.
     Net sales decreased $64 million or 3% in the second quarter of 2007 from the 2006 period due primarily to unfavorable volume of approximately $164 million. This was partially offset by favorable price and product mix of approximately $80 million and increased sales in chemical and other tire related businesses of approximately $17 million.
     Operating income increased $47 million in the second quarter of 2007 from the 2006 period. The 2007 period was impacted by favorable price and product mix of approximately $69 million. Partially offsetting these improvements were increased raw material costs of approximately $25 million.
     Operating income in the second quarter of 2007 did not include approximately $7 million of accelerated deprecation charges primarily related to the closure of the Tyler, Texas facility, net rationalization charges of $4 million and gains on asset sales of $8 million. Operating income in 2006 did not include second quarter net rationalization charges of $2 million and losses on asset sales of $1 million.
Six Months Ended June 30, 2007 and 2006
North American Tire unit sales in the first half of 2007 decreased 6.8 million units or 14.7% from the 2006 period. The decrease was primarily related to a decline in replacement volume of 4.6 million units or 14.9%, primarily in consumer replacement units mainly due to our June 2006 decision to exit the wholesale private label business, partially offset by increased volume of our higher value branded products. OE volume also decreased 2.2 million units or 14.3% in our consumer and commercial businesses related to reduced vehicle production.
     Net sales decreased $286 million or 6% in the first six months of 2007 from the 2006 period due primarily to decreased volume of approximately $442 million. This was offset in part by favorable price and product mix of approximately $160 million.

     Operating income decreased $16 million or 33% in the first six months of 2007 from the 2006 period. The 2007 period was unfavorably impacted by increased raw material costs of approximately $92 million and decreased volume of approximately $21 million. These costs were offset in part by favorable price and product mix of approximately $106 million, and lower SAG expenses of approximately $12 million. Included in 2006 is approximately $21 million of favorable settlements with certain raw material suppliers. Also, the above 2007 amounts include the impact of approximately $34 million of costs as a result of the USW strike.
     Operating income for the first six months of 2007 did not include approximately $24 million of accelerated depreciation charges primarily related to the closure of the Tyler, Texas and Valleyfield, Quebec facilities, net rationalization charges of $10 million and gains on asset sales of $8 million. Operating income for the first six months of 2006 did not include net rationalization charges of $2 million.
European Union Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	15.0	15.7	(0.7)	(4.6)%	29.9	31.3	(1.4)	(4.5)%
Net Sales	$1,323	$1,250	$73	6%	$2,597	$2,384	$213	9%
Segment Operating Income	62	58	4	7%	137	130	7	5%
Segment Operating Margin	4.7%	4.6%			5.3%	5.5%
Three Months Ended June 30, 2007 and 2006
European Union Tire segment unit sales in the 2007 second quarter decreased 0.7 million units or 4.6% from the 2006 period. Replacement volume decreased 0.8 million units or 7.4%, mainly in consumer replacement which was primarily market and strategy driven, while OE volume increased 0.1 million units or 2.3%.
     Net sales in the second quarter of 2007 increased $73 million or 6% compared to the second quarter of 2006. Favorably impacting the 2007 period was improved foreign currency translation of approximately $80 million and improved price and product mix of approximately $56 million. Lower sales volume of approximately $53 million, and lower sales in the other tire related businesses of approximately $9 million unfavorably impacted the period.
     For the second quarter of 2007, operating income increased $4 million or 7% compared to 2006 due to improved price and mix of approximately $34 million and favorable conversion costs of approximately $5 million. Offsetting these were higher SAG expenses of approximately $17 million, due in part to higher advertising, compensation costs and increased bad debt expense, approximately $11 million of decreased volume and higher raw material costs of approximately $6 million.
     Operating income in the second quarter of 2007 did not include net rationalization charges of $1 million and net gains on asset sales of $1 million. Operating income in the second quarter of 2006 did not include net rationalization charges of $13 million and gains on asset sales of $1 million. Also, in the second quarter of 2006, operating income did not include approximately $45 million of accelerated depreciation related to the closure of the Washington, United Kingdom facility.
Six Months Ended June 30, 2007 and 2006
European Union Tire segment unit sales in the first six months of 2007 decreased 1.4 million units or 4.5% from the 2006 period. Replacement volume decreased 1.8 million units or 7.9%, mainly in consumer replacement which was primarily market and strategy driven, while OE volume increased 0.4 million units or 3.9%.
     Net sales in the first six months of 2007 increased $213 million or 9% compared to the second quarter of 2007. Favorably impacting the 2007 period was foreign currency translation of approximately $192 million, and improved price and product mix of approximately $129 million. Lower volume of approximately $93 million and lower sales in the other tire related businesses of approximately $14 million unfavorably impacted net sales.
     For the first six months of 2007, operating income increased $7 million or 5% compared to 2006 due to improvement in price and mix of approximately $78 million, favorable foreign currency translation of approximately $9 million and lower conversion costs of approximately $8 million. These were offset in part by higher raw material costs of approximately $37 million, lower volume of approximately $22 million, higher SAG expenses of approximately $10 million in part due to higher compensation costs and increased bad debt expenses. Also unfavorably impacting results was lower operating income from other tire related businesses of approximately $10 million and approximately $3 million of higher research and development expenses. Included in 2006 was approximately $6 million of favorable settlements with certain raw material suppliers.
     Operating income in the first six months of 2007 did not include net rationalization charges of $3 million and net gains on asset sales of $2 million. Operating income in the first six months of 2006 did not include approximately $45 million of accelerated depreciation charges related to the closure of the Washington, United Kingdom facility, net rationalization charges of $39 million and net gains on asset sales of $2 million.
Eastern Europe, Middle East and Africa Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	4.8	5.0	(0.2)	(5.0)%	10.0	9.7	0.3	3.4%
Net Sales	$436	$384	$52	14%	$850	$723	$127	18%
Segment Operating Income	63	59	4	7%	127	102	25	25%
Segment Operating Margin	14.4%	15.4%			14.9%	14.1%
Three Months Ended June 30, 2007 and 2006
Eastern Europe Tire unit sales in the 2007 second quarter decreased 0.2 million units or 5.0% from the 2006 comparable period. Replacement unit sales remained relatively consistent as compared to the same period a year ago, however, OE unit sales decreased 0.2 million units or 20.3%.
     Net sales increased $52 million or 14% in the 2007 second quarter compared to 2006. Favorably impacting the quarter was approximately $40 million of improved price and product mix, favorable foreign currency translation of approximately $14 million and higher sales in the other tire related businesses of approximately $13 million. These were partially offset by lower volume of approximately $15 million.
     Operating income in the 2007 second quarter increased $4 million or 7% from the second quarter 2006. Operating income for the 2006 period was favorably impacted by price and product mix of approximately $27 million. This was offset by higher conversion costs of approximately $15 million, lower volume of approximately $3 million, higher SAG of approximately $3 million and higher raw material costs of approximately $2 million.
     Operating income did not include second quarter net rationalization charges of $1 million and $3 million in 2007 and 2006, respectively.
Six Months Ended June 30, 2007 and 2006
Eastern Europe Tire unit sales in the 2007 first half of the year increased 0.3 million units or 3.4% from the 2007 comparable period. Replacement unit sales increased 0.6 million units or 7.6% primarily due to market growth in Eastern Europe, with an offset in OE unit sales of 0.3 million or 14.0%.
     Net sales increased $127 million or 18% in the first six months of 2007 compared to 2006. Favorably impacting the first six months was approximately $76 million of improved price and product mix, improved sales in other tire related businesses of approximately $26 million, and approximately $19 million of improved volume. Foreign currency translation of approximately $6 million also favorably impacted net sales.
     Operating income in the first six months of 2007 increased $25 million or 25% from the first six months of 2006. Operating income for the 2007 period was favorably impacted by price and product mix of approximately $51 million, improvements in operating income of the other tire related businesses of approximately $7 million, and increased volume of approximately $4 million. Unfavorably impacting operating income was higher conversion costs of approximately $24 million, increased raw material costs of approximately $7 million and higher SAG expenses of approximately $6 million.
     Operating income in the first six months did not include net rationalization charges of $4 million and $9 million in 2007 and 2006, respectively.
Latin American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	5.4	5.0	0.4	8.9%	10.7	10.4	0.3	3.8%
Net Sales	$458	$387	$71	18%	$868	$784	$84	11%
Segment Operating Income	90	83	7	8%	168	185	(17)	(9)%
Segment Operating Margin	19.7%	21.4%			19.4%	23.6%
Three Months Ended June 30, 2007 and 2006
Latin American Tire unit sales in the 2007 second quarter increased 0.4 million units or 8.9% from the 2006 period. OE volume increased 0.2 million units or 16.3% and replacement units increased 0.2 million units or 5.5%, due to improving market conditions.
     Net sales in the 2007 second quarter increased $71 million or 18% from the 2006 period. Net sales increased in 2007 due to the improved volume of approximately $42 million, favorable impact of foreign currency translation, mainly in Brazil, of approximately $23 million and favorable price and product mix of approximately $7 million.
     Operating income in the second quarter of 2007 increased $7 million or 8% from the same period in 2006. Operating income was favorably impacted by foreign currency translation of approximately $17 million, improved volume of approximately $11 million and favorable price and product mix of $6 million. Negatively impacting operating income was increased raw material costs of approximately $18 million and higher conversion costs of approximately $11 million.
     Operating income did not include second quarter gains on asset sales of $1 million in 2007.
Six Months Ended June 30, 2007 and 2006
Latin American Tire unit sales in the first six months of 2007 increased 0.3 million units or 3.8% from the 2006 period. OE volume increased 0.4 million units or 13.9% due to improving market conditions, offset by a decline in replacement units of 0.1 million units or 0.6%.
     Net sales in the first half of 2007 increased $84 million or 11% from the 2006 period. Net sales increased in 2006 due to the favorable impact of foreign currency translation, mainly in Brazil, of approximately $35 million, increased volume of approximately $28 million, and favorable price and product mix of approximately $21 million.
     Operating income in the first half of 2007 decreased $17 million or 9% from the same period in 2006. Operating income was unfavorably impacted by higher raw material costs of approximately $28 million, higher conversion costs of approximately $21 million, and approximately $17 million due to a pension plan curtailment gain in 2006. Favorably impacting operating income was foreign currency translation of approximately $24 million, price and product mix of approximately $20 million and higher volume of approximately $8 million.

     Operating income in the first six months of 2007 did not include net rationalization charges of $2 million and gains on asset sales of $2 million.
Asia Pacific Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	4.8	5.0	(0.2)	(3.4)%	9.3	9.7	(0.4)	(4.1)%
Net Sales	$428	$377	$51	14%	$812	$730	$82	11%
Segment Operating Income	41	28	13	46%	70	50	20	40%
Segment Operating Margin	9.6%	7.4%			8.6%	6.8%
Three Months Ended June 30, 2007 and 2006
Asia Pacific Tire unit sales in the 2007 second quarter decreased 0.2 million units or 3.4% from the 2006 period. Replacement unit sales decreased 0.1 million units or 3.5% and OE volume decreased 0.1 million units or 3.2%, reflecting supply constraints as a result of the fire in Thailand.
     Net sales in the 2007 second quarter increased $51 million or 14% compared to the 2006 period due to favorable foreign currency translation of approximately $37 million, mainly in New Zealand and Australia, and price and product mix of approximately $24 million. These were partially offset by decreased volume of approximately $10 million.
     Operating income in the second quarter of 2007 increased $13 million or 46% compared to the 2006 period due to improved price and product mix of approximately $19 million and $2 million of favorable foreign currency translation. Unfavorably impacting operating income was approximately $4 million of increased raw material costs, and approximately $2 million due to lower volume.
     Despite reducing unit volume, the fire in Thailand did not affect adversely segment operating income for the quarter. Costs related to the plant were largely covered by insurance while the lost volume was mostly low-margin OE business.
     Operating income did not include second quarter net rationalization charges of $17 million in 2006.
Six Months Ended June 30, 2007 and 2006
Asia Pacific Tire unit sales in the first six months of 2007 decreased 0.4 million units or 4.1% from the 2006 period. Replacement unit sales decreased 0.3 million units or 4.8% and OE volume decreased 0.1 million units or 2.7%.
     Net sales in the first six months of 2007 increased $82 million or 11% compared to the 2006 period due to favorable foreign currency translation of approximately $57 million and favorable price and product mix of approximately $45 million, which were partially offset by decreased volume of approximately $24 million.
     Operating income in the first six months of 2007 increased $20 million or 40% compared to the 2006 period due to improved price and product mix of approximately $40 million and approximately $3 million of favorable foreign currency translation. Unfavorably impacting operating income was approximately $9 million of increased raw material costs, increased freight of approximately $3 million, and lower volume of approximately $4 million. Operating income was also unfavorably impacted by higher SAG expenses of approximately $3 million and a decrease in our other tire related businesses of approximately $2 million. Operating income in 2006 also included approximately $2 million in favorable settlements with certain raw material suppliers.
     Operating income in the first six months of 2007 did not include gains on asset sales of $7 million. Also, operating income in the first six months of 2006 did not include net rationalization charges of $24 million.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, we had $2,328 million in cash and cash equivalents as well as $2,000 million of unused availability under our various credit arrangements, compared to $3,862 million and $533 million at December 31, 2006, respectively. Cash and cash equivalents decreased primarily due to $2,141 million of repayments on our long term borrowings including our U.S. revolving credit facility, our 8 1/2% senior note due 2007 and our debt redemption in the second quarter of 2007, offset in part by our public equity offering which raised $833 million. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At June 30, 2007, cash balances totaling $191 million were subject to such restrictions, compared to $214 million at December 31, 2006. During the first quarter of 2007, $20 million of restricted cash became unrestricted.
OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations was $513 million in the first six months of 2007, compared to cash used in operating activities of $258 million in the comparable prior year period. The decrease in operating cash flows was driven by lower operating results of $94 million, higher pension contributions of $46 million, and lower insurance recoveries of $43 million.
INVESTING ACTIVITIES
Net cash used in investing activities from continuing operations was $171 million during the first six months of 2007, compared to net cash used of $277 million from the first six months of 2006. The change in investing activities was primarily due to lower capital expenditures of $30 million and higher proceeds from asset dispositions of $29 million. In 2006 we also acquired the remaining outstanding shares of South Pacific Tyres Ltd for $41 million.
FINANCING ACTIVITIES
Net cash used in financing activities from continuing operations was $871 million in the first six months of 2007, compared to net cash used of $142 million for the same period in 2006. Cash outflows included payments of $873 million of repayment on our borrowings on our U.S. revolving credit facility, the $300 million repayment of our 8 1/2% senior note due 2007, the $315 million debt redemption, and approximately $360 million of repayment of the German revolving credit facility due in 2010, offset in part by net proceeds from the equity offering and options exercised resulting in $940 million.
Credit Sources
In aggregate, we had credit arrangements of $7,907 million available at June 30, 2007, of which $2,000 million were unused, compared to $8,196 million available at December 31, 2006, of which $533 million were unused.
April 20, 2007 Refinancing
On April 20, 2007, we refinanced three of our credit facilities. Significant changes to the amended and restated agreements include:
•	With respect to our $1.5 billion first lien revolving credit facility, an extension of its maturity until 2013, a reduction of the applicable interest rate by between 50 and 75 basis points (depending on availability of undrawn amounts) and a more flexible covenant package.

•	With respect to our $1.2 billion second lien term loan facility, an extension of its maturity until 2014, a reduction of the applicable interest rate by 100 basis points (further reduced by 25 basis points as of May 31, 2007 when our credit ratings were upgraded to BB- and Ba3) and a more flexible covenant package.

•	With respect to our €505 million senior secured European credit facilities, the conversion of the existing €155 million term loan to a revolving facility, an extension of the facilities’ maturity until 2012, a reduction of the applicable interest rate by 75 basis points (as compared to the existing European revolving facility) and 37.5 basis points (as compared to the existing European term loan) and a more flexible covenant package.
The aggregate amount of fees we paid in connection with the refinancing was approximately $19 million.
     Refer to Note 5, Financing Arrangements for additional information regarding the amended and restated facilities.
June 29, 2007 Debt Redemption
On June 29, 2007, we exercised our right to redeem $175 million of our $500 million 8.625% senior notes due 2011 and $140 million of our $400 million 9.00% senior notes due in 2015.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letters of credit availability limited to $800 million. Our obligations under the facility is guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.
     At June 30, 2007, there were no borrowings under the revolving credit facility and $505 million of letters of credit were issued under the revolving credit facility. At December 31, 2006, we had $873 million outstanding under the revolving credit facility and $6 million of letters of credit issued under the revolving credit facility. At December 31, 2006 there were no borrowings and $500 million of letters of credit issued under the deposit-funded facility. The $500 million of letters of credit that were outstanding prior to the refinancing have been transferred to the revolving credit facility.
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
     As of June 30, 2007 and December 31, 2006, there were $4 million of letters of credit issued and no borrowings under the European revolving credit facility. As of June 30, 2007 and December 31, 2006, $68 million and $204 million, respectively, was drawn under the German revolving credit facility. The $202 million in term loans that were outstanding at December 31, 2006 have been transferred to the European revolving credit facility.
$300 Million Third Lien Secured Term Loan Facility due 2011
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by third priority security interests in the same collateral securing the $1.5 billion first lien credit facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities). As of June 30, 2007 and December 31, 2006, this facility was fully drawn.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. At June 30, 2007 and December 31, 2006, this facility was fully drawn.
Covenant Compliance
As of June 30, 2007, we were in compliance with the material covenants imposed by our principal credit facilities.

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
     The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three and six month periods ended June 30, 2007 and 2006. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statement of Operations. Those line items also include discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Net (Loss) Income	$56	$2	$(118)	$76
Consolidated Interest Expense	120	104	247	207
United States and Foreign Taxes	55	52	122	129
Depreciation and Amortization Expense	146	195	309	353

EBITDA	377	353	560	765

Credit Facilities Adjustments:
Other Adjustments to Net (Loss) Income (1)	—	—	41	—
Minority Interest in Net Income of Subsidiaries	16	11	38	23
Other Non-Cash Items	31	(4)	33	(3)
Capitalized Interest and Other Interest Related Expense	5	4	10	9
Rationalization Charges	10	34	34	75

Covenant EBITDA	$439	$398	$716	$869

(1)	Includes estimated strike related losses of approximately $34 million for North American Tire and approximately $6 million for Engineered Products in 2007.
Credit Ratings
Our credit ratings as of the date of this filing are presented below:

	S&P	Moody’s
$650 Million Senior Secured Notes due 2011	B+	Ba3
$500 Million Senior Unsecured Notes due 2009 and $500 Million Senior Unsecured Notes due 2011	B	Ba3
$400 Million Senior Unsecured Notes, due 2015	B	Ba3
All other Senior Unsecured Notes	B	B2
Corporate Rating (implied)	BB-	Ba3
Outlook	Positive	Positive

Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from BB+ to B- depending on facility) and our unsecured debt (“B-”).
Voluntary Employees’ Beneficiary Association (“VEBA”)
On December 28, 2006, the USW ratified the terms of a new master labor agreement ending a strike by the USW. In connection with the master labor agreement, we entered into a memorandum of understanding with the USW regarding the establishment of a VEBA intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon receiving U.S. District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. We have committed to contribute to the VEBA $1 billion, which will consist of at least $700 million in cash and an additional $300 million in cash or shares of our common stock at our option. We plan to make our contributions to the VEBA in cash following the U.S. District Court’s approval of the settlement. In addition, we expect to remove our liability for USW retiree healthcare benefits from our balance sheet when this settlement has received final judicial approval (including exhaustion of all appeals, if any) and we have made our contribution to the VEBA. We expect to use cash on hand and generated from operating activities, unused availability under our various credit agreements and/or proceeds from the pending sale of our Engineered Products business to fund the VEBA. We do not expect our VEBA funding commitment or our inability to immediately remove our liability for USW retiree healthcare benefits from our balance sheet to have a significant impact on our liquidity or cash position. Furthermore, we do not expect our plan to fund the VEBA entirely in cash to have a significant impact on our operations or liquidity.
Asset Dispositions
The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.
Potential Future Financings
In addition to our previous financing activities, we may undertake additional financing actions which could include restructuring bank debt or a capital markets transaction, possibly including the issuance of additional debt or equity. Given the challenges that we face and the uncertainties of the market conditions, access to the capital markets cannot be assured.
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

	Payment Due by Period as of December 31, 2006
							After
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
Notes Payable and Long Term Debt (1)	$7,153	$641	$125	$908	$5	$2,101	$3,373
Interest Payments (2)	2,744	445	428	420	362	253	836
Pension Benefits (3)	1,425	700	375	150	125	75	—
Other Post Retirement Benefits (4)	1,679	231	192	184	177	170	725

(1)	Notes payable and long term debt payments reflect our maturities as amended on April 20, 2007. Refer to Note 5, Financing Arrangements for a discussion of the amendments and redemption.

(2)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements, as amended on April 20, 2007. Payments related to variable debt are based on the six-month LIBOR rate at December 31, 2006 plus the specified margin in the associated debt agreements for each period presented.

(3)	2007 contributions have been revised to reflect updated funding estimates. Other years and significant assumptions related to pensions remain unchanged from footnote 5 of the Commitments and Contingent Liabilities table in the 2006 Form 10-K.

(4)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and U.S. salaried plan changes as noted in Note 7, Pension, Savings and Other Postretirement Benefit Plans. These amounts will be reduced significantly provided the proposed settlement with the USW regarding retiree healthcare becomes effective.
In addition, the following contingent contractual obligation, the amount of which cannot be estimated, is not included in the table above:

•	The terms and conditions of our global alliance with Sumitomo, as set forth in the Umbrella Agreement between Sumitomo and us, provide for certain minority exit rights available to Sumitomo commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in our control, could trigger a right of Sumitomo to require us to purchase their interests in the global alliance immediately. Sumitomo’s exit rights, in the unlikely event of the occurrence of a triggering event and the subsequent exercise of Sumitomo’s exit rights, could require us to make a substantial payment to acquire Sumitomo’s interests in the global alliance. The Umbrella Agreement provides that the payment amount would be based on the fair value of Sumitomo’s 25% minority shareholder’s interest in each of Goodyear Dunlop Tires Europe B.V. and Goodyear Dunlop Tires North America, Ltd. and the book value of net assets of the Japanese joint ventures. The payment amount would be determined through a negotiation process where, if no mutually agreed amount was determined, a binding arbitration process would determine that amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
The raw materials costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are oil-based derivatives, whose costs may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power and expanding our capabilities to substitute lower-cost raw materials.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on our consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are used to separate interest rate risk management from debt funding decisions. At June 30, 2007, 56% of our debt from continuing operations was at variable interest rates averaging 7.78% compared to 58% at an average rate of 7.85% at December 31, 2006. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.
     The following table presents information at June 30:
Interest Rate Swap Contracts

(Dollars in millions)	2007	2006
Floating Rate Contracts:
Notional principal amount	$—	$200
Pay variable LIBOR	—%	7.01%
Receive fixed rate	—%	6.63%

Average years to maturity	—	0.4
Fair value – asset (liability)	$—	$—
Pro forma fair value – asset (liability)	—	(1)
The pro forma fair value assumes a 10% increase in variable market interest rates at June 30, 2007 and 2006, respectively, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
     Weighted average interest rate swap contract information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Floating Rate Contracts:
Notional principal amount	$—	$200	$—	$200
Pay variable LIBOR	—%	6.51%	—%	6.39%
Receive fixed rate	—%	6.63%	—%	6.63%
The following table presents fixed rate debt information at June 30:
(In millions)

Fixed Rate Debt	2007	2006
Carrying amount – liability	$2,410	$2,731
Fair value – liability	3,152	2,717
Pro forma fair value – liability	3,216	2,788
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2007 and 2006, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

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
     Contracts hedging short-term trade receivables and payables normally have no hedging designation.
     The following table presents foreign currency contract information at June 30:

(In millions)	2007	2006
Fair value — asset (liability)	$(3)	$(1)
Pro forma change in fair value	(68)	(49)
Contract maturities	7/07-10/19	7/06-10/19
We were not a party to any foreign currency option contracts at June 30, 2007 or 2006.
     The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at June 30 as follows:

(In millions)	2007	2006
Fair value – asset (liability):
Current assets	$3	$3
Long term assets	5	1
Current liabilities	(11)	(5)
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected;

•	a significant aspect of our master labor agreement with the United Steelworkers (USW) is subject to court and possibly regulatory approvals, which, if not received, could result in the termination and renegotiation of the agreement;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”) provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	work stoppages, financial difficulties or supply disruptions at our suppliers or our major OE customers could harm our business; and

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters.
     It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.
ITEM 4. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2007, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 120,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2007, approximately 600 new claims were filed against us and approximately 3,300 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2007 was $6 million and $9 million, respectively. At June 30, 2007, there were approximately 117,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 8, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on Asbestos litigation.
Securities/ERISA Litigation
Following the announcement of a restatement of our financial statements in October 2003, several lawsuits were filed in the United States District Court for the Northern District of Ohio against Goodyear and current and/or former officers, directors and associates of Goodyear asserting breach of fiduciary duty claims under the Employee Retirement Income Security Act (“ERISA”) on behalf of a putative class of participants in Goodyear’s Employee Savings Plan for Bargaining Unit Employees and Goodyear’s Savings Plan for Salaried Employees. All of these actions were consolidated into a separate action in the United States District Court for the Northern District of Ohio. In July 2006, the Court denied the defendants’ motion to dismiss the breach of fiduciary duty claims under ERISA. Although Goodyear continues to believe the ERISA claims are without merit, Goodyear has entered into settlement discussions with the plaintiffs in order to eliminate the ongoing cost and distraction of the litigation. If the settlement discussions are unsuccessful in resolving the ERISA claims, Goodyear will continue to vigorously defend them.

VEBA Litigation
In connection with our master labor agreement with the USW, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”). The VEBA is intended to provide healthcare benefits for current and future USW retirees. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. For more information regarding the VEBA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – VEBA” in our 2006 Form 10-K.
Notice of Violation
On June 13, 2007, the Commissioners of the Texas Commission on Environmental Quality (“TCEQ”) approved an agreed order resolving an enforcement action against Goodyear by TCEQ related to alleged violations of state air emission standards at Goodyear’s Beaumont, Texas chemical facility. The agreed order effectuates the settlement described in our 2006 Form 10-K and assesses an administrative penalty of $283,654 against Goodyear.
     Reference is made to Item 3 of Part I of our 2006 Form 10-K and Item 1 of Part II of our Form 10-Q for the period ended March 31, 2007 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2006 Form 10-K includes a detailed discussion of our risk factors. Some of these risk factors were amended or updated in our Form 10-Q for the period ended March 31, 2007. The information presented below further amends and updates our risk factors and should be read in conjunction with these prior disclosures.
Due to the offering of our common stock and the partial redemption of certain of our senior unsecured notes as described in Note 12, Equity Offering in this Form 10-Q, the risk factor set forth below has been amended and restated.
Our long term ability to meet our obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results.
The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties, access to capital markets and asset sales. Although we completed a partial redemption of $315 million principal amount of senior unsecured notes in June 2007, an offering of our common stock in May 2007, a refinancing of three of our primary credit facilities in April 2007, and an issuance of $1.0 billion principal amount of senior unsecured notes in November 2006 ($825 million principal amount of which remains outstanding), we may undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional debt or equity.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2007. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
4/1/07-4/30/07	—	$—	—	—
5/1/07-5/31/07	5,398	34.89	—	—
6/1/07-6/30/07	1,872	35.12	—	—

Total	7,270	$34.95	—	—

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

S I G N A T U R E S
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: July 26, 2007	By	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller (Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007
INDEX OF EXHIBITS

Exhibit Table
Item	Description of
No.	Exhibit	Exhibit Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen Nondenominational Certificate for Shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2007, File No. 1-1927).

(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on March 14, 2000, in respect of $300,000,000 principal amount of the Company’s 8.50% Notes due 2007 (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), and as further supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

(d)	Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., BNP Paribas, CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC, Wells Fargo Foothill, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(e)	Amended and Restated Second Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

Exhibit Table
Item	Description of
No.	Exhibit	Exhibit Number
(f)	Third Lien Credit Agreement, dated as of April 8, 2005, among the Company, the subsidiary guarantors listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(g)	Amended and Restated Revolving Credit Agreement, dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(h)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(i)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(j)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(k)	Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(l)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(m)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A., as Collateral Agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, the Company, and the subsidiaries of the Company named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(n)	Indenture, dated as of June 23, 2005, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

Exhibit Table
Item	Description of
No.	Exhibit	Exhibit Number
(o)	Amendment No. 2 to the General Master Purchase Agreement dated May 23, 2005, and August 26, 2005, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (including Amended and Restated General Master Purchase Agreement) (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(p)	Amendment No. 2 to the Master Subordinated Deposit Agreement dated May 23, 2005, and August 26, 2005, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement) (incorporated by reference, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(q)	Master Complementary Deposit Agreement dated December 10, 2004, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

(r)	Indenture dated as of March 12, 2004, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(s)	Collateral Agreement dated as of March 12, 2004, among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(t)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004, among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(u)	Indenture, dated as of July 2, 2004, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(v)	Indenture, dated as of November 21, 2006, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

(w)	Exchange and Registration Rights Agreement with respect to Senior Floating Rate Notes due 2009, dated as of November 21, 2006, among the Company, certain subsidiaries of the Company and Goldman, Sachs & Co. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

(x)	Exchange and Registration Rights Agreement with respect to 8 5/8% Senior Notes due 2011, dated as of November 21, 2006, among the Company, certain subsidiaries of the Company and Goldman, Sachs & Co. (incorporated by reference, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

In accordance with Item 601(b)(4)(iii) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Securities and Exchange Commission.

10	Material Contracts

Exhibit Table
Item	Description of
No.	Exhibit	Exhibit Number
(a)*	The Goodyear Tire & Rubber Company Continuity Plan for Salaried Employees (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2007, File No. 1-1927).

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement.

E-4