Form 10-Q
period 2007-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2007-10-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Number of Shares of Common Stock,
Without Par Value, Outstanding at September 30, 2007: 211,139,077

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2007	2006	2007	2006
NET SALES	$5,064	$4,913	$14,484	$14,113

Cost of Goods Sold	4,051	4,060	11,759	11,620
Selling, Administrative and General Expense	670	611	2,025	1,856
Rationalizations (Note 2)	2	137	24	210
Interest Expense	106	105	351	310
Other Income, Net (Note 3)	(33)	(2)	(14)	(36)
Minority Interest in Net Income of Subsidiaries	14	19	52	42

Income (Loss) from Continuing Operations before Income Taxes	254	(17)	287	111
United States and Foreign Taxes	95	59	209	174

Income (Loss) from Continuing Operations	159	(76)	78	(63)

Discontinued Operations (Note 11)	509	28	472	91

NET INCOME (LOSS)	$668	$(48)	$550	$28

Income (Loss) Per Share — Basic
Income (Loss) from Continuing Operations	$0.76	$(0.43)	$0.40	$(0.36)
Discontinued Operations	2.41	0.16	2.41	0.52

Net Income (Loss) Per Share — Basic	$3.17	$(0.27)	$2.81	$0.16

Weighted Average Shares Outstanding (Note 4)	211	177	196	177
Income (Loss) Per Share — Diluted
Income (Loss) from Continuing Operations	$0.67	$(0.43)	$0.39	$(0.36)
Discontinued Operations	2.08	0.16	2.05	0.52

Net Income (Loss) Per Share — Diluted	$2.75	$(0.27)	$2.44	$0.16

Weighted Average Shares Outstanding (Note 4)	244	177	229	177
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2007	2006
Assets:
Current Assets:
Cash and Cash Equivalents	$2,933	$3,862
Restricted Cash	183	214
Accounts and Notes Receivable, less Allowance — $91 ($98 in 2006)	3,804	2,800
Inventories:
Raw Materials	597	663
Work in Process	149	135
Finished Products	2,350	1,803

	3,096	2,601

Prepaid Expenses and Other Current Assets	297	289
Current Assets of Discontinued Operations (Note 11)	—	413

Total Current Assets	10,313	10,179
Goodwill	697	662
Intangible Assets	166	166
Deferred Income Tax	112	150
Other Assets and Deferred Pension Costs	468	453
Long Term Assets of Discontinued Operations (Note 11)	—	352
Properties and Plants, less Accumulated Depreciation — $8,264 ($7,673 in 2006)	5,286	5,067

Total Assets	$17,042	$17,029

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,252	$1,945
Compensation and Benefits	968	883
Other Current Liabilities	738	811
Current Liabilities of Discontinued Operations (Note 11)	—	157
United States and Foreign Taxes	248	222
Notes Payable and Overdrafts (Note 5)	219	243
Long Term Debt and Capital Leases due within one year (Note 5)	163	405

Total Current Liabilities	4,588	4,666
Long Term Debt and Capital Leases (Note 5)	4,675	6,562
Compensation and Benefits (Note 7)	4,105	4,935
Long Term Liabilities of Discontinued Operations (Note 11)	—	47
Deferred and Other Noncurrent Income Taxes	285	320
Other Long Term Liabilities	675	380
Minority Equity in Subsidiaries	915	877

Total Liabilities	15,243	17,787

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity (Deficit):
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares – 211 (178 in 2006) after deducting 11 treasury shares (18 in 2006)	211	178
Capital Surplus (Note 12)	2,349	1,427
Retained Earnings	1,550	968
Accumulated Other Comprehensive Loss (Note 7)	(2,311)	(3,331)

Total Shareholders’ Equity (Deficit)	1,799	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$17,042	$17,029

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net Income (Loss)	$668	$(48)	$550	$28

Other Comprehensive Income (Loss):

Minimum pension liability	—	—	—	(5)

Defined benefit plans:
Prior service credit from plan amendment during period	—	—	533	—
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost	39	—	136	—
Less: Taxes	(6)	—	(19)	—
Minority interest	(3)	—	(13)	—
Increase in net actuarial losses	(27)	—	(39)	—
Less: Taxes	(2)	—	(2)	—
Minority interest	(1)	—	2	—
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailment and divestitures	(3)	—	130	—
Less: Taxes	(10)	—	(10)	—

	(13)	—	718	—

Foreign currency translation gain	157	(3)	303	75

Tax on derivative reclassification adjustment	—	—	—	(3)

Unrealized investment gain (loss)	2	1	(1)	(10)

Comprehensive Income (Loss)	$814	$(50)	$1,570	$85

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$550	$28
Less: Discontinued operations	472	91

Income (Loss) from Continuing Operations	78	(63)

Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	453	471
Amortization and write-off of debt issuance costs	39	14
Deferred tax provision	26	(22)
Net rationalization charges (Note 2)	24	210
Net gains on asset sales (Note 3)	(29)	(2)
Fire loss expense	11	—
Minority interest and equity earnings	51	41

Pension contributions	(509)	(435)
Rationalization payments	(62)	(68)
Insurance recoveries	7	43
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts and notes receivable	(827)	(623)
Inventories	(360)	(376)
Accounts payable – trade	235	155
Compensation and benefits	290	310
Other current liabilities	(60)	(78)
Other long term liabilities	(25)	(3)
Other assets and liabilities	(35)	(64)

TOTAL OPERATING CASH FLOWS FROM CONTINUING OPERATIONS	(693)	(490)

Discontinued operations	13	77

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(680)	(413)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(450)	(415)
Asset dispositions	55	5
Asset acquisitions	—	(41)
Decrease in restricted cash	31	34
Insurance proceeds	3	—

TOTAL INVESTING CASH FLOWS FROM CONTINUING OPERATIONS	(361)	(417)

Discontinued operations	1,435	(21)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	1,074	(438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt and overdrafts incurred	48	60
Short term debt and overdrafts paid	(115)	(76)
Long term debt incurred	138	170
Long term debt paid	(2,312)	(186)
Debt issuance costs	(18)	—
Common stock issued	955	5
Dividends paid to minority shareholders	(95)	(12)

TOTAL FINANCING CASH FLOWS FROM CONTINUING OPERATIONS	(1,399)	(39)

Discontinued operations	(9)	3

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(1,408)	(36)

Net Change in Cash of Discontinued Operations	27	(3)

Effect of exchange rate changes on cash and cash equivalents	58	38

Net Change in Cash and Cash Equivalents	(929)	(852)

Cash and Cash Equivalents at Beginning of the Period	3,862	2,138

Cash and Cash Equivalents at End of the Period	$2,933	$1,286

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (“Goodyear”, “we”, “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as retrospectively adjusted to reflect the treatment of the Engineered Products business as a discontinued operation by our Current Report on Form 8-K filed May 3, 2007 and as retrospectively adjusted to reflect the release of the guarantor subsidiaries that were sold as part of the Engineered Products business from their obligations under their guarantees by our Current Report on Form 8-K filed August 24, 2007 (collectively, the “2006 Form 10-K”).
     Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2007.
     As discussed in Note 11, the results of operations, financial position and cash flows of our Engineered Products business, previously a reportable operating segment, have been reported as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to our continuing operations.
Recently Issued Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), in February 2006. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have a significant impact on our results of operations or financial position.
     The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”), in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. The servicing asset or servicing liability is initially recognized at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 did not have a significant impact on our results of operations or financial position.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the criteria that must be met prior to recognizing the financial statement benefit of an uncertain position taken in a tax return and requires companies to include additional qualitative and quantitative disclosures related to such positions within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
changes in tax uncertainties. FIN No. 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained. We adopted FIN No. 48 on January 1, 2007. The adoption resulted in an increase in the opening balance of retained earnings and a decrease in goodwill as of January 1, 2007 of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how a company should measure fair value when it is required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
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
     The following table shows the reconciliation of our liability between periods:

	Associate-	Other Than
(In millions)	Costs related	Associate-related Costs	Total
Balance at December 31, 2006	$77	$20	$97
First half charges	12	16	28
Incurred	(29)	(21)	(50)
Reversed to the statement of operations	(5)	(1)	(6)

Balance at June 30, 2007	$55	$14	$69
Third quarter charges	3	4	7
Incurred	(10)	(12)	(22)
Reversed to the statement of operations	(4)	(1)	(5)

Balance at September 30, 2007	$44	$5	$49

During the third quarter of 2007, $2 million of net charges were recorded. New charges of $7 million were comprised of $2 million of associate severance costs for plans initiated in 2007 and $5 million for plans initiated in 2006. Of the $5 million for plans initiated in 2006, $1 million was related to associate severance costs and the remaining $4 million was primarily for other exit costs and non-cancelable lease costs. The third quarter of 2007 includes the reversal of $5 million of reserves for rationalization actions no longer needed for their originally-intended purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For the first nine months of 2007, $24 million ($21 million after-tax or $0.09 per share) of net charges were recorded. New charges of $35 million were comprised of $7 million for plans initiated in 2007 and $28 million for plans initiated in 2006. New charges of $7 million for the 2007 plans related to associate severance costs. The $28 million of new charges for 2006 plans consist of $8 million of associate-related costs and $20 million primarily for other exit costs and non-cancelable lease costs. The first nine months of 2007 includes the reversal of $11 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 200 associates will be released under programs initiated in 2007, of which 65 were released by September 30, 2007.
     The accrual balance of $49 million at September 30, 2007 includes approximately $7 million related to long-term non-cancelable lease costs and approximately $42 million of associate and other costs that are expected to be substantially utilized within the next 12 months.
     In addition to the liabilities discussed above, we retained restructuring liabilities related to our Engineered Products business, which was sold on July 31, 2007. At September 30, 2007, $4 million of restructuring liabilities are recorded in Other current liabilities.
     Accelerated depreciation charges of $6 million and $31 million were recorded as Cost of goods sold in the three and nine months ended September 30, 2007, respectively, primarily for fixed assets to be taken out of service in connection with the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities.
     During the third quarter of 2006, $137 million ($125 million after-tax or $0.70 per share) of net charges were recorded and were comprised of $132 million of associate-related costs and $5 million primarily for non-cancelable lease costs for plans initiated in 2006. The $132 million of associate-related costs consisted of approximately $52 million of cash charges primarily for severance related costs and approximately $80 million related to non-cash pension and postretirement benefit curtailment charges and termination benefits. Additionally, in the third quarter, $1 million of associate-related costs were recorded for a plan initiated in 2005 and $1 million of reversals were recorded for actions no longer needed for their originally-intended purpose.
     For the first nine months of 2006, $210 million ($183 million after-tax or $1.03 per share) of net charges were recorded. New charges of $213 million were comprised of $209 million for plans initiated in 2006 and $4 million for plans initiated in 2005 for associate-related costs. The $209 million of new charges for 2006 plans consisted of $198 million of associate-related costs and $11 million primarily for non-cancelable lease costs. The $198 million of associate-related costs consisted of approximately $118 million related primarily to associate-related severance costs and approximately $80 million related to non-cash pension and postretirement benefit curtailment charges and termination benefits. The first nine months of 2006 includes the reversal of $3 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 4,835 associates will be released under programs initiated in 2006, of which 3,740 were released by September 30, 2007.
     During the three and nine months ended September 30, 2006, $7 million and $52 million, respectively, of accelerated depreciation charges were recorded in Cost of goods sold for fixed assets taken out of service in connection with the closure of the Washington, United Kingdom facility and the Upper Hutt, New Zealand plant closure. Charges of $2 million of accelerated depreciation in Selling, administrative and general expense were recorded during the nine months ended September 30, 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Asset sales	$(10)	$—	$(29)	$(2)
Interest income	(36)	(15)	(92)	(50)
Financing fees	11	10	78	30
Fire loss (recovery) expense	(1)	—	11	—
Foreign currency exchange	4	4	18	1
General & product liability – discontinued products (Note 8)	6	1	14	10
Royalty Income	(3)	(3)	(8)	(7)
Equity in earnings of affiliates	(1)	1	(4)	(6)
Latin American legal matter	—	—	—	(15)
Miscellaneous	(3)	—	(2)	3

	$(33)	$(2)	$(14)	$(36)

Other income, net was $33 million of income in the 2007 third quarter, an increase of $31 million, compared to $2 million of income in the 2006 third quarter. The increase was driven primarily by higher interest income in 2007 of $21 million on higher cash deposits. Also included in the third quarter were gains on asset sales of $10 million, which included a $9 million gain on the sale of property in North American Tire.
     Other income, net was $14 million of income for the first nine months of 2007, a decrease of $22 million, compared to $36 million of income for the first nine months of 2006. Higher 2007 financing fees included $33 million related to the redemption of $315 million of long term debt, of which $28 million was a cash premium paid on the redemption and $5 million was deferred financing fee write-offs. Also included in the higher financing fees were $14 million of debt issuance costs written-off in connection with our refinancing activities in April 2007. In March 2007, we incurred a fire in our Thailand facility, which has resulted in a loss of $11 million, net of insurance proceeds, for the first nine months of 2007. Also, we incurred higher losses of $17 million on foreign currency exchange for the first nine months of 2007 primarily as a result of the weakening of the U.S. dollar versus the Chilean peso, Colombian peso, and the Brazilian real. The 2006 period includes a $15 million gain resulting from a favorable settlement of a legal matter in Latin American Tire. The increase in expense was partially offset by higher gains on asset sales of $27 million in 2007 related to sales of property primarily in North American Tire and Asia Pacific Tire and higher interest income of $42 million on higher cash deposits.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the average number of common shares outstanding.
     There are contingent conversion features included in our $350 million 4% Convertible Senior Notes due 2034 (“the Notes”), issued on July 2, 2004. Since the applicable stock price condition was met, the Notes were convertible in the first, second and third quarters of 2007, except for the first 11 trading days of each fiscal quarter. In addition, if the applicable conditions are met, the Notes may be convertible in future fiscal quarters. If all of the Notes outstanding are surrendered for conversion, the aggregate number of additional shares of common stock issued would be approximately 29 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Average shares outstanding – basic	211	177	196	177
4% Convertible Senior Notes due 2034	29	—	29	—
Stock Options and other dilutive securities	4	—	4	—

Average shares outstanding – diluted	244	177	229	177

Our average shares outstanding increased primarily due to our public equity offering of 26,136,363 common shares on May 22, 2007. Refer to Note 12 for further information on the equity offering.
     Weighted average shares outstanding – diluted for the three and nine months ended September 30, 2006, excluded approximately 29 million contingently issuable shares as their inclusion would have been anti-dilutive due to insufficient earnings. Also, approximately 8 million equivalent shares for the three and nine months ended September 30, 2006 related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options) were excluded as their inclusion would have been anti-dilutive due to our loss from continuing operations.
     Additionally, weighted average shares outstanding – diluted excluded approximately 7 million equivalent shares for the three and nine months ended September 30, 2007, and excluded approximately 19 million equivalent shares for the three and nine months ended September 30, 2006, related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options).
     The following table presents the computation of adjusted income (loss) from continuing operations and adjusted net income (loss) used in computing income (loss) from continuing operations – per share diluted and Net income (loss) per share – diluted, respectively. The computation of adjusted income (loss) from continuing operations assumes that after-tax interest costs incurred on the Notes would have been avoided had the Notes been converted as of July 1 for the three months ended September 30, 2007 and January 1 for the nine months ended September 30, 2007. Adjusted net income (loss) for the three and nine months ended September 30, 2006 do not include the after-tax interest costs as the Notes were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Income (Loss) from continuing operations	$159	$(76)	$78	$(63)
After-tax impact of 4% Convertible Senior Notes due 2034	4	—	12	—

Adjusted Income (Loss) from continuing operations	163	(76)	90	(63)
Discontinued Operations	509	28	472	91

Adjusted Net Income (Loss)	$672	$(48)	$562	$28

NOTE 5. FINANCING ARRANGEMENTS
At September 30, 2007, we had total credit arrangements totaling $7,655 million, of which $2,141 million were unused, compared to $8,196 million and $533 million, respectively, at December 31, 2006.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2007, we had short term committed and uncommitted credit arrangements totaling $524 million, of which $305 million was unused, compared to $479 million and $236 million, respectively, at December 31, 2006. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2007	2006
Notes payable and overdrafts	$219	$243

Weighted average interest rate	6.69%	5.60%

Long term debt and capital leases due within one year:
8 1/2% due 2007	$—	$300
6 3/8% due 2008	100	—
U.S. Revolving credit facility	—	37
Other (including capital leases)	63	68

	$163	$405

Weighted average interest rate	6.65%	8.34%

Total obligations due within one year	$382	$648

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2007, we had long term credit arrangements totaling $7,131 million, of which $1,836 million were unused, compared to $7,717 million and $297 million, respectively, at December 31, 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30,		December 31,
		Interest		Interest
(In millions)	2007	Rate	2006	Rate
Notes:
8 1/2% due 2007	$—	—	$300	8 1/2%
6 3/8% due 2008	100	6 3/8%	100	6 3/8%
Floating rate notes due 2009	496	9.13%	495	9.14%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	500	8.625%
Floating rate notes due 2011	200	13.71%	200	13.70%
11% due 2011	449	11%	448	11%
9% due 2015	260	9%	400	9%
7% due 2028	149	7%	149	7%
4% Convertible Senior Notes due 2034	350	4%	350	4%

Bank term loans:
€155 million senior secured European term loan due 2010	—	—	202	5.91%
$300 million third lien secured term loan due 2011	—	—	300	8.89%
$1.2 billion second lien term loan facility due 2014	1,200	6.85%	1,200	8.14%
Pan-European accounts receivable facility due 2009	391	5.93%	362	5.05%
German revolving credit facility due 2012	—	—	204	6.42%
U.S. Revolving credit facility	—	—	873	7.60%
Other domestic and international debt	216	8.22%	177	7.48%

	4,786		6,910

Capital lease obligations	52		57

	4,838		6,967

Less portion due within one year	(163)		(405)

	$4,675		$6,562

The following table presents information about long term fixed rate debt, including capital leases, at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In millions)	2007	2006
Carrying amount – liability	$2,423	$2,998
Fair value – liability	2,986	3,353
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at September 30, 2007 and December 31, 2006 due primarily to the impact of our stock price on the Convertible Senior Notes. The fair value of our variable rate debt approximated its carrying amount at September 30, 2007 and December 31, 2006.

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
August 16, 2007 Debt Repayment
On August 16, 2007 we prepaid all outstanding borrowings under the $300 million third lien term loan at par.
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
     At September 30, 2007, there were no borrowings under the revolving credit facility and $505 million of letters of credit were issued under the revolving credit facility. At December 31, 2006, we had $873 million outstanding under the revolving credit facility and $6 million of letters of credit issued under the revolving credit facility. At December 31, 2006, there were no borrowings and $500 million of letters of credit issued under the deposit-funded facility. The $500 million of letters of credit that were outstanding prior to the refinancing were transferred to the revolving credit facility in April 2007.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
These amended and restated facilities consist of a €350 million European revolving credit facility, with a €50 million letter of credit sublimit, and a €155 million German revolving credit facility. Goodyear and its domestic subsidiaries that secure our U.S. facilities provide unsecured guarantees to support these revolving credit facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:
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
     As of September 30, 2007 and December 31, 2006, there were $4 million of letters of credit issued and no borrowings under the European revolving credit facility. There were no borrowings as of September 30, 2007 and $204 million at December 31, 2006 under the German revolving credit facility. The $202 million in term loans that were outstanding at December 31, 2006 were transferred to the German revolving credit facility in April 2007 and subsequently repaid.
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
     Loans under this facility bear interest, at our option, at LIBOR plus 150 basis points or an alternative base rate plus 50 basis points. If our corporate ratings by Moody’s and Standard & Poor’s were to decline to B1 or less and B+ or less, respectively (or our outlook at our current rating level was negative), then loans under this facility will bear interest, at our option, at LIBOR plus 175 basis points or an alternative base rate plus 75 basis points. As of September 30, 2007 and December 31, 2006, this facility was fully drawn.
Debt Maturities
Significant updates to our debt maturities as disclosed in our 2006 Form 10-K are provided below and reflect the new maturity dates on our credit facilities as of December 31, 2006, discussed above.

	Twelve Months Ending December 31,
(In millions)	2007	2008	2009	2010	2011
Domestic	$349	$106	$501	$6	$2,105
International	56	27	415	7	2

	$405	$133	$916	$13	$2,107

NOTE 6. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.7 million stock options and 1.2 million performance share units during the first quarter of 2007 under our 2005 Performance Plan. Additionally, we also granted 0.8 million reload options during the first nine months of 2007. The weighted average exercise price per share and weighted average fair value per share of these stock options was $25.57 and $11.87, respectively. We estimated the fair value of stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 4.61%
Volatility: 39.2%
Dividend yield: Nil
     We recognized stock-based compensation expense of $18 million ($18 million after-tax) and $54 million ($52 million after-tax) during the three and nine months ended September 30, 2007, respectively. As of September 30, 2007,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
unearned compensation cost related to the unvested portion of all stock-based awards was approximately $84 million and is expected to be recognized over the remaining vesting period of the respective grants, through September 30, 2011. During the three and nine months ended September 30, 2006 we recognized stock-based compensation expense of $8 million ($8 million after-tax) and $18 million ($16 million after-tax), respectively.
NOTE 7. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide substantially all employees with pension or savings benefits and substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care and life insurance benefits upon retirement.
     On March 23, 2007, we announced an agreement to sell our Engineered Products business, which resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the first quarter of 2007 of $72 million and a curtailment gain of $43 million for the salaried other postretirement benefit plan during the third quarter of 2007 upon completion of sale. Upon closing of the sale on July 31, 2007, we were required to remeasure the benefit obligations of our U.S. salaried other postretirement benefit plan using a discount rate of 6.0% compared to 5.5% at February 28, 2007. Under the terms of the Purchase and Sale Agreement for Engineered Products, we retained our obligations for pension and other postretirement benefits under our U.S. plans for Engineered Products’ existing retirees and employees eligible to retire as of July 31, 2007. Obligations for benefits under certain non-U.S. plans were not retained. A portion of U.S. net periodic cost for active employees of Engineered Products, and net periodic cost for certain non-U.S. plans have been included in Discontinued Operations.
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
     Significant changes from our December 31, 2006 disclosures as a result of the changes described above include:
•	Decrease in Accumulated Other Comprehensive Loss of $131 million related to our U.S. pension plans.

•	Decrease in Accumulated Other Comprehensive Loss of $535 million related to our other postretirement benefits.

•	Increase in Accumulated Other Comprehensive Loss of $43 million during the third quarter of 2007 related to the U.S. salaried postretirement plan.

•	Estimated prior service cost and net actuarial loss that will be amortized from Accumulated Other Comprehensive Loss into benefit cost in 2007 are $40 million and $56 million, respectively, for our U.S. pension plans and $2 million and $75 million, respectively, for our non-U.S. plans, compared to our previous estimate of $56 million and $59 million, respectively, for our U.S. pension plans and $4 million and $75 million, respectively, for our non-U.S. plans at December 31, 2006.

•	Estimated prior service cost and net actuarial loss for other postretirement benefit plans that will be amortized from Accumulated Other Comprehensive Loss into other postretirement benefit cost in 2007 are a benefit of $5 million and expense of $10 million, respectively, compared to our previous estimate of $37 million and $10 million of expense, respectively, at December 31, 2006.

•	The weighted average amortization period as disclosed for employees covered by our U.S. plans is approximately 20 years compared to our previous estimate of 13 years at December 31, 2006, as the U.S. salaried workforce is now considered inactive for pension amortization purposes.

•	Estimated future benefit payments, net of retiree contributions, for other postretirement plans are revised as shown below:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Other Benefits
	Without Medicare	Medicare Part D
(In millions)	Part D Subsidy	Subsidy Receipts
2007	$245	$(20)
2008	211	(19)
2009	205	(21)
2010	200	(23)
2011	194	(24)
2012-2016	861	(136)
Effective March 1, 2006, all active participants in the Brazil pension plan were converted to a defined contribution savings plan, resulting in the recognition of a curtailment gain. Further, the announcements of the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the third and fourth quarters of 2006, respectively.
     Pension cost follows:

		U.S.		U.S.
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2007	2006	2007	2006
Service cost – benefits earned during the period		$18	$21	$62	$68
Interest cost on projected benefit obligation		75	71	230	221
Expected return on plan assets		(90)	(72)	(262)	(219)
Amortization of:	- prior service cost	9	15	31	45
	- net losses	13	20	42	69

Net periodic pension cost		25	55	103	184
Curtailments/settlements		—	21	64	21
Termination benefits		—	11	—	11

Total pension cost		$25	$87	$167	$216

		Non-U.S.		Non-U.S.
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2007	2006	2007	2006
Service cost – benefits earned during the period		$9	$12	$30	$40
Interest cost on projected benefit obligation		38	34	112	99
Expected return on plan assets		(32)	(29)	(96)	(85)
Amortization of:	- prior service cost	1	1	2	3
	- net losses	18	19	56	53

Net periodic pension cost		34	37	104	110
Curtailments/settlements		—	—	—	(17)

Total pension cost		$34	$37	$104	$93

We expect to contribute approximately $675 million to $700 million to our funded U.S. and non-U.S. pension plans in 2007. Our previous estimate, as reported in the Consolidated Financial Statements for the year ended December 31, 2006 was $700 million to $750 million. For the three and nine months ended September 30, 2007, we contributed $223 million and $381 million, respectively, to our domestic plans, and we contributed $41 million and $128 million, respectively, to our non-U.S. plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended September 30, 2007 and 2006 were $8 million and $6 million, respectively, and $23 million and $19 million for the nine months ended September 30, 2007 and 2006, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
     Postretirement benefit cost follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2007	2006	2007	2006
Service cost – benefits earned during the period		$2	$6	$11	$16
Interest cost on projected benefit obligation		26	29	83	100
Amortization of:	- prior service cost	(3)	10	(2)	32
	- net losses	1	—	7	6

Net periodic postretirement benefit cost		$26	$45	$99	$154

Curtailments		—	34	—	34
Termination benefits		—	14	—	14

Total postretirement benefit cost		$26	$93	$99	$202

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES
At September 30, 2007, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1,368 million, and off-balance-sheet financial guarantees written and other commitments totaling $35 million.
Environmental Matters
We have recorded liabilities totaling $46 million and $43 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at September 30, 2007 and December 31, 2006, respectively. Of these amounts, $11 million and $9 million was included in Other current liabilities at September 30, 2007 and December 31, 2006, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $278 million and $269 million for anticipated costs related to workers’ compensation at September 30, 2007 and December 31, 2006, respectively. Of these amounts, $88 million and $106 million were included in Current Liabilities as part of Compensation and benefits at September 30, 2007 and December 31, 2006, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $464 million and $476 million for potential product liability and other tort claims, including related legal fees expected to be incurred, presently asserted against us, at September 30, 2007 and December 31, 2006, respectively. Of these amounts, $254 million and $260 million were included in Other current liabilities at September

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
30, 2007 and December 31, 2006, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $67 million and $66 million at September 30, 2007 and December 31, 2006, respectively. Of these amounts, $7 million and $9 million was included in Current Assets as part of Accounts and notes receivable at September 30, 2007 and December 31, 2006, respectively. We have restricted cash of $164 million and $193 million at September 30, 2007 and December 31, 2006, respectively, to fund certain of these liabilities. During the first quarter of 2007, $20 million of restricted cash became unrestricted.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 48,700 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $288 million through September 30, 2007 and $272 million through December 31, 2006.
     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Nine Months Ended	Year Ended December 31,
(Dollars in millions)	September 30, 2007	2006	2005
Pending claims, beginning of period	124,000	125,500	127,300
New claims filed	1,800	3,900	6,200
Claims settled/dismissed	(8,600)	(5,400)	(8,000)

Pending claims, end of period	117,200	124,000	125,500

Payments (1)	$15	$19	$22

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
     We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $125 million at September 30, 2007 and at December 31, 2006, respectively. The portion of the liability associated with unasserted asbestos claims was $73 million and $63 million at September 30, 2007 and December 31, 2006, respectively. Our liability with respect to asserted claims and related defense costs was $52 million at September 30, 2007 and $62 million at December 31, 2006. At September 30, 2007 and December 31, 2006, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by $20 million to $30 million, approximately 50% of which would be recoverable by our accessible policy limits.
     Based upon a model employed by Bates, as of September 30, 2007 and as of December 31, 2006, (i) we had recorded a receivable related to asbestos claims of $67 million and $66 million, respectively, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $7 million and $9 million was included in Current Assets as part of Accounts and notes receivable at September 30, 2007 and December 31, 2006, respectively.
     We believe that at September 30, 2007, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $67 million insurance receivable recorded at September 30, 2007. We also had approximately $19 million in aggregate limits for products claims, as well as coverage

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at September 30, 2007.
Heatway (Entran II). We have entered into a court approved amended settlement agreement that addresses claims against us involving a rubber hose product, Entran II. We had recorded liabilities related to Entran II claims totaling $204 million at September 30, 2007 and $217 million at December 31, 2006. As of September 30, 2007 and December 31, 2006, we had approximately $164 million and $173 million, respectively, in restricted cash to fund these liabilities, which includes the cash contributions we made to the settlement fund totaling $115 million through 2006. We will make additional cash contributions to the settlement fund of $15 million and $20 million in 2007 and 2008, respectively. In addition, we previously contributed approximately $174 million received from insurance contributions to the settlement fund. We expect that except for liabilities associated with actions in which we have received adverse judgments and sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement.
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
Union Matters
On December 28, 2006, members of the United Steelworkers (“USW”) ratified the terms of a new master labor agreement ending a strike by the USW that began on October 5, 2006. The new agreement covers approximately 12,200 workers at 12 tire and Engineered Products plants in the United States. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”) intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon U.S. District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio, and, on October 29, 2007, the parties filed the signed settlement agreement with the District Court. We have committed to contribute $1 billion to the VEBA. We plan to make our contributions to the VEBA entirely in cash following the District Court’s approval of the settlement. In the event that the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement.
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
NOTE 9. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Sales:
North American Tire	$2,285	$2,432	$6,578	$7,011
European Union Tire	1,380	1,263	3,977	3,647
Eastern Europe, Middle East and Africa Tire	484	430	1,334	1,153
Latin American Tire	491	408	1,359	1,192
Asia Pacific Tire	424	380	1,236	1,110

Net Sales	$5,064	$4,913	$14,484	$14,113

Segment Operating Income:
North American Tire	$66	$19	$99	$68
European Union Tire	90	81	227	211
Eastern Europe, Middle East and Africa Tire	86	77	213	179
Latin American Tire	99	77	267	262
Asia Pacific Tire	41	28	111	78

Total Segment Operating Income	382	282	917	798
Rationalizations	(2)	(137)	(24)	(210)
Accelerated depreciation	(6)	(7)	(31)	(54)
Interest expense	(106)	(105)	(351)	(310)
Minority interest in net income of subsidiaries	(14)	(19)	(52)	(42)
Corporate incentive compensation plans	(22)	(12)	(64)	(40)
Intercompany profit elimination	—	(1)	(12)	(23)
Curtailment	—	—	(64)	—
Retained expenses of discontinued operations	(1)	(13)	(17)	(37)
Other Income, net less equity in earnings of affiliates	32	3	10	30
Other	(9)	(8)	(25)	(1)

Income (Loss) from Continuing Operations before Income Taxes	$254	$(17)	$287	$111

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Rationalizations and Asset Sales, reported as Other Income, net on the Consolidated Statement of Operations, were not charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Rationalizations:
North American Tire	$(3)	$110	$7	$112
European Union Tire	1	20	4	59
Eastern Europe, Middle East and Africa Tire	3	3	7	12
Latin American Tire	1	1	3	1
Asia Pacific Tire	—	2	—	26

Total Segment Rationalizations	2	136	21	210
Corporate	—	1	3	—

	$2	$137	$24	$210

Asset Sales (gain) / loss:
North American Tire	$(9)	$—	$(17)	$—
European Union Tire	(1)	—	(3)	(2)
Latin American Tire	1	—	(1)	—
Asia Pacific Tire	—	—	(7)	—

Total Segment Asset Sales (gain) / loss	(9)	—	(28)	(2)
Corporate	(1)	—	(1)	—

	$(10)	$—	$(29)	$(2)

NOTE 10. INCOME TAXES
For the third quarter of 2007, we recorded tax expense of $95 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $268 million. Included in tax expense for the third quarter of 2007 was a net tax charge of $15 million ($12 million net of minority interest) related primarily to a tax law change in Germany, which was enacted in the third quarter. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the third quarter of 2006, we recorded tax expense of $59 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $2 million. Included in tax expense for the third quarter of 2006 was a net tax benefit of $3 million ($2 million net of minority interest), which is related to the favorable settlement of prior years’ tax liabilities.
     For the first nine months of 2007, we recorded tax expense of $209 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $339 million. Included in tax expense for the first nine months of 2007 was a net tax charge of $4 million, consisting of $15 million ($12 million net of minority interest) related primarily to a tax law change in Germany, which was enacted in the third quarter, and a tax benefit of $11 million ($0.05 per share) related to prior periods. The out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first nine months of 2006, we recorded tax expense of $174 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $153 million. Included in tax expense for the first nine months of 2006 was a net tax benefit of $10 million ($7 million net of minority interest), which is primarily related to favorable settlement of prior years’ tax liabilities and a benefit from enacted tax law changes.
     Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, if our income projections for future periods are realized, it is reasonably possible that earnings in these locations could provide sufficient

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
positive evidence to require release of all, or a portion, of these valuation allowances within the next 12 months resulting in one-time tax benefits of up to $60 million ($50 million, net of minority interests in net income of subsidiaries).
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
     As of January 1, 2007, the Company had unrecognized tax benefits of $161 million that if recognized, $143 million would have a favorable impact on our effective tax rate. The Company elected to continue to report interest and penalties as income taxes and had accrued interest as of January 1, 2007 of $10 million. We paid an audit assessment in the first quarter of 2007, which reduced the unrecognized tax benefits by $16 million and accrued interest by $5 million. If not favorably settled, $40 million of the remaining unrecognized tax benefits would require the use of our cash. In the second quarter of 2007, we reclassified $9 million of unrecognized tax benefits and $3 million of accrued interest to a current account as it is anticipated to be paid within the next 12 months.
     Generally years beginning after 2002 are still open to examination by foreign taxing authorities including several major taxing jurisdictions. In Germany we are still open to examination from 1998 onward. In the United States, we are still open to examination from 2004 forward.
     We are involved in a United States / Canada Competent Authority resolution process that deals with transactions between our operations in these countries from 1997 through 2003. This proceeding, which could result in a refund, should be concluded within the next two years.
     It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however we do not expect that change to have a significant impact on our results of operations or the financial position of the Company.
NOTE 11. DISCONTINUED OPERATIONS
On July 31, 2007, we completed the sale of substantially all of the business activities and operations of our Engineered Products business segment (“Engineered Products”) to EPD Inc. (“EPD”), a company controlled by Carlyle Partners IV, L.P., an affiliate of the Carlyle Group, for $1,475 million. As a result, during the third quarter of 2007, we recognized a gain of $517 million (net of taxes of $34 million), subject to customary post-closing adjustments. As part of the transaction, we entered into certain licensing agreements that will permit EPD to use the “Goodyear” brand and certain other trademarks related to the Engineered Products’ business for periods of up to 22 years. Accordingly, we have deferred recognition of a portion of the sale proceeds, and will recognize them in income over the term of the licensing agreements.
     As previously disclosed, effective March 24, 2007, we have reported Engineered Products as discontinued operations and accordingly, the accompanying financial information has been restated as required.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents the components of Discontinued Operations reported on the Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net Sales	$113	$371	$894	$1,169

(Loss) income from operations before taxes	$(9)	$35	$(38)	$112
United States and foreign taxes	(1)	7	7	21

(Loss) Income from Operations	$(8)	$28	$(45)	$91

Gain on Disposal before taxes	$551	$—	$551	$—
United States and foreign taxes	34	—	34	—

Gain on Disposal	$517	$—	$517	$—

Discontinued Operations	$509	$28	$472	$91

The following table presents the major classes of assets and liabilities of discontinued operations reported on the Consolidated Balance Sheet:

December 31,
(In millions)	2006
Cash	$37
Accounts and notes receivable	173
Inventories	188
Other	15

Current assets of discontinued operations	$413

Properties and plants	$310
Other	42

Long term assets of discontinued operations	$352

Accounts payable – trade	$92
Compensation and benefits	22
Other	43

Current liabilities of discontinued operations	$157

Compensation and benefits	$30
Other	17

Long term liabilities of discontinued operations	$47

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million outstanding principal amount of Senior Secured Notes due 2011 (consisting of $450 million outstanding principal amount of 11% Senior Secured Notes and $200 million outstanding principal amount of Senior Secured Floating Rate Notes), the $260 million outstanding principal amount of 9% Senior Notes due 2015 and the $825 million outstanding principal amount of Senior Notes (consisting of $325 million outstanding principal amount of 8.625% Senior Notes due 2011 and $500 million outstanding principal amount of Senior Floating Rate Notes due 2009) (collectively, the “Notes”). The following presents the condensed consolidating financial information separately for:
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	September 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$2,085	$32	$816	$—	$2,933
Restricted Cash	171	—	12	—	183
Accounts and Notes Receivable	940	269	2,595	—	3,804
Accounts and Notes Receivables from Affiliates	—	860	—	(860)	—
Inventories	1,269	331	1,562	(66)	3,096
Prepaid Expenses and Other Current Assets	139	3	152	3	297

Total Current Assets	4,604	1,495	5,137	(923)	10,313

Goodwill	—	25	476	196	697
Intangible Assets	110	19	56	(19)	166
Deferred Income Tax	—	1	112	(1)	112
Other Assets and Deferred Pension Costs	246	33	189	—	468
Investments in Subsidiaries	4,765	593	3,207	(8,565)	—
Properties and Plants	1,836	225	3,209	16	5,286

Total Assets	$11,561	$2,391	$12,386	$(9,296)	$17,042

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$579	$74	$1,599	$—	$2,252
Accounts Payable to Affiliates	778	—	82	(860)	—
Compensation and Benefits	578	35	355	—	968
Other Current Liabilities	520	24	194	—	738
United States and Foreign Taxes	56	17	181	(6)	248
Notes Payable and Overdrafts	—	—	219	—	219
Long Term Debt and Capital Leases due within one year	102	—	61	—	163

Total Current Liabilities	2,613	150	2,691	(866)	4,588

Long Term Debt and Capital Leases	4,096	1	578	—	4,675
Compensation and Benefits	2,464	307	1,334	—	4,105
Deferred and Other Noncurrent Income Taxes	82	6	191	6	285
Other Long Term Liabilities	507	43	125	—	675
Minority Equity in Subsidiaries	—	—	692	223	915

Total Liabilities	9,762	507	5,611	(637)	15,243

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	211	617	4,513	(5,130)	211
Capital Surplus	2,349	5	786	(791)	2,349
Retained Earnings	1,550	1,680	2,513	(4,193)	1,550
Accumulated Other Comprehensive Income (Loss)	(2,311)	(418)	(1,037)	1,455	(2,311)

Total Shareholders’ Equity	1,799	1,884	6,775	(8,659)	1,799

Total Liabilities and Shareholders’ Equity	$11,561	$2,391	$12,386	$(9,296)	$17,042

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$2,626	$37	$1,199	$—	$3,862
Restricted Cash	202	—	12	—	214
Accounts and Notes Receivable	693	198	1,909	—	2,800
Accounts and Notes Receivable from Affiliates	—	858	242	(1,100)	—
Inventories	1,031	269	1,345	(44)	2,601
Prepaid Expenses and Other Current Assets	142	6	129	12	289
Current Assets of Discontinued Operations	305	6	246	(144)	413

Total Current Assets	4,999	1,374	5,082	(1,276)	10,179

Goodwill	—	24	452	186	662
Intangible Assets	111	28	55	(28)	166
Deferred Income Tax	—	1	149	—	150
Other Assets and Deferred Pension Costs	255	24	174	—	453
Long Term Assets of Discontinued Operations	196	—	176	(20)	352
Investments in Subsidiaries	4,286	539	3,166	(7,991)	—
Properties and Plants	1,860	228	2,958	21	5,067

Total Assets	$11,707	$2,218	$12,212	$(9,108)	$17,029

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$436	$72	$1,437	$—	$1,945
Accounts Payable to Affiliates	1,100	—	—	(1,100)	—
Compensation and Benefits	585	42	256	—	883
Other Current Liabilities	562	15	234	—	811
Current Liabilities of Discontinued Operations	74	138	86	(141)	157
United States and Foreign Taxes	59	18	145	—	222
Notes Payable and Overdrafts	—	—	243	—	243
Long Term Debt and Capital Leases due within one year	339	—	66	—	405

Total Current Liabilities	3,155	285	2,467	(1,241)	4,666

Long Term Debt and Capital Leases	5,647	1	914	—	6,562
Compensation and Benefits	3,301	297	1,337	—	4,935
Long Term Liabilities of Discontinued Operations	6	—	41	—	47
Deferred and Other Noncurrent Income Taxes	69	5	238	8	320
Other Long Term Liabilities	287	5	88	—	380
Minority Equity in Subsidiaries	—	—	671	206	877

Total Liabilities	12,465	593	5,756	(1,027)	17,787

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	178	616	4,487	(5,103)	178
Capital Surplus	1,427	5	869	(874)	1,427
Retained Earnings	968	1,441	2,443	(3,884)	968
Accumulated Other Comprehensive Income (Loss)	(3,331)	(437)	(1,343)	1,780	(3,331)

Total Shareholders’ Equity (Deficit)	(758)	1,625	6,456	(8,081)	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$11,707	$2,218	$12,212	$(9,108)	$17,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Three Months Ended September 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,050	$522	$4,869	$(2,377)	$5,064

Cost of Goods Sold	1,800	447	4,217	(2,413)	4,051
Selling, Administrative and General Expense	267	48	377	(22)	670
Rationalizations	(4)	1	5	—	2
Interest Expense	97	8	73	(72)	106
Other Income, net	(84)	(8)	(64)	123	(33)
Minority Interest in Net Income of Subsidiaries	—	—	13	1	14

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(26)	26	248	6	254
United States and Foreign Taxes	(2)	5	94	(2)	95
Equity in Earnings of Subsidiaries	183	23	—	(206)	—

Income (Loss) from Continuing Operations	159	44	154	(198)	159

Discontinued Operations	509	90	120	(210)	509

NET INCOME (LOSS)	$668	$134	$274	$(408)	$668

	Three Months Ended September 30, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,099	$552	$4,450	$(2,188)	$4,913

Cost of Goods Sold	1,937	470	3,893	(2,240)	4,060
Selling, Administrative and General Expense	248	43	325	(5)	611
Rationalizations	108	—	29	—	137
Interest Expense	97	10	51	(53)	105
Other Income, net	(79)	3	(37)	111	(2)
Minority Interest in Net Income of Subsidiaries	—	—	19	—	19

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(212)	26	170	(1)	(17)
United States and Foreign Taxes	(13)	8	67	(3)	59
Equity in Earnings of Subsidiaries	123	5	—	(128)	—

Income (Loss) from Continuing Operations	(76)	23	103	(126)	(76)

Discontinued Operations	28	—	13	(13)	28

NET INCOME (LOSS)	$(48)	$23	$116	$(139)	$(48)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Nine Months Ended September 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$5,944	$1,461	$13,869	$(6,790)	$14,484

Cost of Goods Sold	5,308	1,301	12,059	(6,909)	11,759
Selling, Administrative and General Expense	799	136	1,111	(21)	2,025
Rationalizations	(2)	13	13	—	24
Interest Expense	326	30	204	(209)	351
Other Income, net	(191)	(22)	(153)	352	(14)
Minority Interest in Net Income of Subsidiaries	—	—	51	1	52

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(296)	3	584	(4)	287
United States and Foreign Taxes	5	11	197	(4)	209
Equity in Earnings of Subsidiaries	379	36	—	(415)	—

Income (Loss) from Continuing Operations	78	28	387	(415)	78

Discontinued Operations	472	93	144	(237)	472

NET INCOME (LOSS)	$550	$121	$531	$(652)	$550

	Nine Months Ended September 30, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$6,168	$1,522	$12,793	$(6,370)	$14,113

Cost of Goods Sold	5,611	1,324	11,163	(6,478)	11,620
Selling, Administrative and General Expense	725	133	1,003	(5)	1,856
Rationalizations	109	1	100	—	210
Interest Expense	287	29	140	(146)	310
Other Income, net	(194)	—	(129)	287	(36)
Minority Interest in Net Income of Subsidiaries	—	—	42	—	42

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(370)	35	474	(28)	111
United States and Foreign Taxes	3	3	175	(7)	174
Equity in Earnings of Subsidiaries	310	7	—	(317)	—

Income (Loss) from Continuing Operations	(63)	39	299	(338)	(63)

Discontinued Operations	91	—	53	(53)	91

NET INCOME (LOSS)	$28	$39	$352	$(391)	$28

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	$(644)	$(107)	$664	$(606)	$(693)
Discontinued Operations	(4)	(8)	11	14	13

Total Cash Flows from Operating Activities	(648)	(115)	675	(592)	(680)

Cash Flows from Investing Activities:

Capital expenditures	(175)	(11)	(264)	—	(450)
Asset dispositions	15	9	31	—	55
Decrease (increase) in restricted cash	31	—	—	—	31
Other transactions	43	—	(104)	64	3

Total Investing Cash Flows from Continuing Operations	(86)	(2)	(337)	64	(361)
Discontinued Operations	1,061	115	248	11	1,435

Total Cash Flows from Investing Activities	975	113	(89)	75	1,074

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	—	48	—	48
Short term debt and overdrafts paid	(15)	(8)	(92)	—	(115)
Long term debt incurred	1	—	137	—	138
Long term debt paid	(1,791)	—	(521)	—	(2,312)
Common stock issued	955	—	—	—	955
Dividends paid	—	—	(687)	592	(95)
Debt issuance costs	(18)	—	—	—	(18)
Other transactions	—	—	75	(75)	—

Total Financing Cash Flows from Continuing Operations	(868)	(8)	(1,040)	517	(1,399)
Discontinued Operations	—	—	(9)	—	(9)

Total Cash Flows from Financing Activities	(868)	(8)	(1,049)	517	(1,408)

Net Change in Cash of Discontinued Operations	—	—	27	—	27

Effect of exchange rate changes on cash and cash equivalents	—	5	53	—	58

Net Change in Cash and Cash Equivalents	(541)	(5)	(383)	—	(929)

Cash and Cash Equivalents at Beginning of the Period	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Period	$2,085	$32	$816	$—	$2,933

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2006
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	$(188)	$(17)	$(59)	$(226)	$(490)
Discontinued Operations	82	—	41	(46)	77

Total Cash Flows from Operating Activities	(106)	(17)	(18)	(272)	(413)

Cash Flows from Investing Activities:

Capital expenditures	(174)	(9)	(226)	(6)	(415)
Asset dispositions	1	—	6	(2)	5
Asset acquisitions	(39)	—	(5)	3	(41)
Decrease in restricted cash	34	—	—	—	34
Other transactions	(1)	—	1	—	—

Total Investing Cash Flows from Continuing Operations	(179)	(9)	(224)	(5)	(417)
Discontinued Operations	(15)	—	(13)	7	(21)

Total Cash Flows from Investing Activities	(194)	(9)	(237)	2	(438)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	—	60	—	60
Short term debt and overdrafts paid	(50)	—	(26)	—	(76)
Long term debt incurred	—	—	170	—	170
Long term debt paid	(85)	—	(101)	—	(186)
Common stock issued	5	—	—	—	5
Dividends paid	—	6	(273)	255	(12)
Other transactions	—	—	7	(7)	—

Total Financing Cash Flows from Continuing Operations	(130)	6	(163)	248	(39)
Discontinued Operations	2	—	(21)	22	3

Total Cash Flows from Financing Activities	(128)	6	(184)	270	(36)

Net Change in Cash of Discontinued Operations	—	—	(3)	—	(3)

Effect of exchange rate changes on cash and cash equivalents	—	1	37	—	38

Net Change in Cash and Cash Equivalents	(428)	(19)	(405)	—	(852)

Cash and Cash Equivalents at Beginning of the Period	1,065	35	1,038	—	2,138

Cash and Cash Equivalents at End of the Period	$637	$16	$633	$—	$1,286

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(All per share amounts are diluted)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 64 manufacturing facilities in 26 countries, including the United States. We operate our business through five operating segments representing our regional tire businesses: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; and Asia Pacific Tire. As a result of our sale of substantially all of our Engineered Products business, we reported prior results of that segment as discontinued operations.
     In the third quarter of 2007, we recorded net income of $668 million compared to a net loss of $48 million in the comparable period of 2006. Income from continuing operations in the third quarter of 2007 was $159 million compared to a loss from continuing operations of $76 million in the third quarter of 2006. The improvement was driven by an increase in segment operating income of $100 million, or 35%, to $382 million in the third quarter of 2007 from $282 million in the third quarter of 2006, due to continuing improvement in North American Tire’s results, which reflected market share gains in Goodyear branded tires and improved pricing and product mix, as well as record third quarter segment operating income in each of our other segments. See “Results of Operations – Segment Information” for additional information. Net sales in the third quarter of 2007 increased $151 million, or 3%, to $5,064 million from $4,913 million in the third quarter of 2006.
      Segment operating income benefited from improved pricing and product mix of approximately $179 million in the third quarter of 2007 which more than offset increased raw material costs of approximately $23 million. We continue to expect raw material costs in 2007 to be up between 4% and 6% compared to 2006, which is unchanged from our previous forecast. In addition, segment operating income benefited from $33 million of favorable foreign currency translation.
     In the first nine months of 2007, we recorded net income of $550 million compared to $28 million in the comparable period of 2006. Income from continuing operations in the first nine months of 2007 was $78 million compared to loss from continuing operations of $63 million in the first nine months of 2006. Net sales in the first nine months of 2007 increased $371 million, or 3%, to $14,484 million from $14,113 million in the first nine months of 2006.
     On July 31, 2007, we completed the sale of our Engineered Products business for $1,475 million, which marked the completion of our capital structure improvement plan that we began in 2003. We recognized an after-tax gain on the sale of our Engineered Products business of $517 million, or $2.12 per share, which is reported in discontinued operations. In addition, during the third quarter of 2007, we repaid our $300 million third lien secured term loan due 2011 and announced our intention to repay $650 million principal amount of senior secured notes due 2011 in the first quarter of 2008.
      On October 29, 2007, the USW, the retiree class representatives and Goodyear filed a joint motion seeking approval of the settlement agreement that would result in the establishment of the VEBA. We now expect the VEBA approval process to be completed during the first half of 2008. See Note 8, “Commitments and Contingent Liabilities — Union Matters” in this Form 10-Q for additional information on the VEBA and our master labor agreement with the USW.
     Finally, we have updated our 2007 industry volume estimates, for North America and Europe. In North America, our estimate for the commercial OE market is unchanged, and we now estimate consumer OE volume will be down approximately 4% (versus 3% previously), reflecting ongoing production cuts at U.S. automakers, and commercial replacement volume will be down approximately 5% (versus 4% previously) as the demand for freight continues to be weaker than expected. We now expect the consumer replacement market to be up approximately 2% (versus a range of up 1% to 2% previously). In Europe, we have revised upward our estimate for the consumer OE market. We now expect the consumer OE market to be up 1% to 2% (versus flat previously). Our estimates for the European consumer replacement, commercial OE and commercial replacement markets remain unchanged.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2007 and 2006
Net sales in the third quarter of 2007 were $5,064 million, increasing $151 million or 3% from $4,913 million in the 2006 third quarter. We recorded income from continuing operations of $159 million, or $0.67 per share in the third quarter of 2007 compared to a loss from continuing operations of $76 million or $0.43 per share, in the third quarter of 2006. Net income of $668 million, or $2.75 per share, was recorded in the 2007 third quarter compared to a loss of $48 million, or $0.27 per share, in the third quarter of 2006.
     Net sales in the third quarter of 2007 were favorably impacted by price and product mix of approximately $244 million, mainly in North American Tire and European Union Tire, and foreign currency translation of approximately $232 million, primarily in European Union Tire. These were offset by decreased volume of approximately $273 million, mostly in North American Tire, primarily due to a decrease in the private label business, and lower sales in other tire related businesses of approximately $55 million, primarily in North American Tire.
     Worldwide tire unit sales in the third quarter of 2007 were 51.7 million units, a decrease of 4.1 million units, or 7.4% compared to the 2006 period. The change was driven by a decrease of 3.5 million units, or 8.5%, in replacement units, primarily in North American Tire and European Union Tire. North American Tire consumer replacement volume decreased 2.0 million units, or 12.5%, of which 1.6 million related to the June 2006 decision to exit certain segments of the private label business, and European Union Tire consumer replacement volume decreased 1.2 million units or 9.8%. OE units decreased 0.6 million units or 4.5% primarily in North American Tire and Eastern Europe Tire, partially offset by an increase in Latin American Tire and European Union Tire.
     Cost of goods sold (CGS) in the third quarter of 2007 was $4,051 million, a decrease of $9 million compared to $4,060 million in the third quarter of 2006. As a percentage of sales, CGS was 80% compared to 83% in the 2006 period. CGS in the third quarter of 2007 decreased due to lower volume, of approximately $250 million, primarily in North American Tire, decreased costs related to other tire related businesses of approximately $46 million and savings from rationalization plans of approximately $11 million. Increasing CGS was foreign currency translation of approximately $171 million, higher raw material costs of approximately $23 million, product mix-related cost increases of approximately $65 million, mostly related to North American Tire and European Union Tire. Also increasing CGS was approximately $19 million of conversion costs, increased costs of approximately $6 million primarily related to the strike in South Africa, and increased research and development costs of approximately $6 million.
     Selling, administrative and general expense (SAG) was $670 million in the third quarter of 2007, compared to $611 million in 2006, an increase of $59 million or 10%. The increase was driven primarily by foreign currency translation of approximately $28 million, higher advertising of approximately $17 million, approximately $10 million of higher general and product liability costs and approximately $10 million of higher incentive stock compensation expense due to improved performance. Partially offsetting these increases were lower wage and benefit expenses of approximately $3 million, and savings from rationalization plans of approximately $5 million. SAG as a percentage of sales was 13% in the third quarter of 2007, compared to 12% in the 2006 period.
     Other income, net was $33 million of income in the 2007 third quarter, an increase of $31 million, compared to $2 million of income in the 2006 third quarter. The increase was driven primarily by higher interest income in 2007 of $21 million on higher cash deposits. Also included in the third quarter were gains on asset sales of $10 million, which included a $9 million gain on the sale of property in North American Tire.
     Minority interest in net income of subsidiaries for the three months ended September 30, 2007 was $14 million, a decrease of $5 million or 26%. The decrease is primarily related to decreased earnings in Goodyear Dunlop Tires North America.

     For the third quarter of 2007, we recorded tax expense of $95 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $268 million. Included in tax expense for the third quarter of 2007 was a net tax charge of $15 million ($12 million net of minority interest) related primarily to a tax law change in Germany, which was enacted in the third quarter. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the third quarter of 2006, we recorded tax expense of $59 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $2 million. Included in tax expense for the third quarter of 2006 was a net tax benefit of $3 million ($2 million net of minority interest), which is related to the favorable settlement of prior years’ tax liabilities.
     Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, if our income projections for future periods are realized, it is reasonably possible that earnings in these locations could provide sufficient positive evidence to require release of all, or a portion, of these valuation allowances within the next 12 months resulting in one-time tax benefits of up to $60 million ($50 million, net of minority interests in net income of subsidiaries).
Rationalization Activity
During the third quarter of 2007, $2 million of net charges were recorded. New charges of $7 million were comprised of $2 million of associate severance costs for plans initiated in 2007 and $5 million for plans initiated in 2006. Of the $5 million for plans initiated in 2006, $1 million was related to associate severance costs and the remaining $4 million was primarily for other exit costs and non-cancelable lease costs. The third quarter of 2007 includes the reversal of $5 million of reserves for rationalization actions no longer needed for their originally-intended purposes.
     Upon completion of the 2007 plans, we estimate that annual operating costs will be reduced by approximately $13 million (approximately $9 million SAG and approximately $4 million CGS).
     During the third quarter of 2006, $137 million of net charges were recorded and were comprised of $132 million of associate-related costs and $5 million primarily for non-cancelable lease costs for plans initiated in 2006. The $132 million of associate-related costs consisted of approximately $52 million of cash charges primarily for severance related costs and approximately $80 million related to non-cash pension and postretirement benefit curtailment charges and termination benefits. Additionally, in the third quarter, $1 million of associate-related costs were recorded for a plan initiated in 2005 and $1 million of reversals were recorded for actions no longer needed for their originally-intended purpose.
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations had income of $509 million, or $2.08 per share, in the third quarter of 2007, compared to income of $28 million or $0.16 per share in the third quarter of 2006. Included in income for the third quarter of 2007 was a gain on the sale of discontinued operations of $517 million. For further information, refer to Note 11, Discontinued Operations.
Nine Months Ended September 30, 2007 and 2006
Net sales in the first nine months of 2007 were $14,484 million, increasing $371 million or 3% from $14,113 million in the first nine months of 2006. We recorded income from continuing operations of $78 million, or $0.39 per share in the first nine months of 2007 compared to a loss from continuing operations of $63 million, or $0.36 per share in the first nine months of 2006. Net income of $550 million, or $2.44 per share, was recorded in the first nine months of 2007 compared to net income of $28 million, or $0.16 per share, in the first nine months of 2006.

     Net sales in the first nine months of 2007 were favorably impacted by price and product mix of approximately $654 million and by approximately $524 million in foreign currency translation. These were partially offset by decreased volume of approximately $786 million, primarily in North American Tire, due to our June 2006 decision to exit certain segments of the private label business, and approximately $39 million in lower sales of other tire related businesses.
     Worldwide tire unit sales in the first nine months of 2007 were 151.7 million units, a decrease of 12.1 million units, or 7.4% compared to the 2006 period. The change was driven by a decrease of 9.6 million units, or 8.3%, in replacement units, primarily in North American Tire and European Union Tire. North American Tire consumer replacement volume decreased 6.3 million units, or 14.1% and European Union Tire consumer replacement volume decreased 2.9 million units or 8.8%. The decrease in replacement volume was partially offset by an increase in Eastern Europe Tire of 0.4 million or 3.2%. OE units decreased by 2.5 million units or 5.2% primarily in North American Tire, partially offset by increases in Latin American Tire and European Union Tire.
     CGS in the first nine months of 2007 was $11,759 million, an increase of $139 million, or 1% compared to $11,620 million in the first nine months of 2006. CGS as a percentage of sales was 81% in the first nine months of 2007 and 82% in the comparable period of 2006. CGS in the first nine months of 2007 increased due to higher foreign currency translation of approximately $394 million, higher raw material costs of approximately $192 million, product mix-related cost increases of approximately $163 million, mostly related to European Union Tire and North American Tire, and approximately $81 million of unfavorable conversion costs. Also increasing CGS was a curtailment charge of approximately $27 million related to the benefit plan changes announced in the first quarter of 2007 and increased costs of approximately $17 million related to production inefficiencies and the strike in South Africa. Reducing CGS were lower volume, primarily in North American Tire, of approximately $730 million, savings from rationalization plans of approximately $27 million, and lower accelerated depreciation of approximately $21 million. Included in 2006 was a pension plan curtailment gain of approximately $13 million and approximately $29 million related to favorable settlements with certain raw material suppliers.
     SAG was $2,025 million in the first nine months of 2007, compared to $1,856 million in the first nine months of 2006, an increase of $169 million or 9%. The increase was driven primarily by approximately $37 million related to a curtailment charge for the benefit plan changes announced in the first quarter of 2007, unfavorable foreign currency translation of approximately $67 million, and higher advertising of approximately $26 million. Also unfavorably impacting SAG was higher incentive stock compensation expense of approximately $36 million due to an increase in our stock price and improved performance, and approximately $10 million in higher general and product liability expenses. Favorably impacting SAG was lower wages and benefits of approximately $21 million, and savings from rationalization plans of approximately $9 million. SAG as a percentage of sales was 14% in the first nine months of 2007 and 13% in 2006.
     Other income, net was $14 million of income for the first nine months of 2007, a decrease of $22 million, compared to $36 million of income for the first nine months of 2006. Higher 2007 financing fees included $33 million related to the redemption of $315 million of long term debt, of which $28 million was a cash premium paid on the redemption and $5 million was deferred financing fee write-offs. Also included in the higher financing fees were $14 million of debt issuance costs written-off in connection with our refinancing activities in April 2007. In March 2007, we incurred a fire in our Thailand facility, which resulted in a loss of $11 million, net of insurance proceeds, for the first nine months of 2007. Also, we incurred higher losses of $17 million on foreign currency exchange for the first nine months of 2007 primarily as a result of the weakening of the U.S. dollar versus the Chilean peso, Colombian peso, and the Brazilian real. The 2006 period includes a $15 million gain resulting from a favorable settlement of a legal matter in Latin American Tire. The increase in expense was partially offset by higher gains on asset sales of $27 million in 2007 related to sales of property primarily in North American Tire and Asia Pacific Tire and higher interest income of $42 million on higher cash deposits.
     Minority interest in net income of subsidiaries for the nine months ended September 30, 2007 was $52 million, an increase of $10 million or 24%. The increase is primarily related to increased earnings in GDTE.
     For the first nine months of 2007, we recorded tax expense of $209 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $339 million. Included in tax expense for the first nine months of 2007 was a net tax charge of $4 million, consisting of $15 million ($12 million net of minority interest) related primarily to a tax law change in Germany, which was enacted in the third quarter, and a tax benefit of $11 million ($0.05 per share) related to prior periods. The out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected. The difference between our effective tax rate and the U.S.

statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first nine months of 2006, we recorded tax expense of $174 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $153 million. Included in tax expense for the first nine months of 2006 was a net tax benefit of $10 million ($7 million net of minority interest), which is primarily related to favorable settlement of prior years’ tax liabilities and a benefit from enacted tax law changes.
Rationalization Activity
For the first nine months of 2007, $24 million of net charges were recorded. New charges of $35 million were comprised of $7 million for plans initiated in 2007 and $28 million for plans initiated in 2006. New charges of $7 million for the 2007 plans related to associate severance costs. The $28 million of new charges for 2006 plans consist of $8 million of associate-related costs and $20 million primarily for other exit costs and non-cancelable lease costs. The first nine months of 2007 includes the reversal of $11 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 200 associates will be released under programs initiated in 2007, of which 65 were released by September 30, 2007.
     For the first nine months of 2006, $210 million of net charges were recorded. New charges of $213 million were comprised of $209 million for plans initiated in 2006 and $4 million for plans initiated in 2005 for associate-related costs. The $209 million of new charges for 2006 plans consisted of $198 million of associate-related costs and $11 million primarily for non-cancelable lease costs. The $198 million of associate-related costs consisted of approximately $118 million related primarily to associate-related severance costs and approximately $80 million related to non-cash pension and postretirement benefit curtailment charges and termination benefits. The first nine months of 2006 includes the reversal of $3 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 4,835 associates will be released under programs initiated in 2006, of which 3,740 were released by September 30, 2007.
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations had income of $472 million, or $2.05 per share, in the first nine months of 2007, compared to income of $91 million or $0.52 per share in the first nine months of 2006. Included in income for the first nine months of 2007 was a gain on the sale of discontinued operations of $517 million. For further information, refer to Note 11, Discontinued Operations.
SEGMENT INFORMATION
Segment information reflects our strategic business units (“SBUs”), which are organized on a regional basis, to meet customer requirements and global competition.
     Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income is computed as follows: Net Sales less CGS (excluding certain accelerated depreciation charges and asset impairment charges) and SAG (including certain allocated corporate administrative expenses).
     Total segment operating income was $382 million in the third quarter of 2007, increasing from $282 million in the third quarter of 2006. Total segment operating margin (total segment operating income divided by segment sales) in the third quarter of 2007 was 7.5%, compared to 5.7% in the third quarter of 2006.
     In the first nine months of 2007, total segment operating income was $917 million, increasing from $798 million in the first nine months of 2006. Total segment operating margin (total segment operating income divided by segment sales) in the first nine months of 2007 was 6.3%, compared to 5.7% in the first nine months of 2006.
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

North American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	20.7	23.5	(2.8)	(11.8)%	60.7	70.4	(9.7)	(13.7)%
Net Sales	$2,285	$2,432	$(147)	(6)%	$6,578	$7,011	$(433)	(6)%
Segment Operating Income	66	19	47	247%	99	68	31	46%
Segment Operating Margin	2.9%	0.8%			1.5%	1.0%
Three Months Ended September 30, 2007 and 2006
North American Tire unit sales in the 2007 third quarter decreased 2.8 million units or 11.8% from the 2006 period. The decrease was related to a decline in replacement volume of 1.9 million units or 11.6%, primarily in consumer replacement units due in part to our June 2006 decision to exit certain segments of the private label business. OE volume also decreased 0.9 million units or 12.2%, due to a decrease in consumer and commercial businesses related to reduced vehicle production.
     Net sales decreased $147 million or 6% in the third quarter of 2007 from the 2006 period due primarily to unfavorable volume of approximately $184 million and decreased sales in chemical and other tire related businesses of approximately $63 million. This was partially offset by favorable price and product mix of approximately $93 million and favorable foreign currency translation of approximately $7 million.
     Operating income increased $47 million in the third quarter of 2007 from the 2006 period. The 2007 period was impacted by favorable price and product mix of approximately $60 million and favorable conversion costs of approximately $14 million. The $14 million favorable conversion costs resulted from lower employee benefit expenses and lower workers’ compensation costs, which were partially offset by unabsorbed fixed costs due to plants that are planned for closure, training of new workers and plant changeovers. Partially offsetting these improvements were decreased volume of approximately $4 million, increased raw material costs of approximately $8 million and unfavorable SAG costs of approximately $13 million. The unfavorable SAG results stemmed from higher advertising expenses and higher product liability costs, partially offset by favorable employee benefit expenses.
     Operating income in the third quarter of 2007 did not include approximately $6 million of accelerated deprecation charges, net rationalization reversals of $3 million and gains on asset sales of $9 million. Operating income in 2006 did not include third quarter net rationalization charges of $110 million.
Nine Months Ended September 30, 2007 and 2006
North American Tire unit sales in the first nine months of 2007 decreased 9.7 million units or 13.7% from the 2006 period. The decrease was primarily related to a decline in replacement volume of 6.6 million units or 13.7%, primarily in consumer replacement units mainly due to our June 2006 decision to exit certain segments of the private label business, partially offset by increased volume of our higher value branded products. OE volume also decreased 3.1 million units or 13.7% in our consumer and commercial businesses related to reduced vehicle production.
     Net sales decreased $433 million or 6% in the first nine months of 2007 from the 2006 period due primarily to decreased volume of approximately $627 million and decreased sales in chemical and other tire related businesses of approximately $66 million. This was offset in part by favorable price and product mix of approximately $254 million and favorable foreign currency translation of approximately $6 million.
     Operating income increased $31 million or 46% in the first nine months of 2007 from the 2006 period. The 2007 period was favorably impacted by price and product mix of approximately $190 million. This performance was partially offset by increased raw material costs of approximately $99 million, decreased volume of approximately $25 million and lower operating income of chemical and other tire related businesses of approximately $12 million. Also unfavorably impacting operating income were higher conversion costs of approximately $6 million, resulting from unabsorbed fixed costs due to plants that are planned for closure, training of new workers and plant changeovers, which was partially offset by lower employee benefit expenses and lower workers’ compensation costs. Included in 2006 is approximately $21 million of favorable settlements with certain raw material suppliers. Also, the above 2007 amounts include the impact of approximately $34 million as a result of the USW strike.
          Operating income for the first nine months of 2007 did not include approximately $30 million of accelerated depreciation charges, net rationalization charges of $7 million and gains on asset sales of $17 million in 2007. Operating income for the first nine months of 2006 did not include net rationalization charges of $112 million.
European Union Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	15.5	16.5	(1.0)	(6.5)%	45.4	47.8	(2.4)	(5.2)%
Net Sales	$1,380	$1,263	$117	9%	$3,977	$3,647	$330	9%
Segment Operating Income	90	81	9	11%	227	211	16	8%
Segment Operating Margin	6.5%	6.4%			5.7%	5.8%
Three Months Ended September 30, 2007 and 2006
European Union Tire segment unit sales in the 2007 third quarter decreased 1.0 million units or 6.5% from the 2006 period. Replacement volume decreased 1.2 million units or 9.5%, mainly in consumer replacement due to supply constraints and lower market demand for winter tires, while OE volume increased 0.2 million units or 3.0%.
          Net sales in the third quarter of 2007 increased $117 million or 9% compared to the third quarter of 2006. Favorably impacting the 2007 period was improved foreign currency translation of approximately $108 million and improved price and product mix of approximately $84 million. Lower sales volume of approximately $73 million, and lower sales in the other tire related businesses of approximately $6 million unfavorably impacted the period.
          For the third quarter of 2007, operating income increased $9 million or 11% compared to 2006 due to improved price and mix of approximately $55 million and favorable foreign currency translation of approximately $7 million. Offsetting these were decreased volume of approximately $16 million, higher raw material costs of approximately $13 million and unfavorable conversion costs of approximately $10 million. Also, lower operating income in other tire related businesses of approximately $6 million, increased research and development expenses of approximately $5 million, and higher SAG expenses of approximately $2 million unfavorably impacted operating income.
          Operating income in the third quarter of 2007 did not include net rationalization charges of $1 million and gains on asset sales of $1 million. Operating income in the third quarter of 2006 did not include net rationalization charges of $20 million and approximately $2 million of accelerated depreciation.
Nine Months Ended September 30, 2007 and 2006
European Union Tire segment unit sales in the first nine months of 2007 decreased 2.4 million units or 5.2% from the 2006 period. Replacement volume decreased 2.9 million units or 8.4%, mainly in consumer replacement which was primarily market and strategy driven, while OE volume increased 0.5 million units or 3.7%.
          Net sales in the first nine months of 2007 increased $330 million or 9% compared to the third quarter of 2007. Favorably impacting the 2007 period was foreign currency translation of approximately $300 million, and improved price and product mix of approximately $200 million. Lower volume of approximately $166 million and lower sales in the other tire related businesses of approximately $20 million unfavorably impacted net sales.
          For the first nine months of 2007, operating income increased $16 million or 8% compared to 2006 due to improvement in price and mix of approximately $126 million and favorable foreign currency translation of approximately

$16 million. These were offset in part by higher raw material costs of approximately $50 million, lower volume of approximately $36 million, and lower operating income from other tire related businesses of approximately $18 million. Also unfavorably impacting results were higher SAG expenses of approximately $15 million in part due to higher compensation costs and increased bad debt expenses, and higher research and development expenses of approximately $8 million. Included in 2006 was approximately $6 million of favorable settlements with certain raw material suppliers.
          Operating income in the first nine months of 2007 did not include net rationalization charges of $4 million and net gains on asset sales of $3 million. Operating income in the first nine months of 2006 did not include approximately $49 million of accelerated depreciation charges primarily related to the closure of the Washington, United Kingdom facility, net rationalization charges of $59 million and net gains on asset sales of $2 million.
Eastern Europe, Middle East and Africa Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	5.2	5.6	(0.4)	(6.9)%	15.2	15.3	(0.1)	0.4%
Net Sales	$484	$430	$54	13%	$1,334	$1,153	$181	16%
Segment Operating Income	86	77	9	12%	213	179	34	19%
Segment Operating Margin	17.8%	17.9%			16.0%	15.5%
Three Months Ended September 30, 2007 and 2006
Eastern Europe Tire unit sales in the 2007 third quarter decreased 0.4 million units or 6.9% from the 2006 comparable period. Replacement unit sales decreased 0.2 million units or 3.9%, and OE unit sales also decreased 0.2 million units or 23.8%, primarily due to the strike in South Africa.
          Net sales increased $54 million or 13% in the 2007 third quarter compared to 2006. Favorably impacting the quarter was approximately $30 million of improved price and product mix, favorable foreign currency translation of approximately $37 million and higher sales in the other tire related businesses of approximately $12 million. These were partially offset by lower volume of approximately $24 million due primarily to supply constraints.
          Operating income in the 2007 third quarter increased $9 million or 12% from the third quarter 2006. Operating income for the 2007 period was favorably impacted by price and product mix of approximately $31 million and favorable foreign currency translation of approximately $5 million. This was offset by higher conversion costs of approximately $9 million, approximately $6 million of increased costs primarily related to the strike in South Africa, and lower volume of approximately $5 million. Also unfavorably impacting operating income was higher SAG of approximately $5 million, primarily due to higher advertising.
          Operating income did not include third quarter net rationalization charges of $3 million in 2007 and 2006.
Nine Months Ended September 30, 2007 and 2006
Eastern Europe Tire unit sales in the first nine months of 2007 decreased 0.1 million units or 0.4% from the 2006 comparable period. OE unit sales decreased 0.5 million units or 17.0%, partially offset by an increase in replacement unit sales of 0.4 million units or 3.2%, which was primarily due to market growth in Eastern Europe.
          Net sales increased $181 million or 16% in the first nine months of 2007 compared to 2006. Favorably impacting the first nine months was approximately $104 million of improved price and product mix, foreign currency translation of approximately $42 million and improved sales in other tire related businesses of approximately $38 million. Partially offsetting these was lower volume of approximately $4 million.
          Operating income in the first nine months of 2007 increased $34 million or 19% from the first nine months of 2006. Operating income for the 2007 period was favorably impacted by price and product mix of approximately $83 million, improvements in operating income of the other tire related businesses of approximately $9 million, and favorable foreign currency translation of approximately $5 million. Unfavorably impacting operating income was higher conversion costs of approximately $22 million, increased costs of approximately $17 million related to the strike and production inefficiencies in South Africa, higher SAG expenses of approximately $10 million, primarily due to higher advertising and increased raw material costs of approximately $8 million.
          Operating income did not include net rationalization charges of $7 million and $12 million in the first nine months of 2007 and 2006, respectively.
Latin American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	5.5	5.3	0.2	3.7%	16.3	15.7	0.6	3.7%
Net Sales	$491	$408	$83	20%	$1,359	$1,192	$167	14%
Segment Operating Income	99	77	22	29%	267	262	5	2%
Segment Operating Margin	20.2%	18.9%			19.6%	22.0%
Three Months Ended September 30, 2007 and 2006
Latin American Tire unit sales in the 2007 third quarter increased 0.2 million units or 3.7% from the 2006 period primarily due to an increase in OE volume of 0.2 million units or 14.4%.
          Net sales in the 2007 third quarter increased $83 million or 20% from the 2006 period. Net sales increased in 2007 due to the improved volume of approximately $14 million, favorable impact of foreign currency translation, mainly in Brazil, of approximately $40 million, and favorable price and product mix of approximately $26 million.
          Operating income in the third quarter of 2007 increased $22 million or 29% from the same period in 2006. Operating income was favorably impacted by foreign currency translation of approximately $18 million, improved volume of approximately $4 million, and favorable price and product mix of $20 million. Negatively impacting operating income was increased raw material costs of approximately $5 million, higher conversion costs of approximately $6 million, and lower operating income of other tire related businesses of approximately $4 million. Also unfavorably impacting operating income were higher research and development and SAG expenses of approximately $3 million.
          Operating income did not include third quarter net rationalization charges of $1 million in 2007 and 2006, and losses on asset sales of $1 million in 2007.
Nine Months Ended September 30, 2007 and 2006
Latin American Tire unit sales in the first nine months of 2007 increased 0.6 million units or 3.7% from the 2006 period. OE volume increased 0.7 million units or 14.1% due to improving market conditions, offset by a decline in replacement units of 0.1 million units or 0.7%.
          Net sales in the first nine months of 2007 increased $167 million or 14% from the 2006 period. Net sales increased in 2007 due to the favorable impact of foreign currency translation, mainly in Brazil, of approximately $79 million, increased volume of approximately $42 million, and favorable price and product mix of approximately $39 million. Also increasing net sales was higher sales of other tire related businesses of approximately $7 million.
          Operating income in the first nine months of 2007 increased $5 million or 2% from the same period in 2006. Favorably impacting operating income was foreign currency translation of approximately $37 million, price and product mix of approximately $39 million, and higher volume of approximately $12 million. Operating income was unfavorably impacted by higher raw material costs of approximately $31 million, higher conversion costs of approximately $27 million, and lower operating income of other tire related businesses of approximately $7 million. Included in 2006 was a pension plan curtailment gain of approximately $17 million.

          Operating income in the first nine months of 2007 did not include net rationalization charges of $3 million and gains on asset sales of $1 million. Operating income in the first nine months of 2006 did not include net rationalization charges of $1 million.
Asia Pacific Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2007	2006	Change	Change	2007	2006	Change	Change
Tire Units	4.8	4.9	(0.1)	(2.0)%	14.1	14.6	(0.5)	(3.4)%
Net Sales	$424	$380	$44	12%	$1,236	$1,110	$126	11%
Segment Operating Income	41	28	13	46%	111	78	33	42%
Segment Operating Margin	9.7%	7.4%			9.0%	7.0%
Three Months Ended September 30, 2007 and 2006
Asia Pacific Tire unit sales in the 2007 third quarter decreased 0.1 million units or 2.0% from the 2006 period. Replacement unit sales decreased 0.1 million units or 3.5% and OE volume remained relatively flat compared to the prior period, reflecting supply constraints as a result of a fire in Thailand.
          Net sales in the 2007 third quarter increased $44 million or 12% compared to the 2006 period due to favorable foreign currency translation of approximately $40 million, and price and product mix of approximately $11 million. These were partially offset by decreased volume of approximately $6 million.
          Operating income in the third quarter of 2007 increased $13 million or 46% compared to the 2006 period due to improved price and product mix of approximately $13 million, $4 million of lower raw material costs and $3 million of favorable foreign currency translation. Unfavorably impacting operating income was approximately $6 million due to higher SAG costs, primarily on market development.
          Operating income did not include third quarter net rationalization charges of $2 million and approximately $5 million of accelerated depreciation in 2006.
Nine Months Ended September 30, 2007 and 2006
Asia Pacific Tire unit sales in the first nine months of 2007 decreased 0.5 million units or 3.4% from the 2006 period. Replacement unit sales decreased 0.4 million units or 4.4% and OE volume decreased 0.1 million units or 1.5%.
          Net sales in the first nine months of 2007 increased $126 million or 11% compared to the 2006 period due to favorable foreign currency translation of approximately $97 million and favorable price and product mix of approximately $57 million, which were partially offset by decreased volume of approximately $31 million.
          Operating income in the first nine months of 2007 increased $33 million or 42% compared to the 2006 period due to improved price and product mix of approximately $54 million, and approximately $5 million of favorable foreign currency translation. Unfavorably impacting operating income was approximately $4 million of increased raw material costs, and lower volume of approximately $6 million. Operating income was also unfavorably impacted by higher SAG expenses of approximately $8 million, primarily on market development, and higher research and development expenses of $4 million. Operating income in 2006 also included approximately $2 million in favorable settlements with certain raw material suppliers.
          The fire in Thailand did not affect adversely segment operating income for the quarter. Costs related to the plant were largely covered by insurance while the lost volume was mostly low-margin business.

          Operating income in the first nine months of 2007 did not include gains on asset sales of $7 million. Also, operating income in the first nine months of 2006 did not include net rationalization charges of $26 million and accelerated depreciation of approximately $5 million.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2007, we had $2,933 million in cash and cash equivalents as well as $2,141 million of unused availability under our various credit arrangements, compared to $3,862 million and $533 million at December 31, 2006, respectively. Cash and cash equivalents decreased primarily due to $2,312 million of repayments on our long term borrowings including our U.S. revolving credit facility, our 8 1/2% senior notes due 2007, the $315 million debt redemption in the second quarter of 2007, and the prepayment of the $300 million third lien term loan in the third quarter of 2007. The decrease was offset in part by cash received from the sale of our Engineered Products business of $1,475 million and our public equity offering which raised $833 million. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At September 30, 2007, cash balances totaling $183 million were subject to such restrictions, compared to $214 million at December 31, 2006. During the first quarter of 2007, $20 million of restricted cash became unrestricted.
OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations was $693 million in the first nine months of 2007, compared to $490 million in the comparable prior year period. The decrease in operating cash flows was driven by higher working capital of $108 million, and higher pension contributions of $74 million offset in part by improved income from continuing operations of $141 million.
INVESTING ACTIVITIES
Net cash used in investing activities from continuing operations was $361 million during the first nine months of 2007, compared to $417 million in the first nine months of 2006. The change in investing activities was primarily due to higher proceeds from asset dispositions of $50 million, which was offset by increased capital expenditures of $35 million. In 2006, we also acquired the remaining outstanding shares of South Pacific Tyres Ltd. for $41 million.
FINANCING ACTIVITIES
Net cash used in financing activities from continuing operations was $1,399 million in the first nine months of 2007, compared to $39 million in the same period in 2006. Cash outflows included $873 million of repayment on our borrowings on our U.S. revolving credit facility, the $300 million repayment of our 8 1/2% senior notes due 2007, the repayment of our $300 million third lien secured term loan due 2011, the $315 million debt redemption, and the $430 million repayment of the German revolving credit facility due in 2012, offset in part by net proceeds from the equity offering and options exercised of $955 million.
Credit Sources
In aggregate, we had credit arrangements of $7,655 million available at September 30, 2007, of which $2,141 million were unused, compared to $8,196 million and $533 million, respectively as of December 31, 2006.
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
August 16, 2007 Debt Repayment
On August 16, 2007 we prepaid all outstanding borrowings under the $300 million third lien term loan at par.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letters of credit availability limited to $800 million. Our obligation under the facility is guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral.
          At September 30, 2007, there were no borrowings under the revolving credit facility and $505 million of letters of credit were issued under the revolving credit facility. At December 31, 2006, we had $873 million outstanding under the revolving credit facility and $6 million of letters of credit issued under the revolving credit facility. At December 31, 2006 there were no borrowings and $500 million of letters of credit issued under the deposit-funded facility. The $500 million of letters of credit that were outstanding prior to the refinancing were transferred to the revolving credit facility in April 2007.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
These amended and restated facilities consist of a €350 million European revolving credit facility, with a €50 million letter of credit sublimit, and a €155 million German revolving credit facility. Goodyear and its domestic subsidiaries that secure our U.S. facilities provide unsecured guarantees to support these revolving credit facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of subsidiary guarantors under the related guarantees are secured by a variety of collateral.
     As of September 30, 2007 and December 31, 2006, there were $4 million of letters of credit issued and no borrowings under the European revolving credit facility. There were no borrowings as of September 30, 2007 and $204 million at December 31, 2006 under the German revolving credit facility. The $202 million in term loans that were outstanding at December 31, 2006 were transferred to the German revolving credit facility in April 2007 and subsequently repaid.
$300 Million Third Lien Secured Term Loan Facility due 2011
On August 16, 2007, we prepaid all outstanding borrowings under this credit facility. Our obligations under this facility were guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and were secured by third priority security interests in the same collateral securing the $1.5 billion first lien credit facility (however, the facility was not secured by any of the manufacturing facilities that secure the first and second lien facilities). This credit facility was fully drawn on December 31, 2006.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. At September 30, 2007 and December 31, 2006, this facility was fully drawn.
Covenant Compliance
As of September 30, 2007, we were in compliance with the material covenants imposed by our principal credit facilities.
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
          The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three and nine month periods ended September 30, 2007 and 2006. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statement of Operations. Those line items also include discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net (Loss) Income	$668	$(48)	$550	$28
Consolidated Interest Expense	106	107	353	314
United States and Foreign Taxes	94	66	216	195
Depreciation and Amortization Expense	153	146	462	499

EBITDA	1,021	271	1,581	1,036

Credit Facilities Adjustments:
Other Adjustments to Net (Loss) Income (1)	(517)	—	(476)	—
Minority Interest in Net Income of Subsidiaries	15	19	53	42
Other Non-Cash Items	5	4	38	1
Capitalized Interest and Other Interest Related Expense	4	5	14	14
Rationalization Charges	2	138	36	213

Covenant EBITDA	$530	$437	$1,246	$1,306

(1)	Includes estimated strike related losses of approximately $34 million for North American Tire and approximately $6 million for Engineered Products in 2007.

Credit Ratings
Our credit ratings as of the date of this filing are presented below:

	S&P	Moody’s
Floating Rate and 11% Senior Secured Notes, due 2011	B+	Ba3
Floating Rate Senior Unsecured Notes, due 2009 and 8.625% Senior Unsecured Notes, due 2011	B	Ba3
9% Senior Unsecured Notes, due 2015	B	Ba3
All other Senior Unsecured Notes	B	B2
Corporate Rating (implied)	BB-	Ba3
Outlook	Positive	Positive
Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from BB+ to B- depending on facility) and our unsecured debt (“B-”).
Voluntary Employees’ Beneficiary Association (“VEBA”)
On December 28, 2006, the USW ratified the terms of a new master labor agreement ending a strike by the USW. In connection with the master labor agreement, we entered into a memorandum of understanding with the USW regarding the establishment of a VEBA intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon receiving U.S. District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio, and, on October 29, 2007, the parties filed the signed settlement agreement with the District Court. We have committed to contribute to the VEBA $1 billion, which will consist of at least $700 million in cash and an additional $300 million in cash or shares of our common stock at our option. We plan to make our contributions to the VEBA entirely in cash following the U.S. District Court’s approval of the settlement. In addition, we expect to remove our liability for USW retiree healthcare benefits from our balance sheet when this settlement has received final judicial approval (including exhaustion of all appeals, if any) and we have made our contributions to the VEBA. We expect to use cash on hand and generated from operating activities, unused availability under our various credit agreements and/or proceeds from the sale of our Engineered Products business to fund the VEBA. We do not expect our VEBA funding commitment or our inability to immediately remove our liability for USW retiree healthcare benefits from our balance sheet to have a significant impact on our liquidity or cash position. Furthermore, we do not expect our plan to fund the VEBA entirely in cash to have a significant impact on our operations or liquidity.
Asset Disposition
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
Recently Issued Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), in February 2006. SFAS No. 155 amends

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not have a significant impact on our results of operations or financial position.
          The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”), in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. The servicing asset or servicing liability is initially recognized at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 did not have a significant impact on our results of operations or financial position.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the criteria that must be met prior to recognizing the financial statement benefit of an uncertain position taken in a tax return and requires companies to include additional qualitative and quantitative disclosures related to such positions within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained. We adopted FIN No. 48 on January 1, 2007. The adoption resulted in an increase in the opening balance of retained earnings and a decrease in goodwill as of January 1, 2007 of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how a company should measure fair value when it is required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
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

	Payment Due by Period as of December 31, 2006
							After
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
Notes Payable and Long Term Debt (1)	$7,153	$641	$125	$908	$5	$2,101	$3,373
Interest Payments (2)	2,744	445	428	420	362	253	836
Pension Benefits (3)	1,441	688	390	150	113	100	(3)
Other Post Retirement Benefits (4)	1,673	225	192	184	177	170	725

(1)	Notes payable and long term debt payments reflect our maturities as amended on April 20, 2007. Refer to Note 5, Financing Arrangements for a discussion of the amendments and repayments.

(2)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements, as amended on April 20, 2007. Payments related to variable debt are based on the six-month LIBOR rate at December 31, 2006 plus the specified margin in the associated debt agreements for each period presented.

(3)	Contributions have been revised to reflect updated funding estimates. Significant assumptions related to pensions remain unchanged from footnote 5 of the Commitments and Contingent Liabilities table in the 2006 Form 10-K.

(4)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and U.S. salaried plan changes as noted in Note 7, Pension, Savings and Other Postretirement Benefit Plans. These amounts will be reduced significantly provided the proposed VEBA settlement with the USW regarding retiree healthcare becomes effective.
In addition, the following contingent contractual obligation, the amount of which cannot be estimated is not included in the table above:
•	The terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”), as set forth in the Umbrella Agreement between SRI and us, provide for certain minority exit rights available to SRI commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in our control, could trigger a right of SRI to require us to purchase their interests in the global alliance immediately. SRI’s exit rights, in the unlikely event of the occurrence of a triggering event and the subsequent exercise of SRI’s exit rights, could require us to make a substantial payment to acquire SRI’s interests in the global alliance. The Umbrella Agreement provides that the payment amount would be based on the fair value of SRI’s 25% minority shareholder’s interest in each of Goodyear Dunlop Tires Europe B.V. and Goodyear Dunlop Tires North America, Ltd. and the book value of net assets of the Japanese joint ventures. The payment amount would be determined through a negotiation process where, if no mutually agreed amount was determined, a binding arbitration process would determine that amount.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on our consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are used to separate interest rate risk management from debt funding decisions. At September 30, 2007, 52% of our debt was at variable interest rates averaging 7.78% compared to 58% at an average rate of 7.85% at December 31, 2006. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.
          The following table presents information at September 30:
Interest Rate Swap Contracts

(Dollars in millions)	2007	2006
Floating Rate Contracts:
Notional principal amount	$—	$200
Pay variable LIBOR	—%	7.01%
Receive fixed rate	—%	6.63%

Average years to maturity	—	0.2
Fair value – asset (liability)	$—	$—
Pro forma fair value – asset (liability)	—	(1)
The pro forma fair value assumes a 10% increase in variable market interest rates at September 30, 2006, and reflects the estimated fair value of contracts outstanding at that date under that assumption.
          Weighted average interest rate swap contract information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Floating Rate Contracts:
Notional principal amount	$—	$200	$—	$200
Pay variable LIBOR	—%	7.01%	—%	6.60%
Receive fixed rate	—%	6.63%	—%	6.63%

The following table presents fixed rate debt information at September 30:

(In millions)
Fixed Rate Debt	2007	2006
Carrying amount – liability	$2,423	$2,710
Fair value – liability	2,986	2,840
Pro forma fair value – liability	3,050	2,910
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2007 and 2006, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.
          The sensitivity to changes in interest rates of our interest rate contracts and fixed rate debt was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the yield curve. The precision of the model decreases as the assumed change in interest rates increases.
Foreign Currency Exchange Risk
We enter into foreign currency contracts to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements and forecasted purchases and sales.
          Contracts hedging short-term trade receivables and payables normally have no hedging designation.
          The following table presents foreign currency contract information at September 30:

(In millions)	2007	2006
Fair value — asset (liability)	$(3)	$2
Pro forma change in fair value	(82)	(40)
Contract maturities	10/07-10/19	10/06-10/19
We were not a party to any foreign currency option contracts at September 30, 2007 or 2006.
          The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
          Fair values are recognized on the Consolidated Balance Sheet at September 30 as follows:

(In millions)	2007	2006
Fair value – asset (liability):
Current assets	$4	$3
Long term assets	4	1
Current liabilities	(11)	(2)
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected;

•	a significant aspect of our master labor agreement with the United Steelworkers (USW) is subject to court and possibly regulatory approvals, which, if not received, could result in the termination and renegotiation of the agreement;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	work stoppages, financial difficulties or supply disruptions at our suppliers or our major OE customers could harm our business; and

•	we may be impacted by economic and supply disruptions associated with global events including war, acts of terror, civil obstructions and natural disasters.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.
ITEM 4. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we define to mean controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
          Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2007 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2007, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 117,500 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2007, approximately 500 new claims were filed against us and approximately 800 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2007 was $6 million and $15 million, respectively. At September 30, 2007, there were approximately 117,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 8, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on Asbestos litigation.
Securities/ERISA Litigation
Following the announcement of a restatement of our financial statements in October 2003, several lawsuits were filed in the United States District Court for the Northern District of Ohio against Goodyear and current and/or former officers, directors and associates of Goodyear asserting breach of fiduciary duty claims under the Employee Retirement Income Security Act

(“ERISA”) on behalf of a putative class of participants in Goodyear’s Employee Savings Plan for Bargaining Unit Employees and Goodyear’s Savings Plan for Salaried Employees. All of these actions were consolidated into a separate action in the United States District Court for the Northern District of Ohio. In July 2006, the Court denied the defendants’ motion to dismiss the breach of fiduciary duty claims under ERISA. Although Goodyear continues to believe the ERISA claims are without merit, Goodyear has entered into a settlement agreement with the plaintiffs, which is subject to court approval, in order to eliminate the ongoing cost and distraction of the litigation. If the settlement agreement is not approved by the court, Goodyear will continue to vigorously defend these claims.
VEBA Litigation
On October 29, 2007, the USW, the retiree class representatives and Goodyear filed a joint motion seeking approval of the settlement agreement that would result in the establishment of the VEBA. See Note 8, “Commitments and Contingent Liabilities — Union Matters” in this Form 10-Q for additional information on the VEBA and our master labor agreement with the USW.
DOE Facility Litigation
On August 23, 2007, the District Court for the Southern District of Ohio dismissed the plaintiffs’ claims relating to exposure to radioactive materials, nuisance, trespass and recovery under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. As a result, the plaintiffs’ remaining claims are state law claims for contamination by non-radioactive hazardous materials.
          Reference is made to Item 3 of Part I of our 2006 Form 10-K and Item 1 of Part II of our Form 10-Q for the period ended March 31, 2007 and our Form 10-Q for the period ended June 30, 2007 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2006 Form 10-K includes a detailed discussion of our risk factors. Some of these risk factors were amended or updated in our Form 10-Q for the period ended March 31, 2007 and our Form 10-Q for the period ended June 30, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2007. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid Per	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Share	Programs	the Plans or Programs
7/1/07-7/31/07	776	$31.51	—	—
8/1/07-8/31/07	32,071	27.32	—	—
9/1/07-9/30/07	298,638	25.99	—	—

Total	331,485	$26.13	—	—

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on
Form 10-Q.
S I G N A T U R E S
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: October 30, 2007	By	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007
INDEX OF EXHIBITS

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen Nondenominational Certificate for Shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2007, File No. 1-1927).

(b)	Indenture, dated as of March 15, 1996, between the Company and JPMorgan Chase Bank, as Trustee, as supplemented on December 3, 1996, March 11, 1998, and March 17, 1998 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and JPMorgan Chase Bank, as Trustee (incorporated by reference, filed as Exhibit 4.1, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), as supplemented on August 15, 2001, in respect of the Company’s $650,000,000 principal amount of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, File No. 1-1927).

(d)	Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., BNP Paribas, CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC, Wells Fargo Foothill, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(e)	Amended and Restated Second Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number
(f)	Amended and Restated Revolving Credit Agreement, dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(g)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(h)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(i)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(j)	Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(k)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(l)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A., as Collateral Agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, the Company, and the subsidiaries of the Company named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(m)	Indenture, dated as of June 23, 2005, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number
(n)	Amendment No. 2 to the General Master Purchase Agreement dated May 23, 2005, and August 26, 2005, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V. and the Sellers listed therein (including Amended and Restated General Master Purchase Agreement) (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(o)	Amendment No. 2 to the Master Subordinated Deposit Agreement dated May 23, 2005, and August 26, 2005, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (including Amended and Restated Master Subordinated Deposit Agreement) (incorporated by reference, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(p)	Master Complementary Deposit Agreement dated December 10, 2004, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V. (incorporated by reference, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. l-1927).

(q)	Indenture dated as of March 12, 2004, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(r)	Collateral Agreement dated as of March 12, 2004, among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(s)	Lien Subordination and Intercreditor Agreement dated as of March 12, 2004, among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).

(t)	Indenture, dated as of July 2, 2004, between the Company and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(u)	Indenture, dated as of November 21, 2006, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

In accordance with Item 601(b)(4)(iii) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Securities and Exchange Commission.

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

23	Consent of Experts

(a)	Consent of Bates White, LLC.	23.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number
32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-4