Form 10-K
period 2007-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2008-02-14
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☑                         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                         No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 29, 2007, was approximately $7,296,666,000.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2008:

240,182,118

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2008 are incorporated by reference in Parts II and III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

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

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. Our 2007 net sales were approximately $20 billion, and we had net income in 2007 of $602 million, of which $139 million represents income from continuing operations. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate more than 1,800 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 64 manufacturing facilities in 25 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 72,000 associates worldwide.

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

RECENT DEVELOPMENTS

New Strategic Business Unit

Effective February 1, 2008, we formed a new strategic business unit, Europe, Middle East and Africa (“EMEA”), by combining our former European Union and Eastern Europe, Middle East and Africa business units. The new EMEA strategic business unit will be our largest in terms of geography and our second largest, after North American Tire, in terms of annual net sales. Annual combined net sales for the two former business units were approximately $7.2 billion for the year ended December 31, 2007. The financial results included herein are presented on the basis of the five operating segments in place at December 31, 2007. We will reflect the new segment presentation coincident with the first quarter of 2008, and all prior segment reporting will be restated to reflect this combination.

Note Redemption

On February 1, 2008, we issued notices of redemption to the holders of our $650 million senior secured notes due 2011. As provided in the notices to the holders, on March 3, 2008, we will redeem $450 million in aggregate principal amount of our 11% senior secured notes due 2011 at a redemption price of 105.5% of the principal amount thereof and $200 million in aggregate principal amount of our floating rate senior secured notes due 2011 at a redemption price of 104% of the principal amount thereof, plus in each case accrued and unpaid interest to the redemption date.

Exchange Offer for Convertible Notes

On November 6, 2007, we commenced an offer to exchange our outstanding 4% convertible senior notes for a cash payment and shares of our common stock. The exchange offer allowed holders of convertible notes to receive the same number of shares of our common stock as they would have received upon conversion of the convertible notes in accordance with their existing terms, a cash payment of $48.30 for each $1,000 in principal amount of convertible notes, and accrued and unpaid interest. The exchange offer was consummated on December 10, 2007 and resulted in the issuance of approximately 28.7 million shares of common stock, a total cash payment, including accrued and unpaid interest, of approximately $23 million, and a reduction of debt of approximately $346 million.

DESCRIPTION OF GOODYEAR’S BUSINESS

General Segment Information

For the year ended December 31, 2007, we operated our business through five operating segments representing our regional tire businesses: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire (“Eastern Europe Tire”); Latin American Tire; and Asia Pacific Tire. As a result of our sale of substantially all of our Engineered Products business on July 31, 2007, we have reported results of that segment as discontinued operations.

Financial Information About Our Segments

Financial information related to our operating segments for the three year period ended December 31, 2007 appears in the Note to the Consolidated Financial Statements No. 16, Business Segments.

General Information Regarding Our Segments

Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and market numerous lines of rubber tires for:

•	automobiles
•	trucks
•	buses
•	aviation
•	motorcycles
•	farm implements
•	earthmoving equipment
•	industrial equipment, and
•	various other applications.

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

Our principal products are new tires for most applications. Approximately 88.6% of our sales in 2007 were for new tires, which is consistent with 88.6% in both 2006 and 2005. The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2007	2006	2005

North American Tire	87.1%	87.4%	87.8%
European Union Tire	90.7	89.7	89.5
Eastern Europe Tire	93.9	95.3	95.0
Latin American Tire	90.4	91.6	92.2
Asia Pacific Tire	80.5	81.0	80.7

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. The financial results of each segment include sales and operating income derived from the sale of tires imported from other segments. Sales to unaffiliated customers are attributed to the segment that makes the sale to the unaffiliated customer.

Goodyear does not include motorcycle, all terrain vehicle or consigned tires in reporting tire unit sales.

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2007	2006	2005

North American Tire	81.3	90.9	101.9
European Union Tire	59.4	63.5	64.3
Eastern Europe Tire	20.2	20.0	19.7
Latin American Tire	21.8	21.2	20.4
Asia Pacific Tire	19.0	19.4	20.1

Goodyear tire units	201.7	215.0	226.4

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2007	2006	2005

Replacement tire units	141.9	152.0	162.0
OE tire units	59.8	63.0	64.4

Goodyear tire units	201.7	215.0	226.4

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers.

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

Global Alliance

In 1999, we entered into a global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”). Under the global alliance agreements, we acquired 75%, and SRI acquired 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company. Concurrently, the holding company acquired substantially all of SRI’s tire businesses in Europe and most of our tire businesses in Europe. We also acquired 75%, and SRI acquired 25%, of Goodyear Dunlop Tires North America, Ltd., a holding company that purchased SRI’s tire manufacturing operations in North America and certain of its related tire sales and distribution operations. The global alliance involved other transactions, including our acquisition of 100% of the balance of SRI’s Dunlop Tire replacement distribution and sales operations in North America. In Japan, we own 25%, and SRI owns 75%, of two companies, one for the sale of Goodyear-brand passenger and truck tires in the Japanese replacement market and the other for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan. We also own 51%, and SRI owns 49%, of a company that coordinates and disseminates both commercialized tire technology and non-commercialized technology among Goodyear and SRI, the joint ventures and their respective affiliates, and we own 80%, and SRI owns 20%, of a global purchasing company. The global alliance agreements also provided for the investment by Goodyear and SRI in the common stock of the other.

North American Tire

North American Tire, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in the United States and Canada. North American Tire manufactures tires in eight plants in the United States and two plants in Canada. Certain Dunlop brand related businesses of North American Tire are conducted by Goodyear Dunlop Tires North America, Ltd., which is 75% owned by Goodyear and 25% owned by SRI.

Tires.  North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving equipment, commercial and military aviation and industrial equipment, and for various other applications.

Goodyear brand radial passenger tire lines sold in the United States and Canada are Assurance, including Assurance featuring ComforTred Technology and TripleTred Technology for the luxury market; Eagle, including Eagle featuring ResponsEdge Technology for the high performance market, and Run on Flat extended mobility technology (EMT) tires. The major lines of Goodyear brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler and Fortera, including Fortera featuring TripleTred Technology and SilentArmor Technology. Goodyear also offers Dunlop brand radial passenger tire lines including Signature and SP Sport performance tires, and Dunlop brand radials for light trucks such as the Rover and Grandtrek lines. Additionally, North American Tire also manufactures and sells several lines of Kelly brand, Republic brand, Remington brand and Fierce brand, as well as house and private brand radial passenger and light truck tires in the United States and Canada.

A full line of Goodyear brand all-steel cord and belt construction medium radial truck tires, the Unisteel series, is manufactured and sold for various applications, including long haul highway use and off-road service. In addition, various lines of Dunlop brand, Kelly brand, and other house brand radial truck tires are sold in the United States and Canada.

Related Products and Services. North American Tire also:

•	retreads truck, aviation and heavy equipment tires, primarily as a service to its commercial customers,
•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•	provides automotive maintenance and repair services at approximately 815 owned retail outlets,
•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from 185 Goodyear operated Wingfoot Commercial Centers,
•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•	sells chemical products to Goodyear’s other business segments and to unaffiliated customers, and
•	provides miscellaneous other products and services.

Markets and Other Information

North American Tire distributes and sells tires throughout the United States and Canada. Tire unit sales to replacement customers and to OE customers served by North American Tire during the periods indicated were:

NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2007	2006	2005

Replacement tire units	55.7	61.6	71.2
OE tire units	25.6	29.3	30.7

Total tire units	81.3	90.9	101.9

North American Tire is a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks and aircraft that have production facilities located in North America.

North American Tire’s primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Cooper and several Asian manufacturers.

Goodyear brand, Dunlop brand and Kelly brand tires are sold in the United States and Canada through several channels of distribution. The principal channel for Goodyear brand tires is a large network of independent dealers. Goodyear brand, Dunlop brand and Kelly brand tires are also sold to numerous national and regional retail marketing firms in the United States. North American Tire also operates approximately 1,000 retail outlets (including auto service centers, commercial tire and service centers and leased space in department stores) under the Goodyear name or under the Wingfoot Commercial Tire Systems, Allied or Just Tires trade styles. Several lines of house brand tires and private label brand tires are sold to independent dealers, national and regional wholesale marketing organizations and various other retail marketers.

We are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), which has established various standards and regulations applicable to tires sold in the United States for highway use. NHTSA has the authority to order the recall of automotive products, including tires, having safety defects related to motor vehicle safety. In addition, the Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) imposes numerous requirements with respect to tire recalls. The TREAD Act also requires tire manufacturers to, among other things, remedy tire safety defects without charge for five years and comply with revised and more rigorous tire standards.

European Union Tire

European Union Tire, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment in Western Europe, exports tires to other regions of the world and provides related products and services. European Union Tire manufactures tires in 11 plants in England, France, Germany and Luxembourg. Substantially all of the operations and assets of European Union Tire are owned and operated by Goodyear Dunlop Tires Europe B.V., a 75% owned subsidiary of Goodyear that is 25% owned by SRI. European Union Tire:

•	manufactures and sells Goodyear brand, Dunlop brand and Fulda brand and other house brand passenger, truck, motorcycle, farm and heavy equipment tires,
•	sells Debica brand and Sava brand passenger, truck and farm tires manufactured by Eastern Europe Tire,
•	sells new aviation tires, and manufactures and sells retreaded aviation tires,
•	provides various retreading and related services for truck and heavy equipment tires, primarily for its commercial truck tire customers,
•	offers automotive repair services at owned retail outlets, and
•	provides miscellaneous related products and services.

Markets and Other Information

European Union Tire distributes and sells tires throughout Western Europe. Replacement and OE tire unit sales for European Union Tire during the periods indicated were:

EUROPEAN UNION TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2007	2006	2005

Replacement tire units	41.6	46.0	46.0
OE tire units	17.8	17.5	18.3

Total tire units	59.4	63.5	64.3

European Union Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Western Europe.

European Union Tire’s primary competitor in Western Europe is Michelin. Other significant competitors include Bridgestone, Continental, Pirelli, several regional tire producers and imports from other regions, primarily Eastern Europe and Asia.

Goodyear brand and Dunlop brand tires are sold in several replacement markets served by European Union Tire through various channels of distribution, principally independent multi-brand tire dealers. In some markets, Goodyear brand tires, as well as Dunlop brand, Fulda brand, Debica brand and Sava brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 250 are owned by Goodyear.

Eastern Europe, Middle East And Africa Tire

Our Eastern Europe, Middle East and Africa Tire segment manufactures and sells passenger, truck, farm and construction equipment tires in Eastern Europe, the Middle East and Africa. Eastern Europe Tire manufactures tires in five plants in Poland, Slovenia, South Africa and Turkey. Eastern Europe Tire:

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

Markets and Other Information

Eastern Europe Tire distributes and sells tires in most countries in Eastern Europe, the Middle East and Africa. Replacement and OE tire unit sales by Eastern Europe Tire during the periods indicated were:

EASTERN EUROPE TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2007	2006	2005

Replacement tire units	17.2	16.4	15.8
OE tire units	3.0	3.6	3.9

Total tire units	20.2	20.0	19.7

Eastern Europe Tire has a significant share of each of the markets it serves and is a significant supplier of tires to manufacturers of automobiles, trucks, and farm and construction equipment in Poland, South Africa and Turkey. Its major competitors are Bridgestone, Continental, Michelin and Pirelli. Other competition includes regional and local tire producers and imports from other regions, primarily Asia.

Goodyear brand tires are sold by Eastern Europe Tire in the various replacement markets primarily through independent tire dealers and wholesalers who sell several brands of tires. In some countries, Goodyear brand, Dunlop brand, Fulda brand, Debica brand and Sava brand tires are sold through regional distributors and multi-brand dealers. In the Middle East and most of Africa, tires are sold primarily to regional distributors for resale to independent dealers. In South Africa and sub-Saharan Africa, tires are also sold through a chain of approximately 160 retail stores operated by Goodyear primarily under the trade name Trentyre.

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

Markets and Other Information

Latin American Tire distributes and sells tires in most countries in Latin America. Replacement and OE tire sales by Latin American Tire during the periods indicated were:

LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2007	2006	2005

Replacement tire units	14.7	14.9	15.0
OE tire units	7.1	6.3	5.4

Total tire units	21.8	21.2	20.4

Latin American Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and tractors located in the region. Goodyear brand tires are sold in the replacement market primarily through independent dealers. Significant competitors include Pirelli, Bridgestone, Michelin and Continental.

Asia Pacific Tire

Our Asia Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, farm and construction equipment and the aviation industry throughout the Asia Pacific markets. Asia Pacific Tire manufactures tires in 10 plants in Australia, China, India, Indonesia, Japan, Malaysia, Philippines, Taiwan and Thailand. Asia Pacific Tire also:

•	retreads truck and aviation tires,
•	manufactures tread rubber and other tire retreading materials for truck and aviation tires, and
•	provides automotive maintenance and repair services at retail outlets.

Markets and Other Information

Asia Pacific Tire distributes and sells tires in most countries in the Asia Pacific region. Tire sales to replacement and OE customers served by Asia Pacific Tire during the periods indicated were:

ASIA PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2007	2006	2005

Replacement tire units	12.7	13.1	13.9
OE tire units	6.3	6.3	6.2

Total tire units	19.0	19.4	20.1

Asia Pacific tire has a significant share of each of the markets it serves. Its major competitors are Bridgestone and Michelin along with many other global brands present in different markets, including Continental, Dunlop, Yokohama, Pirelli, and a large number of regional and local tire producers.

Asia Pacific sells primarily Goodyear branded tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires are sold in smaller quantities such as Kelly, Fulda and Sava. Tires are sold through a network of licensed or franchised stores and multi-brand retailers through a network of wholesale dealers. In Australia and New Zealand, we also operate a network of approximately 420 company-owned retail stores under the Beaurepaires and Frank Allen brands.

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

Significant quantities of steel cord are used for radial tires, a portion of which we produce. Other important raw materials we use are carbon black, fabrics and petrochemical-based commodities. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials we will require during 2008, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

In 2007, raw material costs increased by approximately 3.5% in our tire businesses compared to 2006, primarily driven by an increase in the cost of natural and synthetic rubber. Based on our current projections, we expect raw material costs to increase by approximately 7% to 9% in 2008. However, natural rubber prices and petrochemical-based commodities have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.

Patents and Trademarks

We own approximately 2,520 product, process and equipment patents issued by the United States Patent Office and approximately 4,770 patents issued or granted in other countries around the world. We also have licenses under numerous patents of others. We have approximately 520 applications for United States patents pending and approximately 2,500 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own or control or use approximately 1,680 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 10,250 registrations and 1,080 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

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

Research and Development

Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2007	2006	2005

Research and development expenditures	$372	$342	$346

Employees

At December 31, 2007, we employed approximately 72,000 people throughout the world, including approximately 28,000 persons in the United States. Approximately 11,900 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers (“USW”), which expires in July 2009. In addition, approximately 1,000 of our employees in the United States were covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.

Compliance with Environmental Regulations

We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects will be approximately $65 million during 2008 and approximately $54 million during 2009.

We expended approximately $58 million during 2007, and expect to expend approximately $59 million during both 2008 and 2009 to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.

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

INFORMATION ABOUT INTERNATIONAL OPERATIONS

We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 25 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2007 appears in the Note to the Consolidated Financial Statements No. 16, Business Segments, and is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive and certain other officers of the Company at February 14, 2008, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Robert J. Keegan	Chairman of the Board, Chief Executive Officer and President	60
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

Richard J. Kramer	President, North American Tire	44
Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance. On April 10, 2000, Mr. Kramer was elected Vice President — Corporate Finance, serving in that capacity as the Company’s principal accounting officer until August 6, 2002, when he was elected Vice President, Finance — North American Tire. Effective August 28, 2003, he was appointed and, on October 7, 2003, he was elected Senior Vice President, Strategic Planning and Restructuring. He was elected Executive Vice President and Chief Financial Officer on June 1, 2004. Mr. Kramer was elected President, North American Tire on March 14, 2007 and continued to serve as Chief Financial Officer until Mr. Schmitz’s election to that position on August 7, 2007. Prior to joining Goodyear, Mr. Kramer was with PricewaterhouseCoopers LLP for 13 years, including two years as a partner.

Arthur de Bok	President, Europe, Middle East and Africa	45
Mr. de Bok was appointed President, European Union Business on September 16, 2005, and was elected to that position on October 4, 2005. After joining Goodyear on December 31, 2001, Mr. de Bok served in various managerial positions in Goodyear’s European operations. Prior to joining Goodyear, Mr. de Bok served in various marketing and managerial posts for The Proctor & Gamble Company from 1989 to 2001. Mr. de Bok is the executive officer responsible for Goodyear’s tire operations in Western Europe and, effective February 1, 2008, became President, Europe, Middle East and Africa, the new operating segment created by the combination of European Union Tire and Eastern Europe Tire.

Eduardo A. Fortunato	President, Latin American Region	54
Mr. Fortunato served in various international managerial, sales and marketing posts with Goodyear until he was elected President and Managing Director of Goodyear Brazil in 2000. On November 4, 2003, Mr. Fortunato was elected President, Latin American Region. Mr. Fortunato is the executive officer responsible for Goodyear’s tire operations in Mexico, Central America and South America. He has been a Goodyear employee since 1975.

Pierre Cohade	President, Asia Pacific Region	46
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

Name	Position(s) Held	Age

Lawrence D. Mason	President, Consumer Tires, North American Tire	47
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

Michel Rzonzef	President, Eastern Europe, Middle East and Africa Countries, Europe, Middle East and Africa	44
Mr. Rzonzef served in various managerial, sales and marketing, and engineering posts until December 1, 2002 when he was appointed Vice President, Sales and Marketing for our former Eastern Europe, Middle East and Africa strategic business unit. Effective February 1, 2008, Mr. Rzonzef was appointed President, Eastern Europe, Middle East and Africa Countries within our newly formed Europe, Middle East and Africa strategic business unit. He has been a Goodyear employee since 1988.

W. Mark Schmitz	Executive Vice President and Chief Financial Officer	56
Mr. Schmitz was elected Executive Vice President and Chief Financial Officer effective August 7, 2007. Prior to joining Goodyear, Mr. Schmitz was Vice President and Chief Financial Officer for Tyco International’s Fire and Security Segment, a provider of electronic security services and fire protection contracting and services, since 2003. From 2001 to 2003, he served as Vice President and Chief Financial Officer of Plug Power Inc., a designer, developer and manufacturer of on-site energy systems. Prior to 2001, he held various positions with General Motors Corporation. Mr. Schmitz is the principal financial officer of the Company.

C. Thomas Harvie	Senior Vice President, General Counsel and Secretary	64
Mr. Harvie joined Goodyear on July 1, 1995, when he was elected a Vice President and the General Counsel. Effective July 1, 1999, Mr. Harvie was appointed and, on August 3, 1999, he was elected, Senior Vice President and General Counsel. He was elected Senior Vice President, General Counsel and Secretary effective June 16, 2000. Mr. Harvie is the chief legal officer and is the executive officer responsible for the government relations activities of Goodyear.

Christopher W. Clark	Senior Vice President, Global Sourcing	56
Mr. Clark served in various managerial and financial posts until October 1, 1996, when he was appointed managing director of P.T. Goodyear Indonesia Tbk, a subsidiary of Goodyear. On September 1, 1998, he was appointed managing director of Goodyear do Brasil Productos de Borracha Ltda, a subsidiary of Goodyear. On August 1, 2000, he was elected President, Latin American Tire. On November 4, 2003, Mr. Clark was named Senior Vice President, Global Sourcing. Mr. Clark is the executive officer responsible for coordinating Goodyear’s supply activities worldwide. He has been a Goodyear employee since 1973.

Kathleen T. Geier	Senior Vice President, Human Resources	51
Ms. Geier served in various managerial and human resources posts until July 1, 2002 when she was appointed, and later elected, Senior Vice President, Human Resources. Ms. Geier is the executive officer responsible for Goodyear’s human resources activities worldwide. She has been a Goodyear employee since 1978.

Charles L. Sinclair	Senior Vice President, Global Communications	56
Mr. Sinclair served in various public relations and communications positions until 2002, when he was named Vice President, Public Relations and Communications for North American Tire. Effective June 16, 2003, he was appointed and, on August 5, 2003, he was elected Senior Vice President, Global Communications. Mr. Sinclair is the executive officer responsible for Goodyear’s worldwide communications activities. He has been a Goodyear employee since 1984.

Name	Position(s) Held	Age

Darren R. Wells	Senior Vice President, Finance and Strategy	42
Mr. Wells joined Goodyear on August 1, 2002 and was elected Vice President and Treasurer on August 6, 2002. On May 11, 2005, Mr. Wells was named Senior Vice President, Business Development and Treasurer, and on March 14, 2007 was named Senior Vice President, Finance and Strategy. Mr. Wells is the executive officer responsible for Goodyear’s finance, business development and strategy development activities. Prior to joining Goodyear, Mr. Wells served in various financial posts with Ford Motor Company units from 1989 to 2000 and was the Assistant Treasurer of Visteon Corporation from 2000 to July 2002.

Jean-Claude Kihn	Senior Vice President and Chief Technical Officer	48
Mr. Kihn served in various managerial and technical posts, most recently as General Director of Goodyear’s Technical Center in Akron, Ohio, prior to his appointment, effective January 1, 2008, as Senior Vice President and Chief Technical Officer. Mr. Kihn is the executive officer responsible for Goodyear’s research and tire technology development, engineering and product quality worldwide. He has been a Goodyear employee since 1988.

Thomas A. Connell	Vice President and Controller	59
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

William M. Hopkins	Vice President	63
Mr. Hopkins served in various tire technology and managerial posts until appointed Director of Tire Technology for North American Tire effective June 1, 1996. He was elected a Vice President effective May 19, 1998. He served as the executive officer responsible for Goodyear’s worldwide tire technology activities until August 1, 1999, and as the executive officer responsible for Goodyear’s worldwide product marketing and technology planning activities until December 31, 2007. Effective January 1, 2008, Mr. Hopkins is the executive officer responsible for advanced concepts related to the development of innovative product and process technologies. He has been a Goodyear employee since 1967.

Isabel H. Jasinowski	Vice President	59
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Government Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. She has been a Goodyear employee since 1981.

Mark Purtilar	Vice President	47
Mr. Purtilar was elected Vice President and Chief Procurement Officer effective September 17, 2007. He is the executive officer primarily responsible for Goodyear’s global procurement activities. Prior to joining Goodyear, Mr. Purtilar held various positions at ArvinMeritor, a global supplier of automotive parts, from 1994 until 2002, was chief executive officer of Auto Body Panels Inc., a supplier of automotive parts, from 2002 until 2004, and rejoined ArvinMeritor in 2004 as vice president of global procurement for commercial vehicle systems.

No family relationship exists between any of the above executive officers or between the executive officers and any director of the Company.

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

Our business continues to be impacted by trends that have negatively affected the tire industry in general, including, industry overcapacity, which limits pricing power, increased competition from low-cost manufacturers, uncertain economic conditions in various parts of the world, high raw material and energy costs, weakness in the North American auto industry, and weakness in demand for consumer replacement tires in the U.S. and Europe. To the extent that increases in gas prices or other factors cause consumers to drive fewer miles there could be a reduction in demand for replacement tires, which, if significant, could harm our business. Unlike most other tire manufacturers, we also face the continuing burden of legacy pension and postretirement benefit costs. In order to offset the impact of these trends, we continue to implement various cost reduction initiatives and expect to achieve between $1.8 billion and $2.0 billion in aggregate gross cost savings from 2006 through 2009 through our four-point cost savings plan which includes expected savings from continuous improvement processes, increased low-cost country sourcing, high-cost capacity reductions and reduced selling, administrative and general expenses. Included in these savings is approximately $300 million of expected ongoing savings by 2009 as a result of our master labor agreement with the USW.

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

A significant aspect of our master labor agreement with the USW is subject to court approval, which, if not received, could result in the termination and renegotiation of the agreement.

On December 28, 2006, members of the USW ratified the terms of a new master labor agreement ending a strike that began on October 5, 2006. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”) intended to provide healthcare benefits for current and future USW retirees. As a result, we expect to be able to eliminate our postretirement healthcare (“OPEB”) liability related to such benefits. At December 31, 2007, this OPEB liability was approximately $1.2 billion. The establishment of the VEBA is conditioned upon U.S. District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. On October 29, 2007, the parties filed the signed settlement agreement with the District Court, and on December 14, 2007, the District Court preliminarily approved the settlement agreement and established the date for a hearing regarding the settlement. We have committed to contribute $1 billion to the VEBA. We plan to make our contributions to the VEBA entirely in cash following the District Court’s approval of the settlement. Despite our contributions to the VEBA, we will not be able to remove our liability for USW retiree healthcare benefits from our balance sheet until this settlement has received final judicial approval (including the exhaustion of all appeals, if any). If the VEBA is funded but we are unable to remove this liability from our balance sheet (e.g., approval of the District Court is reversed on appeal), we will not be able to terminate the VEBA and recover our contributions; rather, the funds in the VEBA will be used to pay for

USW retiree health and other permissible benefits and we will remain liable to pay those benefits. If the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement. If negotiations are reopened, we might be unable to achieve the cost reductions we expect to receive from the master labor agreement.

We face significant global competition and our market share could decline.

New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries. Our ability to compete successfully will depend, in significant part, on our ability to reduce costs by such means as reduction of excess capacity, leveraging global purchasing, improving productivity, elimination of redundancies and increasing production at low-cost supply sources. If we are unable to compete successfully, our market share may decline, materially adversely affecting our results of operations and financial condition.

The underfunding levels of our pension plans and our pension expenses could materially increase.

Substantially all of our U.S. and many of our non-U.S. employees participate in defined benefit pension plans. In previous periods, we have experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans and affect the level and timing of required contributions in 2009 and beyond. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $649 million and $813 million at December 31, 2007, respectively, and we currently estimate that we will be required to make contributions to our domestic pension plans of approximately $200 million to $225 million in 2008, and $150 million to $175 million in 2009. A material increase in the underfunded status of the plans could significantly increase our required contributions and pension expenses and impair our ability to achieve or sustain future profitability.

Higher raw material and energy costs may materially adversely affect our operating results and financial condition.

Raw material costs increased significantly over the past few years driven by increases in prices of petrochemical-based commodities and natural rubber. Market conditions may prevent us from passing these increased costs on to our customers through timely price increases. Additionally, higher raw material costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results.

Pricing pressures from vehicle manufacturers may materially adversely affect our business.

Approximately 30% of the tires we sell are sold to vehicle manufacturers for mounting as OE. Pricing pressure from vehicle manufacturers has been a characteristic of the tire industry in recent years. Many vehicle manufacturers have policies of seeking price reductions each year. Although we have taken steps to reduce costs and resist price reductions, current and future price reductions could materially adversely impact our sales and profit margins. If we are unable to offset future price reductions through improved operating efficiencies and cost reductions, those price reductions may result in declining margins and operating results.

Pending litigation relating to our 2003 restatement could have a material adverse effect on our financial position, cash flows and results of operation.

Following the announcement of a restatement of our financial statements in October 2003, several lawsuits were filed in the U.S. District Court for the Northern District of Ohio against Goodyear and current and/or former officers, directors and associates of Goodyear asserting breach of fiduciary duty claims under the Employee Retirement Income Security Act of 1974 (“ERISA”) on behalf of a putative class of participants in our Employee Savings Plan for Bargaining Unit Employees and our Savings Plan for Salaried Employees. All of these actions were consolidated into a separate action in the U.S. District Court for the Northern District of Ohio. In July 2006, the Court denied the defendants’ motion to dismiss the breach of fiduciary duty claims under ERISA. We have entered into a settlement agreement with the plaintiffs, which is subject to court approval, in order to eliminate the ongoing cost and distraction of the litigation. If the settlement agreement is not approved by the court, we will continue to vigorously defend these claims. We cannot currently predict or determine the outcome or resolution of this proceeding or the timing for its resolution. The final resolution of this action could have a material adverse effect on our financial position, cash flows and results of operations.

Our long term ability to meet our obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results.

The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties, access to capital markets and asset sales. Although we have completed several significant transactions, we may undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional debt or equity.

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

We have a substantial amount of debt. As of December 31, 2007, our debt (including capital leases) on a consolidated basis was approximately $4.7 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

The indentures and other agreements governing our secured credit facilities, senior secured notes, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

•	incur additional debt or issue redeemable preferred stock;
•	make certain restricted payments or investments;
•	incur liens;
•	sell certain assets;
•	incur restrictions on the ability of our subsidiaries to pay dividends to us;
•	enter into affiliate transactions;
•	engage in sale/leaseback transactions; and
•	engage in certain mergers or consolidations and transfers of substantially all of our assets.

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

Our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner.

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

Productivity improvements through process re-engineering, design efficiency and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to increase the percentage of tires that are produced at our lower-cost production facilities and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We may not have sufficient resources to implement planned capital expenditures with minimal disruption to our existing manufacturing operations, or within desired time frames and budgets. Any disruption to our operations, delay in implementing capital improvements or unexpected costs may materially adversely affect our business and results of operations.

If we are unable to make sufficient capital expenditures, or to maximize the efficiency of the capital expenditures we do make, we may be unable to achieve productivity improvements, which may harm our competitive position. In addition, plant modernizations may temporarily disrupt our manufacturing operations and lead to temporary increases in our costs.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2007, we had approximately $2.6 billion of variable rate debt outstanding.

We may incur significant costs in connection with asbestos claims.

We are among many defendants named in legal proceedings involving claims of individuals relating to alleged exposure to asbestos. At December 31, 2007, approximately 117,000 claims were pending against us alleging various asbestos-related personal injuries purported to have resulted from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past or to asbestos in certain of our facilities. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. We may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $800 million in letters of credit under our $1.5 billion U.S. senior secured first lien credit facility. As of December 31, 2007, we had approximately $526 million in letters of credit issued under this facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. A significant deposit of cash collateral may have a material adverse effect on our liquidity. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.

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

In addition, as required by the enactment of an omnibus energy bill in December 2007, NHTSA will establish a national tire fuel efficiency consumer information program. While the new federal law will pre-empt state tire fuel efficiency laws adopted after January 1, 2006, we may become subject to additional tire fuel efficiency legislation, either in the United States or other countries, which might require us to alter or increase our capital spending and research and development plans or cease production of certain tires.

Compliance with these and other foreign, Federal, state and local laws and regulations in the future may require a material increase in our capital expenditures and could materially adversely affect our earnings and competitive position.

Our international operations have certain risks that may materially adversely affect our operating results.

We have manufacturing and distribution facilities throughout the world. Our international operations are subject to certain inherent risks, including:

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

The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, the Middle East and Africa, are inherently more economically and politically volatile and as a result, our business units that operate in these regions could be subject to significant fluctuations in sales and operating income from quarter to quarter. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a disproportionate impact on our results of operations in future periods.

We have foreign currency translation and transaction risks that may materially adversely affect our operating results.

The financial position and results of operations of our international subsidiaries are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, the appreciation of the U.S. dollar against these foreign currencies has a negative impact on our reported sales and operating margin (and conversely, the depreciation of the U.S. dollar against these foreign currencies has a positive impact). For year ended December 31, 2007, we estimate that foreign currency translation favorably impacted sales and segment operating income by approximately $833 million and $115 million, respectively, compared to the year ended December 31, 2006. The volatility of currency exchange rates may materially adversely affect our operating results.

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

Work stoppages, financial difficulties or supply disruptions affecting our major OE customers could harm our business.

Although sales to our OE customers account for less than 20% of our net sales, demand for our products in the OE segment and production levels at our facilities are directly related to automotive vehicle production. Automotive production can be affected by labor relations issues, financial difficulties or other supply disruptions. Our OE customers could experience a disruption in supply resulting from their own or supplier labor or financial difficulties. Such events may cause an OE customer to reduce or suspend vehicle production. In such an event, the affected OE customer could halt or significantly reduce purchases of our products, which would increase our production costs and harm our results of operations and financial condition.

We may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

We manage businesses and facilities worldwide. Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. We may not be insured against all such potential losses and, if insured, the insurance proceeds that we receive may not adequately compensate us for all of our losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We manufacture our products in 64 manufacturing facilities located around the world. There are 20 plants in the United States and 44 plants in 24 other countries.

North American Tire Manufacturing Facilities.  North American Tire owns (or leases with the right to purchase at a nominal price) and operates 23 manufacturing facilities in the United States and Canada.

•	10 tire plants (8 in the United States and 2 in Canada),
•	1 steel tire wire cord plant,
•	4 chemical plants,
•	1 tire mold plant,
•	3 tire retread plants,
•	2 aviation retread plants, and
•	2 mix plants (1 in the United States and 1 in Canada).

These facilities have floor space aggregating approximately 24.9 million square feet.

European Union Tire Manufacturing Facilities.  European Union Tire owns and operates 15 manufacturing facilities in 5 countries, including:

•	11 tire plants,
•	1 steel tire wire cord plant,
•	1 tire mold and tire manufacturing machines facility,
•	1 aviation retread plant, and
•	1 mix plant.

These facilities have floor space aggregating approximately 13.4 million square feet.

Eastern Europe, Middle East and Africa Tire Manufacturing Facilities.  Eastern Europe Tire owns and operates 5 tire plants in 4 countries. These facilities have floor space aggregating approximately 7.3 million square feet.

Latin American Tire Manufacturing Facilities.  Latin American Tire owns and operates 9 manufacturing facilities in 5 countries, including 6 tire plants, 1 textile mill, 1 tire retread plant, and 1 aviation retread plant. These facilities have floor space aggregating approximately 5.6 million square feet.

Asia Pacific Tire Manufacturing Facilities.  Asia Pacific Tire owns and operates 10 tire plants and 2 aviation retread plants in 9 countries. These facilities have floor space aggregating approximately 6.2 million square feet.

Plant Utilization.  Our worldwide tire capacity utilization rate was approximately 86% during 2007 compared to approximately 82% in 2006 and 87% in 2005. Our 2007 utilization increased due to the recovery from the 2006 USW strike.

Other Facilities.  We also own and operate three research and development facilities and technical centers, and three tire proving grounds. We also operate more than 1,800 retail outlets for the sale of our tires to consumers, approximately 60 tire retreading facilities and approximately 160 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 9, Property, Plant and Equipment and No. 10, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.

Heatway Litigation and Settlement

On June 4, 2004, we entered into an amended settlement agreement in Galanti et al. v. Goodyear (Case No. 03-209, United States District Court for the District of New Jersey) that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product, Entran II, that we supplied from 1989 to 1993 to Chiles Power Supply, Inc. (d/b/a Heatway Systems), a designer and seller of hydronic radiant heating systems in the United States. Heating systems using Entran II are typically attached or embedded in either indoor flooring or outdoor pavement, and use Entran II hose as a conduit to circulate warm fluid as a source of heat.

Since the approval of the amended settlement by the Galanti court in October 2004 through the end of 2007, we have made an aggregate of $130 million of cash contributions to a settlement fund and will make additional contributions of $20 million in 2008. In addition to these payments, we contributed approximately $174 million received from insurance proceeds to the settlement fund. We do not expect to receive any additional insurance reimbursements for Entran II related matters.

Of the fewer than 40 sites that remain opted-out of the settlement, two were the subject of Bloom et al. v. Goodyear (Case No. 05-CV-1317, United States District Court for the District of Colorado). On February 9, 2007, a jury awarded one of the Bloom plaintiffs $4.3 million in damages, 50% of which was allocated to us. The trial court denied all prejudgment interest, and the plaintiff has appealed that denial. A portion of the remaining opt-outs may file actions against us in the future. Although any liability resulting from Bloom, or the remaining opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement.

We expect that except for liabilities associated with three actions in which we have received adverse judgments that are currently on appeal, actions in which we have previously satisfied judgments, Bloom and the remaining sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement (which may be less than a claimant receives in an award of damages).

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

Securities/ERISA Litigation

Following the announcement of a restatement of our financial statements in October 2003, several lawsuits were filed in the U.S. District Court for the Northern District of Ohio against Goodyear and current and/or former officers, directors and associates of Goodyear asserting breach of fiduciary duty claims under ERISA on behalf of a putative class of participants in our Employee Savings Plan for Bargaining Unit Employees and our Savings Plan for Salaried Employees. All of these actions were consolidated into a separate action in the U.S. District Court for the Northern District of Ohio. In July 2006, the Court denied the defendants’ motion to dismiss the breach of fiduciary duty claims under ERISA. Although we continue to believe the ERISA claims are without merit, we have entered into a settlement agreement with the plaintiffs, which is subject to court approval, in order to eliminate the ongoing cost and distraction of the litigation. If the settlement agreement is not approved by the court, we will continue to vigorously defend these claims.

VEBA Litigation

On December 28, 2006, members of the USW ratified the terms of a new master labor agreement ending a strike that began on October 5, 2006. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent VEBA intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. On October 29, 2007, the parties filed the signed settlement agreement with the District Court, and on December 14, 2007, the District Court preliminarily approved the settlement agreement and established the date for a hearing regarding the settlement. We have committed to contribute $1 billion to the VEBA. We plan to make our contributions to the VEBA entirely in cash following the District Court’s approval of the settlement. In the event that the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement.

Asbestos Litigation

We are currently one of several defendants in civil actions pending in various state and federal courts involving approximately 117,000 claimants (as of December 31, 2007) relating to their alleged exposure to materials containing asbestos in products manufactured by us or asbestos materials at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $22 million during 2007. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

Engineered Products Antitrust Investigation

The Antitrust Division of the United States Department of Justice is conducting a grand jury investigation concerning the closure of a portion of our Bowmanville, Ontario conveyor belting plant announced in October 2003. In that connection, the Division has sought documents and other information from us and several associates. The plant was part of our former Engineered Products division and originally employed approximately 120 people. Although we do not believe that we have violated the antitrust laws, we are cooperating with the Department of Justice.

Marine Hose Investigation

In May 2007, the United States Department of Justice, Antitrust Division, announced that it had executed search and arrest warrants against a number of companies and their executives in connection with an investigation into allegations of price fixing in the marine hose industry. We received a grand jury document subpoena in May 2007 relating to that investigation. We have also received a similar request for information from European antitrust authorities in connection with a similar investigation of the marine hose industry in Europe. In addition, in November 2007, the Brazilian antitrust authority notified Goodyear’s Brazilian subsidiary that it was a party to a civil investigation into alleged anticompetitive practices in the marine hose industry in Brazil. Based on our review, we continue to believe Goodyear and its subsidiaries did not engage in unlawful conduct which is the subject of the investigations described above. None of Goodyear’s executives has been named in any criminal complaint; and no arrest or search warrants have been executed against any of our executives or at any of our facilities in connection with these investigations. We are cooperating with U.S., European and Brazilian authorities.

DOE Facility Litigation

On June 7, 1990, a civil action, Teresa Boggs, et al. v. Divested Atomic Corporation, et al. (Case No. C-1-90-450), was filed in the U.S. District Court for the Southern District of Ohio by Teresa Boggs and certain other named plaintiffs on behalf of themselves and a putative class comprised of certain other persons who resided near the Portsmouth Uranium Enrichment Complex, a facility owned by the United States Department of Energy located in Pike County, Ohio (the “DOE Plant”), against Divested Atomic Corporation (“DAC”), the successor by merger of Goodyear Atomic Corporation (“GAC”), Goodyear, and Lockheed Martin Energy Systems (“LMES”). GAC operated the DOE Plant for several years pursuant to a series of contracts with the DOE until LMES assumed operation of the DOE Plant on November 16, 1986. The plaintiffs allege that the operators of the DOE Plant contaminated certain areas near the DOE Plant with radioactive and/or other hazardous materials causing property damage and emotional distress. Plaintiffs claim $300 million in compensatory damages, $300 million in punitive damages and unspecified amounts for medical monitoring and cleanup costs. This civil action is no longer a class action as a result of rulings of the District Court decertifying the class. On June 8, 1998, a civil action, Adkins, et al. v. Divested Atomic Corporation, et al. (Case No. C2 98-595), was filed in the U.S. District Court for the Southern District of Ohio, against DAC, Goodyear and LMES on behalf of approximately 276 persons who currently reside, or in the past resided, near the DOE Plant. The plaintiffs allege, on behalf of themselves and a putative class of all persons who were residents, property owners or lessees of property subject to alleged windborne particulates and water run-off from the DOE Plant, that DAC (and, therefore, Goodyear) and LMES in their operation of the Portsmouth DOE Plant (i) negligently contaminated, and are strictly liable for contaminating, the plaintiffs and their property with allegedly toxic substances, (ii) have in the past maintained, and are continuing to maintain, a private nuisance, (iii) have committed, and continue to commit, trespass, and (iv) violated the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The plaintiffs are seeking $30 million in actual damages, $300 million in punitive damages, other unspecified legal and equitable remedies, costs, expenses and attorney’s fees. On August 23, 2007, the District Court dismissed the plaintiffs’ claims relating to exposure to radioactive materials, nuisance, trespass and recovery under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. As a result, the plaintiffs’ remaining claims are state law claims for contamination by non-radioactive hazardous materials.

Other Matters

In addition to the legal proceedings described above, various other legal actions, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various States for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding our legal proceedings, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2007.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for our common stock is the New York Stock Exchange (Stock Exchange Symbol GT).

Information relating to the high and low sale prices of shares of our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 122, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, we can incur additional indebtedness under the credit facilities following the payment, and certain financial tests are satisfied. We have not declared any cash dividends in the three most recent fiscal years. At December 31, 2007, there were 22,497 record holders of the 240,122,374 shares of our common stock then outstanding.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2007. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
10/1/07-10/31/07	13,516	$29.85	—	—
11/1/07-11/30/07	1,622	30.38	—	—
12/1/07-12/31/07	138,252	27.34	—	—
Total	153,390	$27.59	—	—

The information regarding our equity compensation plans that is required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2007(2)	2006(3)	2005(4)	2004(5)	2003(6)

Net Sales	$19,644	$18,751	$18,098	$16,885	$13,900
Income (Loss) from Continuing Operations	$139	$(373)	$124	$14	$(846)
Discontinued Operations	463	43	115	101	39

Income (Loss) before Cumulative Effect of Accounting Change	602	(330)	239	115	(807)
Cumulative Effect of Accounting Change	—	—	(11)	—	—

Net Income (Loss)	$602	$(330)	$228	$115	$(807)

Net Income (Loss) Per Share — Basic:
Income (Loss) from Continuing Operations	$0.70	$(2.11)	$0.70	$0.08	$(4.83)
Discontinued Operations	2.30	0.25	0.66	0.57	0.22

Income (Loss) before Cumulative Effect of Accounting Change	3.00	(1.86)	1.36	0.65	(4.61)
Cumulative Effect of Accounting Change	—	—	(0.06)	—	—

Net Income (Loss) Per Share — Basic	$3.00	$(1.86)	$1.30	$0.65	$(4.61)

Net Income (Loss) Per Share — Diluted:
Income (Loss) from Continuing Operations	$0.65	$(2.11)	$0.66	$0.08	$(4.83)
Discontinued Operations	2.00	0.25	0.55	0.57	0.22

Income (Loss) before Cumulative Effect of Accounting Change	2.65	(1.86)	1.21	0.65	(4.61)
Cumulative Effect of Accounting Change	—	—	(0.05)	—	—

Net Income (Loss) Per Share — Diluted	$2.65	$(1.86)	$1.16	$0.65	$(4.61)

Total Assets	$17,191	$17,029	$15,598	$16,082	$14,283
Long Term Debt and Capital Leases due Within One Year	171	405	448	1,010	113
Long Term Debt and Capital Leases	4,329	6,562	4,741	4,442	4,825
Shareholders’ Equity (Deficit)	2,850	(758)	73	74	(33)
Dividends Per Share	—	—	—	—	—

(1)	Refer to “Principles of Consolidation” and “Recently Issued Accounting Standards” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)	Net income in 2007 included a net after-tax gain of $508 million, or $2.19 per share — diluted, related to the sale of our Engineered Products business. Net income in 2007 also included net after-tax charges of $332 million, or $1.43 per share — diluted, due to curtailment and settlement charges related to our pension plans; asset sales, including the assets of North American Tire’s tire and wheel assembly operation; costs related to the redemption and conversion of long-term debt; write-offs of deferred debt issuance costs associated with refinancing, redemption and conversion activities; rationalization charges, including accelerated depreciation and asset write-offs; and the impact of the USW strike. Of these amounts, discontinued operations in 2007 included net after-tax charges of $90 million, or $0.39 per share — diluted, due to curtailment and settlement charges related to pension plans, rationalization charges, and costs associated with the USW strike.

(3)	Net loss in 2006 included net after-tax charges of $804 million, or $4.54 per share — diluted, due to the impact of the USW strike, rationalization charges, accelerated depreciation and asset write-offs, and general and product liability — discontinued products. Net loss in 2006 included net after-tax benefits of $283 million, or

$1.60 per share — diluted, from certain tax adjustments, settlements with raw material suppliers, asset sales and increased estimated useful lives of our tire mold equipment. Of these amounts, discontinued operations in 2006 included net after-tax charges of $56 million, or $0.32 per share — diluted due to the impact of the USW strike, rationalization charges, accelerated depreciation and asset write-offs, and net after-tax benefits of $16 million, or $0.09 per share — diluted, from settlements with raw material suppliers.

(4)	Net income in 2005 included net after-tax charges of $68 million, or $0.33 per share-diluted, due to reductions in production resulting from the impact of hurricanes, fire loss recovery, favorable settlements with certain chemical suppliers, rationalizations, receipt of insurance proceeds for an environmental insurance settlement, general and product liability-discontinued products, asset sales, write-off of debt fees, the cumulative effect of adopting FIN 47, and the impact of certain tax adjustments. Of these amounts, discontinued operations in 2005 included after-tax charges of $4 million, or $0.02 per share — diluted, for rationalizations.

(5)	Net sales in 2004 increased $1 billion resulting from the consolidation of two businesses in accordance with FIN 46R. Net income in 2004 included net after-tax charges of $154 million, or $0.87 per share-diluted, for rationalizations and related accelerated depreciation, general and product liability-discontinued products, insurance fire loss deductibles, external professional fees associated with an accounting investigation and asset sales. Net income in 2004 also included net after-tax benefits of $239 million, or $1.34 per share-diluted, from an environmental insurance settlement, net favorable tax adjustments and a favorable lawsuit settlement. Of these amounts, discontinued operations in 2004 included net after-tax charges of $28 million, or $0.16 per share — diluted, for rationalizations and related accelerated depreciation, and after-tax gains of $4 million, or $0.02 per share — diluted, from asset sales and a favorable lawsuit settlement.

(6)	Net loss in 2003 included net after-tax charges of $516 million, or $2.93 per share-diluted, for rationalizations, general and product liability-discontinued products, accelerated depreciation and asset write-offs, net favorable tax adjustments, and an unfavorable settlement of a lawsuit. In addition, we recorded account reconciliation adjustments related to Engineered Products in the restatements totaling $19 million or $0.11 per share in 2003. Of these amounts, discontinued operations in 2003 included net after-tax charges of $29 million, or $0.17 per share — diluted, for rationalizations, favorable tax adjustments and asset sales. In addition, discontinued operations included charges for account reconciliation adjustments in the restatements totaling $19 million or $0.11 per share in 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 64 manufacturing facilities in 25 countries, including the United States. In 2007, we operated our business through five operating segments representing our regional tire businesses: North American Tire; European Union Tire; Eastern Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire. As a result of our sale of substantially all of our Engineered Products business, we have reported the results of that segment as discontinued operations. Unless otherwise indicated, all disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

We have been implementing strategies to drive top-line growth, reduce costs, improve our capital structure and focus on core businesses where we can achieve profitable growth. During 2007, we continued to make progress in implementing these strategies through the following accomplishments:

•	Our recovery from the fourth quarter 2006 USW strike was faster and less costly than anticipated,

•	We continued to make progress on our four-point cost savings plan,

•	We have taken significant steps in the VEBA approval process,

•	We announced significant changes to our U.S.-based retail and salaried employees pension and retiree benefit plans, and

•	We completed our Capital Structure Improvement Plan.

Consolidated Results of Operations

For the year ended December 31, 2007, we had net income of $602 million compared to a net loss of $330 million in 2006. We recorded income from continuing operations in 2007 of $139 million, compared to a loss from continuing operations of $373 million in 2006. In addition, our total segment operating income for 2007 was $1,230 million compared to $712 million in 2006. See “Result of Operations — Segment Information” for additional information. Operating income improved in 2007 by approximately $279 million as a result of returning to normal sales and production levels following the USW strike, which negatively impacted the fourth quarter of 2006 and part of the first quarter of 2007. The impact of the strike in 2007 was less than originally anticipated primarily due to North American Tire’s ability to ramp-up production faster than expected and to emphasize production of higher margin replacement tires.

Our 2007 results were impacted favorably by price and product mix improvements and favorable foreign currency translation, partially offset by decreased volumes, primarily due to the USW strike and our decision to exit certain segments of the private label tire business, higher raw material costs, and increased selling, administrative and general expense.

Four-Point Cost Savings Plan

We have announced a four-point cost savings plan which includes continuous improvement programs, reducing high-cost manufacturing capacity, leveraging our global position by increasing low-cost country sourcing, and reducing selling, administrative and general expense. We expect to achieve between $1.8 billion and $2 billion of aggregate gross cost savings from 2006 through 2009. The expected cost reductions consist of:

•	from $1.25 billion to $1.4 billion of estimated savings related to continuous improvement initiatives, including safety programs, business process improvements, such as six sigma and lean manufacturing, and product reformulations, and ongoing savings that we expect to achieve from our master labor agreement with the USW (through December 31, 2007, we estimate we have achieved over $700 million in savings under these initiatives);

•	over $150 million of estimated savings from the reduction of high-cost manufacturing capacity by over 25 million units (we estimate that announced reductions to date will result in approximately $135 million of savings when complete);

•	between $200 million to $300 million of estimated savings related to our sourcing strategy of increasing our procurement of tires, raw materials, capital equipment and indirect materials from low-cost countries (through December 31, 2007, we estimate we have achieved nearly $100 million in savings under this strategy);

•	from $200 million to $250 million of estimated savings from reductions in selling, administrative and general expense related to initiatives including benefit plan changes, back-office and warehouse consolidations and headcount reductions (through December 31, 2007, we estimate we have achieved more than $175 million in savings under these efforts).

Execution of our four-point cost savings plan and realization of the projected savings is critical to our success.

Voluntary Employees’ Beneficiary Association

During the fourth quarter of 2007, the U.S. District Court for the Northern District of Ohio preliminarily approved the settlement agreement filed by the USW, the retiree class representatives and Goodyear that would result in the establishment of the VEBA and set the date for a hearing regarding the settlement agreement. Following that hearing, the District Court will determine whether to grant final approval of the settlement agreement. The savings we expect to achieve from the VEBA are included in our anticipated continuous improvement savings described above under “Four-Point Cost Savings Plan.”

Pension and Benefit Plan Changes

In February 2007, we announced various changes to our U.S.-based retail and salaried employee pension and retiree benefit plans. These changes will be phased in over a two-year period, with most benefit plan changes effective in 2008 and the most significant pension plan changes effective in 2009. As a result of the changes, we achieved after-tax savings of $91 million in 2007, and expect to achieve after-tax savings of $100 million to $110 million in 2008, and $80 million to $90 million in 2009 and beyond. The ongoing savings are included in our targeted savings from continuous improvement initiatives and reductions in selling, administrative and general expense described above under “Four-Point Cost Savings Plan.” We recorded a curtailment charge of $64 million related to these actions in the first quarter of 2007.

Capital Structure Improvement Plan

In April 2007, we completed a refinancing of three of our primary credit facilities, which extended maturities, reduced applicable interest rates and provides us with a more flexible covenant package.

In May 2007, we completed a public equity offering of 26.1 million shares of common stock at a price of $33.00 per share, raising $862 million before offering costs. We used a portion of the $833 million net proceeds from the equity offering to exercise our rights to redeem $175 million of our $500 million 8.625% senior notes due 2011 and $140 million of our $400 million 9% senior notes due in 2015.

In July 2007, we completed the sale of our Engineered Products business for $1.475 billion, which marked the completion of our Capital Structure Improvement Plan that we began in 2003. We recognized an after-tax gain on the sale of our Engineered Products business of $508 million, or $2.19 per share, which is reported in discontinued operations.

In addition, during the third quarter of 2007, we repaid our $300 million third lien secured term loan due 2011. During the fourth quarter of 2007, we completed an offer to exchange our outstanding 4% convertible senior notes due 2034 for a cash payment and shares of our common stock. The exchange offer resulted in the issuance of 28.7 million shares of common stock, a total cash payment, including accrued and unpaid interest, of $23 million, and a reduction of debt of $346 million. On February 1, 2008, we issued notices of redemption to the holders of our $650 million senior secured notes due 2011. That redemption will occur on March 3, 2008.

New Products

At our North American dealer conference in early February 2008 we continued our transformation to a market-driven, consumer-focused company with the introduction of the Goodyear Assurance and the Eagle GT tires. The Assurance is a mid-tier passenger tire and joins the brand’s two premium offerings in that segment: Assurance ComforTred and Assurance TripleTred. It is targeted at the everyday consumer and designed to deliver enhanced traction and responsive handling. The new Eagle GT is positioned within the Goodyear Eagle Performance Tire family as a mid-tier entry, complementing the brand’s three premium ultra-high performance offerings, including the Eagle F1 GS-D3, the Eagle F1 All-Season, and the Eagle F1 Asymmetric. We expect to introduce additional new tires in key market segments in 2008.

Industry Volume Estimates

Our 2008 industry volume estimates for our two largest regions are as follows: In North America we estimate consumer OE volume will be down 2% to 4%, and commercial OE volume will be up 20% to 30% reflecting a recovery in demand following weak 2007 industry volumes which were driven by regulations regarding new commercial vehicle emission standards. North American consumer and commercial replacement volumes are both expected to be flat to up 2%. In Europe, consumer OE volume is expected to be up 2% to 4%, and commercial OE volume is expected to be up 5% to 10%. We expect consumer replacement volume to be flat to up 1% and commercial replacement volume to be up 1% to 2%.

Our results of operations, financial position and liquidity could be adversely affected in future periods by loss of market share or lower demand in the replacement market or the OE industry, which would result in lower levels of plant utilization and an increase in unit costs. Also, we could experience higher raw material and energy costs in future periods. These costs, if incurred, may not be recoverable due to pricing pressures present in today’s highly competitive market and we may not be able to continue improving our product mix. Our future results of operations are also dependent on our ability to successfully implement our cost reduction programs and address increasing competition from low-cost manufacturers. We are unable to predict future currency fluctuations. Sales and earnings in future periods would be unfavorably impacted if the U.S. dollar strengthens against various foreign currencies, or if economic conditions deteriorate in the economies in which we operate. Continued volatile economic conditions or changes in government policies in emerging markets could adversely affect sales and earnings in future periods. For additional factors that may impact our business and results of operations please see “Risk Factors” at page 13.

RESULTS OF OPERATIONS — CONSOLIDATED

(All per share amounts are diluted)

2007 Compared to 2006

For the year ended December 31, 2007, we had net income of $602 million, or $2.65 per share, compared to a net loss of $330 million, or $1.86 per share, in the comparable period of 2006. Income from continuing operations in 2007 was $139 million, or $0.65 per share, compared to a loss from continuing operations of $373 million, or $2.11 per share, in 2006.

Net Sales

Net sales in 2007 were $19.6 billion, increasing $893 million, or 5% compared to 2006. Net sales in 2007 were impacted favorably by price and product mix of $880 million and favorable currency translation of $833 million, primarily in European Union Tire. These increases were partially offset by decreased volume of $784 million, net of $216 million of higher sales volume in 2007 compared to 2006 as a result of the USW strike. The decrease in volume is primarily attributable to North American Tire, due to our June 2006 decision to exit the certain segments of the private label tire business, in addition to lower sales from other tire related businesses of $32 million.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2007	2006	% Change

Replacement Units
North American Tire (U.S. and Canada)	55.7	61.6	(9.6)%
International	86.2	90.4	(4.7)%

Total	141.9	152.0	(6.7)%

OE Units
North American Tire (U.S. and Canada)	25.6	29.3	(12.6)%
International	34.2	33.7	1.3%

Total	59.8	63.0	(5.1)%

Goodyear worldwide tire units	201.7	215.0	(6.2)%

The decrease in worldwide tire unit sales of 13.3 million units, or 6.2% compared to 2006 is primarily driven by a decrease of 10.1 million units, or 6.7%, in replacement units, primarily in North American Tire and European Union Tire. North American Tire consumer replacement volume decreased 6.0 million units, or 10.3% due to a strategic share reduction in the lower value segment following our decision to exit certain segments of the private label tire business, partially offset by increased share of our higher value branded products. European Union Tire consumer replacement volume decreased 4.4 million units, or 9.9% compared to 2006, which was primarily market and strategy driven. The decrease in replacement volume was partially offset by an increase in Eastern Europe Tire replacement volume of 0.8 million units or 4.5%. OE units sales in 2007 decreased by 3.2 million units, or 5.1%, due primarily to decreases in North American Tire, driven by lower vehicle production, and Eastern Europe Tire, due to the exit of non-profitable business. This decrease in OE unit sales was partially offset by increases in Latin America Tire and European Union Tire.

Cost of Goods Sold

Cost of goods sold (“CGS”) was $15.9 billion in 2007, an increase of $184 million, or 1% compared to the 2006 period. CGS decreased to 81.0% of sales in 2007 compared to 83.9% in 2006. CGS increased in 2007 due to higher foreign currency translation of $606 million, product mix-related cost increases of $241 million, primarily related to North America Tire and European Union Tire, higher raw material costs of $195 million, and increased conversion costs of $94 million. Also increasing CGS were increased research and development expenses of $30 million, a curtailment charge of $27 million related to the benefit plan changes announced in the first quarter of 2007, and increased costs of approximately $25 million related to production inefficiencies and a strike in South Africa. Partially offsetting these increases was lower volume of $883 million, primarily related to North American Tire, higher savings from restructuring plans of $49 million, lower accelerated depreciation of $46 million, and decreased costs related to other tire related businesses of $39 million. 2006 was also affected by a pension plan curtailment gain of $13 million and $29 million related to favorable settlements with certain raw material suppliers. In addition, the net impact of the USW strike increased volume and product mix by approximately $125 million, and decreased conversion costs and costs related to other tire-related businesses by approximately $180 million in 2007 compared to 2006.

Selling, Administrative and General Expense

Selling, administrative and general expense (“SAG”) was $2.8 billion in 2007, an increase of $216 million or 8%. SAG in 2007 was 14.1% of sales, compared to 13.6% in 2006. The increase was driven primarily by unfavorable foreign currency translation of $111 million, a curtailment charge of $37 million related to the benefit plan changes announced in the first quarter of 2007, and higher incentive stock compensation expense of $33 million. Also unfavorably impacting SAG were higher advertising expenses of $24 million, primarily in the North American and Asia Pacific Tire Segments, increased general and product liability expenses of $14 million, increased consulting and contract labor expenses of $9 million, and higher bad debt expenses of approximately $6 million, primarily in

European Union Tire. These increases were partially offset by decreases in employee benefit costs of $26 million, primarily related to North American Tire, and higher savings from restructuring plans of $16 million.

Interest Expense

Interest expense was $450 million, an increase of $3 million during 2007 as compared to 2006. Interest expense in 2007 was adversely impacted by higher debt levels incurred during the USW strike, but was favorably affected by a reduction in outstanding debt following the end of the strike and the early retirement of various debt obligations during 2007. Interest expense in 2008 is expected to decline relative to 2007 due primarily to lower average debt levels.

Other (Income) and Expense

Other (income) and expense was $1 million of income in 2007, a decrease of $86 million compared to $87 million of income in 2006. The decrease was primarily due to higher financing fees of $66 million primarily relating to our redemption of $315 million of long term debt, our exchange offer for our outstanding 4% convertible senior notes and our refinancing activities in April 2007. In addition, we incurred higher losses of $33 million on foreign currency exchange in 2007 primarily as a result of the weakening U.S. dollar versus the euro, Chilean peso and Brazilian real. Other income was also unfavorably impacted by lower net gains on asset sales of approximately $25 million in 2007 compared to 2006 primarily as a result of a loss of $36 million ($35 million net of minority interest) on the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation in the fourth quarter of 2007. In 2007 there was a fire in our Thailand facility, which resulted in a loss of $12 million, net of insurance proceeds. The decrease in other income was partially offset by an increase in interest income of approximately $42 million due primarily to higher cash balances in 2007. In addition, other income was favorably impacted by a decrease of approximately $11 million in expenses related to general and product liabilities, including asbestos and Entran II claims.

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other (Income) and Expense.

Income Taxes

For 2007, we recorded tax expense of $255 million on income from continuing operations before income taxes and minority interest of $464 million. For 2006, we recorded tax expense of $60 million on a loss from continuing operations before income taxes and minority interest of $202 million.

The difference between our effective tax rate and the U.S. statutory rate was primarily due to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the adjustments discussed below.

Income tax expense in 2007 includes a net tax benefit totaling $6 million, which consists of a tax benefit of $11 million ($0.04 per share) related to prior periods offset by a $5 million charge primarily related to recently enacted tax law changes. The out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected. Income tax expense in 2006 included net favorable tax adjustments totaling $163 million. The adjustments for 2006 related primarily to the resolution of an uncertain tax position regarding a reorganization of certain legal entities in 2001, which was partially offset by a charge of $47 million to establish a foreign valuation allowance, attributable to a rationalization plan.

Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $70 million ($60 million net of minority interest).

For further information, refer to the Note to the Consolidated Financial Statements No. 14, Income Taxes.

Rationalizations

To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. We recorded net rationalization costs of $49 million in 2007 and $311 million in 2006.

2007

Rationalization actions in 2007 consisted primarily of a decision to reduce tire production at two facilities in Amiens, France in our European Union Tire Segment. These actions are expected to be implemented in the second half of 2008 and will involve a reduction of up to 500 associates and the reduction of certain high-cost production. Other rationalization actions in 2007 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in several segments.

During 2007, net rationalization charges of $49 million ($41 million after-tax or $0.17 per share) were recorded. New charges of $63 million were comprised of $28 million for plans initiated in 2007, primarily related to associate severance costs, and $35 million for plans initiated in 2006, consisting of $9 million for associate severance costs and $26 million for other exit and non-cancelable lease costs. The net charges in 2007 also included the reversal of $14 million of charges for actions no longer needed for their originally intended purposes. Approximately 600 associates will be released under programs initiated in 2007, of which approximately 100 were released by December 31, 2007.

In 2007, $45 million was incurred for associate severance payments, and $39 million was incurred for non-cancelable lease and other exit costs.

In addition to the above charges, accelerated depreciation charges of $37 million were recorded in CGS in 2007, primarily for fixed assets taken out of service in connection with the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities in our North American Tire Segment.

General

Upon completion of the 2007 plans, we estimate that annual operating costs will be reduced by approximately $28 million ($22 million CGS and $6 million SAG). The savings realized in 2007 for the 2007 plans totaled approximately $7 million ($4 million CGS and $3 million SAG). In addition, savings realized in 2007 for the 2006 plans totaled approximately $122 million ($80 million CGS and $42 million SAG) compared to our estimate of $205 million. 2007 savings related to 2006 rationalization activities is less than the prior year estimate primarily due to the Tyler plant closure not occurring in 2007 as planned, the discontinuation of tire production at Valleyfield not realizing a full year of savings, and plan changes and implementation delays.

For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.

2006

Rationalization actions in 2006 consisted of plant closures in the European Union Tire Segment of a passenger tire manufacturing facility in Washington, United Kingdom, and in the Asia Pacific Tire Segment of the Upper Hutt, New Zealand passenger tire manufacturing facility. Charges were also incurred for a plan in North American Tire to cease tire manufacturing at our Tyler, Texas facility, which was substantially complete in December 2007, and a plan in Eastern Europe Tire to close our tire manufacturing facility in Casablanca, Morocco, which was completed in the first quarter of 2007. Charges were also recorded for a partial plant closure in the North American Tire Segment involving a plan to discontinue tire production at our Valleyfield, Quebec facility, which was completed by the second quarter of 2007. In conjunction with these charges we also recorded a $47 million tax valuation allowance. Other plans in 2006 included an action in the Eastern Europe Tire Segment to exit the bicycle tire and tube production line in Debica, Poland, retail store closures in the European Union Tire and Eastern Europe Tire Segments as well as plans in most segments to reduce selling, administrative and general expenses through headcount reductions, all of which were substantially completed.

For 2006, $311 million ($328 million after-tax or $1.85 per share) of net charges were recorded. New charges of $322 million are comprised of $315 million for plans initiated in 2006 and $7 million for plans initiated in 2005 for associate-related costs. The $315 million of charges for 2006 plans consisted of $286 million of associate-related costs, of which $159 million related to associate severance costs and $127 million related to non-cash pension and postretirement benefit costs, and $29 million of non-cancelable lease costs. The net charges in 2006 also included reversals of $11 million for actions no longer needed for their originally intended purposes. Approximately 4,800 associates will be released under programs initiated in 2006, of which approximately 3,900 were released by December 31, 2007.

In 2006, $98 million was incurred for associate severance payments, $127 million for non-cash pension and postretirement termination benefit costs, and $21 million for non-cancelable lease and other exit costs.

In addition to the above charges, accelerated depreciation charges of $81 million and asset impairment charges of $2 million were recorded in CGS related to fixed assets that will be taken out of service primarily in connection with the Washington, Casablanca, Upper Hutt, and Tyler plant closures. We also recorded charges of $2 million of accelerated depreciation and $3 million of asset impairment in SAG.

Discontinued Operations

Discontinued operations had income of $463 million, or $2.00 per share, in 2007 compared to income of $43 million, or $0.25 per share, in 2006, representing an increase of $420 million. The increase in 2007 is primarily due to a gain of $508 million on the sale of our Engineered Products business. For further information, refer to the Note to the Consolidated Financial Statements No. 17, Discontinued Operations.

2006 Compared to 2005

For the year ended December 31, 2006, we had a net loss of $330 million, or $1.86 per share, compared to net income of $228 million, or $1.16 per share, in the comparable period of 2005. Loss from continuing operations in 2006 was $373 million, or $2.11 per share, compared to income from continuing operations of $124 million, or $0.66 per share, in 2005. Net income in 2005 included a net loss from the cumulative effect of an accounting change totaling $11 million, or $0.05 per share.

Net Sales

Net sales in 2006 were $18.8 billion, increasing $653 million, or 4% compared to 2005. Net sales in 2006 for our tire segments were impacted favorably by price and product mix by approximately $1,067 million, increased sales from our other tire related businesses of $407 million, primarily in North American Tire, and favorable currency translation of $200 million, primarily in European Union Tire. Partially offsetting these were lower volume of $405 million, primarily in North American Tire, $318 million of lower sales as a result of the USW strike, and $265 million of sales related to 2005 North American Tire divestitures.

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

Worldwide replacement unit sales in 2006 decreased from 2005 due primarily to an overall decline in the consumer replacement market as well as a strategic share reduction in the lower value segment in North American Tire. OE unit sales in 2006 decreased from 2005 due primarily to North American Tire, driven by lower vehicle production, and European Union Tire due to our selective fitment strategy and a weak OE consumer market, offset by increased unit sales in Latin American Tire due to increased market share. The USW strike also decreased units by 2.8 million.

Cost of Goods Sold

CGS was $15.7 billion in 2006, an increase of $1.2 billion, or 8% compared to the 2005 period. CGS increased to 83.9% of sales in 2006 compared to 80.3% in 2005. CGS for our tire segments in 2006 increased due to higher raw material costs of $829 million, and $369 million of increased costs related to other tire related businesses. Product mix-related manufacturing cost increases of $321 million, primarily related to North American Tire and European Union Tire, $212 million of higher conversion costs mainly in North American Tire, and foreign currency translation of $115 million, primarily related to European Union Tire also increased CGS. Also increasing CGS was $83 million of accelerated depreciation and asset impairment charges, primarily related to the closure of the Washington, United Kingdom; Upper Hutt, New Zealand; and Casablanca, Morocco facilities and the elimination of tire production at our Tyler, Texas facility. Partially offsetting these increases were lower volume of $360 million, primarily related to North American Tire, divestitures in 2005 of $227 million, lower depreciation expense of $31 million as a result of the increased estimated useful lives of our tire mold equipment, and $29 million as a result of a favorable settlement with a raw material supplier. Also reducing CGS was savings from rationalization plans of $21 million and a pension plan curtailment gain in Brazil of $13 million. The USW strike decreased volume and product mix by $229 million, and increased conversion costs and costs related to other tire related businesses by $222 million. Also included in 2005 costs were $21 million of hurricane related expenses.

Selling, Administrative and General Expense

SAG was $2.5 billion in 2006, a decrease of $88 million or 3%. SAG in 2006 was 13.6% of sales, compared to 14.6% in 2005. The decrease in our tire segments was driven primarily by lower advertising expenses of $49 million, primarily in the European Union and North American Tire Segments, savings from rationalization programs of $22 million, and lower wage and benefit expenses of $30 million, partially offset by stock-based compensation expense of $26 million. Also 2005 included approximately $10 million of costs related to hurricanes. These decreases were partially offset by unfavorable currency translation of $22 million, higher general and product liability expenses of $15 million, primarily in North American Tire, and $5 million of accelerated depreciation and asset impairment charges primarily related to a plant closure in Morocco. Also increasing SAG was approximately $2 million related to the impact of the USW strike.

Interest Expense

Interest expense was $447 million, an increase of $39 million during 2006 as compared to 2005. The increase was primarily due to an increase in 2006 average debt levels due to financing arrangements entered into partly as a result of the USW strike.

Other (Income) and Expense

Other (income) and expense was $87 million of income in 2006, an increase of $149 million compared to $62 million of expense in 2005. The increase in income was primarily due to lower amortization of commitment fees and other debt related costs of $69 million, and increased interest income of $28 million from short term investments of the additional cash balances resulting from increased borrowings. In 2006 there were gains of $21 million and $9 million, respectively, from the sale of a capital lease in the European Union and the Fabric business, compared to a net loss of $49 million in 2005 from the sale of the Farm Tire and Wingtack businesses. 2006 also included the reversal of a liability of $13 million in Brazil subsequent to a favorable court ruling. These gains were partially offset by approximately $17 million in additional expenses related to general and product liabilities, primarily related to asbestos claims, and a decline of $42 million in net insurance settlement gains.

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other (Income) and Expense.

Income Taxes

For 2006, we recorded tax expense of $60 million on a loss from continuing operations before income taxes and minority interest of $202 million. For 2005, we recorded tax expense of $233 million on income from continuing operations before income taxes and minority interest in net income of subsidiaries of $452 million.

The difference between our effective tax rate and the U.S. statutory rate was primarily due to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the net favorable adjustments discussed below.

Income tax expense in 2006 and 2005 includes net favorable tax adjustments totaling $163 million and $25 million, respectively. The adjustments for 2006 related primarily to the resolution of an uncertain tax position regarding a reorganization of certain legal entities in 2001, which was partially offset by a charge of $47 million to establish a foreign valuation allowance, attributable to a rationalization plan. The favorable adjustment for 2005 related primarily to the release of certain foreign valuation allowances.

For further information, refer to the Note to the Consolidated Financial Statements No. 14, Income Taxes.

Rationalizations

To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess and high-cost manufacturing capacity and to reduce associate headcount. We recorded net rationalization costs of $311 million in 2006 and $7 million in 2005.

2006

Rationalization actions in 2006 consisted of plant closures in the European Union Tire Segment of a passenger tire manufacturing facility in Washington, United Kingdom, and in the Asia Pacific Tire Segment of the Upper Hutt, New Zealand passenger tire manufacturing facility. Charges were also incurred for a plan in North American Tire to cease tire manufacturing at our Tyler, Texas facility, which was substantially complete in December 2007, and a plan in Eastern Europe Tire to close our tire manufacturing facility in Casablanca, Morocco, which was completed in the first quarter of 2007. Charges were also recorded for a partial plant closure in the North American Tire Segment involving a plan to discontinue tire production at our Valleyfield, Quebec facility, which was completed by the second quarter of 2007. In conjunction with these charges we also recorded a $47 million tax valuation allowance. Other plans in 2006 included an action in the Eastern Europe Tire Segment to exit the bicycle tire and tube production line in Debica, Poland, retail store closures in the European Union Tire and Eastern Europe Tire Segments as well as plans in most segments to reduce selling, administrative and general expenses through headcount reductions, all of which were substantially completed.

For 2006, $311 million ($328 million after-tax or $1.85 per share) of net charges were recorded. New charges of $322 million are comprised of $315 million for plans initiated in 2006 and $7 million for plans initiated in 2005 for associate-related costs. The $315 million of charges for 2006 plans consisted of $286 million of associate-related costs, of which $159 million related to associate severance costs and $127 million related to non-cash pension and postretirement benefit costs, and $29 million of non-cancelable lease costs. The net charges in 2006 also included reversals of $11 million for actions no longer needed for their originally intended purposes. Approximately 4,800 associates will be released under programs initiated in 2006, of which approximately 3,900 were released by December 31, 2007.

In 2006, $98 million was incurred for associate severance payments, $127 million for non-cash pension and postretirement termination benefit costs, and $21 million for non-cancelable lease and other exit costs.

In addition to the above charges, accelerated depreciation charges of $81 million and asset impairment charges of $2 million were recorded in CGS related to fixed assets that will be taken out of service primarily in connection with the Washington, Casablanca, Upper Hutt, and Tyler plant closures. We also recorded charges of $2 million of accelerated depreciation and $3 million of asset impairment in SAG.

2005

Rationalization charges in 2005 consisted of manufacturing associate reductions, retail store reductions, IT associate reductions, and a sales function reorganization in European Union Tire; manufacturing and administrative associate reductions in Eastern Europe Tire; and manufacturing and corporate support group associate reductions in North American Tire, all of which were substantially completed.

For 2005, $7 million ($2 million after-tax or $0.00 per share) of net charges were recorded, which included $24 million of charges recorded in 2005, of which $22 million were for associate-related costs for new plans initiated in 2005 and $2 million for plans initiated in prior years. These charges were partially offset by $17 million of reversals for rationalization charges no longer needed for their originally-intended purposes. The reversals consisted of $10 million of associate-related costs for plans initiated in prior years, and $7 million for non-cancelable leases that were exited during the first quarter related to plans initiated in prior years. Approximately 740 associates have been released under the programs initiated in 2005 as of December 31, 2007.

In 2005, $33 million was incurred for associate severance payments, $1 million for cash pension settlement benefit costs and $7 million for non-cancelable lease costs.

Discontinued Operations

Income in 2006 decreased $72 million compared to 2005 due primarily to the negative impact of the USW strike of approximately $48 million, increased raw material costs of $40 million, and lower volume of $18 million. Partially offsetting these were favorable price and product mix of $39 million, $16 million in favorable settlements with certain raw material suppliers, $1 million in lower SAG, and lower conversion costs of approximately $4 million. In addition, currency translation of $3 million and $2 million related to a pension plan curtailment gain in Brazil, favorably impacted operating income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies what criteria must be met prior to recognizing the financial statement benefit of a position taken in a tax return and requires companies to include additional qualitative and quantitative disclosures related to such positions within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 also requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more likely than not that the position will be sustained. We adopted FIN 48 on January 1, 2007. The adoption resulted in an increase in the opening balance of retained earnings and a decrease in goodwill of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. SFAS No. 157 will also expand disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS No. 160 will have on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. On an ongoing basis, management reviews its estimates, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods. Our critical accounting policies relate to:

•	general and product liability and other litigation,

•	workers’ compensation,

•	recoverability of goodwill and other intangible assets,

•	deferred tax asset valuation allowance and uncertain income tax positions, and

•	pensions and other postretirement benefits.

General and Product Liability and Other Litigation.  General and product liability and other recorded litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos 1) in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past, or 2) in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.

We engage an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending asbestos claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries related to such claims.

A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $127 million at December 31, 2007. The portion of the liability associated with unasserted asbestos claims and related defense costs was $76 million. At December 31, 2007, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by $20 to $30 million, approximately 50% of which would be recoverable by our accessible policy limits.

We maintain primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery. This determination is based on consultation with our outside legal counsel and taking into consideration relevant factors, including ongoing legal proceedings with certain of our excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts.

Bates also assists us in valuing receivables to be recorded for probable insurance recoveries. Based upon the model employed by Bates, as of December 31, 2007, (i) we had recorded a receivable related to asbestos claims of $71 million, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits. The receivables recorded consist of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $8 million was included in Current Assets as part of Accounts receivable at December 31, 2007.

In addition to asbestos claims, we are a defendant in various lawsuits related to our Entran II rubber hose product. During 2004, we entered into a settlement agreement to address a substantial portion of our Entran II liabilities. The claims associated with the plaintiffs that opted not to participate in the settlement are evaluated in a manner consistent with our other litigation claims. We had recorded liabilities related to Entran II claims of $193 million at December 31, 2007.

Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $276 million for anticipated costs related to workers’ compensation claims at December 31, 2007. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingencies.

Recoverability of Goodwill and Other Intangible Assets.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and other intangible assets with indefinite lives are not amortized. Rather, these assets are tested for impairment annually or more frequently if an indicator of impairment is present.

SFAS No. 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. We have determined our reporting units to be consistent with our operating segments as determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our reporting units for purposes of applying the provisions of SFAS No. 142 are comprised of five strategic business units: North American Tire, European Union Tire, Eastern Europe, Middle East and Africa Tire, Latin American Tire, and Asia Pacific Tire. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. During 2007, there have been no changes to our reporting units or in the manner in which goodwill was allocated.

For purposes of our annual impairment testing, which is conducted as of July 31 each year, we determine the estimated fair values of our reporting units using a valuation methodology based on an earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple of comparable companies. The EBITDA multiple is adjusted if necessary to reflect local market conditions and recent transactions. The EBITDA of the reporting units are based on a combination of historical and forecasted results and are adjusted to exclude certain non-recurring or unusual items and corporate charges. Significant decreases in EBITDA in future periods may be an indication of a potential impairment. Additionally, valuation multiples of comparable companies would have to decline in excess of 40% to indicate a potential goodwill impairment.

Goodwill was $713 million and other intangible assets with indefinite lives were $122 million at December 31, 2007. Our annual impairment analysis for 2007 indicated no impairment of goodwill or other intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be re-performed at December 31, 2007.

Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions.  At December 31, 2007, we had a valuation allowance aggregating $2.2 billion against all of our net Federal and state and certain of our foreign net deferred tax assets.

The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS No. 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign locations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net Federal, state and certain of our foreign deferred tax assets under No. SFAS 109. We intend to maintain a valuation allowance against our net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be required. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. For additional information regarding uncertain income tax positions, refer to the Note to the Consolidated Financial Statements No. 14, Income Taxes.

Pensions and Other Postretirement Benefits.  Our recorded liabilities for pensions and other postretirement benefits are based on a number of assumptions, including:

•	life expectancies,

•	retirement rates,

•	discount rates,

•	long term rates of return on plan assets,

•	future compensation levels,

•	future health care costs, and

•	maximum company-covered benefit costs.

Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends, including an assumption about inflation. The discount rate for our U.S. plans is derived from a portfolio of corporate bonds from issuers rated AA- or higher by Standard & Poor’s as of December 31 and is reviewed annually. The total cash flows provided by the portfolio are similar to the timing of our expected benefit payment cash flows. The long term rate of return on plan assets is based on the compound annualized return of our U.S. pension fund over periods of 15 years or more, asset class return expectations and long term inflation. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.

The discount rates used in estimating the total liability for our U.S. pension and other postretirement plans were 6.25% and 6.00%, respectively, at December 31, 2007, compared to 5.75% at December 31, 2006 and 5.50% at December 31, 2005 for both our U.S. pension and other postretirement plans. The increase in the discount rate at December 31, 2007 was due primarily to higher interest rates on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $306 million in 2007, compared to $295 million in 2006 and $294 million in 2005. Interest cost included in our worldwide net periodic other postretirement benefits cost was $109 million in 2007, compared to $133 million in 2006 and $147 million in 2005. Interest cost was lower in 2007 as a result of the reduction in the postretirement liability due to plan amendments and actuarial gains. The weighted average amortization period for employees covered by our U.S. plans is approximately 20 years.

The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement obligation, shareholders’ equity, and 2008 expense to the indicated increase/decrease in key assumptions:

		+/− Change at December 31, 2007
(Dollars in millions)	Change	PBO/ABO	Equity	2008 Expense

Pensions:
Assumption:
Discount rate	+/− 0.5%	$261	$261	$15
Actual return on assets	+/− 1.0%	N/A	42	7
Estimated return on assets	+/− 1.0%	N/A	N/A	44
Other Postretirement Benefits:
Assumption:
Discount rate	+/− 0.5%	$54	$54	$2
Health care cost trends — total cost	+/− 1.0%	3	3	—

Although we experienced an increase in our U.S. discount rate at the end of 2007, a large portion of the unrecognized actuarial loss of $936 million in our U.S. pension plans as of December 31, 2007 is a result of the overall decline in U.S. discount rates over time. For purposes of determining our 2007 U.S. net periodic pension expense, our funded status was such that we recognized $56 million of the unrecognized actuarial loss in 2007. We will recognize approximately $39 million of unrecognized actuarial losses in 2008. Given no change to the assumptions at our December 31, 2007 measurement, actuarial loss recognition will remain at an amount near that to be recognized in 2008 over the next few years before it begins to gradually decline.

The actual rate of return on our U.S. pension fund was 8.1%, 14.0% and 8.5% in 2007, 2006 and 2005, respectively, as compared to the expected rate of 8.5% for all three years. We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.

The service cost of our U.S. pension plans was $84 million, $91 million, and $50 million in 2007, 2006 and 2005, respectively. The 2005 expense reflects the suspension of pension service credit agreed to in our 2003 labor contract. This suspension expired on November 1, 2005.

Although we experienced an increase in our U.S. discount rate at the end of 2007, a large portion of the unrecognized actuarial loss of $92 million in our worldwide other postretirement benefit plans as of December 31, 2007 is a result of the overall decline in U.S. discount rates over time. The unrecognized actuarial loss decreased from 2006 primarily due to the increase in the discount rate at December 31, 2007. For purposes of determining 2007 worldwide net periodic postretirement benefits cost, we recognized $8 million of the unrecognized actuarial loss in 2007. We will recognize approximately $7 million of unrecognized actuarial losses in 2008. If our future experience is consistent with our assumptions as of December 31, 2007, actuarial loss recognition will gradually decline from the 2008 levels.

For further information on pensions and other postretirement benefits, refer to the Note to the Consolidated Financial Statements No. 13, Pension, Other Postretirement Benefit and Savings Plans.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. Our segments are managed on a regional basis.

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

Total segment operating income was $1.2 billion in 2007, $712 million in 2006 and $1.1 billion in 2005. Total segment operating margin (segment operating income divided by segment sales) in 2007 was 6.3%, compared to 3.8% in 2006 and 5.9% in 2005.

Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note to the Consolidated Financial Statements No. 16, Business Segments, for further information and for a reconciliation of total segment operating income to Income (Loss) from Continuing Operations before Income Taxes and Minority Interest.

North American Tire

	Year Ended December 31,
(In millions)	2007	2006	2005

Tire Units	81.3	90.9	101.9
Net Sales	$8,862	$9,089	$9,091
Operating (Loss) Income	139	(233)	167
Operating Margin	1.6%	(2.6)%	1.8%

2007 Compared to 2006

North American Tire unit sales in 2007 decreased 9.6 million units or 10.5% from 2006. The decrease was primarily due to a decline in replacement unit sales of 5.9 million units or 9.6% due to a strategic share reduction in the lower value segment, following our decision to exit certain segments of the private label tire business, partially offset by increased share of our higher value branded products. In addition, OE volume in 2007 decreased 3.7 million units or 12.6% in our consumer and commercial businesses as a result of lower vehicle production.

Net sales in 2007 decreased $227 million or 2.5% from 2006. The decrease was driven by a decline in volume of $739 million primarily due to exiting certain segments of the private label tire business in addition to decreased OE volume in our consumer and commercial businesses as a result of lower vehicle production. Sales in other tire related businesses also decreased approximately $66 million. Partially offsetting these were favorable price and product mix of $338 and favorable foreign currency translation of $24 million. In addition, net sales in 2007 were $216 million higher compared to 2006 as a result of the USW strike.

Operating income in 2007 was $139 million compared to an operating loss in 2006 of $233 million, an increase of $372 million. Operating income improved in 2007 by approximately $279 million as a result of returning to normal sales and production levels following the USW strike, which negatively impacted the fourth quarter of 2006 and part of the first quarter of 2007. Operating income in 2007 was also favorably impacted by price and product mix of $235 million, increased operating income in other tire related businesses of $27 million, and lower conversion costs of $19 million. Conversion costs were driven by lower employee benefit expenses partially offset by unabsorbed fixed costs due to lower production volume, training of new workers and plant changeovers. This performance was partially offset by increased raw material costs of $97 million, decreased sales volume of $65 million, and higher SAG costs of approximately $11 million. Also, included in 2006 was $21 million of favorable settlements with certain raw material suppliers.

Operating income in 2007 did not include $35 million of accelerated depreciation primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities. Operating income in 2006 did not include $14 million of accelerated depreciation primarily related to the elimination of tire production at our Tyler, Texas facility. Operating income also did not include net rationalization charges (credits) totaling $11 million in 2007 and $187 million in 2006 and (gains) losses on asset sales of $17 million in 2007 and $(11) million in 2006.

2006 Compared to 2005

North American Tire unit sales in 2006 decreased 11.0 million units or 10.8% from 2005. The decrease was primarily due to a decline in replacement unit sales of 9.6 million units or 13.4% due to an overall market decline in the consumer replacement market as well as further strategic share reduction in the lower value segment, following our decision to exit the wholesale private label tire business, partially offset by increased share of our higher value branded products. Also, OE volume in 2006 decreased 1.4 million units or 4.8% from 2005 driven by lower vehicle production. Included in the volume decrease was 1.1 million units due to the Farm Tire divestiture and approximately 2.8 million units as a result of the USW strike.

Net sales in 2006 decreased $2 million from 2005. Net sales in 2006 decreased $386 million due primarily to lower volume from the weak consumer replacement market and exiting the wholesale private label tire business, approximately $318 million due to the unfavorable impact of the USW strike and approximately $265 million from divestitures in 2005. Partially offsetting these were favorable price and mix of $543 million due to price increases to offset higher raw material costs and improved mix resulting from our strategy to focus on the higher value consumer replacement market and greater selectivity in the consumer OE market. Also, positively impacting sales in the period was growth in other tire related businesses of $393 million, as well as currency translation of approximately $31 million.

Operating loss in 2006 was $233 million compared to operating income in 2005 of $167 million, a decrease of $400 million. Operating income was unfavorably impacted by increased raw material costs of $373 million, increased costs of $313 million as a result of the USW strike, increased conversion costs of $135 million, primarily driven by lower volume and higher energy costs, lower volume of $45 million and approximately $34 million of income related to divested businesses. Partially offsetting these were favorable price and product mix of

$367 million, and lower SAG costs of $55 million, which includes lower wages and benefits of $20 million, approximately $17 million of lower advertising expenses, and $9 million of savings from rationalization plans, partially offset by $15 million in increased general and product liability expenses. In addition, $21 million of favorable settlements with certain raw material suppliers, increased operating income in chemical and other tire related businesses of $22 million, and approximately $15 million of lower depreciation expense as a result of the increased estimated useful lives of our tire mold equipment favorably impacted operating income. In 2005, approximately $25 million of costs were incurred associated with the hurricanes.

Operating income in 2006 did not include $14 million of accelerated depreciation primarily related to the elimination of tire production at our Tyler, Texas facility. Operating income also did not include net rationalization charges (credits) totaling $187 million in 2006 and $(8) million in 2005 and (gains) losses on asset sales of $(11) million in 2006 and $43 million in 2005.

European Union Tire

	Year Ended December 31,
(In millions)	2007	2006	2005

Tire Units	59.4	63.5	64.3
Net Sales	$5,393	$4,990	$4,676
Operating Income	302	286	317
Operating Margin	5.6%	5.7%	6.8%

2007 Compared to 2006

European Union Tire Segment unit sales in 2007 decreased 4.1 million units or 6.5% from 2006. Replacement volume decreased 4.4 million units or 9.6%, mainly in consumer replacement which was primarily market and strategy driven, while OE volume increased 0.3 million units or 1.6%.

Net sales in 2007 increased $403 million or 8.1% from 2006. Favorably impacting sales was foreign currency translation of $449 million, and improved price and product mix of $287 million. Lower volume of $288 million and lower sales in the other tire related businesses of approximately $50 million unfavorably impacted net sales.

Operating income in 2007 increased $16 million or 5.6% compared to 2006 due to improvement in price and mix of $175 million and favorable foreign currency translation of $26 million. These were offset in part by lower volume of $61 million, higher raw material costs of $51 million, and lower operating income from other tire related businesses of $24 million. In addition, increased research and development expenses of $22 million, and increased conversion costs of $18 million also had an unfavorable impact on operating income in 2007. Operating income in 2006 also included $6 million in favorable settlements with certain raw material suppliers.

Operating income in 2007 and 2006 did not include $2 million and $50 million, respectively, of accelerated depreciation primarily related to the closure of the Washington, UK facility. Operating income also did not include net rationalization charges totaling $24 million in 2007 and $64 million in 2006 and gains on asset sales of $20 million in 2007 and $27 million in 2006.

European Union Tire’s results are highly dependent upon Germany, which accounted for approximately 44% and 43% of European Union Tire’s net sales in 2007 and 2006, respectively. Accordingly, results of operations in Germany will have a significant impact on European Union Tire’s future performance.

2006 Compared to 2005

European Union Tire Segment unit sales in 2006 decreased 0.8 million units or 1.2% from 2005. OE volume decreased 0.8 million units or 4.1% due to a selective OE fitment strategy and a weak OE consumer market.

Net sales in 2006 increased $314 million or 6.7% from 2005. The increase was due primarily to price and product mix of $246 million, driven by price increases to offset higher raw material costs and a favorable mix in the consumer replacement and commercial markets. Also favorably impacting sales was currency translation totaling

$109 million. This improvement was partially offset by the lower volume of $48 million, primarily due to decreased consumer OE sales.

Operating income in 2006 decreased $31 million or 9.8% compared to 2005 due to higher raw material costs of $224 million, increased conversion costs of $25 million and lower volume of $12 million. Partially offsetting these were improvements in price and product mix of $136 million, driven by price increases to offset higher raw material costs and the continued shift towards high performance and ultra-high performance tires, lower SAG expenses of $69 million, primarily due to lower advertising and wages and benefits, and lower research and development of approximately $5 million. Also, lower depreciation expense of $10 million as a result of the increased estimated useful lives of our tire mold equipment, favorable settlements with certain raw material suppliers of $6 million, and favorable currency translation of $6 million favorably impacted operating income.

Operating income in 2006 did not include $50 million of accelerated depreciation primarily related to the closure of the Washington, UK facility. Operating income also did not include net rationalization charges totaling $64 million in 2006 and $8 million in 2005 and gains on asset sales of $27 million in 2006 and $5 million in 2005.

Eastern Europe, Middle East and Africa Tire

	Year Ended December 31,
(In millions)	2007	2006	2005

Tire Units	20.2	20.0	19.7
Net Sales	$1,824	$1,562	$1,437
Operating Income	280	229	198
Operating Margin	15.4%	14.7%	13.8%

2007 Compared to 2006

Eastern Europe, Middle East and Africa Tire unit sales in 2007 increased 0.2 million units or 0.8% from 2006 primarily related to increased replacement unit sales of 0.8 million or 4.5% as a result of market growth in certain countries. This increase was partially offset by a decrease in OE units sales of 0.6 million units or 16.1% due primarily to the exit of non-profitable businesses.

Net sales in 2007 increased by $262 million, or 16.8% compared to 2006 due to price increases and favorable product mix due to continued growth of high performance tires and premium brands of $112 million. Net sales were also favorably impacted by foreign currency translation of $93 million, improved sales in other tire related businesses of $48 million, and increased volume of approximately $10 million.

Operating income in 2007 increased by $51 million, or 22.3% from 2006. Operating income in 2007 was favorably impacted by price and product mix of $101 million, improvements in the other tire related businesses of $12 million, and favorable foreign currency translation of $4 million. Negatively impacting operating income were increased costs of approximately $25 million related to a strike and production inefficiencies in South Africa, higher conversion costs of $15 million, higher SAG expenses of $21 million, primarily due to higher advertising and compensation costs, and increases in warranty and research and development expenses totaling $4 million.

Operating income did not include net rationalization charges totaling $9 million in 2007 and $30 million in 2006. Operating income in 2006 also did not include accelerated depreciation charges and asset write-offs of $12 million and net gains on asset sales of $1 million.

2006 Compared to 2005

Eastern Europe, Middle East and Africa Tire unit sales in 2006 increased 0.3 million units or 1.5% from 2005 primarily related to increased replacement unit sales of 0.6 million or 3.6% primarily due to growth in certain countries. OE units sales decreased 0.3 million units or 7.1% due primarily to the exit of non-profitable businesses.

Net sales in 2006 increased by $125 million, or 8.7% compared to 2005 mainly due to price increases to recover higher raw material costs and favorable product mix due to continued growth of high performance tires and premium brands of approximately $106 million, increased volume of $19 million, mainly in Central Europe and

Russia, as well as improved other sales, mainly South African retail sales of approximately $9 million. These were offset in part by unfavorable foreign currency translation of $10 million.

Operating income in 2006 increased by $31 million, or 15.7% from 2005. Operating income in 2006 was favorably impacted by price and product mix of $73 million due to factors described above, favorable foreign currency translation of $10 million, and improved volume of approximately $6 million primarily in emerging markets. Also favorably impacting operating income was lower SAG expenses of $10 million due to a decrease in marketing expenses, and improvement in other tire related businesses of $5 million. Negatively impacting operating income were higher raw material costs of $61 million, and higher conversion costs of $16 million primarily due to increased energy costs.

Operating income did not include accelerated depreciation charges and asset write-offs of $12 million in 2006 related to the closure of the Morocco facility. Operating income also did not include net rationalization charges totaling $30 million in 2006 and $9 million in 2005 and net (gains) losses on asset sales of $(1) million in 2006 and $1 million in 2005.

Latin American Tire

	Year Ended December 31,
(In millions)	2007	2006	2005

Tire Units	21.8	21.2	20.4
Net Sales	$1,872	$1,607	$1,471
Operating Income	359	326	294
Operating Margin	19.2%	20.3%	20.0%

2007 Compared to 2006

Latin American Tire unit sales in 2007 increased 0.6 million units or 2.9% compared to 2006. OE volume increased 0.8 million units or 12.0% as a result of improving market conditions, offset by a decline in replacement units of 0.2 million units or 1.0%.

Net sales in 2007 increased $265 million, or 16.5% compared to 2006. Net sales increased in 2007 due to the favorable impact of foreign currency translation, mainly in Brazil, of approximately $123 million, favorable price and product mix of $73 million, and increased volume of $43 million. Also increasing net sales was higher sales of other tire related businesses of approximately $29 million.

Operating income in 2007 increased $33 million, or 10.1% compared to 2006. Operating income was favorably impacted by $74 million from the impact of currency translation, $60 million due to improved price and product mix, and $11 million due to increased volume. Operating income was unfavorably impacted by higher raw material costs of $41 million and higher conversion costs of $32 million. Lower operating income in other tire related businesses of $11 million and higher SAG expenses of $8 million also had an unfavorable impact on operating income in 2007. In addition, included in 2006 was a pension plan curtailment gain of $17 million.

Operating income did not include net rationalization charges totaling $2 million in both 2007 and 2006. Operating income also did not include gains on asset sales of $1 million in 2007 and 2006. In addition, operating income in 2006 did not include a gain of $13 million resulting from the favorable resolution of a legal matter in Brazil.

Latin American Tire’s results are highly dependent upon Brazil, which accounted for approximately 49% and 46% of Latin American Tire’s net sales in 2007 and 2006, respectively. Accordingly, results of operations in Brazil will have a significant impact on Latin American Tire’s future performance.

2006 Compared to 2005

Latin American Tire unit sales in 2006 increased 0.8 million units or 3.6% compared to 2005 primarily due to an increase in OE volume of 0.9 million units or 17.1%. OE volume increased due to new business and increased market share. Replacement units decreased 0.1 million units or 1.2%.

Net sales in 2006 increased $136 million, or 9.2% compared to 2005. Net sales increased in 2006 due to the favorable impact of currency translation, mainly in Brazil, of approximately $63 million, increased volume of $47 million, and favorable price and product mix of $60 million.

Operating income in 2006 increased $32 million, or 10.9% compared to 2005. Operating income was favorably impacted by $46 million from the favorable impact of currency translation, approximately $60 million due to improved price and product mix, a pension plan curtailment gain of $17 million, and $14 million due to increased volume. Increased raw material costs of $96 million and higher conversion costs of $10 million, negatively impacted operating income compared to 2005.

Operating income did not include net rationalization charges totaling $2 million in 2006. In addition, operating income did not include gains on asset sales of $1 million in 2006 and 2005.

Asia Pacific Tire

	Year Ended December 31,
(In millions)	2007	2006	2005

Tire Units	19.0	19.4	20.1
Net Sales	$1,693	$1,503	$1,423
Operating Income	150	104	84
Operating Margin	8.9%	6.9%	5.9%

2007 Compared to 2006

Asia Pacific Tire unit sales in 2007 decreased 0.4 million units or 2.1% compared to 2006. Replacement units decreased 0.4 million units or 3.1% driven by reduced participation in low margin segments of the market and reduced production volume resulting from the Thailand fire.

Net sales in 2007 increased $190 million or 12.6% from 2006 due to favorable foreign currency translation of $144 million and favorable price and product mix of $70 million. Partially offsetting these increases was lower volume of approximately $26 million.

Operating income in 2007 increased $46 million or 44.2% from 2006 primarily due to improved price and product mix of $67 million and $8 million of favorable foreign currency translation. These were offset in part by higher SAG expenses of $11 million primarily related to increased advertising costs, lower sales volume of $5 million, and increased conversion costs of $5 million related to lower production volume as a result of the Thailand fire. Higher raw material prices of $4 million and increased research and development costs of $4 million also had an unfavorable impact on operating income. In addition, operating income in 2006 included approximately $2 million in favorable settlements with certain raw material suppliers.

Operating income did not include net rationalization charges totaling $1 million in 2007 and $28 million in 2006 and gains on assets sales of $8 million in 2007 and $2 million in 2006. Operating income in 2007 also did not include a $12 million loss, net of insurance proceeds, as a result of the Thailand fire. In addition, operating income in 2006 did not include approximately $12 million of accelerated depreciation related to the closure of the Upper Hutt, New Zealand facility.

Asia Pacific Tire’s results are highly dependent upon Australia, which accounted for approximately 46% of Asia Pacific Tire’s net sales in 2007 and 2006. Accordingly, results of operations in Australia will have a significant impact on Asia Pacific Tire’s future performance.

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

Net sales in 2006 increased $80 million or 5.6% from 2005 due to favorable price and product mix of $112 million, and to favorable currency translation of $7 million. Partially offsetting these increases was lower volume of $37 million.

Operating income in 2006 increased $20 million or 23.8% from 2005 primarily due to improved price and product mix of $110 million, and approximately $2 million in favorable settlements with certain raw material suppliers. These were offset in part by raw material cost increases of $75 million, decreased volume of $8 million, decreased income in our Asian joint ventures of $6 million, and increased conversion costs of approximately $5 million due to lower production volume.

Operating income in 2006 did not include $12 million of accelerated depreciation related to the closure of the Upper Hutt, New Zealand facility. Operating income also did not include net rationalization charges (credits) totaling $28 million in 2006 and $(2) million in 2005 and gains on asset sales of $2 million in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had $3,463 million in Cash and cash equivalents as well as $2,169 million of unused availability under our various credit agreements, compared to $3,862 million and $533 million, respectively, at December 31, 2006. Cash and cash equivalents decreased primarily due to $2.3 billion of repayments on our borrowings, including $1.3 billion under our U.S. and European revolving credit facilities and European term loans, $300 million of 8 1/2% senior notes due 2007, the $315 million debt redemption in the second quarter of 2007, and the prepayment of the $300 million third lien term loan in the third quarter of 2007. The decrease was offset in part by cash received from the sale of our Engineered Products business of $1,475 million and our public equity offering which raised $833 million. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of our contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At December 31, 2007, cash balances totaling $191 million were subject to such restrictions, compared to $214 million at December 31, 2006.

Our ability to service our debt depends in part on the results of operations of our subsidiaries and upon the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictions. The primary restriction is that, in certain countries, we must obtain approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of overcoming these restrictions, we do not consider the net assets of our subsidiaries that are subject to such restrictions to be integral to our liquidity or readily available to service our debt. At December 31, 2007, approximately $308 million of net assets were subject to such restrictions, compared to approximately $373 million at December 31, 2006.

Operating Activities

Net cash provided by operating activities of continuing operations was $92 million in 2007, decreasing $353 million from $445 million in 2006. The decrease was due primarily to increased working capital requirements following the end of the USW strike. Operating cash flows from continuing operations in 2007 were favorably impacted by improved operating results.

Net cash provided by operating activities of continuing operations was $445 million in 2006, decreasing $335 million from $780 million in 2005. The decrease was due in part to lower operating results. In addition, increased pension contributions, lower proceeds from insurance settlements, and higher rationalization payments adversely affected cash flows from operating activities in 2006. Lower working capital levels resulting from the USW strike and savings from our four-point cost savings plan favorably affected operating cash flows from continuing operations.

Investing Activities

Net cash used in investing activities of continuing operations was $606 million during 2007, compared to $498 million in 2006 and $408 million in 2005. Capital expenditures were $739 million, $637 million and $601 million in 2007, 2006 and 2005, respectively. Investing activities in 2007 exclude $132 million of capital expenditures that remain unpaid and accrued for at December 31, 2007. This was partially offset by cash provided from the sale of assets each year as a result of the realignment of operations under rationalization programs. Cash was used in 2006 for the acquisition of the remaining outstanding shares that we did not already own of South Pacific Tyres Ltd., a joint venture tire manufacturer and distributor in Australia.

Cash flows from investing activities of discontinued operations in 2007 included the net proceeds from the sale of our Engineered Products business.

Financing Activities

Net cash provided by (used in) financing activities of continuing operations was $(1,426) million in 2007, $1,648 million in 2006, and $(181) million in 2005. Non-cash financing activities in 2007 included the issuance of 28.7 million shares of our common stock in exchange for approximately $346 million principal amount of our 4% convertible senior notes due 2034.

Consolidated debt at December 31, 2007 was $4,725 million, compared to $7,210 million at December 31, 2006. Cash flows in 2007 included the repayment of approximately $2.3 billion of long term debt offset by net proceeds from our public equity offering of approximately $833 million.

Consolidated debt at December 31, 2006 of $7,210 million increased from 2005 by $1,814 million due primarily to increased borrowings related to the USW strike and refinancing debt maturing in March 2007.

Credit Sources

In aggregate, we had credit arrangements of $7,392 million available at December 31, 2007, of which $2,169 million were unused, compared to $8,196 million available at December 31, 2006, of which $533 million were unused.

Outstanding Notes

At December 31, 2007, we had $2,634 million of outstanding notes as compared to $3,592 million at December 31, 2006.

Certain of our notes were issued pursuant to indentures that contain varying covenants and other terms. In general, the terms of our indentures, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, under certain of our indentures, if the notes are assigned an investment grade rating by Moody’s and S&P and no default has occurred or is continuing, certain covenants will be suspended.

In the first quarter of 2007, we repaid our $300 million 8 1/2% senior notes at their maturity.

On June 29, 2007, we exercised our right to redeem $175 million of our $500 million 8.625% senior notes due 2011 and $140 million of our $400 million 9% senior notes due 2015.

On December 10, 2007, we completed an offer to exchange our outstanding 4% convertible senior notes due 2034 for a cash payment and shares of our common stock. The exchange offer resulted in the issuance of approximately 28.7 million shares of common stock, a total cash payment, including accrued and unpaid interest, of approximately $23 million, and a reduction of debt of approximately $346 million.

On February 1, 2008, we issued notices of redemption to the holders of our $650 million senior secured notes due 2011. As provided in the notice to the holders, on March 3, 2008, we will redeem $450 million in aggregate principal amount of our 11% senior secured notes due 2011 at a redemption price of 105.5% of the principal amount thereof and $200 million in aggregate principal amount of our floating rate senior secured notes due 2011 at a redemption price of 104% of the principal amount thereof, plus in each case accrued and unpaid interest to the redemption date.

For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 11, Financing Arrangements and Derivative Financial Instruments.

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013

On April 20, 2007, we amended and restated our first lien revolving credit facility. This facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in various collateral.

At December 31, 2007, there were no borrowings under the revolving credit facility and $526 million of letters of credit were issued under the revolving credit facility. At December 31, 2006, we had $873 million outstanding under the revolving credit facility and $6 million of letters of credit issued under the revolving credit facility. At December 31, 2006, there were no borrowings and $500 million of letters of credit issued under a deposit-funded facility. The $500 million of letters of credit that were outstanding prior to the refinancing were transferred to the revolving credit facility in April 2007.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014

On April 20, 2007, we amended and restated our second lien term loan facility. The $1.2 billion in aggregate amount of term loans that were outstanding under this facility prior to the refinancing continue to be outstanding under the facility as amended and restated. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. At December 31, 2007 and December 31, 2006, this facility was fully drawn.

$300 Million Third Lien Secured Term Loan Facility due 2011

On August 16, 2007, we prepaid all outstanding borrowings under the $300 million third lien term loan at par.

€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012

On April 20, 2007, we amended and restated our facilities, which now consist of a €350 million European revolving credit facility, with a €50 million letter of credit sublimit, and a €155 million German revolving credit facility. Goodyear and its domestic subsidiaries that secure our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in various collateral.

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

Covenant Compliance

As of December 31, 2007, we were in compliance with the material covenants imposed by our principal credit facilities.

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

Covenant EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of these limitations imposed under our credit facilities. Covenant EBITDA should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. Our failure to comply with the financial covenants in our credit facilities could have a material adverse effect on our liquidity and operations. As a limitation on our ability to incur debt in accordance with our credit facilities could affect our liquidity, we believe that the presentation of Covenant EBITDA provides investors with important information.

The following table presents the calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the periods indicated. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in the Consolidated Statements of Operations. Those line items also include discontinued operations.

	Year Ended December 31,
(In millions)	2007	2006	2005

Net Income (Loss)	$602	$(330)	$228
Consolidated Interest Expense	452	451	411
United States and Foreign Taxes	296	106	250
Depreciation and Amortization Expense	623	675	630
Cumulative Effect of Accounting Change	—	—	11

EBITDA	1,973	902	1,530
Credit Facilities Adjustments:
Other Adjustments to Net Income (Loss)(1)	(467)	354	52
Minority Interest in Net Income of Subsidiaries	71	111	95
Other Non-Cash Items	50	(1)	22
Capitalized Interest and Other Interest Related Expense	18	17	23
Rationalization Charges	61	319	11

Covenant EBITDA	$1,706	$1,702	$1,733

(1)	In 2007, other adjustments primarily include a $542 million pre-tax gain on the sale of our Engineered Products business.

Other Foreign Credit Facilities

At December 31, 2007, we had short term committed and uncommitted bank credit arrangements totaling $564 million, of which $339 million were unused, compared to $479 million and $236 million at December 31, 2006. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.

International Accounts Receivable Securitization Facilities (On-Balance Sheet)

On December 10, 2004, GDTE and certain of its subsidiaries entered into a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding and is subject to customary annual renewal of back-up liquidity lines.

As of December 31, 2007, the amount available and fully utilized under this program was $403 million compared to $362 million as of December 31, 2006.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $78 million and $81 million at December 31, 2007 and December 31, 2006, respectively.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2007 and 2006. The receivable financing programs of these subsidiaries did not utilize a special purpose entity (“SPE”). At December 31, 2007 and 2006, the gross amount of receivables sold was $152 million and $88 million, respectively.

Credit Ratings

Our credit ratings as of the date of this report are presented below:

	S&P	Moody’s

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility, due 2013	BB+	Baa3
$1.2 Billion Amended and Restated Second Lien Term Loan Facility, due 2014	BB	Ba1
European Facilities	BB+	Baa3
Floating Rate and 11% Senior Secured Notes, due 2011	B+	Ba3
Floating Rate Senior Unsecured Notes, due 2009 and 8.625% Senior Unsecured Notes, due 2011	B	Ba3
9% Senior Unsecured Notes, due 2015	B	Ba3
All other Senior Unsecured	B	B2
Corporate Rating (implied)	BB−	Ba3
Outlook	Positive	Positive

Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (ranging from BB+ to B− depending on the facility) and our unsecured debt (“B−”).

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Voluntary Employees’ Beneficiary Association

On December 28, 2006, the USW ratified the terms of a new master labor agreement ending a strike by the USW. In connection with the master labor agreement, we entered into a memorandum of understanding with the USW regarding the establishment of a VEBA intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon receiving District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. On October 29, 2007, the parties filed the signed settlement agreement within the District Court, and on December 14, 2007, the District Court preliminarily approved the settlement agreement and established the date for a hearing regarding the settlement. We plan to make our contributions to the VEBA entirely in cash following the U.S. District Court’s approval of the settlement. In addition, we expect to remove our liability for USW retiree healthcare benefits from our balance sheet when this settlement has received final judicial approval (including exhaustion of all appeals, if any) and we have made our contributions to the VEBA. We expect to use cash on hand and generated from operating activities, unused availability under our various credit agreements and/or proceeds from the sale of our Engineered Products business to fund the VEBA. We do not expect our VEBA funding commitment or our inability to immediately remove our liability for USW retiree healthcare benefits from our balance sheet to have a significant impact on our liquidity or cash position. Furthermore, we do not expect our plan to fund the VEBA entirely in cash to have a significant impact on our operations or liquidity.

Potential Future Financings

In addition to our previous financing activities, we may seek to undertake additional financing actions which could include restructuring bank debt or a capital markets transaction, possibly including the issuance of additional debt or equity. Given the challenges that we face and the uncertainties of the market conditions, access to the capital markets cannot be assured.

Future liquidity requirements also may make it necessary for us to incur additional debt. However, a substantial portion of our assets are already subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. In addition, no assurance can be given as to our ability to raise additional unsecured debt.

Dividends

Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, we can incur additional indebtedness under the credit facilities following the payment, and certain financial tests are satisfied.

Asset Dispositions

The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2007:

	Payment Due by Period as of December 31, 2007
		1st	2nd	3rd	4th	5th	After
(In millions)	Total	Year	Year	Year	Year	Year	5 Years

Long Term Debt(1)	$4,685	$391	$959	$13	$1,624	$56	$1,642
Capital Lease Obligations(2)	53	8	8	7	7	7	16
Interest Payments(3)	1,367	290	265	195	173	111	333
Operating Leases(4)	1,403	311	244	192	144	106	406
Pension Benefits(5)	1,300	425	350	275	175	75	—
Other Post Retirement Benefits(6)	1,576	194	188	180	172	162	680
Workers’ Compensation(7)	379	85	45	32	24	19	174
Binding Commitments(8)	1,363	1,291	45	10	5	3	9
Uncertain Income Tax Positions(9)	70	15	11	2	42	—	—

	$12,196	$3,010	$2,115	$906	$2,366	$539	$3,260

(1)	Long term debt payments include notes payable and reflect long term debt maturities as of December 31, 2007. Our $650 million senior secured notes due 2011 are included in the table as maturing in the 4th year. However, on February 1, 2008, we called for the redemption of all outstanding amounts on March 3, 2008.

(2)	The present value of capital lease obligations is $40 million.

(3)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on the six-month LIBOR rate at December 31, 2007 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. No interest payments for the $650 million senior secured notes were assumed beyond March 3, 2008, the date of the redemption.

(4)	Operating lease obligations have not been reduced by minimum sublease rentals of $46 million, $35 million, $26 million, $16 million, $10 million, and $17 million in each of the periods above, respectively, for a total of $150 million. Payments, net of minimum sublease rentals, total $1,253 million. The present value of the net operating lease payments is $920 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2007. Although subject to change, the amounts set forth in the table for 2008 (the 1st year), 2009 (the 2nd year) and 2010 (the 3rd year) represent the midpoint of the range of our estimated minimum funding requirements for domestic defined benefit pension plans under current ERISA law, and the midpoint of the range of our expected contributions to our funded non-U.S. pension plans, plus expected cash funding of direct participant payments to our domestic and non-U.S. pension plans. For years after 2010, the amounts shown in the table represent the midpoint of the range of our estimated minimum funding requirements for our domestic defined benefit pension plans, plus expected cash funding of direct participant payments to our domestic and non-U.S. pension plans, and do not include estimates for contributions to our funded non-U.S. pension plans.

The expected contributions for our domestic plans are based upon a number of assumptions, including:

• an ERISA liability interest rate of 6.05% for 2008, 6.15% for 2009, 6.35% for 2010, 6.50% for 2011, and 6.60% for 2012, and

• plan asset returns of 8.5% for 2008 and beyond.

Future contributions are also effected by other factors such as:

• future interest rate levels,

• the amount and timing of asset returns, and

• how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

(6)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. These amounts will be reduced significantly provided the proposed settlement with the USW regarding retiree healthcare becomes effective.

(7)	The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $276 million.

(8)	Binding commitments are for our normal operations and are related primarily to obligations to acquire land, buildings and equipment. In addition, binding commitments includes obligations to purchase raw materials through short term supply contracts at fixed prices or at formula prices related to market prices or negotiated prices.

(9)	These amounts represent expected payments with interest for uncertain tax positions as of December 31, 2007. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

Additional other long term liabilities include items such as general and product liabilities, environmental liabilities and miscellaneous other long term liabilities. These other liabilities are not contractual obligations by nature. We cannot, with any degree of reliability, determine the years in which these liabilities might ultimately be settled. Accordingly, these other long term liabilities are not included in the above table.

In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of our global alliance with SRI, as set forth in the Umbrella Agreement between SRI and us, provide for certain minority exit rights available to SRI commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in our control, could trigger a right of SRI to require us to purchase their interests in the global alliance immediately. SRI’s exit rights, in the unlikely event of the occurrence of a triggering event and the subsequent exercise of SRI’s exit rights, could require us to make a substantial payment to acquire SRI’s interests in the global alliance. The Umbrella Agreement provides that the payment amount would be based on the fair value of SRI’s 25% minority shareholder’s interest in each of Goodyear Dunlop Tires Europe B.V. and Goodyear Dunlop Tires North America, Ltd. and the book value of net assets of the Japanese joint ventures. The payment amount would be determined through a negotiation process where, if no mutually agreed amount was determined, a binding arbitration process would determine that amount. For further information regarding our global alliance with SRI, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.”

•	Pursuant to certain long term agreements, we will purchase minimum amounts of a raw material at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees were not significant at December 31, 2007. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

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

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected;

•	a significant aspect of our master labor agreement with the USW is subject to court approval, which, if not received, could result in the termination and renegotiation of the agreement;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long term ability to meet current obligations and to repay maturing indebtedness, is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities and the indenture governing our senior secured notes could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	work stoppages, financial difficulties or supply disruptions at our suppliers or our major OE customers could harm our business; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

The raw materials costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are oil-based derivatives, whose cost may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power and expand our capabilities to substitute lower-cost raw materials.

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At December 31, 2007, 56% of our debt was at variable interest rates averaging 7.46% compared to 58% at an average rate of 7.85% at December 31, 2006. The decrease in the average variable interest rate was driven by decreases in the spread associated with our variable rate debt as a result of our April refinancing. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited.

There were no contracts outstanding at December 31, 2007 or 2006.

Weighted average interest rate swap contract information follows:

(Dollars in millions)	2007	2006	2005

Fixed Rate Contracts:
Notional principal amount	$—	$—	$7
Pay fixed rate	—	—	5.94%
Receive variable LIBOR	—	—	5.66%
Floating Rate Contracts:
Notional principal amount	$—	$183	$200
Pay variable LIBOR	—	6.67%	4.92%
Receive fixed rate	—	6.63%	6.63%

The following table presents information about long term fixed rate debt, including capital leases, at December 31:

(In millions)	2007	2006

Carrying amount — liability	$2,074	$2,998
Fair value — liability	2,172	3,353
Pro forma fair value — liability	2,223	3,440

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

The following table presents foreign currency forward contract information at December 31:

(In millions)	2007	2006

Fair value — asset	$1	$(1)
Pro forma decrease in fair value	(66)	(44)
Contract maturities	1/08 - 10/19	1/07 - 10/19

We were not a party to any foreign currency option contracts at December 31, 2007 or 2006.

The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2007	2006

Asset (liability):
Current asset	$3	$3
Long term asset	5	3
Current liability	(7)	(7)
Long term liability	—	—

For further information on interest rate contracts and foreign currency forward contracts, refer to the Note to the Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	59
Report of Independent Registered Public Accounting Firm	60
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2007	62
Consolidated Balance Sheets at December 31, 2007 and December 31, 2006	63
Consolidated Statements of Shareholders’ Equity (Deficit) for each of the three years ended December 31, 2007	64
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007	65
Notes to Consolidated Financial Statements	66
Supplementary Data (unaudited)	122
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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2007 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007 (Note 14), defined benefit pension and other postretirement plans as of December 31, 2006 (Note 13), share-based compensation as of January 1, 2006 (Note 12), and asset retirement obligations as of December 31, 2005 (Note 1).

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 14, 2008

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2007	2006	2005

Net Sales	$19,644	$18,751	$18,098
Cost of Goods Sold	15,920	15,736	14,535
Selling, Administrative and General Expense	2,762	2,546	2,634
Rationalizations (Note 2)	49	311	7
Interest Expense (Note 15)	450	447	408
Other (Income) and Expense (Note 3)	(1)	(87)	62

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	464	(202)	452
United States and Foreign Taxes (Note 14)	255	60	233
Minority Interest	70	111	95

Income (Loss) from Continuing Operations	139	(373)	124
Discontinued Operations (Note 17)	463	43	115

Income (Loss) before Cumulative Effect of Accounting Change	602	(330)	239
Cumulative Effect of Accounting Change (Note 1)	—	—	(11)

Net Income (Loss)	$602	$(330)	$228

Net Income (Loss) Per Share — Basic
Income (Loss) from Continuing Operations	$0.70	$(2.11)	$0.70
Discontinued Operations	2.30	0.25	0.66

Income (Loss) before Cumulative Effect of Accounting Change	3.00	(1.86)	1.36
Cumulative Effect of Accounting Change	—	—	(0.06)

Net Income (Loss) Per Share — Basic	$3.00	$(1.86)	$1.30

Weighted Average Shares Outstanding (Note 4)	201	177	176
Net Income (Loss) Per Share — Diluted
Income (Loss) from Continuing Operations	$0.65	$(2.11)	$0.66
Discontinued Operations	2.00	0.25	0.55

Income (Loss) before Cumulative Effect of Accounting Change	2.65	(1.86)	1.21
Cumulative Effect of Accounting Change	—	—	(0.05)

Net Income (Loss) Per Share — Diluted	$2.65	$(1.86)	$1.16

Weighted Average Shares Outstanding (Note 4)	232	177	209

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2007	2006

Assets
Current Assets:
Cash and cash equivalents (Note 1)	$3,463	$3,862
Restricted cash (Note 1)	191	214
Accounts receivable (Note 5)	3,103	2,800
Inventories (Note 6)	3,164	2,601
Prepaid expenses and other current assets	251	289
Current assets of discontinued operations (Note 17)	—	413

Total Current Assets	10,172	10,179
Goodwill (Note 7)	713	662
Intangible Assets (Note 7)	167	166
Deferred Income Tax (Note 14)	83	150
Other Assets and Prepaid Pension Assets (Notes 8 and 13)	458	453
Long Term Assets of Discontinued Operations (Note 17)	—	352
Property, Plant and Equipment (Note 9)	5,598	5,067

Total Assets	$17,191	$17,029

Liabilities
Current Liabilities:
Accounts payable-trade	$2,422	$1,945
Compensation and benefits (Notes 12 and 13)	897	883
Other current liabilities	753	811
Current liabilities of discontinued operations (Note 17)	—	157
United States and foreign taxes	196	222
Notes payable and overdrafts (Note 11)	225	243
Long term debt and capital leases due within one year (Note 11)	171	405

Total Current Liabilities	4,664	4,666
Long Term Debt and Capital Leases (Note 11)	4,329	6,562
Compensation and Benefits (Notes 12 and 13)	3,404	4,935
Long Term Liabilities of Discontinued Operations (Note 17)	—	47
Deferred and Other Noncurrent Income Taxes (Note 14)	274	320
Other Long Term Liabilities	667	380
Minority Equity in Subsidiaries	1,003	877

Total Liabilities	14,341	17,787
Commitments and Contingent Liabilities (Note 19)
Shareholders’ Equity (Deficit)
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450,000,000 shares in 2007 and 2006
Outstanding shares, 240,122,374 (178,218,970 in 2006) (Note 22)	240	178
Capital Surplus	2,660	1,427
Retained Earnings	1,602	968
Accumulated Other Comprehensive Loss (Note 18)	(1,652)	(3,331)

Total Shareholders’ Equity (Deficit)	2,850	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$17,191	$17,029

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
	Common Stock				Other	Shareholders’
			Capital	Retained	Comprehensive	Equity
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	(Deficit)

Balance at December 31, 2004
(after deducting 20,059,029 treasury shares)	175,619,639	$176	$1,392	$1,070	$(2,564)	$74
Comprehensive income (loss):
Net income				228		228
Foreign currency translation (net of tax of $0)					(201)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					48
Minimum pension liability (net of tax of $23)					(97)
Unrealized investment gain (net of tax of $0)					18
Deferred derivative loss (net of tax of $0)					(21)
Reclassification adjustment for amounts recognized in income (net of tax of $(1))					17

Other comprehensive income (loss)						(236)

Total comprehensive income (loss)						(8)
Common stock issued from treasury:
Stock-based compensation plans	890,112	1	6			7

Balance at December 31, 2005
(after deducting 19,168,917 treasury shares)	176,509,751	177	1,398	1,298	(2,800)	73
Comprehensive income (loss):
Net loss				(330)		(330)
Foreign currency translation (net of tax of $0)					233
Reclassification adjustment for amounts recognized in income (net of tax of $0)					2
Additional pension liability (net of tax of $38)					439
Unrealized investment loss (net of tax of $0)					(4)
Deferred derivative gain (net of tax of $0)					1
Reclassification adjustment for amounts recognized in income (net of tax of $(3))					(3)

Other comprehensive income (loss)						668

Total comprehensive income (loss)						338
Adjustment to initially apply FASB Statement No. 158 for pension and OPEB (net of tax of $49)					(1,199)	(1,199)
Common stock issued from treasury:
Stock-based compensation plans	1,709,219	1	11			12
Stock-based compensation			18			18

Balance at December 31, 2006
(after deducting 17,459,698 treasury shares)	178,218,970	178	1,427	968	(3,331)	(758)
Adjustment for adoption of FIN 48 (Note 14)				32		32
Comprehensive income (loss):
Net income				602		602
Foreign currency translation (net of tax of $1)					482
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(13)
Prior service credit from defined benefit plan amendments (net of minority interest of $3)					488
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8 and minority interest of $14)					154
Decrease in net actuarial losses (net of tax of $21 and minority interest of $28)					445
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $10 and minority interest of $2)					137
Unrealized investment loss (net of tax of $0)					(14)
Other comprehensive income (loss)						1,679

Total comprehensive income (loss)						2,281
Issuance of shares for public equity offering (Note 23)	26,136,363	26	808			834
Issuance of shares for conversion of debt (Note 11)	28,728,852	29	307			336
Common stock issued from treasury:
Stock-based compensation plans (Note 12)	7,038,189	7	96			103
Stock-based compensation			22			22

Balance at December 31, 2007
(after deducting 10,438,287 treasury shares)	240,122,374	$240	$2,660	$1,602	$(1,652)	$2,850

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2007	2006	2005

Cash Flows from Operating Activities:
Net Income (Loss)	$602	$(330)	$228
Less: Discontinued Operations	463	43	115
Cumulative Effect of Accounting Change	—	—	(11)

Income (Loss) from Continuing Operations	139	(373)	124
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	614	637	593
Amortization and write-off of debt issuance costs	45	19	76
Deferred tax provision (Note 14)	(5)	(41)	(15)
Net rationalization charges (Note 2)	49	311	7
Net (gains) losses on asset sales (Note 3)	(15)	(40)	36
Net insurance settlement gains (Note 3)	—	(3)	(79)
Fire loss expense	17	—	—
Minority interest and equity earnings	64	106	91
Pension contributions and direct payments	(719)	(708)	(522)
Rationalization payments	(75)	(119)	(39)
Insurance recoveries	7	46	228
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(104)	268	(6)
Inventories	(395)	127	(237)
Accounts payable — trade	294	74	62
U.S. and foreign taxes	(36)	(187)	168
Deferred taxes and noncurrent income taxes	28	(4)	(117)
Compensation and benefits	292	337	421
Other current liabilities	(76)	27	(62)
Other assets and liabilities	(32)	(32)	51

Total operating cash flows from continuing operations	92	445	780
Operating cash flows from discontinued operations	13	115	106

Total Cash Flows from Operating Activities	105	560	886
Cash Flows from Investing Activities:
Capital expenditures	(739)	(637)	(601)
Asset dispositions	107	127	257
Asset acquisitions	—	(41)	—
Decrease (increase) in restricted cash	23	27	(80)
Other transactions	3	26	16

Total investing cash flows from continuing operations	(606)	(498)	(408)
Investing cash flows from discontinued operations	1,435	(34)	(33)

Total Cash Flows from Investing Activities	829	(532)	(441)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	21	77	38
Short term debt and overdrafts paid	(81)	(101)	(7)
Long term debt incurred	142	2,245	2,290
Long term debt paid	(2,327)	(501)	(2,390)
Common stock issued (Notes 12 and 23)	937	12	7
Dividends paid to minority interests in subsidiaries	(100)	(69)	(52)
Debt issuance costs	—	(15)	(67)
Debt retirement costs	(18)	—	—

Total financing cash flows from continuing operations	(1,426)	1,648	(181)
Financing cash flows from discontinued operations	(9)	(1)	3

Total Cash Flows from Financing Activities	(1,435)	1,647	(178)
Net Change in Cash of Discontinued Operations	27	(10)	(2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	75	59	(62)

Net Change in Cash and Cash Equivalents	(399)	1,724	203
Cash and Cash Equivalents at Beginning of the Year	3,862	2,138	1,935

Cash and Cash Equivalents at End of the Year	$3,463	$3,862	$2,138

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Accounting Policies

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

The consolidated financial statements also include the accounts of entities previously consolidated pursuant to the provisions of Interpretation No. 46 of the Financial Accounting Standards Board (“FASB”), “Consolidation of Variable Interest Entities (“VIEs”) — an Interpretation of ARB No. 51,” as amended by FASB Interpretation No. 46R (collectively, “FIN 46”).

As discussed in Note 17, the results of operations, financial position and cash flows of the Engineered Products business segment, previously a reportable operating segment, have been reported as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements relate to continuing operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:

•	recoverability of intangibles and other long-lived assets,

•	deferred tax asset valuation allowances and uncertain income tax positions,

•	workers’ compensation,

•	general and product liabilities and other litigation,

•	pension and other postretirement benefits, and

•	various other operating allowances and accruals, based on currently available information.

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

Shipping and Handling Fees and Costs

Costs incurred for transportation of products to customers are recorded as a component of Cost of Goods Sold (“CGS”).

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $372 million, $342 million and $346 million in 2007, 2006 and 2005, respectively.

Warranty

Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note 19.

Environmental Cleanup Matters

We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site by site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Our estimated liability is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note 19.

Legal Costs

We record a liability for estimated legal and defense costs related to pending general and product liability claims, environmental matters and workers’ compensation claims. Refer to Note 19.

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising program with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $394 million, $318 million and $375 million in 2007, 2006 and 2005, respectively.

Rationalizations

We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Associate-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. Other than associate-related costs, costs generally include, but are not limited to, noncancelable lease costs, contract terminations, and moving and relocation costs. Rationalization charges related to accelerated depreciation and asset impairments are recorded in CGS or SAG. Refer to Note 2.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether, and the extent to which, additional taxes will be required. We also report interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 14.

Cash and Cash Equivalents / Consolidated Statements of Cash Flows

Cash and cash equivalents include cash on hand and in the bank as well as all short term securities held for the primary purpose of general liquidity. Such securities generally have original maturities within three months from the date of acquisition. Our short-term investment securities are held with counterparties who are substantial and creditworthy financial institutions.

Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the related hedged items. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities. Book overdrafts are recorded within Accounts payable-trade and totaled $118 million and $117 million at December 31, 2007 and 2006, respectively. Bank overdrafts are recorded within Notes payable and overdrafts. Cash flows associated with book and bank overdrafts are classified as financing activities. Non-cash investing activities in 2007 included $132 million of accrued capital expenditures. Non-cash financing activities in 2007 included the issuance of 28.7 million shares of our common stock in exchange for approximately $346 million principal amount of our 4% convertible senior notes due 2034.

Restricted Cash and Restricted Net Assets

Restricted cash primarily consists of Goodyear contributions made related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. Refer to Note 19 for further information about Entran II claims. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds. At December 31, 2007, cash balances totaling $191 million were subject to such restrictions, compared to $214 million at December 31, 2006.

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make cash distributions. At December 31, 2007, approximately $308 million of net assets were subject to such restrictions, compared to approximately $373 million at December 31, 2006.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs. We determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note 6.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred, as provided in Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We perform the goodwill and intangible assets with indefinite useful lives impairment tests annually as of July 31. The impairment test uses a valuation methodology based upon an EBITDA multiple using comparable companies. In addition, the carrying amount of goodwill and intangible assets with indefinite useful lives is reviewed whenever events or circumstances indicated that revisions might be warranted. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Note 7.

Investments

Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Loss (“AOCL”), net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 8 and 18.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects, are capitalized. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Refer to Notes 9 and 15.

Foreign Currency Translation

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as AOCL. Where the U.S. dollar is the functional currency, translation adjustments are recorded in the Statement of Operations. Income taxes are generally not provided for foreign currency translation adjustments.

Derivative Financial Instruments and Hedging Activities

To qualify for hedge accounting, hedging instruments must be designated as hedges and meet defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or financial statement effects of the hedging instrument substantially offset those of the position being hedged.

Derivative contracts are reported at fair value on the Consolidated Balance Sheets as both current and long term Accounts Receivable or Other Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded net of tax in AOCL. Ineffectiveness in hedging relationships is recorded in Other (Income) and Expense in the current period.

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

Refer to Note 11.

Stock-Based Compensation

The FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS No. 123R requires entities to measure compensation cost arising from the grant of share-based awards to employees at fair value and to recognize such cost in income over the period during which the service is provided, usually the vesting period. We adopted SFAS No. 123R effective January 1, 2006 under the modified prospective transition method. Accordingly, we recognize compensation expense for all awards granted or modified after December 31, 2005 and for the unvested portion of all outstanding awards at the date of adoption.

We recognize compensation expense using the straight-line approach. We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

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

Prior to the adoption of SFAS No. 123R, we used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income as if we had applied the fair value method to measure compensation cost prior to our adoption of SFAS No. 123R:

Year Ended
(In millions, except per share amounts)	December 31, 2005

Income from Continuing Operations as reported	$124
Add: Stock-based compensation expense included in net income (net of tax)	5
Deduct: Stock-based compensation expense calculated using the fair value method (net of tax)	(21)

Income from Continuing Operations as adjusted	108
Discontinued Operations	115
Cumulative Effect of Accounting Change	(11)

Net Income as adjusted	$212

Income from Continuing Operations per share:
Basic — as reported	$0.70
— as adjusted	0.61
Diluted — as reported	$0.66
— as adjusted	0.59
Net income per share:
Basic — as reported	$1.30
— as adjusted	1.20
Diluted — as reported	$1.16
— as adjusted	1.09

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

Asset Retirement Obligations

We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”) on December 31, 2005. Upon adoption, we recorded a liability of $16 million and recognized a non-cash charge for the cumulative effect of adoption of $11 million, net of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

taxes and minority interests of $3 million. The cumulative effect on basic and diluted earnings per share of the accounting change, net of taxes and minority interest was $0.06 and $0.05, respectively.

Our asset retirement obligations (AROs) are primarily associated with the removal and disposal of asbestos. We recognize a liability for these obligations in the period in which sufficient information regarding the timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. In addition, we have identified certain other AROs for which information regarding the timing and method of potential settlement is not available as of December 31, 2007, and therefore, we are not able to reasonably estimate the fair value of those liabilities at this time.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2007 presentation.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies what criteria must be met prior to recognizing the financial statement benefit of a position taken in a tax return and requires companies to include additional qualitative and quantitative disclosures related to such positions within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN 48 also requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more likely than not that the position will be sustained. We adopted FIN 48 on January 1, 2007. The adoption resulted in an increase in the opening balance of retained earnings and a decrease in goodwill of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. SFAS No. 157 will also expand disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS No. 160 will have on our consolidated financial statements.

Note 2.	Costs Associated with Rationalization Programs

To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income (Loss) from Continuing Operations before Income Taxes and Minority Interest are as follows:

(In millions)	2007	2006	2005

New charges	$63	$322	$24
Reversals	(14)	(11)	(17)

	$49	$311	$7

The following table presents the roll-forward of the liability balance between periods:

		Other Than
	Associate- related	Associate- related
(In millions)	Costs	Costs	Total

Balance at December 31, 2004	$39	$27	$66
2005 charges	22	2	24
Incurred	(34)	(7)	(41)
Reversed to the Statement of Operations	(10)	(7)	(17)

Balance at December 31, 2005	17	15	32
2006 charges	294	28	322
Incurred	(225)	(21)	(246)
Reversed to the Statement of Operations	(9)	(2)	(11)

Balance at December 31, 2006	77	20	97
2007 charges	36	27	63
Incurred	(45)	(39)	(84)
Reversed to the Statement of Operations	(12)	(2)	(14)

Balance at December 31, 2007	$56	$6	$62

Rationalization actions in 2007 consisted primarily of a decision to reduce tire production at two facilities in Amiens, France in our European Union Tire Segment. These actions are expected to be implemented in the second

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs (continued)

half of 2008 and will involve a reduction of up to 500 associates and the reduction of certain high-cost production. Other rationalization actions in 2007 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in several segments.

During 2007, net rationalization charges of $49 million ($41 million after-tax or $0.17 per share) were recorded. New charges of $63 million were comprised of $28 million for plans initiated in 2007, primarily related to associate severance costs, and $35 million for plans initiated in 2006, consisting of $9 million for associate severance costs and $26 million for other exit and non-cancelable lease costs. The net charges in 2007 also included the reversal of $14 million of charges for actions no longer needed for their originally intended purposes. Approximately 600 associates will be released under programs initiated in 2007, of which approximately 100 were released by December 31, 2007.

In 2007, $45 million was incurred for associate severance payments, and $39 million was incurred for non-cancelable lease and other exit costs.

The accrual balance of $62 million at December 31, 2007 consists of $56 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $6 million primarily for long term non-cancelable lease costs.

In addition to the above charges, accelerated depreciation charges of $37 million were recorded in CGS in 2007, primarily for fixed assets taken out of service in connection with the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities in our North American Tire Segment.

No significant additional rationalization charges are expected to be incurred related to rationalization plans announced in 2007.

Rationalization actions in 2006 consisted of plant closures in the European Union Tire Segment of a passenger tire manufacturing facility in Washington, United Kingdom, and in the Asia Pacific Tire Segment of the Upper Hutt, New Zealand passenger tire manufacturing facility. Charges were also incurred for a plan in North American Tire to cease tire manufacturing at our Tyler, Texas facility, which was substantially complete in December 2007, and a plan in Eastern Europe Tire to close our tire manufacturing facility in Casablanca, Morocco, which was completed in the first quarter of 2007. Charges were also recorded for a partial plant closure in the North American Tire Segment involving a plan to discontinue tire production at our Valleyfield, Quebec facility, which was completed by the second quarter of 2007. In conjunction with these charges we also recorded a $47 million tax valuation allowance. Other plans in 2006 included an action in the Eastern Europe Tire Segment to exit the bicycle tire and tube production line in Debica, Poland, retail store closures in the European Union Tire and Eastern Europe Tire Segments as well as plans in most segments to reduce selling, administrative and general expenses through headcount reductions, all of which were substantially completed.

For 2006, $311 million ($328 million after-tax or $1.85 per share) of net charges were recorded. New charges of $322 million are comprised of $315 million for plans initiated in 2006 and $7 million for plans initiated in 2005 for associate-related costs. The $315 million of charges for 2006 plans consisted of $286 million of associate-related costs, of which $159 million related to associate severance costs and $127 million related to non-cash pension and postretirement benefit costs, and $29 million of non-cancelable lease costs. The net charges in 2006 also included reversals of $11 million for actions no longer needed for their originally intended purposes. Approximately 4,800 associates will be released under programs initiated in 2006, of which approximately 3,900 were released by December 31, 2007.

In 2006, $98 million was incurred for associate severance payments, $127 million for non-cash pension and postretirement termination benefit costs, and $21 million for non-cancelable lease and other exit costs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs (continued)

In addition to the above charges, accelerated depreciation charges of $81 million and asset impairment charges of $2 million were recorded in CGS related to fixed assets that will be taken out of service primarily in connection with the Washington, Casablanca, Upper Hutt, and Tyler plant closures. We also recorded charges of $2 million of accelerated depreciation and $3 million of asset impairment in SAG.

Rationalization charges in 2005 consisted of manufacturing associate reductions, retail store reductions, IT associate reductions, and a sales function reorganization in European Union Tire; manufacturing and administrative associate reductions in Eastern Europe Tire; and manufacturing and corporate support group associate reductions in North American Tire, all of which were substantially completed.

For 2005, $7 million ($2 million after-tax or $0.00 per share) of net charges were recorded, which included $24 million of charges recorded in 2005, of which $22 million were for associate-related costs for new plans initiated in 2005 and $2 million for plans initiated in prior years. These charges were partially offset by $17 million of reversals for rationalization charges no longer needed for their originally-intended purposes. The reversals consisted of $10 million of associate-related costs for plans initiated in prior years, and $7 million for non-cancelable leases that were exited during the first quarter related to plans initiated in prior years. Approximately 740 associates have been released under the programs initiated in 2005 as of December 31, 2007.

In 2005, $33 million was incurred for associate severance payments, $1 million for cash pension settlement benefit costs and $7 million for non-cancelable lease costs.

Accelerated depreciation charges of $4 million were recorded for fixed assets that were taken out of service in connection with certain rationalization plans initiated in 2005 and 2004 in the European Union Tire Segment, of which $3 million was recorded as CGS and $1 million was recorded as SAG.

Note 3.	Other (Income) and Expense

(In millions)	2007	2006	2005

Interest income	$(128)	$(86)	$(58)
Net (gains) losses on asset sales	(15)	(40)	36
Financing fees	106	40	109
General and product liability — discontinued products	15	26	9
Foreign currency exchange	31	(2)	21
Insurance settlements	—	(1)	(43)
Equity in earnings of affiliates	(9)	(10)	(11)
Royalty income	(15)	(8)	(6)
Fire loss expense	12	—	—
Miscellaneous	2	(6)	5

	$(1)	$(87)	$62

Interest income consisted primarily of amounts earned on cash deposits. The increase was due primarily to higher cash balances during the year.

Net gains on asset sales in 2007 included a gain of $19 million ($16 million after-tax or $0.07 per share) on the sale of our Washington, UK facility in European Union Tire, a gain of $19 million ($19 million after-tax or $0.08 per share) on the sale of warehouses and other property and equipment in North American Tire, a gain of $7 million ($6 million after-tax or $0.03 per share) on the sale of property in Asia Pacific Tire, and net gains of $6 million ($4 million after-tax or $0.02 per share) on the sales of other assets primarily in European Union Tire and North American Tire. Net gains were partially offset by the loss of $36 million ($35 million after-tax or $0.15 per share) on

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other (Income) and Expense (continued)

the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation in the fourth quarter of 2007.

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

Financing fees in 2007 included $33 million related to the redemption of $315 million of long term debt, of which $28 million was a cash premium paid on the redemption, and $5 million was deferred financing fee write-offs. Also included was a $17 million charge related to the exchange offer for our outstanding 4% convertible senior notes and $14 million of debt issuance costs written-off in connection with our refinancing activities in April 2007.

Financing fees in 2005 included $47 million of debt issuance costs written-off in connection with our 2005 refinancing activities, which includes approximately $30 million of previously unamortized fees related to replaced facilities and $17 million of costs related to the new facilities. Also in 2005 there were higher amortization of debt fees of $15 million.

General and product liability-discontinued products includes charges for claims against us related to asbestos personal injury claims, and for liabilities related to Entran II claims, net of probable insurance recoveries. During 2007, $4 million of expenses were related to Entran II claims and $11 million of net expenses were related to asbestos claims ($25 million of expense and $14 million of probable insurance recoveries). During 2006, $9 million of expenses were related to Entran II claims and $17 million of net expenses were related to asbestos claims ($39 million of expense and $22 million of probable insurance recoveries). During 2005, we recorded gains of $32 million from settlements with certain insurance companies related to asbestos coverage. A portion of the costs incurred by us related to these claims had been recorded in prior years.

During 2007, we incurred approximately $31 million of foreign currency exchange losses primarily as a result of the strengthening euro, Chilean peso, and Brazilian real against the U.S. dollar.

Net insurance settlement gains in 2005 of $43 million primarily represent settlements with certain insurance companies related to environmental coverage and property loss.

Royalty income increased in 2007 due to a trademark licensing agreement entered into as part of the sale of our Engineered Products business.

In 2007, there was a fire in our Thailand facility, which resulted in a loss of $12 million, net of insurance proceeds.

Included in 2006 miscellaneous income is a $13 million gain in Latin American Tire resulting from the favorable resolution of a legal matter.

Note 4.	Per Share of Common Stock

Basic earnings per share have been computed based on the weighted average number of common shares outstanding.

There are contingent conversion features included in the indenture governing our $350 million 4% convertible senior notes due 2034 (the “convertible notes”), issued on July 2, 2004. If the $350 million of convertible notes were

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Per Share of Common Stock (continued)

converted, the aggregate number of shares of common stock issuable would be approximately 29 million. On December 10, 2007, $346 million of convertible notes were exchanged for approximately 28.7 million shares of Goodyear common stock plus a cash payment. If all of the remaining convertible notes outstanding are surrendered for conversion, the aggregate number of shares of common stock issuable would be approximately 0.3 million.

The following table presents the number of incremental weighted average shares outstanding used in computing diluted per share amounts:

	2007	2006	2005

Weighted average shares outstanding — basic	200,933,767	177,253,463	176,107,411
4% convertible senior notes due 2034	26,673,721	—	29,069,767
Stock options and other dilutive securities	4,110,442	—	3,553,194

Weighted average shares outstanding — diluted	231,717,930	177,253,463	208,730,372

Weighted average shares outstanding — diluted for 2006 exclude the effects of approximately 29 million contingently issuable shares and approximately 7 million equivalent shares related to options with exercise prices less than the average market price of our common stock (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Net loss in 2006.

Additionally, weighted average shares outstanding — diluted exclude approximately 6 million, 17 million and 23 million equivalent shares related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options), for 2007, 2006 and 2005, respectively.

The following table presents the computation of Adjusted income (loss) from continuing operations and Adjusted net income (loss) used in computing per share amounts. The computation assumes that after-tax interest costs incurred on the convertible notes would have been avoided had the convertible notes been converted as of January 1, 2007 and 2005 for 2007 and 2005, respectively. Amounts for 2006 do not include the after-tax interest cost as the convertible notes were anti-dilutive for the year.

(In millions)	2007	2006	2005

Income (Loss) from Continuing Operations	$139	$(373)	$124
After-tax impact of 4% Convertible Senior Notes due 2034	13	—	14

Adjusted Income (Loss) from Continuing Operations	152	(373)	138
Discontinued Operations	463	43	115
Cumulative Effect of Accounting Change	—	—	(11)

Adjusted Net Income (Loss)	$615	$(330)	$242

Note 5.	Accounts Receivable

(In millions)	2007	2006

Accounts receivable	$3,191	$2,898
Allowance for doubtful accounts	(88)	(98)

	$3,103	$2,800

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Inventories

(In millions)	2007	2006

Raw materials	$591	$663
Work in process	147	135
Finished products	2,426	1,803

	$3,164	$2,601

Note 7.  Goodwill and Other Intangible Assets

The net carrying amount of goodwill allocated by reporting unit, and changes during 2007 follows:

	Balance at			Translation &	Balance at
	December 31,	Purchase Price		Other	December 31,
(In millions)	2006	Allocation	Divestitures	Adjustments	2007

North American Tire	$95	$—	$(1)	$—	$94
European Union Tire	381	—	—	33	414
Eastern Europe, Middle East and Africa Tire	119	—	(2)	16	133
Asia Pacific Tire	67	—	—	5	72

	$662	$—	$(3)	$54	$713

We reduced the carrying amount of goodwill by $11 million during 2007 primarily as a result of the adoption of FIN 48 and the release of a tax valuation allowance recorded in the purchase price allocation in prior years.

The net carrying amount of goodwill allocated by reporting unit, and changes during 2006 follows:

	Balance at			Translation &	Balance at
	December 31,	Purchase Price		Other	December 31,
(In millions)	2005	Allocation	Divestitures	Adjustments	2006

North American Tire	$98	$—	$(3)	$—	$95
European Union Tire	343	—	(4)	42	381
Eastern Europe, Middle East and Africa Tire	111	1	—	7	119
Asia Pacific Tire	64	2	—	1	67

	$616	$3	$(7)	$50	$662

The following table presents information about other intangible assets:

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount(1)	Amortization(1)	Amount	Amount(1)	Amortization(1)	Amount

Intangible assets with indefinite lives	$131	$(9)	$122	$130	$(9)	$121
Trademarks and patents	46	(23)	23	45	(21)	24
Other intangible assets	31	(9)	22	29	(8)	21

Total Other intangible assets	$208	$(41)	$167	$204	$(38)	$166

(1)	Includes impact of foreign currency translation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.  Goodwill and Other Intangible Assets — (continued)

Intangible assets are primarily comprised of the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.

Amortization expense for intangible assets totaled $4 million in 2007, 2006 and 2005, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $4 million during each of the next five years and the weighted average remaining amortization period is approximately 19 years.

Note 8.	Investments

Investments and Acquisitions

We have funded approximately 33% of the obligations under our Supplemental Pension Plan as of December 31, 2007 (approximately 37% at December 31, 2006) using a trust. The trust invests in debt and equity securities and funds current benefit payments under the Supplemental Pension Plan. No contributions were made to the trust in 2007 or 2006. The debt securities have maturities ranging from March 20, 2008 through September 1, 2036. The fair value of the trust assets was $21 million and $25 million at December 31, 2007 and 2006, respectively, and was included in Other Assets and Prepaid Pension Assets on the Consolidated Balance Sheets. We have classified the trust assets as available-for-sale, as provided in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Accordingly, gains and losses resulting from changes in the fair value of the trust assets are deferred and reported in AOCL on the Consolidated Balance Sheets. At December 31, 2007 and 2006, AOCL included a gross unrealized holding gain on the trust assets of $4 million ($2 million after-tax) and $5 million ($2 million after-tax), respectively.

We owned 3,421,306 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2007 and 2006 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $31 million and $44 million at December 31, 2007 and 2006, respectively, and was included in Other Assets and Prepaid Pension Assets on the Consolidated Balance Sheets. We have classified the Sumitomo Investment as available-for-sale, as provided in SFAS No. 115. At December 31, 2007, AOCL included gross unrealized holding gains on the Sumitomo Investment of $14 million ($15 million after-tax), compared to $28 million ($29 million after-tax) at December 31, 2006.

In January 2006, we acquired the remaining 50% ownership interest in our South Pacific Tyres (“SPT”) joint venture. In connection with the acquisition we paid approximately $40 million and repaid approximately $50 million of outstanding loans. As a result of the acquisition, we recorded goodwill of approximately $12 million and indefinite lived intangible assets of $10 million. The purchase price was allocated based on 50% of the assets acquired and liabilities assumed.

Dividends received from our consolidated subsidiaries were $562 million, $247 million and $290 million in 2007, 2006 and 2005, respectively, which included stock dividends of $16 million in 2005. Dividends received from our affiliates accounted for using the equity method were $3 million, $5 million and $7 million in 2007, 2006 and 2005, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Property, Plant and Equipment

	2007			2006
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total

Property, plant and equipment, at cost:
Land	$441	$5	$446	$426	$5	$431
Buildings	1,992	64	2,056	1,786	84	1,870
Machinery and equipment	10,564	92	10,656	9,762	108	9,870
Construction in progress	596	—	596	420	—	420

	13,593	161	13,754	12,394	197	12,591
Accumulated depreciation	(8,236)	(93)	(8,329)	(7,574)	(99)	(7,673)

	5,357	68	5,425	4,820	98	4,918
Spare parts	173	—	173	149	—	149

	$5,530	$68	$5,598	$4,969	$98	$5,067

The range of useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 8 to 45 years; machinery and equipment, 3 to 30 years.

Note 10.	Leased Assets

Net rental expense comprised the following:

(In millions)	2007	2006	2005

Gross rental expense	$372	$361	$351
Sublease rental income	(70)	(75)	(76)

	$302	$286	$275

We enter into leases primarily for our wholesale and retail distribution facilities, vehicles, and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our domestic retail distribution network is sublet to independent dealers.

While substantially all subleases and some operating leases are cancelable for periods beyond 2008, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leased Assets (Continued)

The following table presents minimum future lease payments:

						2013 and
(In millions)	2008	2009	2010	2011	2012	Beyond	Total

Capital Leases
Minimum lease payments	$8	$8	$7	$7	$7	$16	$53
Imputed interest							(13)

Present value							$40

Operating Leases
Minimum lease payments	$311	$244	$192	$144	$106	$406	$1,403
Minimum sublease rentals	(46)	(35)	(26)	(16)	(10)	(17)	(150)

	$265	$209	$166	$128	$96	$389	1,253

Imputed interest							(333)

Present value							$920

Note 11.	Financing Arrangements and Derivative Financial Instruments

At December 31, 2007, we had total credit arrangements totaling $7,392 million, of which $2,169 million were unused.

Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2007, we had short term committed and uncommitted credit arrangements totaling $564 million, of which $339 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

The following table presents amounts due within one year at December 31:

(In millions)	2007	2006

Notes payable and overdrafts	$225	$243

Weighted average interest rate	6.90%	5.60%
Long term debt and capital leases due within one year:
8 1/2% Notes due 2007	$—	$300
6 3/8% Notes due 2008	100	—
U.S. Revolving credit facility	—	37
Other (including capital leases)	71	68

	$171	$405

Weighted average interest rate	6.57%	8.34%
Total obligations due within one year	$396	$648

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

Long Term Debt and Capital Leases and Financing Arrangements

At December 31, 2007, we had long term credit arrangements totaling $6,828 million, of which $1,830 million were unused.

The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates at December 31:

		Interest		Interest
(In millions)	2007	Rate	2006	Rate

Notes:
8 1/2% due 2007	$—	—	$300	8 1/2%
6 3/8% due 2008	100	6 3/8%	100	6 3/8%
Floating rate notes due 2009	497	8.66%	495	9.14%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	500	8.625%
Floating rate notes due 2011	200	13.71%	200	13.70%
11% due 2011	449	11.25%	448	11.25%
9% due 2015	260	9%	400	9%
7% due 2028	149	7%	149	7%
4% convertible senior notes due 2034	4	4%	350	4%
Bank term loans:
€155 million senior secured European term loan due 2010	—	—	202	5.91%
$300 million third lien secured term loan due 2011	—	—	300	8.89%
$1.2 billion second lien term loan facility due 2014	1,200	6.43%	1,200	8.14%
Pan-European accounts receivable facility due 2009	403	5.75%	362	5.05%
German revolving credit facility due 2012	—	—	204	6.42%
U.S. first lien revolving credit facility	—	—	873	7.60%
Other domestic and international debt	223	7.65%	177	7.48%

	4,460		6,910
Capital lease obligations	40		57

	4,500		6,967
Less portion due within one year	(171)		(405)

	$4,329		$6,562

The following table presents information about long term fixed rate debt, including capital leases, at December 31:

(In millions)	2007	2006

Carrying amount — liability	$2,074	$2,998
Fair value — liability	2,172	3,353

The fair value was estimated using quoted market prices or discounted future cash flows. At December 31, 2007, the fair value exceeded the carrying amount primarily due to lower market interest rates. At December 31, 2006, the fair value exceeded the carrying amount primarily due to the impact of our stock price on the convertible

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

senior notes. The fair value of our variable rate debt approximated its carrying amount at December 31, 2007 and 2006.

NOTES

$1.0 Billion Senior Notes Offering

On November 21, 2006, we completed an offering of (i) $500 million aggregate principal amount of 8.625% Senior Notes due 2011 (the “Fixed Rate Notes”), and (ii) $500 million aggregate principal amount of Senior Floating Rate Notes due 2009 (the “Floating Rate Notes”). The Fixed Rate Notes were sold at par and bear interest at a fixed rate of 8.625% per annum. The Floating Rate Notes were sold at 99% of the principal amount and bear interest at a rate per annum equal to the six-month London Interbank Offered Rate, or LIBOR, plus 375 basis points. These notes are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The guarantee is unsecured.

We may redeem some or all of the Floating Rate Notes at any time prior to maturity at a redemption price equal to the principal amount of the Floating Rate Notes plus accrued and unpaid interest. After December 1, 2009, we may redeem all or a portion of the Fixed Rated Notes at the redemption prices set forth in the related indenture. Prior to December 1, 2009, we may redeem all or a portion of the Fixed Rate Notes at a redemption price equal to the principal amount of the Fixed Rate Notes plus the make-whole premium set forth in the Indenture. In addition, at any time prior to December 1, 2009, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the Indenture. On June 29, 2007, we redeemed $175 million, or 35%, of the Fixed Rate Notes with a portion of the proceeds from our May 2007 equity offering. A prepayment premium of $15 million was paid in connection with the redemption.

$400 Million Senior Notes

On June 29, 2007, we redeemed $140 million of our $400 million 9% senior notes due 2015 with a portion of the proceeds from our May 2007 equity offering. A prepayment premium of $13 million was paid in connection with the redemption.

$350 Million Convertible Senior Notes

Our $350 million aggregate principal amount of 4% convertible senior notes are due June 15, 2034. The notes are convertible into shares of our common stock initially at a conversion rate of 83.07 shares of common stock per $1,000 principal amount of notes, which is equal to an initial conversion price of $12.04 per share.

On November 6, 2007, we commenced an offer to exchange our outstanding 4% convertible senior notes for a cash payment and shares of our common stock. The exchange offer allowed holders of convertible notes to receive the same number of shares of our common stock as they would have received upon conversion of the convertible notes in accordance with their existing terms, a cash payment of $48.30 for each $1,000 in principal amount of convertible notes, and accrued and unpaid interest. The exchange offer was consummated on December 10, 2007 and resulted in the issuance of approximately 28.7 million shares of common stock, a total cash payment, including accrued and unpaid interest, of approximately $23 million, and a reduction of debt of approximately $346 million.

$650 Million Senior Secured Notes

Our $650 million of senior secured notes consist of $450 million of senior secured notes due 2011, which bear interest at a rate of 11.25%, and $200 million of senior secured floating rate notes due 2011, which bear interest at LIBOR plus 8.25%. The notes are guaranteed by the same subsidiaries that guarantee our $1.5 billion first lien revolving credit facility and the notes are secured by perfected third-priority liens on the same collateral securing

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

that facility (however, the facility is not secured by any of the manufacturing facilities that secure the first and second lien facilities).

On February 1, 2008, we issued notices of redemption to the holders of our $650 million senior secured notes due 2011. As provided in the notices to the holders, on March 3, 2008, we will redeem $450 million in aggregate principal amount of our 11% senior secured notes due 2011 at a redemption price of 105.5% of the principal amount thereof and $200 million in aggregate principal amount of our senior secured floating rate notes due 2011 at a redemption price of 104% of the principal amount thereof, plus in each case accrued and unpaid interest to the redemption date.

Certain of our notes were issued pursuant to indentures that contain varying covenants and other terms. In general, the terms of our indentures, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, under certain of our indentures, if the Notes are assigned an investment grade rating by Moody’s and S&P and no default has occurred or is continuing, certain covenants will be suspended.

CREDIT FACILITIES

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013

On April 20, 2007, we amended and restated our first lien revolving credit facility. This facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

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

The facility, which matures on April 30, 2013, contains certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets (excluding the sale of properties located in Akron, Ohio), incur restrictions on the ability of our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These

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

The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing.

For the 270-day period following April 20, 2007 and, thereafter if the availability under the facility is greater than or equal to $400 million, amounts drawn under the facility will bear interest either (i) at a rate of 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of the prime rate or the federal funds rate plus 50 basis points), and undrawn amounts under the facility will be subject to an annual commitment fee of 37.5 basis points. After the 270-day period following April 20, 2007, if the availability under the facility is less than $400 million, then amounts drawn under the facility will bear interest either (i) at a rate of 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

At December 31, 2007, there were no borrowings and $526 million of letters of credit were issued under the revolving credit facility. At December 31, 2006, we had $873 million outstanding and $6 million of letters of credit issued under the revolving credit facility. At December 31, 2006, there were no borrowings and $500 million of letters of credit issued under a prior deposit-funded facility. The $500 million of letters of credit that were outstanding under that deposit-funded facility prior to the refinancing were transferred to the revolving credit facility in April 2007.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014

On April 20, 2007, we amended and restated our second lien term loan facility. The $1.2 billion in aggregate amount of term loans that were outstanding under this facility prior to the refinancing continue to be outstanding under the facility as amended and restated. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. The second lien term loan facility, which matures on April 30, 2014, contains covenants similar to those in the $1.5 billion first lien credit facility. However, if our Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the facility.

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

$300 Million Third Lien Secured Term Loan Facility due 2011

On August 16, 2007, we prepaid all outstanding borrowings under the $300 million third lien term loan at par.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012

On April 20, 2007, we amended and restated our facilities, which now consist of a €350 million European revolving credit facility, with a €50 million letter of credit sublimit, and a €155 million German revolving credit facility. Goodyear and its domestic subsidiaries that secure our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

•	the capital stock of the principal subsidiaries of GDTE; and

•	substantially all the tangible and intangible assets of GDTE and GDTE’s subsidiaries in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable and cash accounts in subsidiaries that are or may become parties to securitization programs.

The facilities, which mature on April 30, 2012, contain covenants similar to those in our first lien credit facility, with additional limitations applicable to GDTE and its subsidiaries. In addition, under the facilities we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness (which is determined net of cash and cash equivalents in excess of $100 million) to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the facilities. Under the revolving credit facilities, we pay an annual commitment fee of 62.5 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 200 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 200 basis points for loans denominated in euros.

The above facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing.

As of December 31, 2007 and 2006, there were $12 million and $4 million, respectively, of letters of credit issued and no borrowings under the European revolving credit facility. There were no borrowings as of December 31, 2007 and $204 million at December 31, 2006 under the German revolving credit facility. The $202 million in term loans that were outstanding at December 31, 2006 were transferred to the German revolving credit facility in April 2007 and subsequently repaid.

International Accounts Receivable Securitization Facilities (On-Balance Sheet)

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

The defined terms used in the events of default tests are similar to those in the European Credit Facilities. As of December 31, 2007 and 2006, the amount available and fully utilized under this program totaled $403 million and $362 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and accordingly, this amount is included in Long- term debt and capital leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $78 million and $81 million at December 31, 2007 and 2006, respectively. These amounts are included in Notes payable and overdrafts.

Debt Maturities

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2007 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2008	2009	2010	2011	2012

Domestic	$104	$500	$3	$1,626	$3
International	67	465	16	2	59

	$171	$965	$19	$1,628	$62

Our $650 million senior secured notes due 2011 are included in the table above as maturing in 2011. However, on February 1, 2008, we called for the redemption of all outstanding amounts on March 3, 2008.

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

Interest Rate Contracts

We manage our fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. At December 31, 2007, 56% of our debt was at variable interest rates averaging 7.46% compared to 58% at an average rate of 7.85% at December 31, 2006. The decrease in the average variable interest rate was driven by decreases in the spread associated with our variable rate debt, as a result of our April 2007 refinancing.

There were no interest rate contracts outstanding at December 31, 2007 or 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

Weighted average interest rate swap contract information follows:

	Twelve Months Ended December 31,
(Dollars in millions)	2007	2006	2005

Fixed rate contracts:
Notional principal amount	$—	$—	$7
Pay fixed rate	—	—	5.94%
Receive variable LIBOR	—	—	5.66%
Floating rate contracts:
Notional principal amount	$—	$183	$200
Pay variable LIBOR	—	6.67%	4.92%
Receive fixed rate	—	6.63%	6.63%

Interest Rate Lock Contracts

We will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt. No interest rate lock contracts were outstanding at December 31, 2007 or 2006.

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

The following table presents foreign currency forward contract information at December 31:

	2007		2006
	Fair	Contract	Fair	Contract
(In millions)	Value	Amount	Value	Amount

Buy currency:
Euro	$19	$19	$11	$11
Australian dollar	45	45	56	55
Japanese yen	76	76	35	37
U.S. dollar	394	399	140	141
All other	8	7	19	19

	$542	$546	$261	$263

Contract maturity	1/08 — 12/08		1/07 — 5/07

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Financing Arrangements and Derivative Financial Instruments (continued)

	2007		2006
	Fair	Contract	Fair	Contract
(In millions)	Value	Amount	Value	Amount

Sell currency:
British pound	$80	$82	$146	$145
Swedish krona	16	16	13	13
U.S. dollar	24	27	24	26
Euro	34	36	29	31
All other	9	7	30	28

	$163	$168	$242	$243

Contract maturity	1/08 — 10/19		1/07 — 10/19

The following table presents foreign currency forward contract carrying amounts at December 31:

	2007	2006

Carrying amount asset (liability):
Current asset	$3	$3
Long term asset	5	3
Current liability	(7)	(7)
Long term liability	—	—

We were not a party to any foreign currency option contracts at December 31, 2007 or 2006.

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

Our 1989 Performance and Equity Incentive Plan, 1997 Performance Incentive Plan and 2002 Performance Plan (collectively “the Plans”) permitted grants of performance share units, stock options, stock appreciation rights (“SARs”), and restricted stock to employees. The Plans expired on April 14, 1997, December 31, 2001 and April 15, 2005, respectively, except for grants then outstanding. Our 2005 Performance Plan, due to expire on April 26, 2008, also permits the grant of performance share units, stock options, SARs and restricted stock. A maximum of 12,000,000 shares of our common stock may be issued for grants made under the 2005 Performance Plan.

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

Stock Options

Grants of stock options and SARs (collectively referred to as “options”) under the Plans generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price on that date) and a contractual term of ten years. The exercise of tandem SARs cancels an equivalent number of stock options and conversely, the exercise of stock options cancels an equivalent number of tandem SARs. Option grants are cancelled on termination of employment unless termination is due to retirement under certain circumstances, in which case, all outstanding options vest fully on retirement and remain outstanding until the end of their contractual term.

The exercise of certain stock options through a share swap, whereby the employee exercising the stock options tenders shares of our common stock then owned by such employee towards the exercise price plus taxes, if any, due from such employee, results in an immediate grant of new options (hereinafter referred to as “reload” options) equal to the number of shares so tendered, plus any shares tendered to satisfy the employee’s income tax obligations on the transaction. Each such grant of reload options vests on the first anniversary of its respective grant date, has an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price on that date) and a contractual term equal to the remaining contractual term of the original option. The subsequent exercise of such reload options through a share swap does not result in the grant of any additional reload options.

The following table summarizes the activity related to options during 2007:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (In Millions)

Outstanding at January 1	23,908,291	$24.00
Options granted	2,731,402	25.74
Options exercised	(8,148,510)	16.23		$101
Options expired	(1,654,505)	63.21
Options cancelled	(714,082)	23.41

Outstanding at December 31	16,122,596	24.25	4.2	$131

Vested and expected to vest at December 31	15,682,731	24.33	4.1	$128

Exercisable at December 31	12,121,783	25.14	2.9	$104

Available for grant at December 31	6,935,362

The aggregate intrinsic value of options exercised in 2006 was $14 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans (Continued)

Significant option groups outstanding at December 31, 2007 and related weighted average exercise price and remaining contractual term information follows:

				Remaining
	Options	Options	Exercise	Contractual Term
Grant Date(1)	Outstanding	Exercisable	Price	(Years)

2/22/07	1,477,226	12,500	$24.71	9.2
12/06/05(2)	1,108,723	446,027	17.15	7.9
12/09/04	2,181,755	1,462,724	12.54	6.9
12/02/03	1,351,938	1,351,938	6.81	5.9
12/03/02	637,305	637,305	7.94	4.9
12/03/01	1,306,305	1,306,305	22.05	3.9
12/04/00	1,705,890	1,705,890	17.68	2.9
12/06/99	2,643,713	2,643,713	32.00	1.9
11/30/98	1,848,842	1,848,842	57.25	0.9
All other	1,860,899	706,539	(3)	(3)

	16,122,596	12,121,783

(1)	Grants of options and other stock-based compensation, that were usually made by our Board of Directors in December each year for the subsequent fiscal year, will henceforth be determined by our Board of Directors during the first quarter of the respective fiscal year. Consequently, no grants for 2007 were made in December 2006.

(2)	The number of options granted in 2005 decreased in comparison to 2004, as we anticipated grants of performance share units to certain employees in 2006 in lieu of a portion of their 2005 option grants.

(3)	Options in the “All other” category had exercise prices ranging from $5.52 to $74.25. The weighted average exercise price for options outstanding and exercisable in that category was $19.64 and $20.84, respectively, while the remaining weighted average contractual term was 5.1 years and 4.5 years, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2007	2006	2005

Weighted average grant date fair value	$10.62	$6.52	$8.61
Black-Scholes model assumptions(1):
Expected term (years)	5.10	6.25	6.25
Interest rate	4.61%	4.35%	4.35%
Volatility	39.2	44.7	44.7
Dividend yield	—	—	—

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of stock-based awards by our Board of Directors.

Performance Share Units

Performance share units granted under the 2005 Performance Plan are earned over a three-year period beginning January 1 of the year of grant. Total units earned may vary between 0% and 200% of the units granted based on the cumulative attainment of pre-determined performance targets over the related three-year period. The performance

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock Compensation Plans (Continued)

targets are established by the Board of Directors. Half of the units earned will be settled through the payment of cash and the balance will be settled through the issuance of an equivalent number of shares of our common stock. Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. Each deferred unit equates to one share of our common stock and is payable, at the election of the employee, in cash, shares of our common stock or any combination thereof.

The following table summarizes the activity related to performance share units during 2007:

Number of Shares

Unvested at January 1	1,035,566
Granted	1,221,706
Vested	—
Forfeited	(304,560)

Unvested at December 31	1,952,712

Other Information

In 2007, we recognized stock-based compensation expense of $59 million ($57 million after-tax) in accordance with SFAS No. 123R. In 2007, we also made cash payments of $5 million to settle exercises of SARs and performance equity units granted under the 2002 Performance Plan. Total cash received from the exercise of stock options during 2007 was $103 million.

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

As of December 31, 2007, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $63 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2011.

Note 13.	Pension, Other Postretirement Benefit and Savings Plans

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) effective December 31, 2006. The impact of the adoption of SFAS No. 158 has been reflected within our consolidated financial statements as of December 31, 2006.

We provide employees with defined benefit pension or defined contribution plans. Our principal domestic hourly pension plan provides benefits based on length of service. The principal domestic pension plans covering salaried employees provide benefits based on final five-year average earnings formulas. Salaried employees making voluntary contributions to these plans receive higher benefits. Effective January 1, 2005, the domestic pension plans covering salaried employees were closed to newly hired salaried employees in the United States, and those employees are eligible for Company-funded contributions into our defined contribution savings plan.

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

benefits, redesigning retiree medical benefit plans to minimize the cost impact on premiums, and discontinuing company-paid life insurance for retirees. As a result of these actions, we were required to remeasure the benefit obligations of the affected plans. The discount rate used to measure the benefit obligations of our U.S. salaried pension plan at February 28, 2007 and December 31, 2006 was 5.75%. The discount rate used to measure the benefit obligation of our U.S. salaried other postretirement benefit plans at February 28, 2007 was 5.50% compared to 5.75% at December 31, 2006.

On March 23, 2007, we announced an agreement to sell our Engineered Products business, which resulted in the recognition of curtailment and termination charges for both pensions and other post retirement benefit plans during the first quarter of 2007 of $72 million and a curtailment gain of $43 million for the salaried other postretirement benefit plan during the third quarter of 2007 upon completion of the sale. These amounts have been included in Discontinued Operations. Upon closing of the sale on July 31, 2007, we were required to reexamine the discount rate used to measure the benefit obligations of our U.S. salaried other postretirement benefit plan. This resulted in a discount rate of 6.0% compared to 5.50% at February 28, 2007. Under the terms of the Purchase and Sale Agreement for Engineered Products, we retained our obligations for pension and other postretirement benefits under our U.S. plans for Engineered Products’ existing retirees and employees eligible to retire as of July 31, 2007. Obligations for benefits under certain non-U.S. plans were not retained. A portion of U.S. net periodic cost for active employees of Engineered Products, and net periodic cost for certain non-U.S. plans have been included in Discontinued Operations.

During the fourth quarter of 2007, we recognized a settlement charge of $14 million for our U.S. salaried pension plan. This settlement charge resulted from total 2007 lump sum payments from the salaried pension plan exceeding 2007 service and interest cost for the plan. These payments primarily related to employees who terminated service as a result of the sale of our Engineered Products business. As such, $11 million of the charge was included in Discontinued Operations.

Effective March 1, 2006, all active participants in the Brazil pension plan were converted to a defined contribution savings plan, resulting in the recognition of a curtailment gain. The announcement of the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during 2006. We also amended our plan under the union agreement to restore the service credit for the U.S. hourly pension plan. Under the old agreement, union participation in the U.S. hourly plan did not receive service credit for a two year period ended November 1, 2005, and effective October 1, 2005, our UK pension plans were closed to new participants. Other pension plans provide benefits similar to the principal domestic plans as well as termination indemnity plans at certain non-U.S. subsidiaries.

In addition, we provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care benefits upon retirement. We also provide certain domestic employees with life insurance benefits upon retirement. Insurance companies provide life insurance and certain health care benefits through premiums based on expected benefits to be paid during the year. Substantial portions of the health care benefits for domestic retirees are not insured and are funded from operations.

We use a December 31 measurement date for all plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (Continued)

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Benefits
(In millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005

Benefits cost:
Service cost	$84	$91	$50	$41	$49	$48	$14	$21	$20
Interest cost	306	295	294	152	133	125	109	133	147
Expected return on plan assets	(351)	(295)	(258)	(130)	(112)	(111)	—	—	—
Amortization of prior service cost	40	59	63	2	4	3	(5)	42	43
- net (gains) losses	56	91	86	76	73	57	8	9	10
- transition amount	—	—	—	—	—	1	—	—	—

Net periodic cost	135	241	235	141	147	123	126	205	220
Curtailments/settlements	67	20	13	1	(9)	2	—	31	25
Termination benefits	—	10	15	—	26	—	—	30	—

Total benefits cost	$202	$271	$263	$142	$164	$125	$126	$266	$245

Recognized in other comprehensive (income) loss:
Prior service cost (credit) from plan amendments	$10			$—			$(501)
Decrease in net actuarial losses	(215)			(140)			(139)
Amortization of prior service (cost) credit in net periodic cost	(40)			(3)			5
Amortization of net gains (losses) in net periodic cost	(56)			(74)			(8)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	(145)			(36)			32

Total recognized in other comprehensive (income) loss	(446)			(253)			(611)

Total recognized in total benefits cost and other comprehensive (income) loss	$(244)			$(111)			$(485)

We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into benefits cost in 2008 are $36 million and $39 million, respectively, for our U.S. plans and $2 million and $53 million, respectively for our non-U.S. plans.

The estimated prior service cost and net actuarial loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive loss into benefits cost in 2008 are a benefit of $12 million and expense of $7 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (Continued)

The change in benefit obligation and plan assets for 2007 and 2006 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2007 and 2006 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2007	2006	2007	2006	2007	2006

Change in benefit obligation:
Beginning balance	$(5,417)	$(5,407)	$(2,927)	$(2,580)	$(2,456)	$(2,610)
Newly adopted plans	—	—	—	(8)	—	—
Service cost — benefits earned	(87)	(103)	(41)	(49)	(15)	(24)
Interest cost	(306)	(295)	(152)	(133)	(110)	(134)
Plan amendments	(10)	(111)	—	(5)	501	(1)
Actuarial gain (loss)	207	120	235	(74)	125	114
Participant contributions	(9)	(10)	(5)	(7)	(41)	(26)
Curtailments/settlements	190	(10)	27	66	—	1
Termination benefits	(3)	(10)	—	(28)	—	(30)
Divestitures	—	—	4	—	—	—
Foreign currency translation	—	—	(214)	(257)	(32)	—
Benefit payments	330	409	150	148	266	254

Ending balance	$(5,105)	$(5,417)	$(2,923)	$(2,927)	$(1,762)	$(2,456)
Change in plan assets:
Beginning balance	$4,050	$3,404	$1,850	$1,576	$4	$—
Newly adopted plans	—	—	—	7	—	—
Actual return on plan assets	332	478	96	133	—	—
Company contributions to plan assets	519	556	158	118	2	4
Cash funding of direct participant payments	12	11	30	23	223	228
Participant contributions	9	10	5	7	41	26
Curtailments/settlements	(136)	—	(24)	(14)	—	—
Divestitures	—	—	—	—	—	—
Foreign currency translation	—	—	145	148	—	—
Benefit payments	(330)	(409)	(150)	(148)	(266)	(254)

Ending balance	$4,456	$4,050	$2,110	$1,850	$4	$4

Funded status of discontinued operations	—	—	—	—	—	(22)

Funded status at end of year	$(649)	$(1,367)	$(813)	$(1,077)	$(1,758)	$(2,474)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (Continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2007	2006	2007	2006	2007	2006

Noncurrent assets	$1	$—	$61	$36	—	—
Current liabilities	(23)	(19)	(22)	(23)	(193)	(231)
Noncurrent liabilities	(627)	(1,348)	(852)	(1,090)	(1,565)	(2,221)
Net assets and liabilities of discontinued operations	—	—	—	—	—	(22)

Net amount recognized	$(649)	$(1,367)	$(813)	$(1,077)	$(1,758)	$(2,474)

Amounts recognized in accumulated other comprehensive loss, net of tax and minority, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2007	2006	2007	2006	2007	2006

Prior service cost	$236	$366	$12	$14	$(183)	$299
Net actuarial loss	936	1,252	822	1,043	92	216

Gross amount recognized	1,172	1,618	834	1,057	(91)	515
Deferred income taxes	(210)	(210)	(91)	(122)	2	3
Minority shareholders’ equity	(19)	(24)	(149)	(185)	15	9
Amounts related to discontinued operations	—	—	—	22	—	4

Net amount recognized	$943	$1,384	$594	$772	$(74)	$531

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Benefits
	2007	2006	2007	2006

Discount rate:
— U.S.	6.25%	5.75%	6.00%	5.75%
— Non-U.S.	5.84	5.01	6.55	5.76
Rate of compensation increase:
— U.S.	4.04	4.04	—	4.00
— Non-U.S.	3.81	3.63	4.26	4.32

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (Continued)

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Benefits
	2007	2006	2005	2007	2006	2005

Discount rate:
— U.S.	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
— Non-U.S.	5.01	4.95	5.39	5.76	6.18	6.99
Expected long term return on plan assets:
— U.S.	8.50	8.50	8.50	—	—	—
— Non-U.S.	6.69	6.92	7.46	12.50	10.25	—
Rate of compensation increase:
— U.S.	4.04	4.04	4.04	4.00	4.08	4.00
— Non-U.S.	3.63	3.64	3.48	4.32	4.28	4.72

For 2007, an assumed long term rate of return of 8.50% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over periods of 15 years or more through December 31, 2006. In addition, we evaluated input from our pension fund consultant on asset class return expectations and long term inflation. For our non-U.S. locations, a weighted average assumed long term rate of return of 6.69% was used. Input from local pension fund consultants concerning asset class return expectations and long-term inflation form the basis of this assumption.

The following table presents estimated future benefit payments from the plans as of December 31, 2007. Benefit payments for other postretirement benefits are presented net of retiree contributions:

			Other Benefits
	Pension Plans		Without Medicare	Medicare Part D
(In millions)	U.S.	Non-U.S.	Part D Subsidy	Subsidy Receipts

2008	$362	$157	$212	$(18)
2009	362	156	207	(19)
2010	370	181	201	(21)
2011	394	166	193	(21)
2012	388	170	185	(23)
2013-2017	2,029	898	807	(127)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2007	2006	2007	2006

All plans:
Accumulated benefit obligation	$5,092	$5,322	$2,766	$2,722
Plans not fully-funded:
Projected benefit obligation	$4,993	$5,417	$2,413	$2,483
Accumulated benefit obligation	4,981	5,322	2,290	2,318
Fair value of plan assets	4,343	4,050	1,544	1,402

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2007, these plans accounted for $268 million of our accumulated pension benefit obligation, $288 million of our projected pension benefit obligation, and $37 million of our accumulated other comprehensive

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Pension, Other Postretirement Benefit and Savings Plans (Continued)

loss adjustment. At December 31, 2006, these plans accounted for $271 million of our accumulated pension benefit obligation, $287 million of our projected pension benefit obligation and $67 million of our accumulated other comprehensive loss adjustment.

Our pension plan weighted average asset allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2007	2006	2007	2006

Equity securities	68%	70%	41%	48%
Debt securities	32	30	52	48
Real estate	—	—	1	1
Cash and short term securities	—	—	6	3

Total	100%	100%	100%	100%

At December 31, 2007 and 2006, the Plans did not directly hold any of our Common Stock.

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

We expect to contribute approximately $350 million to $400 million to our funded U.S. and non-U.S. pension plans in 2008.

Assumed health care cost trend rates at December 31 follow:

	2007	2006

Health care cost trend rate assumed for the next year	10.50%	11.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2014	2014

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated postretirement benefit obligation at December 31, 2007 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease

Accumulated postretirement benefit obligation	$33	$(27)
Aggregate service and interest cost	4	(3)

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $32 million, $26 million and $20 million for 2007, 2006 and 2005, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes

The components of Income (Loss) from Continuing Operations before Income Taxes and Minority Interest follow:

(In millions)	2007	2006	2005

U.S	$(342)	$(797)	$(324)
Foreign	806	595	776

	$464	$(202)	$452

A reconciliation of income taxes at the U.S. statutory rate to income taxes provided on Income (Loss) from Continuing Operations follows:

(In millions)	2007	2006	2005

U.S. Federal income tax (benefit) expense at the statutory rate of 35%	$162	$(71)	$158
Adjustment for foreign income taxed at different rates	(25)	(7)	(14)
U.S. loss with no tax benefit	122	235	88
Foreign operating (income) losses with no tax due to valuation allowances	(8)	67	23
Establishment (Release) of valuation allowances	(8)	46	(15)
Establishment (Resolution) of uncertain tax positions	2	(204)	(4)
Deferred tax impact of enacted tax rate and law changes	3	(8)	2
Other	7	2	(5)

United States and Foreign Taxes	$255	$60	$233

The components of the provision (benefit) for taxes on income from continuing operations, by taxing jurisdiction, follow:

(In millions)	2007	2006	2005

Current:
Federal	$—	$(45)	$(26)
Foreign	258	148	276
State	2	(2)	(2)

	260	101	248
Deferred:
Federal	3	—	(2)
Foreign	(1)	(36)	(12)
State	(7)	(5)	(1)

	(5)	(41)	(15)

United States and Foreign Taxes	$255	$60	$233

Income tax expense in 2007 includes a net tax benefit totaling $6 million, which consists of a tax benefit of $11 million ($0.04 per share) related to prior periods offset by a $5 million charge primarily related to recently enacted tax law changes. The out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes (continued)

Income tax expense in 2006 includes net favorable tax adjustments totaling $163 million. The adjustments for 2006 related primarily to the resolution of an uncertain tax position regarding a reorganization of certain legal entities in 2001, which was partially offset by a charge of $47 million to establish a foreign valuation allowance, attributable to a rationalization plan.

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2007	2006

Postretirement benefits and pensions	$973	$1,609
Tax credit and loss carryforwards	499	747
Capitalized expenditures	361	296
Accrued expenses deductible as paid	425	293
Alternative minimum tax credit carryforwards(1)	76	63
Vacation and sick pay	44	45
Rationalizations and other provisions	19	26
Other	123	77

	2,520	3,156
Valuation allowance	(2,231)	(2,814)

Total deferred tax assets	289	342
Tax on undistributed subsidiary earnings	(15)	(18)
Total deferred tax liabilities:
— property basis differences	(316)	(338)

Total net deferred tax liabilities	$(42)	$(14)

(1)	Unlimited carryforward period.

At December 31, 2007, we had $368 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain international subsidiaries that are primarily from countries with unlimited carryforward periods. A valuation allowance totaling $422 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $50 million of state and $114 million of Federal tax assets for net operating loss and tax credit carryforwards. The state carryforwards are subject to expiration from 2008 to 2030. The Federal carryforwards consist of $89 million of foreign tax credits which are subject to expiration in 2016, and $25 million of tax assets related to net operating losses and research and development credits that are subject to expiration from 2020 to 2027. The amount of tax credit and loss carryforwards reflected in the table above has been reduced by unrealized stock option attributes of $33 million. A full valuation allowance has also been recorded against these deferred tax assets as recovery is uncertain.

The adoption of FIN 48 resulted in a one-time increase to the opening balance of retained earnings and a decrease in goodwill as of January 1, 2007 of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice. At December 31, 2007, we had unrecognized tax benefits of $174 million (see table below) that if recognized, would have a favorable impact on our tax expense of $162 million. We report interest and penalties as income taxes and have accrued interest of $11 million as of December 31, 2007. If not favorably settled, $59 million of the unrecognized tax benefits and $11 million of accrued interest would require the use of our cash.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes (continued)

Reconciliation of Unrecognized Tax Benefits
(In millions)	2007

Balance at January 1	$161
Increases related to prior year tax positions	36
Decreases related to prior year tax positions	(18)
Increases related to current year tax positions	6
Settlements	(24)
Lapse of statute of limitations	(2)
Foreign currency impact	15

Balance at December 31	$174

Generally, years beginning after 2002 are still open to examination by foreign taxing authorities, including several major taxing jurisdictions. In Germany, we are open to examination from 1998 onward. In the United States, we are open to examination from 2004 forward. We are also involved in a United States/Canada Competent Authority resolution process that deals with transactions between our operations in these countries from 1997 through 2003. This proceeding is expected to be concluded within the next 18 months.

It is expected that the amount of unrecognized tax benefits will also change for other reasons in the next 12 months; however, we do not expect that change to have a significant impact on our financial position or results of operations.

No provision for Federal income tax or foreign withholding tax on undistributed earnings of international subsidiaries of approximately $2.8 billion is required because the amount has been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

Net cash payments for income taxes were $274 million, $310 million and $239 million in 2007, 2006 and 2005, respectively.

Note 15.	Interest Expense

Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

(In millions)	2007	2006	2005

Interest expense before capitalization	$460	$454	$415
Capitalized interest	(10)	(7)	(7)

	$450	$447	$408

Cash payments for interest were $495 million, $444 million and $398 million in 2007, 2006 and 2005, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments

Segment information reflects our strategic business units (SBUs), which are organized to meet customer requirements and global competition.

Our business is comprised of five regional SBUs. Segment information is reported on the basis used for reporting to our Chairman of the Board, Chief Executive Officer and President.

Each of the five regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads, automotive repair services and merchandise purchased for resale.

North American Tire provides OE and replacement tires for autos, motorcycles, trucks, aviation and construction applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale, as well as sells chemical products to unaffiliated customers.

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

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income (Loss) from Continuing Operations before Income Taxes and Minority Interest:

(In millions)	2007	2006	2005

Sales
North American Tire	$8,862	$9,089	$9,091
European Union Tire	5,393	4,990	4,676
Eastern Europe, Middle East and Africa Tire	1,824	1,562	1,437
Latin American Tire	1,872	1,607	1,471
Asia Pacific Tire	1,693	1,503	1,423

Net Sales	$19,644	$18,751	$18,098

Segment Operating Income (Loss)
North American Tire	$139	$(233)	$167
European Union Tire	302	286	317
Eastern Europe, Middle East and Africa Tire	280	229	198
Latin American Tire	359	326	294
Asia Pacific Tire	150	104	84

Total Segment Operating Income	1,230	712	1,060
Rationalizations	(49)	(311)	(7)
Accelerated depreciation	(37)	(88)	(4)
Interest expense	(450)	(447)	(408)
Corporate incentive compensation plans	(77)	(66)	(28)
Intercompany profit elimination	(11)	(11)	13
Curtailment	(64)	—	—
Retained expenses of discontinued operations	(17)	(48)	(52)
Other Income, net less equity in earnings of affiliates	(8)	77	(73)
Other	(53)	(20)	(49)

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	$464	$(202)	$452

The following table presents segment assets at December 31:

(In millions)	2007	2006

Assets
North American Tire	$5,307	$4,803
European Union Tire	4,411	4,367
Eastern Europe, Middle East and Africa Tire	1,618	1,390
Latin American Tire	1,265	1,015
Asia Pacific Tire	1,394	1,236

Total Segment Assets	13,995	12,811
Corporate	3,196	3,453
Discontinued Operations	—	765

	$17,191	$17,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments (Continued)

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

The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of property, plant and equipment. Besides Germany, management did not consider the net sales or long-lived assets of any other individual countries outside the United States to be significant to the consolidated financial statements.

(In millions)	2007	2006	2005

Net Sales
United States	$7,407	$7,691	$7,902
Germany	2,359	2,170	1,788
Other international	9,878	8,890	8,408

	$19,644	$18,751	$18,098

Long-Lived Assets
United States	$2,173	$2,152
Germany	668	546
Other international	2,757	2,369

	$5,598	$5,067

At December 31, 2007, significant concentrations of cash, cash equivalents and restricted cash held by our international subsidiaries included the following amounts:

•	$545 million or 15% in Europe, primarily Western Europe, ($852 million or 21% at December 31, 2006),

•	$222 million or 6% in Asia, primarily Singapore and Australia, ($205 million or 5% at December 31, 2006), and

•	$157 million or 4% in Latin America, primarily Venezuela, ($141 million or 3% at December 31, 2006).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments (Continued)

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, and net (gains) losses on asset sales, as described in Note 3, Other (Income) and Expense, were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2007	2006	2005

Rationalizations
North American Tire	$11	$187	$(8)
European Union Tire	24	64	8
Eastern Europe, Middle East and Africa Tire	9	30	9
Latin American Tire	2	2	—
Asia Pacific Tire	1	28	(2)

Total Segment Rationalizations	47	311	7
Corporate	2	—	—

	$49	$311	$7

(In millions)
Net (Gains) Losses on Asset Sales
North American Tire	$17	$(11)	$43
European Union Tire	(20)	(27)	(5)
Eastern Europe, Middle East and Africa Tire	—	(1)	1
Latin American Tire	(1)	(1)	(1)
Asia Pacific Tire	(8)	(2)	—

Total Segment Net (Gains) Losses on Asset Sales	(12)	(42)	38
Corporate	(3)	2	(2)

	$(15)	$(40)	$36

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Business Segments (Continued)

The following table presents segment capital expenditures, depreciation and amortization:

(In millions)	2007	2006	2005

Capital Expenditures
North American Tire	$281	$248	$237
European Union Tire	179	133	126
Eastern Europe, Middle East and Africa Tire	62	58	51
Latin American Tire	115	67	72
Asia Pacific Tire	74	70	70

Total Segment Capital Expenditures	711	576	556
Corporate	28	61	45

	$739	$637	$601

(In millions)
Depreciation and Amortization
North American Tire	$273	$277	$296
European Union Tire	131	116	121
Eastern Europe, Middle East and Africa Tire	53	50	45
Latin American Tire	42	34	29
Asia Pacific Tire	55	52	55

Total Segment Depreciation and Amortization	554	529	546
Corporate	60	108	47

	$614	$637	$593

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Discontinued Operations

On July 31, 2007, we completed the sale of substantially all of the business activities and operations of our Engineered Products business segment (“Engineered Products”) to EPD Inc. (“EPD”), a company controlled by Carlyle Partners IV, L.P., an affiliate of the Carlyle Group, for $1,475 million. As a result, we recognized a gain of $508 million (net of taxes of $34 million). As part of the transaction, we entered into certain licensing agreements that will permit EPD to use the “Goodyear” brand and certain other trademarks related to the Engineered Products’ business for periods of up to 22 years. Accordingly, we have deferred recognition of a portion of the sale proceeds, and will recognize them in income over the term of the licensing agreements.

The following table presents the components of Discontinued Operations reported on the Consolidated Statement of Operations:

(In millions)	2007	2006	2005

Net Sales	$894	$1,507	$1,625

(Loss) income from operations before taxes	$(38)	$89	$132
United States and foreign taxes	7	(46)	(17)

(Loss) Income from Operations	$(45)	$43	$115

Gain on Disposal before taxes	$542	$—	$—
United States and foreign taxes	34	—	—

Gain on Disposal	$508	$—	$—

Discontinued Operations	$463	$43	$115

The following table presents the major classes of assets and liabilities of discontinued operations reported on the Consolidated Balance Sheet:

(In millions)	2006

Cash	$37
Accounts receivable	173
Inventories	188
Other	15

Current Assets of Discontinued Operations	$413

Property, plant and equipment	$310
Other	42

Long Term Assets of Discontinued Operations	$352

Accounts payable — trade	$92
Compensation and benefits	22
Other	43

Current Liabilities of Discontinued Operations	$157

Compensation and benefits	$30
Other	17

Long Term Liabilities of Discontinued Operations	$47

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss follow:

(In millions)	2007	2006

Foreign currency translation adjustment	$(206)	$(675)
Unrecognized losses and prior service costs, net	(1,463)	(2,687)
Unrealized investment gain	17	31

Total Accumulated Other Comprehensive Loss	$(1,652)	$(3,331)

Note 19.	Commitments and Contingent Liabilities

At December 31, 2007, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,363 million and off-balance sheet financial guarantees written and other commitments totaling $35 million.

Environmental Matters

We had recorded liabilities totaling $46 million and $43 million at December 31, 2007 and 2006, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million and $9 million were included in Other current liabilities at December 31, 2007 and 2006, respectively. The costs include:

•	legal and consulting fees,

•	site studies,

•	the design and implementation of remediation plans, and

•	post-remediation monitoring and related activities.

These costs will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. During 2004, we reached a settlement with certain insurance companies releasing the insurers from certain past, present and future environmental claims. A significant portion of the costs incurred by us related to these claims had been recorded in prior years. As a result of the settlement, we have limited potential insurance coverage for future environmental claims. See “Asbestos” below for information regarding additional insurance settlements completed during 2005 related to both asbestos and environmental matters.

Workers’ Compensation

We had recorded liabilities, on a discounted basis, totaling $276 million and $269 million for anticipated costs related to workers’ compensation at December 31, 2007 and December 31, 2006, respectively. Of these amounts, $86 million and $106 million were included in Current Liabilities as part of Compensation and benefits at December 31, 2007 and December 31, 2006, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically update our loss development factors based on actuarial analyses. At December 31, 2007 and 2006, the liability was discounted using a risk-free rate of return.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Liabilities (continued)

General and Product Liability and Other Litigation

We had recorded liabilities totaling $467 million at December 31, 2007 and $454 million at December 31, 2006 for potential product liability and other tort claims, including related legal fees expected to be incurred. Of these amounts, $270 million and $260 million were included in Other current liabilities at December 31, 2007 and 2006, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We had recorded insurance receivables for potential product liability and other tort claims of $71 million at December 31, 2007 and $66 million at December 31, 2006. Of these amounts, $8 million and $9 million were included in Current Assets as part of Accounts receivable at December 31, 2007 and 2006, respectively. We have restricted cash of $172 million and $193 million at December 31, 2007 and 2006, respectively, to fund certain of these liabilities.

Asbestos.  We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 49,100 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $297 million through December 31, 2007 and $272 million through December 31, 2006.

A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly. The passage of tort reform laws and creation of deferred dockets for non-malignancy claims in several states has contributed to a decline in the number of claims filed in recent years.

(Dollars in millions)	2007	2006	2005

Pending claims, beginning of year	124,000	125,500	127,300
New claims filed during the year	2,400	3,900	6,200
Claims settled/dismissed during the year	(9,000)	(5,400)	(8,000)

Pending claims, end of year	117,400	124,000	125,500

Payments(1)	$22	$19	$22

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.

We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.

We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $127 million and $125 million at December 31, 2007 and 2006, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $76 million at December 31, 2007 and $63 million at December 31, 2006. At December 31, 2007, our liability with respect to asserted claims and related defense costs was $51 million, compared to $62 million at December 31, 2006. At December 31, 2007, we estimate that it is reasonably possible

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Liabilities (continued)

that our gross liabilities could exceed our recorded reserve by $20 to $30 million, approximately 50% of which would be recoverable by our accessible policy limits.

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

Based upon a model employed by Bates, as of December 31, 2007, (i) we had recorded a receivable related to asbestos claims of $71 million, compared to $66 million at December 31, 2006, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. Of these amounts, $8 million and $9 million were included in Current Assets as part of Accounts receivable at December 31, 2007 and 2006, respectively. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

We believe that, at December 31, 2007, we had at least approximately $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $71 million insurance receivable recorded at December 31, 2007. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs, available with our primary insurance carriers through coverage-in-place agreements at December 31, 2007.

We believe that our reserve for asbestos claims, and the receivable for recoveries from insurance carriers recorded in respect of these claims, reflect reasonable and probable estimates of these amounts, subject to the exclusion of claims for which it is not feasible to make reasonable estimates. The estimate of the assets and liabilities related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in:

•	the litigation environment,

•	Federal and state law governing the compensation of asbestos claimants,

•	recoverability of receivables due to potential insolvency of carriers,

•	our approach to defending and resolving claims, and

•	the level of payments made to claimants from other sources, including other defendants and 524(g) trusts.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Liabilities (continued)

rubber hose product used in hydronic radiant heating systems, known as Entran II. On October 19, 2004, the amended settlement received court approval. As a result, we made cash contributions to a settlement fund of $130 million through 2007 and will make additional contributions of $20 million in 2008. In addition to these annual payments, we contributed approximately $174 million received from insurance contributions to the settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters. We had recorded liabilities related to Entran II claims totaling $193 million and $217 million at December 31, 2007 and 2006, respectively.

Fewer than 40 sites remain opted-out of the amended settlement. Although any liability resulting from the opt-outs will not be covered by the amended settlement, we will be entitled to assert a proxy claim against the settlement fund for the payment such claimant would have been entitled to under the amended settlement. We are also entitled to a proxy claim for any liability resulting from certain actions in which we have received an adverse judgment (which may be less than a claimant receives in an award of damages).

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

Tax Matters

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

VEBA Litigation

On December 28, 2006, members of the USW ratified the terms of a new master labor agreement ending a strike that began on October 5, 2006. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent VEBA intended to provide healthcare

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Liabilities (continued)

benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. On October 29, 2007, the parties filed the signed settlement agreement with the District Court, and on December 14, 2007, the District Court preliminarily approved the settlement agreement and established the date for a hearing regarding the settlement. We have committed to contribute $1 billion to the VEBA. We plan to make our contributions to the VEBA entirely in cash following the District Court’s approval of the settlement. In the event that the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement.

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

Other Financing

We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate or customer. At December 31, 2007, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled approximately $35 million. The affiliate and customer guarantees expire at various times through 2008 and 2019, respectively. We are unable to estimate the extent to which our affiliates’ or customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that affiliate or customer.

Indemnifications

At December 31, 2007, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Liabilities (continued)

Warranty

We had recorded $20 million and $22 million for potential claims under warranties offered by us at December 31, 2007 and 2006, respectively, the majority of which is recorded in Other current liabilities at December 31, 2007 and 2006.

Note 20.	Change in Estimate

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

Note 21.	Asset Dispositions

On July 31, 2007, we completed the sale of substantially all of the business activities and operations of our Engineered Products business segment. For information regarding the sale, refer to the Note to the Consolidated Financial Statements No. 17, Discontinued Operations.

On December 21, 2007, substantially all of the assets of North American Tire’s tire and wheel assembly operation were sold. As a result of the sale, we recorded an after-tax charge of $36 million ($35 million net of minority interest) in the fourth quarter of 2007, primarily relating to the loss on the sale of the assets.

On December 29, 2006, we completed the sale of our North American and Luxembourg tire fabric operations. We received approximately $77 million for the net assets sold and recorded a gain of approximately $9 million on the sale.

On August 9, 2005, we completed the sale of our 95% ownership in Goodyear Sumatra Plantations, our natural rubber plantation in Indonesia, at a sales price of approximately $70 million.

On September 1, 2005, we completed the sale of our Wingtack adhesive resins business. We received approximately $55 million in cash proceeds and retained an additional $10 million of working capital and recorded a gain within Other (Income) and Expense of approximately $24 million on the sale.

On December 28, 2005, we completed the sale of our North American farm tire assets. The sale included our farm tire manufacturing plant, property and equipment in Freeport, Illinois, and inventories. We also entered into a license agreement with the buyer, under which the buyer will pay a royalty to manufacture and sell Goodyear branded farm tires in North America. We received $100 million for these assets and recorded a loss within Other (Income) and Expense of approximately $73 million on the sale, primarily related to pension and retiree medical costs.

Note 22.	Common Stock

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Equity Offering

On May 22, 2007, we completed a public equity offering of 26,136,363 common shares, which included the exercise of the over-allotment option of 3,409,091 common shares, at a price of $33.00 per share, raising $862 million before offering costs. We paid $28 million in underwriting discounts and commissions and approximately $1 million in offering expenses.

Note 24.	Consolidating Financial Information

Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $650 million outstanding principal amount of senior secured notes due 2011 (consisting of $450 million outstanding principal amount of 11% senior secured notes and $200 million outstanding principal amount of senior secured floating rate notes), the $260 million outstanding principal amount of 9% senior notes due 2015 and the $825 million outstanding principal amount of senior notes (consisting of $325 million outstanding principal amount of 8.625% senior notes due 2011 and $500 million outstanding principal amount of senior floating rate notes due 2009) (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

(i)	The Goodyear Tire & Rubber Company (the “Parent Company”), the issuer of the guaranteed obligations;

(ii)	Guarantor subsidiaries, on a combined basis, as specified in the indentures related to Goodyear’s obligations under the notes;

(iii)	Non-guarantor subsidiaries, on a combined basis;

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

Certain non-guarantor subsidiaries of the Parent Company are restricted from remitting funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or restrictions in credit agreements or other debt instruments of those subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Balance Sheet
	December 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets:
Cash and cash equivalents	$2,516	$25	$922	$—	$3,463
Restricted cash	178	—	13	—	191
Accounts receivable	837	207	2,059	—	3,103
Accounts receivable from affiliates	—	920	69	(989)	—
Inventories	1,356	296	1,575	(63)	3,164
Prepaid expenses and other current assets	97	12	145	(3)	251

Total Current Assets	4,984	1,460	4,783	(1,055)	10,172
Goodwill	—	25	487	201	713
Intangible Assets	110	18	56	(17)	167
Deferred Income Tax	—	16	82	(15)	83
Other Assets and Prepaid Pension Assets	221	44	193	—	458
Investments in Subsidiaries	4,842	622	3,298	(8,762)	—
Property, Plant and Equipment	1,967	228	3,389	14	5,598

Total Assets	$12,124	$2,413	$12,288	$(9,634)	$17,191

Liabilities:
Current Liabilities:
Accounts payable-trade	$680	$79	$1,663	$—	$2,422
Accounts payable to affiliates	989	—	—	(989)	—
Compensation and benefits	552	35	310	—	897
Other current liabilities	520	18	215	—	753
United States and foreign taxes	66	13	123	(6)	196
Notes payable and overdrafts	—	—	225	—	225
Long term debt and capital leases due within one year	102	—	69	—	171

Total Current Liabilities	2,909	145	2,605	(995)	4,664
Long Term Debt and Capital Leases	3,750	—	579	—	4,329
Compensation and Benefits	2,053	232	1,119	—	3,404
Deferred and Other Noncurrent Income Taxes	76	22	187	(11)	274
Other Long Term Liabilities	486	42	139	—	667
Minority Equity in Subsidiaries	—	—	773	230	1,003

Total Liabilities	9,274	441	5,402	(776)	14,341
Commitments and Contingent Liabilities Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	240	617	4,512	(5,129)	240
Capital Surplus	2,660	5	786	(791)	2,660
Retained Earnings	1,602	1,644	2,379	(4,023)	1,602
Accumulated Other Comprehensive Loss	(1,652)	(294)	(791)	1,085	(1,652)

Total Shareholders’ Equity (Deficit)	2,850	1,972	6,886	(8,858)	2,850

Total Liabilities and Shareholders’ Equity (Deficit)	$12,124	$2,413	$12,288	$(9,634)	$17,191

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Balance Sheet
	December 31, 2006
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets:
Cash and cash equivalents	$2,626	$37	$1,199	$—	$3,862
Restricted cash	202	—	12	—	214
Accounts receivable	693	198	1,909	—	2,800
Accounts receivable from affiliates	—	858	242	(1,100)	—
Inventories	1,031	269	1,345	(44)	2,601
Prepaid expenses and other current assets	142	6	129	12	289
Current assets of discontinued operations	305	6	246	(144)	413

Total Current Assets	4,999	1,374	5,082	(1,276)	10,179
Goodwill	—	24	452	186	662
Intangible Assets	111	28	55	(28)	166
Deferred Income Tax	—	1	149	—	150
Other Assets and Prepaid Pension Assets	255	24	174	—	453
Long Term Assets of Discontinued Operations	196	—	176	(20)	352
Investments in Subsidiaries	4,286	539	3,166	(7,991)	—
Property, Plant and Equipment	1,860	228	2,958	21	5,067

Total Assets	$11,707	$2,218	$12,212	$(9,108)	$17,029

Liabilities:
Current Liabilities:
Accounts payable-trade	$436	$72	$1,437	$—	$1,945
Accounts payable to affiliates	1,100	—	—	(1,100)	—
Compensation and benefits	585	42	256	—	883
Other current liabilities	562	15	234	—	811
Current liabilities of discontinued operations	74	138	86	(141)	157
United States and foreign taxes	59	18	145	—	222
Notes payable and overdrafts	—	—	243	—	243
Long term debt and capital leases due within one year	339	—	66	—	405

Total Current Liabilities	3,155	285	2,467	(1,241)	4,666
Long Term Debt and Capital Leases	5,647	1	914	—	6,562
Compensation and Benefits	3,301	297	1,337	—	4,935
Long Term Liabilities of Discontinued Operations	6	—	41	—	47
Deferred and Other Noncurrent Income Taxes	69	5	238	8	320
Other Long Term Liabilities	287	5	88	—	380
Minority Equity in Subsidiaries	—	—	671	206	877

Total Liabilities	12,465	593	5,756	(1,027)	17,787
Commitments and Contingent Liabilities
Shareholders’ Equity (Deficit):
Preferred Stock	—	—	—	—	—
Common Stock	178	616	4,487	(5,103)	178
Capital Surplus	1,427	5	869	(874)	1,427
Retained Earnings	968	1,441	2,443	(3,884)	968
Accumulated Other Comprehensive Loss	(3,331)	(437)	(1,343)	1,780	(3,331)

Total Shareholders’ Equity (Deficit)	(758)	1,625	6,456	(8,081)	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$11,707	$2,218	$12,212	$(9,108)	$17,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2007
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$7,944	$1,988	$19,136	$(9,424)	$19,644
Cost of Goods Sold	7,096	1,736	16,662	(9,574)	15,920
Selling, Administrative and General Expense	1,053	187	1,546	(24)	2,762
Rationalizations	—	14	35	—	49
Interest Expense	417	39	285	(291)	450
Other (Income) and Expense	(231)	(31)	(201)	462	(1)

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest, and Equity in Earnings of Subsidiaries	(391)	43	809	3	464
United States and Foreign Taxes	30	6	220	(1)	255
Minority Interest	—	—	70	—	70
Equity in Earnings of Subsidiaries	560	36	—	(596)	—

Income (Loss) from Continuing Operations	139	73	519	(592)	139
Discontinued Operations	463	4	164	(168)	463

Net Income (Loss)	$602	$77	$683	$(760)	$602

	Twelve Months Ended December 31, 2006
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$7,914	$2,041	$17,143	$(8,347)	$18,751
Cost of Goods Sold	7,507	1,780	14,981	(8,532)	15,736
Selling, Administrative and General Expense	987	182	1,379	(2)	2,546
Rationalizations	129	61	121	—	311
Interest Expense	410	39	202	(204)	447
Other (Income) and Expense	(265)	(8)	(206)	392	(87)

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest, and Equity in Earnings of Subsidiaries	(854)	(13)	666	(1)	(202)
United States and Foreign Taxes	(28)	54	36	(2)	60
Minority Interest	—	—	111	—	111
Equity in Earnings of Subsidiaries	453	52	—	(505)	—

Income (Loss) from Continuing Operations	(373)	(15)	519	(504)	(373)
Discontinued Operations	43	1	54	(55)	43

Net Income (Loss)	$(330)	$(14)	$573	$(559)	$(330)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2005
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$8,189	$1,928	$15,605	$(7,624)	$18,098
Cost of Goods Sold	7,297	1,686	13,329	(7,777)	14,535
Selling, Administrative and General Expense	1,068	179	1,393	(6)	2,634
Rationalizations	(3)	1	9	—	7
Interest Expense	364	37	184	(177)	408
Other (Income) and Expense	(77)	(58)	(140)	337	62

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest, and Equity in Earnings of Subsidiaries	(460)	83	830	(1)	452
United States and Foreign Taxes	(10)	10	235	(2)	233
Minority Interest	—	—	95	—	95
Equity in Earnings of Subsidiaries	568	50	—	(618)	—

Income (Loss) from Continuing Operations	118	123	500	(617)	124
Discontinued Operations	115	2	40	(42)	115

Income (Loss) before Cumulative Effect of Accounting Change	233	125	540	(659)	239
Cumulative Effect of Accounting Change	(5)	—	(6)	—	(11)

Net Income (Loss)	$228	$125	$534	$(659)	$228

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total operating cash flows from continuing operations	$(363)	$(264)	$1,761	$(1,042)	$92
Operating cash flows from discontinued operations	(4)	(8)	12	13	13

Total Cash Flow From Operating Activities	(367)	(272)	1,773	(1,029)	105
Cash Flows From Investing Activities:
Capital expenditures	(289)	(16)	(430)	(4)	(739)
Asset dispositions	107	9	81	(90)	107
Asset acquisitions	—	—	(90)	90	—
Capital contributions	(11)	—	(151)	162	—
Capital redemptions	55	4	27	(86)	—
Decrease (increase) in restricted cash	24	—	(1)	—	23
Loans with affiliates acquired	(465)	—	—	465	—
Loans with affiliates redeemed	646	44	—	(690)	—
Other transactions	—	—	3	—	3

Total investing cash flows from continuing operations	67	41	(561)	(153)	(606)
Investing cash flows from discontinued operations	1,060	115	248	12	1,435

Total Cash Flows From Investing Activities	1,127	156	(313)	(141)	829
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	—	21	—	21
Short term debt and overdrafts paid	(6)	(10)	(65)	—	(81)
Long term debt incurred	—	—	142	—	142
Long term debt paid	(1,790)	(1)	(536)	—	(2,327)
Loans with affiliates incurred	—	122	343	(465)	—
Loans with affiliates paid	—	(11)	(679)	690	—
Common stock issued	937	—	—	—	937
Capital contributions	—	—	162	(162)	—
Capital redemptions	—	—	(74)	74	—
Dividends paid	—	—	(1,105)	1,005	(100)
Debt retirement costs	(11)	—	(7)	—	(18)

Total financing cash flows from continuing operations	(870)	100	(1,798)	1,142	(1,426)
Financing cash flows from discontinued operations	—	—	(37)	28	(9)

Total Cash Flows From Financing Activities	(870)	100	(1,835)	1,170	(1,435)
Net Change in Cash of Discontinued Operations	—	—	27	—	27
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	4	71	—	75

Net Change in Cash and Cash Equivalents	(110)	(12)	(277)	—	(399)
Cash and Cash Equivalents at Beginning of the Year	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Year	$2,516	$25	$922	$—	$3,463

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2006
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total operating cash flows from continuing operations	$233	$12	$715	$(515)	$445
Operating cash flows from discontinued operations	64	—	101	(50)	115

Total Cash Flow From Operating Activities	297	12	816	(565)	560
Cash Flows From Investing Activities:
Capital expenditures	(244)	(14)	(373)	(6)	(637)
Asset dispositions	49	1	111	(34)	127
Asset acquisitions	(71)	—	(5)	35	(41)
Capital contributions	(1)	(10)	—	11	—
Decrease in restricted cash	26	—	1	—	27
Other transactions	26	—	—	—	26

Total investing cash flows from continuing operations	(215)	(23)	(266)	6	(498)
Investing cash flows from discontinued operations	(20)	—	(21)	7	(34)

Total Cash Flows From Investing Activities	(235)	(23)	(287)	13	(532)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	4	73	—	77
Short term debt and overdrafts paid	(64)	—	(37)	—	(101)
Long term debt incurred	1,970	—	275	—	2,245
Long term debt paid	(402)	—	(99)	—	(501)
Common stock issued	12	—	—	—	12
Capital contributions	—	11	—	(11)	—
Dividends paid	—	(8)	(597)	536	(69)
Debt issuance costs	(15)	—	—	—	(15)

Total financing cash flows from continuing operations	1,501	7	(385)	525	1,648
Financing cash flows from discontinued operations	(3)	6	(31)	27	(1)

Total Cash Flows From Financing Activities	1,498	13	(416)	552	1,647
Net Change in Cash of Discontinued Operations	1	—	(11)	—	(10)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	59	—	59

Net Change in Cash and Cash Equivalents	1,561	2	161	—	1,724
Cash and Cash Equivalents at Beginning of the Year	1,065	35	1,038	—	2,138

Cash and Cash Equivalents at End of the Year	$2,626	$37	$1,199	$—	$3,862

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2005
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total operating cash flows from continuing operations	$106	$42	$994	$(362)	$780
Operating cash flows from discontinued operations	93	—	55	(42)	106

Total Cash Flows From Operating Activities	199	42	1,049	(404)	886
Cash Flows From Investing Activities:
Capital expenditures	(229)	(12)	(353)	(7)	(601)
Asset dispositions	248	1	14	(6)	257
Asset acquisitions	—	—	(6)	6	—
Capital contributions	(11)	—	(202)	213	—
Capital redemptions	51	—	93	(144)	—
Decrease (increase) in restricted cash	(82)	—	2	—	(80)
Other transactions	5	(1)	12	—	16

Total investing cash flows from continuing operations	(18)	(12)	(440)	62	(408)
Investing cash flows from discontinued operations	(20)	—	(13)	—	(33)

Total Cash Flows From Investing Activities	(38)	(12)	(453)	62	(441)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	6	7	25	—	38
Short term debt and overdrafts paid	—	—	(7)	—	(7)
Long term debt incurred	1,921	—	369	—	2,290
Long term debt paid	(1,969)	(1)	(420)	—	(2,390)
Common stock issued	7	—	—	—	7
Capital contributions	—	—	213	(213)	—
Capital redemptions	—	(51)	(93)	144	—
Dividends paid	—	—	(436)	384	(52)
Debt issuance costs	(67)	—	—	—	(67)

Total financing cash flows from continuing operations	(102)	(45)	(349)	315	(181)
Financing cash flows from discontinued operations	3	—	(27)	27	3

Total Cash Flows From Financing Activities	(99)	(45)	(376)	342	(178)
Net Change in Cash of Discontinued Operations	(1)	—	(1)	—	(2)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(62)	—	(62)

Net Change in Cash and Cash Equivalents	61	(15)	157	—	203
Cash and Cash Equivalents at Beginning of the Year	1,004	50	881	—	1,935

Cash and Cash Equivalents at End of the Year	$1,065	$35	$1,038	$—	$2,138

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Supplementary Data
(Unaudited)

Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2007
Net Sales	$4,499	$4,921	$5,064	$5,160	$19,644
Gross Profit	758	954	1,013	999	3,724
Income (Loss) from Continuing Operations	(110)	29	159	61	139
Discontinued Operations	(64)	27	509	(9)	463

Net Income (Loss)	$(174)	$56	$668	$52	$602

Per Share — Basic:
Income (Loss) from Continuing Operations	$(0.61)	$0.15	$0.76	$0.28	$0.70
Discontinued Operations	(0.35)	0.13	2.41	(0.04)	2.30

Net Income (Loss)	$(0.96)	$0.28	$3.17	$0.24	$3.00

Per Share — Diluted:
Income (Loss) from Continuing Operations	$(0.61)	$0.14	$0.67	$0.27	$0.65
Discontinued Operations	(0.35)	0.12	2.08	(0.04)	2.00

Net Income (Loss)(a)	$(0.96)	$0.26	$2.75	$0.23	$2.65

Weighted Average Shares Outstanding — Basic	180	196	211	216	201
— Diluted	180	231	244	239	232
Price Range of Common Stock:* High	$32.16	$36.59	$36.90	$31.36	$36.90
Low	21.40	30.96	23.83	25.34	21.40
Selected Balance Sheet Items at Quarter-End:
Total Assets	$15,861	$16,504	$17,042	$17,191
Total Debt and Capital Leases	5,826	5,453	5,057	4,725
Shareholders’ Equity (Deficit)	(90)	970	1,799	2,850

(a)	Due to the anti-dilutive impact of potentially dilutive securities in periods which we recorded a net loss, the quarterly earnings per share amounts do not add to the full year.

*	New York Stock Exchange — Composite Transactions

The first quarter of 2007 included after-tax pension plan curtailment and termination charges of $136 million, primarily related to the announced benefit plan changes, after-tax rationalization charges, including accelerated depreciation, of $37 million primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities, and approximately $40 million of costs associated with the USW strike. Of these amounts, discontinued operations included after-tax charges of $72 million related to pension plan curtailment and termination costs, after-tax rationalization charges, including accelerated depreciation, of $9 million, and approximately $6 million of costs associated with the USW strike.

The second quarter of 2007 included after-tax rationalization charges, including accelerated depreciation, of $20 million primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities. Also included were after-tax charges of $33 million related to the redemption of long term debt, $14 million of debt issuance costs written-off in connection with our refinancing activities, a gain of $9 million related to asset sales, and a tax benefit of $11 million related to an out-of-period tax adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia. Of these amounts, discontinued operations included after-tax rationalization charges, including accelerated depreciation, of $3 million.

The third quarter of 2007 included an after-tax gain on the sale of our Engineered Products business of $517 million and after-tax rationalization charges, including accelerated depreciation, of $6 million, primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities. Also included was a gain of $11 million related to asset sales. Of these amounts, discontinued operations included an after-tax gain on the sale of $517 million.

The fourth quarter of 2007 included an after-tax gain of $16 million on the sale of assets in the UK, an after-tax loss of $36 million ($35 million after minority interest) on the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation, and an after-tax charge of $17 million related to the conversion of our 4% convertible senior notes due 2034. Also included were after-tax rationalization charges, including accelerated depreciation, of $26 million, primarily related to the reduction of tire production at two facilities in Amiens, France and the elimination of tire production at our Tyler, Texas facility. Discontinued operations included after-tax expense adjustments to the gain on the sale of our Engineered Products business of $9 million.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2006
Net Sales	$4,462	$4,738	$4,913	$4,638	$18,751
Gross Profit	854	786	853	522	3,015
(Loss) Income from Continuing Operations	46	(33)	(76)	(310)	(373)
Discontinued Operations	28	35	28	(48)	43

Net (Loss) Income	$74	$2	$(48)	$(358)	$(330)

Per Share — Basic:
(Loss) Income from Continuing Operations	$0.26	$(0.19)	$(0.43)	$(1.74)	$(2.11)
Discontinued Operations	0.16	0.20	0.16	(0.28)	0.25

Net (Loss) Income	$0.42	$0.01	$(0.27)	$(2.02)	$(1.86)

Per Share — Diluted:
(Loss) Income from Continuing Operations	$0.24	$(0.19)	$(0.43)	$(1.74)	$(2.11)
Discontinued Operations	0.13	0.20	0.16	(0.28)	0.25

Net (Loss) Income(a)	$0.37	$0.01	$(0.27)	$(2.02)	$(1.86)

Weighted Average Shares Outstanding — Basic	177	177	177	178	177
— Diluted	207	177	177	178	177
Price Range of Common Stock:* High	$19.31	$15.42	$15.07	$21.35	$21.35
Low	12.78	10.35	9.75	13.61	9.75
Selected Balance Sheet Items at Quarter-End:
Total Assets	$15,692	$15,921	$15,968	$17,029
Total Debt and Capital Leases	5,247	5,295	5,401	7,210
Shareholders’ Equity (Deficit)	193	222	176	(758)

(a)	Due to the anti-dilutive impact of potentially dilutive securities in periods which we recorded a net loss, the quarterly earnings per share amounts do not add to the full year.

*	New York Stock Exchange — Composite Transactions

The first quarter of 2006 included after-tax gains of $32 million related to favorable settlements with certain raw material suppliers and after-tax rationalization charges including accelerated depreciation and asset write-offs of $32 million primarily related to the closure of the Washington, United Kingdom facility. The first quarter also included an after-tax pension plan curtailment gain of approximately $13 million and an after-tax gain of $10 million resulting from the favorable resolution of a legal matter in Latin American Tire. Of these amounts, Discontinued Operations included after-tax gains of $5 million related to favorable settlements with certain raw material suppliers and after-tax rationalization charges of $2 million.

The second quarter of 2006 included after-tax rationalization charges, including accelerated depreciation and asset write-offs of $63 million primarily related to the closure of the Upper Hutt, New Zealand facility.

The third quarter of 2006 included after-tax rationalization charges, including accelerated depreciation and asset write-offs, of $133 million primarily related to the elimination of tire production at our Tyler, Texas facility and an after-tax gain of $11 million as a result of favorable settlements with certain raw material suppliers. Of these amounts, Discontinued Operations included after-tax rationalization charges including accelerated depreciation and asset write-offs of $2 million, and an after-tax gain of $11 million as a result of favorable settlements with certain raw material suppliers.

The fourth quarter of 2006 included after-tax rationalization charges including accelerated depreciation and asset write-offs of $184 million related to the elimination of tire production at our Valleyfield, Quebec and Tyler, Texas facilities and the closure of our Casablanca, Morocco facility. The fourth quarter also included after-tax costs of $367 million related to the USW strike and net favorable tax adjustments of $153 million primarily related to the settlement of an uncertain tax position regarding a reorganization of certain legal entities in 2001. Of these amounts, Discontinued Operations included after-tax rationalization charges including accelerated depreciation and asset write-offs of $6 million. Discontinued operations also included after-tax costs of $48 million related to the USW strike.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2007 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 59 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, and the effectiveness of internal control over financial reporting is presented on pages 60 through 61 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 2008 to be filed with the Commission pursuant to Regulation 14A.

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

Corporate Governance Guidelines — Certain Committee Charters

Goodyear has adopted Corporate Governance Guidelines as well as charters for its Audit, Compensation and Governance Committees. These documents are available on Goodyear’s website at http://www.goodyear.com/investor/investor_governance.html. Shareholders may request a free copy of any of these documents from the address and phone number set forth above under “Code of Business Conduct and Code of Ethics.” The information contained on our Web site is not incorporated by reference into this Annual Report on Form 10-K.

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

3. Exhibits required to be filed by Item 601 of Regulation S-K:  See the Index of Exhibits at pages X-1 through X-8 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: February 14, 2008	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2008	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 14, 2008	/s/ W. Mark Schmitz W. Mark Schmitz, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2008	/s/ Thomas A. Connell Thomas A. Connell, Vice President and Controller (Principal Accounting Officer)

Date: February 14, 2008	JAMES C. BOLAND, Director
 JOHN G. BREEN, Director
 JAMES A. FIRESTONE, Director
 WILLIAM J. HUDSON JR., Director
 W. ALAN McCOLLOUGH, Director
 STEVEN A. MINTER, Director
 DENISE M. MORRISON, Director
 RODNEY O’NEAL, Director
 SHIRLEY D. PETERSON, Director
 G. CRAIG SULLIVAN, Director
 THOMAS H. WEIDEMEYER, Director
 MICHAEL R. WESSEL, Director

/s/ W. Mark Schmitz W. Mark Schmitz, Signing as Attorney-in-Fact for the Directors whose names appear opposite

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2007	2006	2005

Net Sales	$7,944	$7,914	$8,189
Cost of Goods Sold	7,096	7,507	7,297
Selling, Administrative and General Expense	1,053	987	1,068
Rationalizations	—	129	(3)
Interest Expense	417	410	364
Other (Income) and Expense	(231)	(265)	(77)

Loss from Continuing Operations before Income Taxes and Equity in Earnings of Subsidiaries	(391)	(854)	(460)
United States and Foreign Taxes	30	(28)	(10)
Equity in Earnings of Subsidiaries	560	453	568

Income (Loss) from Continuing Operations	139	(373)	118
Discontinued Operations	463	43	115

Income (Loss) before Cumulative Effect of Accounting Change	602	(330)	233
Cumulative Effect of Accounting Change	—	—	(5)

Net Income (Loss)	$602	$(330)	$228

Net Income (Loss) Per Share — Basic
Income (Loss) from Continuing Operations	$0.70	$(2.11)	$0.67
Discontinued Operations	2.30	0.25	0.66

Income (Loss) before Cumulative Effect of Accounting Change	3.00	(1.86)	1.33
Cumulative Effect of Accounting Change	—	—	(0.03)

Net Income (Loss)	$3.00	$(1.86)	$1.30

Weighted Average Shares Outstanding	201	177	176
Net Income (Loss) Per Share — Diluted
Income (Loss) from Continuing Operations	$0.65	$(2.11)	$0.63
Discontinued Operations	2.00	0.25	0.55

Income (Loss) before Cumulative Effect of Accounting Change	2.65	(1.86)	1.18
Cumulative Effect of Accounting Change	—	—	(0.02)

Net Income (Loss)	$2.65	$(1.86)	$1.16

Weighted Average Shares Outstanding	232	177	209

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY BALANCE SHEETS

	December 31,
(Dollars in millions)	2007	2006

Assets
Current Assets:
Cash and Cash Equivalents	$2,516	$2,626
Restricted Cash	178	202
Accounts Receivable, less allowance — $24 ($24 in 2006)	837	693
Inventories:
Raw Materials	256	338
Work in Process	57	44
Finished Products	1,043	649

	1,356	1,031
Prepaid Expenses and Other Current Assets	97	142
Current Assets of Discontinued Operations	—	305

Total Current Assets	4,984	4,999
Intangible Assets	110	111
Other Assets and Prepaid Pension Assets	221	255
Long Term Assets of Discontinued Operations	—	196
Investments in Subsidiaries	4,842	4,286
Property, Plant and Equipment, less accumulated depreciation — $4,250 ($4,114 in 2006)	1,967	1,860

Total Assets	$12,124	$11,707

Liabilities
Current Liabilities:
Accounts payable-trade	$680	$436
Accounts payable to affiliates	989	1,100
Compensation and benefits	552	585
Other current liabilities	520	562
Current liabilities of discontinued operations	—	74
United States and foreign taxes	66	59
Long term debt and capital leases due within one year	102	339

Total Current Liabilities	2,909	3,155
Long Term Debt and Capital Leases	3,750	5,647
Compensation and Benefits	2,053	3,301
Long Term Liabilities of Discontinued Operations	—	6
Deferred and Other Noncurrent Income Taxes	76	69
Other Long Term Liabilities	486	287

Total Liabilities	9,274	12,465
Commitments and Contingent Liabilities
Shareholders’ Equity (Deficit)
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450,000,000 shares in 2007 and 2006 Outstanding shares, 240,122,374 (178,218,970 in 2006)	240	178
Capital Surplus	2,660	1,427
Retained Earnings	1,602	968
Accumulated Other Comprehensive Loss	(1,652)	(3,331)

Total Shareholders’ Equity (Deficit)	2,850	(758)

Total Liabilities and Shareholders’ Equity (Deficit)	$12,124	$11,707

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity (Deficit)

Balance at December 31, 2004
(after deducting 20,059,029 treasury shares)	175,619,639	$176	$1,392	$1,070	$(2,564)	$74
Comprehensive income (loss):
Net income				228		228
Foreign currency translation (net of tax of $0)					(201)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					48
Minimum pension liability (net of tax of $23)					(97)
Unrealized investment gain (net of tax of $0)					18
Deferred derivative loss (net of tax of $0)					(21)
Reclassification adjustment for amounts recognized in income (net of tax of $(1))					17

Other comprehensive income (loss)						(236)

Total comprehensive income (loss)						(8)
Common stock issued from treasury:
Stock-based compensation plans	890,112	1	6			7

Balance at December 31, 2005
(after deducting 19,168,917 treasury shares)	176,509,751	177	1,398	1,298	(2,800)	73
Comprehensive income (loss):
Net loss				(330)		(330)
Foreign currency translation (net of tax of $0)					233
Reclassification adjustment for amounts recognized in income (net of tax of $0)					2
Additional pension liability (net of tax of $38)					439
Unrealized investment loss (net of tax of $0)					(4)
Deferred derivative gain (net of tax of $0)					1
Reclassification adjustment for amounts recognized in income (net of tax of $(3))					(3)

Other comprehensive income (loss)						668

Total comprehensive income (loss)						338
Adjustment to initially apply FASB Statement No. 158 for pension and OPEB (net of tax of $49)					(1,199)	(1,199)
Common stock issued from treasury:
Stock-based compensation plans	1,709,219	1	11			12
Stock-based compensation			18			18

Balance at December 31, 2006
(after deducting 17,459,698 treasury shares)	178,218,970	178	1,427	968	(3,331)	(758)
Adjustment for adoption of FIN 48 (Note 14)				32		32
Comprehensive income (loss):
Net income				602		602
Foreign currency translation (net of tax of $1)					482
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(13)
Prior service credit from defined benefit plan amendments (net of minority interest of $3)					488
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8 and minority interest of $14)					154
Decrease in net actuarial losses (net of tax of $21 and minority interest of $28)					445
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $10 and minority interest of $2)					137
Unrealized investment loss (net of tax of $0)					(14)
Other comprehensive income (loss)						1,679

Total comprehensive income (loss)						2,281
Issuance of shares for public equity offering	26,136,363	26	808			834
Issuance of shares for conversion of debt	28,728,852	29	307			336
Common stock issued from treasury:
Stock-based compensation plans	7,038,189	7	96			103
Stock-based compensation			22			22

Balance at December 31, 2007
(after deducting 10,438,287 treasury shares)	240,122,374	$240	$2,660	$1,602	$(1,652)	$2,850

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2007	2006	2005

Cash Flows from Operating Activities:
Total operating cash flows from continuing operations	$(363)	$233	$106
Operating cash flows from discontinued operations	(4)	64	93

Total cash flows from operating activities	(367)	297	199
Cash Flows from Investing Activities:
Capital expenditures	(289)	(244)	(229)
Asset dispositions	107	49	248
Asset acquisitions	—	(71)	—
Capital contributions to subsidiaries	(11)	(1)	(11)
Capital redemptions from subsidiaries	55	—	51
Decrease (increase) in restricted cash	24	26	(82)
Loans with affiliates acquired	(465)	—	—
Loans with affiliates redeemed	646	—	—
Other transactions	—	26	5

Total investing cash flows from continuing operations	67	(215)	(18)
Investing cash flows from discontinued operations	1,060	(20)	(20)

Total Cash Flows From Investing Activities	1,127	(235)	(38)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	6
Short term debt and overdrafts paid	(6)	(64)	—
Long term debt incurred	—	1,970	1,921
Long term debt paid	(1,790)	(402)	(1,969)
Common stock issued	937	12	7
Debt retirement costs	(11)	—	—
Debt issuance costs	—	(15)	(67)

Total financing cash flows from continuing operations	(870)	1,501	(102)
Financing cash flows from discontinued operations	—	(3)	3

Total cash flows from Financing Activities	(870)	1,498	(99)
Net Change in Cash of Discontinued Operations	—	1	(1)

Net Change in Cash and Cash Equivalents	(110)	1,561	61
Cash and Cash Equivalents at Beginning of the Year	2,626	1,065	1,004

Cash and Cash Equivalents at End of the Year	$2,516	$2,626	$1,065

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2007, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company has pledged a significant portion of its assets as collateral. The collateral included first, second and third priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets (excluding the sale of properties located in Akron, Ohio), incur restrictions on the ability of the Parent Company’s subsidiaries to pay dividends to the Parent Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of the Parent Company’s assets. These covenants are subject to significant exceptions and qualifications. The primary credit facilities permit the Parent Company to pay dividends on its common stock as long as no default will have occurred and be continuing under those facilities, the Parent Company can incur additional indebtedness under the facilities following the dividend payment, and certain financial tests are satisfied.

In addition, in the event that the availability under the Parent Company’s first lien facility plus the aggregate amount of Available Cash is less than $150 million, the Parent Company will not be permitted to allow the ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash”, “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the first lien facility. As provided in the Parent Company’s second lien term loan facility, if the Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before the Parent Company may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, the Parent Company must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the second lien term loan facility. For further information, refer to the Note to the Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments.

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2007 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2008	2009	2010	2011	2012

Debt maturities	$102	$499	$3	$1,626	$3

Our $650 million senior secured notes due 2011 are included in the table above as maturing in 2011. However, on February 1, 2008, we called for the redemption of all outstanding amounts on March 3, 2008.

COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2007, the Parent Company did not have off-balance sheet financial guarantees written and other commitments.

At December 31, 2007, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

DIVIDENDS

The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2007, 2006 and 2005.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)

The following table presents dividends received during 2007, 2006 and 2005:

(In millions)	2007	2006	2005

Consolidated subsidiaries	$562	$247	$290
50% or less-owned persons	—	—	1

	$562	$247	$291

There were no stock dividends received from consolidated subsidiaries in 2007 and in 2006. In 2005, dividends received from consolidated subsidiaries included stock dividends of $16 million.

SUPPLEMENTAL CASH FLOW INFORMATION

The Parent Company made cash payments for interest in 2007, 2006 and 2005 of $455 million, $410 million and $349 million, respectively. The Parent Company had net cash receipts for income taxes in 2007, 2006 and 2005 of $4 million, $6 million and $19 million, respectively.

INTERCOMPANY TRANSACTIONS

The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2007	2006	2005

Sales	$1,165	$1,166	$1,236
Cost of Goods Sold	1,157	1,160	1,240
Interest Expense	36	33	22
Other (Income) and Expense	(437)	(422)	(391)

Income before Income Taxes	$409	$395	$365

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

	Balance	Additions					Translation
	at	Charged	Charged	Acquired	Deductions		adjustment	Balance
	beginning	(credited)	(credited)	by	from		during	at end of
Description	of period	to income	to AOCL	purchase	reserves		period	period

2007

Allowance for doubtful accounts	$98	$15	$—	$—	$(31	)(a)	$6	$88
Valuation allowance — deferred tax assets	2,814	(36)	(583)	—	—		36	2,231

2006

Allowance for doubtful accounts	$124	$10	$—	$—	$(42	)(a)	$6	$98
Valuation allowance — deferred tax assets	2,051	364	366	13	(3)		23	2,814

2005

Allowance for doubtful accounts	$140	$25	$—	$—	$(33	)(a)	$(8)	$124
Valuation allowance — deferred tax assets	2,065	(8)	39	—	(18)		(27)	2,051

Note: (a) Accounts receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For Year Ended December 31, 2007

INDEX OF EXHIBITS

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).
(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005 and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).
4	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Specimen Nondenominational Certificate for Shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2007, File No. 1-1927).
(b)	Indenture, dated as of March 15, 1996, between the Company and Chemical Bank (now Wells Fargo Bank, N.A.), as Trustee, as supplemented on March 16, 1998, in respect of the Company’s 7% Notes due 2028, and March 20, 1998, in respect of the Company’s 6 3/8% Notes due 2008 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
(c)	Indenture, dated as of March 1, 1999, between the Company and The Chase Manhattan Bank (now Wells Fargo Bank, N.A.), as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), as supplemented on August 15, 2001, in respect of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).
(d)	Indenture, dated as of June 23, 2005, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 9% Senior Notes due 2015 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).
(e)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005 and August 26, 2005, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V., as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333128932).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(f)	Amended and Restated Master Subordinated Deposit Agreement dated December 10, 2004, as amended and restated on May 23, 2005 and August 26, 2005, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V., as Subordinated Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, File No. 333-128932).
(g)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V., as Complementary Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(h)	Indenture, dated as of March 12, 2004, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 11% Senior Secured Notes due 2011 and Senior Secured Floating Rate Notes due 2011 (incorporated by reference, filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(i)	Collateral Agreement, dated as of March 12, 2004, among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as Collateral Agent (incorporated by reference, filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(j)	Lien Subordination and Intercreditor Agreement, dated as of March 12, 2004, among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank and Wilmington Trust Company (incorporated by reference, filed as Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(k)	Indenture, dated as of July 2, 2004, between the Company and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 4% Convertible Senior Notes due 2034 (incorporated by reference, filed as Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(l)	Indenture, dated as of November 21, 2006, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 8.625% Senior Notes due 2011 and Senior Floating Rate Notes due 2009 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).
In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries pursuant to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10	Material Contracts
(a)	Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., BNP Paribas, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC, Wells Fargo Foothill, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(b)	Amended and Restated Second Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(c)	Amended and Restated Revolving Credit Agreement, dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the Mandated Lead Arrangers and Joint Bookrunners identified therein (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(d)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(e)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(f)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(g)	Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(h)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(i)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A., as Collateral Agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, the Company, and the subsidiaries of the Company named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(j)	Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
(k)	Amendment No. 1 to the Umbrella Agreement, dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
(l)	Amendment No. 2 to the Umbrella Agreement, dated as of April 7, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(m)	Amendment No. 3 to the Umbrella Agreement, dated as of July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(n)	Amendment No. 4 to the Umbrella Agreement, dated as of February 12, 2008, among the Company, Sumitomo Rubber Industries, Ltd. and their respective affiliates named therein.	10.1
(o)	Joint Venture Agreement for Europe, dated as of June 14, 1999, as amended by Amendment No. 1 thereto, dated as of September 1, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd. and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(p)	Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(q)	Amendment No. 1 to the Shareholders Agreement for the Europe JVC, dated April 21, 2000, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(r)	Amendment No. 2 to the Shareholders Agreement for the Europe JVC, dated July 15, 2004, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(s)	Amendment No. 3 to the Shareholders Agreement for the Europe JVC, dated August 30, 2005, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).
(t)	Memorandum of Agreement (Amendment No. 4 to the Shareholders Agreement for the Europe JVC), dated April 26, 2007, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(u)	Agreement, dated as of March 3, 2003, between the Company and Sumitomo Rubber Industries, Ltd., amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(v)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2005, File No. 1-1927).
(w)*	Forms of Stock Option Grant Agreements for options and SARs granted under the 2005 Performance Plan; Part I, Agreement for Incentive Stock Options; Part II, Agreement for Non-Qualified Stock Options; Part III, Agreement for Non-Qualified Stock Options with Tandem Stock Appreciation Rights; and Part IV, Agreement for Reinvestment Options (incorporated by reference, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(x)*	Form of Performance Share Unit Grant Agreement under the 2005 Performance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2006, File No. 1-1927).
(y)*	Form of Restricted Stock Purchase Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(z)*	2002 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
(aa)*	1997 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).
(bb)*	1989 Goodyear Performance and Equity Incentive Plan (incorporated by reference, filed as Exhibit A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, File No. 1-1927).
(cc)*	Performance Recognition Plan of the Company adopted effective January 1, 2007 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(dd)*	Executive Performance Plan of the Company effective January 1, 2004 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(ee)*	Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005, File No. 1-1927).
(ff)*	Goodyear Supplementary Pension Plan (January 1, 1995 Restatement) as amended by the First Amendment thereto, dated December 20, 2001 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(gg)*	Excess Benefit Plan of the Company, as amended and restated effective January 1, 2000 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-1927).
(hh)*	Deferred Compensation Plan for Executives, amended and restated as of January 1, 2002 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(ii)*	First Amendment to Deferred Compensation Plan for Executives, effective as of December 3, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
(jj)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, effective June 1, 1994 (incorporated by reference, filed as Exhibit B to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-1927).
(kk)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended February 27, 2007 (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(ll)*	Letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(mm)*	Supplement and amendment to letter agreement between the Company and Robert J. Keegan, dated February 3, 2004 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-1927).
(nn)*	Restricted Stock Purchase Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(oo)*	Stock Option Grant Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(pp)*	Continuity Plan for Salaried Employees, as amended and restated effective April 10, 2007 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2007, File No. 1-1927).
(qq)*	Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(rr)*	Hourly and Salaried Employees Stock Option Plan of the Company, as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1
21	Subsidiaries
(a)	List of subsidiaries of the Company at December 31, 2007.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
(b)	Consent of Bates White, LLC.	23.2
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement