Form 10-Q
period 2008-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2008-04-25
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at March 31, 2008:	240,562,789

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
EX-12.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-99.2
EX-99.3
EX-99.4

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2008	2007
NET SALES	$4,942	$4,499

Cost of Goods Sold	3,961	3,741
Selling, Administrative and General Expense	635	663
Rationalizations (Note 2)	13	15
Interest Expense	89	125
Other (Income) and Expense (Note 3)	(6)	(20)

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	250	(25)
United States and Foreign Taxes	77	63
Minority Interest	26	22

Income (Loss) from Continuing Operations	147	(110)

Discontinued Operations	—	(64)

NET INCOME (LOSS)	$147	$(174)

Income (Loss) Per Share — Basic
Income (Loss) from Continuing Operations	$0.61	$(0.61)
Discontinued Operations	—	(0.35)

Net Income (Loss) Per Share — Basic	$0.61	$(0.96)

Weighted Average Shares Outstanding (Note 4)	240	180

Income (Loss) Per Share — Diluted
Income (Loss) from Continuing Operations	$0.60	$(0.61)
Discontinued Operations	—	(0.35)

Net Income (Loss) Per Share — Diluted	$0.60	$(0.96)

Weighted Average Shares Outstanding (Note 4)	244	180
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2008	2007
Assets:
Current Assets:
Cash and Cash Equivalents	$2,216	$3,463
Restricted Cash	190	191
Accounts Receivable, less Allowance — $88 ($88 in 2007)	3,629	3,103
Inventories:
Raw Materials	576	591
Work in Process	159	147
Finished Products	2,797	2,426

	3,532	3,164
Prepaid Expenses and Other Current Assets	257	251

Total Current Assets	9,824	10,172
Goodwill	783	713
Intangible Assets	165	167
Deferred Income Tax	81	83
Other Assets	439	458
Property, Plant and Equipment less Accumulated Depreciation — $8,586 ($8,329 in 2007)	5,808	5,598

Total Assets	$17,100	$17,191

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,513	$2,422
Compensation and Benefits	925	897
Other Current Liabilities	752	753
United States and Foreign Taxes	246	196
Notes Payable and Overdrafts (Note 7)	300	225
Long Term Debt and Capital Leases due within one year (Note 7)	92	171

Total Current Liabilities	4,828	4,664
Long Term Debt and Capital Leases (Note 7)	3,684	4,329
Compensation and Benefits	3,327	3,404
Deferred and Other Noncurrent Income Taxes	295	274
Other Long Term Liabilities	662	667
Minority Equity in Subsidiaries	1,087	1,003

Total Liabilities	13,883	14,341

Commitments and Contingent Liabilities (Note 10)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares – 241 (240 in 2007) after deducting 10 treasury shares (10 in 2007)	241	240
Capital Surplus	2,668	2,660
Retained Earnings	1,749	1,602
Accumulated Other Comprehensive Loss	(1,441)	(1,652)

Total Shareholders’ Equity	3,217	2,850

Total Liabilities and Shareholders’ Equity	$17,100	$17,191

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008	2007
Net Income (Loss)	$147	$(174)

Other Comprehensive Income:
Defined benefit plans:
Prior service credit from plan amendment during period, net of minority interest of $3 million in 2007	—	498

Decrease in net actuarial losses, net of minority interest of $1 million in 2007	—	31

Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of tax of $1 million ($7 million in 2007) and minority interest of $2 million ($3 million in 2007)	30	46

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	133

	30	708

Foreign currency translation gain	186	44

Unrealized investment loss	(5)	(7)

Comprehensive Income	$358	$571

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$147	$(174)
Less: Discontinued operations	—	(64)

Income (Loss) from Continuing Operations	147	(110)

Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	155	154
Amortization and write-off of debt issuance costs	16	6
Deferred tax provision	5	(2)
Net rationalization charges (Note 2)	13	15
Net gains on asset sales (Note 3)	(33)	(9)
Fire loss expense	2	7
Minority interest and equity earnings	28	22
Pension contributions and direct payments	(53)	(57)
Rationalization payments	(16)	(23)
Insurance recoveries	9	—
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(415)	(435)
Inventories	(296)	(126)
Accounts payable – trade	65	78
U.S. and foreign taxes	50	11
Compensation and benefits	—	152
Other assets and liabilities	(24)	(76)

TOTAL OPERATING CASH FLOWS FROM CONTINUING OPERATIONS	(347)	(393)

Discontinued operations	—	(15)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(347)	(408)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(226)	(97)
Asset dispositions (Note 3)	33	19
Asset acquisitions (Note 5)	(46)	—
Decrease (Increase) in restricted cash	1	23

TOTAL INVESTING CASH FLOWS FROM CONTINUING OPERATIONS	(238)	(55)

Discontinued operations	—	(4)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(238)	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	69	69
Short term debt and overdrafts paid	—	(47)
Long term debt incurred	6	293
Long term debt paid	(769)	(1,685)
Common stock issued	3	65
Other transactions	—	(9)

TOTAL FINANCING CASH FLOWS FROM CONTINUING OPERATIONS	(691)	(1,314)

Discontinued operations	—	(5)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(691)	(1,319)

Net Change in Cash of Discontinued Operations	—	7

Effect of exchange rate changes on cash and cash equivalents	29	—

Net Change in Cash and Cash Equivalents	(1,247)	(1,779)

Cash and Cash Equivalents at Beginning of the Period	3,463	3,862

Cash and Cash Equivalents at End of the Period	$2,216	$2,083

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (“Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).
     Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2008.
     During the first quarter of 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire (“EMEA”), by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units and have aligned the external presentation of results with the current management and operating structure. Prior periods have been restated for this change.
     The results of operations, financial position and cash flows of our former Engineered Products business, which was previously a reportable operating segment and was sold July 31, 2007, have been reported as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to our continuing operations.
Fair Value Measurement
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. SFAS No. 157 also expands disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.
Valuation Hierarchy
SFAS No. 157 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
•	Level 1 – Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Valuation methodologies used for assets and liabilities measured at fair value are as follows.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments
Where quoted prices are available in an active market, investments are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics, or inputs other than quoted prices that are observable for the security and would be classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities would be classified within Level 3 of the valuation hierarchy.
Derivative Financial Instruments
Exchange-traded derivative financial instruments that are valued using quoted prices would be classified within Level 1 of the valuation hierarchy. Derivative financial instruments valued using internally-developed models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Derivative financial instruments that are valued based upon models with significant unobservable market parameters, and that are normally traded less actively, would be classified within Level 3 of the valuation hierarchy.
     Refer to Note 6 for the presentation of assets and liabilities recorded at fair value in the Consolidated Balance Sheets.
     We have deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities in accordance with the provisions of FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives, guarantees and certain other items.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company reports unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. We did not elect the fair value measurement option for any of our existing financial instruments other than those that are already being measured at fair value. The adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS No. 141 (R) and SFAS No. 160 will have on our consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged.
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income (Loss) from Continuing Operations before Income Taxes and Minority Interest are as follows:

	Three Months Ended
	March 31,
(In millions)	2008	2007
New charges	$14	$17
Reversals	(1)	(2)

	$13	$15

     The following table shows the roll-forward of our liability between periods:

		Other Than
	Associate-	Associate-Related
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2007	$56	$6	$62
2008 charges	4	10	14
Incurred	(12)	(7)	(19)
Reversed to the statement of operations	(1)	—	(1)

Balance at March 31, 2008	$47	$9	$56

During 2008, $13 million ($13 million after-tax or $0.05 per share) of net charges were recorded. New charges of $14 million represent $2 million for plans initiated in 2008 to exit certain unprofitable retail stores in our EMEA business unit, and $12 million for plans initiated in 2007 and prior years, primarily related to North American Tire, including the elimination of tire production at the Tyler tire plant and a warehouse closure.
     The accrual balance of $56 million at March 31, 2008 consists of $47 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $9 million primarily for long term non-cancelable lease costs.
     Accelerated depreciation charges were recorded in 2007 for fixed assets that were taken out of service primarily in connection with the elimination of tire production at our Valleyfield and Tyler tire plants in the North American Tire Segment. No accelerated depreciation was recorded in the first quarter of 2008. In the first quarter of 2007, $17 million of accelerated depreciation was recorded as Cost of Goods Sold.
     During 2007, $15 million ($14 million after-tax or $0.08 per share) of net charges were recorded. New charges of $17 million represented $5 million for plans initiated in 2007 and $12 million for plans initiated in 2006.
     Approximately 5,400 associates will be released under programs initiated in 2006 and 2007, of which approximately 4,700 were released by March 31, 2008.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended March 31,
(In millions)	2008	2007
Net gains on asset sales	$(33)	$(9)
Interest income	(29)	(30)
Financing fees	53	11
Insurance fire loss expense	2	7
Foreign currency exchange	8	2
General & product liability – discontinued products (Note 10)	5	4
Equity in earnings of affiliates	—	(2)
Miscellaneous	(12)	(3)

	$(6)	$(20)

Other income and expense was $6 million of income in the first quarter of 2008, a decrease of $14 million compared to $20 million of income in the first quarter of 2007. Higher financing fees in 2008 included $43 million related to the redemption of $650 million of senior secured notes due 2011, of which $33 million was cash premiums paid on the redemption and $10 million was the write-off of deferred financing fees and unamortized discount. Asset sales in 2008 included gains on the sale of certain land and property in Europe, Middle East and Africa Tire of $18 million, Asia Pacific Tire of $10 million, and Latin American Tire of $5 million. Included in asset sales in the first quarter of 2007 was a gain of $7 million on the sale of property in Asia Pacific Tire.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the weighted average number of common shares outstanding.
     There are contingent conversion features included in the indenture governing our 4% convertible senior notes due 2034 (the “convertible notes”), issued on July 2, 2004. On December 10, 2007, $346 million of convertible notes were exchanged for approximately 28.7 million shares of Goodyear common stock plus a cash payment. If all of the remaining $4 million of convertible notes outstanding are surrendered for conversion, the aggregate number of shares of common stock issuable would be approximately 0.3 million.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended March 31,
(In millions)	2008	2007
Weighted average shares outstanding – basic	240	180
Stock options and other dilutive securities	4	—

Weighted average shares outstanding – diluted	244	180

Weighted average shares outstanding – diluted for the three months ended March 31, 2007 exclude the effects of approximately 29 million contingently issuable shares and approximately 13 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the loss from continuing operations for the period.
     Additionally, weighted average shares outstanding – diluted exclude approximately 8 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options), for both 2008 and 2007.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. INVESTMENTS
Investments
In March 2008, we acquired an additional 6.12% ownership of our tire manufacturing subsidiary in Poland by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million.
Statement of Cash Flows
Investing activities in the first quarter of 2008 exclude $90 million of capital expenditures that remain unpaid and accrued for at March 31, 2008.
NOTE 6. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value at March 31, 2008 on the Consolidated Balance Sheet:

		Quoted Prices in
	Total Carrying	Active Markets for
	Value in the	Identical	Significant Other	Significant
	Consolidated	Assets/Liabilities	Observable Inputs	Unobservable Inputs
(In millions)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$48	$48	$—	$—

Derivative Financial Instruments	23	—	15	8

Total Assets at Fair Value	$71	$48	$15	$8

Liabilities:

Derivative Financial Instruments	$11	$—	$11	$—

Total Liabilities at Fair Value	$11	$—	$11	$—

Derivative financial instrument valuations classified as Level 3 include an embedded currency derivative in long-dated operating leases. The valuation is based on an extrapolation of forward rates to the assumed expiration of the leases. Other (income) and expense in the three months ended March 31, 2008 included a gain of $2 million resulting from the change in the fair value of the embedded derivative from December 31, 2007.
The following table presents supplemental fair value information about long term fixed rate debt, including capital leases, at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
(In millions)	2008	2007
Carrying amount – liability	$1,528	$2,074
Fair value – liability	1,558	2,172

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value was estimated using quoted market prices or discounted future cash flows. The fair value exceeded the carrying amount at March 31, 2008 and December 31, 2007 due primarily to lower market interest rates.
The following table presents supplemental fair value information about long term variable rate debt at March 31, 2008 and December 31, 2007.

(In millions)	March 31, 2008	December 31, 2007
Carrying amount – liability	$2,548	$2,651
Fair value – liability	2,418	2,594
The fair value was estimated using quoted market prices or discounted future cash flows. At March 31, 2008, the carrying amount of our variable rate debt exceeds the fair value due to the current conditions impacting the credit markets. The fair value of our variable rate debt at December 31, 2007 approximated its carrying amount.
NOTE 7. FINANCING ARRANGEMENTS
At March 31, 2008, we had credit arrangements totaling $6,766 million, of which $2,204 million were unused, compared to $7,392 million and $2,169 million, respectively, at December 31, 2007.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2008, we had short term committed and uncommitted credit arrangements totaling $604 million, of which $304 million were unused, compared to $564 million and $339 million, respectively, at December 31, 2007. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2008	2007
Notes payable and overdrafts	$300	$225

Weighted average interest rate	6.82%	6.90%

Long term debt and capital leases due within one year:
6 3/8% due 2008	$—	$100
Other domestic and international debt (including capital leases)	92	71

	$92	$171

Weighted average interest rate	6.38%	6.57%

Total obligations due within one year	$392	$396

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2008, we had long term credit arrangements totaling $6,162 million, of which $1,900 million were unused, compared to $6,828 million and $1,830 million, respectively, at December 31, 2007.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2008		December 31, 2007
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6 3/8% due 2008	$—	—	$100	6 3/8%
Floating rate notes due 2009	497	8.66%	497	8.66%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	325	8.625%
Floating rate notes due 2011	—	—	200	13.71%
11% due 2011	—	—	449	11.25%
9% due 2015	260	9%	260	9%
7% due 2028	149	7%	149	7%
4% convertible senior notes due 2034	4	4%	4	4%
Bank term loans:
$1.2 billion second lien term loan facility due 2014	1,200	6.43%	1,200	6.43%
Pan-European accounts receivable facility due 2009	437	5.60%	403	5.75%
Other domestic and international debt(1)	214	7.92%	223	7.65%

	3,736		4,460
Capital lease obligations	40		40

	3,776		4,500
Less portion due within one year	(92)		(171)

	$3,684		$4,329

(1)	Interest rate for both March 31, 2008 and December 31, 2007, is the weighted average interest rate.
NOTES
$650 Million Senior Secured Notes
On March 3, 2008, we redeemed $450 million in aggregate principal amount of our 11% senior secured notes due 2011 at a redemption price of 105.5% of the principal amount thereof and $200 million in aggregate principal amount of our senior secured floating rate notes due 2011 at a redemption price of 104% of the principal amount thereof, plus in each case accrued and unpaid interest to the redemption date.
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
     At March 31, 2008, there were no borrowings and $514 million of letters of credit issued under the revolving credit facility. At December 31, 2007, there were no borrowings under the revolving credit facility and $526 million of letters of credit were issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
On April 20, 2007, we amended and restated our second lien term loan facility. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2008 and December 31, 2007, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
On April 20, 2007, we amended and restated our facilities, which now consist of a €350 million European revolving credit facility, with a €50 million letter of credit sublimit, and a €155 million German revolving credit facility. Goodyear and its domestic subsidiaries that secure our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of March 31, 2008 and December 31, 2007, there were $12 million of letters of credit issued and no borrowings under the European revolving credit facility. As of March 31, 2008 and December 31, 2007, there were no borrowings under the German revolving credit facility.
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
     As of March 31, 2008 and December 31, 2007, the amount available and fully utilized under this program totaled $437 million and $403 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and accordingly, this amount is included in Long-term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $79 million and $78 million at March 31, 2008 and December 31, 2007, respectively. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, please refer to the Note to Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
Debt Maturities
Updates to our debt maturities as disclosed in our 2007 Form 10-K are provided below and reflect the redemption of our $650 million senior secured notes due 2011 as well as the maturity and repayment of our $100 million 6 3/8% notes.

	Twelve Months Ending December 31,
(In millions)	2008	2009	2010	2011	2012
Domestic	$4	$500	$3	$977	$3
International	67	465	16	2	59

	$71	$965	$19	$979	$62

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.4 million stock options and 1.0 million performance share units during the first quarter of 2008 under our 2005 Performance Plan. The 2005 Performance Plan will expire on April 26, 2008. The weighted average exercise price per share and weighted average fair value per share of these stock options was $26.74 and $13.35, respectively. The expected term was estimated using the simplified method, as historical data was not sufficient to provide a reasonable estimate. We estimated the fair values using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 3.21%
Volatility: 47.0%
Dividend yield: Nil
Additionally, we also granted 0.1 million reload options during the first quarter of 2008.
     We recognized stock-based compensation expense of $6 million ($6 million after-tax) and $15 million ($14 million after-tax) during the first quarter of 2008 and 2007, respectively. As of March 31, 2008, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $92 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 31, 2012.
     On April 8, 2008, our shareholders approved the adoption of our 2008 Performance Plan. The 2008 Performance Plan, which replaces the 2005 Performance Plan, expires on April 8, 2018, and permits the grant of stock options and stock appreciation rights and the making of restricted stock or restricted stock unit grants, performance grants, other stock-based grants and awards, and cash-based grants and awards. A maximum of 8 million shares of our common stock may be issued under the 2008 Performance Plan. Any shares of common stock that are subject to awards of stock options or stock appreciation rights will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 1.61 shares for each share granted for purposes of the aggregate share limit.
NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans. In addition, we provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care benefits upon retirement. We also provide certain domestic employees with life insurance benefits upon retirement.
     As announced in 2007, we will freeze our U.S. salaried pension plans effective December 31, 2008 and will implement improvements to our defined contribution savings plan effective January 1, 2009. As a result of these actions, we recognized a curtailment charge of $64 million during the first quarter of 2007. In 2007, we also announced changes to our U.S. salaried other postretirement benefit plans effective January 1, 2008, including increasing the amounts that salaried retirees contribute toward the cost of their medical benefits, redesigning retiree medical benefit plans to minimize the cost impact on premiums, and discontinuing company-paid life insurance for retirees.
     In 2007, we announced an agreement to sell our Engineered Products business, which resulted in the recognition of curtailment and termination charges for both pensions and other post retirement benefit plans during the first quarter of 2007 of $72 million and a curtailment gain of $43 million for the salaried other postretirement benefit plan during the third quarter of 2007 upon completion of the sale. These amounts were included in Discontinued Operations. Under the terms of the Purchase and Sale Agreement for Engineered Products, we retained our obligations for pension and other postretirement benefits under our U.S. plans for Engineered Products’ existing retirees and employees eligible to retire as of July 31, 2007. Obligations for benefits under certain non-U.S. plans were not retained. For 2007, a portion of U.S. net periodic cost for active employees of Engineered Products, and net periodic cost for certain non-U.S. plans was included in Discontinued Operations.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Pension cost follows:

	U.S.		Non-U.S.
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2008	2007	2008	2007
Service cost – benefits earned during the period	$18	$23	$9	$9
Interest cost on projected benefit obligation	79	77	43	36
Expected return on plan assets	(93)	(86)	(37)	(31)
Amortization of: — prior service cost	9	13	1	1
— net losses	11	15	13	19

Net periodic pension cost	24	42	29	34
Curtailments/settlements	—	64	—	—

Total pension cost	$24	$106	$29	$34

We expect to contribute approximately $350 million to $400 million to our funded U.S. and non-U.S. pension plans in 2008. For the three months ended March 31, 2008, we contributed $39 million to our non-U.S. plans. No contributions were made or required to be made for our domestic plans.
     Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended March 31, 2008 and 2007 were $9 million and $8 million, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
     Postretirement benefit cost follows:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Service cost – benefits earned during the period	$3	$5
Interest cost on projected benefit obligation	26	31
Amortization of: — prior service cost	(3)	5
— net losses	2	3

Net periodic postretirement benefit cost	$28	$44

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES
At March 31, 2008, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1,481 million, and off-balance-sheet financial guarantees written and other commitments totaling $36 million.
Environmental Matters
We have recorded liabilities totaling $45 million and $46 million at March 31, 2008 and December 31, 2007, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million was included in Other Current Liabilities at March 31, 2008 and December 31, 2007. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $280 million and $276 million for anticipated costs related to workers’ compensation at March 31, 2008 and December 31, 2007, respectively. Of these amounts, $83 million and $86 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2008 and December 31, 2007, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $457 million and $467 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at March 31, 2008 and December 31, 2007, respectively. Of these amounts, $265 million and $270 million were included in Other Current Liabilities at March 31, 2008 and December 31, 2007, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $71 million at March 31, 2008 and December 31, 2007. Of these amounts, $8 million was included in Current Assets as part of Accounts Receivable at March 31, 2008 and December 31, 2007. We have restricted cash of $170 million and $172 million at March 31, 2008 and December 31, 2007, respectively, to fund certain of these liabilities.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 49,600 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $302 million through March 31, 2008 and $297 million through December 31, 2007.
     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2008	December 31, 2007
Pending claims, beginning of period	117,400	124,000
New claims filed	1,100	2,400
Claims settled/dismissed	(500)	(9,000)

Pending claims, end of period	118,000	117,400

Payments (1)	$4	$22

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.
     We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $127 million at March 31, 2008 and December 31, 2007. The portion of the liability associated with unasserted asbestos claims and related defense costs was $72 million and $76 million at March 31, 2008 and December 31, 2007, respectively. Our liability with respect to asserted claims and related defense costs was $55 million at March 31, 2008 and $51 million at December 31, 2007. At March 31, 2008, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by $20 to $30 million, approximately 50% of which would be recoverable by our accessible policy limits.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Based upon a model employed by Bates, as of March 31, 2008 and as of December 31, 2007, (i) we had recorded a receivable related to asbestos claims of $71 million, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. Of these amounts, $8 million was included in Current Assets as part of Accounts Receivable at March 31, 2008 and December 31, 2007, respectively. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
     We believe that at March 31, 2008, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $71 million insurance receivable recorded at March 31, 2008. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at March 31, 2008.
Heatway (Entran II). We have entered into a court approved amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product used in hydronic radiant heating systems, known as Entran II. We had recorded liabilities related to Entran II claims totaling $192 million at March 31, 2008 and $193 million at December 31, 2007. We have made cash contributions to the settlement fund totaling $130 million through 2007 and will make additional contributions of $20 million in 2008. In addition to these annual payments, we previously contributed approximately $174 million received from insurance contributions to the settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters. We expect that except for liabilities associated with actions in which we have received adverse judgments and sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
VEBA Litigation
On December 28, 2006, members of the United Steelworkers (“USW”) ratified the terms of a new master labor agreement ending a strike that began on October 5, 2006. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of an independent Voluntary Employees’ Beneficiary Association (“VEBA”) intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. On October 29, 2007, the parties filed the signed settlement agreement with the District Court, and on December 14, 2007, the District Court preliminarily approved the settlement agreement and established the date for a fairness hearing regarding the settlement. We have committed to contribute $1 billion to the VEBA. We plan to make our contributions to the VEBA entirely in cash following the District Court’s approval of the settlement. In the event that the VEBA is not approved by the District Court (or if the approval of the District Court is subsequently reversed), the master labor agreement may be terminated by either us or the USW, and negotiations may be reopened on the entirety of the master labor agreement.
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
NOTE 11. BUSINESS SEGMENTS
In the first quarter of 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units. Prior year amounts have been restated for this change. As a result, we now operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire.

	Three Months Ended March 31,
(In millions)	2008	2007
Sales:
North American Tire	$1,997	$2,017
Europe, Middle East and Africa Tire	1,950	1,688
Latin American Tire	530	410
Asia Pacific Tire	465	384

Net Sales	$4,942	$4,499

Segment Operating Income (Loss):
North American Tire	$32	$(20)
Europe, Middle East and Africa Tire	172	139
Latin American Tire	114	78
Asia Pacific Tire	49	29

Total Segment Operating Income	367	226
Rationalizations	(13)	(15)
Accelerated depreciation	—	(17)
Interest expense	(89)	(125)
Corporate incentive and stock based compensation plans	(4)	(16)
Intercompany profit elimination	(9)	(17)
Curtailment	—	(64)
Retained net expenses of discontinued operations	—	(4)
Other income and (expense)	6	18
Other	(8)	(11)

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	$250	$(25)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, and Asset Sales, as described in Note 3, Other (Income) and Expense, are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended March 31,
(In millions)	2008	2007
Rationalizations:
North American Tire	$9	$6
Europe, Middle East and Africa Tire	5	5
Latin American Tire	(1)	2

Total Segment Rationalizations	$13	$13
Corporate	—	2

	$13	$15

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa Tire	$(18)	$(1)
Latin American Tire	(5)	(1)
Asia Pacific Tire	(10)	(7)

Total Segment Asset Sales	$(33)	$(9)

NOTE 12. INCOME TAXES
For the first three months of 2008, we recorded tax expense of $77 million on income from continuing operations before income taxes and minority interest of $250 million. We record taxes based on overall estimated annual effective tax rates. Due to our projected marginal profitability in the United States, the estimated annual U.S. effective tax rate is subject to wide variability requiring us to record our U.S. taxes on a discrete item basis for the first three months of 2008. For the first quarter of 2007, we recorded income tax expense of $63 million on a loss from continuing operations before income taxes and minority interest of $25 million. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
     Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $70 million ($60 million, net of minority interest).
     At March 31, 2008, we had unrecognized tax benefits of $179 million that if recognized, would have a favorable impact on our tax expense of $167 million. We report interest and penalties as income taxes and have accrued interest of $13 million as of March 31, 2008. If not favorably settled, $62 million of the unrecognized tax benefits and $13 million of accrued interest would require the use of cash.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $260 million outstanding principal amount of 9% senior notes due 2015 and the $825 million outstanding principal amount of senior notes (consisting of $325 million outstanding principal amount of 8.625% senior notes due 2011 and $500 million outstanding principal amount of senior floating rate notes due 2009) (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	March 31, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$1,357	$50	$809	$—	$2,216
Restricted cash	176	—	14	—	190
Accounts receivable	849	198	2,582	—	3,629
Accounts receivable from affiliates	—	917	—	(917)	—
Inventories	1,522	295	1,795	(80)	3,532
Prepaid expenses and other current assets	90	12	154	1	257

Total Current Assets	3,994	1,472	5,354	(996)	9,824
Goodwill	—	25	516	242	783
Intangible Assets	110	14	55	(14)	165
Deferred Income Tax	—	16	81	(16)	81
Other Assets	202	48	189	—	439
Investments in Subsidiaries	5,195	669	3,345	(9,209)	—
Property, Plant and Equipment	1,985	215	3,593	15	5,808

Total Assets	$11,486	$2,459	$13,133	$(9,978)	$17,100

Liabilities:
Current Liabilities:
Accounts payable-trade	$636	$74	$1,803	$—	$2,513
Accounts payable to affiliates	886	—	31	(917)	—
Compensation and benefits	530	35	360	—	925
Other current liabilities	472	12	268	—	752
United States and foreign taxes	64	17	174	(9)	246
Notes payable and overdrafts	—	—	300	—	300
Long term debt and capital leases due within one year	2	—	90	—	92

Total Current Liabilities	2,590	138	3,026	(926)	4,828
Long Term Debt and Capital Leases	3,101	—	583	—	3,684
Compensation and Benefits	1,997	220	1,110	—	3,327
Deferred and Other Noncurrent Income Taxes	78	23	204	(10)	295
Other Long Term Liabilities	503	41	118	—	662
Minority Equity in Subsidiaries	—	—	837	250	1,087

Total Liabilities	8,269	422	5,878	(686)	13,883

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	241	617	4,516	(5,133)	241
Capital Surplus	2,668	5	786	(791)	2,668
Retained Earnings	1,749	1,667	2,565	(4,232)	1,749
Accumulated Other Comprehensive Loss	(1,441)	(252)	(612)	864	(1,441)

Total Shareholders’ Equity	3,217	2,037	7,255	(9,292)	3,217

Total Liabilities and Shareholders’ Equity	$11,486	$2,459	$13,133	$(9,978)	$17,100

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$2,516	$25	$922	$—	$3,463
Restricted cash	178	—	13	—	191
Accounts receivable	837	207	2,059	—	3,103
Accounts receivable from affiliates	—	920	69	(989)	—
Inventories	1,356	296	1,575	(63)	3,164
Prepaid expenses and other current assets	97	12	145	(3)	251

Total Current Assets	4,984	1,460	4,783	(1,055)	10,172
Goodwill	—	25	487	201	713
Intangible Assets	110	18	56	(17)	167
Deferred Income Tax	—	16	82	(15)	83
Other Assets	221	44	193	—	458
Investments in Subsidiaries	4,842	622	3,298	(8,762)	—
Property, Plant and Equipment	1,967	228	3,389	14	5,598

Total Assets	$12,124	$2,413	$12,288	$(9,634)	$17,191

Liabilities:
Current Liabilities:
Accounts payable-trade	$680	$79	$1,663	$—	$2,422
Accounts payable to affiliates	989	—	—	(989)	—
Compensation and benefits	552	35	310	—	897
Other current liabilities	520	18	215	—	753
United States and foreign taxes	66	13	123	(6)	196
Notes payable and overdrafts	—	—	225	—	225
Long term debt and capital leases due within one year	102	—	69	—	171

Total Current Liabilities	2,909	145	2,605	(995)	4,664
Long Term Debt and Capital Leases	3,750	—	579	—	4,329
Compensation and Benefits	2,053	232	1,119	—	3,404
Deferred and Other Noncurrent Income Taxes	76	22	187	(11)	274
Other Long Term Liabilities	486	42	139	—	667
Minority Equity in Subsidiaries	—	—	773	230	1,003

Total Liabilities	9,274	441	5,402	(776)	14,341

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	240	617	4,512	(5,129)	240
Capital Surplus	2,660	5	786	(791)	2,660
Retained Earnings	1,602	1,644	2,379	(4,023)	1,602
Accumulated Other Comprehensive Loss	(1,652)	(294)	(791)	1,085	(1,652)

Total Shareholders’ Equity	2,850	1,972	6,886	(8,858)	2,850

Total Liabilities and Shareholders’ Equity	$12,124	$2,413	$12,288	$(9,634)	$17,191

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended March 31, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,943	$466	$5,006	$(2,473)	$4,942

Cost of Goods Sold	1,718	404	4,338	(2,499)	3,961
Selling, Administrative and General Expense	206	46	383	—	635
Rationalizations	7	1	5	—	13
Interest Expense	79	6	72	(68)	89
Other (Income) and Expense	(32)	(2)	(82)	110	(6)

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(35)	11	290	(16)	250
United States and Foreign Taxes	7	4	68	(2)	77
Minority Interest	—	—	26	—	26
Equity in Earnings of Subsidiaries	189	18	—	(207)	—

NET INCOME (LOSS)	$147	$25	$196	$(221)	$147

	Three Months Ended March 31, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,886	$462	$4,333	$(2,182)	$4,499

Cost of Goods Sold	1,733	430	3,783	(2,205)	3,741
Selling, Administrative and General Expense	278	43	340	2	663
Rationalizations	3	5	7	—	15
Interest Expense	119	9	62	(65)	125
Other (Income) and Expense	(84)	(3)	(53)	120	(20)

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(163)	(22)	194	(34)	(25)
United States and Foreign Taxes	9	3	54	(3)	63
Minority Interest	—	—	22	—	22
Equity in Earnings of Subsidiaries	62	9	—	(71)	—

Income (Loss) from Continuing Operations	(110)	(16)	118	(102)	(110)

Discontinued Operations	(64)	—	9	(9)	(64)

NET INCOME (LOSS)	$(174)	$(16)	$127	$(111)	$(174)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(307)	$30	$(52)	$(18)	$(347)

Cash Flows from Investing Activities:
Capital expenditures	(107)	(4)	(113)	(2)	(226)
Asset dispositions	—	—	33	—	33
Asset acquisitions	—	—	(46)	—	(46)
Decrease (increase) in restricted cash	2	—	(1)	—	1

Total Cash Flows from Investing Activities	(105)	(4)	(127)	(2)	(238)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	68	—	69
Long term debt incurred	—	—	6	—	6
Long term debt paid	(750)	—	(19)	—	(769)
Common stock issued	3	—	—	—	3
Dividends paid	—	—	(20)	20	—

Total Cash Flows from Financing Activities	(747)	1	35	20	(691)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	31	—	29

Net Change in Cash and Cash Equivalents	(1,159)	25	(113)	—	(1,247)

Cash and Cash Equivalents at Beginning of the Period	2,516	25	922	—	3,463

Cash and Cash Equivalents at End of the Period	$1,357	$50	$809	$—	$2,216

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	$(266)	$26	$(9)	$(144)	$(393)
Discontinued operations	(16)	—	3	(2)	(15)

Total Cash Flows from Operating Activities	(282)	26	(6)	(146)	(408)

Cash Flows from Investing Activities:

Capital expenditures	(38)	(1)	(58)	—	(97)
Asset dispositions	—	—	19	—	19
Decrease (increase) in restricted cash	24	—	(1)	—	23

Total Investing Cash Flows from Continuing Operations	(14)	(1)	(40)	—	(55)
Discontinued operations	(2)	—	(2)	—	(4)

Total Cash Flows from Investing Activities	(16)	(1)	(42)	—	(59)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	21	—	48	—	69
Short term debt and overdrafts paid	—	(3)	(44)	—	(47)
Long term debt incurred	249	—	44	—	293
Long term debt paid	(1,423)	—	(262)	—	(1,685)
Common Stock Issued	65	—	—	—	65
Other Transactions	(1)	—	(144)	136	(9)

Total Financing Cash Flows from Continuing Operations	(1,089)	(3)	(358)	136	(1,314)
Discontinued operations	(2)	—	(13)	10	(5)

Total Cash Flows from Financing Activities	(1,091)	(3)	(371)	146	(1,319)

Net Change in Cash of Discontinued Operations	—	—	7		7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Net Change in Cash and Cash Equivalents	(1,389)	22	(412)	—	(1,779)

Cash and Cash Equivalents at Beginning of the Period	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Period	$1,237	$59	$787	$—	$2,083

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(All per share amounts are diluted)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 64 manufacturing facilities in 25 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire. During the first quarter of 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire (“EMEA”), by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units and have aligned the external presentation of our results with the current management and operating structure. The new EMEA strategic business unit is our largest in terms of geography and our second largest, after North American Tire, in terms of annual net sales. For additional information on the restatements of segment information for prior periods, refer to Exhibit 99.
     As a result of the sale of substantially all of our Engineered Products business on July 31, 2007, we have reported the results of that segment as discontinued operations. Unless otherwise indicated, all disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.
     We have been implementing strategies to drive top-line growth, reduce costs, improve our capital structure and focus on core businesses where we can achieve profitable growth. During the first quarter of 2008, we continued to make progress in implementing these strategies by continuing to introduce innovative new products and focusing on marketing initiatives to support those products. We continued to accelerate investments to improve our ability to produce premium products while also taking actions to reduce our cost structure. We took additional steps to improve our capital structure by calling for early optional redemption $650 million of high cost senior secured notes, and repaying $100 million of 6 3/8% senior notes at their maturity. Despite recent weakness in many of our markets, particularly in North America, we continue to believe our strategies will result in further opportunities for our business.
     In the first quarter of 2008, we recorded net income of $147 million compared to a net loss of $174 million in the comparable period of 2007. Income from continuing operations in the first quarter of 2008 was $147 million compared to a loss from continuing operations of $110 million in the comparable period of 2007. The loss from continuing operations in the first quarter of 2007 was negatively impacted by our recovery from the United Steelworkers strike, and included a curtailment charge of $64 million related to benefit plan changes. Discontinued operations in the first quarter of 2007 also included curtailment and termination charges of $72 million related to the retention of certain benefit obligations in connection with the sale of our Engineered Products business. Net sales in the first three months of 2008 increased to $4,942 million from $4,499 million in the comparable period of 2007.
     In the first quarter of 2008, our total segment operating income was $367 million compared to $226 million in the first quarter of 2007. See “Result of Operations — Segment Information” for additional information. Total segment operating income in the first quarter of 2007 was negatively impacted by the United Steelworkers strike.
     Raw material costs rose in the first quarter of 2008 and were approximately $13 million, or 1%, higher than the comparable period in 2007. All of our businesses were successful in offsetting higher raw material costs with price and mix improvements. In addition, we expect raw material costs in 2008 to be up between 7% and 9% compared to 2007, with most of the increase occurring in later quarters, which is unchanged from our previous forecast.
     With respect to our four-point cost savings plan which includes continuous improvement programs, reducing high-cost manufacturing capacity, leveraging our global position by increasing low-cost country sourcing, and reducing selling, administrative and general expense, we expect to achieve between $1.8 billion and $2 billion of aggregate gross cost savings from 2006 through 2009. The expected cost reductions consist of:
•	from $1.25 billion to $1.4 billion of estimated savings related to continuous improvement initiatives, including safety programs, business process improvements, such as six sigma and lean manufacturing, product reformulations, and ongoing savings that we expect to achieve from our master labor agreement with the United Steelworkers (“USW”) (through March 31, 2008, we estimate we have achieved more than $800 million in savings under these initiatives);

•	over $150 million of estimated savings from the reduction of high-cost manufacturing capacity by over 25 million units (we estimate that announced reductions to date will result in approximately $135 million of savings when complete);

•	between $200 million to $300 million of estimated savings related to our sourcing strategy of increasing our procurement of tires, raw materials, capital equipment and indirect materials from low-cost countries (through March 31, 2008, we estimate we have achieved nearly $120 million in savings under this strategy);

•	from $200 million to $250 million of estimated savings from reductions in selling, administrative and general expense related to initiatives including benefit plan changes, back-office and warehouse consolidations and headcount reductions (through March 31, 2008, we estimate we have achieved more than $200 million in savings under these efforts).
     Execution of our four-point cost savings plan and realization of the projected savings is critical to our success.
     In order to support our new product pipeline and strategy of focusing on core businesses where we can achieve profitable growth, we intend to make investments to increase our production capacity of high-value-added tires by 50% by 2012, which represents an increase from our prior 40% target. Concurrently, we plan to make investments in our existing facilities to increase our production capacity in low-cost countries. These investments are part of our strategy to have 50% of our manufacturing capacity in low-cost locations by 2012.
     We have updated our 2008 industry volume estimates for North America and Europe. Our estimates are as follows: In North America we estimate consumer OE volume will be down 7% to 10%, and commercial OE volume will be up 10% to 15% reflecting a current uncertain environment, which is expected to improve in the second half of 2008. North American commercial replacement volume is expected to be flat to up 2%, while consumer replacement volume is expected to be flat to down 1%. For Europe, consumer OE volume is expected to be up 1% to 3%, and commercial OE volume is expected to be up 5% to 10%. We expect consumer replacement volume to be flat to down 1% and commercial replacement volume to be flat to down 2%. For Eastern Europe, we expect robust demand in consumer and commercial markets.
     As we are faced with uncertain economic conditions and are expecting slowing growth in many countries, as well as escalating raw material costs, we will continue to focus on contingency planning.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2008 were $4,942 million, increasing $443 million or 9.8% from $4,499 million in the first quarter of 2007. We recorded income from continuing operations of $147 million, or $0.60 per share, in the first quarter of 2008 compared to a loss from continuing operations of $110 million, or $0.61 per share, in the first quarter of 2007. Net income of $147 million, or $0.60 per share, was recorded in the first quarter of 2008, compared to a net loss of $174 million, or $0.96 per share, in the first quarter of 2007.
     Net sales in the first quarter of 2008 were favorably impacted by foreign currency translation of $341 million, improved price and product mix of $244 million, mainly in North American Tire and EMEA and increase in other tire related business' sales of $113 million, primarily in North American Tire. These were partially offset by decreased volume of $101 million primarily in North American Tire, and a decrease due to the 2007 divestiture of our Tire & Wheel Assembly operations, which had revenue of $150 million in the first quarter of 2007.
     Worldwide tire unit sales in the first quarter of 2008 were 47.9 million units, a decrease of 1.3 million units, or 2.5% compared to the 2007 period. The change was driven by a decrease of 1.4 million units, or 9.1%, in OE units, primarily in North American Tire’s consumer units due to lower vehicle production. The decrease was partially offset by a slight increase in worldwide consumer replacement units.
     Cost of goods sold (“CGS”) in the first quarter of 2008 was $3,961 million, an increase of $220 million, or 5.9%, compared to $3,741 million in the first quarter of 2007, while decreasing as a percentage of sales to 80.1% from 83.2% in the 2007 period. CGS in the first quarter of 2008 increased due to unfavorable foreign currency translation of $269 million, primarily in Europe, and product mix-related manufacturing cost increases of $86 million. CGS was also negatively impacted by increased conversion costs of $55 million, increased transportation costs of $14 million, higher raw material costs of $13 million, and higher costs in other tire related businesses of $126 million in the first quarter of 2008, primarily in North American Tire. These were partially offset by decreased volume of approximately $89 million, largely in our North American Tire Segment. CGS also benefited from decreased costs related to the 2007 divestiture of our Tire & Wheel Assembly operations, which had costs of $147 million in the first quarter of 2007, lower accelerated depreciation of $17 million, and savings from rationalization plans of approximately $24 million. In addition, CGS was lower in the first quarter of 2008 by approximately $28 million when compared to the first quarter of 2007 due to incremental USW strike related costs in 2007. Also included in 2007 was a pension plan curtailment charge of approximately $27 million related to the benefit plan changes announced in the first quarter.
     Selling, administrative and general expense (“SAG”) was $635 million in the first quarter of 2008, compared to $663 million in 2007, a decrease of $28 million or 4.2%. SAG as a percentage of sales was 12.8% in the first quarter 2008, compared to 14.7% in the 2007 period. We continue to take actions to control and reduce SAG across the organization. The decrease in SAG was primarily driven by a $37 million curtailment charge for the benefit plan changes announced in the first quarter of 2007, decreased stock-based incentive compensation expense of $9 million, lower advertising expenses of $8 million, primarily in our North American Tire Segment, a decrease in wages and benefits of $5 million, and a reduction in expenses related to business development programs of $4 million. These decreases were partially offset by unfavorable foreign currency translation of $45 million.
     Interest expense was $89 million in the first quarter of 2008, a decrease of $36 million compared to $125 million in the first quarter of 2007. The decrease related primarily to lower average debt levels due to the repayment of the $300 million term loan due March 2011, $175 million of the 8.625% notes due December 2011, and $140 million of the 9% senior notes due July 2015 during the last three quarters of 2007. Also, decreasing interest expense was the conversion of $346 million of our 4% convertible notes in the fourth quarter of 2007.
     Other income and expense was $6 million of income in the first quarter of 2008, a decrease of $14 million compared to $20 million of income in the first quarter of 2007. Higher financing fees in 2008 included $43 million related to the redemption of $650 million of senior secured notes due 2011, of which $33 million was cash premiums paid on the redemption and $10 million represented the write-off of deferred financing fees and unamortized discount. Asset sales in 2008 included gains on the sale of certain land and property in EMEA of $18 million, Asia Pacific Tire of $10 million, and Latin American Tire of $5 million. Included in asset sales in the first quarter of 2007 was a gain of $7 million on the sale of property in Asia Pacific Tire.
     For the first quarter of 2008, we recorded tax expense of $77 million on income from continuing operations before income taxes and minority interest of $250 million. We record taxes based on overall estimated annual effective tax rates. Due to our projected marginal profitability in the United States, the estimated annual U.S. effective tax rate is subject to wide variability requiring us to record our U.S. taxes on a discrete item basis for the first three months of 2008. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first quarter of 2007, we recorded tax expense of $63 million on a loss from continuing operations before income taxes and minority interest of $25 million.
     Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, it is reasonably possible that sufficient positive evidence required to release all or a portion of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $70 million ($60 million net of minority interest).
Rationalization Activity
During 2008, $13 million ($13 million after-tax or $0.05 per share) of net charges were recorded. New charges of $14 million represent $2 million for plans initiated in 2008 to exit certain unprofitable retail stores in our EMEA business unit, and $12 million for plans initiated in 2007 and prior, primarily related to North American Tire, including the elimination of tire production at the Tyler tire plant and a warehouse closure.
     For further information, refer to the Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations recorded a net loss of $64 million, or $0.35 per share, in 2007, which included a curtailment charge of $72 million.

SEGMENT INFORMATION
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. The Tire businesses are segmented on a regional basis. As previously mentioned, during the first quarter of 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire, by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units. For additional information on the restatements of segment information for prior periods, refer to Exhibit 99.
     Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income is computed as follows: Net Sales less CGS (excluding certain accelerated depreciation and asset impairment charges) and SAG (including certain allocated corporate administrative expenses).
     Total segment operating income was $367 million in the first quarter of 2008, increasing from $226 million in the first quarter of 2007. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2008 was 7.4%, compared to 5.0% in the first quarter of 2007.
     Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note 11, Business Segments, for further information and for a reconciliation of total segment operating income to Income from Continuing Operations before Income Taxes and Minority Interest.
North American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2008	2007	Change	Change
Tire Units	17.8	19.3	(1.5)	(7.6)%
Net Sales	$1,997	$2,017	$(20)	(1.0)%
Operating Income (Loss)	32	(20)	52	260.0%
Operating Margin	1.6%	(1.0)%
North American Tire unit sales in the first quarter of 2008 decreased 1.5 million units or 7.6% from the 2007 period. The decrease was primarily related to a decline in consumer OE volume of 1.1 million units or 18.2% as a result of lower vehicle production. Consumer replacement volume also decreased slightly during the first three months of 2008 when compared to the same period in 2007.
     Net sales decreased $20 million or 1.0% in the first quarter of 2008 from the 2007 period due primarily to the 2007 divestiture of our Tire & Wheel Assembly operations, which had revenue of $150 million in the first quarter of 2007, and decreased volume of approximately $105 million. These decreases were partially offset by favorable price and product mix of approximately $130 million, an increase in other tire related businesses of $88 million and favorable foreign currency translation of $16 million.
     Operating income for the first quarter of 2008 was $32 million compared to an operating loss of $20 million for the first quarter of 2007, an improvement of $52 million. Operating income was favorably impacted by price and product mix of $67 million and lower SAG expenses of $10 million. The 2008 period was unfavorably impacted by lower volume of $19 million, higher raw material costs of $5 million, decreased operating income from other tire related businesses of $18 million, and higher conversion costs of $12 million. The higher conversion costs were caused by higher plant changeover costs, lower production volume, costs associated with new workers, and general inflation which were partially offset by savings from plant closures, reduced employee benefit costs, and lower average labor rates. Operating income improved in 2008 by approximately $34 million as a result of returning to more normal sales and production levels following the USW strike which negatively impacted the first quarter of 2007.
     Operating income did not include first quarter net rationalization charges of $9 million and $6 million in 2008 and 2007, respectively. Also, operating income in 2007 did not include approximately $17 million of accelerated depreciation primarily related to the elimination of tire production at the Tyler, Texas and Valleyfield, Quebec facilities.

Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2008	2007	Change	Change
Tire Units	20.0	20.1	(0.1)	(0.8)%
Net Sales	$1,950	$1,688	$262	15.5%
Operating Income	172	139	33	23.7%
Operating Margin	8.8%	8.2%
Europe, Middle East and Africa Tire unit sales in the first quarter of 2008 decreased 0.1 million units or 0.8% from the comparable period in 2007. The decrease was primarily attributable to a decrease in OE volume of 0.2 units or 4.7%, offset by an increase in consumer replacement unit sales of 0.1 million units, or 0.9%.
     Net sales in the first quarter of 2008 increased $262 million or 15.5% compared to the first quarter of 2007. Favorably impacting the 2008 period was foreign currency translation of $225 million as well as favorable price and product mix of $55 million. Partially offsetting these items was lower volume of approximately $15 million.
     For the first quarter of 2008, operating income increased $33 million or 23.7% compared to 2007 due to favorable price and product mix of $40 million and favorable foreign currency translation of $16 million. Operating income was adversely impacted by increased transportation costs of $9 million, higher conversion costs of $8 million, increased raw material costs of $4 million, and lower volume of $3 million.
     Operating income did not include first quarter net rationalization charges of $5 million in 2008 and $5 million in 2007. Operating income also did not include first quarter net gains on asset sales of $18 million in 2008 and $1 million in 2007.
Latin American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2008	2007	Change	Change
Tire Units	5.2	5.3	(0.1)	(1.0)%
Net Sales	$530	$410	$120	29.3%
Operating Income	114	78	36	46.2%
Operating Margin	21.5%	19.0%
Latin American Tire unit sales in the first quarter of 2008 remained relatively consistent with the 2007 period. OE volume decreased 0.1 million units or 8.2%, offset by a slight increase in replacement unit sales.
     Net sales in the first quarter of 2008 increased $120 million or 29.3% from the same period in 2007. Net sales increased in 2008 due to favorable foreign currency translation, mainly in Brazil, of $51 million, favorable price and product mix of $50 million, and increased sales in other tire related businesses of $21 million. The increase in sales was partially offset by lower volume of $3 million.
     Operating income in the first quarter of 2008 increased $36 million, or 46.2%, from the same period in 2007. Operating income in 2008 increased due to favorable price and product mix of $37 million and favorable foreign currency translation of $6 million. Operating income in 2008 also included a gain of $12 million related to the favorable settlement of a transactional excise tax case. The increases in operating income were partially offset by increased conversion costs of $10 million, and higher SAG expenses of $3 million.
     Operating income did not include first quarter net rationalization credits of $1 million in 2008 and charges of $2 million in 2007. Operating income also did not include net gains on asset sales of $5 million in 2008 and $1 million in 2007.

Asia Pacific Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2008	2007	Change	Change
Tire Units	4.9	4.5	0.4	9.2%
Net Sales	$465	$384	$81	21.1%
Operating Income	49	29	20	69.0%
Operating Margin	10.5%	7.6%
Asia Pacific Tire unit sales in the first quarter of 2008 increased 0.4 million units or 9.2% from the 2007 period. Replacement unit sales increased 0.2 million units or 7.9% and OE unit sales increased 0.2 million units or 11.8%.
     Net sales in the first quarter of 2008 increased $81 million or 21.1% compared to the same period in 2007 primarily due to favorable foreign currency translation of $49 million, increased volume of $21 million, favorable price and product mix of $9 million, and increased sales in other tire related businesses of $4 million.
     Operating income in the first quarter of 2008 increased $20 million or 69.0% compared to 2007 primarily due to improved price and product mix of $13 million, higher volume of $5 million, favorable foreign currency translation of $3 million, and lower SAG expenses. The increase in operating income was partially offset by higher raw material costs of $4 million.
     Operating income did not include first quarter net gains on asset sales of $10 million and $7 million in 2008 and 2007, respectively.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2008, we had $2,216 million in cash and cash equivalents as well as $2,204 million of unused availability under our various credit agreements, compared to $3,463 million and $2,169 million, respectively, at December 31, 2007. Cash and cash equivalents decreased primarily due to the early redemption of our $650 million senior secured notes due 2011 and the maturity and repayment of our $100 million 6 3/8% notes. Also decreasing cash were capital expenditures of $226 million and increased working capital requirements, driven by an increase in inventories due to strike-reduced 2007 levels, a normal seasonal increase, as well as lower than expected sales levels in 2008. Cash and cash equivalents do not include restricted cash. Restricted cash primarily consists of our contributions made to a trust related to the settlement of the Entran II litigation and proceeds received pursuant to insurance settlements. In addition, we will, from time to time, maintain balances on deposit at various financial institutions as collateral for borrowings incurred by various subsidiaries, as well as cash deposited in support of trade agreements and performance bonds.
OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations in the first quarter of 2008 was $347 million, improving from $393 million in the first quarter of 2007. The improvement was due primarily to improved operating results. Cash flows from operating activities in 2008 were impacted adversely by working capital requirements for inventories, as noted above.
INVESTING ACTIVITIES
Net cash used in investing activities from continuing operations was $238 million during the first quarter of 2008, compared to $55 million in the first quarter of 2007. Capital expenditures were $226 million and $97 million in the first quarter of 2008 and 2007, respectively. Investing activities in the first quarter of 2008 exclude $90 million of capital expenditures that remain unpaid and accrued for at March 31, 2008. Cash flow from investing activities in 2008 included an outflow of $46 million for the acquisition of approximately 6% of the outstanding shares of our tire manufacturing subsidiary in Poland and $33 million of net proceeds from the sale of assets in Morocco, New Zealand and Argentina.
FINANCING ACTIVITIES
Net cash used in financing activities from continuing operations was $691 million in the first quarter of 2008 compared to $1,314 million in the first quarter of 2007. Financing activities in 2008 included the repayment of our $650 million senior secured notes due 2011 and our $100 million 6 3/8% notes due 2008.

Credit Sources
In aggregate, we had credit arrangements of $6,766 million available at March 31, 2008, of which $2,204 million were unused, compared to $7,392 million available at December 31, 2007, of which $2,169 million were unused.
Outstanding Notes
At March 31, 2008, we had $1,885 million of outstanding notes as compared to $2,634 million at December 31, 2007.
     On March 3, 2008, we redeemed $450 million in aggregate principal amount of our 11% senior secured notes due 2011 at a redemption price of 105.5% of the principal amount thereof and $200 million in aggregate principal amount of our floating rate senior secured notes due 2011 at a redemption price of 104% of the principal amount thereof, plus in each case accrued and unpaid interest to the redemption date.
     On March 17, 2008, we repaid our $100 million 6 3/8% senior notes at their maturity.
     For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements No. 7, Financing Arrangements, above, and Note to Consolidated Financial Statements No.11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
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
     As of March 31, 2008, there were no borrowings and $514 million of letters of credit issued under the revolving credit facility. At December 31, 2007, there were no borrowings under the revolving credit facility and $526 million of letters of credit were issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2008 and December 31, 2007, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
These amended and restated facilities consist of a €350 million European revolving credit facility, with a €50 million letter of credit sublimit, and a €155 million German revolving credit facility. Goodyear and its domestic subsidiaries that secure our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in various collateral. As of March 31, 2008 and December 31, 2007, there were $12 million of letters of credit issued and no borrowings under the European revolving credit facility. As of March 31, 2008 and December 31, 2007, there were no borrowings under the German revolving credit facility.
     Each of these facilities have customary representations and warranties including, as a condition to borrowing, material adverse change representations in our financial condition since December 31, 2006. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to the Note to Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
Covenant Compliance
As of March 31, 2008, we were in compliance with the material covenants imposed by our principal credit facilities.

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
     The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three month periods ended March 31, 2008 and 2007. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statement of Operations. Those line items also include discontinued operations.

	Three Months Ended March 31,
(In millions)	2008	2007
Net Income (Loss)	$147	$(174)
Consolidated Interest Expense	89	127
United States and Foreign Taxes	77	67
Depreciation and Amortization Expense	155	163

EBITDA	468	183

Credit Facilities Adjustments:
Other Adjustments to Net Income (Loss) (1)	—	41
Minority Interest in Net Income of Subsidiaries	26	22
Other Non-Cash Items	18	2
Capitalized Interest and Other Interest Related Expense	7	5
Rationalization Charges	13	24

Covenant EBITDA	$532	$277

(1)	Includes estimated strike related losses of approximately $34 million for North American Tire and approximately $6 million for Engineered Products in 2007.

Other Foreign Credit Facilities
At March 31, 2008, we had short term committed and uncommitted bank credit arrangements totaling $604 million, of which $304 million were unused, compared to $564 million and $339 million at December 31, 2007. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
On December 10, 2004, GDTE and certain of its subsidiaries entered into a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding and is subject to customary annual renewal of back-up liquidity lines.
     As of March 31, 2008, the amount available and fully utilized under this program was $437 million compared to $403 million as of December 31, 2007.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $79 million and $78 million at March 31, 2008 and December 31, 2007, respectively.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2008 and 2007. The receivable financing programs of these subsidiaries did not utilize a special purpose entity (“SPE”). At March 31, 2008 and December 31, 2007, the gross amount of receivables sold was $101 million and $152 million, respectively.
Credit Ratings
Our credit ratings as of the date of this report are presented below:

	S&P	Moody's
$1.5 Billion First Lien Credit Facility	BB+	Baa3
$1.2 Billion Second Lien Credit Facility	BB	Ba1
European Facilities	BB+	Baa3
Floating Rate Senior Unsecured Notes, due 2009 and 8.625% Senior Unsecured Notes, due 2011	BB-	Ba3
9% Senior Unsecured Notes, due 2015	BB-	Ba3
All other Senior Unsecured	BB-	B2
Corporate Rating (implied)	BB-	Ba3
Outlook	Positive	Positive
Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities (BB+) and our unsecured debt (B+).
     A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.
Voluntary Employees’ Beneficiary Association
On December 28, 2006, the USW ratified the terms of a new master labor agreement ending a strike by the USW. In connection with the master labor agreement, we entered into a memorandum of understanding with the USW regarding the establishment of a VEBA intended to provide healthcare benefits for current and future USW retirees. The establishment of the VEBA is conditioned upon receiving District Court approval of a settlement of a declaratory judgment action. On July 3, 2007, the USW and several retirees filed a required class action lawsuit regarding the establishment of the VEBA in the U.S. District Court for the Northern District of Ohio. On October 29, 2007, the parties filed the signed settlement agreement within the District Court, and on December 14, 2007, the District Court preliminarily approved the settlement agreement and established the date for a fairness hearing regarding the settlement. We plan to make our contributions to the VEBA entirely in cash following the U.S. District Court’s approval of the settlement. In addition, we expect to remove our liability for USW retiree healthcare benefits from our balance sheet when this settlement has received final judicial approval (including exhaustion of all appeals, if any) and we have made our contributions to the VEBA. We expect to use cash on hand and generated from operating activities, unused availability under our various credit agreements and/or proceeds received from the sale of our Engineered Products business to fund the VEBA. We do not expect our VEBA funding commitment or our inability to immediately remove our liability for USW retiree healthcare benefits from our balance sheet to have a significant impact on our liquidity or cash position. Furthermore, we do not expect our plan to fund the VEBA entirely in cash to have a significant impact on our operations or liquidity.
Potential Future Financings
In addition to our previous financing activities, we may seek to undertake additional financing actions that could include restructuring bank debt or a capital markets transaction, possibly including the issuance of additional debt or equity. Given the challenges that we face and the uncertainties of the market conditions, access to the capital markets cannot be assured.
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
Asset Acquisitions and Dispositions
In March 2008, we acquired an additional 6.12% ownership of our tire manufacturing subsidiary in Poland by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million. We have agreed to use our reasonable best efforts to announce, between March 2008 and August 2009, a tender offer for the remaining outstanding shares that we do not already own of TC Debica, a tire manufacturer in Poland, provided that such tender offer can be accomplished without the use of substantial cash financing from Goodyear. We also have agreed to support and cooperate with TC Debica to increase its daily commercial truck tire production to meet increasing demand in Europe, dependent upon TC Debica obtaining appropriate tax incentives.
     The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.
Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. SFAS No. 157 also expands disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company reports unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. We did not elect the fair value measurement option for any of our existing financial instruments other than those that are already being measured at fair value. The adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS No. 141 (R) and SFAS No. 160 will have on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged.
COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
Updates to our contractual obligations and commitments to make future payments as disclosed in our 2007 Form 10-K have been provided below. Items not included below can be found in the Commitments and Contractual Obligations Table in the 2007 Form 10-K.

	Payment Due by Period as of December 31, 2007
							After
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
Notes Payable and Long Term Debt (1)	$3,936	$291	$959	$13	$975	$56	$1,642

(1)	Notes payable and long term debt payments reflect our maturities as of December 31, 2007 updated to reflect the redemption of our $650 million senior secured notes due 2011 as well as the maturity and repayment of our $100 million 6 3/8% notes.
In addition, the following contingent contractual obligations are not included in the table above:
•	The terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”), as set forth in the Umbrella Agreement between SRI and us, provide for certain minority exit rights available to SRI commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in our control, could trigger a right of SRI to require us to purchase their interests in the global alliance immediately. SRI’s exit rights, in the unlikely event of the occurrence of a triggering event and the subsequent exercise of SRI’s exit rights, could require us to make a substantial payment to acquire SRI’s interests in the global alliance. The Umbrella Agreement provides that the payment amount would be based on the fair value of SRI’s 25% minority shareholder’s interest in each of Goodyear Dunlop Tires Europe B.V. and Goodyear Dunlop Tires North America, Ltd. and the book value of net assets of the Japanese joint ventures. The payment amount would be determined through a negotiation process where, if no mutually agreed amount was determined, a binding arbitration process would determine that amount. As of March 31, 2008, the amount of this contingent contractual obligation cannot reasonably be estimated. For further information regarding our global alliance with Sumitomo, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance” in our 2007 Form 10-K.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	if economic conditions deteriorate significantly in any of our major markets, our operating results and financial condition may be materially adversely affected;

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected;

•	a significant aspect of our master labor agreement with the USW is subject to court approval, which, if not received, could result in the termination and renegotiation of the agreement;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	work stoppages, financial difficulties or supply disruptions at our suppliers or our major OE customers could harm our business; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Commodity Price Risk
The raw material costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are oil-based derivatives, whose cost may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power and expand our capabilities to substitute lower-cost raw materials.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At March 31, 2008, 63% of our debt was at variable interest rates averaging 6.92% compared to 56% at an average rate of 7.46% at December 31, 2007. The decrease in the average variable interest rate was driven by decreases in the index rates associated with our variable rate debt. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit rating actions and other related events, our access to these instruments may be limited. There were no contracts outstanding at March 31, 2008 or 2007.
The following table presents fixed rate debt information at March 31:

(In millions)
Fixed Rate Debt	2008	2007
Carrying amount — liability	$1,528	$2,717
Fair value — liability	1,558	3,434
Pro forma fair value — liability	1,608	3,508
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2008 and 2007, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.

     The sensitivity of our fixed rate debt to changes in interest rates was determined with a valuation model based upon net modified duration analysis. The model assumes a parallel shift in the interest rate yield curve. The precision of the model decreases as the assumed change in interest rates increases.
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
     The following table presents foreign currency forward contract information at March 31:

(In millions)	2008	2007
Fair value — asset	$12	$2
Pro forma decrease in fair value	(73)	(59)
Contract maturities	4/08-10/19	4/07-10/19
We were not a party to any foreign currency option contracts at March 31, 2008 or 2007.
     The pro forma decrease in fair value assumes a 10% decrease in foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at March 31 as follows:

(In millions)	2008	2007
Asset (liability):
Current asset	$17	$3
Long term asset	6	3
Current liability	(11)	(4)
Long term liability	—	—
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our 2007 Form 10-K, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 117,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2008, approximately 1,100 new claims were filed against us and approximately 500 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2008 was $4 million. At March 31, 2008, there were approximately 118,000 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 10, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
     Reference is made to Item 3 of Part I of our 2007 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2007 Form 10-K includes a detailed discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2008. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
1/1/08-1/31/08	—	—	—	—
2/1/08-2/29/08	5,794	$24.85	—	—
3/1/08-3/31/08	118,808	$26.01	—	—

Total	124,602	$25.95	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Goodyear’s Annual Meeting of Shareholders was held on April 8, 2008 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the eleven nominees of the Board of Directors listed in Goodyear’s Proxy Statement, dated March 6, 2008 (the “Proxy Statement”), and all eleven nominees were elected.
     The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 215,523,573 shares of common stock, without par value, or approximately 89.7% of the 240,218,355 shares of common stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:
     1. Election of Directors. Eleven persons were nominated by the Board of Directors for election as directors of Goodyear, each to hold office for a one year term expiring at the 2009 annual meeting and until his or her successor is duly elected and qualified. Each nominee was an incumbent director, no other person was nominated, and each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

	Shares of Common	Shares of Common Stock
Name of Director	Stock Voted For	Withheld or Abstained
James C. Boland	162,814,568	52,709,005
James A. Firestone	210,338,429	5,185,144
Robert J. Keegan	162,477,491	53,046,082
W. Alan McCollough	210,221,799	5,301,774
Steven A. Minter	163,174,626	52,348,947
Denise M. Morrison	163,472,903	52,050,670
Rodney O’Neal	158,268,159	57,255,414
Shirley D. Peterson	163,295,833	52,227,740
G. Craig Sullivan	158,571,479	56,952,094
Thomas H. Weidemeyer	163,665,219	51,858,354
Michael R. Wessel	162,798,534	52,725,039
     2. Proposal to Approve the Adoption of the 2008 Performance Plan. A resolution that the shareholders approve the adoption of the 2008 Performance Plan of The Goodyear Tire & Rubber Company was submitted to, and voted upon by, the shareholders. There were 171,804,675 shares of common stock voted in favor of, and 14,743,007 shares of common stock voted against, said resolution. The holders of 2,848,073 shares of common stock abstained and there were 26,127,818 “broker non-votes.” The resolution, having received the affirmative vote of the holders of a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.
     3. Proposal to Approve the Adoption of the Management Incentive Plan. A resolution that the shareholders approve the adoption of The Goodyear Tire & Rubber Company Management Incentive Plan was submitted to, and voted upon by, the shareholders. There were 185,069,179 shares of common stock voted in favor of, and 26,896,774 shares of common stock voted against, said resolution. The holders of 3,557,620 shares of common stock abstained and there were no “broker non-votes.” The resolution, having received the affirmative vote of the holders of a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.
     4. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as the independent registered public accounting firm for Goodyear for the year ending December 31, 2008 was submitted to, and voted upon by, the shareholders. There were 210,310,613 shares of common stock voted in favor of, and 3,124,204 shares of common stock voted against, said resolution. The holders of 2,088,756 shares of common stock abstained and there were no “broker non-votes.” The resolution, having received the affirmative vote of the holders of a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.

     ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: April 25, 2008	By	/s/ Richard J. Noechel
Richard J. Noechel, Vice President and Controller
(Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008
INDEX OF EXHIBITS

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen Nondenominational Certificate for Shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2007, File No. 1-1927).

(b)	Indenture, dated as of March 15, 1996, between the Company and Chemical Bank (now Wells Fargo Bank, N.A.), as Trustee, as supplemented on March 16, 1998, in respect of the Company’s 7% Notes due 2028 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and The Chase Manhattan Bank (now Wells Fargo Bank, N.A.), as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), as supplemented on August 15, 2001, in respect of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(d)	Indenture, dated as of June 23, 2005, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 9% Senior Notes due 2015 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(e)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005 and August 26, 2005, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natexis Banques Populairies, as Joint Lead Arranger, Goodyear Dunlop Tires Finance Europe B.V., as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH (incorporated by reference, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

(f)	Amended and Restated Master Subordinated Deposit Agreement dated December 10, 2004, as amended and restated on May 23, 2005 and August 26, 2005, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V., as Subordinated Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, File No. 333-128932).

E-1

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number
(g)	Master Complementary Deposit Agreement dated December 10, 2004 between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Goodyear Dunlop Tires Finance Europe B.V., as Complementary Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).

(h)	Indenture, dated as of July 2, 2004, between the Company and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 4% Convertible Senior Notes due 2034 (incorporated by reference, filed as Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).

(i)	Indenture, dated as of November 21, 2006, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 8.625% Senior Notes due 2011 and Senior Floating Rate Notes due 2009 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

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

10	Material Contracts

(a)*	2008 Performance Plan of The Goodyear Tire & Rubber Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).

(b)*	The Goodyear Tire & Rubber Company Management Incentive Plan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).

(c)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).

(d)*	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Rights Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).

(e)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).

(f)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).

(g)*	Form of Restricted Stock Purchase Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

23	Consent of Experts

(a)	Consent of Bates White, LLC	23.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-2

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number
99	Segment Information

(a)	Restated Segment Information for the Quarterly Periods Ending June 30, September 30, and December 31, 2007	99.1

(b)	Restated Segment Information for the Year-To-Date Periods Ending June 30, and September 30, 2007	99.2

(c)	Restated Segment Information for the Year-To-Date Periods Ending December 31, 2007 and 2006	99.3

(d)	Restated Segment Information for the Year-To-Date Periods Ending December 31, 2007 and 2006	99.4

*	Indicates management contract or compensatory plan or arrangement.

E-3