Form 10-Q
period 2008-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2008-07-31
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2008:	241,141,416

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
INDEX OF EXHIBITS
EX-10.1
EX-10.2
EX-10.3
EX-12.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2008	2007	2008	2007
NET SALES	$5,239	$4,921	$10,181	$9,420

Cost of Goods Sold	4,196	3,967	8,157	7,708
Selling, Administrative and General Expense	735	692	1,370	1,355
Rationalizations (Note 2)	87	7	100	22
Interest Expense	76	120	165	245
Other (Income) and Expense (Note 3)	(22)	39	(28)	19

Income from Continuing Operations before Income Taxes and Minority Interest	167	96	417	71
United States and Foreign Taxes	74	51	151	114
Minority Interest	18	16	44	38

Income (Loss) from Continuing Operations	75	29	222	(81)

Discontinued Operations	—	27	—	(37)

NET INCOME (LOSS)	$75	$56	$222	$(118)

Income (Loss) Per Share — Basic
Income (Loss) from Continuing Operations	$0.31	$0.15	$0.92	$(0.43)
Discontinued Operations	—	0.13	—	(0.20)

Net Income (Loss) Per Share — Basic	$0.31	$0.28	$0.92	$(0.63)

Weighted Average Shares Outstanding (Note 4)	241	196	240	188

Income (Loss) Per Share — Diluted
Income (Loss) from Continuing Operations	$0.31	$0.14	$0.91	$(0.43)
Discontinued Operations	—	0.12	—	(0.20)

Net Income (Loss) Per Share — Diluted	$0.31	$0.26	$0.91	$(0.63)

Weighted Average Shares Outstanding (Note 4)	243	231	244	188
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2008	2007
Assets:
Current Assets:
Cash and Cash Equivalents	$2,069	$3,463
Restricted Cash	181	191
Accounts Receivable, less Allowance — $93 ($88 in 2007)	3,630	3,103
Inventories:
Raw Materials	675	591
Work in Process	153	147
Finished Products	3,105	2,426

	3,933	3,164
Prepaid Expenses and Other Current Assets	292	251

Total Current Assets	10,105	10,172
Goodwill	784	713
Intangible Assets	165	167
Deferred Income Tax	76	83
Other Assets	436	458
Property, Plant and Equipment less Accumulated Depreciation — $8,730 ($8,329 in 2007)	5,928	5,598

Total Assets	$17,494	$17,191

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,787	$2,422
Compensation and Benefits	930	897
Other Current Liabilities	812	753
United States and Foreign Taxes	235	196
Notes Payable and Overdrafts (Note 7)	300	225
Long Term Debt and Capital Leases due within one year (Note 7)	101	171

Total Current Liabilities	5,165	4,664
Long Term Debt and Capital Leases (Note 7)	3,668	4,329
Compensation and Benefits	3,245	3,404
Deferred and Other Noncurrent Income Taxes	305	274
Other Long Term Liabilities	657	667
Minority Equity in Subsidiaries	1,101	1,003

Total Liabilities	14,141	14,341

Commitments and Contingent Liabilities (Note 10)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares – 241 (240 in 2007) after deducting 10 treasury shares (10 in 2007)	241	240
Capital Surplus	2,694	2,660
Retained Earnings	1,824	1,602
Accumulated Other Comprehensive Loss	(1,406)	(1,652)

Total Shareholders’ Equity	3,353	2,850

Total Liabilities and Shareholders’ Equity	$17,494	$17,191

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Net Income (Loss)	$75	$56	$222	$(118)

Other Comprehensive Income (Loss):

Defined benefit plans:
Prior service credit from plan amendment during period	—	—	—	501
Less: Minority interest	—	—	—	(3)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost	32	41	65	97
Less: Taxes	(2)	(6)	(3)	(13)
Minority interest	(2)	(3)	(4)	(6)
(Increase) decrease in net actuarial losses	(3)	(12)	(3)	20
Less: Minority interest	—	3	—	2

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	1	—	1	133

	26	23	56	731

Foreign currency translation gain	11	102	197	146

Unrealized investment gain (loss)	(2)	4	(7)	(3)

Comprehensive Income	$110	$185	$468	$756

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$222	$(118)
Less: Discontinued operations	—	(37)

Income (Loss) from Continuing Operations	222	(81)

Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	318	300
Amortization and write-off of debt issuance costs	19	33
Deferred tax provision	13	(4)
Net rationalization charges (Note 2)	100	22
Net gains on asset sales	(37)	(19)
Fire loss expense	2	12
Minority interest and equity earnings	45	38
Pension contributions and direct payments	(162)	(265)
Rationalization payments	(28)	(44)
Insurance recoveries	9	—
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(398)	(505)
Inventories	(684)	(271)
Accounts payable — trade	361	134
Compensation and benefits	58	220
Other assets and liabilities	(53)	(83)

TOTAL OPERATING CASH FLOWS FROM CONTINUING OPERATIONS	(215)	(513)
Discontinued operations	—	5

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(215)	(508)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(476)	(227)
Asset dispositions	40	33
Asset acquisitions (Note 5)	(46)	—
Decrease in restricted cash	10	23

TOTAL INVESTING CASH FLOWS FROM CONTINUING OPERATIONS	(472)	(171)
Discontinued operations	—	(25)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(472)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	60	39
Short term debt and overdrafts paid	(30)	(57)
Long term debt incurred	3	374
Long term debt paid	(787)	(2,141)
Debt issuance costs	—	(17)
Common stock issued	5	940
Dividends paid to minority shareholders	(2)	(9)
Other transactions	6	—

TOTAL FINANCING CASH FLOWS FROM CONTINUING OPERATIONS	(745)	(871)
Discontinued operations	—	(12)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(745)	(883)

Net Change in Cash of Discontinued Operations	—	32

Effect of exchange rate changes on cash and cash equivalents	38	21

Net Change in Cash and Cash Equivalents	(1,394)	(1,534)

Cash and Cash Equivalents at Beginning of the Period	3,463	3,862

Cash and Cash Equivalents at End of the Period	$2,069	$2,328

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
       Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2008.
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
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. SFAS No. 157 also expanded disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.
Valuation Hierarchy
SFAS No. 157 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
•	Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Valuation methodologies used for assets and liabilities measured at fair value are as follows.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments
Where quoted prices are available in an active market, investments are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, fair values are estimated using quoted prices of securities with similar characteristics or inputs other than quoted prices that are observable for the security, and would be classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities would be classified within Level 3 of the valuation hierarchy.
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
     In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” The FSP defers the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives, guarantees and certain other items. We are evaluating our methods used in making those measurements and assessing the impact that these provisions may have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company reports unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. We did not elect the fair value measurement option for any of our existing financial instruments other than those that are already being measured at fair value. As such, the adoption of SFAS No. 159 effective January 1, 2008 did not have a material impact on our consolidated financial statements.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
beginning after December 15, 2008. We are currently assessing the impact SFAS No. 141 (R) and SFAS No. 160 will have on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We plan to adopt SFAS No. 161 in the first quarter of 2009 and will be reporting the required disclosures in our Form 10-Q for the period ending March 31, 2009.
     In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
     In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP is to be applied retrospectively. In July 2004, we issued $350 million of 4% convertible senior notes due 2034, and subsequently exchanged $346 million of those notes for common stock and a cash payment in December 2007. The remaining $4 million of notes were converted into common stock in May 2008. We are currently assessing the impact that FSP APB 14-1 will have on our consolidated financial statements.
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess and high-cost manufacturing capacity and to reduce associate headcount. As part of that strategy, in the second quarter of 2008, we announced plans to close our Somerton, Australia manufacturing facility by December 31, 2008. As a result, we recorded $72 million of charges primarily for employee severance related to the closure in our second quarter 2008 results. In addition, we completed discussions with employee unions related to our Amiens, France tire plants and as a result have increased our previously recorded rationalization reserve for employee severance by $7 million in the second quarter of 2008. The net rationalization charges included in Income (Loss) from Continuing Operations before Income Taxes and Minority Interest are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
New charges	$87	$11	$101	$28
Reversals	—	(4)	(1)	(6)

	$87	$7	$100	$22

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the reconciliation of our liability between periods:

	Associate-	Other Than
(In millions)	Related Costs	Associate-Related Costs	Total
Balance at December 31, 2007	$56	$6	$62
First quarter charges	4	10	14
Incurred	(12)	(7)	(19)
Reversed to the statement of operations	(1)	—	(1)

Balance at March 31, 2008	$47	$9	$56
Second quarter charges	85	2	87
Incurred	(9)	(2)	(11)

Balance at June 30, 2008	$123	$9	$132

During the second quarter of 2008, $87 million ($83 million after-tax or $0.34 per share) of net charges were recorded. New charges of $87 million represent $76 million for plans initiated in 2008 and $11 million for plans initiated in 2007 and prior years. New charges for the 2008 plans include $75 million related to associate severance costs and $1 million primarily for other exit costs and non-cancelable lease costs. These amounts include $75 million related to future cash outflows and $1 million for non-cash pension curtailments. New charges for the 2007 and prior year plans include $10 million related to associate severance costs and $1 million primarily for other exit costs and non-cancelable lease costs. These amounts include $11 million related to future cash outflows.
     For the first six months of 2008, $100 million ($95 million after-tax or $0.39 per share) of net charges were recorded. New charges of $101 million were comprised of $78 million for plans initiated in 2008 and $23 million for plans initiated in 2007 and prior years. New charges for the 2008 plans include $77 million related to associate severance costs and $1 million primarily for other exit costs and non-cancelable lease costs. These amounts include $77 million related to future cash outflows and $1 million for non-cash pension curtailments. The $23 million of new charges for 2007 and prior year plans consist of $12 million of associate-related costs and $11 million primarily for other exit costs and non-cancelable lease costs. These amounts include $19 million related to future cash outflows and $4 million for other non-cash exit costs. The first six months of 2008 includes the reversal of $1 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 700 associates will be released under programs initiated in 2008, most of whom will be released within the next 12 months.
     The accrual balance of $132 million at June 30, 2008 includes approximately $9 million related to long-term non-cancelable lease costs and approximately $123 million of associate-related costs that are expected to be substantially utilized within the next twelve months.
     Accelerated depreciation charges of $4 million were recorded as Cost of Goods Sold in the three and six months ended June 30, 2008, respectively, related to our plan to close our Somerton, Australia tire manufacturing facility. Accelerated depreciation charges of $8 million and $25 million were recorded as Cost of Goods Sold in the three and six months ended June 30, 2007, respectively, for fixed assets that were taken out of service primarily in connection with the elimination of tire production at our Valleyfield, Quebec and Tyler, Texas tire plants.
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
     For the first six months of 2007, $22 million ($21 million after-tax or $0.11 per share) of net charges were recorded. New charges of $28 million were comprised of $5 million for plans initiated in 2007 and $23 million for plans initiated in 2006. New charges of $5 million for the 2007 plans related to associate severance costs. The $23 million of new charges for 2006 plans consist of $7 million of associate-related costs and $16 million primarily for other exit costs and non-cancelable lease costs. The first six months of 2007 includes the reversal of $6 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 700 associates remain to be released under programs initiated in 2007 and prior years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Net gains on asset sales	$(4)	$(10)	$(37)	$(19)
Interest income	(18)	(26)	(47)	(56)
Financing fees	9	56	62	67
Insurance fire loss expense	—	5	2	12
Foreign currency exchange	(6)	12	2	14
General & product liability - discontinued products (Note 10)	1	4	6	8
Equity in earnings of affiliates	—	(1)	—	(3)
Miscellaneous	(4)	(1)	(16)	(4)

	$(22)	$39	$(28)	$19

Other (Income) and Expense was $22 million of income in the second quarter of 2008, compared to $39 million of expense in the second quarter of 2007. Net gains on asset sales were $4 million and $10 million in the 2008 and 2007 periods, respectively, related primarily to the sale of properties in Germany in 2008 and Canada in 2007. Interest income decreased by $8 million due primarily to lower cash balances. Financing fees decreased by $47 million due primarily to the inclusion in the 2007 period of charges totaling $47 million related to refinancing activities and debt redemption. Fire loss expense in 2007 included expenses related to a fire at our tire manufacturing facility in Thailand. The impact of foreign currency exchange improved by $18 million due primarily to the effect of changing exchange rates on foreign currency denominated transactions in Chile and Colombia. Miscellaneous items include royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.
     Other (Income) and Expense was $28 million of income in the first six months of 2008, compared to $19 million of expense in the first six months of 2007. Net gains on asset sales were $37 million in 2008 and $19 million in 2007, related primarily to the sale of properties in Germany, Morocco, Argentina and New Zealand in 2008 and Canada and Australia in 2007. Interest income decreased by $9 million due primarily to lower cash balances. Financing fees included charges of $43 million and $47 million in the first six months of 2008 and 2007, respectively, related to refinancing activities and debt redemption. Fire loss expense in 2007 included expenses related to a fire at our tire manufacturing facility in Thailand. The impact of foreign currency exchange improved by $12 million due primarily to the impact of changing exchange rates on foreign currency denominated transactions in Chile, Colombia and Turkey. Miscellaneous items include royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the weighted average number of common shares outstanding.
     There were contingent conversion features included in the indenture governing our $350 million 4% convertible senior notes due 2034 (the “convertible notes”), issued on July 2, 2004. On December 10, 2007, $346 million of convertible notes were exchanged for approximately 28.7 million shares of Goodyear common stock plus a cash payment. During the second quarter of 2008, the remaining $4 million of convertible notes were converted into approximately 0.3 million shares of Goodyear common stock.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Average shares outstanding — basic	241	196	240	188
4% Convertible Senior Notes due 2034	—	29	—	—
Stock Options and other dilutive securities	2	6	4	—

Average shares outstanding — diluted	243	231	244	188

Weighted average shares outstanding — diluted for the six months ended June 30, 2007, excluded approximately 29 million contingently issuable shares as their inclusion would have been anti-dilutive due to the net loss for that period. Also, approximately 11 million equivalent shares for the six months ended June 30, 2007 related to options with exercise prices less than the average market price of our common shares (i.e. “in-the-money” options) were excluded as their inclusion would have been anti-dilutive because of the net loss for that period.
     Additionally, weighted average shares outstanding — diluted excluded approximately 9 million equivalent shares for the three and six months ended June 30, 2008, respectively, and excluded approximately 5 million and 7 million equivalent shares for the three and six months ended June 30, 2007, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options).
     The following table presents the computation of adjusted income (loss) from continuing operations and adjusted income (loss) used in computing income (loss) from continuing operations - per share diluted and Net Income (Loss) Per Share — Diluted, respectively. The computation of adjusted income (loss) from continuing operations assumes that after-tax interest costs incurred on the convertible notes would have been avoided had the convertible notes been converted as of April 1 for the three months ended June 30, 2007. Adjusted income (loss) for the six months ended June 30, 2007 did not include the after-tax interest costs as the convertible notes were anti-dilutive due to the loss from continuing operations. Adjusted income (loss) for the three and six months ended June 30, 2008 does not include the after-tax interest costs as substantially all of the convertible notes were exchanged in December 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Income (Loss) from continuing operations	$75	$29	$222	$(81)
After-tax impact of 4% Convertible Senior Notes due 2034	—	4	—	—

Adjusted Income (Loss) from continuing operations	75	33	222	(81)
Discontinued Operations	—	27	—	(37)

Adjusted Income (Loss)	$75	$60	$222	$(118)

NOTE 5. INVESTMENTS
Investments
In March 2008, we acquired an additional 6.12% ownership interest in our tire manufacturing subsidiary in Poland by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million.
Statement of Cash Flows
Cash flows from investing activities in the first six months of 2008 exclude $98 million of capital expenditures that remain unpaid and accrued for at June 30, 2008.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value at June 30, 2008 on the Consolidated Balance Sheet:

		Quoted Prices in
	Total Carrying	Active Markets for
	Value in the	Identical	Significant Other	Significant
	Consolidated	Assets/Liabilities	Observable Inputs	Unobservable Inputs
(In millions)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:

Investments	$43	$43	$—	$—

Derivative Financial Instruments	15	—	5	10

Total Assets at Fair Value	$58	$43	$5	$10

Liabilities:

Derivative Financial Instruments	$16	$—	$16	$—

Total Liabilities at Fair Value	$16	$—	$16	$—

Derivative financial instrument valuations classified as Level 3 include an embedded currency derivative in long-dated operating leases. The valuation is based on an extrapolation of forward rates to the assumed expiration of the leases. Other (Income) and Expense in the three and six months ended June 30, 2008 included a gain of $2 million and $4 million, respectively, resulting from the change in the fair value of the embedded derivative.
The following table presents supplemental fair value information about long term fixed rate debt, including capital leases, at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(In millions)	2008	2007
Carrying amount — liability	$1,529	$2,074
Fair value — liability	1,525	2,172
The fair value was estimated using quoted market prices or discounted future cash flows. At June 30, 2008, the fair value approximated the carrying value. The fair value exceeded the carrying amount at December 31, 2007 due primarily to lower market interest rates.
The following table presents supplemental fair value information about long term variable rate debt at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(In millions)	2008	2007
Carrying amount — liability	$2,540	$2,651
Fair value — liability	2,427	2,594

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value was estimated using quoted market prices or discounted future cash flows. At June 30, 2008, the carrying amount of our variable rate debt exceeds the fair value due to the tighter U.S. credit markets. The fair value of our variable rate debt at December 31, 2007 approximated its carrying amount.
NOTE 7. FINANCING ARRANGEMENTS
At June 30, 2008, we had total credit arrangements totaling $6,838 million, of which $2,278 million were unused, compared to $7,392 million and $2,169 million, respectively, at December 31, 2007.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2008, we had short term committed and uncommitted credit arrangements totaling $611 million, of which $311 million was unused, compared to $564 million and $339 million, respectively, at December 31, 2007. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2008	2007
Notes payable and overdrafts	$300	$225

Weighted average interest rate	7.36%	6.90%

Long term debt and capital leases due within one year:
6 3/8% due 2008	$—	$100
Other (including capital leases)	101	71

	$101	$171

Weighted average interest rate	5.75%	6.57%

Total obligations due within one year	$401	$396

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2008, we had long term credit arrangements totaling $6,227 million, of which $1,967 million were unused, compared to $6,828 million and $1,830 million, respectively, at December 31, 2007.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2008		December 31, 2007
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6 3/8% due 2008	$—	—	$100	6 3/8%
Floating rate notes due 2009	498	6.68%	497	8.66%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	325	8.625%
Floating rate notes due 2011	—	—	200	13.71%
11% due 2011	—	—	449	11.25%
9% due 2015	260	9%	260	9%
7% due 2028	149	7%	149	7%
4% Convertible Senior Notes due 2034	—	—	4	4%

Bank term loans:
$1.2 billion second lien term loan facility due 2014	1,200	4.54%	1,200	6.43%
Pan-European accounts receivable facility due 2009	434	5.69%	403	5.75%
Other domestic and international debt(1)	215	8.10%	223	7.65%

	3,731		4,460
Capital lease obligations	38		40

	3,769		4,500
Less portion due within one year	(101)		(171)

	$3,668		$4,329

(1)	Interest rate for both June 30, 2008 and December 31, 2007, is the weighted average interest rate.
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
     During the second quarter of 2008, the remaining $4 million of convertible notes were converted into approximately 0.3 million shares of Goodyear common stock.
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
     At June 30, 2008, there were no borrowings and $517 million of letters of credit issued under the revolving credit facility. At December 31, 2007, there were no borrowings and $526 million of letters of credit issued under the revolving credit facility.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
On April 20, 2007, we amended and restated our second lien term loan facility. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At June 30, 2008 and December 31, 2007, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European Revolving Credit Facilities due 2012
On April 20, 2007, we amended and restated our facilities, which now consist of a €350 million European revolving credit facility, with a €50 million letter of credit sublimit, and a €155 million German revolving credit facility. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of June 30, 2008 and December 31, 2007, there were $12 million of letters of credit issued and no borrowings under the European revolving credit facility. As of June 30, 2008 and December 31, 2007, there were no borrowings under the German revolving credit facility.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
     GDTE and certain of its subsidiaries are party to a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding and is subject to customary annual renewal of back-up liquidity commitments.
     The facility involves the twice-monthly sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retained servicing responsibilities.
     As of June 30, 2008 and December 31, 2007, the amount available and fully utilized under this program totaled $434 million and $403 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and accordingly, this amount is included in Long-term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $85 million and $78 million at June 30, 2008 and December 31, 2007, respectively. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, please refer to the Note to Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
Amended Pan - European Accounts Receivable Securitization Facility (On-Balance Sheet)
On July 23, 2008, certain of our European subsidiaries amended and restated the pan-European accounts receivable securitization facility. The amendments increased the funding capacity of the facility from €275 million to €450 million and extended the expiration date from 2009 to 2015. The facility will continue to be subject to customary annual renewal of back-up liquidity commitments.
     The amended facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. It is an event of default under the amended facility if the ratio of GDTE’s consolidated net indebtedness to its consolidated EBITDA is greater that 3.0 to 1.0. This financial covenant will automatically be amended to conform to the European credit facilities upon any amendment of such covenant in the European credit facilities. The defined terms used for this financial covenant are substantially similar to those included in the European credit facilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Debt Maturities
Updates as of June 30, 2008 to our debt maturities as disclosed in our 2007 Form 10-K are provided below and reflect the redemption of our $650 million senior secured notes due 2011 as well as the maturity and repayment of our $100 million 6 3/8% notes. The updated information does not reflect the July 23, 2008, amendments to our pan-European accounts receivable securitization facility.

	Twelve Months Ending December 31,
(In millions)	2008	2009	2010	2011	2012
Domestic	$4	$500	$3	$977	$3
International	67	465	16	2	59

	$71	$965	$19	$979	$62

NOTE 8. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.4 million stock options and 1.0 million performance share units during the first quarter of 2008 under our 2005 Performance Plan. The 2005 Performance Plan expired on April 26, 2008. The weighted average exercise price per share and weighted average fair value per share of these stock options was $26.74 and $13.35, respectively. The expected term was estimated using the simplified method, as historical data was not sufficient to provide a reasonable estimate. We estimated the fair values using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 3.21%
Volatility: 47.0%
Dividend yield: Nil
Additionally, we also granted 0.1 million reload options during the first six months of 2008.
     We recognized stock-based compensation expense of $1 million ($3 million after-tax) and $8 million ($10 million after-tax) during the three and six months ended June 30, 2008, respectively. As of June 30, 2008, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $66 million and is expected to be recognized over the remaining vesting period of the respective grants, through June 30, 2012. During the three and six months ended June 30, 2007 we recognized stock-based compensation expense of $21 million ($20 million after-tax) and $36 million ($33 million after-tax), respectively.
     On April 8, 2008, our shareholders approved the adoption of our 2008 Performance Plan. The 2008 Performance Plan, which replaces the 2005 Performance Plan, expires on April 8, 2018, and permits the grant of stock options and stock appreciation rights and the making of restricted stock or restricted stock unit grants, performance grants, other stock-based grants and awards, and cash-based grants and awards to employees and directors of the Company. A maximum of 8 million shares of our common stock may be issued under the 2008 Performance Plan. Any shares of common stock that are subject to awards of stock options or stock appreciation rights will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 1.61 shares for each share granted for purposes of the aggregate share limit.
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
     Pension cost follows:

		U.S.		U.S.
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	(In millions)	2008	2007	2008	2007
	Service cost — benefits earned during the period	$18	$21	$36	$44
	Interest cost on projected benefit obligation	79	78	158	155
	Expected return on plan assets	(93)	(86)	(186)	(172)
Amortization of:	- prior service cost	9	9	18	22
	- net losses	11	14	22	29

	Net periodic pension cost	24	36	48	78
	Curtailments/settlements	1	—	1	64

	Total pension cost	$25	$36	$49	$142

		Non-U.S.		Non-U.S.
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	(In millions)	2008	2007	2008	2007
	Service cost — benefits earned during the period	$10	$12	$19	$21
	Interest cost on projected benefit obligation	42	38	85	74
	Expected return on plan assets	(38)	(33)	(75)	(64)
Amortization of:	- prior service cost	—	—	1	1
	- net losses	14	19	27	38

	Net periodic pension cost	28	36	57	70
	Curtailments/settlements	1	—	1	—

	Total pension cost	$29	$36	$58	$70

We expect to contribute approximately $300 million to $350 million to our funded U.S. and non-U.S. pension plans in 2008. For the three and six months ended June 30, 2008, we contributed $45 million and $84 million, respectively, to our non-U.S. plans and for the three and six months ended June 30, 2008, we contributed $53 million to our U.S. plans.
     Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended June 30, 2008 and 2007 were $9 million and $7 million, respectively, and $18 million and $15 million for the six months ended June 30, 2008 and 2007, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Postretirement benefit cost follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Service cost — benefits earned during the period	$3	$4	$6	$9
Interest cost on projected benefit obligation	26	26	52	57
Amortization of: - prior service cost	(3)	(4)	(6)	1
- net losses	2	3	4	6

Net periodic postretirement benefit cost	$28	$29	$56	$73

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2008, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1,764 million, and off-balance-sheet financial guarantees written and other commitments totaling $38 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we shall purchase minimum amounts of various raw materials at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.
Environmental Matters
We have recorded liabilities totaling $43 million and $46 million at June 30, 2008 and December 31, 2007, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million and $11 million were included in Other Current Liabilities at June 30, 2008 and December 31, 2007, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $283 million and $276 million for anticipated costs related to workers’ compensation at June 30, 2008 and December 31, 2007, respectively. Of these amounts, $80 million and $86 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2008 and December 31, 2007, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $454 million and $467 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us, at June 30, 2008 and December 31, 2007, respectively. Of these amounts, $269 million and $270 million were included in Other Current Liabilities at June 30, 2008 and December 31, 2007, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $69 million and $71 million at June 30, 2008 and December 31, 2007, respectively. Of these amounts, $6 million and $8 million were included in Current Assets as part of Accounts Receivable at June 30, 2008 and December 31, 2007, respectively. We have restricted cash of $167 million and $172 million at June 30, 2008 and December 31, 2007, respectively, to fund certain of these liabilities.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approximately 50,000 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $304 million through June 30, 2008 and $297 million through December 31, 2007.
     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2008	December 31, 2007
Pending claims, beginning of period	117,400	124,000
New claims filed	2,400	2,400
Claims settled/dismissed	(1,300)	(9,000)

Pending claims, end of period	118,500	117,400

Payments (1)	$9	$22

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
     We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $124 million and $127 million at June 30, 2008 and at December 31, 2007, respectively. The portion of the liability associated with unasserted asbestos claims was $74 million and $76 million at June 30, 2008 and December 31, 2007, respectively. Our liability with respect to asserted claims and related defense costs was $50 million at June 30, 2008 and $51 million at December 31, 2007. At June 30, 2008, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by up to $35 million, approximately 50% of which would be recoverable by our accessible policy limits.
     Based upon a model employed by Bates, as of June 30, 2008 and as of December 31, 2007, (i) we had recorded a receivable related to asbestos claims of $69 million and $71 million, respectively, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $6 million and $8 million were included in Current Assets as part of Accounts Receivable at June 30, 2008 and December 31, 2007, respectively.
     We believe that at June 30, 2008, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $69 million insurance receivable recorded at June 30, 2008. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at June 30, 2008.
Heatway (Entran II). We have entered into a court approved amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product used in hydronic radiant heating systems, known as Entran II. We had recorded liabilities related to Entran II claims totaling $189 million at June 30, 2008 and $193 million at December 31, 2007. We have made cash contributions to the settlement fund totaling $130 million through 2007 and will make additional contributions of $20 million in 2008. In addition to these annual payments, we previously contributed approximately $174 million received from insurance contributions to the settlement fund pursuant to the terms of the settlement agreement. We do not expect to receive any additional insurance reimbursements for Entran II related matters. We expect that, except for liabilities associated with actions in which we have received adverse judgments and sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement.

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
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize tax benefits when, based on new information, we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, or that we are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Sales:
North American Tire	$2,130	$2,276	$4,127	$4,293
Europe, Middle East and Africa Tire	2,024	1,759	3,974	3,447
Latin American Tire	572	458	1,102	868
Asia Pacific Tire	513	428	978	812

Net Sales	$5,239	$4,921	$10,181	$9,420

Segment Operating Income:
North American Tire	$24	$53	$56	$33
Europe, Middle East and Africa Tire	151	126	323	265
Latin American Tire	103	90	217	168
Asia Pacific Tire	52	41	101	70

Total Segment Operating Income	330	310	697	536
Rationalizations	(87)	(7)	(100)	(22)
Accelerated depreciation	(4)	(8)	(4)	(25)
Interest expense	(76)	(120)	(165)	(245)
Corporate incentive and stock based compensation plans	(11)	(26)	(15)	(42)
Intercompany profit elimination	(4)	4	(13)	(13)
Curtailment	—	—	—	(64)
Retained net expenses of discontinued operations	—	(9)	—	(16)
Other income and (expense)	22	(39)	28	(19)
Other	(3)	(9)	(11)	(19)

Income from Continuing Operations before Income Taxes and Minority Interest	$167	$96	$417	$71

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, and Asset Sales, as described in Note 3, Other (Income) and Expense, are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Rationalizations:
North American Tire	$2	$4	$11	$10
Europe, Middle East and Africa Tire	12	2	17	7
Latin American Tire	1	—	—	2
Asia Pacific Tire	72	—	72	—

Total Segment Rationalizations	87	6	100	19
Corporate	—	1	—	3

	$87	$7	$100	$22

Asset Sales (gain) / loss:
North American Tire	$(1)	$(8)	$(1)	$(8)
Europe, Middle East and Africa Tire	(3)	(1)	(21)	(2)
Latin American Tire	—	(1)	(5)	(2)
Asia Pacific Tire	—	—	(10)	(7)

Total Segment Asset Sales (gain) / loss	$(4)	$(10)	$(37)	$(19)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. INCOME TAXES
For the second quarter of 2008, we recorded tax expense of $74 million on income from continuing operations before income taxes and minority interest of $167 million. We record taxes based on overall estimated annual effective tax rates. Due to our projected marginal profitability in the United States, the estimated annual U.S. effective tax rate is subject to wide variability requiring us to record our U.S. taxes on a discrete item basis for the second quarter of 2008. For the second quarter of 2007, we recorded tax expense of $51 million on income from continuing operations before income taxes and minority interest of $96 million. Included in tax expense for the second quarter of 2007 was a net tax benefit of $11 million ($0.05 per share) related to prior periods. The out-of-period adjustment, in 2007, related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.
     Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $100 million ($85 million, net of minority interest).
     At January 1, 2008, we had unrecognized tax benefits of $174 million that if recognized, would have a favorable impact on our tax expense of $162 million. We report interest and penalties as income taxes and have accrued interest of $11 million as of January 1, 2008. We agreed to an audit assessment during the second quarter of 2008, which reduced the unrecognized tax benefits by $7 million and accrued interest by $2 million. If not favorably settled, $52 million of the remaining unrecognized tax benefits and $9 million of accrued interest would require the use of cash.
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
     Certain non-guarantor subsidiaries of the Parent Company are restricted from remitting funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or restrictions in credit agreements or other debt instruments of those subsidiaries. Cash flows resulting from short-term cash advances between operating entities are included in Cash Flows from Operating Activities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	June 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,034	$60	$975	$—	$2,069
Restricted Cash	173	—	8	—	181
Accounts Receivable	920	201	2,509	—	3,630
Accounts Receivable from Affiliates	—	902	—	(902)	—
Inventories	1,721	310	1,976	(74)	3,933
Prepaid Expenses and Other Current Assets	105	18	168	1	292

Total Current Assets	3,953	1,491	5,636	(975)	10,105
Goodwill	—	25	512	247	784
Intangible Assets	110	12	55	(12)	165
Deferred Income Tax	—	16	76	(16)	76
Other Assets	195	52	189	—	436
Investments in Subsidiaries	5,228	678	3,378	(9,284)	—
Property, Plant and Equipment	2,042	216	3,658	12	5,928

Total Assets	$11,528	$2,490	$13,504	$(10,028)	$17,494

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$671	$78	$2,038	$—	$2,787
Accounts Payable to Affiliates	879	—	23	(902)	—
Compensation and Benefits	517	34	379	—	930
Other Current Liabilities	454	14	344	—	812
United States and Foreign Taxes	57	20	166	(8)	235
Notes Payable and Overdrafts	—	—	300	—	300
Long Term Debt and Capital Leases due within one year	2	—	99	—	101

Total Current Liabilities	2,580	146	3,349	(910)	5,165
Long Term Debt and Capital Leases	3,097	—	571	—	3,668
Compensation and Benefits	1,936	219	1,090	—	3,245
Deferred and Other Noncurrent Income Taxes	79	23	214	(11)	305
Other Long Term Liabilities	483	40	134	—	657
Minority Equity in Subsidiaries	—	—	853	248	1,101

Total Liabilities	8,175	428	6,211	(673)	14,141

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	241	617	4,549	(5,166)	241
Capital Surplus	2,694	5	786	(791)	2,694
Retained Earnings	1,824	1,688	2,564	(4,252)	1,824
Accumulated Other Comprehensive Loss	(1,406)	(248)	(606)	854	(1,406)

Total Shareholders’ Equity	3,353	2,062	7,293	(9,355)	3,353

Total Liabilities and Shareholders’ Equity	$11,528	$2,490	$13,504	$(10,028)	$17,494

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended June 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$2,034	$482	$5,493	$(2,770)	$5,239

Cost of Goods Sold	1,800	414	4,795	(2,813)	4,196
Selling, Administrative and General Expense	241	47	449	(2)	735
Rationalizations	1	2	84	—	87
Interest Expense	57	6	63	(50)	76
Other (Income) and Expense	(63)	(1)	(46)	88	(22)

Income (Loss) before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(2)	14	148	7	167
United States and Foreign Taxes	9	(1)	65	1	74
Minority Interest	—	—	18	—	18
Equity in Earnings of Subsidiaries	86	7	—	(93)	—

NET INCOME (LOSS)	$75	$22	$65	$(87)	$75

	Three Months Ended June 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,008	$477	$4,667	$(2,231)	$4,921

Cost of Goods Sold	1,775	424	4,059	(2,291)	3,967
Selling, Administrative and General Expense	254	45	394	(1)	692
Rationalizations	(1)	7	1	—	7
Interest Expense	110	13	69	(72)	120
Other (Income) and Expense	(23)	(11)	(36)	109	39

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(107)	(1)	180	24	96
United States and Foreign Taxes	(2)	3	49	1	51
Minority Interest	—	—	16	—	16
Equity in Earnings of Subsidiaries	134	4	—	(138)	—

Income(Loss) from Continuing Operations	29	—	115	(115)	29
Discontinued Operations	27	3	15	(18)	27

NET INCOME (LOSS)	$56	$3	$130	$(133)	$56

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Six Months Ended June 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$3,977	$948	$10,499	$(5,243)	$10,181

Cost of Goods Sold	3,518	818	9,133	(5,312)	8,157
Selling, Administrative and General Expense	447	93	832	(2)	1,370
Rationalizations	8	3	89	—	100
Interest Expense	136	12	135	(118)	165
Other (Income) and Expense	(95)	(3)	(128)	198	(28)

Income (Loss) before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(37)	25	438	(9)	417
United States and Foreign Taxes	16	3	133	(1)	151
Minority Interest	—	—	44	—	44
Equity in Earnings of Subsidiaries	275	25	—	(300)	—

NET INCOME (LOSS)	$222	$47	$261	$(308)	$222

	Six Months Ended June 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SALES	$3,894	$939	$9,000	$(4,413)	$9,420

Cost of Goods Sold	3,508	854	7,842	(4,496)	7,708
Selling, Administrative and General Expense	532	88	734	1	1,355
Rationalizations	2	12	8	—	22
Interest Expense	229	22	131	(137)	245
Other (Income) and Expense	(107)	(14)	(89)	229	19

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(270)	(23)	374	(10)	71
United States and Foreign Taxes	7	6	103	(2)	114
Minority Interest	—	—	38	—	38
Equity in Earnings of Subsidiaries	196	13	—	(209)	—

Income (Loss) from Continuing Operations	(81)	(16)	233	(217)	(81)
Discontinued Operations	(37)	3	24	(27)	(37)

NET INCOME (LOSS)	$(118)	$(13)	$257	$(244)	$(118)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(872)	$49	$779	$(171)	$(215)

Cash Flows from Investing Activities:

Capital expenditures	(220)	(13)	(243)	—	(476)
Asset dispositions	—	—	40	—	40
Asset acquisitions	—	—	(46)	—	(46)
Decrease (increase) in restricted cash	5	—	5	—	10
Capital contributions	—	—	(33)	33	—
Capital redemptions	380	—	—	(380)	—

Total Cash Flows from Investing Activities	165	(13)	(277)	(347)	(472)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	1	59	—	60
Short term debt and overdrafts paid	(29)	—	(1)	—	(30)
Long term debt incurred	—	—	3	—	3
Long term debt paid	(751)	—	(36)	—	(787)
Common stock issued	5	—	—	—	5
Capital contributions	—	—	33	(33)	—
Capital redemptions	—	—	(380)	380	—
Dividends paid	—	—	(173)	171	(2)
Other transactions	—	—	6	—	6

Total Cash Flows from Financing Activities	(775)	1	(489)	518	(745)

Effect of exchange rate changes on cash and cash equivalents	—	(2)	40	—	38

Net Change in Cash and Cash Equivalents	(1,482)	35	53	—	(1,394)

Cash and Cash Equivalents at Beginning of the Period	2,516	25	922	—	3,463

Cash and Cash Equivalents at End of the Period	$1,034	$60	$975	$—	$2,069

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	$(453)	$(17)	$232	$(275)	$(513)
Discontinued Operations	7	—	19	(21)	5

Total Cash Flows from Operating Activities	(446)	(17)	251	(296)	(508)

Cash Flows from Investing Activities:

Capital expenditures	(90)	(5)	(132)	—	(227)
Asset dispositions	—	9	24	—	33
Decrease (increase) in restricted cash	24	—	(1)	—	23
Other transactions	(6)	6	(150)	150	—

Total Investing Cash Flows from Continuing Operations	(72)	10	(259)	150	(171)
Discontinued Operations	(24)	—	(24)	23	(25)

Total Cash Flows from Investing Activities	(96)	10	(283)	173	(196)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	6	—	33	—	39
Short term debt and overdrafts paid	—	(5)	(52)	—	(57)
Long term debt incurred	249	—	125	—	374
Long term debt paid	(1,738)	—	(403)	—	(2,141)
Common stock issued	940	—	—	—	940
Dividends paid	—	—	(308)	299	(9)
Debt issuance costs	(17)	—	—	—	(17)
Other transactions	—	12	161	(173)	—

Total Financing Cash Flows from Continuing Operations	(560)	7	(444)	126	(871)
Discontinued Operations	(3)	—	(6)	(3)	(12)

Total Cash Flows from Financing Activities	(563)	7	(450)	123	(883)

Net Change in Cash of Discontinued Operations	—	—	32	—	32

Effect of exchange rate changes on cash and cash equivalents	—	4	17	—	21

Net Change in Cash and Cash Equivalents	(1,105)	4	(433)	—	(1,534)

Cash and Cash Equivalents at Beginning of the Period	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Period	$1,521	$41	$766	$—	$2,328

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
     We have announced strategies to capitalize on worldwide growth in demand for our innovative high-value-added tires, develop further our strong emerging market businesses, enhance our global supply chain and increase our cost reduction efforts. We anticipate capital investments totaling between $1.0 billion and $1.3 billion per year from 2008 to 2010, including investments to relocate and expand our manufacturing plant in Dalian, China, to modernize four U.S. manufacturing plants, to expand production in Brazil and Chile, and to modernize and expand production in Germany and Poland. We expect to increase our high-value-added tire production capacity by 50% from 2006 levels and to increase our capacity in lower-cost labor markets to 50% of our worldwide capacity by 2012. We have also increased our aggregate gross cost savings target under our four-point cost savings plan to more than $2.0 billion from 2006 through 2009.
     We are experiencing an increasingly more difficult industry environment, particularly in North America and parts of Europe, that is characterized by significantly higher raw material costs, inflationary pressure on consumer behavior, lower U.S. auto sales and production, and a trend towards lower miles driven in response to increasing fuel prices.
     We are focused intensely on mitigating the impact of these pressures through:
•	offsetting raw material cost increases with price and mix improvements,

•	raising our four-point cost savings plan target to more than $2 billion,

•	reducing production schedules at certain of our manufacturing facilities,

•	continuing our focus on consumer-driven product development and innovation,

•	improving our supply chain, and

•	engaging in active contingency planning.
     In the second quarter of 2008, we recorded net income of $75 million compared to net income of $56 million in the comparable period of 2007. Income from continuing operations in the second quarter of 2008 was $75 million compared to $29 million in the second quarter of 2007. Net sales in the second quarter of 2008 increased $318 million, or 6.5%, to $5,239 million from $4,921 million in the second quarter of 2007.
     In the second quarter of 2008, our total segment operating income was $330 million compared to $310 million in the second quarter of 2007. See “Results of Operations – Segment Information” for additional information.
     Raw material costs continued to rise in the second quarter of 2008 and were approximately $124 million, or 8.5%, higher than the comparable period of 2007. For the six months ended June 30, 2008, raw material costs rose by 4.7% over the comparable period of 2007. All of our businesses have been successful in offsetting higher raw material costs with price and mix improvements. In addition, we expect raw material costs for the full year of 2008 to be up between 10% and 12% compared to 2007.

     In the first six months of 2008, we recorded net income of $222 million compared to a net loss of $118 million in the comparable period of 2007. Income from continuing operations in the first six months of 2008 was $222 million compared to a loss from continuing operations of $81 million in the first six months of 2007. Net sales in the first six months of 2008 increased $761 million, or 8.1%, to $10,181 million from $9,420 million in the first six months of 2007.
     With respect to our four-point cost savings plan, which includes continuous improvement programs, reducing high-cost manufacturing capacity, leveraging our global position by increasing low-cost country sourcing, and reducing selling, administrative and general expense, we now expect to achieve more than $2.0 billion of aggregate gross cost savings from 2006 through 2009. The expected cost reductions consist of:
•	More than $1.4 billion of estimated savings related to continuous improvement initiatives, including business process improvements, such as six sigma and lean manufacturing, leverage from manufacturing upgrades, product reformulations and safety programs, and ongoing savings that we expect to achieve from our master labor agreement with the United Steelworkers (“USW”) (through June 30, 2008, we estimate we have achieved more than $900 million in savings under these initiatives);

•	More than $150 million of estimated savings from the reduction of high-cost manufacturing capacity by over 25 million units (the announced closing of our Somerton, Australia plant completes this element of our four-point cost savings plan and we estimate that announced reductions to date will result in approximately $170 million of savings when complete);

•	Between $200 million to $300 million of estimated savings related to our sourcing strategy of increasing our procurement of tires, raw materials, capital equipment and indirect materials from low-cost countries (through June 30, 2008, we estimate we have achieved nearly $125 million in savings under this strategy);

•	Between $200 million to $250 million of estimated savings from reductions in selling, administrative and general expense related to initiatives including benefit plan changes, back-office and warehouse consolidations, supply chain improvements, legal entity reductions and headcount rationalizations (through June 30, 2008, we estimate we have achieved more than $200 million in savings under these efforts).
     We have updated our 2008 industry volume estimates for North America and Europe. Our estimates are as follows: North American consumer replacement volume is expected to be down 2% to 3%, while commercial replacement volume is expected to be down 2% to 4%. In North America, we estimate consumer OE volume will be down more than 15%, and commercial OE volume will be down 5% to 10%. For Europe, consumer replacement volume is expected to be down 1% to 3% and commercial replacement volume is expected to be down 4% to 6%. We expect consumer OE volume to be up 1% to 3%, and commercial OE volume to be up 8% to 10%.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2008 and 2007
Net sales in the second quarter of 2008 were $5,239 million, increasing $318 million, or 6.5%, from $4,921 million in the 2007 second quarter. We recorded income from continuing operations of $75 million, or $0.31 per share, in the second quarter of 2008 compared to income from continuing operations of $29 million, or $0.14 per share, in the second quarter of 2007. Net income of $75 million, or $0.31 per share, was recorded in the second quarter of 2008 compared to $56 million, or $0.26 per share, in the second quarter of 2007.
     Net sales in the second quarter of 2008 were favorably impacted by price and product mix of approximately $307 million, mainly in North American Tire and EMEA, foreign currency translation of approximately $302 million primarily in EMEA, and approximately $100 million in other tire-related businesses, mainly in North American Tire. These positive changes were partially offset by lower volume of approximately $208 million, mostly in North American Tire and EMEA, and a decrease in sales from the 2007 divestiture of our Tire & Wheel Assembly operations, which contributed sales of $186 million in the second quarter of 2007.

     Worldwide tire unit sales in the second quarter of 2008 were 47.9 million units, a decrease of 2.9 million units, or 5.8%, compared to the 2007 period. There was a decrease of 1.2 million units, or 3.8%, in replacement units, primarily in North American Tire and EMEA. North American Tire consumer replacement volume decreased 1.0 million units, or 7.9%, and EMEA consumer replacement volume decreased 0.4 million units, or 3.1%. The decline in the consumer replacement volume is due in part to weakening economic conditions in the U.S. OE units decreased 1.7 million units, or 10.4%, primarily in North American Tire and EMEA, partially offset by an increase in Asia Pacific Tire. The significant decline in North American Tire OE volume was driven by difficult U.S. economic conditions and rising fuel prices that have reduced demand for large vehicles.
     Cost of goods sold (CGS) in the second quarter of 2008 was $4,196 million, an increase of $229 million compared to $3,967 million in the second quarter of 2007. As a percentage of sales, CGS was 80.1% compared to 80.6% in the 2007 period. CGS in the second quarter of 2008 increased due to foreign currency translation of approximately $222 million, higher raw material costs of approximately $124 million, approximately $98 million of increased costs related to other tire-related businesses, approximately $75 million of higher conversion costs, primarily in North American Tire, product mix-related cost increases of approximately $58 million, mostly related to North American Tire and EMEA, and higher transportation costs of $18 million. Reducing CGS were decreased costs related to the 2007 divestiture of our Tire & Wheel Assembly operations, which had costs of $179 million in the second quarter of 2007, and lower volume of approximately $171 million, primarily in North American Tire. Rationalization plans also created additional savings of approximately $19 million in the second quarter of 2008.
     Selling, administrative and general expense (SAG) was $735 million in the second quarter of 2008, compared to $692 million in the second quarter of 2007, an increase of $43 million, or 6.2%. The increase was driven primarily by foreign currency translation of approximately $46 million and increased general and product liability and other insurance costs of $12 million. Partially offsetting these increases was approximately $20 million of reduced stock-based compensation expense primarily attributable to a decrease in our stock price. SAG as a percentage of sales was 14.0% in the second quarter of 2008, compared to 14.1% in the 2007 period.
     Interest expense was $76 million in the second quarter of 2008, a decrease of $44 million compared to $120 million in the second quarter of 2007. The decrease related primarily to lower average debt levels due to the repayment of the $300 million term loan due March 2011 in August 2007 and the exchange of $346 million of our 4% convertible notes in the fourth quarter of 2007. Also decreasing debt levels was the repayment of $200 million of floating rate notes due 2011, $450 million of 11% notes due 2011, and $100 million of 6 3/8% notes due 2008 during the first quarter of 2008. The decrease in interest expense is also attributable to reduced market interest rates on variable rate debt and retirements of higher cost fixed rate debt.
     Other (Income) and Expense was $22 million of income in the second quarter of 2008, compared to $39 million of expense in the second quarter of 2007. Net gains on asset sales were $4 million and $10 million in the 2008 and 2007 periods, respectively, related primarily to the sale of properties in Germany in 2008 and Canada in 2007. Interest income decreased by $8 million due primarily to lower cash balances. Financing fees decreased by $47 million due primarily to the inclusion in the 2007 period of charges totaling $47 million related to refinancing activities and debt redemption. Fire loss expense in 2007 included expenses related to a fire at our tire manufacturing facility in Thailand. The impact of foreign currency exchange improved by $18 million due primarily to the effect of changing exchange rates on foreign currency denominated transactions in Chile and Colombia. Miscellaneous items include royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.
     For the second quarter of 2008, we recorded tax expense of $74 million on income from continuing operations before income taxes and minority interest of $167 million. We record taxes based on overall estimated annual effective tax rates. Due to our projected marginal profitability in the United States, the estimated annual U.S. effective tax rate is subject to wide variability requiring us to record our U.S. taxes on a discrete item basis for the second quarter of 2008. For the second quarter of 2007, we recorded tax expense of $51 million on income from continuing operations before income taxes and minority interest of $96 million. Included in tax expense for the second quarter of 2007 was a net tax benefit of $11 million ($0.05 per share) related to prior periods. The out-of-period adjustment, in 2007, related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.

     Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $100 million ($85 million, net of minority interest).
Rationalization Activity
During the second quarter of 2008, $87 million ($83 million after-tax or $0.34 per share) of net charges were recorded. New charges of $87 million represent $76 million for plans initiated in 2008 and $11 million for plans initiated in 2007 and prior years. New charges for the 2008 plans include $75 million related to associate severance costs and $1 million primarily for other exit costs and non-cancelable lease costs. These amounts include $75 million related to future cash outflows and $1 million for non-cash pension curtailments. New charges for the 2007 and prior year plans include $10 million related to associate severance costs and $1 million primarily for other exit costs and non-cancelable lease costs. These amounts include $11 million related to future cash outflows.
     In the second quarter of 2008, we announced plans to close our Somerton, Australia manufacturing facility by December 31, 2008 as part of our strategy to reduce high-cost manufacturing capacity globally. We expect total restructuring and accelerated depreciation charges related to Somerton to be approximately $125 million, of which approximately $85 million is for cash charges. Included in the second quarter of 2008 was $72 million of charges for employee severance related to the closure. CGS included a charge of $4 million for accelerated depreciation. This action will eliminate approximately 3 million units of high-cost capacity and provide us with estimated annual cost savings of approximately $35 million.
     In addition, we completed discussions with employee unions related to our Amiens, France tire plants and as a result have increased our previously recorded rationalization reserve for employee severance by $7 million in the second quarter of 2008.
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations produced net income of $27 million, or $0.12 per share, in the second quarter of 2007.
Six Months Ended June 30, 2008 and 2007
Net sales in the first six months of 2008 were $10,181 million, increasing $761 million, or 8.1%, from $9,420 million in the first six months of 2007. We recorded income from continuing operations of $222 million, or $0.91 per share, in the first six months of 2008 compared to a loss from continuing operations of $81 million, or $0.43 per share, in the first six months of 2007. Net income of $222 million, or $0.91 per share, was recorded in the first six months of 2008 compared to a net loss of $118 million, or $0.63 per share, in the first six months of 2007.
     Net sales in the first six months of 2008 were favorably impacted by $642 million in foreign currency translation, primarily in EMEA, by price and product mix of $550 million, mainly in North American Tire and EMEA, and an increase in other tire-related business’ sales of $206 million, primarily in North American Tire. These were offset by a decrease due to the 2007 divestiture of our Tire & Wheel Assembly operations, which contributed sales of $336 million in the first six months of 2007, and decreased volume of approximately $299 million, primarily in North American Tire and EMEA.
     Worldwide tire unit sales in the first six months of 2008 were 95.8 million units, a decrease of 4.2 million units, or 4.2%, compared to the 2007 period. Replacement units decreased by 1.2 million units, or 1.7%, primarily in North American Tire and EMEA. North American Tire consumer replacement volume decreased 1.3 million units, or 5.4%, and EMEA consumer replacement volume decreased 0.3 million units, or 1.1%. The decline in the consumer replacement volume is due in part to weakening economic conditions in the U.S. The decrease in replacement units was partially offset by an increase in Asia Pacific consumer replacement units of 0.5 million, or 9.1%. OE units decreased by 3.0 million units, or 9.8%, primarily in North American Tire and EMEA, partially offset by an increase in Asia Pacific Tire. The significant decline in North American Tire OE volume was driven by difficult U.S. economic conditions and rising fuel prices that have reduced demand for large vehicles.

     Cost of goods sold (CGS) in the first six months of 2008 was $8,157 million, an increase of $449 million, or 5.8%, compared to $7,708 million in the first six months of 2007. CGS as a percentage of sales was 80.1% and 81.8% in the first six months of 2008 and 2007, respectively. CGS in the first six months of 2008 increased due to higher foreign currency translation of approximately $496 million, $211 million of increased costs related to other tire-related businesses, primarily in North American Tire, product mix-related cost increases of approximately $143 million, mostly related to North American Tire and EMEA, higher raw material costs of approximately $137 million, and higher transportation costs of $33 million. Also unfavorably impacting CGS was approximately $128 million of higher conversion costs, mainly in North American Tire. Reducing CGS were lower volume, primarily in North American Tire and EMEA, of approximately $251 million, savings from rationalization plans of approximately $42 million, and lower accelerated depreciation of approximately $21 million. CGS also benefited from decreased costs related to the 2007 divestiture of our Tire & Wheel Assembly operations, which had costs of $326 million in the first six months of 2007. Included in 2007 was a curtailment charge of approximately $27 million related to the benefit plan changes announced in the first quarter of 2007.
     Selling, administrative and general expense (SAG) was $1,370 million in the first six months of 2008, compared to $1,355 million in the first six months of 2007, an increase of $15 million, or 1.1%. The increase was driven primarily by unfavorable foreign currency translation of approximately $91 million. These were partially offset by decreased stock compensation expense of $28 million primarily due to a decline in our stock price, and lower advertising expenses of $8 million. Included in 2007 was $37 million related to a curtailment charge for the benefit plan changes announced in the first quarter of 2007. SAG as a percentage of sales was 13.5% and 14.4% in the first six months of 2008 and 2007, respectively.
     Interest expense was $165 million in the first six months of 2008, a decrease of $80 million compared to $245 million in the first six months of 2007. The decrease related primarily to lower average debt levels due to the repayment of the $300 million term loan due March 2011 in August 2007, the repayment of $175 million of 8.625% notes due 2011 and $140 million of 9% notes due 2015 in June 2007, and the exchange of $346 million of our 4% convertible notes in the fourth quarter of 2007. Also decreasing debt levels was the repayment of $200 million of floating rate notes due 2011, $450 million of 11% notes due 2011, and $100 million of 6 3/8% notes due 2008 during the first quarter of 2008. Also decreasing interest expense was a decline in interest rates due to reduced market interest rates on variable rate debt and retirements of higher cost fixed rate debt.
     Other (Income) and Expense was $28 million of income in the first six months of 2008, compared to $19 million of expense in the first six months of 2007. Net gains on asset sales were $37 million in 2008 and $19 million in 2007, related primarily to the sale of properties in Germany, Morocco, Argentina and New Zealand in 2008 and Canada and Australia in 2007. Interest income decreased by $9 million due primarily to lower cash balances. Financing fees included $43 million and $47 million of charges in the first six months of 2008 and 2007, respectively, related to refinancing activities and debt redemption. Fire loss expense in 2007 included expenses related to a fire at our tire manufacturing facility in Thailand. The impact of foreign currency exchange improved by $12 million due primarily to the impact of changing exchange rates on foreign currency denominated transactions in Chile, Colombia and Turkey. Miscellaneous items include royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.
     For the first six months of 2008, we recorded tax expense of $151 million on income from continuing operations before income taxes and minority interest of $417 million. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first six months of 2007, we recorded tax expense of $114 million on income from continuing operations before income taxes and minority interest of $71 million. Included in tax expense for the first six months of 2007 was a tax benefit of $11 million ($0.05 per share) related to prior periods. The out-of-period adjustment, in 2007, related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.
Rationalization Activity
For the first six months of 2008, $100 million ($95 million after-tax or $0.39 per share) of net charges were recorded. New charges of $101 million were comprised of $78 million for plans initiated in 2008 and $23 million for plans initiated in 2007 and prior years. New charges for the 2008 plans include $77 million related to associate severance costs and $1 million primarily for other exit costs and non-cancelable lease costs. These amounts include $77 million related to future cash outflows and $1 million for non-cash pension curtailments. The $23 million of new charges for 2007 and prior year plans consist of $12 million of associate-related costs and $11 million primarily for other exit costs and non-cancelable lease costs. These amounts include $19 million related to future cash outflows and $4 million for other non-cash exit costs. The first six months of 2008 includes the reversal of $1 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 700 associates will be released under programs initiated in 2008, most of whom will be released within the next 12 months.
     During the first six months of 2008, we announced plans to close our Somerton, Australia manufacturing facility by December 31, 2008 as part of our strategy to reduce high-cost manufacturing capacity globally. We expect total restructuring and accelerated depreciation charges related to Somerton to be approximately $125 million, of which approximately $85 million is for cash charges. Included in the second quarter of 2008 was $72 million of charges for employee severance related to the closure. CGS included a charge of $4 million for accelerated depreciation. This action will eliminate approximately 3 million units of high-cost capacity and provide us with annual cost savings of approximately $35 million.
     In addition, we completed discussions with employee unions related to our Amiens, France tire plant and as a result have increased our previously recorded rationalization reserve for employee severance by $7 million.
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations produced a net loss of $37 million, or $0.20 per share, in the first six months of 2007, which included a curtailment charge of $72 million.
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
     Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net Sales less CGS (excluding certain accelerated depreciation charges and asset impairment charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes equity in earnings of most affiliates. Segment operating income does not include rationalization charges (credits), assets sales and certain other items.
     The percentage change in tire units is calculated based on the actual number of units sold.
     Total segment operating income was $330 million in the second quarter of 2008, increasing from $310 million in the second quarter of 2007. Total segment operating margin (total segment operating income divided by segment sales) remained consistent in the second quarter of 2008 and 2007 at 6.3%.
     In the first six months of 2008, total segment operating income was $697 million, increasing from $536 million in the first six months of 2007. Total segment operating margin in the first six months of 2008 was 6.8%, compared to 5.7% in the first six months of 2007.
     Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to SBU performance. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to Note 11, Business Segments, for further information and for a reconciliation of total segment operating income to Income from Continuing Operations before Income Taxes and Minority Interest.

North American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2008	2007	Change	Change	2008	2007	Change	Change
Tire Units	18.3	20.8	(2.5)	(12.1)%	36.1	40.1	(4.0)	(9.9)%
Net Sales	$2,130	$2,276	$(146)	(6.4)%	$4,127	$4,293	$(166)	(3.9)%
Operating Income	24	53	(29)	(54.7)%	56	33	23	69.7%
Operating Margin	1.1%	2.3%			1.4%	0.8%
Three Months Ended June 30, 2008 and 2007
North American Tire unit sales in the 2008 second quarter decreased 2.5 million units or 12.1% from the 2007 period. The decrease was related to a decline in replacement volume of 1.1 million units or 7.9%. The decline in consumer replacement volume is due in part to weakening economic conditions in the U.S. OE volume also decreased 1.4 million units or 20.6% as a result of lower vehicle production.
     Net sales decreased $146 million or 6.4% in the second quarter of 2008 from the 2007 period due primarily to unfavorable volume of approximately $176 million and the 2007 divestiture of our Tire & Wheel Assembly operations, which contributed sales of $186 million in the second quarter of 2007. This was partially offset by favorable price and product mix of approximately $149 million, increased sales in other tire-related businesses of approximately $58 million, primarily due to third party sales of chemical products, and favorable foreign currency translation of $9 million.
      Operating income decreased $29 million in the second quarter of 2008 from the 2007 period. The 2008 period was unfavorably impacted by increased raw materials costs of approximately $59 million, higher conversion costs of $34 million, lower volume of $28 million, decreased operating income from other tire-related businesses of $10 million, primarily related to lower volume in Company-owned retail locations, and higher SAG expenses of $8 million. The higher conversion costs were caused by higher plant changeover costs, lower production volume, costs associated with training new workers, and general inflation, which were offset by savings from plant closures, reduced employee benefit costs, and lower average labor rates. Partially offsetting these changes were price and product mix improvements of approximately $107 million.
      Operating income in the second quarter of 2008 did not include rationalization charges of $2 million and gains on asset sales of $1 million. Operating income in the second quarter of 2007 did not include approximately $7 million of accelerated depreciation charges primarily related to the closure of the Tyler, Texas tire manufacturing operation, net rationalization charges of $4 million and gains on asset sales of $8 million.
Six Months Ended June 30, 2008 and 2007
North American Tire unit sales in the first half of 2008 decreased 4.0 million units or 9.9% from the 2007 period. The decrease was related to a decline in replacement volume of 1.4 million units or 5.2%. The decline in the consumer replacement volume is due in part to weakening economic conditions in the U.S. OE volume also decreased 2.6 million units or 19.3%, primarily in our consumer business related to reduced vehicle production.
     Net sales decreased $166 million or 3.9% in the first six months of 2008 from the 2007 period due primarily to the 2007 divestiture of our Tire & Wheel Assembly operations which had contributed sales of $336 million in the first six months of 2007, and decreased volume of approximately $280 million. These decreases were partially offset by favorable price and product mix of approximately $279 million, an increase in other tire-related businesses of $148 million primarily due to third party sales of chemical products and favorable foreign currency translation of $24 million.
     Operating income increased $23 million or 69.7% in the first six months of 2008 from the 2007 period. The 2008 period was favorably impacted by price and product mix of approximately $174 million. Partially offsetting this improvement were increased raw material costs of approximately $64 million, decreased volume of approximately $47 million, higher conversion costs of $46 million, and decreased operating income from other tire-related businesses of $28 million primarily related to the 2007 divestiture of our Tire & Wheel Assembly operations and to lower volume in Company-owned retail locations. The higher conversion costs were caused by higher plant changeover costs, lower production volume, costs associated with training new workers, and general inflation, which were offset by savings from plant closures, reduced employee benefit costs, and lower average labor rates. Operating income improved in 2008 by approximately $39 million as a result of returning to more normal sales and production levels following the USW strike which negatively impacted the first quarter of 2007.
     Operating income for the first six months of 2008 did not include rationalization charges of $11 million and gains on asset sales of $1 million. Operating income for the first six months of 2007 did not include approximately $24 million of accelerated depreciation charges primarily related to the closure of the Tyler, Texas and Valleyfield, Quebec tire manufacturing operations, net rationalization charges of $10 million and gains on asset sales of $8 million.
Europe, Middle East and Africa Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2008	2007	Change	Change	2008	2007	Change	Change
Tire Units	18.8	19.8	(1.0)	(4.4)%	38.8	39.9	(1.1)	(2.6)%
Net Sales	$2,024	$1,759	$265	15.1%	$3,974	$3,447	$527	15.3%
Operating Income	151	126	25	19.8%	323	265	58	21.9%
Operating Margin	7.5%	7.2%			8.1%	7.7%
Three Months Ended June 30, 2008 and 2007
Europe, Middle East and Africa Tire unit sales in the 2008 second quarter decreased 1.0 million units or 4.4% from the 2007 period. Replacement volume decreased 0.6 million units or 3.6%, mainly in consumer replacement, while OE volume also decreased 0.4 million units or 6.4%.
     Net sales in the second quarter of 2008 increased $265 million or 15.1% compared to the second quarter of 2007. Favorably impacting the 2008 period was improved foreign currency translation of approximately $208 million, improved price and product mix of approximately $100 million, and higher sales in the other tire-related businesses of approximately $20 million. These positive changes were partially offset by lower sales volume of approximately $67 million.
     For the second quarter of 2008, operating income increased $25 million or 19.8% compared to 2007 due to improved price and mix of approximately $78 million and favorable foreign currency translation of $16 million. Offsetting these were higher raw material costs of $37 million, decreased volume of $14 million, higher conversion costs of $11 million, and higher transportation costs of $7 million. The higher conversion costs related primarily to a strike at our plants in Turkey and ongoing labor issues at our manufacturing plants in France.
     Operating income in the second quarter of 2008 did not include rationalization charges of $12 million and net gains on asset sales of $3 million. Operating income in the second quarter of 2007 did not include net rationalization charges of $2 million and net gains on asset sales of $1 million.
Six Months Ended June 30, 2008 and 2007
Europe, Middle East and Africa Tire unit sales in the first six months of 2008 decreased 1.1 million units or 2.6% from the 2007 period. Replacement volume decreased 0.5 million units or 1.4%, mainly in consumer replacement, while OE volume also decreased 0.6 million units or 5.5%.
     Net sales in the first six months of 2008 increased $527 million or 15.3% compared to the first six months of 2007. Favorably impacting the 2008 period was foreign currency translation of approximately $434 million, improved price and product mix of approximately $162 million, and higher sales in the other tire-related businesses of approximately $11 million. Lower volume of approximately $80 million unfavorably impacted net sales.
     For the first six months of 2008, operating income increased $58 million or 21.9% compared to the first six months of 2007 due to improvement in price and mix of approximately $119 million and favorable foreign currency translation of approximately $30 million. These were offset in part by higher raw material costs of approximately $41 million, higher conversion costs of $18 million, lower volume of approximately $17 million, and higher transportation costs of $16 million. The higher conversion costs related primarily to a strike at our plants in Turkey and ongoing labor issues at our manufacturing plants in France.

     Operating income in the first six months of 2008 did not include rationalization charges of $17 million and net gains on asset sales of $21 million. Operating income in the first six months of 2007 did not include net rationalization charges of $7 million and net gains on asset sales of $2 million.
Latin American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2008	2007	Change	Change	2008	2007	Change	Change
Tire Units	5.4	5.4	—	(2.1)%	10.6	10.7	(0.1)	(1.6)%
Net Sales	$572	$458	$114	24.9%	$1,102	$868	$234	27.0%
Operating Income	103	90	13	14.4%	217	168	49	29.2%
Operating Margin	18.0%	19.7%			19.7%	19.4%
Three Months Ended June 30, 2008 and 2007
Latin American Tire unit sales in the 2008 second quarter remained consistent with the 2007 period. OE volume decreased 0.2 million units or 8.6% and replacement volume increased 0.2 million units or 1.1%.
     Net sales in the 2008 second quarter increased $114 million or 24.9% from the 2007 period. Net sales increased in 2008 due to favorable price and product mix of approximately $50 million, the favorable impact of foreign currency translation, mainly in Brazil, of approximately $49 million, and higher sales in the other tire-related businesses of approximately $20 million. These increases were partially offset by lower volume of approximately $4 million.
     Operating income in the second quarter of 2008 increased $13 million or 14.4% from the same period in 2007. Operating income was favorably impacted by price and product mix of $43 million and foreign currency translation of approximately $16 million. Negatively impacting operating income were increased raw material costs of approximately $17 million, higher conversion costs of approximately $11 million, due in part to increased compensation and energy costs, increased transportation costs of $6 million, higher SAG expenses of $4 million, lower profit of $4 million due to lower intercompany sales volume, primarily to North American Tire, and decreased volume of $2 million.
     Operating income did not include rationalization charges of $1 million in the second quarter of 2008 and gains on asset sales of $1 million in the second quarter of 2007.
Six Months Ended June 30, 2008 and 2007
Latin American Tire unit sales in the first six months of 2008 decreased 0.1 million units or 1.6% from the 2007 period. OE volume decreased 0.3 million units or 8.4%, partially offset by an increase in replacement volume of 0.2 million units or 1.7%.
     Net sales in the first half of 2008 increased $234 million or 27.0% from the 2007 period. Net sales increased in 2008 due to the favorable impact of foreign currency translation, mainly in Brazil, of approximately $100 million, favorable price and product mix of approximately $99 million, and higher sales in the other tire-related businesses of approximately $42 million. These increases were partially offset by lower volume of approximately $6 million.
     Operating income in the first half of 2008 increased $49 million or 29.2% from the same period in 2007. Operating income was favorably impacted by price and product mix of $79 million and foreign currency translation of approximately $17 million. Operating income also included a gain of $12 million related to the favorable settlement of a transactional excise tax case. Unfavorably impacting operating income were higher conversion costs of $21 million, due in part to increased compensation and energy costs, higher raw material costs of approximately $17 million, higher transportation costs of $10 million, higher SAG expenses of approximately $7 million, and lower volume of $3 million.
     Operating income in the first six months of 2008 did not include gains on asset sales of $5 million. Operating income in the first six months of 2007 did not include net rationalization charges of $2 million and gains on asset sales of $2 million.

Asia Pacific Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2008	2007	Change	Change	2008	2007	Change	Change
Tire Units	5.4	4.8	0.6	11.3%	10.3	9.3	1.0	10.3%
Net Sales	$513	$428	$85	19.9%	$978	$812	$166	20.4%
Operating Income	52	41	11	26.8%	101	70	31	44.3%
Operating Margin	10.1%	9.6%			10.3%	8.6%
Three Months Ended June 30, 2008 and 2007
Asia Pacific Tire unit sales in the 2008 second quarter increased 0.6 million units or 11.3% from the 2007 period. Replacement unit sales increased 0.3 million units or 7.7% and OE volume increased 0.3 million units or 18.6%, reflecting increasing demand in consumer markets, primarily in China.
     Net sales in the 2008 second quarter increased $85 million or 19.9% compared to the 2007 period due to higher volume of $39 million, favorable foreign currency translation of approximately $36 million, and improved price and product mix of $8 million.
     Operating income in the second quarter of 2008 increased $11 million or 26.8% compared to the 2007 period due to improved price and product mix of approximately $21 million and increased volume of $8 million. Unfavorably impacting operating income was approximately $11 million of increased raw material costs and $8 million of increased SAG expenses, mostly due to higher marketing and sales support expenditures.
     Operating income in the second quarter of 2008 did not include approximately $4 million of accelerated depreciation charges and rationalization charges of $72 million related to the Somerton, Australia plant closure.
Six Months Ended June 30, 2008 and 2007
Asia Pacific Tire unit sales in the first six months of 2008 increased 1.0 million units or 10.3% from the 2007 period. Replacement unit sales increased 0.5 million units or 7.8% and OE volume increased 0.5 million units or 15.3%, reflecting increasing demand in consumer markets, primarily in China.
     Net sales in the first six months of 2008 increased $166 million or 20.4% compared to the 2007 period due to favorable foreign currency translation of approximately $84 million, higher volume of $67 million, favorable price and product mix of approximately $10 million, and higher sales in the other tire-related businesses of approximately $5 million.
     Operating income in the first six months of 2008 increased $31 million or 44.3% compared to the 2007 period due to improved price and product mix of approximately $35 million, increased volume of $13 million, and approximately $5 million of favorable foreign currency translation. Unfavorably impacting operating income was approximately $15 million of increased raw material costs and $7 million of increased SAG expenses, mostly due to higher marketing and sales support expenditures.
     Operating income in the first six months of 2008 did not include approximately $4 million of accelerated depreciation charges and rationalization charges of $72 million related to the Somerton, Australia plant closure. Also, operating income in the first six months of 2008 did not include gains on asset sales of $10 million. Operating income in the first six months of 2007 did not include gains on asset sales of $7 million.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2008, we had $2,069 million in cash and cash equivalents as well as $2,278 million of unused availability under our various credit arrangements, compared to $3,463 million and $2,169 million at December 31, 2007, respectively. Cash and cash equivalents decreased primarily due to the early redemption of our $650 million senior secured notes due 2011 and the maturity and repayment of our $100 million 6 3/8% notes. Also decreasing cash were capital expenditures of $476 million and increased working capital requirements, driven by an increase in inventories due to a normal seasonal increase and to weakening market conditions. We have taken active steps to lower our inventory levels in North American Tire and EMEA to reflect demand seen in those markets through reduction in production schedules at certain of our manufacturing facilities.
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
OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations was $215 million in the first six months of 2008, compared to $513 million in the comparable prior year period. The improvement was due primarily to improved earnings and lower pension contributions and direct payments. Cash flows from operating activities in 2008 were impacted adversely by greater working capital requirements for inventories, as noted above.
INVESTING ACTIVITIES
Net cash used in investing activities from continuing operations was $472 million during the first six months of 2008, compared to $171 million during the first six months of 2007. Capital expenditures were $476 million and $227 million in the first six months of 2008 and 2007, respectively. The increase in capital expenditures primarily relates to projects targeted at increasing our capacity for higher value-added tires. Investing activities in the first six months of 2008 exclude $98 million of capital expenditures that remain unpaid and accrued for at June 30, 2008. Cash flows from investing activities in 2008 included an outflow of $46 million for the acquisition of approximately 6% of the outstanding shares of our tire manufacturing subsidiary in Poland and $40 million of net proceeds from the sale of assets in Morocco, New Zealand, Germany and Argentina.
FINANCING ACTIVITIES
Net cash used in financing activities from continuing operations was $745 million in the first six months of 2008, compared to $871 million for the same period in 2007. Financing activities in 2008 included the repayment of our $650 million senior secured notes due 2011 and our $100 million 6 3/8% notes due 2008.
Credit Sources
In aggregate, we had credit arrangements of $6,838 million available at June 30, 2008, of which $2,278 million were unused, compared to $7,392 million available at December 31, 2007, of which $2,169 million were unused.
Outstanding Notes
At June 30, 2008, the carrying amount of our outstanding notes was $1,882 million, compared to $2,634 million at December 31, 2007.
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

     During the second quarter of 2008, the remaining $4 million of convertible notes were converted into approximately 0.3 million shares of Goodyear common stock.
     For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements No. 7, Financing Arrangements, above, and Note to Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
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
     As of June 30, 2008, there were no borrowings and $517 million of letters of credit issued under the revolving credit facility. At December 31, 2007, there were no borrowings and $526 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At June 30, 2008 and December 31, 2007, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
These amended and restated facilities consist of a €350 million European revolving credit facility, with a €50 million letter of credit sublimit, and a €155 million German revolving credit facility. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities. Goodyear Dunlop Tires Europe B.V. (“GDTE”) and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in various collateral. As of June 30, 2008 and December 31, 2007, there were $12 million of letters of credit issued and no borrowings under the European revolving credit facility. As of June 30, 2008 and December 31, 2007, there were no borrowings under the German revolving credit facility.
     Each of these facilities has customary representations and warranties including, as a condition to borrowing, material adverse change representations in our financial condition since December 31, 2006. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to the Note to Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
Covenant Compliance
As of June 30, 2008, we were in compliance with the material covenants imposed by our principal credit facilities.
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
     The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three and six month periods ended June 30, 2008 and 2007. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statements of Operations. Those line items also include discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Net (Loss) Income	$75	$56	$222	$(118)
Consolidated Interest Expense	76	120	165	247
United States and Foreign Taxes	74	55	151	122
Depreciation and Amortization Expense	163	146	318	309

EBITDA	388	377	856	560

Credit Facilities Adjustments:
Other Adjustments to Net (Loss) Income (1)	—	—	—	41
Minority Interest in Net Income of Subsidiaries	18	16	44	38
Other Non-Cash Items	(6)	31	12	33
Capitalized Interest and Other Interest Related Expense	7	5	14	10
Rationalization Charges	81	10	94	34

Covenant EBITDA	$488	$439	$1,020	$716

(1)	Includes estimated strike related losses of approximately $34 million for North American Tire and approximately $6 million for Engineered Products in the six months ended June 30, 2007.
Other Foreign Credit Facilities
At June 30, 2008, we had short term committed and uncommitted bank credit arrangements totaling $611 million, of which $311 million were unused, compared to $564 million and $339 million at December 31, 2007. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
On December 10, 2004, GDTE and certain of its subsidiaries entered into a five-year pan-European accounts receivable securitization facility. The facility provides €275 million of funding and is subject to customary annual renewal of back-up liquidity lines.
     As of June 30, 2008, the amount available and fully utilized under this program was $434 million compared to $403 million as of December 31, 2007.

     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $85 million and $78 million at June 30, 2008 and December 31, 2007, respectively.
Amended Pan - European Accounts Receivable Securitization Facility (On-Balance Sheet)
On July 23, 2008, certain of our European subsidiaries amended and restated the pan-European accounts receivable securitization facility. The amendments increased the funding capacity of the facility from €275 million to €450 million and extended the expiration date from 2009 to 2015. The facility will continue to be subject to customary annual renewal of back-up liquidity commitments.
     The amended facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. It is an event of default under the amended facility if the ratio of GDTE’s consolidated net indebtedness to its consolidated EBITDA is greater than 3.0 to 1.0. This financial covenant will automatically be amended to conform to the European credit facilities upon any amendment of such covenant in the European credit facilities. The defined terms used for this financial covenant are substantially similar to those included in the European credit facilities.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2008 and 2007. The receivable financing programs of these subsidiaries did not utilize a special purpose entity (“SPE”). At June 30, 2008 and December 31, 2007, the gross amount of receivables sold was $179 million and $152 million, respectively.
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
     During the third quarter of 2008, we expect to execute a financing agreement in China. The facility will provide for availability of up to 3.66 billion Renminbi and will be used to finance the relocation and expansion of our manufacturing facility in Dalian.
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
Asset Acquisitions and Dispositions
In March 2008, we acquired an additional 6.12% ownership of TC Debica, our tire manufacturing subsidiary in Poland, by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million. We have agreed to use our reasonable best efforts to announce, between March 2008 and August 2009, a tender offer for the remaining outstanding shares of that subsidiary that we do not already own, provided that such tender offer can be accomplished without the use of substantial cash financing from Goodyear. We also have agreed to support and cooperate with TC Debica to increase its daily commercial truck tire production to meet increasing demand in Europe, dependent upon TC Debica obtaining appropriate tax incentives.
     We anticipate capital investments totaling between $1 billion and $1.3 billion per year from 2008 to 2010.
     The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact SFAS No. 141 (R) and SFAS No. 160 will have on our consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We plan to adopt SFAS No. 161 in the first quarter of 2009 and will be reporting the required disclosures in our March 31, 2009 Form 10-Q.
     In April 2008, the FASB has issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
     In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP is to be applied retrospectively. In July 2004, we issued $350 million of 4% convertible senior notes due 2034, and subsequently exchanged $346 million of those notes for common stock and a cash payment in December 2007. The remaining $4 million of notes were converted into common stock in May 2008. We are currently assessing the impact that FSP APB 14-1 will have on our consolidated financial statements.
COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
Contractual obligations and commitments to make future payments as disclosed in our 2007 Form 10-K have been updated for Pension Benefits. 2008 Pension Benefits, which represent the midpoint of the range of our estimated minimum funding requirements for domestic defined benefit pension plans under current ERISA law and the midpoint of the range of our expected contributions to our funded non-U.S. pension plans, plus expected cash funding of direct participant payments to our domestic and non-U.S. pension plans, have been revised to $375 million to reflect updated funding estimates. Other years and the significant assumptions related to pensions set forth in footnote 5 of the Commitments and Contingent Liabilities table in the 2007 Form 10-K remain unchanged.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	deteriorating economic conditions in any of our major markets may materially adversely affect our operating results and financial condition;

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected;

•	a significant aspect of our master labor agreement with the USW is subject to court approval, which, if not received, could result in the termination and renegotiation of the agreement;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	work stoppages, financial difficulties or supply disruptions at our suppliers or our major OE customers could harm our business; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At June 30, 2008, 62% of our debt was at variable interest rates averaging 5.73% compared to 56% at an average rate of 7.46% at December 31, 2007. The decrease in the average variable interest rate was driven by decreases in the index rates associated with our variable rate debt. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit rating actions and other related events, our access to these instruments may be limited. There were no contracts outstanding at June 30, 2008 or 2007.
The following table presents fixed rate debt information at June 30:

(In millions)
Fixed Rate Debt	2008	2007
Carrying amount – liability	$1,529	$2,410
Fair value – liability	1,525	3,152
Pro forma fair value – liability	1,578	3,216
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2008 and 2007, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.
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

     The following table presents foreign currency contract information at June 30:

(In millions)	2008	2007
Fair value — asset (liability)	$(1)	$(4)
Pro forma change in fair value	(121)	(67)
Contract maturities	7/08-10/19	7/07-10/19
We were not a party to any foreign currency option contracts at June 30, 2008 or 2007.
     The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at June 30 as follows:

(In millions)	2008	2007
Fair value – asset (liability):
Current assets	$7	$3
Long term assets	8	4
Current liabilities	(16)	(11)
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2008, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 118,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2008, approximately 1,300 new claims were filed against us and approximately 800 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2008 was $5 million and $9 million, respectively. At June 30, 2008, there were approximately 118,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 10, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
     Reference is made to Item 3 of Part I of our 2007 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2007 Form 10-K includes a detailed discussion of our risk factors. The information presented below amends and updates our risk factors and should be read in conjunction with those prior disclosures.
Due to our announcement of increased gross cost savings targets, the risk factor set forth below has been amended and restated.
If we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected.
Our business continues to be impacted by trends that have negatively affected the tire industry in general, including industry overcapacity, which limits our ability to obtain price relief, increased competition from low-cost manufacturers, uncertain economic conditions in various parts of the world, high raw material and energy costs, weakness in the North American auto industry, and weakness in demand for consumer replacement tires in the U.S. and Europe. To the extent that increases in fuel prices or other factors cause consumers to drive fewer miles there could be a reduction in demand for replacement tires, which, if significant, could harm our business. Unlike most other tire manufacturers, we also face the continuing burden of legacy pension and postretirement benefit costs. In order to offset the impact of these trends, we continue to implement various cost reduction initiatives and expect to achieve more than $2.0 billion in aggregate gross cost savings from 2006 through 2009 compared with 2005 through our four-point cost savings plan, which includes expected savings from continuous improvement processes, increased low-cost country sourcing, high-cost capacity reductions and reduced selling, administrative and general expenses. Included in these savings are expected ongoing savings as a result of our master labor agreement with the USW.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2008. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid Per	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Share	Programs	the Plans or Programs
4/1/08-4/30/08	1,008	$ 26.62	—	—
5/1/08-5/31/08	910	$ 27.90	—	—
6/1/08-6/30/08	6,163	$ 23.87	—	—

Total	8,081	$ 24.67	—	—

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on
Form 10-Q.

S I G N A T U R E S
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)

Date: July 31, 2008	By	/s/ Richard J. Noechel
Richard J. Noechel, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008
INDEX OF EXHIBITS

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, four documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Specimen Nondenominational Certificate for Shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2007, File No. 1-1927).

(b)	Indenture, dated as of March 15, 1996, between the Company and Chemical Bank (now Wells Fargo Bank, N.A.), as Trustee, as supplemented on March 16, 1998, in respect of the Company’s 7% Notes due 2028 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c)	Indenture, dated as of March 1, 1999, between the Company and The Chase Manhattan Bank (now Wells Fargo Bank, N.A.), as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), as supplemented on August 15, 2001, in respect of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).

(d)	Indenture, dated as of June 23, 2005, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 9% Senior Notes due 2015 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(e)	Indenture, dated as of November 21, 2006, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 8.625% Senior Notes due 2011 and Senior Floating Rate Notes due 2009 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

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

E-1

Exhibit
Table
Item	Description of	Exhibit
No.	Exhibit	Number

10	Material Contracts

(a)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005, August 26, 2005 and July 23, 2008, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH.	10.1

(b)	Master Subordinated Deposit Agreement dated July 23, 2008, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Subordinated Depositor or Centralising Unit.	10.2

(c)	Master Complementary Deposit Agreement dated July 23, 2008, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Complementary Depositor or Centralising Unit.	10.3

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

23	Consent of Experts

(a)	Consent of Bates White, LLC	23.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-2