Form 10-Q
period 2008-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2008-11-03
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at September 30, 2008:	241,289,329

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
INDEX OF EXHIBITS
EX-10.1
EX-10.2
EX-12.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2008	2007	2008	2007
NET SALES	$5,172	$5,064	$15,353	$14,484

Cost of Goods Sold	4,316	4,051	12,473	11,759
Selling, Administrative and General Expense	627	670	1,997	2,025
Rationalizations (Note 2)	34	2	134	24
Interest Expense	73	106	238	351
Other (Income) and Expense (Note 3)	4	(33)	(24)	(14)

Income from Continuing Operations before Income Taxes and Minority Interest	118	268	535	339
United States and Foreign Taxes	66	95	217	209
Minority Interest	21	14	65	52

Income from Continuing Operations	31	159	253	78

Discontinued Operations (Note 13)	—	509	—	472

NET INCOME	$31	$668	$253	$550

Income Per Share — Basic
Income from Continuing Operations	$0.13	$0.76	$1.05	$0.40
Discontinued Operations	—	2.41	—	2.41

Net Income Per Share — Basic	$0.13	$3.17	$1.05	$2.81

Weighted Average Shares Outstanding (Note 4)	241	211	241	196

Income Per Share — Diluted
Income from Continuing Operations	$0.13	$0.67	$1.04	$0.39
Discontinued Operations	—	2.08	—	2.05

Net Income Per Share — Diluted	$0.13	$2.75	$1.04	$2.44

Weighted Average Shares Outstanding (Note 4)	243	244	243	229
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2008	2007
Assets:
Current Assets:
Cash and Cash Equivalents	$1,606	$3,463
Restricted Cash	178	191
Accounts Receivable, less Allowance — $90 ($88 in 2007)	3,681	3,103
Inventories:
Raw Materials	715	591
Work in Process	147	147
Finished Products	2,998	2,426

	3,860	3,164

Prepaid Expenses and Other Current Assets	632	251

Total Current Assets	9,957	10,172
Goodwill	715	713
Intangible Assets	162	167
Deferred Income Tax	68	83
Other Assets	421	458
Property, Plant and Equipment less Accumulated Depreciation — $8,506 ($8,329 in 2007)	5,720	5,598

Total Assets	$17,043	$17,191

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,602	$2,422
Compensation and Benefits	770	897
Other Current Liabilities	816	753
United States and Foreign Taxes	259	196
Notes Payable and Overdrafts (Note 7)	276	225
Long Term Debt and Capital Leases due within one year (Note 7)	80	171

Total Current Liabilities	4,803	4,664
Long Term Debt and Capital Leases (Note 7)	5,035	4,329
Compensation and Benefits (Note 9)	2,026	3,404
Deferred and Other Noncurrent Income Taxes	266	274
Other Long Term Liabilities	713	667
Minority Equity in Subsidiaries	986	1,003

Total Liabilities	13,829	14,341

Commitments and Contingent Liabilities (Note 10)

Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares — 241 (240 in 2007) after deducting 10 treasury shares (10 in 2007)	241	240
Capital Surplus	2,699	2,660
Retained Earnings	1,855	1,602
Accumulated Other Comprehensive Loss	(1,581)	(1,652)

Total Shareholders’ Equity	3,214	2,850

Total Liabilities and Shareholders’ Equity	$17,043	$17,191

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Net Income	$31	$668	$253	$550

Other Comprehensive Income (Loss):

Defined benefit plans:
Prior service credit from plan amendment during period	—	—	—	501
Less: Minority interest	—	—	—	(3)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost	26	39	91	136
Less: Taxes	(4)	(6)	(7)	(19)
Minority interest	(1)	(3)	(5)	(9)
(Increase) decrease in net actuarial losses	69	(27)	66	(7)
Less: Taxes	(5)	(2)	(5)	(2)
Minority interest	(12)	(1)	(12)	1
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailment, settlement and divestitures	52	(3)	53	130
Less: Taxes	—	(10)	—	(10)
Minority interest	11	—	11	—

	136	(13)	192	718

Foreign currency translation gain (loss)	(315)	157	(118)	303

Unrealized investment gain (loss)	4	2	(3)	(1)

Comprehensive Income (Loss)	$(144)	$814	$324	$1,570

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$253	$550
Less: Discontinued operations	—	472

Income from Continuing Operations	253	78

Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	494	453
Amortization and write-off of debt issuance costs	23	39
Deferred tax provision	3	26
Net rationalization charges (Note 2)	134	24
Net gains on asset sales	(41)	(29)
Casualty loss	10	11
Minority interest and equity earnings	64	51
VEBA funding	(980)	—
Pension contributions and direct payments	(297)	(538)
Rationalization payments	(57)	(62)
Insurance recoveries	16	7
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(687)	(827)
Inventories	(818)	(360)
Accounts payable — trade	334	235
Compensation and benefits	83	319
Other current liabilities	(65)	(60)
US and foreign taxes	55	23
Other long term liabilities	47	(25)
Other assets and liabilities	28	(58)

TOTAL OPERATING CASH FLOWS FROM CONTINUING OPERATIONS	(1,401)	(693)

Discontinued operations	—	13

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(1,401)	(680)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(771)	(450)
Asset dispositions	42	55
Asset acquisitions (Note 5)	(46)	—
Decrease in restricted cash	13	31
Claim on The Reserve Primary Fund	(360)	—
Insurance proceeds	—	3

TOTAL INVESTING CASH FLOWS FROM CONTINUING OPERATIONS	(1,122)	(361)

Discontinued operations	—	1,435

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(1,122)	1,074

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	72	48
Short term debt and overdrafts paid	(41)	(115)
Long term debt incurred	1,501	138
Long term debt paid	(813)	(2,312)
Debt issuance costs	(2)	—
Debt retirement costs	—	(18)
Common stock issued	4	955
Dividends paid to minority shareholders	(53)	(95)
Other transactions	6	—

TOTAL FINANCING CASH FLOWS FROM CONTINUING OPERATIONS	674	(1,399)

Discontinued operations	—	(9)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	674	(1,408)

Net Change in Cash of Discontinued Operations	—	27

Effect of exchange rate changes on cash and cash equivalents	(8)	58

Net Change in Cash and Cash Equivalents	(1,857)	(929)

Cash and Cash Equivalents at Beginning of the Period	3,463	3,862

Cash and Cash Equivalents at End of the Period	$1,606	$2,933

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
          Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2008.
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
          On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP was effective upon issuance. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. Our fair value measurements classified as Level 3 were determined in accordance with the provisions of the FSP.
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
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
To maintain global competitiveness, we have implemented rationalization actions over the past several years for the purpose of reducing excess and high-cost manufacturing capacity and to reduce associate headcount. As part of that strategy, in the third quarter of 2008 we reached an agreement with union members to close fully the Tyler, Texas facility and recorded $13 million of charges related primarily to employee severance. Also, in the third quarter of 2008, we announced plans to exit 92 of our underperforming retail stores in the U.S. by December 31, 2008. As a result, we recorded $12 million of charges primarily for non-cancelable lease costs in the third quarter of 2008. In the second quarter of 2008, we announced plans to close our Somerton, Australia manufacturing facility by December 31, 2008. As a result, we recorded $75 million of charges primarily for employee severance related to the closure in our 2008 results. In addition, we completed discussions with employee unions related to our Amiens, France tire plants and as a result increased our recorded rationalization reserve for employee severance by $8 million in 2008.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table shows the reconciliation of our liability between periods:

	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Balance at December 31, 2007	$56	$6	$62
First half charges	89	12	101
Incurred	(21)	(9)	(30)
Reversed to the statement of income	(1)	—	(1)

Balance at June 30, 2008	$123	$9	$132
Third quarter charges	24	15	39
Incurred	(41)	—	(41)
Reversed to the statement of income	—	(5)	(5)

Balance at September 30, 2008	$106	$19	$125

During the third quarter of 2008, $34 million ($33 million after-tax or $0.14 per share) of net charges were recorded. New charges of $39 million represent $23 million for plans initiated in 2008 and $16 million for plans initiated in 2007 and prior years. New charges for the 2008 plans included $10 million related to associate severance costs and $13 million primarily for other exit costs and non-cancelable lease costs. These amounts included $23 million related to cash outflows. New charges for the 2007 and prior year plans included $14 million related to associate severance and pension termination benefit costs and $2 million primarily for other exit costs and non-cancelable lease costs. These amounts included $14 million related to cash outflows, $1 million for non-cash pension termination benefit costs and $1 million for other non-cash exit costs. The third quarter of 2008 included the reversal of $5 million of reserves for actions no longer needed for their originally intended purpose.
          For the first nine months of 2008, $134 million ($128 million after-tax or $0.53 per share) of net charges were recorded. New charges of $140 million were comprised of $101 million for plans initiated in 2008 and $39 million for plans initiated in 2007 and prior years. New charges for the 2008 plans included $87 million related to associate severance and pension curtailment costs and $14 million primarily for other exit costs and non-cancelable lease costs. These amounts included $100 million related to cash outflows and $1 million for non-cash pension curtailment costs. The $39 million of new charges for 2007 and prior year plans consisted of $26 million of associate severance and pension termination benefit costs and $13 million primarily for other exit costs and non-cancelable lease costs. These amounts included $33 million related to cash outflows, $5 million for other non-cash exit costs and $1 million for non-cash pension termination benefit costs. The first nine months of 2008 included the reversal of $6 million of reserves for actions no longer needed for their originally intended purposes. Approximately 1,400 associates remain to be released under programs initiated in 2008, most of whom will be released within the next 12 months.
          The accrual balance of $125 million at September 30, 2008 included approximately $19 million related to long-term non-cancelable lease costs and approximately $106 million of associate severance and other costs that are expected to be substantially utilized within the next 12 months.
          Accelerated depreciation charges of $13 million and $17 million were recorded as Cost of Goods Sold in the three and nine months ended September 30, 2008, respectively, related primarily to our plans to close our Somerton, Australia tire manufacturing facility and the Tyler, Texas mix center.
          During the third quarter of 2007, $2 million of net charges were recorded. New charges of $7 million were comprised of $2 million of associate severance costs for plans initiated in 2007 and $5 million for plans initiated in 2006. Of the $5 million for plans initiated in 2006, $1 million was related to associate severance costs and the remaining $4 million was primarily for other exit costs and non-cancelable lease costs. The third quarter of 2007 included the reversal of $5 million of reserves for rationalization actions no longer needed for their originally intended purpose.
          For the first nine months of 2007, $24 million ($21 million after-tax or $0.09 per share) of net charges were recorded. New charges of $35 million were comprised of $7 million for plans initiated in 2007 and $28 million for plans initiated in 2006. New charges of $7 million for the 2007 plans related to associate severance costs. The $28 million of new charges for 2006 plans consist of $8 million of associate-related costs and $20 million primarily for other exit costs and non-cancelable lease costs. The first nine months of 2007 included the reversal of $11 million of reserves for actions no longer

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
needed for their originally intended purpose. Approximately 500 associates remain to be released under programs initiated in 2007 and prior years.
          Accelerated depreciation charges of $6 million and $31 million were recorded as Cost of Goods Sold in the three and nine months ended September 30, 2007, respectively, for fixed assets that were taken out of service primarily in connection with the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec tire plants.
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Asset sales	$(4)	$(10)	$(41)	$(29)
Interest income	(13)	(36)	(60)	(92)
Royalty income	(8)	(3)	(24)	(8)
Financing fees	10	11	72	78
Fire loss (recovery) expense	1	(1)	3	11
Foreign currency exchange	7	4	9	18
General & product liability — discontinued products (Note 10)	5	6	11	14
Equity in earnings of affiliates	—	(1)	—	(4)
Miscellaneous	6	(3)	6	(2)

	$4	$(33)	$(24)	$(14)

Other (Income) and Expense was $4 million of expense in the third quarter of 2008, compared to $33 million of income in the third quarter of 2007. Net gains on asset sales were $4 million and $10 million in the 2008 and 2007 periods, respectively, related primarily to the sale of properties in England in 2008 and North America in 2007. Interest income decreased by $23 million due primarily to lower average cash balances. Foreign currency exchange losses increased due primarily to the effect of changing exchange rates on foreign currency-denominated monetary items in Canada, Australia and Poland. The impact was partially mitigated by gains of a similar nature in Brazil. Royalty income includes royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.
          Other (Income) and Expense was $24 million of income in the first nine months of 2008, compared to $14 million of income in the first nine months of 2007. Net gains on asset sales were $41 million in 2008 and $29 million in 2007, related primarily to the sale of properties in England, Germany, Morocco, Argentina and New Zealand in 2008 and North America and Australia in 2007. Interest income decreased by $32 million due primarily to lower average cash balances. Financing fees included charges of $43 million and $47 million in the first nine months of 2008 and 2007, respectively, related to refinancing activities and debt redemption. Fire loss expense in 2007 included expenses related to a fire at our tire manufacturing facility in Thailand. Foreign currency exchange losses decreased due primarily to the effect of changing exchange rates on foreign currency-denominated monetary items in Brazil, Chile and Turkey. The impact was partially offset by losses of a similar nature in Australia and Canada. Royalty income increased $16 million and included royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Average shares outstanding — basic	241	211	241	196
4% Convertible Senior Notes due 2034	—	29	—	29
Stock Options and other dilutive securities	2	4	2	4

Average shares outstanding — diluted	243	244	243	229

Weighted average shares outstanding – diluted excluded approximately 10 million and 9 million equivalent shares for the three and nine months ended September 30, 2008, respectively, and excluded approximately 7 million equivalent shares for the three and nine months ended September 30, 2007, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).
          The following table presents the computation of adjusted income from continuing operations and adjusted net income used in computing Income from continuing operations – per share diluted and Net income per share – diluted, respectively. The computation of adjusted income from continuing operations assumes that after-tax interest costs incurred on the convertible notes would have been avoided had the convertible notes been converted as of July 1 for the three months ended September 30, 2007 and as of January 1 for the nine months ended September 30, 2007. Adjusted income for the three and nine months ended September 30, 2008 does not include the after-tax interest costs as substantially all of the convertible notes were exchanged in December 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Income from continuing operations	$31	$159	$253	$78
After-tax impact of 4% Convertible Senior Notes due 2034	—	4	—	12

Adjusted Income from continuing operations	31	163	253	90
Discontinued Operations	—	509	—	472

Adjusted Net Income	$31	$672	$253	$562

NOTE 5. INVESTMENTS
Investments
In March 2008, we acquired an additional 6.12% ownership interest in our tire manufacturing subsidiary in Poland by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million.
Statement of Cash Flows
Cash flows from investing activities in the first nine months of 2008 exclude $115 million of capital expenditures that remain unpaid and accrued for at September 30, 2008.
          In the third quarter of 2008, we sought redemption of $360 million invested in The Reserve Primary Fund. Due to liquidity issues, the fund has temporarily ceased honoring redemption requests. The Board of Trustees of the fund subsequently voted to liquidate the assets of the fund and approved a distribution of cash. Distributions are subject to the supervision of the SEC under an exemption order granted to the fund. As a result of a short-term delay in the cash distribution, we have reclassified the $360 million from Cash and cash equivalents to Prepaid expenses and other current assets on our balance sheet, and accordingly, have presented the reclassification as a cash outflow from investing activities in the consolidated statements of cash flows. On October 31, 2008, we received a partial distribution of $183 million representing approximately 51% of our claim on the fund.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value at September 30, 2008 on the Consolidated Balance Sheet:

		Quoted Prices in
	Total Carrying	Active Markets for
	Value in the	Identical	Significant Other	Significant
	Consolidated	Assets/Liabilities	Observable Inputs	Unobservable Inputs
(In millions)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:

Investments	$42	$42	$—	$—

Derivative Financial Instruments	24	—	16	8

Total Assets at Fair Value	$66	$42	$16	$8

Liabilities:

Derivative Financial Instruments	$5	$—	$5	$—

Total Liabilities at Fair Value	$5	$—	$5	$—

Derivative financial instrument valuations classified as Level 3 include an embedded currency derivative in long-dated operating leases. The valuation is based on an extrapolation of forward rates to the assumed expiration of the leases. Other (Income) and Expense in the three and nine months ended September 30, 2008 included a loss of $2 million and a gain of $2 million, respectively, resulting primarily from the change in the fair value of the embedded derivative.
     The following table presents supplemental fair value information about long term fixed rate debt, including capital leases, at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(In millions)	2008	2007
Carrying amount — liability	$1,526	$2,074
Fair value — liability	1,498	2,172
     The fair value was estimated using quoted market prices or discounted future cash flows. At September 30, 2008, the fair value approximated the carrying value. The fair value exceeded the carrying amount at December 31, 2007 due primarily to lower market interest rates.
The following table presents supplemental fair value information about long term variable rate debt at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(In millions)	2008	2007
Carrying amount — liability	$3,865	$2,651
Fair value — liability	3,697	2,594

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value was estimated using quoted market prices or discounted future cash flows. At September 30, 2008, the carrying amount of our variable rate debt exceeds the fair value due to the tighter U.S. credit markets. The fair value of our variable rate debt at December 31, 2007 approximated its carrying amount.
NOTE 7. FINANCING ARRANGEMENTS
At September 30, 2008, we had total credit arrangements totaling $7,342 million, of which $1,461 million were unused, compared to $7,392 million and $2,169 million, respectively, at December 31, 2007.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2008, we had short term committed and uncommitted credit arrangements totaling $585 million, of which $309 million was unused, compared to $564 million and $339 million, respectively, at December 31, 2007. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2008	2007
Notes payable and overdrafts	$276	$225

Weighted average interest rate	7.70%	6.90%

Long term debt and capital leases due within one year:
6 3/8% due 2008	$—	$100
Other (including capital leases)	80	71

	$80	$171

Weighted average interest rate	6.05%	6.57%

Total obligations due within one year	$356	$396

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2008, we had long term credit arrangements totaling $6,757 million, of which $1,152 million were unused, compared to $6,828 million and $1,830 million, respectively, at December 31, 2007.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2008		December 31, 2007
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6 3/8% due 2008	$—	—	$100	6 3/8%
Floating rate notes due 2009	498	6.68%	497	8.66%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	325	8.625%
Floating rate notes due 2011	—	—	200	13.71%
11% due 2011	—	—	449	11.25%
9% due 2015	260	9%	260	9%
7% due 2028	149	7%	149	7%
4% Convertible Senior Notes due 2034	—	—	4	4%

Credit Facilities:
€505 million revolving credit facility due 2012(1)	489	6.60%	—	—
$1.5 billion first lien revolving credit facility due 2013(1)	700	4.72%	—	—
$1.2 billion second lien term loan facility due 2014	1,200	4.54%	1,200	6.43%
Pan-European accounts receivable facility due 2015(1)	561	5.91%	403	5.75%
Other domestic and international debt(1)	246	8.37%	223	7.65%

	5,078		4,460
Capital lease obligations	37		40

	5,115		4,500
Less portion due within one year	(80)		(171)

	$5,035		$4,329

(1)	Interest rates are weighted average interest rates.
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
CREDIT FACILITIES
€505 Million Amended and Restated Senior Secured European Revolving Credit Facilities due 2012
On April 20, 2007, we amended and restated our €505 million European revolving credit facilities, which consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”) and a €350 million European revolving credit facility which is available to the same German borrowers and to GDTE and certain of its other subsidiaries, with a €195 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of September 30, 2008, $220 million (€155 million) was outstanding under the German

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
revolving credit facility and there were $11 million (€7 million) of letters of credit issued and $269 million (€190 million) of borrowings (including $128 million (€90 million) of borrowings by the non-German borrowers) under the European revolving credit facility. As of December 31, 2007, there were $12 million (€8 million) of letters of credit issued and no borrowings under the European revolving credit facility and no borrowings under the German revolving credit facility.
          In August 2008, we amended the €505 million European revolving credit facilities to accommodate a restructuring of our German entities and to reallocate available amounts under these facilities. The facilities continue to consist of a €155 million German revolving credit facility and a €350 million European revolving credit facility. The amendments decreased the sublimit for non-German borrowers under the €350 million European revolving credit facility from €195 million to €125 million. This change became effective October 1, 2008, when the German restructuring was completed. As of October 1, 2008, outstanding amounts were repaid and redrawn to comply with the amended agreement.
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
          At September 30, 2008, there were $700 million of borrowings and $516 million of letters of credit issued under the revolving credit facility. At December 31, 2007, there were no borrowings and $526 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
On April 20, 2007, we amended and restated our second lien term loan facility. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At September 30, 2008 and December 31, 2007, this facility was fully drawn.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries were parties to a five-year pan-European accounts receivable securitization facility that provided €275 million of funding. On July 23, 2008, certain of our European subsidiaries amended and restated the pan-European accounts receivable securitization facility. The amendments increased the funding capacity of the facility from €275 million to €450 million and extended the expiration date from 2009 to 2015. The facility is subject to customary annual renewal of back-up liquidity commitments.
          The amended facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. It is an event of default under the amended facility if the ratio of GDTE’s consolidated net indebtedness to its consolidated EBITDA is greater than 3.0 to 1.0. This financial covenant will automatically be amended to conform to the European credit facilities upon any amendment of such covenant in the European credit facilities. The defined terms used for this financial covenant are substantially similar to those included in the European credit facilities.
          As of September 30, 2008 and December 31, 2007, the amount available and fully utilized under this program was $561 million and $403 million, respectively. The program did not qualify for sale accounting pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and accordingly, this amount is included in Long-term debt and capital leases.
          In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $67 million and $78 million at September 30, 2008 and December 31, 2007, respectively. These amounts are included in Notes payable and overdrafts.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          For a description of the collateral securing the facilities described above as well as the covenants applicable to them, please refer to the Note to Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
Other Foreign Credit Facilities
During the third quarter of 2008, we executed a financing agreement in China. The facility will provide for availability of up to 3.66 billion renminbi (approximately $535 million at September 30, 2008) and can only be used to finance the relocation and expansion of our manufacturing facility in Dalian, China.
Debt Maturities
Updates as of September 30, 2008 to our debt maturities as disclosed in our 2007 Form 10-K are provided below and reflect the redemption of our $650 million senior secured notes due 2011, the maturity and repayment of our $100 million 6 3/8% notes, and the amendments to our pan-European accounts receivable securitization facility. In addition, the table reflects the September 30, 2008 outstanding borrowing on our €505 million European revolving credit facilities, due 2012.

	Twelve Months Ending December 31,
(In millions)	2008	2009	2010	2011	2012
Domestic	$4	$500	$3	$977	$3
International	67	62	16	2	548

	$71	$562	$19	$979	$551

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
Expected term: 6.25 years
Interest rate: 3.21%
Volatility: 47.0%
Dividend yield: Nil
Additionally, we also granted 0.1 million reload options during the first nine months of 2008.
          We recognized stock-based compensation income of $5 million ($4 million after-tax) and expense of $3 million ($6 million after-tax) during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $48 million and is expected to be recognized over the remaining vesting period of the respective grants, through September 30, 2012. During the three and nine months ended September 30, 2007 we recognized stock-based compensation expense of $18 million ($18 million after-tax) and $54 million ($52 million after-tax), respectively.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans. In addition, we provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Effective August 22, 2008, health care benefits for domestic retirees who were represented by the United Steelworkers (“USW”) will now be the responsibility of an independent Voluntary Employees’ Beneficiary Association (“VEBA”).
          The establishment of the VEBA was conditioned upon District Court approval of a settlement of a declaratory judgment action that was filed in the U.S. District Court for the Northern District of Ohio on July 3, 2007. On August 22, 2008, the District Court approved the settlement agreement that had been filed by the parties to that required class action lawsuit. Following the approval of the settlement agreement, we made a one-time cash contribution of $980 million to the VEBA on August 27, 2008 and we expect to make a one-time cash contribution of $27 million to a VEBA for USW retirees of our former Engineered Products business (“EPD VEBA”) in the fourth quarter of 2008. As a result of this action, we were required to remeasure the benefit obligation of the affected plans. The discount rate used to measure the benefit obligations of our U.S. other postretirement health care plans for USW retirees was 6.75% at August 27, 2008, compared to 6.00% at December 31, 2007. The $980 million cash contribution to the VEBA was considered plan assets from August 27, 2008 until the appeals process, as described below, was exhausted.
          The District Court’s approval of the settlement agreement was subject to a 30-day appeal period, during which no appeals were filed. As a result, responsibility for providing retiree healthcare for current and future domestic USW retirees has been transferred permanently to the VEBA and the EPD VEBA and we recorded an $11 million charge for settlement of the related obligations in the third quarter of 2008, including $10 million of transactional costs incurred related to the VEBA settlement. The funding of the VEBA and subsequent settlement accounting reduced the OPEB liability by $1,107 million, of which $108 million was previously recognized in accumulated other comprehensive loss.
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
          In 2007, we announced an agreement to sell our Engineered Products business, which resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the first quarter of 2007 of $72 million and a curtailment gain of $43 million for the salaried other postretirement benefit plans during the third quarter of 2007 upon completion of the sale. These amounts were included in Discontinued Operations. Under the terms of the Purchase and Sale Agreement for Engineered Products, we retained our obligations for pension and other postretirement benefits under our U.S. plans for Engineered Products’ existing retirees and employees eligible to retire as of July 31, 2007. The obligation for postretirement healthcare benefits for existing domestic Engineered Products’ retirees, who were members of the USW, was transferred to the VEBA. Obligations for benefits under certain non-U.S. plans were not retained. For 2007, a portion of U.S. net periodic cost for active employees of Engineered Products, and net periodic cost for certain non-U.S. plans was included in Discontinued Operations.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          Pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost — benefits earned during the period	$9	$18	$45	$62
Interest cost on projected benefit obligation	76	75	234	230
Expected return on plan assets	(92)	(90)	(278)	(262)
Amortization of: — prior service cost	9	9	27	31
— net losses	6	13	28	42

Net periodic pension cost	8	25	56	103
Curtailments/settlements	2	—	3	64
Termination benefits	1	—	1	—

Total pension cost	$11	$25	$60	$167

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost — benefits earned during the period	$6	$9	$25	$30
Interest cost on projected benefit obligation	41	38	126	112
Expected return on plan assets	(34)	(32)	(109)	(96)
Amortization of: — prior service cost	1	1	2	2
— net losses	12	18	39	56

Net periodic pension cost	26	34	83	104
Curtailments/settlements	—	—	1	—

Total pension cost	$26	$34	$84	$104

We expect to contribute $300 million to $350 million to our funded U.S. and non-U.S. pension plans in 2008. For the three and nine months ended September 30, 2008, we contributed $39 million and $123 million, respectively, to our non-U.S. plans and $80 million and $133 million, respectively, to our U.S. plans.
          Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended September 30, 2008 and 2007 were $10 million and $8 million, respectively, and $28 million and $23 million for the nine months ended September 30, 2008 and 2007, respectively.
          The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
          Postretirement benefit cost follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost — benefits earned during the period	$3	$2	$9	$11
Interest cost on projected benefit obligation	24	26	76	83
Expected return on plan assets	(5)	—	(5)	—
Amortization of: — prior service cost	(4)	(3)	(10)	(2)
— net losses	2	1	6	7

Net periodic postretirement benefit cost	20	26	76	99
Settlement	11	—	11	—

Total postretirement benefit cost	$31	$26	$87	$99

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES
At September 30, 2008, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1,530 million, and off-balance-sheet financial guarantees written and other commitments totaling $32 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we shall purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.
Environmental Matters
We have recorded liabilities totaling $40 million and $46 million for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us, at September 30, 2008 and December 31, 2007, respectively. Of these amounts, $7 million and $11 million were included in Other Current Liabilities at September 30, 2008 and December 31, 2007, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $292 million and $276 million for anticipated costs related to workers’ compensation at September 30, 2008 and December 31, 2007, respectively. Of these amounts, $78 million and $86 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2008 and December 31, 2007, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $452 million and $467 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us, at September 30, 2008 and December 31, 2007, respectively. Of these amounts, $265 million and $270 million were included in Other Current Liabilities at September 30, 2008 and December 31, 2007, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We have recorded insurance receivables for potential product liability and other tort claims of $67 million and $71 million at September 30, 2008 and December 31, 2007, respectively. Of these amounts, $6 million and $8 million were included in Current Assets as part of Accounts Receivable at September 30, 2008 and December 31, 2007, respectively. We have restricted cash of $166 million and $172 million at September 30, 2008 and December 31, 2007, respectively, to fund certain of these liabilities.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 51,000 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $308 million through September 30, 2008 and $297 million through December 31, 2007.
          A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2008	December 31, 2007
Pending claims, beginning of period	117,400	124,000
New claims filed	2,900	2,400
Claims settled/dismissed	(2,100)	(9,000)

Pending claims, end of period	118,200	117,400

Payments (1)	$12	$22

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and determine our receivables from probable insurance recoveries.
          We had recorded liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $123 million and $127 million at September 30, 2008 and at December 31, 2007, respectively. The portion of the liability associated with unasserted asbestos claims was $72 million and $76 million at September 30, 2008 and December 31, 2007, respectively. Our liability with respect to asserted claims and related defense costs was $51 million at September 30, 2008 and $51 million at December 31, 2007. At September 30, 2008, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by $50 million to $60 million, approximately 50% of which would be recoverable by our accessible policy limits.
          Based upon a model employed by Bates, as of September 30, 2008 and as of December 31, 2007, (i) we had recorded a receivable related to asbestos claims of $67 million and $71 million, respectively, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of these amounts, $6 million and $8 million were included in Current Assets as part of Accounts Receivable at September 30, 2008 and December 31, 2007, respectively.
          We believe that at September 30, 2008, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $67 million insurance receivable recorded at September 30, 2008. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at September 30, 2008.
Heatway (Entran II). We have entered into a court approved amended settlement agreement that addresses claims against us involving a rubber hose product, Entran II. We had recorded liabilities related to Entran II claims totaling $188 million at September 30, 2008 and $193 million at December 31, 2007. We have made cash contributions to the settlement fund totaling $130 million through 2007 and will make additional contributions of $20 million in the fourth quarter of 2008. In addition, we previously contributed approximately $174 million received from insurance contributions to the settlement fund pursuant to the terms of the settlement agreement. We expect that, except for liabilities associated with actions in which we have received adverse judgments and sites that have opted-out of the amended settlement, our liability with respect to Entran II matters has been addressed by the amended settlement.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Sales:
North American Tire	$2,185	$2,285	$6,312	$6,578
Europe, Middle East and Africa Tire	1,936	1,864	5,910	5,311
Latin American Tire	581	491	1,683	1,359
Asia Pacific Tire	470	424	1,448	1,236

Net Sales	$5,172	$5,064	$15,353	$14,484

Segment Operating Income:
North American Tire	$(19)	$66	$37	$99
Europe, Middle East and Africa Tire	134	176	457	441
Latin American Tire	101	99	318	267
Asia Pacific Tire	50	41	151	111

Total Segment Operating Income	266	382	963	918
Rationalizations	(34)	(2)	(134)	(24)
Accelerated depreciation	(13)	(6)	(17)	(31)
Interest expense	(73)	(106)	(238)	(351)
Interest income	13	36	60	92
Corporate incentive and stock based compensation plans	7	(22)	(8)	(64)
Intercompany profit elimination	7	—	(6)	(13)
Curtailments/Settlements	(11)	—	(11)	(64)
Financing fees & financial instruments	(10)	(11)	(72)	(78)
Asset sales	4	10	41	29
Hurricane losses — insurance deductible	(7)	—	(7)	—
Retained net expenses of discontinued operations	—	(1)	—	(17)
Other	(31)	(12)	(36)	(58)

Income from Continuing Operations before Income Taxes and Minority Interest	$118	$268	$535	$339

     Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, and Asset Sales, as described in Note 3, Other (Income) and Expense, are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Rationalizations:
North American Tire	$26	$(3)	$37	$7
Europe, Middle East and Africa Tire	3	4	20	11
Latin American Tire	—	1	—	3
Asia Pacific Tire	4	—	76	—

Total Segment Rationalizations	33	2	133	21
Corporate	1	—	1	3

	$34	$2	$134	$24

Asset Sales (gain) / loss:
North American Tire	$(2)	$(9)	$(3)	$(17)
Europe, Middle East and Africa Tire	(1)	(1)	(22)	(3)
Latin American Tire	(1)	1	(6)	(1)
Asia Pacific Tire	—	—	(10)	(7)

Total Segment Asset Sales (gain) / loss	(4)	(9)	(41)	(28)
Corporate	—	(1)	—	(1)

	$(4)	$(10)	$(41)	$(29)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. INCOME TAXES
For the first nine months of 2008, we recorded tax expense of $217 million on income from continuing operations before income taxes and minority interest of $535 million. We record taxes based on overall estimated annual effective tax rates. Due to our projected pre-tax income (loss) in the United States, the estimated annual U.S. effective tax rate is subject to wide variability requiring us to record our U.S. taxes on a discrete item basis for the first nine months of 2008. Included in tax expense for the first nine months of 2008 was a net tax charge for discrete items of $10 million ($6 million net of minority interest), related primarily to return-related adjustments for our German operations. For the first nine months of 2007, we recorded tax expense of $209 million on income from continuing operations before income taxes and minority interest of $339 million. Included in tax expense for the first nine months of 2007 was a net tax charge of $4 million, consisting of $15 million ($12 million net of minority interest) related primarily to a tax law change in Germany, which was enacted in the third quarter, and a tax benefit of $11 million ($0.05 per share) related to prior periods. The 2007 out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.
          Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $100 million ($80 million net of minority interest).
          At January 1, 2008, we had unrecognized tax benefits of $174 million that if recognized, would have a favorable impact on our tax expense of $162 million. We report interest and penalties as income taxes and have accrued interest of $11 million as of January 1, 2008. We agreed to audit assessments during the second and third quarters of 2008, which reduced the unrecognized tax benefits by $7 million and $5 million respectively and accrued interest by $4 million. If not favorably settled, $47 million of the remaining unrecognized tax benefits and $7 million of accrued interest would require the use of cash.
          It is expected that the amount of unrecognized tax benefits will also change for other reasons in the next 12 months; however, we do not expect that change to have a significant impact on our financial position or results of operations.
          Generally, years beginning after 2002 are still open to examination by foreign taxing authorities, including several major taxing jurisdictions. In Germany, we are open to examination from 2003 onward. In the United States, we are open to examination from 2004 forward. We are also involved in a United States/Canada Competent Authority resolution process that deals with transactions between our operations in these countries from 1997 through 2003. This proceeding is expected to be concluded within the next 15 months.
NOTE 13. DISCONTINUED OPERATIONS
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table presents the components of Discontinued Operations reported on the Consolidated Statement of Income:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2007	2007
Net Sales	$113	$894

(Loss) from operations before taxes	$(9)	$(38)
United States and foreign taxes	(1)	7

(Loss) from Operations	$(8)	$(45)

Gain on Disposal before taxes	$551	$551
United States and foreign taxes	34	34

Gain on Disposal	$517	$517

Discontinued Operations	$509	$472

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	September 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$794	$35	$777	$—	$1,606
Restricted Cash	172	—	6	—	178
Accounts Receivable	930	265	2,486	—	3,681
Accounts Receivable from Affiliates	—	687	341	(1,028)	—
Inventories	1,716	303	1,912	(71)	3,860
Prepaid Expenses and Other Current Assets	464	17	144	7	632

Total Current Assets	4,076	1,307	5,666	(1,092)	9,957
Goodwill	—	25	470	220	715
Intangible Assets	110	9	52	(9)	162
Deferred Income Tax	—	15	70	(17)	68
Other Assets	190	56	175	—	421
Investments in Subsidiaries	4,773	655	3,650	(9,078)	—
Property, Plant and Equipment	2,113	205	3,390	12	5,720

Total Assets	$11,262	$2,272	$13,473	$(9,964)	$17,043

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$630	$80	$1,892	$—	$2,602
Accounts Payable to Affiliates	1,028	—	—	(1,028)	—
Compensation and Benefits	391	31	348	—	770
Other Current Liabilities	488	14	314	—	816
United States and Foreign Taxes	63	15	182	(1)	259
Notes Payable and Overdrafts	—	—	276	—	276
Long Term Debt and Capital Leases due within one year	3	—	77	—	80

Total Current Liabilities	2,603	140	3,089	(1,029)	4,803
Long Term Debt and Capital Leases	3,799	—	1,236	—	5,035
Compensation and Benefits	1,015	192	819	—	2,026
Deferred and Other Noncurrent Income Taxes	85	18	175	(12)	266
Other Long Term Liabilities	546	39	128	—	713
Minority Equity in Subsidiaries	—	—	763	223	986

Total Liabilities	8,048	389	6,210	(818)	13,829

Commitments and Contingent Liabilities

Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	241	440	4,826	(5,266)	241
Capital Surplus	2,699	5	777	(782)	2,699
Retained Earnings	1,855	1,735	2,569	(4,304)	1,855
Accumulated Other Comprehensive Loss	(1,581)	(297)	(909)	1,206	(1,581)

Total Shareholders’ Equity	3,214	1,883	7,263	(9,146)	3,214

Total Liabilities and Shareholders’ Equity	$11,262	$2,272	$13,473	$(9,964)	$17,043

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Three Months Ended September 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,017	$516	$5,257	$(2,618)	$5,172

Cost of Goods Sold	1,898	445	4,632	(2,659)	4,316
Selling, Administrative and General Expense	208	44	377	(2)	627
Rationalizations	27	1	6	—	34
Interest Expense	54	7	76	(64)	73
Other (Income) and Expense	(41)	(2)	(56)	103	4

Income (Loss) before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(129)	21	222	4	118
United States and Foreign Taxes	(2)	12	57	(1)	66
Minority Interest	—	—	21	—	21
Equity in Earnings of Subsidiaries	158	7	—	(165)	—

NET INCOME (LOSS)	$31	$16	$144	$(160)	$31

	Consolidating Statements of Income
	Three Months Ended September 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,050	$522	$4,869	$(2,377)	$5,064

Cost of Goods Sold	1,800	447	4,217	(2,413)	4,051
Selling, Administrative and General Expense	267	48	377	(22)	670
Rationalizations	(4)	1	5	—	2
Interest Expense	97	8	73	(72)	106
Other (Income) and Expense	(84)	(8)	(64)	123	(33)

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(26)	26	261	7	268
United States and Foreign Taxes	(2)	5	94	(2)	95
Minority Interest	—	—	13	1	14
Equity in Earnings of Subsidiaries	183	23	—	(206)	—

Income (Loss) from Continuing Operations	159	44	154	(198)	159

Discontinued Operations	509	—	120	(120)	509

NET INCOME (LOSS)	$668	$44	$274	$(318)	$668

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Nine Months Ended September 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$5,994	$1,464	$15,756	$(7,861)	$15,353

Cost of Goods Sold	5,416	1,263	13,765	(7,971)	12,473
Selling, Administrative and General Expense	655	137	1,209	(4)	1,997
Rationalizations	35	4	95	—	134
Interest Expense	190	19	211	(182)	238
Other (Income) and Expense	(136)	(5)	(184)	301	(24)

Income (Loss) before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(166)	46	660	(5)	535
United States and Foreign Taxes	14	15	190	(2)	217
Minority Interest	—	—	65	—	65
Equity in Earnings of Subsidiaries	433	32	—	(465)	—

NET INCOME (LOSS)	$253	$63	$405	$(468)	$253

	Consolidating Statements of Income
	Nine Months Ended September 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$5,944	$1,461	$13,869	$(6,790)	$14,484

Cost of Goods Sold	5,308	1,301	12,059	(6,909)	11,759
Selling, Administrative and General Expense	799	136	1,111	(21)	2,025
Rationalizations	(2)	13	13	—	24
Interest Expense	326	30	204	(209)	351
Other Income, net	(191)	(22)	(153)	352	(14)

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest and Equity in Earnings of Subsidiaries	(296)	3	635	(3)	339
United States and Foreign Taxes	5	11	197	(4)	209
Minority Interest	—	—	51	1	52
Equity in Earnings of Subsidiaries	379	36	—	(415)	—

Income (Loss) from Continuing Operations	78	28	387	(415)	78

Discontinued Operations	472	3	144	(147)	472

NET INCOME (LOSS)	$550	$31	$531	$(562)	$550

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(1,352)	$68	$355	$(472)	$(1,401)

Cash Flows from Investing Activities:

Capital expenditures	(354)	(16)	(401)	—	(771)
Asset dispositions	—	—	42	—	42
Asset acquisitions	—	—	(46)	—	(46)
Decrease in restricted cash	6	—	7	—	13
Capital contributions	(131)	—	(307)	438	—
Capital redemptions	595	—	—	(595)	—
Loans with affiliates acquired	(47)	—	—	47	—
Claim on The Reserve Primary Fund	(360)	—	—	—	(360)

Total Cash Flows from Investing Activities	(291)	(16)	(705)	(110)	(1,122)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	—	72	—	72
Short term debt and overdrafts paid	(35)	(3)	(3)	—	(41)
Long term debt incurred	702	—	799	—	1,501
Long term debt paid	(750)	—	(63)	—	(813)
Loans with affiliates acquired	—	47	—	(47)	—
Common stock issued	4	—	—	—	4
Capital contributions	—	131	307	(438)	—
Capital redemptions	—	(215)	(380)	595	—
Debt issuance costs	—	—	(2)	—	(2)
Dividends paid	—	—	(525)	472	(53)
Other transactions	—	—	6	—	6

Total Cash Flows from Financing Activities	(79)	(40)	211	582	674

Effect of exchange rate changes on cash and cash equivalents	—	(2)	(6)	—	(8)

Net Change in Cash and Cash Equivalents	(1,722)	10	(145)	—	(1,857)

Cash and Cash Equivalents at Beginning of the Period	2,516	25	922	—	3,463

Cash and Cash Equivalents at End of the Period	$794	$35	$777	$—	$1,606

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2007
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Operating Cash Flows from Continuing Operations	$(644)	$(107)	$681	$(623)	$(693)
Discontinued Operations	(4)	(8)	11	14	13

Total Cash Flows from Operating Activities	(648)	(115)	692	(609)	(680)

Cash Flows from Investing Activities:

Capital expenditures	(175)	(11)	(264)	—	(450)
Asset dispositions	15	9	31	—	55
Decrease in restricted cash	31	—	—	—	31
Other transactions	44	—	(121)	80	3

Total Investing Cash Flows from Continuing Operations	(85)	(2)	(354)	80	(361)
Discontinued Operations	1,060	115	248	12	1,435

Total Cash Flows from Investing Activities	975	113	(106)	92	1,074

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	—	48	—	48
Short term debt and overdrafts paid	(15)	(8)	(92)	—	(115)
Long term debt incurred	1	—	137	—	138
Long term debt paid	(1,791)	—	(521)	—	(2,312)
Common stock issued	955	—	—	—	955
Dividends paid	—	—	(659)	564	(95)
Debt issuance costs	(18)	—	—	—	(18)
Other transactions	—	—	80	(80)	—

Total Financing Cash Flows from Continuing Operations	(868)	(8)	(1,007)	484	(1,399)
Discontinued Operations	—	—	(42)	33	(9)

Total Cash Flows from Financing Activities	(868)	(8)	(1,049)	517	(1,408)

Net Change in Cash of Discontinued Operations	—	—	27	—	27

Effect of exchange rate changes on cash and cash equivalents	—	5	53	—	58

Net Change in Cash and Cash Equivalents	(541)	(5)	(383)	—	(929)

Cash and Cash Equivalents at Beginning of the Period	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Period	$2,085	$32	$816	$—	$2,933

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
          As a result of the sale of substantially all of our Engineered Products business on July 31, 2007, we have reported the results of that segment as discontinued operations. Unless otherwise indicated, all disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.
          During the third quarter of 2008, we continued to experience difficult industry conditions, particularly in North America and parts of Europe, characterized by lower motor vehicle sales and production and a trend toward lower miles driven in response to high fuel prices and weakening economic conditions. In addition, raw material costs remain at historically high levels and are volatile.
          We are focused intensely on managing appropriately given the environment. Actions being taken include:
•	offsetting raw material cost increases with price and mix improvements,

•	raising our four-point cost savings plan target to more than $2 billion,

•	reducing production schedules at certain of our manufacturing facilities,

•	continuing our focus on consumer-driven product development and innovation,

•	improving our supply chain,

•	aggressively limiting spending,

•	re-evaluating the timing of planned capital expenditures, and

•	engaging in active contingency planning.
          In the third quarter of 2008, we recorded net income of $31 million compared to net income of $668 million in the comparable period of 2007. Income from continuing operations in the third quarter of 2008 was $31 million compared to $159 million in the third quarter of 2007. Net sales in the third quarter of 2008 increased $108 million, or 2.1%, to $5,172 million from $5,064 million in the third quarter of 2007.
          In the third quarter of 2008, our total segment operating income was $266 million compared to $382 million in the third quarter of 2007. See “Results of Operations — Segment Information” for additional information.
          Raw material costs continued to rise in the third quarter of 2008 and were approximately $238 million, or 15.9%, higher than the comparable period of 2007. For the nine months ended September 30, 2008, raw material costs rose by 8.2% over the comparable period of 2007. During the nine month period, all of our businesses have been successful in offsetting higher raw material costs with price and mix improvements. In addition, we expect raw material costs for the full year of 2008 to be up approximately 12% compared to 2007.
          In the first nine months of 2008, we recorded net income of $253 million compared to net income of $550 million in the comparable period of 2007. Income from continuing operations in the first nine months of 2008 was $253 million compared to $78 million in the first nine months of 2007. Net sales in the first nine months of 2008 increased $869 million, or 6.0%, to $15,353 million from $14,484 million in the first nine months of 2007.

          During the third quarter of 2008, we continued to make progress on several key initiatives, including the amendment of our pan-European accounts receivable securitization facility, funding the Voluntary Employees’ Beneficiary Association (“VEBA”) and continued cost reductions under our four-point cost savings plan.
          On July 23, 2008, certain of our European subsidiaries amended and restated our pan-European accounts receivable securitization facility to increase the funding capacity of that facility from €275 million to €450 million and to extend the expiration date from 2009 to 2015. As a result of this refinancing, more than 80% of our debt maturities are now in 2011 and beyond.
          On August 22, 2008, the U.S. District Court for the Northern District of Ohio approved the settlement agreement establishing an independent VEBA for current and future United Steelworkers (“USW”) retirees. Following the District Court’s approval, we made a one-time cash contribution of approximately $1 billion to the VEBA and, following the expiration of a 30-day appeal period, we recorded an $11 million charge ($13 million net of minority interest) for settlement of the related obligations and removed $1.1 billion of liabilities for USW retiree healthcare benefits from our balance sheet.
          With respect to our four-point cost savings plan, which includes continuous improvement programs, reducing high-cost manufacturing capacity, leveraging our global position by increasing low-cost country sourcing, and reducing selling, administrative and general expense, we now expect to achieve more than $2.0 billion of aggregate gross cost savings from 2006 through 2009. The expected cost reductions consist of:
•	More than $1.4 billion of estimated savings related to continuous improvement initiatives, including business process improvements, such as six sigma and lean manufacturing, leverage from manufacturing upgrades, product reformulations and safety programs, and ongoing savings that we expect to achieve from our master labor agreement with the United Steelworkers (“USW”) (through September 30, 2008, we estimate we have achieved nearly $1,090 million in savings under these initiatives);

•	More than $150 million of estimated savings from the reduction of high-cost manufacturing capacity by over 25 million units (the announcement in the second quarter of 2008 to close our Somerton, Australia plant completed this element of our four-point cost savings plan);

•	Between $200 million to $300 million of estimated savings related to our sourcing strategy of increasing our procurement of tires, raw materials, capital equipment and indirect materials from low-cost countries (through September 30, 2008, we estimate we have achieved nearly $140 million in savings under this strategy);

•	Between $200 million to $250 million of estimated savings from reductions in selling, administrative and general expense related to initiatives including benefit plan changes, back-office and warehouse consolidations, supply chain improvements, legal entity reductions and headcount rationalizations (through September 30, 2008, we estimate we have achieved approximately $210 million in savings under these efforts).
          We have updated our 2008 industry volume estimates for North America and Europe. Our estimates are as follows: North American consumer replacement volume is expected to be down 3%, while commercial replacement volume is expected to be down 6% to 7%. In North America, we estimate consumer OE volume will be down 18% to 20%, and commercial OE volume will be down 14% to 16%. For Europe, consumer replacement volume is expected to be down 4% to 5% and commercial replacement volume is expected to be down 7% to 9%. We expect consumer OE volume to be down 2% to 4%, and commercial OE volume to be up 4% to 6%. In conjunction with the expected decline in sales volume, we have reduced planned production schedules by approximately 12 million and 8 million units in North American Tire and EMEA, respectively, of which approximately 6 million and 3 million units, respectively, have been achieved through September 30, 2008.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2008 and 2007
Net sales in the third quarter of 2008 were $5,172 million, increasing $108 million, or 2.1%, from $5,064 million in the 2007 third quarter. We recorded income from continuing operations of $31 million, or $0.13 per share, in the third quarter of 2008 compared to income from continuing operations of $159 million, or $0.67 per share, in the third quarter of 2007. Net income of $31 million, or $0.13 per share, was recorded in the third quarter of 2008 compared to $668 million, or $2.75 per share, in the third quarter of 2007.
          Net sales in the third quarter of 2008 were favorably impacted by price and product mix of $313 million, mainly in North American Tire, EMEA and Latin American Tire, foreign currency translation of $113 million primarily in EMEA and Latin American Tire, and $96 million in other tire-related businesses, mainly in North American Tire. These positive changes were partially offset by lower volume of $270 million, mostly in North American Tire and EMEA, and a decrease in sales from the 2007 divestiture of our Tire & Wheel Assembly operations, which contributed sales of $145 million in the third quarter of 2007.
          Worldwide tire unit sales in the third quarter of 2008 were 48.2 million units, a decrease of 3.5 million units, or 6.7%, compared to the 2007 period. There was a decrease of 1.5 million units, or 4.3%, in replacement units, primarily in North American Tire and EMEA. North American Tire consumer replacement volume decreased 1.1 million units, or 8.0%, and EMEA consumer replacement volume decreased 0.5 million units, or 3.4%. The decline in consumer replacement volume is primarily due to weakening economic conditions in the U.S. and Europe. OE units decreased 2.0 million units, or 13.1%, primarily in North American Tire and EMEA, partially offset by an increase in Asia Pacific Tire. The significant decline in North American Tire OE volume was driven by difficult U.S. economic conditions and rising fuel prices that have reduced demand for new vehicles.
          Cost of goods sold (CGS) in the third quarter of 2008 was $4,316 million, an increase of $265 million compared to $4,051 million in the third quarter of 2007. As a percentage of sales, CGS was 83.4% compared to 80.0% in the 2007 period. CGS in the third quarter of 2008 increased due to higher raw material costs of $238 million, $164 million of higher conversion costs, primarily in North American Tire and EMEA including about $70 million of period charges due to abnormally low production, foreign currency translation of $90 million, $75 million of increased costs related to other tire-related businesses, product mix-related cost increases of $33 million, mostly related to North American Tire and EMEA, higher transportation costs of $12 million, a VEBA-related settlement charge of $11 million, and charges related to Hurricanes Ike and Gustav of $7 million. Also increasing CGS was increased accelerated depreciation of $7 million. Reducing CGS were lower volume of $215 million primarily in North American Tire and EMEA and decreased costs related to the 2007 divestiture of our Tire & Wheel Assembly operations, which had costs of $139 million in the third quarter of 2007. Rationalization plans also created additional savings of $14 million in the third quarter of 2008.
          Selling, administrative and general expense (SAG) was $627 million in the third quarter of 2008, compared to $670 million in the third quarter of 2007, a decrease of $43 million, or 6.4%. The decrease was driven primarily by lower executive compensation costs of $54 million due to changes in estimated payouts and a decrease in our stock price and decreased advertising costs of $19 million. Rationalization plans also created additional savings of $9 million in the third quarter of 2008. Partially offsetting these decreases were increased wages and other benefits of $19 million and foreign currency translation of $15 million. SAG as a percentage of sales was 12.1% in the third quarter of 2008, compared to 13.2% in the 2007 period.
          Interest expense was $73 million in the third quarter of 2008, a decrease of $33 million compared to $106 million in the third quarter of 2007. The decrease related primarily to lower average debt levels due to the repayment of the $300 million term loan due March 2011 in August 2007 and the exchange of $346 million of our 4% convertible notes in the fourth quarter of 2007. Also decreasing debt levels was the repayment of $200 million of floating rate notes due 2011, $450 million of 11% notes due 2011, and $100 million of 6 3/8% notes due 2008 during the first quarter of 2008. The decrease in interest expense is also attributable to reduced market interest rates on variable rate debt.

          Other (Income) and Expense was $4 million of expense in the third quarter of 2008, compared to $33 million of income in the third quarter of 2007. Net gains on asset sales were $4 million and $10 million in the 2008 and 2007 periods, respectively, related primarily to the sale of properties in England in 2008 and North America in 2007. Interest income decreased by $23 million due primarily to lower average cash balances. Foreign currency exchange losses increased due primarily to the effect of changing exchange rates on foreign currency-denominated monetary items in Canada, Australia and Poland. The impact was partially mitigated by gains of a similar nature in Brazil. Royalty income includes royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.
          For the third quarter of 2008, we recorded tax expense of $66 million on income from continuing operations before income taxes and minority interest of $118 million. We record taxes based on overall estimated annual effective tax rates. Due to our projected pre-tax income (loss) in the United States, the estimated annual U.S. effective tax rate is subject to wide variability requiring us to record our U.S. taxes on a discrete item basis for the third quarter of 2008. The volatility in our effective tax rate is due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. Included in tax expense for the third quarter of 2008 was a net tax charge for discrete items of $10 million ($6 million net of minority interest), related primarily to return-related adjustments for our German operations. For the third quarter of 2007, we recorded tax expense of $95 million on income from continuing operations before income taxes and minority interest of $268 million. Included in tax expense for the third quarter of 2007 was a net tax charge of $15 million ($12 million net of minority interest) related primarily to a tax law change in Germany, which was enacted in the third quarter.
          Our losses in certain foreign locations in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets in these foreign locations. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $100 million ($80 million net of minority interest).
          Minority interest was $21 million in the third quarter of 2008, an increase of $7 million compared to $14 million in the third quarter of 2007. The increase primarily relates to increased earnings in Goodyear Dunlop Tires Europe B.V. and Goodyear Dunlop Tires North America, Ltd.
Rationalization Activity
During the third quarter of 2008, $34 million ($33 million after-tax or $0.14 per share) of net charges were recorded. New charges of $39 million represented $23 million for plans initiated in 2008 and $16 million for plans initiated in 2007 and prior years. New charges for the 2008 plans included $10 million related to associate severance costs and $13 million primarily for other exit costs and non-cancelable lease costs. These amounts included $23 million related to cash outflows. New charges for the 2007 and prior year plans included $14 million related to associate severance and pension termination benefit costs and $2 million primarily for other exit costs and non-cancelable lease costs. These amounts included $14 million related to cash outflows, $1 million for non-cash pension termination benefit costs and $1 million for other non-cash exit costs. The third quarter of 2008 included the reversal of $5 million of reserves for actions no longer needed for their originally intended purpose.
          In the third quarter of 2008, we reached an agreement with union members to close fully the Tyler, Texas facility and recorded $13 million of charges related primarily to employee severance. Also, in the third quarter of 2008, we announced plans to exit 92 of our underperforming retail stores in the U.S. by December 31, 2008. As a result, we recorded $12 million of charges primarily for non-cancelable lease costs in the third quarter of 2008.
          For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations generated net income of $509 million, or $2.08 per share, in the third quarter of 2007, which represented the results of operations of our former Engineered Products business through the July 31, 2007 sale date, including an after-tax gain on the sale of discontinued operations of $517 million.

Nine Months Ended September 30, 2008 and 2007
Net sales in the first nine months of 2008 were $15,353 million, increasing $869 million, or 6.0%, from $14,484 million in the first nine months of 2007. We recorded income from continuing operations of $253 million, or $1.04 per share, in the first nine months of 2008 compared to income from continuing operations of $78 million, or $0.39 per share, in the first nine months of 2007. Net income of $253 million, or $1.04 per share, was recorded in the first nine months of 2008 compared to net income of $550 million, or $2.44 per share, in the first nine months of 2007.
          Net sales in the first nine months of 2008 were favorably impacted by price and product mix of $858 million, mainly in North American Tire, EMEA and Latin American Tire, $759 million in foreign currency translation, primarily in EMEA, Latin American Tire and Asia Pacific Tire, and an increase in other tire-related business’ sales of $302 million, primarily due to third party sales of chemical products in North American Tire. These were offset by a decrease due to the 2007 divestiture of our Tire & Wheel Assembly operations, which contributed sales of $481 million in the first nine months of 2007, and decreased volume of $568 million, primarily in North American Tire and EMEA.
          Worldwide tire unit sales in the first nine months of 2008 were 144.0 million units, a decrease of 7.7 million units, or 5.1%, compared to the 2007 period. Replacement units decreased by 2.8 million units, or 2.6%, primarily in North American Tire and EMEA. North American Tire consumer replacement volume decreased 2.4 million units, or 6.3%, and EMEA consumer replacement volume decreased 0.8 million units, or 1.9%. The decline in consumer replacement volume is due in part to weakening economic conditions in the U.S. and Europe. The decrease in replacement units was partially offset by an increase in Asia Pacific consumer replacement units of 0.6 million, or 6.5%. OE units decreased by 4.9 million units, or 10.8%, primarily in North American Tire and EMEA, partially offset by an increase in Asia Pacific Tire. The significant decline in North American Tire OE volume was driven by difficult U.S. economic conditions and rising fuel prices that have reduced demand for new vehicles.
          Cost of goods sold (CGS) in the first nine months of 2008 was $12,473 million, an increase of $714 million, or 6.1%, compared to $11,759 million in the first nine months of 2007. CGS as a percentage of sales was 81.2% in the first nine months of 2008 and 2007. CGS in the first nine months of 2008 increased due to higher foreign currency translation of $601 million, higher raw material costs of $361 million, $286 million of increased costs related to other tire-related businesses, primarily due to third party sales of chemical products in North American Tire, product mix-related cost increases of $176 million, mostly related to North American Tire and EMEA, and higher transportation costs of $45 million. Also unfavorably impacting CGS was $309 million of higher conversion costs, mainly in North American Tire and EMEA including about $70 million of period charges due to abnormally low production, and a VEBA-related charge of $11 million. Reducing CGS were lower volume, primarily in North American Tire and EMEA, of $466 million, savings from rationalization plans of $56 million, and lower accelerated depreciation of $14 million. CGS also benefited from decreased costs related to the 2007 divestiture of our Tire & Wheel Assembly operations, which had costs of $465 million in the first nine months of 2007. Included in 2007 was a curtailment charge of approximately $27 million related to the benefit plan changes announced in the first quarter of 2007.
          Selling, administrative and general expense (SAG) was $1,997 million in the first nine months of 2008, compared to $2,025 million in the first nine months of 2007, a decrease of $28 million, or 1.4%. The decrease was driven primarily by lower executive compensation costs of $90 million primarily due to changes in estimated payouts and a decline in our stock price, lower advertising expenses of $26 million, savings from rationalization plans of $10 million, and lower discretionary spending. These were partially offset by unfavorable foreign currency translation of $106 million and increased wages and other benefit costs of $27 million. Included in 2007 was $37 million related to a curtailment charge for the benefit plan changes announced in the first quarter of 2007. SAG as a percentage of sales was 13.0% and 14.0% in the first nine months of 2008 and 2007, respectively.
          Interest expense was $238 million in the first nine months of 2008, a decrease of $113 million compared to $351 million in the first nine months of 2007. The decrease related primarily to lower average debt levels due to the repayment of the $300 million term loan due March 2011 in August 2007, the repayment of $175 million of 8.625% notes due 2011 and $140 million of 9% notes due 2015 in June 2007, and the exchange of $346 million of our 4% convertible notes in the fourth quarter of 2007. In addition, we repaid $200 million of floating rate notes due 2011, $450 million of 11% notes due 2011, and $100 million of 6 3/8% notes due 2008 during the first quarter of 2008. Also decreasing interest expense was a decline in interest rates due to reduced market interest rates on variable rate debt.

          Other (Income) and Expense was $24 million of income in the first nine months of 2008, compared to $14 million of income in the first nine months of 2007. Net gains on asset sales were $41 million in 2008 and $29 million in 2007, related primarily to the sale of properties in England, Germany, Morocco, Argentina and New Zealand in 2008 and North America and Australia in 2007. Interest income decreased by $32 million due primarily to lower average cash balances. Financing fees included charges of $43 million and $47 million in the first nine months of 2008 and 2007, respectively, related to refinancing activities and debt redemption. Fire loss expense in 2007 included expenses related to a fire at our tire manufacturing facility in Thailand. Foreign currency exchange losses decreased due primarily to the effect of changing exchange rates on foreign-currency denominated monetary items in Brazil, Chile and Turkey. The impact was partially offset by losses of a similar nature in Australia and Canada. Royalty income increased $16 million and included royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.
          For the first nine months of 2008, we recorded tax expense of $217 million on income from continuing operations before income taxes and minority interest of $535 million. We record taxes based on overall estimated annual effective tax rates. Due to our projected pre-tax income (loss) in the United States, the estimated annual U.S. effective tax rate is subject to wide variability requiring us to record our U.S. taxes on a discrete item basis for the first nine months of 2008. The volatility in our effective tax rate is due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. Included in tax expense for the first nine months of 2008 was a net tax charge for discrete items of $10 million ($6 million net of minority interest), related primarily to return-related adjustments for our German operations. For the first nine months of 2007, we recorded tax expense of $209 million on income from continuing operations before income taxes and minority interest of $339 million. Included in tax expense for the first nine months of 2007 was a net tax charge of $4 million, consisting of $15 million ($12 million net of minority interest) related primarily to a tax law change in Germany, which was enacted in the third quarter, and a tax benefit of $11 million ($0.05 per share) related to prior periods. The 2007 out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.
          Minority interest was $65 million in the first nine months of 2008, an increase of $13 million compared to $52 million in the third quarter of 2007. The increase related primarily to higher earnings in Goodyear Dunlop Tires Europe B. V. and Goodyear Dunlop Tires North America, Ltd.
Rationalization Activity
For the first nine months of 2008, $134 million ($128 million after-tax or $0.53 per share) of net charges were recorded. New charges of $140 million were comprised of $101 million for plans initiated in 2008 and $39 million for plans initiated in 2007 and prior years. New charges for the 2008 plans included $87 million related to associate severance and pension curtailment costs and $14 million primarily for other exit costs and non-cancelable lease costs. These amounts included $100 million related to cash outflows and $1 million for non-cash pension curtailment costs. The $39 million of new charges for 2007 and prior year plans consisted of $26 million of associate severance and pension termination benefit costs and $13 million primarily for other exit costs and non-cancelable lease costs. These amounts included $33 million related to cash outflows, $5 million for other non-cash exit costs and $1 million for non-cash pension termination benefit costs. The first nine months of 2008 included the reversal of $6 million of reserves for actions no longer needed for their originally intended purpose. Approximately 1,400 associates remain to be released under programs initiated in 2008, most of whom will be released within the next 12 months.
          During the first nine months of 2008, we reached an agreement with union members to close fully the Tyler, Texas facility and recorded $13 million of charges related primarily to employee severance. Also, we announced plans to exit 92 of our underperforming retail stores in the U.S. by December 31, 2008. As a result, we recorded $12 million of charges primarily for non-cancelable lease costs in our 2008 results. Also, in the first nine months of 2008, we announced plans to close our Somerton, Australia manufacturing facility by December 31, 2008 as part of our strategy to reduce high-cost manufacturing capacity globally. We expect total restructuring and accelerated depreciation charges related to Somerton to be approximately $125 million, of which approximately $85 million is for cash charges. Included in the first nine months of 2008 were $75 million of charges for employee severance related to that closure and CGS included a charge of $15 million for accelerated depreciation.

          For the first nine months of 2007, $24 million ($21 million after-tax or $0.09 per share) of net charges were recorded. New charges of $35 million were comprised of $7 million for plans initiated in 2007 and $28 million for plans initiated in 2006. New charges of $7 million for the 2007 plans related to associate severance costs. The $28 million of new charges for 2006 plans consisted of $8 million of associate-related costs and $20 million primarily for other exit costs and non-cancelable lease costs. The first nine months of 2007 included the reversal of $11 million of reserves for actions no longer needed for their originally intended purpose. Approximately 500 associates remain to be released under programs initiated in 2007 and prior years.
          For further information, refer to Note 2, Costs Associated with Rationalization Programs.
Discontinued Operations
Discontinued operations relates to our former Engineered Products business that was sold on July 31, 2007 which generated net income of $472 million, or $2.05 per share, in the first nine months of 2007, including an after-tax gain on the sale of discontinued operations of $517 million and a curtailment charge of $72 million.
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
          Total segment operating income was $266 million in the third quarter of 2008, decreasing from $382 million in the third quarter of 2007. Total segment operating margin (total segment operating income divided by segment sales) in the third quarter of 2008 was 5.1%, compared to 7.5% in the third quarter of 2007.
          In the first nine months of 2008, total segment operating income was $963 million, increasing from $918 million in the first nine months of 2007. Total segment operating margin in the first nine months of 2008 and 2007 was 6.3%.
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

North American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2008	2007	Change	Change	2008	2007	Change	Change
Tire Units	18.1	20.7	(2.6)	(12.4)%	54.2	60.7	(6.5)	(10.8)%
Net Sales	$2,185	$2,285	$(100)	(4.4)%	$6,312	$6,578	$(266)	(4.0)%
Segment Operating Income (Loss)	(19)	66	(85)	(128.8)%	37	99	(62)	(62.6)%
Segment Operating Margin	(0.9)%	2.9%			0.6%	1.5%
Three Months Ended September 30, 2008 and 2007
North American Tire unit sales in the 2008 third quarter decreased 2.6 million units or 12.4% from the 2007 period. The decrease was related to a decline in replacement volume of 1.2 million units or 8.0%, primarily in the consumer market. OE volume also decreased 1.4 million units or 23.1%, due to a decrease in our consumer business related to reduced vehicle production.
          Net sales decreased $100 million or 4.4% in the third quarter of 2008 from the 2007 period due primarily to lower volume of $183 million and the 2007 divestiture of our Tire & Wheel Assembly operations, which contributed sales of $145 million in the third quarter of 2007. This was partially offset by favorable price and product mix of $140 million, increased sales in other tire-related businesses of $84 million, primarily due to third party sales of chemical products, and favorable foreign currency translation of $4 million.
          Operating income (loss) decreased $85 million in the third quarter of 2008 from the 2007 period. The 2008 period was unfavorably impacted by increased raw materials costs of $109 million, higher conversion costs of $88 million, and lower volume of $33 million. The higher conversion costs were caused by unabsorbed fixed overhead costs due to lower production volume and general inflation, which were offset by savings from plant closures, reduced employee benefit costs, and lower average labor rates. Partially offsetting these changes were price and product mix improvements of $109 million and lower SAG expenses of $36 million driven primarily by lower compensation-related expenses and decreased advertising costs.
          Operating income (loss) in the third quarter of 2008 did not include $2 million of accelerated depreciation charges, net rationalization charges of $26 million and gains on asset sales of $2 million. Operating income in the third quarter of 2007 did not include $6 million of accelerated depreciation charges, net rationalization reversals of $3 million and gains on asset sales of $9 million.
Nine Months Ended September 30, 2008 and 2007
North American Tire unit sales in the first nine months of 2008 decreased 6.5 million units or 10.8% from the 2007 period. The decrease was primarily related to a decline in replacement volume of 2.5 million units or 6.2%, primarily in the consumer market. OE volume also decreased 4.0 million units or 20.5% in our consumer business related to reduced vehicle production.
          Net sales decreased $266 million or 4.0% in the first nine months of 2008 from the 2007 period due primarily to decreased volume of $463 million and the 2007 divestiture of our Tire & Wheel Assembly operations, which contributed sales of $481 million in the first nine months of 2007. This was offset in part by favorable price and product mix of $419 million, increased sales in other tire-related businesses of $232 million, primarily due to third party sales of chemical products, and favorable foreign currency translation of $28 million.
          Operating income (loss) decreased $62 million or 62.6% in the first nine months of 2008 from the 2007 period. The 2008 period was unfavorably impacted by increased raw material costs of $173 million, decreased volume of $80 million, lower operating income of chemical and other tire-related businesses of $18 million, the 2007 divestiture of our Tire & Wheel Assembly operations, which generated operating income of $16 million in the first nine months of 2007, and increased transportation costs of $8 million. Also unfavorably impacting operating income were higher conversion costs of $134 million. The higher conversion costs were caused primarily by unabsorbed fixed overhead costs due to lower production volume, higher plant changeover costs, costs associated with training new workers, and general inflation, which were partially offset by savings from plant closures, reduced employee benefit costs, and lower average labor rates. Also offsetting these negative factors were price and product mix improvements of $282 million, lower SAG expenses of $39 million driven primarily by decreased advertising costs and lower executive compensation costs, and increased royalty income of $8 million. Operating income improved in 2008 by approximately $39 million as a result of returning to more normal sales and production levels following the USW strike which negatively impacted the first half of 2007.
     Operating income (loss) for the first nine months of 2008 did not include $2 million of accelerated depreciation charges, net rationalization charges of $37 million and gains on asset sales of $3 million in 2008. Operating income for the first nine months of 2007 did not include $30 million of accelerated depreciation charges, net rationalization charges of $7 million and gains on asset sales of $17 million in 2007.
Europe, Middle East and Africa Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2008	2007	Change	Change	2008	2007	Change	Change
Tire Units	19.7	20.7	(1.0)	(5.1)%	58.5	60.6	(2.1)	(3.4)%
Net Sales	$1,936	$1,864	$72	3.9%	$5,910	$5,311	$599	11.3%
Segment Operating Income	134	176	(42)	(23.9)%	457	441	16	3.6%
Segment Operating Margin	6.9%	9.4%			7.7%	8.3%
Three Months Ended September 30, 2008 and 2007
Europe, Middle East and Africa Tire unit sales in the 2008 third quarter decreased 1.0 million units or 5.1% from the 2007 period. Replacement volume decreased 0.4 million units or 3.1%, mainly in consumer replacement, while OE volume also decreased 0.6 million units or 12.1%, mainly in consumer OE.
          Net sales in the third quarter of 2008 increased $72 million or 3.9% compared to the third quarter of 2007. Favorably impacting the 2008 period was improved price and product mix of $82 million and improved foreign currency translation of $78 million. These positive changes were partially offset by lower sales volume of $87 million.
          For the third quarter of 2008, operating income decreased $42 million or 23.9% compared to 2007 due to higher raw material costs of $59 million, higher conversion costs of $42 million, decreased volume of $20 million, and higher transportation costs of $6 million. The higher conversion costs related primarily to unabsorbed fixed overhead costs due to reduced production volume, inflation, and ongoing labor issues at a manufacturing plant in France. Partially offsetting these negative factors were improved price and product mix of $71 million and increased operating income in other tire-related businesses of $19 million primarily due to improvements in our company-owned retail businesses.
          Operating income in the third quarter of 2008 did not include rationalization charges of $3 million and net gains on asset sales of $1 million. Operating income in the third quarter of 2007 did not include net rationalization charges of $4 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2008 and 2007
Europe, Middle East and Africa Tire unit sales in the first nine months of 2008 decreased 2.1 million units or 3.4% from the 2007 period. Replacement volume decreased 0.9 million units or 2.0%, mainly in consumer replacement, while OE volume also decreased 1.2 million units or 7.5%, mainly in consumer OE.
          Net sales in the first nine months of 2008 increased $599 million or 11.3% compared to the first nine months of 2007. Favorably impacting the 2008 period were foreign currency translation of $512 million, improved price and product mix of $244 million, and higher sales in the other tire-related businesses of $11 million. Lower volume of $167 million unfavorably impacted net sales.
          For the first nine months of 2008, operating income increased $16 million or 3.6% compared to the first nine months of 2007 due to improvement in price and product mix of $189 million, increased operating income in other tire-related businesses of $27 million primarily due to improvements in our company-owned retail businesses, favorable foreign currency translation of $15 million, and decreased SAG expenses of $5 million. These were offset in part by higher raw material costs of $86 million, higher conversion costs of $76 million, lower volume of $36 million, and higher transportation costs of $21 million. The higher conversion costs related primarily to unabsorbed fixed overhead costs due to reduced production volume, inflation, a strike at our plants in Turkey in the second quarter of 2008 and ongoing labor issues at our manufacturing plants in France.
          Operating income in the first nine months of 2008 did not include rationalization charges of $20 million and net gains on asset sales of $22 million. Operating income in the first nine months of 2007 did not include net rationalization charges of $11 million and net gains on asset sales of $3 million.
Latin American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2008	2007	Change	Change	2008	2007	Change	Change
Tire Units	5.3	5.5	(0.2)	(3.4)%	15.9	16.3	(0.4)	(2.2)%
Net Sales	$581	$491	$90	18.3%	$1,683	$1,359	$324	23.8%
Segment Operating Income	101	99	2	2.0%	318	267	51	19.1%
Segment Operating Margin	17.4%	20.2%			18.9%	19.6%
Three Months Ended September 30, 2008 and 2007
Latin American Tire unit sales in the 2008 third quarter decreased 0.2 million units or 3.4% from the 2007 period due to a decrease in replacement volume of 0.1 million units or 1.7%, while OE volume also decreased 0.1 million units or 6.8%.
          Net sales in the 2008 third quarter increased $90 million or 18.3% from the 2007 period. Net sales increased in 2008 due to favorable price and product mix of $65 million, favorable impact of foreign currency translation, mainly in Brazil, of $30 million, and increased sales in other tire-related businesses of $12 million. These positive changes were partially offset by decreased volume of $17 million.
          Operating income in the third quarter of 2008 increased $2 million or 2.0% from the same period in 2007. Operating income was favorably impacted by price and product mix of $61 million and favorable foreign currency translation of $9 million. Negatively impacting operating income were increased raw material costs of $40 million, higher conversion costs of $15 million, lower volume of $4 million, and higher transportation costs of $3 million. Also unfavorably impacting operating income were increased advertising and other SAG expenses of $2 million.
          Operating income in the third quarter of 2008 did not include gains on asset sales of $1 million. Operating income did not include third quarter net rationalization charges of $1 million and losses on asset sales of $1 million in 2007.
Nine Months Ended September 30, 2008 and 2007
Latin American Tire unit sales in the first nine months of 2008 decreased 0.4 million units or 2.2% from the 2007 period. OE volume decreased 0.4 million units or 7.8%, while replacement volume remained consistent with the 2007 period.
          Net sales in the first nine months of 2008 increased $324 million or 23.8% from the 2007 period. Net sales increased in 2008 due to favorable price and product mix of $159 million, the favorable impact of foreign currency translation, mainly in Brazil, of approximately $134 million, and higher sales of other tire-related businesses of $54 million. Partially offsetting these increases were decreased volume of $23 million.

          Operating income in the first nine months of 2008 increased $51 million or 19.1% from the same period in 2007. Favorably impacting operating income were price and product mix of $136 million, foreign currency translation of $31 million and increased operating income in other tire-related businesses of $2 million. Operating income was unfavorably impacted by higher raw material costs of $57 million, higher conversion costs of $36 million, increased transportation costs of $13 million, decreased volume of $8 million, and increased SAG expenses of $8 million, primarily related to advertising expenses.
          Operating income for the first nine months of 2008 did not include gains on asset sales of $6 million in 2008. Operating income in the first nine months of 2007 did not include net rationalization charges of $3 million and gains on asset sales of $1 million.
Asia Pacific Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2008	2007	Change	Change	2008	2007	Change	Change
Tire Units	5.1	4.8	0.3	7.1%	15.4	14.1	1.3	9.2%
Net Sales	$470	$424	$46	10.8%	$1,448	$1,236	$212	17.2%
Segment Operating Income	50	41	9	22.0%	151	111	40	36.0%
Segment Operating Margin	10.6%	9.7%			10.4%	9.0%
Three Months Ended September 30, 2008 and 2007
Asia Pacific Tire unit sales in the 2008 third quarter increased 0.3 million units or 7.1% from the 2007 period. Replacement unit sales increased 0.1 million units or 3.8% and OE volume increased 0.2 million units or 13.5%.
          Net sales in the 2008 third quarter increased $46 million or 10.8% compared to the 2007 period due to favorable price and product mix of $26 million and increased volume of $17 million.
          Operating income in the third quarter of 2008 increased $9 million or 22.0% compared to the 2007 period due to improved price and product mix of $39 million, increased volume of $2 million and increased operating income in other tire-related businesses of $2 million. Unfavorably impacting operating income were increased raw material costs of $30 million and higher conversion costs of $5 million.
          Operating income in the third quarter of 2008 did not include $11 million of accelerated deprecation charges and net rationalization charges of $4 million.
Nine Months Ended September 30, 2008 and 2007
Asia Pacific Tire unit sales in the first nine months of 2008 increased 1.3 million units or 9.2% from the 2007 period. Replacement unit sales increased 0.6 million units or 6.5% and OE volume increased 0.7 million units or 14.7%.
          Net sales in the first nine months of 2008 increased $212 million or 17.2% compared to the 2007 period due to increased volume of $85 million, favorable foreign currency translation of $85 million, favorable price and product mix of $36 million, and increased sales in other tire-related businesses of $5 million.
          Operating income in the first nine months of 2008 increased $40 million or 36.0% compared to the 2007 period due to improved price and product mix of $75 million, increased volume of $15 million, increased operating income in other tire-related businesses of $5 million primarily due to improved results in our company-owned retail businesses in Australia, and $4 million of favorable foreign currency translation. Unfavorably impacting operating income were $45 million of increased raw material costs, increased SAG expenses of $8 million, primarily related to the expansion of retail operations and related distribution activities in Australia and an increase in business growth activities in Asia, and increased conversion costs of $6 million.

          Operating income for the first nine months of 2008 did not include $15 million of accelerated depreciation charges, net rationalization charges of $76 million and gains on asset sales of $10 million in 2008. Operating income in the first nine months of 2007 did not include gains on asset sales of $7 million.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2008, we had $1,606 million in cash and cash equivalents as well as $1,461 million of unused availability under our various credit arrangements, compared to $3,463 million and $2,169 million at December 31, 2007, respectively. Cash and cash equivalents decreased primarily due to our contribution to the VEBA of $980 million, early redemption of our $650 million senior secured notes due 2011 and the maturity and repayment of our $100 million 6 3/8% notes. On September 26, 2008, we drew $600 million under our $1.5 billion first lien revolving credit facility due to a temporary delay in our ability to access $360 million invested with The Reserve Primary Fund. The draw also will be used to support seasonal working capital needs and to enhance our cash liquidity position. As a result of the funds being temporarily frozen, we have reclassified the $360 million from Cash and cash equivalents to Prepaid expenses and other current assets. On October 31, 2008, we received a partial distribution of $183 million representing 51% of our claim on the fund. Also decreasing cash were capital expenditures of $771 million and increased working capital requirements, driven by an increase in inventories due to a normal seasonal increase and to weakening market conditions. We have taken active steps to lower our inventory levels across our business to reflect reduced demand through a reduction in production schedules at certain of our manufacturing facilities.
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
OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations was $1,401 million in the first nine months of 2008, compared to $693 million in the comparable prior year period. The increase in net cash used in operating activities was due primarily to the $980 million contribution made to the VEBA partially offset by lower pension contributions and direct payments. Cash flows from operating activities in 2008 were impacted adversely by greater working capital requirements for inventories, as noted above.
INVESTING ACTIVITIES
Net cash used in investing activities from continuing operations was $1,122 million during the first nine months of 2008, compared to $361 million in the first nine months of 2007. Capital expenditures were $771 million and $450 million in the first nine months of 2008 and 2007, respectively. The increase in capital expenditures primarily relates to projects targeted at increasing our capacity for higher value-added tires. Investing activities includes a cash outflow of $360 million for the reclassification of funds invested in The Reserve Primary Fund due to the temporary delay in accessing our cash mentioned above. Investing activities in the first nine months of 2008 exclude $115 million of capital expenditures that remain unpaid and accrued for at September 30, 2008. Cash flows from investing activities in 2008 included an outflow of $46 million for the acquisition of approximately 6% of the outstanding shares of our tire manufacturing subsidiary in Poland and $42 million of net proceeds from the sale of assets in England, Morocco, New Zealand, Germany and Argentina. Net cash provided by investing activities from discontinued operations was $1,435 million during the first nine months of 2007 related primarily to the sale of our Engineered Products business.
FINANCING ACTIVITIES
Net cash provided by financing activities from continuing operations was $674 million in the first nine months of 2008, compared to net cash used of $1,399 million in the same period in 2007. Financing activities in 2008 included borrowings of approximately $522 million on the European revolving credit facility, $184 million on the pan-European accounts receivable securitization facility, and $700 million on the U.S. first lien revolving credit facility, and the repayment of our $650 million senior secured notes due 2011 and our $100 million 6 3/8% notes due 2008.
Credit Sources
In aggregate, we had credit arrangements of $7,342 million available at September 30, 2008, of which $1,461 million were unused, compared to $7,392 million available at December 31, 2007, of which $2,169 million were unused.

Outstanding Notes
At September 30, 2008, the carrying amount of our outstanding notes was $1,882 million, compared to $2,634 million at December 31, 2007.
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
          For additional information on our outstanding notes, refer to Note to Consolidated Financial Statements No. 7, Financing Arrangements, above, and Note to Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
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
          As of September 30, 2008, there were $700 million of borrowings and $516 million of letters of credit issued under the revolving credit facility. At December 31, 2007, there were no borrowings and $526 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At September 30, 2008 and December 31, 2007, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
On April 20, 2007, we amended and restated our €505 million European revolving credit facilities, which consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”) and a €350 million European revolving credit facility which is available to the same German borrowers and to Goodyear Dunlop Tires Europe B.V. and certain of its other subsidiaries, with a €195 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of September 30, 2008, $220 million (€155 million) was outstanding under the German revolving credit facility and there were $11 million (€7 million) of letters of credit issued and $269 million (€190 million) of borrowings (including $128 million (€90 million) of borrowings by the non-German borrowers) under the European revolving credit facility. As of December 31, 2007, there were $12 million (€8 million) of letters of credit issued and no borrowings under the European revolving credit facility, and no borrowings under the German revolving credit facility.
          In August 2008, we amended the €505 million European revolving credit facilities to accommodate a restructuring of our German entities and to reallocate available amounts under these facilities. The facilities continue to consist of a €155 million German revolving credit facility and a €350 million European revolving credit facility. The amendments decreased the sublimit for non-German borrowers under the €350 million European revolving credit facility from €195 million to €125 million. This change became effective October 1, 2008, when the German restructuring was completed. As of October 1, 2008, outstanding amounts were repaid and redrawn to comply with the amended agreement.
          Each of these facilities has customary representations and warranties including, as a condition to borrowing, material adverse change representations with respect to our financial condition since December 31, 2006. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to Note to Consolidated Financial Statements No. 11, Financing Arrangements and Derivative Financial Instruments, in our 2007 Form 10-K.
Covenant Compliance
As of September 30, 2008, we were in compliance with the material covenants imposed by our principal credit facilities.
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
          The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three and nine month periods ended September 30, 2008 and 2007. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statements of Income. Those line items also include discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Net Income	$31	$668	$253	$550
Interest Expense	73	106	238	353
United States and Foreign Taxes	66	128	217	250
Depreciation and Amortization Expense	176	153	494	462

EBITDA	346	1,055	1,202	1,615

Credit Facilities Adjustments:
Other Adjustments to Net Income (1)	—	(551)	—	(505)
Minority Interest in Net Income of Subsidiaries	21	15	65	53
Other Non-Cash Items	7	5	19	38
Capitalized Interest and Other Interest Related Expense	12	4	26	14
Rationalization Charges (Reversals)	(3)	2	91	36

Covenant EBITDA	$383	$530	$1,403	$1,251

(1)	Includes estimated strike related losses of approximately $39 million for North American Tire and approximately $6 million for Engineered Products in the nine months ended September 30, 2007. Also includes a $551 million gain on disposal before taxes related to our former Engineered Products Division in the three and nine months ended September 30, 2007.

Notes Payable and Overdrafts
At September 30, 2008, we had short term committed and uncommitted bank credit arrangements totaling $585 million, of which $309 million were unused, compared to $564 million and $339 million at December 31, 2007. The continued availability of these arrangements is at the discretion of the relevant lenders, and a portion of these arrangements may be terminated at any time.
Other Foreign Credit Facilities
During the third quarter of 2008, we executed a financing agreement in China. The facility will provide for availability of up to 3.66 billion renminbi (approximately $535 million at September 30, 2008) and can only be used to finance the relocation and expansion of our manufacturing facility in Dalian, China.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
On July 23, 2008, certain of our European subsidiaries amended and restated the pan-European accounts receivable securitization facility. The amendments increased the funding capacity of the facility from €275 million to €450 million and extended the expiration date from 2009 to 2015. The facility is subject to customary annual renewal of back-up liquidity commitments.
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
          As of September 30, 2008 and December 31, 2007, the amount available and fully utilized under this program was $561 million and $403 million, respectively.
          In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $67 million and $78 million at September 30, 2008 and December 31, 2007, respectively.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2008 and 2007. The receivable financing programs of these subsidiaries did not utilize a special purpose entity (“SPE”). At September 30, 2008 and December 31, 2007, the gross amount of receivables sold was $151 million and $152 million, respectively.
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
Voluntary Employees’ Beneficiary Association
On December 28, 2006, members of the USW ratified the terms of a new master labor agreement ending a strike that began on October 5, 2006. In connection with the master labor agreement, we also entered into a memorandum of understanding with the USW regarding the establishment of the VEBA, which is intended to provide healthcare benefits for current and future domestic USW retirees. The establishment of the VEBA was conditioned upon District Court approval of a settlement of a declaratory judgment action that was filed in the U.S. District Court for the Northern District of Ohio on July 3, 2007. On August 22, 2008, the District Court approved the settlement agreement that had been filed by the parties to the required class action lawsuit. We made a one-time cash contribution of $980 million to the VEBA from existing cash on hand and available credit lines on August 27, 2008 and expect to make a one-time cash contribution of $27 million to a VEBA for USW retirees of our former Engineered Products business in the fourth quarter of 2008. No appeals were filed during the 30-day appeal period following the District Court’s approval of the settlement agreement. Our funding of the VEBA from cash on hand and available credit lines did not have a significant impact on our operations or liquidity. We recorded an $11 million charge ($13 million net of minority interest) for the settlement of the related obligations in the third quarter of 2008, including $10 million of transactional costs incurred related to the VEBA settlement. The funding of the VEBA and subsequent settlement accounting reduced the OPEB liability by $1,107 million, of which $108 million was previously recognized in accumulated other comprehensive loss.
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
Asset Acquisitions and Dispositions
In March 2008, we acquired an additional 6.12% ownership of TC Debica S.A., our tire manufacturing subsidiary in Poland, by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million. We have agreed to use our reasonable best efforts to announce, between March 2008 and August 2009, a tender offer for the remaining outstanding shares of that subsidiary that we do not already own, provided that such tender offer can be accomplished without the use of substantial cash financing from Goodyear. We also have agreed to support and cooperate with TC Debica to increase its daily commercial truck tire production, dependent upon TC Debica obtaining appropriate tax incentives.
          In October 2008, we acquired the remaining 25% ownership interest in Goodyear Dalian Tire Company Ltd., our tire manufacturing and distribution subsidiary in China. The terms of the transaction were not disclosed, but neither the investment nor the impact on our results of operations is expected to be material. We will record purchase accounting during the fourth quarter of 2008.
          Given tightening credit markets and difficult economic conditions in certain of our major markets that have led to lower customer demand, we are deferring certain capital investments until circumstances improve. We now expect capital investments toward the lower end of our previously disclosed range of $1 billion to $1.3 billion in 2008 and less than $1 billion in 2009.

          The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141 (R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact SFAS No. 141 (R) and SFAS No. 160 will have on our consolidated financial statements.
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
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
Significant updates to our contractual obligations and commitments to make future payments are provided below. Additional information regarding our contractual obligations and commitments can be found under the heading “Commitments and Contingent Liabilities” in our 2007 Form 10-K, our Form 10-Q for the quarterly period ended March 31, 2008 and our Form 10-Q for the quarterly period ended June 30, 2008.
          On July 23, 2008, we amended and restated our Pan-European accounts receivable securitization facility to increase the funding capacity of the facility from €275 million to €450 million and to extend the expiration date from 2009 to 2015. As of September 30, 2008 and December 31, 2007, the amount available and fully utilized under this facility was $561 million and $403 million, respectively.
          As of September 30, 2008, we borrowed $700 million on our $1.5 billion first lien revolving credit facility and $489 million on our €505 million European revolving credit facilities.
          The other postretirement benefit payments presented below are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been updated to reflect the settlement of our benefit obligation for other postretirement health care plans for current and future domestic USW retirees in conjunction with the District Court’s approval of the VEBA in August 2008.

	Payment Due by Period as of December 31, 2007
							After
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
Other Postretirement Benefits	$1,617	$1,174	$61	$58	$55	$51	$218
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	deteriorating economic conditions in any of our major markets, or an inability to access capital markets when necessary, may materially adversely affect our operating results, financial condition and liquidity;

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results and financial condition may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	pending litigation relating to our 2003 restatement could have a material adverse effect on our financial condition;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to deposit cash collateral to support an appeal bond if we are subject to a significant adverse judgment, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI in 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	work stoppages, financial difficulties or supply disruptions at our suppliers or our major OE customers could harm our business; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At September 30, 2008, 71% of our debt was at variable interest rates averaging 5.73% compared to 56% at an average rate of 7.46% at December 31, 2007. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances. As a result of credit ratings actions and other related events, our access to these instruments may be limited. There were no contracts outstanding at September 30, 2008 or 2007.
          The following table presents fixed rate debt information at September 30:
(In millions)

Fixed Rate Debt	2008	2007
Carrying amount — liability	$1,526	$2,423
Fair value — liability	1,498	2,986
Pro forma fair value — liability	1,545	3,050
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2008 and 2007, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption.
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
          The following table presents foreign currency contract information at September 30:

(In millions)	2008	2007
Fair value — asset (liability)	$19	$(3)
Pro forma change in fair value	(56)	(82)
Contract maturities	10/08-10/19	10/07-10/19

We were not a party to any foreign currency option contracts at September 30, 2008 or 2007.
          The pro forma change in fair value assumes a 10% decrease in foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
          Fair values are recognized on the Consolidated Balance Sheet at September 30 as follows:

(In millions)	2008	2007
Fair value — asset (liability):
Current assets	$18	$4
Long term assets	6	4
Current liabilities	(5)	(11)
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
          Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2008, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 118,500 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2008, approximately 500 new claims were filed against us and approximately 800 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2008 was $3 million and $12 million, respectively. At September 30, 2008, there were approximately 118,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 10, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
VEBA Litigation
On August 22, 2008, the U.S. District Court for the Northern District of Ohio approved the settlement agreement that had been filed by the parties to the litigation, and no appeals were filed during the 30-day appeal period following that approval. We made a one-time cash contribution of $980 million to the VEBA on August 27, 2008 and expect to make a one-time cash contribution of $27 million to a similar trust for USW retirees of our former Engineered Products business in the fourth quarter of 2008.
Securities/ERISA Litigation
On October 22, 2008, the U.S. District Court for the Northern District of Ohio approved the settlement agreement that had been filed by the parties to the litigation. The District Court’s approval of the settlement agreement is subject to a 30-day appeal period. The implementation of the terms of the settlement agreement will not have a material effect on our operating results, financial condition or liquidity.
          Reference is made to Item 3 of Part I of our 2007 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2007 Form 10-K includes a detailed discussion of our risk factors. Certain of these risk factors were amended or updated in our Form 10-Q for the period ended June 30, 2008. The information presented below amends and further updates our risk factors and should be read in conjunction with those prior disclosures.
Due to the final approval of the VEBA settlement agreement by the U.S. District Court for the Northern District of Ohio and the expiration of the 30-day appeal period, the risk factor titled “A significant aspect of our master labor agreement with the USW is subject to court approval, which, if not received, could result in the termination and renegotiation of the agreement,” is no longer applicable.
Due to recent developments in the U.S. and international financial markets, the risk factors set forth below have been amended and restated.
Our long term ability to meet our obligations and to repay maturing indebtedness may be dependent on our ability to access capital markets in the future and to improve our operating results.
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

          Our access to the capital markets cannot be assured and is dependent on, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us and the degree of success we have in implementing our cost reduction plans and improving the results of our North American Tire segment. Future liquidity requirements, or the failure of financial institutions and the consequent delay in accessing or inability to access cash deposits, also may make it necessary for us to incur additional debt. A substantial portion of our assets is subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness.
          Our inability to access the capital markets or incur additional debt in the future could have a material adverse effect on our liquidity and operations, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, selling additional assets and restructuring existing debt.
Work stoppages, financial difficulties or supply disruptions affecting our major OE customers or our suppliers could harm our business.
Although sales to our OE customers account for less than 20% of our net sales, demand for our products by OE customers and production levels at our facilities are directly related to automotive vehicle production. Automotive production can be affected by labor relations issues, financial difficulties or other supply disruptions. Our OE customers could experience production disruptions resulting from their own or supplier labor, financial or supply difficulties. Such events may cause an OE customer to reduce or suspend vehicle production. In such an event, the affected OE customer could halt or significantly reduce purchases of our products, which would increase our production costs and harm our results of operations and financial condition. In addition, the bankruptcy or consolidation of one or more of our major OE customers or our suppliers could result in the write-off of accounts receivable, a reduction in purchases of our products or a supply disruption to our facilities, which could materially adversely affect our results of operations, financial condition and/or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2008. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid Per	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Share	Programs	the Plans or Programs
7/1/08-7/31/08	2,535	$17.94	—	—
8/1/08-8/31/08	—	$—	—	—
9/1/08-9/30/08	6,635	$16.58	—	—

Total	9,170	$16.96	—	—

ITEM 6. EXHIBITS.
          See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

S I G N A T U R E S
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: November 3, 2008	By
/s/ Richard J. Noechel
Richard J. Noechel, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized
officer of Registrant and signing as the principal
accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008
INDEX OF EXHIBITS

Exhibit
Table
Item		Description of	Exhibit
No.		Exhibit	Number

3		Articles of Incorporation and By-Laws

(a	)
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

(b	)
Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, and April 11, 2006 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-1927).

4		Instruments Defining the Rights of Security Holders, Including Indentures

(a	)
Specimen Nondenominational Certificate for Shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2007, File No. 1-1927).

(b	)
Indenture, dated as of March 15, 1996, between the Company and Chemical Bank (now Wells Fargo Bank, N.A.), as Trustee, as supplemented on March 16, 1998, in respect of the Company’s 7% Notes due 2028 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).

(c	)
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

(d	)
Indenture, dated as of June 23, 2005, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 9% Senior Notes due 2015 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).

(e	)
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

E-1

Exhibit
Table
Item		Description of	Exhibit
No.		Exhibit	Number

10		Material Contracts

(a	)	First Amendment dated as of July 18, 2008, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10.1

(b	)	Second Amendment dated as of August 22, 2008, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10.2

12		Statement re Computation of Ratios

(a	)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

23		Consent of Experts

(a	)	Consent of Bates White, LLC	23.1

31		302 Certifications

(a	)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b	)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32		906 Certifications

(a	)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-2