Form 10-K
period 2008-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2009-02-18
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 1-1927
THE GOODYEAR TIRE & RUBBER COMPANY
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization) 1144 East Market Street, Akron, Ohio (Address of principal executive offices)	34-0253240 (I.R.S. Employer Identification No.) 44316-0001 (Zip Code)

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
Yes ☐                         No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2008, was approximately $4,284,192,000.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2009:

241,349,680

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2009 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

Item
Number		Page Number

PART I
1	Business	1
1A	Risk Factors	13
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	21
4	Submission of Matters to a Vote of Security Holders	22

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
6	Selected Financial Data	25
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
7A	Quantitative and Qualitative Disclosures About Market Risk	57
8	Financial Statements and Supplementary Data	59
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	123
9A	Controls and Procedures	123
9B	Other Information	123

PART III
10	Directors, Executive Officers and Corporate Governance	123
11	Executive Compensation	124
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
13	Certain Relationships and Related Transactions	124
14	Principal Accountant Fees and Services	124

PART IV
15	Exhibits and Financial Statement Schedules	124
Signatures		125
Index to Financial Statement Schedules		FS-1
Index of Exhibits		X-1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-12.1
EX-21.1
EX-23.1
EX-23.2
EX-24.1
EX-31.1
EX-31.2
EX-32.1

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

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. Our 2008 net sales were $19.5 billion, and we had a net loss in 2008 of $77 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate more than 1,600 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 61 manufacturing facilities in 25 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 74,700 full-time and temporary associates worldwide.

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

RECENT DEVELOPMENTS

In October 2008, we acquired the remaining 25% ownership interest in Goodyear Dalian Tire Company Ltd., our tire manufacturing and distribution subsidiary in China. The amount of our additional investment and the impact on our results of operations and financial position were not material.

On December 23, 2008, the Worker, Retiree and Employer Recovery Act of 2008 (H.R. 7327) was signed into law. H.R. 7327 provides limited funding relief for defined benefit pension plan sponsors affected by the steep market declines experienced in 2008, and made technical corrections to the Pension Protection Act of 2006. The provisions of H.R. 7327 are estimated to reduce Company contributions to our U.S. pension plans for 2009-2013 by approximately $68 million cumulatively. Congress is considering making further changes to the pension rules due to the impact of the financial markets and the economic slowdown on companies who sponsor defined benefit plans. However, there can be no assurance as to whether Congress will make any such further changes or, if made, the impact any such further changes will have on us. Additional information regarding our defined benefit plan obligations appears in the Note to the Consolidated Financial Statements No. 14, Pension, Other Postretirement Benefit and Savings Plans.

DESCRIPTION OF GOODYEAR’S BUSINESS

General Segment Information

During the first quarter of 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire (“EMEA”), by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units. Prior year amounts have been restated to conform to this change. For the year ended December 31, 2008, we operated our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire. As a

result of our sale of substantially all of our Engineered Products business on July 31, 2007, we have reported results of that segment as discontinued operations for 2007 and prior periods.

Financial Information About Our Segments

Financial information related to our operating segments for the three year period ended December 31, 2008 appears in the Note to the Consolidated Financial Statements No. 17, Business Segments.

General Information Regarding Our Segments

Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and market numerous lines of rubber tires for:

•	automobiles
•	trucks
•	buses
•	aviation
•	motorcycles
•	farm implements
•	earthmoving and mining equipment
•	industrial equipment, and
•	various other applications.

In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We manufacture and sell tires under the Goodyear, Dunlop, Kelly, Fulda, Debica and Sava brands and various other Goodyear owned “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•	retread truck, aviation and off-the-road, or OTR, tires,
•	manufacture and sell tread rubber and other tire retreading materials,
•	provide automotive repair services and miscellaneous other products and services, and
•	manufacture and sell flaps for truck tires and other types of tires.

Our principal products are new tires for most applications. Approximately 87.1% of our sales in 2008 were for new tires, which is consistent with 88.6% in both 2007 and 2006. The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2008	2007	2006

North American Tire	85.8%	87.1%	87.4%
Europe, Middle East and Africa Tire	88.1	91.5	91.0
Latin American Tire	92.3	90.4	91.6
Asia Pacific Tire	81.9	80.5	81.0

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

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2008	2007	2006

North American Tire	71.1	81.3	90.9
Europe, Middle East and Africa Tire	73.6	79.6	83.5
Latin American Tire	20.0	21.8	21.2
Asia Pacific Tire	19.8	19.0	19.4

Goodyear worldwide tire units	184.5	201.7	215.0

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2008	2007	2006

Replacement tire units	134.1	141.9	152.0
OE tire units	50.4	59.8	63.0

Goodyear worldwide tire units	184.5	201.7	215.0

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers.

We compete with other tire manufacturers on the basis of product design, performance, price, reputation, warranty terms, customer service and consumer convenience. Goodyear and Dunlop brand tires enjoy a high recognition factor and have a reputation for performance and quality. The Kelly, Debica and Sava brands and various other house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.

We do not consider our tire businesses to be seasonal to any significant degree.

Global Alliance

In 1999, we entered into a global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”). Under the global alliance agreements, we acquired 75%, and SRI acquired 25%, of Goodyear Dunlop Tires Europe B.V., a Netherlands holding company (“GDTE”). Concurrently, the holding company acquired substantially all of SRI’s tire businesses in Europe and most of our tire businesses in Europe. We also acquired 75%, and SRI acquired 25%, of Goodyear Dunlop Tires North America, Ltd. (“GDTNA”), a holding company that purchased SRI’s tire manufacturing operations in North America and certain of its related tire sales and distribution operations. The global alliance involved other transactions, including our acquisition of 100% of the balance of SRI’s Dunlop Tire replacement distribution and sales operations in North America. In Japan, we own 25%, and SRI owns 75%, of two companies, one for the sale of Goodyear-brand passenger and truck tires for replacement in Japan and the other for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan. We also own 51%, and SRI owns 49%, of a company that coordinates and disseminates both commercialized tire technology and non-commercialized technology among Goodyear and SRI, the joint ventures and their respective affiliates, and we own 80%, and SRI owns 20%, of a global purchasing company. The global alliance agreements also provided for the investment by Goodyear and SRI in the common stock of the other.

SRI has the right to require us to purchase its ownership interests in GDTE and GDTNA if there is a change in control of Goodyear, a bankruptcy of Goodyear or a breach, subject to notice and the opportunity to cure, of the global alliance agreements by Goodyear that has a material adverse effect on the rights of SRI or its affiliates under the global alliance agreements, taken as a whole. In addition, beginning in September 2009, SRI has exit rights upon the occurrence, either prospectively or at any time during the preceding ten years, of the following events:

•	the adoption or material revision of a business plan for GDTE or GDTNA if SRI disagrees with the adoption or revision;
•	certain acquisitions, investments or dispositions exceeding 10% but less than 20% of the fair market value of GDTE or GDTNA or the acquisition by GDTE or GDTNA of all or a material portion of another tire manufacturer or tire distributor;
•	if SRI decides not to subscribe to its pro rata share of any permitted new issue of non-voting equity capital authorized pursuant to the provisions of the shareholders agreement relating to GDTE or GDTNA;
•	if GDTE, GDTNA or Goodyear takes an action which, in the reasonable opinion of SRI, has, or is likely to have, a continuing material adverse effect on the tire business relating to the Dunlop brand; or
•	if at any time SRI’s ownership of the shares of GDTE or GDTNA is less than 10% of the equity capital of that joint venture company.

SRI must give written notice to Goodyear of its intention to exercise its exit rights no later than three months from the date such exit rights became exercisable, except that notice of SRI’s intention to exercise its exit rights upon the occurrence of the event described in the last bullet point above may be given as long as SRI’s share ownership is less than 10%. As of the date of this filing, SRI has not provided us notice of any accrued exit rights that would become exercisable in September 2009.

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

North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving and mining equipment, commercial and military aviation and industrial equipment, and for various other applications.

Goodyear brand radial passenger tire lines sold in the United States and Canada include Assurance, including Assurance featuring ComforTred Technology and TripleTred Technology for the premium market; Eagle, including Eagle featuring ResponsEdge Technology for the high performance market, and Run on Flat extended mobility technology (“ROF” or “EMT”) tires. The major lines of Goodyear brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler and Fortera, including Fortera featuring TripleTred Technology and SilentArmor Technology. Goodyear also offers Dunlop brand radial passenger tire lines including Signature and SP Sport performance tires, and Dunlop brand radials for light trucks such as the Rover and Grandtrek lines. Additionally, North American Tire also manufactures and sells several lines of Kelly, Republic, Remington and Fierce brands, as well as house and private brand radial passenger and light truck tires in the United States and Canada.

North American Tire manufactures all steel radial medium truck tires in the Goodyear, Dunlop and Kelly brands for sale to customers for use on commercial trucks and trailers. North American Tire has recently added new technology product lines — Fuel Max, Duraseal and Armor Max — to the Goodyear brand.

North American Tire also:

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,
•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•	provides automotive maintenance and repair services at approximately 720 retail outlets primarily under the Goodyear or Just Tires name,
•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from 178 Wingfoot Commercial Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•	sells chemical products to Goodyear’s other business segments and to unaffiliated customers, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by North American Tire during the periods indicated were:

NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2008	2007	2006

Replacement tire units	51.4	55.7	61.6
OE tire units	19.7	25.6	29.3

Total tire units	71.1	81.3	90.9

North American Tire is a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks and aircraft that have production facilities located in North America.

North American Tire’s primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Cooper and several Asian manufacturers.

Goodyear, Dunlop and Kelly brand tires are sold in the United States and Canada through several channels of distribution. The principal channel for Goodyear brand tires is a large network of independent dealers. Goodyear, Dunlop and Kelly brand tires are also sold to numerous national and regional retail marketing firms in the United States. Several lines of house brand tires and private label brand tires are sold to independent dealers, national and regional wholesale marketing organizations and various other retail marketers.

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

Europe, Middle East And Africa Tire

Europe, Middle East and Africa Tire, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment throughout Europe, the Middle East and Africa, exports tires to other regions of the world and provides miscellaneous other products and services. EMEA manufactures tires in 16 plants in England, France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey. Substantially all of the operations and assets in Western Europe are owned and operated by Goodyear Dunlop Tires Europe B.V., which is 75% owned by Goodyear and 25% owned by SRI. EMEA:

•	manufactures and sells Goodyear, Debica, Sava, Dunlop and Fulda brands and other house brand passenger, truck, motorcycle, farm and OTR tires,
•	sells new aviation tires, and manufactures and sells retreaded aviation tires,
•	exports tires for sale in North America and other regions of the world,
•	provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,
•	offers automotive repair services at retail outlets, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by EMEA during the periods indicated were:

EUROPE, MIDDLE EAST AND AFRICA TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2008	2007	2006

Replacement tire units	55.9	58.8	62.4
OE tire units	17.7	20.8	21.1

Total tire units	73.6	79.6	83.5

EMEA is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Europe, the Middle East and Africa.

EMEA’s main competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.

Goodyear and Dunlop brand tires are sold in several replacement areas served by EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Fulda, Debica and Sava brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 280 are owned by Goodyear.

Latin American Tire

Our Latin American Tire segment manufactures and sells automobile, truck and farm tires throughout Central and South America and in Mexico, sells tires to various export markets, retreads and sells commercial truck, aviation and OTR tires, and provides other products and services. Latin American Tire manufactures tires in six facilities in Brazil, Chile, Colombia, Peru and Venezuela.

Latin American Tire manufactures and sells several lines of passenger, light and medium truck and farm tires. Latin American Tire also:

•	manufactures and sells pre-cured treads for truck tires,
•	retreads, and provides various materials and related services for retreading, truck and aviation tires,
•	manufactures other products, including OTR tires,
•	manufactures and sells new aviation tires, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by Latin American Tire during the periods indicated were:

LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2008	2007	2006

Replacement tire units	13.9	14.7	14.9
OE tire units	6.1	7.1	6.3

Total tire units	20.0	21.8	21.2

Latin American Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in the region. Goodyear brand tires are sold for replacement primarily through independent dealers. Significant competitors include Pirelli, Bridgestone, Michelin and Continental.

Asia Pacific Tire

Our Asia Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, farm, construction and mining equipment and the aviation industry throughout the Asia Pacific region. Asia Pacific Tire manufactures tires in nine plants in China, India, Indonesia, Japan, Malaysia, Philippines, Taiwan and Thailand. In December 2008, we closed our last manufacturing facility in Australia. Asia Pacific Tire also:

•	retreads truck and aviation tires,
•	manufactures tread rubber and other tire retreading materials for truck and aviation tires,
•	provides automotive maintenance and repair services at retail outlets, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and OE customers served by Asia Pacific Tire during the periods indicated were:

ASIA PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2008	2007	2006

Replacement tire units	12.9	12.7	13.1
OE tire units	6.9	6.3	6.3

Total tire units	19.8	19.0	19.4

Asia Pacific Tire has a significant share of each of the areas it serves. Its major competitors are Bridgestone and Michelin along with many other global brands present in different areas, including Continental, Dunlop, Yokohama, Pirelli, and a large number of regional and local tire producers.

Asia Pacific Tire sells primarily Goodyear branded tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires are sold in smaller quantities such as Kelly, Fulda and Sava. Tires are sold through a network of licensed or franchised stores and multi-brand retailers through a network of wholesale dealers. In Australia and New Zealand, we also operate a network of approximately 420 retail stores under the Beaurepaires and Frank Allen brands.

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

Significant quantities of steel cord are used for radial tires, a portion of which we produce. Other important raw materials we use are carbon black, fabrics and petrochemical-based commodities. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials we will require during 2009, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

In 2008, raw material costs increased by approximately 13% in our tire businesses compared to 2007, primarily driven by an increase in the cost of natural and synthetic rubber. Based on our current projections, we expect raw material costs for the first half of 2009 to increase about 15% to 18% when compared to the same period of 2008. Raw material costs will peak in the first quarter while increasing in the second quarter more modestly. The second half of the year should reflect decreasing raw material costs. However, natural rubber prices and petrochemical-based commodities were at historically high levels during much of 2008 and have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.

Patents and Trademarks

We own approximately 2,470 product, process and equipment patents issued by the United States Patent Office and approximately 4,370 patents issued or granted in other countries around the world. We also have licenses under numerous patents of others. We have approximately 600 applications for United States patents pending and approximately 2,590 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own, control or use approximately 1,700 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 10,600 registrations and 840 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

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

Research and Development

Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2008	2007	2006

Research and development expenditures	$366	$372	$342

Employees

At December 31, 2008, we employed approximately 74,700 full-time and temporary people throughout the world, including approximately 27,800 persons in the United States. At December 31, 2007, we employed approximately 78,400 full-time and temporary people throughout the world. Approximately 11,000 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers (“USW”), which expires in July 2009. Approximately 20,700 of our employees outside of the United States are covered by union contracts expiring in 2009 primarily in Germany, France, Luxembourg and Brazil. In addition, approximately 1,100 of our employees in the United States were covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.

Compliance with Environmental Regulations

We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects will be approximately $18 million during 2009 and approximately $50 million during 2010.

We expended approximately $60 million during 2008, and expect to expend approximately the same amount during both 2009 and 2010 to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.

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

INFORMATION ABOUT INTERNATIONAL OPERATIONS

We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 25 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2008 appears in the Note to the Consolidated Financial Statements No. 17, Business Segments, and is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive and certain other officers of the Company at February 18, 2009, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Robert J. Keegan	Chairman of the Board, Chief Executive Officer and President	61
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

Richard J. Kramer	President, North American Tire	45
Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance. On April 10, 2000, Mr. Kramer was elected Vice President - Corporate Finance, serving in that capacity as the Company’s principal accounting officer until August 6, 2002, when he was elected Vice President, Finance - North American Tire. Effective August 28, 2003, he was appointed and, on October 7, 2003, he was elected Senior Vice President, Strategic Planning and Restructuring. He was elected Executive Vice President and Chief Financial Officer on June 1, 2004. Mr. Kramer was elected President, North American Tire on March 14, 2007 and continued to serve as Chief Financial Officer until August 7, 2007. Mr. Kramer is the executive officer responsible for Goodyear’s tire operations in North America. Prior to joining Goodyear, Mr. Kramer was with PricewaterhouseCoopers LLP for 13 years, including two years as a partner.

Arthur de Bok	President, Europe, Middle East and Africa Tire	46
After joining Goodyear on December 31, 2001, Mr. de Bok served in various managerial positions in Goodyear’s European operations. Mr. de Bok was appointed President, European Union Tire on September 16, 2005, and was elected to that position on October 4, 2005. Effective February 1, 2008, Mr. de Bok became President, Europe, Middle East and Africa Tire, the new operating segment created by the combination of Goodyear’s European Union and Eastern Europe business units. Mr. de Bok is the executive officer responsible for Goodyear’s tire operations in Europe, the Middle East and Africa. Prior to joining Goodyear, Mr. de Bok served in various marketing and managerial posts for The Procter & Gamble Company from 1989 to 2001.

Eduardo A. Fortunato	President, Latin American Tire	55
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

Pierre Cohade	President, Asia Pacific Tire	47
Mr. Cohade joined Goodyear in October 2004 and was elected President, Asia Pacific Tire on October 5, 2004. Mr. Cohade is the executive officer responsible for Goodyear’s tire operations in Asia, Australia and the Western Pacific. Prior to joining Goodyear, Mr. Cohade served in various finance and managerial posts with the Eastman Kodak Company from 1985 to 2001, including chairman of Eastman Kodak’s Europe, Africa, Middle East and Russian Region from 2001 to 2003. From February 2003 to April 2004, Mr. Cohade served as the Executive Vice President of Groupe Danone’s beverage division.

Darren R. Wells	Executive Vice President and Chief Financial Officer	43
Mr. Wells joined Goodyear on August 1, 2002 and was elected Vice President and Treasurer on August 6, 2002. Mr. Wells was named Senior Vice President, Business Development and Treasurer on May 11, 2005, was named Senior Vice President, Finance and Strategy on March 14, 2007, and was named Executive Vice President and Chief Financial Officer on October 17, 2008. Mr. Wells is Goodyear’s principal financial officer. Prior to joining Goodyear, Mr. Wells served in various financial posts with Ford Motor Company units from 1989 to 2000 and was the Assistant Treasurer of Visteon Corporation from 2000 to July 2002.

Name	Position(s) Held	Age

Damon J. Audia	Senior Vice President, Finance and Treasurer	38
Mr. Audia joined Goodyear in December 2004 as Assistant Treasurer, Capital Markets and was elected Vice President and Treasurer effective on March 14, 2007. On December 9, 2008, Mr. Audia was elected Senior Vice President, Finance and Treasurer. Mr. Audia is the executive officer responsible for Goodyear’s treasury, risk management, investor relations and tax functions. Prior to joining Goodyear, Mr. Audia served in various treasury and financial management positions with Delphi Corporation from 1998 to December 2004.

Christopher W. Clark	Senior Vice President, Global Sourcing	57
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

C. Thomas Harvie	Senior Vice President, General Counsel and Secretary	65
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

Jean-Claude Kihn	Senior Vice President and Chief Technical Officer	49
Mr. Kihn served in various managerial and technical posts, most recently as General Director of Goodyear’s Technical Center in Akron, Ohio, prior to his election as Senior Vice President and Chief Technical Officer effective on January 1, 2008. Mr. Kihn is the executive officer responsible for Goodyear’s research and tire technology development, engineering and product quality worldwide. He has been a Goodyear employee since 1988.

Joseph B. Ruocco	Senior Vice President, Human Resources	49
Mr. Ruocco was appointed Senior Vice President, Human Resources on August 1, 2008, and was elected to that position on August 5, 2008. Mr. Ruocco is the executive officer responsible for Goodyear’s human resources activities worldwide. Prior to joining Goodyear, Mr. Ruocco served in human resources positions of increasing responsibility at General Electric for 23 years, including as Vice President, Human Resources, GE Industrial Systems from December 2002 to December 2003, Vice President, Human Resources, GE Consumer and Industrial from December 2003 to December 2006, and Vice President, Human Resources, GE Industrial from December 2006 to July 2008.

Charles L. Sinclair	Senior Vice President, Global Communications	57
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

Thomas A. Connell	Vice President and Controller, and Chief Information Officer	60
Mr. Connell joined Goodyear on September 1, 2003 and served as Vice President and Controller until February 2008. Mr. Connell was elected Vice President and Chief Information Officer effective on March 1, 2008 and was elected Vice President and Controller on December 9, 2008. Mr. Connell is Goodyear’s principal accounting officer and is the executive officer responsible for Goodyear’s information technology function. Prior to joining Goodyear, Mr. Connell served in various financial positions with TRW Inc. from 1979 to June 2003, most recently as its Vice President and Corporate Controller.

Name	Position(s) Held	Age

Isabel H. Jasinowski	Vice President, Government Relations	60
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Government Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. She has been a Goodyear employee since 1981.

Steve McClellan	President, Consumer Tires, North American Tire	43
Mr. McClellan served in various finance and retail management positions with Goodyear until he was named President of Wingfoot Commercial Tire Systems in December 2001. He was appointed Vice President, Goodyear Commercial Tire Systems in September 2003 and was appointed President, Consumer Tires, North American Tire on August 1, 2008 and was elected to that position on October 7, 2008. Mr. McClellan is the executive officer responsible for the business activities of Goodyear’s consumer tire business in North America. He has been a Goodyear employee since 1987.

Richard J. Noechel	Vice President, Finance, North American Tire	40
Mr. Noechel joined Goodyear in October 2004 as Assistant Controller. He was Chief Financial Officer of Goodyear’s South Pacific Tyre subsidiary in Australia from April 2006 to February 2008 and was Vice President and Controller from March 1, 2008 until his election as Vice President, Finance, North American Tire on December 9, 2008. Mr. Noechel is the executive officer responsible for the finance activities of Goodyear’s tire operations in North America. Prior to joining Goodyear, Mr. Noechel was Vice President and Controller for Kmart Corporation from 2001 to 2004.

Mark Purtilar	Vice President and Chief Procurement Officer	48
Mr. Purtilar was elected Vice President and Chief Procurement Officer effective September 17, 2007. He is the executive officer primarily responsible for Goodyear’s global procurement activities. Prior to joining Goodyear, Mr. Purtilar held various positions at ArvinMeritor, a global supplier of automotive parts, from 1994 until 2002, he was chief executive officer of Auto Body Panels Inc., a supplier of automotive parts, from 2002 until 2004, and rejoined ArvinMeritor in 2004 as vice president of global procurement for commercial vehicle systems.

Michel Rzonzef	President, Eastern Europe, Middle East and Africa Countries, Europe, Middle East and Africa Tire	45
Mr. Rzonzef served in various managerial, sales and marketing, and engineering posts until December 1, 2002 when he was appointed Vice President, Sales and Marketing for our former Eastern Europe, Middle East and Africa Tire strategic business unit. Effective February 1, 2008, Mr. Rzonzef was appointed President, Eastern Europe, Middle East and Africa Countries within our newly formed Europe, Middle East and Africa Tire strategic business unit. He has been a Goodyear employee since 1988.

Laura Thompson	Vice President, Business Development	44
Ms. Thompson served in various finance and accounting management positions with Goodyear until she was appointed Vice President, Business Development on June 1, 2005. Ms. Thompson was elected to that position on April 8, 2008. Ms. Thompson is the officer responsible for Goodyear’s acquisition, divestiture and partnership activities. She has been a Goodyear employee since 1983.

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

You should carefully consider the risks described below and other information contained in this Annual Report on Form 10-K when considering an investment decision with respect to our securities. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. Any of the events discussed in the risk factors below may occur. If they do, our business, results of operations, financial condition or liquidity could be materially adversely affected. In such an instance, the trading price of our securities could decline, and you might lose all or part of your investment.

If we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results, financial condition and liquidity may be materially adversely affected.

Our business continues to be impacted by trends that have negatively affected the tire industry in general, including industry overcapacity, which limits our ability to obtain price relief, recessionary economic conditions in many parts of the world, volatile and high raw material and energy costs, severe weakness in the North American auto industry, weakness in the demand for replacement tires in the U.S. and Europe, and increased competition from low-cost manufacturers. Reduced consumer confidence and spending, increases in fuel prices and other factors have caused consumers to delay the purchase of new tires, purchase fewer automobiles or drive fewer miles, resulting in a significant reduction in demand for replacement and original equipment tires. Unlike most other tire manufacturers, we also face the continuing burden of legacy pension and postretirement benefit costs.

In order to offset the impact of these trends, we continue to implement various cost reduction initiatives and expect to achieve $2.5 billion in aggregate gross cost savings from 2006 through 2009 compared with 2005 through our four-point cost savings plan, which includes expected savings from continuous improvement initiatives, increased low-cost country sourcing, high-cost capacity reductions and reduced selling, administrative and general expenses.

In response to the unprecedented deterioration in U.S. and global economic conditions, we have announced a number of additional cost reduction and other actions intended to impact both our near-term performance and long-term structure. These actions are discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Our performance is also dependent on our ability to continue to improve the proportion, or mix, of higher margin tires we sell. In order to continue this improvement, we must be successful in marketing and selling products that offer higher margins such as the Assurance, Eagle and Fortera lines of tires and in developing additional higher margin tires that achieve broad market acceptance in North America and elsewhere. Shifts in consumer demand away from higher margin tires could materially adversely affect our business.

We cannot assure you that our cost reduction and other initiatives will be successful. If not, we may not be able to achieve or sustain future profitability, which would impair our ability to meet our debt and other obligations and would otherwise negatively affect our financial condition, results of operations and liquidity.

Our long term ability to meet our obligations and to repay maturing indebtedness may be dependent on our ability to access capital markets in the future and to improve our operating results.

The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties, access to capital markets and asset sales. We may need to undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional debt or equity.

Our access to the capital markets cannot be assured and is dependent on, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us, or to honor future draws on our existing lines of credit, and the degree of success we have in implementing our cost reduction plans and improving the results of our North American Tire segment. Future liquidity requirements, or our inability to access cash deposits or make draws on our lines of credit, also may make it necessary for us to incur additional debt. A substantial portion of our assets is subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness.

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

New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries. Our ability to compete successfully will depend, in significant part, on our ability to reduce costs by such means as reduction of excess capacity, leveraging global purchasing, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If we are unable to compete successfully, our market share may decline, materially adversely affecting our results of operations and financial condition.

Our pension plans are significantly underfunded and, in the future, the underfunding levels of our pension plans and our pension expenses could materially increase.

Many of our U.S. and our non-U.S. employees participate in defined benefit pension plans, although effective December 31, 2008 we froze our U.S. salaried pension plans. We have experienced periods of declines in interest rates and pension asset values. As a result, our pension plans are significantly underfunded. Further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans and affect the level and timing of required contributions in 2010 and beyond. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $2,129 million and $619 million, respectively, at December 31, 2008, and we currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $200 million to $225 million in 2009, and $375 million to $425 million in 2010. The current underfunded status of our pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase our required contributions and pension expenses, which could impair our ability to achieve or sustain future profitability.

Higher raw material and energy costs may materially adversely affect our operating results and financial condition.

Raw material costs increased significantly over the past few years driven by increases in prices of petrochemical-based commodities and natural rubber. Market conditions may prevent us from passing these increased costs on to our customers through timely price increases. Additionally, higher raw material costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results. The volatility of raw material costs may cause our margins and operating results to fluctuate.

Work stoppages, financial difficulties, supply disruptions or economic conditions affecting our major OE customers, dealers or suppliers could harm our business.

The recent unprecedented deterioration in the U.S. and global credit markets, the financial services industry and overall general economic conditions has negatively impacted our operations in several ways. For instance, market turmoil and tightening of credit, as well as the recent and dramatic decline in the housing market in the U.S. and Western Europe and in the stock market, has led to a lack of consumer confidence and widespread reduction of business activity generally and specifically to a rapid decline in vehicle purchases from our OE customers, which reduces our net sales. In 2008, our OE customers, particularly in the U.S., experienced significant difficulty due to high fuel costs and rapidly deteriorating economic conditions.

Although sales to our OE customers account for less than 20% of our net sales, demand for our products by OE customers and production levels at our facilities are directly related to automotive vehicle production. In addition to the economic conditions described in the preceding paragraph, automotive production can be affected by labor relations issues, financial difficulties or supply disruptions. Our OE customers could experience production disruptions resulting from their own or supplier labor, financial or supply difficulties. Such events may cause an OE customer to reduce or suspend vehicle production. As a result, an OE customer could halt or significantly reduce purchases of our products, which would harm our results of operations, financial condition and liquidity.

In addition, the bankruptcy, restructuring or consolidation of one or more of our major OE customers, dealers or suppliers could result in the write-off of accounts receivable, a reduction in purchases of our products or a supply disruption to our facilities, which could negatively affect our results of operations, financial condition and liquidity.

Pricing pressures from vehicle manufacturers may materially adversely affect our business.

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

If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business, financial position, results of operations and liquidity could be materially adversely affected.

We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, our master collective bargaining agreement with the USW covers approximately 11,000 employees in the United States at December 31, 2008 and expires in July 2009. Approximately 21,000 of our employees outside of the United States are covered by union contracts expiring in 2009 primarily in Germany, France, Luxembourg and Brazil. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.

We have a substantial amount of debt. As of December 31, 2008, our debt (including capital leases) on a consolidated basis was approximately $5.0 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;
•	impair our ability to obtain financing in the future for working capital, capital expenditures, research and development, acquisitions or general corporate requirements;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to use operating cash flow in other areas of our business because we would need to dedicate a substantial portion of these funds for payments on our indebtedness;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors.

The agreements governing our debt, including our credit agreements, limit, but do not prohibit, us from incurring additional debt and we may incur a significant amount of additional debt in the future, including additional secured debt. If new debt is added to our current debt levels, our ability to satisfy our debt obligations may become more limited.

Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our cost reduction initiatives and other strategies, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, including required pension contributions, we may be forced to reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We cannot assure you that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.

Any failure to be in compliance with any material provision or covenant of our debt instruments, or a material reduction in the borrowing base under our revolving credit facility, could have a material adverse effect on our liquidity and operations.

The indentures and other agreements governing our secured credit facilities, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

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

Availability under our first lien revolving credit facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under that facility may decrease below its stated amount. In addition, if at any time the amount of outstanding borrowings and letters of credit under that facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

Our ability to comply with these covenants or to maintain our borrowing base may be affected by events beyond our control, including deteriorating economic conditions, and these events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2008, we had approximately $3.4 billion of variable rate debt outstanding.

We have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales.

We operate with significant operating and financial leverage. Significant portions of our manufacturing, selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of our interest expense is fixed. There can be no assurance that we would be able to reduce our fixed costs proportionately in response to a decline in our net sales and therefore our competitiveness could be significantly impacted. As a result, a decline in our net sales would result in a higher percentage decline in our income from operations and net income.

We may incur significant costs in connection with asbestos claims.

We are among many defendants named in legal proceedings involving claims of individuals relating to alleged exposure to asbestos. At December 31, 2008, approximately 99,000 claims were pending against us alleging various asbestos-related personal injuries purported to have resulted from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past or to asbestos in certain of our facilities. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

We may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity.

We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. In that case, we may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $800 million in letters of credit under our $1.5 billion U.S. senior secured first lien credit facility. As of December 31, 2008, we had $497 million in letters of credit issued and $303 million of remaining availability under this facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more expensive and restrictive. Further, under standard terms in the surety market, sureties issue or continue bonds on a case-by-case basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing or renewing any bonds. If surety providers were to limit or eliminate our access to bonding, we would need to post other forms of collateral, such as letters of credit or cash. As described above, we may be unable to secure sufficient letters of credit under our credit facilities.

If we were subject to a significant adverse judgment or experienced an interruption or reduction in the availability of bonding capacity, we may be required to provide letters of credit or post cash collateral, which may have a material adverse effect on our liquidity.

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

The financial position and results of operations of our international subsidiaries are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, the appreciation of the U.S. dollar against these foreign currencies has a negative impact on our reported sales and operating margin (and conversely, the depreciation of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2008, we estimate that foreign currency translation favorably impacted sales and segment operating income by approximately $383 million and $55 million, respectively, compared to the year ended December 31, 2007. The volatility of currency exchange rates may materially adversely affect our operating results.

The terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances.

In 1999, we entered into a global alliance with SRI. Under the global alliance agreements between us and SRI, beginning in September 2009, SRI has the right to require us to purchase from SRI its ownership interests in the European and North American joint ventures if certain triggering events have occurred. In addition, the occurrence of certain other events enumerated in the global alliance agreements, including certain bankruptcy events, changes in control of Goodyear or breaches of the global alliance agreements, could provide SRI with the right to require us to repurchase these interests immediately. The global alliance agreements provide that the payment amount would be based on the fair value of SRI’s 25% minority shareholder’s interest in each of the European and North American joint ventures and the book value of net assets of the Japanese joint ventures. The payment amount would be determined through a negotiation process where, if no mutually agreed amount was determined, a binding arbitration process would determine that amount. While we have not done any current valuation of these businesses, any payment required to be made to SRI pursuant to an exit under the terms of the global alliance agreements could be substantial. We cannot assure you that our operating performance, cash flow and capital resources would be sufficient to make such a payment or, if we were able to make the payment, that there would be sufficient funds remaining to satisfy our other obligations. The withdrawal of SRI from the global alliance could also have other adverse effects on our business, including the loss of technology and purchasing synergies.

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

We manufacture our products in 61 manufacturing facilities located around the world. There are 19 plants in the United States and 42 plants in 24 other countries.

North American Tire Manufacturing Facilities.  North American Tire owns (or leases with the right to purchase at a nominal price) and operates 22 manufacturing facilities in the United States and Canada.

•	10 tire plants (8 in the United States and 2 in Canada),
•	1 steel tire wire cord plant,
•	4 chemical plants,
•	1 tire mold plant,
•	3 tire retread plants,
•	2 aviation retread plants, and
•	1 mix plant in Canada.

These facilities have floor space aggregating approximately 24.0 million square feet.

Europe, Middle East And Africa Tire Manufacturing Facilities.  Europe, Middle East and Africa Tire owns and operates 20 manufacturing facilities in 9 countries, including:

•	16 tire plants,
•	1 steel tire wire cord plant,

•	1 tire mold and tire manufacturing machines facility,
•	1 aviation retread plant, and
•	1 mix plant.

These facilities have floor space aggregating approximately 20.8 million square feet.

Latin American Tire Manufacturing Facilities.  Latin American Tire owns and operates 8 manufacturing facilities in 5 countries, including 6 tire plants, 1 tire retread plant, and 1 aviation retread plant. These facilities have floor space aggregating approximately 5.5 million square feet.

Asia Pacific Tire Manufacturing Facilities.  Asia Pacific Tire owns and operates 9 tire plants and 2 aviation retread plants in 9 countries. These facilities have floor space aggregating approximately 5.5 million square feet.

Plant Utilization.  Our worldwide tire capacity utilization rate was approximately 78% during 2008 compared to approximately 86% in 2007 and 82% in 2006. Our 2008 utilization decreased due to the production cuts made during the year. We reduced production schedules by approximately 30 million units globally, including 15 million and 10 million units in North American Tire and EMEA, respectively, in 2008. Our 2007 utilization increased due to the recovery from the 2006 USW strike.

Other Facilities.  We also own and operate three research and development facilities and technical centers, and three tire proving grounds. We also operate approximately 1,600 retail outlets for the sale of our tires to consumer and commercial customers, approximately 60 tire retreading facilities and approximately 170 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 9, Property, Plant and Equipment and No. 10, Leased Assets.

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

Since the approval of the amended settlement by the Galanti court in October 2004 through the end of 2008, we have made an aggregate of $150 million of cash contributions to a settlement fund. In addition to these payments, we contributed approximately $174 million received from insurance proceeds to the settlement fund. We are not required to make additional contributions to the settlement fund under the terms of the settlement agreement, nor will we receive any additional insurance proceeds for Entran II related matters. Additionally, we do not expect there will be any trust assets remaining in the settlement fund after payments are made to claimants. Therefore, we have derecognized $175 million of the liability and the related amount of restricted cash from our Consolidated Balance Sheet as of December 31, 2008.

Asbestos Litigation

We are currently one of several defendants in civil actions pending in various state and federal courts involving approximately 99,000 claimants (as of December 31, 2008) relating to their alleged exposure to materials containing asbestos in products manufactured by us or asbestos materials at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $20 million during 2008. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

Engineered Products Antitrust Investigation

In December 2008, the Antitrust Division of the United States Department of Justice notified us that a grand jury investigation concerning the closure of a portion of our former Bowmanville, Ontario conveyor belting plant has been terminated.

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

No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2008.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for our common stock is the New York Stock Exchange (Stock Exchange Symbol: GT).

Information relating to the high and low sale prices of shares of our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 120, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. We have not declared any cash dividends in the three most recent fiscal years. At December 31, 2008, there were 21,770 record holders of the 241,289,921 shares of our common stock then outstanding.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2008. These shares, if any, are delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
10/1/08-10/31/08	—	$—	—	—
11/1/08-11/30/08	—	—	—	—
12/1/08-12/31/08	—	—	—	—
Total	—	$—	—	—

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards at December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

			Number of Shares
			Remaining Available for
	Number of Shares to be	Weighted Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	13,961,150	$21.08	9,880,276	(1)
Equity compensation plans not approved by shareholders(2)(3)	877,780	$17.18	—

Total	14,838,930	$20.85	9,880,276

(1)	Under our equity-based compensation plans, up to a maximum of 2,759,057 performance shares in respect of performance periods ending on or subsequent to December 31, 2008, and 333,874 shares of time-vested restricted stock have been awarded. In addition, up to 116,615 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

(2)	Our Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations provided for the issuance of up to 3,500,000 shares of common stock upon the exercise of stock options granted to employees represented by the United Steelworkers of America at various manufacturing plants. No eligible employee received an option to purchase more than 200 shares of common stock. Options were granted on December 4, 2000 and September 3, 2001 to 19,983 eligible employees. Each option has a term of ten years and is subject to certain vesting requirements over two or three year periods. The options granted on December 4, 2000 have an exercise price of $17.68 per share. The options granted on September 3, 2001 have an exercise price of $25.03 per share. No additional options may be granted under this Plan, which expired September 30, 2001, except with respect to options then outstanding.

(3)	Our Hourly and Salaried Employees Stock Option Plan provided for the issuance of up to 600,000 shares of common stock pursuant to stock options granted to selected hourly and non-executive salaried employees of Goodyear and its subsidiaries. Options in respect of 117,610 shares of common stock were granted on December 4, 2000, each having an exercise price of $17.68 per share and options in respect of 294,690 shares of common stock were granted on September 30, 2002, each having an exercise price of $8.82 per share. Each option granted has a ten-year term and is subject to certain vesting requirements. This Plan expired on December 31, 2002, except with respect to options then outstanding.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2008(2)	2007(3)	2006(4)	2005(5)	2004(6)

Net Sales	$19,488	$19,644	$18,751	$18,098	$16,885
Income (Loss) from Continuing Operations	$(77)	$139	$(373)	$124	$14
Discontinued Operations	—	463	43	115	101

Income (Loss) before Cumulative Effect of Accounting Change	(77)	602	(330)	239	115
Cumulative Effect of Accounting Change	—	—	—	(11)	—

Net Income (Loss)	$(77)	$602	$(330)	$228	$115

Net Income (Loss) Per Share — Basic:
Income (Loss) from Continuing Operations	$(0.32)	$0.70	$(2.11)	$0.70	$0.08
Discontinued Operations	—	2.30	0.25	0.66	0.57

Income (Loss) before Cumulative Effect of Accounting Change	(0.32)	3.00	(1.86)	1.36	0.65
Cumulative Effect of Accounting Change	—	—	—	(0.06)	—

Net Income (Loss) Per Share — Basic	$(0.32)	$3.00	$(1.86)	$1.30	$0.65

Net Income (Loss) Per Share — Diluted:
Income (Loss) from Continuing Operations	$(0.32)	$0.65	$(2.11)	$0.66	$0.08
Discontinued Operations	—	2.00	0.25	0.55	0.57

Income (Loss) before Cumulative Effect of Accounting Change	(0.32)	2.65	(1.86)	1.21	0.65
Cumulative Effect of Accounting Change	—	—	—	(0.05)	—

Net Income (Loss) Per Share — Diluted	$(0.32)	$2.65	$(1.86)	$1.16	$0.65

Total Assets	$15,226	$17,191	$17,029	$15,598	$16,082
Long Term Debt and Capital Leases Due Within One Year	582	171	405	448	1,010
Long Term Debt and Capital Leases	4,132	4,329	6,562	4,741	4,442
Shareholders’ Equity (Deficit)	1,022	2,850	(758)	73	74
Dividends Per Share	—	—	—	—	—

(1)	Refer to “Principles of Consolidation” and “Recently Issued Accounting Pronouncements” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)	Net loss in 2008 included net after-tax charges of $311 million, or $1.29 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; costs related to the redemption of long-term debt; write-offs of deferred debt issuance costs associated with refinancing and redemption activities; general and product liability — discontinued products; VEBA-related charges; charges related to Hurricanes Ike and Gustav; losses from the liquidation of our subsidiary in Jamaica; charges related to the exit of our Moroccan business; and the valuation allowance on our investment in The Reserve Primary Fund. Net loss in 2008 also included after-tax benefits of $68 million, or $0.28 per share — diluted, from asset sales, settlements with suppliers and the benefit of certain tax adjustments.

(3)	Net income in 2007 included a net after-tax gain of $508 million, or $2.19 per share — diluted, related to the sale of our Engineered Products business. Net income in 2007 also included net after-tax charges of $332 million, or $1.43 per share — diluted, due to curtailment and settlement charges related to our pension plans; asset sales, including the assets of North American Tire’s tire and wheel assembly operation; costs related to the redemption and conversion of long-term debt; write-offs of deferred debt issuance costs associated with refinancing, redemption and conversion activities; rationalization charges, including accelerated depreciation and asset write-offs; and the impact of the USW strike. Of these amounts, discontinued operations in 2007 included net after-tax charges of $90 million, or $0.39 per share — diluted, due to curtailment and settlement charges related to pension plans, rationalization charges, and costs associated with the USW strike.

(4)	Net loss in 2006 included net after-tax charges of $804 million, or $4.54 per share — diluted, due to the impact of the USW strike, rationalization charges, accelerated depreciation and asset write-offs, and general and product liability — discontinued products. Net loss in 2006 included net after-tax benefits of $283 million, or $1.60 per share — diluted, from certain tax adjustments, settlements with raw material suppliers, asset sales and increased estimated useful lives of our tire mold equipment. Of these amounts, discontinued operations in 2006 included net after-tax charges of $56 million, or $0.32 per share — diluted due to the impact of the USW strike, rationalization charges, accelerated depreciation and asset write-offs, and net after-tax benefits of $16 million, or $0.09 per share — diluted, from settlements with raw material suppliers.

(5)	Net income in 2005 included net after-tax charges of $68 million, or $0.33 per share — diluted, due to reductions in production resulting from the impact of hurricanes, fire loss recovery, favorable settlements with certain chemical suppliers, rationalizations, receipt of insurance proceeds for an environmental insurance settlement, general and product liability — discontinued products, asset sales, write-off of debt fees, the cumulative effect of adopting FIN 47, and the impact of certain tax adjustments. Of these amounts, discontinued operations in 2005 included after-tax charges of $4 million, or $0.02 per share — diluted, for rationalizations.

(6)	Net income in 2004 included net after-tax charges of $154 million, or $0.87 per share — diluted, for rationalizations and related accelerated depreciation, general and product liability — discontinued products, insurance fire loss deductibles, external professional fees associated with an accounting investigation and asset sales. Net income in 2004 also included net after-tax benefits of $239 million, or $1.34 per share — diluted, from an environmental insurance settlement, net favorable tax adjustments and a favorable lawsuit settlement. Of these amounts, discontinued operations in 2004 included net after-tax charges of $28 million, or $0.16 per share — diluted, for rationalizations and related accelerated depreciation, and after-tax gains of $4 million, or $0.02 per share — diluted, from asset sales and a favorable lawsuit settlement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 61 manufacturing facilities in 25 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire.

During the first quarter of 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire, by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units and have aligned the external presentation of our results with the current management and operating structure. Prior year amounts have been restated to conform to this change.

As a result of the sale of substantially all of our Engineered Products business on July 31, 2007, we have reported the results of that segment as discontinued operations. Unless otherwise indicated, all disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

We experienced difficult industry conditions during 2008 as the global economic slowdown increased both in severity and geographic scope throughout the course of the year. These industry conditions were characterized by dramatically lower motor vehicle sales and production, weakness in the demand for replacement tires, a trend toward lower miles driven in the U.S. and recessionary economic conditions in many parts of the world. In addition, raw material costs were at historically high levels during much of 2008 and remain volatile. In spite of these extraordinary industry conditions, we had several key achievements during 2008:

•	global revenue per tire increased 8%, excluding foreign currency translation;

•	we reported record revenue in EMEA, Latin American Tire and Asia Pacific Tire, and record segment operating income in Latin American Tire and Asia Pacific Tire;

•	price and product mix improvements more than offset raw material cost increases of approximately 13%;

•	we completed the implementation of the VEBA; and

•	we continued to make significant progress against our four-point cost savings plan, as described below.

These achievements and the business model changes we have implemented over the last several years provide us a base from which we can address the challenging business environment that we are facing in 2009. We remain focused on top line growth, our cost structure and managing cash flow, and are pursuing several strategic initiatives in these areas, including:

•	raising our four-point cost savings plan target to $2.5 billion, by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs;

•	reducing manufacturing capacity by 15 million to 25 million units over the next two years;

•	reducing inventory levels by over $500 million in 2009;

•	adjusting planned capital expenditures to between $700 million and $800 million in 2009;

•	pursuing additional non-core asset sales;

•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally; and

•	engaging in active contingency planning.

Consolidated Results of Operations

For the year ended December 31, 2008, we had a net loss of $77 million compared to net income of $602 million in 2007. We recorded a loss from continuing operations in 2008 of $77 million compared to income from continuing operations of $139 million in 2007. In addition, our total segment operating income for 2008 was $804 million compared to $1,230 million in 2007. See “Results of Operations — Segment Information” for additional information.

Our 2008 results were impacted unfavorably by the recessionary economic conditions, particularly in the fourth quarter, resulting in lower sales that prompted us to reduce our global production. For the year we reduced global production capacity by 30 million units, of which 17 million units were reduced in the fourth quarter. As a result, we incurred significant under-absorbed fixed overhead costs in the fourth quarter. In addition, raw material costs increased 28% versus the same quarter a year ago.

Four-Point Cost Savings Plan

We have announced a four-point cost savings plan which includes continuous improvement programs, reducing high-cost manufacturing capacity, leveraging our global position by increasing low-cost country sourcing, and reducing selling, administrative and general expense. We expect to achieve $2.5 billion of aggregate gross cost savings from 2006 through 2009 compared with 2005. The expected cost reductions consist of:

•	more than $1.7 billion of estimated savings related to continuous improvement initiatives, including business process improvements, such as six sigma and lean manufacturing, manufacturing efficiencies, product reformulations and safety programs, and ongoing savings that we expect to achieve from our master labor agreement with the USW (through December 31, 2008, we estimate we have achieved nearly $1.3 billion in savings under these initiatives);

•	more than $150 million of estimated savings from the reduction of high-cost manufacturing capacity by over 25 million units (the closure of our Somerton, Australia plant completed this element of our four-point cost savings plan);

•	between $200 million to $300 million of estimated savings related to our sourcing strategy of increasing our procurement of tires, raw materials, capital equipment and indirect materials from low-cost countries (through December 31, 2008, we estimate we have achieved nearly $145 million in savings under this strategy);

•	more than $350 million of estimated savings from reductions in selling, administrative and general expense related to initiatives including benefit plan changes, back-office and warehouse consolidations, supply chain improvements, legal entity reductions and headcount rationalizations (through December 31, 2008, we estimate we have achieved more than $230 million in savings under these efforts).

Execution of our four-point cost savings plan and realization of the projected savings is critical to our success.

Voluntary Employees’ Beneficiary Association

During 2008, we made cash contributions totaling $1,007 million to an independent Voluntary Employees’ Beneficiary Association (“VEBA”), which is intended to provide healthcare benefits for current and future domestic USW retirees. The funding of the VEBA and subsequent settlement accounting reduced our OPEB liability by $1,107 million. The savings we expect to achieve from the VEBA are included in our anticipated continuous improvement savings described above under “Four-Point Cost Savings Plan.”

Pension and Benefit Plans

During 2008, our Company pension funds experienced market losses, which decreased plan assets by $1,504 million which, in addition to other actuarial losses, increased Accumulated Other Comprehensive Loss (“AOCL”) at December 31, 2008 by $2,014 million. The domestic pension plan asset losses experienced during 2008 decreased U.S. plan assets at December 31, 2008 by $1,366 million and increased net actuarial losses included in AOCL at December 31, 2008 by $1,737 million. As a result, annual domestic net periodic pension cost will increase to approximately $300 million to $325 million in 2009 from $75 million in 2008, primarily due to amortization of higher net actuarial losses from AOCL and the expected return on lower plan assets.

In 2007, we announced various changes to our U.S.-based retail and salaried employee pension and retiree benefit plans. These changes were phased in over a two-year period. As a result of the changes, we achieved after-tax savings of approximately $90 million in 2007, and approximately $100 million in 2008, and expect to achieve after-tax savings of $80 million to $90 million in 2009 and beyond, based on assumptions which existed at the time the benefit plan changes were announced. The ongoing savings are included in our targeted savings from continuous improvement initiatives and reductions in selling, administrative and general expense described above under “Four-Point Cost Savings Plan.” We recorded a curtailment charge of $64 million related to these actions in the first quarter of 2007.

Capital Structure Improvements

During 2008, we continued to take actions that resulted in improvements to our capital structure by repaying higher interest bearing debt obligations, increasing funding capacity and extending maturities:

•	during the first quarter of 2008, we redeemed our $650 million senior secured notes due 2011;

•	during the third quarter of 2008, certain of our European subsidiaries amended and restated our pan-European accounts receivable securitization facility to increase the funding capacity of that facility from €275 million to €450 million and to extend the expiration date from 2009 to 2015.

Liquidity

At December 31, 2008, we had $1,894 million in Cash and cash equivalents as well as $1,677 million of unused availability under our various credit agreements, compared to $3,463 million and $2,169 million, respectively, at December 31, 2007. Cash and cash equivalents decreased primarily due to our planned actions, including contributions to the VEBA of $1,007 million, capital expenditures of $1,049 million, the early redemption of our $650 million senior secured notes due 2011 and the maturity and repayment of our $100 million 6 3/8% notes. Partially offsetting the reductions in cash was $700 million in borrowings on our $1.5 billion first lien revolving credit facility during the third quarter of 2008 due to a delay in receiving funds invested in The Reserve Primary Fund, to support seasonal working capital needs and to enhance our cash liquidity position in an uncertain global economic environment.

We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2009 and to provide us with flexibility to respond to further changes in the business environment.

New Products

At our North American dealer conference in early February 2009, we responded to both consumer research and retail-level requests with the introduction of several key tires — most notably, the Goodyear Assurance Fuel Max and Goodyear Wrangler MT/R with Kevlar. The Assurance Fuel Max is a mid-tier passenger tire targeted at the everyday consumer who is looking for an all-purpose tire and also wants to save on fuel costs. The Wrangler MT/R with Kevlar is the next generation in the popular Wrangler MT/R line, and features Kevlar-reinforced sidewalls and an asymmetric tread design for superior off-road performance. Complementing this new Wrangler is the Wrangler DuraTrac, which is a versatile on-/off-road tire that is especially suited for work applications.

In Europe, Goodyear continues to focus on tire innovations that are relevant to consumers and unique versus our competition. The EfficientGrip tire with Fuel Saving Technology has improved wet braking distance, while providing better mileage and rolling resistance to reduce fuel consumption.

We expect to introduce more than 50 new tires globally in 2009.

Industry Volume Estimates

Considering the current state of the global economy and the high level of uncertainty we see in our end markets, we can’t provide a meaningful industry outlook for the year. That being said, we see the first quarter of 2009 similar to the industry volumes in the fourth quarter of 2008.

See Item 1A “Risk Factors” at page 13 for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” at page 55 for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED

(All per share amounts are diluted)

2008 Compared to 2007

For the year ended December 31, 2008, we had a net loss of $77 million, or $0.32 per share, compared to net income of $602 million, or $2.65 per share, in the comparable period of 2007. Loss from continuing operations in 2008 was $77 million, or $0.32 per share, compared to income from continuing operations of $139 million, or $0.65 per share, in 2007.

Net Sales

Net sales in 2008 were $19.5 billion, decreasing $156 million, or less than 1% compared to 2007. Net sales in 2008 were unfavorably impacted by decreased volume of $1,318 million, primarily in North American Tire and EMEA and a reduction in sales from the 2007 divestiture of our tire and wheel assembly operation, which contributed sales of $639 million in 2007. These decreases were partially offset by improvements in price and product mix of $1,151 million, mainly in North American Tire, EMEA and Latin American Tire, $383 million in foreign currency translation, primarily in EMEA and Latin American Tire, and an increase in other tire-related business’ sales of $268 million, primarily due to third party sales of chemical products in North American Tire.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2008	2007	% Change

Replacement Units
North American Tire (U.S. and Canada)	51.4	55.7	(7.7)%
International	82.7	86.2	(4.1)%

Total	134.1	141.9	(5.5)%

OE Units
North American Tire (U.S. and Canada)	19.7	25.6	(22.9)%
International	30.7	34.2	(10.2)%

Total	50.4	59.8	(15.7)%

Goodyear worldwide tire units	184.5	201.7	(8.5)%

The decrease in worldwide tire unit sales of 17.2 million units, or 8.5% compared to 2007, included a decrease of 9.4 million OE units, or 15.7%, due primarily to decreases in the consumer markets in North American Tire and EMEA due to recessionary economic conditions resulting in lower demand for new vehicles, and a decrease of 7.8 million units, or 5.5%, in replacement units, primarily in North American Tire and EMEA. North American Tire consumer replacement volume decreased 3.9 million units, or 7.4%, and EMEA consumer replacement volume decreased 2.5 million units, or 4.6%. The decline in consumer replacement volume is due in part to recessionary economic conditions in the U.S. and Europe.

Cost of Goods Sold

Cost of goods sold (“CGS”) was $16.1 billion in 2008, an increase of $228 million, or 1% compared to the 2007 period. CGS was 82.8% of sales in 2008 compared to 81.0% in 2007. CGS in 2008 increased due to higher raw material costs of $712 million, higher foreign currency translation of $287 million, $265 million of increased costs related to other tire-related businesses, primarily due to increased third party sales and raw materials costs of chemical products in North American Tire, product mix-related cost increases of $209 million, mostly related to North American Tire and EMEA, and higher transportation costs of $27 million. Also negatively impacting CGS was $506 million of higher conversion costs, including approximately $370 million of under-absorbed fixed overhead costs due to lower production volume in all segments, and a VEBA-related charge of $9 million. Reducing CGS were lower volume, primarily in North American Tire and EMEA, of $1,069 million, savings from rationalization plans of $53 million, and lower accelerated depreciation of $9 million. CGS also benefited from decreased costs related to the 2007 divestiture of our tire and wheel assembly operation, which had costs of $614 million in 2007. Included in 2007 was a curtailment charge of approximately $27 million related to the benefit plan changes announced in the first quarter of 2007.

Selling, Administrative and General Expense

Selling, administrative and general expense (“SAG”) was $2.6 billion in 2008, a decrease of $162 million or 6%. SAG in 2008 was 13.3% of sales, compared to 14.1% in 2007. The decrease was driven primarily by lower incentive compensation costs of $156 million primarily due to changes in estimated payouts and a decline in our stock price, lower advertising expenses of $36 million and savings from rationalization plans of $9 million. These were partially offset by unfavorable foreign currency translation of $41 million and increased wages and other benefit costs of $32 million. Included in 2007 was $37 million related to a curtailment charge for benefit plan changes.

Interest Expense

Interest expense was $320 million in 2008, a decrease of $130 million compared to $450 million in 2007. The decrease related primarily to lower average debt levels due to the repayment of our $300 million term loan due March 2011 in August 2007, the repayment of $175 million of 8.625% notes due 2011 and $140 million of 9% notes due 2015 in June 2007, and the exchange of $346 million of our 4% convertible notes in the fourth quarter of 2007 for shares of our common stock and a cash payment. In addition, we repaid $200 million of floating rate notes due 2011, $450 million of 11% notes due 2011, and $100 million of 6 3/8% notes due 2008 during the first quarter of 2008. Also decreasing interest expense was a decline in interest rates on variable rate debt.

Other (Income) and Expense

Other (Income) and Expense was $59 million of expense in 2008, compared to $8 million of expense in 2007. The increase in expense was primarily due to lower interest income of $60 million in 2008 due to lower average cash balances and interest rates, and higher foreign currency exchange losses of $26 million. In addition, we liquidated our subsidiary in Jamaica and recognized a loss of $16 million primarily due to recognition of accumulated foreign currency translation losses. Other (Income) and Expense was favorably impacted by higher net gains on asset sales of approximately $38 million primarily as a result of a loss of $36 million on the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation in the fourth quarter of 2007 and increased royalty income of $17 million from licensing arrangements related to divested businesses, including our Engineered Products business that was divested in the third quarter of 2007.

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other (Income) and Expense.

Income Taxes

For 2008, we recorded tax expense of $209 million on income from continuing operations before income taxes and minority interest of $186 million. For 2007, we recorded tax expense of $255 million on income from continuing operations before income taxes and minority interest of $464 million.

The difference between our effective tax rate and the U.S. statutory rate was primarily due to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the adjustments discussed below.

For 2008 total discrete tax items in income tax expense were insignificant. Income tax expense in 2007 includes a net tax benefit totaling $6 million, which consists of a tax benefit of $11 million ($0.04 per share) related to prior periods offset by a $5 million charge primarily related to recently enacted tax law changes. The 2007 out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.

Our losses in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets. However, in certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $90 million ($75 million net of minority interest).

For further information, refer to the Note to the Consolidated Financial Statements No. 15, Income Taxes.

Rationalizations

To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce selling, administrative and general expenses through associate headcount reductions. We recorded net rationalization costs of $184 million in 2008 and $49 million in 2007.

2008

Rationalization actions in 2008 consisted primarily of the closure of the Somerton, Australia tire manufacturing facility, the closure of the Tyler, Texas mix center, and our plan to exit 92 of our underperforming retail stores in the U.S. Other rationalization actions in 2008 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in all of our strategic business units.

During 2008, net rationalization charges of $184 million ($167 million after-tax or $0.69 per share) were recorded. New charges of $192 million were comprised of $142 million for plans initiated in 2008, consisting of $118 million for associate severance costs and $24 million for other exit and non-cancelable lease costs, and $50 million for plans initiated in 2007 and prior years, consisting of $34 million for associate severance costs and $16 million for other exit and non-cancelable lease costs. The net charges in 2008 also included the reversal of $8 million of charges for actions no longer needed for their originally intended purposes. Approximately 3,100 associates will be released under 2008 plans, of which 1,500 were released by December 31, 2008.

In 2008, $87 million was incurred for associate severance payments and pension curtailment costs, and $23 million was incurred for non-cancelable lease and other exit costs.

In addition to the above charges, accelerated depreciation charges of $28 million were recorded in CGS in 2008, related primarily to the closure of the Somerton, Australia tire manufacturing facility and the Tyler, Texas mix center.

Additional rationalization charges of $41 million related to rationalization plans announced in 2008 have not yet been recorded and are expected to be incurred and recorded during the next twelve months.

General

Upon completion of the 2008 plans, we estimate that annual operating costs will be reduced by approximately $83 million ($41 million CGS and $42 million SAG). The savings realized in 2008 for the 2008 plans totaled approximately $5 million in SAG. In addition, savings realized in 2008 for the 2007 plans totaled approximately $10 million ($6 million CGS and $4 million SAG) compared to our estimate of $28 million. 2008 savings related to 2007 rationalization activities is less than the prior year estimate primarily due to implementation delays.

For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.

2007

Rationalization actions in 2007 consisted primarily of a decision to reduce tire production at two facilities in Amiens, France in EMEA. Other rationalization actions in 2007 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in several strategic business units.

During 2007, net rationalization charges of $49 million ($41 million after-tax or $0.17 per share) were recorded. New charges of $63 million were comprised of $28 million for plans initiated in 2007, primarily related to associate severance costs, and $35 million for plans initiated in 2006, consisting of $9 million for associate severance costs and $26 million for other exit and non-cancelable lease costs. The net charges in 2007 also included the reversal of $14 million of charges for actions no longer needed for their originally intended purposes. Approximately 700 associates were to be released under programs initiated in 2007, of which approximately 400 were released by December 31, 2008.

In 2007, $45 million was incurred for associate severance payments, and $39 million was incurred for non-cancelable lease and other exit costs.

In addition to the above charges, accelerated depreciation charges of $37 million were recorded in CGS in 2007, primarily for fixed assets taken out of service in connection with the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities in North American Tire.

2007 Compared to 2006

For the year ended December 31, 2007, we had net income of $602 million, or $2.65 per share, compared to a net loss of $330 million, or $1.86 per share, in the comparable period of 2006. Income from continuing operations in 2007 was $139 million, or $0.65 per share, compared to a loss from continuing operations of $373 million, or $2.11 per share, in 2006.

Net Sales

Net sales in 2007 were $19.6 billion, increasing $893 million, or 5% compared to 2006. Net sales in 2007 were impacted favorably by price and product mix of $880 million and favorable currency translation of $833 million, primarily in EMEA. These increases were partially offset by decreased volume of $784 million, net of $216 million of higher sales volume in 2007 compared to 2006 as a result of the USW strike. The decrease in volume is primarily attributable to North American Tire, due to our June 2006 decision to exit certain segments of the private label tire business, in addition to lower sales from other tire related businesses of $32 million.

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

The decrease in worldwide tire unit sales of 13.3 million units, or 6.2% compared to 2006 is primarily driven by a decrease of 10.1 million units, or 6.7%, in replacement units, primarily in North American Tire and EMEA. North American Tire consumer replacement volume decreased 6.0 million units, or 10.3% due to a strategic share reduction in the lower value segment following our decision to exit certain segments of the private label tire business, partially offset by increased share of our higher value branded products. EMEA consumer replacement volume decreased 3.7 million units, or 6.3% compared to 2006, which was primarily market and strategy driven. OE units sales in 2007 decreased by 3.2 million units, or 5.1%, due primarily to decreases in North American Tire, driven by lower vehicle production, and EMEA, due to the exit of non-profitable business. This decrease in OE unit sales was partially offset by an increase in Latin America Tire.

Cost of Goods Sold

CGS was $15.9 billion in 2007, an increase of $185 million, or 1% compared to the 2006 period. CGS decreased to 81.0% of sales in 2007 compared to 83.9% in 2006. CGS increased in 2007 due to higher foreign currency translation of $606 million, product mix-related cost increases of $241 million, primarily related to North America Tire and EMEA, higher raw material costs of $195 million, and increased conversion costs of $94 million. Also increasing CGS were increased research and development expenses of $30 million, a curtailment charge of $27 million related to the benefit plan changes announced in the first quarter of 2007, and increased costs of approximately $25 million related to production inefficiencies and a strike in South Africa. Partially offsetting these increases was lower volume of $883 million, primarily related to North American Tire, higher savings from restructuring plans of $49 million, lower accelerated depreciation of $46 million, and decreased costs related to other tire related businesses of $39 million. 2006 was also affected by a pension plan curtailment gain of $13 million and $29 million related to favorable settlements with certain raw material suppliers. In addition, the net impact of the USW strike increased volume and product mix by approximately $125 million, and decreased conversion costs and costs related to other tire-related businesses by approximately $180 million in 2007 compared to 2006.

Selling, Administrative and General Expense

SAG was $2.8 billion in 2007, an increase of $216 million or 8%. SAG in 2007 was 14.1% of sales, compared to 13.6% in 2006. The increase was driven primarily by unfavorable foreign currency translation of $111 million, a curtailment charge of $37 million related to the benefit plan changes announced in the first quarter of 2007, and higher incentive stock compensation expense of $33 million. Also unfavorably impacting SAG were higher advertising expenses of $24 million, primarily in North American Tire and Asia Pacific Tire, increased general and product liability expenses of $14 million, increased consulting and contract labor expenses of $9 million, and higher bad debt expenses of approximately $6 million, primarily in EMEA. These increases were partially offset by decreases in employee benefit costs of $26 million, primarily related to North American Tire, and higher savings from restructuring plans of $16 million.

Interest Expense

Interest expense was $450 million, an increase of $3 million during 2007 as compared to 2006. Interest expense in 2007 was adversely impacted by higher debt levels incurred during the USW strike, but was favorably affected by a reduction in outstanding debt following the end of the strike and the early retirement of various debt obligations during 2007.

Other (Income) and Expense

Other (Income) and Expense was $8 million of expense in 2007, a decrease of $85 million compared to $77 million of income in 2006. The decrease was primarily due to higher financing fees of $66 million primarily relating to our redemption of $315 million of long term debt, our exchange offer for our outstanding 4% convertible senior notes and our refinancing activities in April 2007. In addition, we incurred higher losses of $33 million on foreign currency exchange in 2007 primarily as a result of the weakening U.S. dollar versus the euro, Chilean peso and Brazilian real. Other income was also unfavorably impacted by lower net gains on asset sales of approximately $25 million in 2007 compared to 2006 primarily as a result of a loss of $36 million on the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation in the fourth quarter of 2007. In 2007 there was a fire in our Thailand facility, which resulted in a loss of $12 million, net of insurance proceeds. The decrease in other income was partially offset by an increase in interest income of approximately $42 million due primarily to higher cash balances in 2007. In addition, other income was favorably impacted by a decrease of approximately $11 million in expenses related to general and product liabilities, including asbestos and Entran II claims.

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

For further information, refer to the Note to the Consolidated Financial Statements No. 15, Income Taxes.

Rationalizations

To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. We recorded net rationalization costs of $49 million in 2007 and $311 million in 2006.

2007

Rationalization actions in 2007 consisted primarily of a decision to reduce tire production at two facilities in Amiens, France in EMEA. Other rationalization actions in 2007 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in several segments.

During 2007, net rationalization charges of $49 million ($41 million after-tax or $0.17 per share) were recorded. New charges of $63 million were comprised of $28 million for plans initiated in 2007, primarily related to associate severance costs, and $35 million for plans initiated in 2006, consisting of $9 million for associate severance costs and $26 million for other exit and non-cancelable lease costs. The net charges in 2007 also included the reversal of $14 million of charges for actions no longer needed for their originally intended purposes. Approximately 700 associates were to be released under programs initiated in 2007, of which approximately 400 were released by December 31, 2008.

In 2007, $45 million was incurred for associate severance payments, and $39 million was incurred for non-cancelable lease and other exit costs.

In addition to the above charges, accelerated depreciation charges of $37 million were recorded in CGS in 2007, primarily for fixed assets taken out of service in connection with the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities in North American Tire.

2006

Rationalization actions in 2006 consisted of plant closures in EMEA of a passenger tire manufacturing facility in Washington, United Kingdom, and in Asia Pacific Tire of the Upper Hutt, New Zealand passenger tire manufacturing facility. Charges were also incurred for a plan in North American Tire to cease tire manufacturing at our Tyler, Texas facility, which was substantially complete in December 2007, and a plan in EMEA to close our tire manufacturing facility in Casablanca, Morocco, which was completed in the first quarter of 2007. Charges were also recorded for a partial plant closure in North American Tire involving a plan to discontinue tire production at our Valleyfield, Quebec facility, which was completed by the second quarter of 2007. In conjunction with these charges we also recorded a $47 million tax valuation allowance. Other plans in 2006 included an action in EMEA to exit the bicycle tire and tube production line in Debica, Poland, retail store closures in EMEA as well as plans in most segments to reduce selling, administrative and general expenses through headcount reductions, all of which were substantially completed.

For 2006, $311 million ($328 million after-tax or $1.85 per share) of net charges were recorded. New charges of $322 million are comprised of $315 million for plans initiated in 2006 and $7 million for plans initiated in 2005 for associate-related costs. The $315 million of charges for 2006 plans consisted of $286 million of associate-related costs, of which $159 million related to associate severance costs and $127 million related to non-cash pension and postretirement benefit costs, and $29 million of non-cancelable lease costs. The net charges in 2006 also included reversals of $11 million for actions no longer needed for their originally intended purposes. Approximately 4,800 associates were to be released under programs initiated in 2006, of which approximately 4,700 were released by December 31, 2008.

In 2006, $98 million was incurred for associate severance payments, $127 million for non-cash pension and postretirement termination benefit costs, and $21 million for non-cancelable lease and other exit costs.

In addition to the above charges, accelerated depreciation charges of $81 million and asset impairment charges of $2 million were recorded in CGS related to fixed assets that were taken out of service primarily in connection with the Washington, Casablanca, Upper Hutt and Tyler plant closures. We also recorded charges of $2 million of accelerated depreciation and $3 million of asset impairment in SAG.

Discontinued Operations

Discontinued operations had income of $463 million, or $2.00 per share, in 2007 compared to income of $43 million, or $0.25 per share, in 2006, representing an increase of $420 million. The increase in 2007 is primarily due to a gain of $508 million on the sale of our Engineered Products business. For further information, refer to the Note to the Consolidated Financial Statements No. 18, Discontinued Operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. SFAS No. 157 expands the disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as shareholders’ equity. SFAS No. 141 (R) and the recognition and measurement provisions of SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning on or after December 15, 2008. The presentation and disclosure provisions of SFAS No. 160 are to be applied retrospectively for all periods presented. We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We will reflect the presentation and disclosure requirements of SFAS No. 160 in our Form 10-Q for the period ending March 31, 2009.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP defers the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives, guarantees and certain other items. The adoption of FSP FAS 157-2 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We adopted SFAS No. 161 effective January 1, 2009 and will report the required disclosures in our Form 10-Q for the period ending March 31, 2009.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP FAS 142-3 effective January 1, 2009 and will report the required disclosures in our Form 10-Q for the period ending March 31, 2009.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The FSP is effective for financial statements issued for fiscal years beginning after December 15,

2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP is to be applied retrospectively. In July 2004, we issued $350 million of 4% convertible senior notes due 2034, and subsequently exchanged $346 million of those notes for common stock and a cash payment in December 2007. The remaining $4 million of notes were converted into common stock in May 2008. The adoption of APB 14-1 effective January 1, 2009 will result in a reclassification in our consolidated statements of shareholders’ equity between retained earnings and capital surplus, however the adoption will not impact our financial position.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP was effective upon issuance. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active. Our fair value measurements classified as Level 3 were determined in accordance with the provisions of the FSP.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The FSP requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements, and concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. We will adopt the FSP upon its effective date and will report the required disclosures in our Form 10-K for the period ending December 31, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. On an ongoing basis, management reviews its estimates, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods. Our critical accounting policies relate to:

•	general and product liability and other litigation,

•	workers’ compensation,

•	recoverability of goodwill,

•	deferred tax asset valuation allowance and uncertain income tax positions, and

•	pensions and other postretirement benefits.

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

A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $132 million at December 31, 2008. The portion of the liability associated with unasserted asbestos claims and related defense costs was $71 million. At December 31, 2008, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by $40 million to $50 million, approximately 50% of which would be recoverable by our accessible policy limits.

We maintain primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery. This determination is based on consultation with our outside legal counsel and taking into consideration relevant factors or agreements in principle, including ongoing legal proceedings with certain of our excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts.

Bates also assists us in valuing receivables to be recorded for probable insurance recoveries. Based upon the model employed by Bates, as of December 31, 2008, (i) we had recorded a receivable related to asbestos claims of $65 million, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. The receivables recorded consist of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $10 million was included in Current Assets as part of Accounts receivable at December 31, 2008.

Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $288 million for anticipated costs related to workers’ compensation claims at December 31, 2008. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Recoverability of Goodwill.  Goodwill is not amortized. Rather, goodwill is tested for impairment annually or more frequently if an indicator of impairment is present.

We have determined our reporting units to be consistent with our operating segments comprised of four strategic business units: North American Tire, Europe, Middle East and Africa Tire (which was formed in the first quarter of 2008 by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units), Latin American Tire, and Asia Pacific Tire. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. Other than the formation of the new Europe, Middle East and Africa business unit during 2008, there have been no changes to our reporting units or in the manner in which goodwill was allocated.

For purposes of our annual impairment testing, which is conducted as of July 31 each year, we determine the estimated fair values of our reporting units using a valuation methodology based on an earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple of comparable companies. The EBITDA multiple is adjusted if necessary to reflect local market conditions and recent transactions. The EBITDA of the reporting units is based on a combination of historical and forecasted results and is adjusted to exclude certain non-recurring or unusual items and corporate charges. We consider significant decreases in forecasted EBITDA in future periods to be an indication of a potential impairment. At the time of our determination, valuation multiples of comparable companies would have to decline in excess of 40% to indicate a potential goodwill impairment. However, at December 31, 2008, as a result of the emergence of certain impairment indicators including the decrease in our market capitalization and the economic outlook in the United States, we performed an interim goodwill impairment analysis for our North American Tire business unit.

Goodwill was $683 million at December 31, 2008. Our annual impairment analysis for 2008 as well as our interim analysis for North American Tire at December 31, 2008, indicated no impairment of goodwill. In addition, there were no events or circumstances that indicated the impairment test should be re-performed for goodwill for segments other than North American Tire at December 31, 2008.

Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions.  At December 31, 2008, we had a valuation allowance aggregating $2.7 billion against all of our net Federal and state and certain of our foreign net deferred tax assets.

We assess both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign locations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net Federal, state and certain of our foreign deferred tax assets. We intend to maintain a valuation allowance against our net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be required. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. For additional information regarding uncertain income tax positions, refer to the Note to the Consolidated Financial Statements No. 15, Income Taxes.

Pensions and Other Postretirement Benefits.  Our recorded liabilities for pensions and other postretirement benefits are based on a number of assumptions, including:

•	life expectancies,

•	retirement rates,

•	discount rates,

•	long term rates of return on plan assets,

•	future compensation levels,

•	future health care costs, and

•	maximum company-covered benefit costs.

Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends, including an assumption about inflation. The discount rate for our U.S. plans is derived from a portfolio of corporate bonds from issuers rated AA- or higher by Standard & Poor’s as of December 31 and is reviewed annually. The total cash flows provided by the portfolio are similar to the timing of our expected benefit payment cash flows. The long term rate of return on plan assets is based on the compound annualized return of our U.S. pension fund over a period of 15 years or more, estimates of future long-term rates of return on assets similar to the target allocation of our pension fund and long term inflation. Actual domestic pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.

The discount rate used in estimating the total liability for both our U.S. pension and other postretirement plans was 6.50% at December 31, 2008, compared to 6.25% and 6.00%, respectively, at December 31, 2007. The increase in the discount rate at December 31, 2008 was due primarily to higher interest rate yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $312 million in 2008, compared to $306 million in 2007 and $295 million in 2006. Interest cost included in our worldwide net periodic other postretirement benefits cost was $84 million in 2008, compared to $109 million in 2007 and $133 million in 2006. Interest cost was lower in 2008 as a result of the reduction in the postretirement liability due to the VEBA settlement.

The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement obligation, shareholders’ equity, and 2009 expense to the indicated increase/decrease in key assumptions:

		+ /− Change at December 31, 2008
(Dollars in millions)	Change	PBO/ABO	Equity	2009 Expense

Pensions:
Assumption:
Discount rate	+/−0.5%	$240	$240	$10
Actual 2008 return on assets	+/−1.0%	N/A	44	7
Expected return on assets	+/−1.0%	N/A	N/A	30
Other Postretirement Benefits:
Assumption:
Discount rate	+/−0.5%	$10	$10	$—
Health care cost trends — total cost	+/−1.0%	3	3	—

A significant portion of the net actuarial loss included in AOCL of $2,550 million in our U.S. pension plans as of December 31, 2008 is a result of 2008 plan asset losses and the overall decline in U.S. discount rates over time. For purposes of determining our 2008 U.S. net periodic pension expense, our funded status was such that we recognized $38 million of the net actuarial loss in 2008. We will recognize approximately $157 million of net actuarial losses in 2009. If our future experience is consistent with our assumptions as of December 31, 2008, actuarial loss recognition will remain at an amount near that to be recognized in 2009 over the next few years before it begins to gradually decline.

The actual rate of return on our U.S. pension fund was (31.7)%, 8.1% and 14.0% in 2008, 2007 and 2006, respectively, as compared to the expected rate of 8.5% for all three years. The negative return of our U.S. pension fund in 2008 was due to the steep market losses experienced during the year. Despite the losses experienced by the U.S. pension fund in 2008, the expected long term rate of return on assets will remain at 8.5% for 2009. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.

The service cost of our U.S. pension plans was $60 million in 2008 and is expected to decrease in 2009 and beyond as the number of active participants accruing service declines.

Although we experienced an increase in our U.S. discount rate at the end of 2008, a large portion of the net actuarial loss included in AOCL of $109 million in our worldwide other postretirement benefit plans as of December 31, 2008 is a result of the overall decline in U.S. discount rates over time. The net actuarial loss increased from 2007 due to the VEBA settlement, which resulted in the recognition of net actuarial gains previously included in AOCL for the affected plans, offset somewhat by the increase in the discount rate at December 31, 2008. For purposes of determining 2008 worldwide net periodic postretirement benefits cost, we recognized $7 million of the net actuarial losses in 2008. We will recognize approximately $7 million of net actuarial losses in 2009. If our future experience is consistent with our assumptions as of December 31, 2008, actuarial loss recognition will remain at an amount near that to be recognized in 2009 over the next few years before it begins to gradually decline.

The weighted average amortization period for employees covered by our U.S. plans is approximately 15 years.

For further information on pensions and other postretirement benefits, refer to the Note to the Consolidated Financial Statements No. 14, Pension, Other Postretirement Benefit and Savings Plans.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. The Tire businesses are segmented on a regional basis. As previously mentioned, during the first quarter of 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire, by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units. Prior year amounts have been restated to conform to this change.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net Sales less CGS (excluding certain accelerated depreciation charges and asset impairment charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include rationalization charges (credits), assets sales and certain other items.

Total segment operating income was $804 million in 2008, $1.2 billion in 2007 and $710 million in 2006. Total segment operating margin (segment operating income divided by segment sales) in 2008 was 4.1%, compared to 6.3% in 2007 and 3.8% in 2006.

Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note to the Consolidated Financial Statements No. 17, Business Segments, for further information and for a reconciliation of total segment operating income to Income (Loss) from Continuing Operations before Income Taxes and Minority Interest.

North American Tire

	Year Ended December 31,
(In millions)	2008	2007	2006

Tire Units	71.1	81.3	90.9
Net Sales	$8,255	$8,862	$9,089
Operating (Loss) Income	(156)	139	(233)
Operating Margin	(1.9)%	1.6%	(2.6)%

2008 Compared to 2007

North American Tire unit sales in 2008 decreased 10.2 million units or 12.4% from the 2007 period. The decrease was due to a decline in replacement volume of 4.3 million units or 7.7%, primarily in the consumer market due in part to recessionary economic conditions in the U.S., and a decline in OE volume of 5.9 million units or 22.9%, primarily in our consumer business due to reduced vehicle production.

Net sales decreased $607 million or 6.8% in 2008 from the 2007 period due primarily to decreased volume of $718 million and the 2007 divestiture of our tire and wheel assembly operation, which contributed sales of $639 million in 2007. This was offset in part by favorable price and product mix of $537 million, increased sales in other tire-related businesses of $207 million, primarily due to third party sales of chemical products, and favorable foreign currency translation of $6 million.

Operating loss in 2008 was $156 million compared to operating income in 2007 of $139 million, a decrease of $295 million. The 2008 period was unfavorably impacted by decreased volume of $115 million, lower operating income of chemical and other tire-related businesses of $27 million, and the 2007 divestiture of our tire and wheel assembly operation, which generated operating income of $25 million in 2007. Also unfavorably impacting operating income were higher conversion costs of $231 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $240 million due to lower production volume, higher plant changeover costs and general inflation, which were partially offset by savings from reduced employee benefit costs, and lower average labor rates. Offsetting these negative factors were price and product mix improvements of $360 million, which more than offset increased raw material costs of $334 million, lower SAG expenses of $48 million driven primarily by decreased advertising costs and lower incentive compensation costs, and increased royalty income of $11 million.

Operating income in 2008 excludes $4 million of accelerated depreciation primarily related to the closure of the Tyler, Texas mix center and our plan to exit 92 retail stores. Operating income in 2007 excludes $35 million of accelerated depreciation primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities. Operating income also excludes net rationalization charges totaling $54 million in 2008 and $11 million in 2007 and (gains) losses on asset sales of $(18) million in 2008 and $17 million in 2007.

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

Operating income in 2007 was $139 million compared to an operating loss in 2006 of $233 million, an increase of $372 million. Operating income improved in 2007 by approximately $279 million as a result of returning to normal sales and production levels following the USW strike, which negatively impacted the fourth quarter of 2006 and part of the first half of 2007. Operating income in 2007 was also favorably impacted by price and product mix of $235 million, increased operating income in other tire related businesses of $27 million, and lower conversion costs of $19 million. Conversion costs were driven by lower employee benefit expenses partially offset by under-absorbed fixed costs due to lower production volume, training of new workers and plant changeovers. This performance was partially offset by increased raw material costs of $97 million, decreased sales volume of $65 million, and higher SAG costs of approximately $11 million. Also, included in 2006 was $21 million of favorable settlements with certain raw material suppliers.

Operating income in 2007 excludes $35 million of accelerated depreciation primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities. Operating income in 2006 excludes $14 million of accelerated depreciation primarily related to the elimination of tire production at our Tyler, Texas facility. Operating income also excludes net rationalization charges (credits) totaling $11 million in 2007 and $187 million in 2006 and (gains) losses on asset sales of $17 million in 2007 and $(11) million in 2006.

Europe, Middle East and Africa Tire

	Year Ended December 31,
(In millions)	2008	2007	2006

Tire Units	73.6	79.6	83.5
Net Sales	$7,316	$7,217	$6,552
Operating Income	425	582	513
Operating Margin	5.8%	8.1%	7.8%

2008 Compared to 2007

Europe, Middle East and Africa Tire unit sales in 2008 decreased 6.0 million units or 7.5% from the 2007 period. Replacement volume decreased 2.9 million units or 4.9%, mainly in consumer replacement due in part to recessionary economic conditions in Europe, while OE volume decreased 3.1 million units or 14.9%, primarily in our consumer business due to reduced vehicle production.

Net sales in 2008 increased $99 million or 1.4% compared to the 2007 period. Favorably impacting the 2008 period were improved price and product mix of $306 million, foreign currency translation of $285 million, and higher sales in the other tire-related businesses of $11 million. Partially offsetting these improvements was lower volume of $503 million.

For 2008, operating income decreased $157 million or 27.0% compared to 2007 due to higher conversion costs of $173 million, lower volume of $107 million, and higher transportation costs of $17 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $100 million due to reduced production volume, inflation, a strike at our plants in Turkey in the second quarter of 2008 and ongoing labor issues at our manufacturing plants in Amiens, France. These were offset in part by improvement in price and product mix of $261 million, which more than offset increased raw material costs of $185 million, favorable foreign currency translation of $32 million, increased operating income in other tire-related businesses of $21 million primarily due to improvements in our company-owned retail businesses, decreased SAG expenses of $7 million and favorable supplier settlements of $7 million.

Operating income in 2008 excludes rationalization charges of $41 million and net gains on asset sales of $20 million. Operating income in 2007 excludes net rationalization charges of $33 million and net gains on asset sales of $20 million. Operating income in 2007 excludes $2 million of accelerated depreciation primarily related to the closure of the Washington, UK facility.

EMEA’s results are highly dependent upon Germany, which accounted for approximately 32% and 33% of EMEA’s net sales in 2008 and 2007, respectively. Accordingly, results of operations in Germany will have a significant impact on EMEA’s future performance.

2007 Compared to 2006

Europe, Middle East and Africa Tire Segment unit sales in 2007 decreased 3.9 million units or 4.7% from 2006. Replacement volume decreased 3.7 million units or 5.9%, mainly in consumer replacement, which was primarily market and strategy driven, while OE volume decreased 0.3 million units or 1.4%.

Net sales in 2007 increased $665 million or 10.1% from 2006. Favorably impacting sales was foreign currency translation of $542 million, and improved price and product mix of $399 million. Lower volume of $278 million unfavorably impacted net sales.

Operating income in 2007 increased $69 million or 13.5% compared to 2006 due to improvement in price and mix of $276 million and favorable foreign currency translation of $30 million. These were offset in part by lower volume of $58 million, higher raw material costs of $53 million, higher SAG expenses of $23 million and lower operating income from other tire related businesses of $13 million. In addition, increased conversion costs of $33 million, increased research and development expenses of $23 million, and increased costs of approximately $25 million related to a strike and production inefficiencies in South Africa also had an unfavorable impact on operating income in 2007. Operating income in 2006 also included $6 million in favorable settlements with certain raw material suppliers.

Operating income in 2007 and 2006 excludes $2 million and $62 million, respectively, of accelerated depreciation primarily related to the closure of the Washington, UK facility and the closure of the Morocco facility. Operating income also excludes net rationalization charges totaling $33 million in 2007 and $94 million in 2006 and gains on asset sales of $20 million in 2007 and $28 million in 2006.

Latin American Tire

	Year Ended December 31,
(In millions)	2008	2007	2006

Tire Units	20.0	21.8	21.2
Net Sales	$2,088	$1,872	$1,607
Operating Income	367	359	326
Operating Margin	17.6%	19.2%	20.3%

2008 Compared to 2007

Latin American Tire unit sales in 2008 decreased 1.8 million units or 8.3% from the 2007 period. Replacement volume decreased 0.8 million units or 5.8% primarily in the commercial market due to an overall decline in industry volumes, while OE volume decreased 1.0 million units or 13.4% primarily in the consumer market.

Net sales in 2008 increased $216 million or 11.5% from the 2007 period. Net sales increased in 2008 due to favorable price and product mix of $237 million, the favorable impact of foreign currency translation, mainly in Brazil, of approximately $85 million, and higher sales of other tire-related businesses of $47 million. Partially offsetting these increases was lower volume of $152 million.

Operating income in 2008 increased $8 million or 2.2% from the same period in 2007. Favorably impacting operating income were price and product mix of $214 million, which more than offset increased raw material costs of $109 million, and foreign currency translation of $17 million. Operating income was unfavorably impacted by higher conversion costs of $57 million, decreased volume of $41 million, increased transportation costs of $12 million, increased tire recycling fees, duties and other charges of $9 million, and increased SAG expenses of $5 million, primarily related to advertising expenses. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $20 million due to reduced production volume in the fourth quarter of 2008 and higher utility and engineering costs. Operating income in 2008 also included a gain of $12 million related to the favorable settlement of a transactional excise tax case.

Operating income excludes net rationalization charges totaling $4 million in 2008 and $2 million in 2007. Operating income also excludes gains on asset sales of $5 million in 2008 and $1 million in 2007. Operating income in 2008 excludes a $16 million loss primarily due to the recognition accumulated foreign currency translation losses on the liquidation of our subsidiary in Jamaica.

Latin American Tire’s results are highly dependent upon Brazil, which accounted for approximately 52% and 49% of Latin American Tire’s net sales in 2008 and 2007, respectively. Accordingly, results of operations in Brazil will have a significant impact on Latin American Tire’s future performance.

2007 Compared to 2006

Latin American Tire unit sales in 2007 increased 0.6 million units or 2.9% compared to 2006. OE volume increased 0.8 million units or 12.0% as a result of improving market conditions, offset by a decline in replacement units of 0.2 million units or 1.0%.

Net sales in 2007 increased $265 million, or 16.5% compared to 2006. Net sales increased in 2007 due to the favorable impact of foreign currency translation, mainly in Brazil, of approximately $123 million, favorable price and product mix of $73 million, and increased volume of $43 million. Also increasing net sales was higher sales of other tire-related businesses of approximately $29 million.

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

Operating income excludes net rationalization charges totaling $2 million in both 2007 and 2006. Operating income also excludes gains on asset sales of $1 million in 2007 and 2006. In addition, operating income in 2006 excludes a gain of $13 million resulting from the favorable resolution of a legal matter in Brazil.

Asia Pacific Tire

	Year Ended December 31,
(In millions)	2008	2007	2006

Tire Units	19.8	19.0	19.4
Net Sales	$1,829	$1,693	$1,503
Operating Income	168	150	104
Operating Margin	9.2%	8.9%	6.9%

2008 Compared to 2007

Asia Pacific Tire unit sales in 2008 increased 0.8 million units or 4.1% from the 2007 period. Replacement unit sales increased 0.2 million units or 1.8% and OE volume increased 0.6 million units or 8.6%. The increase in OE volume in 2008 relates primarily to supply constraints in 2007 due to the Thailand fire.

Net sales in 2008 increased $136 million or 8.0% compared to the 2007 period due to favorable price and product mix of $71 million, increased volume of $55 million, and favorable foreign currency translation of $7 million.

Operating income in 2008 increased $18 million or 12.0% compared to the 2007 period due to improved price and product mix of $107 million, which more than offset increased raw material costs of $84 million, increased volume of $14 million and increased operating income in other tire-related businesses of $8 million primarily due to improved results in our company-owned retail businesses in Australia. Unfavorably impacting operating income was increased conversion costs of $26 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $10 million due to reduced production volume in the fourth quarter of 2008, inflation and higher utility and engineering costs.

Operating income excludes net rationalization charges totaling $83 million in 2008 and $1 million in 2007 and gains on assets sales of $10 million in 2008 and $8 million in 2007. Operating income in 2007 also excludes a $12 million loss, net of insurance proceeds, as a result of the Thailand fire. In addition, operating income in 2008 excludes approximately $24 million of accelerated depreciation related to the closure of the Somerton, Australia facility.

Asia Pacific Tire’s results are highly dependent upon Australia, which accounted for approximately 47% and 46% of Asia Pacific Tire’s net sales in 2008 and 2007, respectively. Accordingly, results of operations in Australia will have a significant impact on Asia Pacific Tire’s future performance.

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

Operating income excludes net rationalization charges totaling $1 million in 2007 and $28 million in 2006 and gains on assets sales of $8 million in 2007 and $2 million in 2006. Operating income in 2007 also excludes a $12 million loss, net of insurance proceeds, as a result of the Thailand fire. In addition, operating income in 2006 excludes approximately $12 million of accelerated depreciation related to the closure of the Upper Hutt, New Zealand facility.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had $1,894 million in Cash and cash equivalents as well as $1,677 million of unused availability under our various credit agreements, compared to $3,463 million and $2,169 million, respectively, at December 31, 2007. At December 31, 2008, our availability included approximately $535 million which can only be used to finance the relocation and expansion of our manufacturing facility in China.

Cash and cash equivalents decreased primarily due to our planned actions, including contributions to the VEBA of $1,007 million, capital expenditures of $1,049 million, the early redemption of our $650 million senior secured notes due 2011 and the maturity and repayment of our $100 million 6 3/8% notes. Partially offsetting the reductions in cash was $700 million in borrowings on our $1.5 billion first lien revolving credit facility during the third quarter of 2008 due to a delay in receiving funds invested in The Reserve Primary Fund, to support seasonal working capital needs and to enhance the company’s cash liquidity position in an uncertain global economic environment.

At December 31, 2008, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$427 million or 23% in EMEA, primarily Western Europe, ($539 million or 16% at December 31, 2007),

•	$311 million or 16% in Asia, primarily Singapore, Australia and China, ($216 million or 6% at December 31, 2007), and

•	$298 million or 16% in Latin America, primarily Venezuela, ($156 million or 5% at December 31, 2007).

In the third quarter of 2008, we sought redemption of $360 million invested in The Reserve Primary Fund. Due to reported losses in its investment portfolio and other liquidity issues, the fund ceased honoring redemption requests. The Board of Trustees of the fund subsequently voted to liquidate the assets of the fund and approved periodic distributions of cash to its shareholders. In the fourth quarter of 2008, we received partial distributions of $284 million. At December 31, 2008, $71 million, net of a $5 million valuation allowance recorded in the fourth quarter, was classified as Prepaid expenses and other current assets, which represents the remaining funds still to be redeemed by The Reserve Primary Fund.

We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2009 and to provide us with flexibility to respond to further changes in the business environment. The challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital (see “Item 1A. Risk Factors”). In December 2009, $500 million of floating rate notes mature. In addition, beginning in September 2009, SRI has certain minority exit rights, that if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in our global alliance with them following the determination of the fair value of SRI’s interest. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.” As of the date of this filing, SRI has not provided us notice of any accrued exit rights that would become exercisable in September 2009.

Our ability to service debt and operational requirements depends in part on the results of operations of our subsidiaries and upon the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictions. The primary restriction is that, in certain countries, we must obtain approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of overcoming these restrictions, we do not consider the net assets of our subsidiaries that are subject to such restrictions to be integral to our liquidity or readily available to service our debt and operational requirements. At December 31, 2008, approximately $331 million of net assets were subject to such restrictions, compared to approximately $308 million at December 31, 2007.

Operating Activities

Net cash provided by (used in) operating activities of continuing operations was $(745) million in 2008, compared to $92 million in 2007. The increase in net cash used in operating activities was due primarily to the $1,007 million contributions made to the VEBA partially offset by lower pension contributions and direct payments.

Net cash provided by operating activities of continuing operations was $92 million in 2007, decreasing $353 million from $445 million in 2006. The decrease was due primarily to increased working capital requirements following the end of the USW strike. Operating cash flows from continuing operations in 2007 were favorably impacted by improved operating results.

Investing Activities

Net cash used in investing activities of continuing operations was $1,136 million during 2008, compared to $606 million in 2007 and $498 million in 2006. Capital expenditures were $1,049 million, $739 million and $637 million in 2008, 2007 and 2006, respectively. The increase in capital expenditures primarily relates to projects targeted at increasing our capacity for high value-added tires. Investing activities exclude $33 million and $132 million of accrued capital expenditures for 2008 and 2007, respectively. Investing activities includes a net cash outflow of $76 million for the reclassification of funds invested in The Reserve Primary Fund due to the delay in accessing our cash mentioned above. Cash flows from investing activities in 2008 included outflows of $84 million for the acquisition of approximately 6% of the outstanding shares of our tire manufacturing subsidiary in Poland and the acquisition of the remaining 25% ownership in our tire manufacturing and distribution subsidiary in China. This was partially offset by cash provided from the sale of assets each year as a result of the realignment of operations under rationalization programs. Cash was used in 2006 for the acquisition of the remaining outstanding shares that we did not already own of South Pacific Tyres Ltd., a joint venture tire manufacturer and distributor in Australia.

Cash flows from investing activities of discontinued operations in 2007 was $1,435 related primarily to the sale of our Engineered Products business.

Financing Activities

Net cash provided by (used in) financing activities of continuing operations was $348 million in 2008, $(1,426) million in 2007, and $1,648 million in 2006. Non-cash financing activities in 2007 included the issuance of 28.7 million shares of our common stock in exchange for approximately $346 million principal amount of our 4% convertible senior notes due 2034.

Consolidated debt at December 31, 2008 was $4,979 million, compared to $4,725 million at December 31, 2007. Cash flows in 2008 included debt incurred of approximately $1.8 billion offset by the repayment of approximately $1.5 billion of long term debt.

Consolidated debt at December 31, 2007 was $4,725 million, compared to $7,210 million at December 31, 2006. Cash flows in 2007 included the repayment of approximately $2.3 billion of long term debt offset by net proceeds from our public equity offering of approximately $833 million.

Credit Sources

In aggregate, we had credit arrangements of $7,127 million available at December 31, 2008, of which $1,677 million were unused, compared to $7,392 million available at December 31, 2007, of which $2,169 million were unused.

Outstanding Notes

At December 31, 2008, we had $1,882 million of outstanding notes as compared to $2,634 million at December 31, 2007.

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

In the second quarter of 2008, the remaining $4 million of convertible notes were converted into approximately 0.3 million shares of Goodyear common stock.

For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 12, Financing Arrangements and Derivative Financial Instruments.

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in various collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if at any time the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility. At December 31, 2007, there were no borrowings and $526 million of letters of credit were issued under the revolving credit facility.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014

Our amended and restated second lien term loan facility is subject to the consent of the lenders making additional term loans, whereby, we may request that the facility be increased by up to $300 million. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. At December 31, 2008 and December 31, 2007, this facility was fully drawn.

€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012

Our amended and restated facilities consist of a €155 million German revolving credit facility, which is only available to certain of the German subsidiaries of GDTE (collectively, “German borrowers”) and a €350 million European revolving credit facility, which is available to the same German borrowers and to GDTE and certain of its other subsidiaries, with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral.

As of December 31, 2008, there were no borrowings under the German revolving credit facility and there were $10 million (€7 million) of letters of credit issued and $182 million (€130 million) of borrowings (including $84 million (€60 million) of borrowings by the non-German borrowers) under the European revolving credit facility. As of December 31, 2007, there were $12 million (€8 million) of letters of credit issued and no borrowings under the European revolving credit facility and no borrowings under the German revolving credit facility.

Each of our first lien revolving credit facility and our European and German revolving credit facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments.

Covenant Compliance

As of December 31, 2008, we were in compliance with the material covenants imposed by our principal credit facilities.

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

The following table presents the calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the periods indicated. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in the Consolidated Financial Statements. Those line items also include discontinued operations.

	Year Ended December 31,
(In millions)	2008	2007	2006

Net Income (Loss)	$(77)	$602	$(330)
Interest Expense	320	452	451
United States and Foreign Taxes	209	296	106
Depreciation and Amortization Expense	660	623	675

EBITDA	1,112	1,973	902
Credit Facilities Adjustments:
Other Adjustments to Net Income (Loss)(1)	—	(462)	354
Minority Interest in Net Income of Subsidiaries	54	71	111
Other Non-Cash Items	85	50	(1)
Capitalized Interest and Other Interest Related Expense	31	18	17
Rationalization Charges	93	61	319

Covenant EBITDA	$1,375	$1,711	$1,702

(1)	In 2007, other adjustments primarily include a $542 pre-tax gain on the sale of our Engineered Products business.

Notes Payable and Overdrafts

At December 31, 2008, we had short term committed and uncommitted bank credit arrangements totaling $481 million, of which $216 million were unused, compared to $564 million and $339 million at December 31, 2007. The continued availability of these arrangements is at the discretion of the relevant lender, and a portion of these arrangements may be terminated at any time.

Other Foreign Credit Facilities

During the third quarter of 2008, we executed financing agreements in China. The facilities will provide for availability of up to 3.66 billion renminbi (approximately $535 million at December 31, 2008) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. There were no amounts outstanding at December 31, 2008.

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

The amended facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. It is an event of default under the facility if the ratio of GDTE’s consolidated net indebtedness to its consolidated EBITDA is greater than 3.0 to 1.0. This financial covenant will automatically be amended to conform to the European credit facilities upon any amendment of such covenant in the European credit facilities. The defined terms used for this financial covenant are substantially similar to those included in the European credit facilities.

As of December 31, 2008 and 2007, the amount available and fully utilized under this program totaled $483 million (€346 million) and $403 million (€275 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long-term debt and capital leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $61 million and $78 million at December 31, 2008 and December 31, 2007, respectively. These amounts are included in Notes payable and overdrafts.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2008 and 2007. The receivable financing programs of these subsidiaries did not utilize a special purpose entity (“SPE”). At December 31, 2008 and 2007, the gross amount of receivables sold was $116 million and $152 million, respectively.

Credit Ratings

Our credit ratings as of the date of this report are presented below:

	S&P	Moody’s

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility, due 2013	BB+	Baa3
$1.2 Billion Amended and Restated Second Lien Term Loan Facility, due 2014	BB	Ba1
European Facilities	BB+	Baa3
Floating Rate Senior Unsecured Notes, due 2009 and 8.625% Senior Unsecured Notes, due 2011	BB−	B1
9% Senior Unsecured Notes, due 2015	BB−	B1
All other Senior Unsecured Debt	BB−	B2
Corporate Rating (implied)	BB−	Ba3
Outlook/Watch	Stable	Negative

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

Our future liquidity requirements may make it necessary for us to incur additional debt. However, a substantial portion of our assets are already subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness. In addition, no assurance can be given as to our ability to raise additional unsecured debt.

Dividends

Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied.

Asset Acquisitions and Dispositions

In March 2008, we acquired an additional 6.12% ownership of TC Debica S.A., our tire manufacturing subsidiary in Poland, by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million. We have agreed to use our reasonable best efforts to procure from our Board of Directors, between March 2008 and August 2009, the approval to announce a tender offer for the remaining outstanding shares of that subsidiary that we do not already own, provided that such tender offer can be accomplished without the use of substantial cash financing from Goodyear. We also have agreed to facilitate the expansion of the daily commercial truck tire production capacity in Debica.

In October 2008, we acquired the remaining 25% ownership interest in Goodyear Dalian Tire Company Ltd., our tire manufacturing and distribution subsidiary in China. The amount of our additional investment and the impact on our results of operations and financial position were not material.

Given tightening credit markets and difficult economic conditions in certain of our major markets that have led to lower customer demand, we are deferring certain capital investments until circumstances improve. We now expect capital investments of between $700 million and $800 million in 2009.

The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2008:

	Payment Due by Period as of December 31, 2008
		1st	2nd	3rd	4th	5th	After
(In millions)	Total	Year	Year	Year	Year	Year	5 Years

Debt Obligations(1)	$4,943	$842	$32	$975	$225	$733	$2,136
Capital Lease Obligations(2)	36	5	6	6	5	12	2
Interest Payments(3)	1,203	258	223	201	135	114	272
Operating Leases(4)	1,327	287	244	191	144	116	345
Pension Benefits(5)	2,627	400	588	563	538	538	N/A
Other Post Retirement Benefits(6)	472	62	57	54	50	47	202
Workers’ Compensation(7)	388	74	48	36	27	21	182
Binding Commitments(8)	1,038	656	348	12	9	8	5
Uncertain Income Tax Positions(9)	57	22	4	26	1	1	3

	$12,091	$2,606	$1,550	$2,064	$1,134	$1,590	$3,147

(1)	Debt obligations include Notes payable and overdrafts.

(2)	The minimum lease payments for capital lease obligations is $46 million.

(3)	These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2008 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating lease obligations have not been reduced by minimum sublease rentals of $44 million, $35 million, $26 million, $19 million, $12 million, and $13 million in each of the periods above, respectively, for a total of $149 million. Payments, net of minimum sublease rentals, total $1,178 million. The present value of the net operating lease payments is $816 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2008. Although subject to change, the amounts set forth in the table for 2009 (the 1st year), 2010 (the 2nd year) and 2011 (the 3rd year) represent the midpoint of the range of our estimated minimum funding requirements for domestic defined benefit pension plans under current ERISA law, reflecting the current funding relief provisions of the Worker, Retiree and Employer Recovery Act of 2008; and the midpoint of the range of our expected contributions to our funded non-U.S. pension plans, plus expected cash funding of direct participant payments to our domestic and non-U.S. pension plans. For years after 2011, the amounts shown in the table represent the midpoint of the range of our estimated minimum funding requirements for our domestic defined benefit pension plans, plus expected cash funding of direct participant payments to our domestic and non-U.S. pension plans, and do not include estimates for contributions to our funded non-U.S. pension plans.

The expected contributions for our domestic plans are based upon a number of assumptions, including:

•	Projected Target Liability interest rate of 7.0% for 2009 through 2013, and

•	plan asset returns of 8.5% for 2009 and beyond.

Future contributions are also affected by other factors such as:

•	future interest rate levels,

•	the amount and timing of asset returns,

•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions, and

•	any changes to current law which would grant additional funding relief for defined benefit plan sponsors.

(6)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

(7)	The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $288 million.

(8)	Binding commitments are for raw materials and investments in land, buildings and equipment.

(9)	These amounts represent expected payments with interest for uncertain tax positions as of December 31, 2008. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of our global alliance with SRI, as set forth in the Umbrella Agreement between SRI and us, provide for certain minority exit rights available to SRI commencing in 2009. In addition, the occurrence of certain other events enumerated in the Umbrella Agreement, including certain bankruptcy events or changes in our control, could trigger a right of SRI to require us to purchase their interests in the global alliance immediately. SRI’s exit rights, in the event of the occurrence of a triggering event and the subsequent exercise of SRI’s exit rights, could require us to make a substantial payment to acquire SRI’s interests in the global alliance following the determination of the fair value of SRI’s interest. The Umbrella Agreement provides that the payment amount would be based on the fair value of SRI’s 25% minority shareholder’s interest in each of GDTE and GDTNA and the book value of net assets of the Japanese joint ventures. The payment amount would be determined through a negotiation process where, if no mutually agreed amount was determined, a binding arbitration process would determine that amount. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.”

•	Pursuant to certain long-term agreements, we will purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees were not significant at December 31, 2008. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	deteriorating economic conditions in any of our major markets, or an inability to access capital markets when necessary, may materially adversely affect our operating results, financial condition and liquidity;

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	work stoppages, financial difficulties or supply disruptions at our major OE customers, dealers or suppliers could harm our business;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	if we experience a labor strike, work stoppage or other similar event our financial position, results of operations and liquidity could be materially adversely affected;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	the challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales; and

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI in September 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected;

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At December 31, 2008, 68% of our debt was at variable interest rates averaging 3.83% compared to 56% at an average rate of 7.46% at December 31, 2007. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances.

We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There was one such interest rate contract outstanding at December 31, 2008. In October 2008, we entered into a basis swap with a counterparty under which we pay six-month LIBOR and receive one-month LIBOR plus a premium. This swap applies to $1.2 billion of notional principal and matures in October 2009. During 2008, the weighted average interest rates paid and received were 3.48% and 2.60%, respectively. Fair value gains and losses on this basis swap are recorded in Other (Income) and Expense. The fair value of this swap at December 31, 2008 was a liability of $10 million.

There were no interest rate swap contracts at December 31, 2007. During 2006, our weighted average interest rate swap contract notional principal amount was $183 million, LIBOR-based payments averaged 6.67% and fixed-rate receipts averaged 6.63%.

The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2008	2007

Carrying amount — liability	$1,514	$2,034
Fair value — liability	1,207	2,133
Pro forma fair value — liability	1,241	2,184

The pro forma information assumes a 100 basis point decrease in market interest rates at December 31 of each year, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.

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

The following table presents foreign currency forward contract information at December 31:

(In millions)	2008	2007

Fair value — asset (liability)	$(23)	$1
Pro forma decrease in fair value	(106)	(66)
Contract maturities	1/09 - 10/19	1/08 - 10/19

The pro forma change in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2008	2007

Asset (liability):
Current asset	$3	$3
Long term asset	1	5
Current liability	(27)	(7)

The counterparties to our interest rate and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. We control our credit exposure by diversifying across multiple counterparties and by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads. We also enter into master netting agreements with counterparties when possible. Based on our analysis, we consider the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could have a material effect on our consolidated financial position, results of operations or liquidity in the period in which it occurs.

For further information on interest rate contracts and foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	60
Report of Independent Registered Public Accounting Firm	61
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2008	62
Consolidated Balance Sheets at December 31, 2008 and December 31, 2007	63
Consolidated Statements of Shareholders’ Equity (Deficit) for each of the three years ended December 31, 2008	64
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008	65
Notes to Consolidated Financial Statements	66
Supplementary Data (unaudited)	120
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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2008 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007 (Note 15) and defined benefit pension and other postretirement plans as of December 31, 2006 (Note 14).

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 18, 2009

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2008	2007	2006

Net Sales	$19,488	$19,644	$18,751
Cost of Goods Sold	16,139	15,911	15,726
Selling, Administrative and General Expense	2,600	2,762	2,546
Rationalizations (Note 2)	184	49	311
Interest Expense (Note 16)	320	450	447
Other (Income) and Expense (Note 3)	59	8	(77)

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	186	464	(202)
United States and Foreign Taxes (Note 15)	209	255	60
Minority Interest	54	70	111

Income (Loss) from Continuing Operations	(77)	139	(373)
Discontinued Operations (Note 18)	—	463	43

Net Income (Loss)	$(77)	$602	$(330)

Net Income (Loss) Per Share — Basic
Income (Loss) from Continuing Operations	$(0.32)	$0.70	$(2.11)
Discontinued Operations	—	2.30	0.25

Net Income (Loss) Per Share — Basic	$(0.32)	$3.00	$(1.86)

Weighted Average Shares Outstanding (Note 4)	241	201	177
Net Income (Loss) Per Share — Diluted
Income (Loss) from Continuing Operations	$(0.32)	$0.65	$(2.11)
Discontinued Operations	—	2.00	0.25

Net Income (Loss) Per Share — Diluted	$(0.32)	$2.65	$(1.86)

Weighted Average Shares Outstanding (Note 4)	241	232	177

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2008	2007

Assets
Current Assets:
Cash and cash equivalents (Note 1)	$1,894	$3,463
Restricted cash	12	191
Accounts receivable (Note 5)	2,547	3,103
Inventories (Note 6)	3,592	3,164
Prepaid expenses and other current assets (Note 8)	295	251

Total Current Assets	8,340	10,172
Goodwill (Note 7)	683	713
Intangible Assets (Note 7)	160	167
Deferred Income Taxes (Note 15)	54	83
Other Assets (Note 8)	355	458
Property, Plant and Equipment (Note 9)	5,634	5,598

Total Assets	$15,226	$17,191

Liabilities
Current Liabilities:
Accounts payable-trade	$2,509	$2,422
Compensation and benefits (Notes 13 and 14)	624	897
Other current liabilities	643	753
United States and foreign taxes	156	196
Notes payable and overdrafts (Note 12)	265	225
Long term debt and capital leases due within one year (Note 12)	582	171

Total Current Liabilities	4,779	4,664
Long Term Debt and Capital Leases (Note 12)	4,132	4,329
Compensation and Benefits (Notes 13 and 14)	3,487	3,404
Deferred and Other Noncurrent Income Taxes (Note 15)	193	274
Other Long Term Liabilities	763	667
Minority Equity in Subsidiaries	850	1,003

Total Liabilities	14,204	14,341
Commitments and Contingent Liabilities (Note 20)
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450,000,000 shares in 2008 and 2007
Outstanding shares, 241,289,921 (240,122,374 in 2007)	241	240
Capital Surplus	2,702	2,660
Retained Earnings	1,525	1,602
Accumulated Other Comprehensive Loss (Note 19)	(3,446)	(1,652)

Total Shareholders’ Equity	1,022	2,850

Total Liabilities and Shareholders’ Equity	$15,226	$17,191

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
					Other	Shareholders’
	Common Stock		Capital	Retained	Comprehensive	Equity
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	(Deficit)

Balance at December 31, 2005
(after deducting 19,168,917 treasury shares)	176,509,751	$177	$1,398	$1,298	$(2,800)	$73
Comprehensive income (loss):
Net loss				(330)		(330)
Foreign currency translation (net of tax of $0)					233
Reclassification adjustment for amounts recognized in income (net of tax of $0)					2
Additional pension liability (net of tax of $38)					439
Unrealized investment loss (net of tax of $0)					(4)
Deferred derivative gain (net of tax of $0)					1
Reclassification adjustment for amounts recognized in income (net of tax of $(3))					(3)

Other comprehensive income (loss)						668

Total comprehensive income (loss)						338
Adjustment to initially apply FASB Statement No. 158 for pension and OPEB (net of tax of $49)					(1,199)	(1,199)
Common stock issued from treasury:
Stock-based compensation plans	1,709,219	1	11			12
Stock-based compensation			18			18

Balance at December 31, 2006
(after deducting 17,459,698 treasury shares)	178,218,970	178	1,427	968	(3,331)	(758)
Adjustment for adoption of FIN 48 (Note 15)				32		32
Comprehensive income (loss):
Net income				602		602
Foreign currency translation (net of tax of $1)					482
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(13)
Prior service credit from defined benefit plan amendments (net of minority interest of $3)					488
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8 and minority interest of $14)					154
Decrease in net actuarial losses (net of tax of $21 and minority interest of $28)					445
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $10 and minority interest of $2)					137
Unrealized investment loss (net of tax of $0)					(14)
Other comprehensive income (loss)						1,679

Total comprehensive income (loss)						2,281
Issuance of shares for public equity offering (Note 22)	26,136,363	26	808			834
Issuance of shares for conversion of debt (Note 12)	28,728,852	29	307			336
Common stock issued from treasury:
Stock-based compensation plans (Note 13)	7,038,189	7	96			103
Stock-based compensation			22			22

Balance at December 31, 2007
(after deducting 10,438,287 treasury shares)	240,122,374	240	2,660	1,602	(1,652)	2,850
Comprehensive income (loss):
Net loss				(77)		(77)
Foreign currency translation (net of tax of $0)					(488)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(15)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $11 and minority interest of $7)					99
Increase in net actuarial losses (net of tax of $11 and minority interest of $10)					(1,452)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 and minority interest of $(11))					67
Unrealized investment loss (net of tax of $0)					(5)
Other comprehensive income (loss)						(1,794)

Total comprehensive income (loss)						(1,871)
Issuance of shares for conversion of debt (Note 12)	328,954	—	4			4
Common stock issued from treasury:
Stock-based compensation plans (Note 13)	838,593	1	4			5
Stock-based compensation			34			34

Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,702	$1,525	$(3,446)	$1,022

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2008	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$(77)	$602	$(330)
Less: Discontinued Operations	—	463	43

Income (Loss) from Continuing Operations	(77)	139	(373)
Adjustments to reconcile net income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	660	614	637
Amortization and write-off of debt issuance costs	26	45	19
Net rationalization charges (Note 2)	184	49	311
Net gains on asset sales (Note 3)	(53)	(15)	(40)
Minority interest and equity earnings	47	64	106
VEBA funding	(1,007)	—	—
Pension contributions and direct payments	(364)	(719)	(708)
Rationalization payments	(84)	(75)	(119)
Customer prepayments and government grants	105	9	3
Insurance recoveries	16	7	46
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	294	(104)	265
Inventories	(700)	(395)	127
Accounts payable — trade	287	294	71
United States and foreign taxes	(38)	(36)	(187)
Other long term liabilities	(28)	(26)	(40)
Compensation and benefits	(31)	292	337
Other current liabilities	(28)	(76)	27
Prepaid expenses and other current assets	(58)	29	(13)
Deferred and other noncurrent income taxes	32	23	(45)
Other assets and liabilities	72	(27)	21

Total operating cash flows from continuing operations	(745)	92	445
Operating cash flows from discontinued operations	—	13	115

Total Cash Flows from Operating Activities	(745)	105	560
Cash Flows from Investing Activities:
Capital expenditures	(1,049)	(739)	(637)
Asset dispositions	58	107	127
Asset acquisitions	(84)	—	(41)
Decrease in restricted cash	4	23	27
Investment in The Reserve Primary Fund	(360)	—	—
Return of investment in The Reserve Primary Fund	284	—	—
Other transactions	11	3	26

Total investing cash flows from continuing operations	(1,136)	(606)	(498)
Investing cash flows from discontinued operations	—	1,435	(34)

Total Cash Flows from Investing Activities	(1,136)	829	(532)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	97	21	77
Short term debt and overdrafts paid	(31)	(81)	(101)
Long term debt incurred	1,780	142	2,245
Long term debt paid	(1,459)	(2,327)	(501)
Common stock issued (Notes 13 and 22)	5	937	12
Dividends paid to minority interests in subsidiaries	(55)	(100)	(69)
Debt related costs and other transactions	11	(18)	(15)

Total financing cash flows from continuing operations	348	(1,426)	1,648
Financing cash flows from discontinued operations	—	(9)	(1)

Total Cash Flows from Financing Activities	348	(1,435)	1,647
Net Change in Cash of Discontinued Operations	—	27	(10)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(36)	75	59

Net Change in Cash and Cash Equivalents	(1,569)	(399)	1,724
Cash and Cash Equivalents at Beginning of the Year	3,463	3,862	2,138

Cash and Cash Equivalents at End of the Year	$1,894	$3,463	$3,862

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Accounting Policies

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries and variable interest entities in which it is has been determined that we are the primary beneficiary. Investments in companies in which we do not own a majority and we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Investments in other companies are carried at cost. All intercompany balances and transactions have been eliminated in consolidation.

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

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $366 million, $372 million and $342 million in 2008, 2007 and 2006, respectively.

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

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising program with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $373 million, $394 million and $318 million in 2008, 2007 and 2006, respectively.

Rationalizations

We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Associate-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. Other than associate-related costs, costs generally include, but are not limited to, non-cancelable lease costs, contract terminations, and moving and relocation costs. Rationalization charges related to accelerated depreciation and asset impairments are recorded in CGS or SAG. Refer to Note 2.

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

Cash and Cash Equivalents / Consolidated Statements of Cash Flows

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment-grade rated counterparties. At December 31, 2008, our cash investments with any single counterparty did not exceed $250 million.

Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the related hedged items. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities. Book overdrafts are recorded within Accounts payable-trade and totaled $97 million and $118 million at December 31, 2008 and 2007, respectively. Bank overdrafts are recorded within Notes payable and overdrafts. Cash flows associated with book and bank overdrafts are classified as financing activities. Investing activities exclude $33 million and $132 million of accrued capital expenditures for 2008 and 2007, respectively. Non-cash financing activities in 2007 included the issuance of 28.7 million shares of our common stock in exchange for approximately $346 million principal amount of our 4% convertible senior notes due 2034.

Restricted Net Assets

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make cash distributions. At December 31, 2008, approximately $331 million of net assets were subject to such restrictions, compared to approximately $308 million at December 31, 2007.

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

Goodwill and Other Intangible Assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill and intangible assets with indefinite useful lives as of July 31. The impairment test uses a valuation methodology based upon an EBITDA multiple using comparable companies. In addition, the carrying amount of goodwill and intangible assets with indefinite useful lives is reviewed whenever events or circumstances indicated that revisions might be warranted. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Note 7.

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

(“AOCL”), net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 8 and 19.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Notes 9 and 16.

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

Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges, excluding premiums, are recorded in Other (Income) and Expense in the current period. Gains and losses on contracts with no hedging designation are recorded in Other (Income) and Expense in the current period. We do not include premiums paid on forward currency contracts in our assessment of hedge effectiveness. Premiums on contracts designated as hedges are recognized in Other (Income) and Expense over the life of the contract.

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

Refer to Note 12.

Stock-Based Compensation

We measure compensation cost arising from the grant of share-based awards to employees at fair value and recognize such cost in income over the period during which the service is provided, usually the vesting period. We recognize compensation expense using the straight-line approach. We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected term is determined using a weighted average of the contractual term and vesting period of the award under the simplified method, as historical data was not sufficient to provide a reasonable estimate;

•	Expected volatility is measured using the weighted average of historical daily changes in the market price of our common stock over the expected term of the award and implied volatility calculated for our exchange traded options with an expiration date greater than one year;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years.

Refer to Note 13.

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

Fair Value Measurements

Valuation Hierarchy

Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.

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

Refer to Note 11.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2008 presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. SFAS No. 157 expands the disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. The adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as shareholders’ equity. SFAS No. 141 (R) and the recognition and measurement provisions of SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning on or after December 15, 2008. The presentation and disclosure provisions of SFAS No. 160 are to be applied retrospectively for all periods presented. We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We will reflect the presentation and disclosure requirements of SFAS No. 160 in our Form 10-Q for the period ending March 31, 2009.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The FSP defers the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives, guarantees and certain other items. The adoption of FSP FAS 157-2 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We adopted SFAS No. 161 effective January 1, 2009 and will report the required disclosures in our Form 10-Q for the period ending March 31, 2009.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. Certain disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP FAS 142-3 effective January 1, 2009 and will report the required disclosures in our Form 10-Q for the period ending March 31, 2009.

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

2008, and interim periods within those fiscal years. Early adoption is not permitted. The FSP is to be applied retrospectively. In July 2004, we issued $350 million of 4% convertible senior notes due 2034, and subsequently exchanged $346 million of those notes for common stock and a cash payment in December 2007. The remaining $4 million of notes were converted into common stock in May 2008. The adoption of APB 14-1 effective January 1, 2009 will result in a reclassification in our consolidated statements of shareholders’ equity between retained earnings and capital surplus, however the adoption will not impact our financial position.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 effective January 1, 2009 will not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP was effective upon issuance. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active. Our fair value measurements classified as Level 3 were determined in accordance with the provisions of the FSP.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The FSP requires disclosure of additional information about investment allocation, fair values of major categories of assets, the development of fair value measurements, and concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. We will adopt the FSP upon its effective date and will report the required disclosures in our Form 10-K for the period ending December 31, 2009.

Note 2.	Costs Associated with Rationalization Programs

To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income (Loss) from Continuing Operations before Income Taxes and Minority Interest are as follows:

(In millions)	2008	2007	2006

New charges	$192	$63	$322
Reversals	(8)	(14)	(11)

	$184	$49	$311

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs (continued)

The following table presents the roll-forward of the liability balance between periods:

		Other Than
	Associate- related	Associate- related
(In millions)	Costs	Costs	Total

Balance at December 31, 2005	$17	$15	$32
2006 charges	294	28	322
Incurred	(225)	(21)	(246)
Reversed to the Statement of Operations	(9)	(2)	(11)

Balance at December 31, 2006	77	20	97
2007 charges	36	27	63
Incurred	(45)	(39)	(84)
Reversed to the Statement of Operations	(12)	(2)	(14)

Balance at December 31, 2007	56	6	62
2008 charges	152	40	192
Incurred	(87)	(23)	(110)
Reversed to the Statement of Operations	(3)	(5)	(8)

Balance at December 31, 2008	$118	$18	$136

Rationalization actions in 2008 consisted primarily of the closure of the Somerton, Australia tire manufacturing facility, closure of the Tyler, Texas mix center, and our plan to exit 92 of our underperforming retail stores in the U.S. Other rationalization actions in 2008 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in all of our strategic business units.

During 2008, net rationalization charges of $184 million ($167 million after-tax or $0.69 per share) were recorded. New charges of $192 million were comprised of $142 million for plans initiated in 2008, consisting of $118 million for associate severance costs and $24 million for other exit and non-cancelable lease costs, and $50 million for plans initiated in 2007 and prior years, consisting of $34 million for associate severance costs and $16 million for other exit and non-cancelable lease costs. The net charges in 2008 also included the reversal of $8 million of charges for actions no longer needed for their originally intended purposes. Approximately 3,100 associates will be released under 2008 plans, of which 1,500 were released by December 31, 2008.

In 2008, $87 million was incurred for associate severance payments and pension curtailment costs, and $23 million was incurred for non-cancelable lease and other exit costs.

The accrual balance of $136 million at December 31, 2008 consists of $118 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $18 million primarily for long term non-cancelable lease costs.

In addition to the above charges, accelerated depreciation charges of $28 million were recorded in CGS in 2008, related primarily to the closure of the Somerton, Australia tire manufacturing facility and the Tyler, Texas mix center.

Rationalization actions in 2007 consisted primarily of a decision to reduce tire production at two facilities in Amiens, France in our Europe, Middle East and Africa Tire Segment (“EMEA”). Other rationalization actions in 2007 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in several strategic business units.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs (continued)

During 2007, net rationalization charges of $49 million ($41 million after-tax or $0.17 per share) were recorded. New charges of $63 million were comprised of $28 million for plans initiated in 2007, primarily related to associate severance costs, and $35 million for plans initiated in 2006, consisting of $9 million for associate severance costs and $26 million for other exit and non-cancelable lease costs. The net charges in 2007 also included the reversal of $14 million of charges for actions no longer needed for their originally intended purposes. Approximately 700 associates were to be released under programs initiated in 2007, of which approximately 400 were released by December 31, 2008.

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

Rationalization actions in 2006 consisted of plant closures in EMEA of a passenger tire manufacturing facility in Washington, United Kingdom, and in the Asia Pacific Tire Segment of the Upper Hutt, New Zealand passenger tire manufacturing facility. Charges were also incurred for a plan in North American Tire to cease tire manufacturing at our Tyler, Texas facility, which was substantially complete in December 2007, and a plan in EMEA to close our tire manufacturing facility in Casablanca, Morocco, which was completed in the first quarter of 2007. Charges were also recorded for a partial plant closure in the North American Tire Segment involving a plan to discontinue tire production at our Valleyfield, Quebec facility, which was completed by the second quarter of 2007. In conjunction with these charges we also recorded a $47 million tax valuation allowance. Other plans in 2006 included an action in the EMEA to exit the bicycle tire and tube production line in Debica, Poland, retail store closures in the EMEA as well as plans in most segments to reduce selling, administrative and general expenses through headcount reductions, all of which were substantially completed.

For 2006, $311 million ($328 million after-tax or $1.85 per share) of net charges were recorded. New charges of $322 million are comprised of $315 million for plans initiated in 2006 and $7 million for plans initiated in 2005 for associate-related costs. The $315 million of charges for 2006 plans consisted of $286 million of associate-related costs, of which $159 million related to associate severance costs and $127 million related to non-cash pension and postretirement benefit costs, and $29 million of non-cancelable lease costs. The net charges in 2006 also included reversals of $11 million for actions no longer needed for their originally intended purposes. Approximately 4,800 associates were to be released under programs initiated in 2006, of which approximately 4,700 were released by December 31, 2008.

In 2006, $98 million was incurred for associate severance payments, $127 million for non-cash pension and postretirement termination benefit costs, and $21 million for non-cancelable lease and other exit costs.

In addition to the above charges, accelerated depreciation charges of $81 million and asset impairment charges of $2 million were recorded in CGS related to fixed assets that were taken out of service primarily in connection with the Washington, Casablanca, Upper Hutt, and Tyler plant closures. We also recorded charges of $2 million of accelerated depreciation and $3 million of asset impairment in SAG.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other (Income) and Expense

(In millions)	2008	2007	2006

Interest income	$(68)	$(128)	$(86)
Asset sales	(53)	(15)	(40)
Financing fees and financial instruments	97	106	40
General and product liability — discontinued products	30	15	26
Foreign currency exchange	57	31	(2)
Royalty income	(32)	(15)	(8)
Subsidiary liquidation loss	16	—	—
Fire loss expense	3	12	—
Miscellaneous	9	2	(7)

	$59	$8	$(77)

Interest income consisted primarily of amounts earned on cash deposits. The decrease in 2008 compared to 2007 was due primarily to lower average cash balances and interest rates during the year.

Net gains on asset sales in 2008 were $53 million ($50 million after-tax or $0.21 per share) and included a gain of $20 million on the sale of property in EMEA, a gain of $10 million on the sale of property, buildings and equipment in Asia Pacific Tire, a gain of $11 million on the sale of property in North American Tire, a gain of $5 million on the sale of property and buildings in Latin American Tire, and net gains of $7 million on the sales of other assets in North American Tire.

Net gains on asset sales in 2007 were $15 million ($11 million after-tax or $0.05 per share) and included a gain of $19 million on the sale of our Washington, UK facility in EMEA, a gain of $19 million on the sale of warehouses and other property and equipment in North American Tire, a gain of $7 million on the sale of property in Asia Pacific Tire, and net gains of $6 million on the sales of other assets primarily in EMEA and North American Tire. Net gains were partially offset by the loss of $36 million on the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation in the fourth quarter of 2007.

Net gains on asset sales in 2006 were $40 million ($31 million after-tax or $0.17 per share) and included a gain of $21 million on the sale of a capital lease in EMEA, a gain of $9 million on the sale of the Fabric business, and net gains of $10 million on the sales of other assets primarily in EMEA.

Financing fees and financial instruments in 2008 included $43 million related to the redemption of $650 million of long term debt, of which $33 million was a cash premium paid on the redemption, $9 million was deferred financing fee write-offs, and $1 million was bond discount write-offs. Also included was a $10 million charge related to the interest rate basis swap on our $1.2 billion term loan and a $5 million valuation allowance on our investment in The Reserve Primary Fund.

Financing fees and financial instruments in 2007 included $33 million related to the redemption of $315 million of long term debt, of which $28 million was a cash premium paid on the redemption, and $5 million was deferred financing fee write-offs. Also included was a $17 million charge related to the exchange offer for our outstanding 4% convertible senior notes and $14 million of debt issuance costs written-off in connection with our refinancing activities in April 2007.

General and product liability-discontinued products includes charges for claims against us related to asbestos personal injury claims, and for liabilities related to Entran II claims, net of probable insurance recoveries. During 2008, $3 million of expenses were related to Entran II claims and $27 million of net expenses were related to asbestos claims ($28 million of expense and $1 million of probable insurance recoveries). During 2007, $4 million of expenses were related to Entran II claims and $11 million of net expenses were related to asbestos claims

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

During 2008, we incurred $57 million of foreign currency exchange losses primarily as a result of the weakening Canadian dollar, euro, South African rand and Australian dollar against the U.S. dollar.

During 2007, we incurred $31 million of foreign currency exchange losses primarily as a result of the strengthening euro, Chilean peso and Brazilian real against the U.S. dollar.

Royalty income increased in 2008 and included royalties from licensing arrangements related to divested businesses, including recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in the third quarter of 2007.

We liquidated our subsidiary in Jamaica in the fourth quarter of 2008 and recognized a loss of $16 million primarily due to the recognition of accumulated foreign currency translation losses.

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

The following table presents the number of incremental weighted average shares outstanding used in computing diluted per share amounts:

	2008	2007	2006

Weighted average shares outstanding — basic	240,692,524	200,933,767	177,253,463
4% convertible senior notes due 2034	—	26,673,721	—
Stock options and other dilutive securities	—	4,110,442	—

Weighted average shares outstanding — diluted	240,692,524	231,717,930	177,253,463

Weighted average shares outstanding — diluted for 2008 exclude the effects of approximately 6 million potential common shares related to options with exercise prices less than the average market price of our common stock (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Net loss in 2008. Weighted average shares outstanding — diluted for 2006 exclude the effects of approximately 29 million contingently issuable shares and approximately 7 million equivalent shares related to options with exercise prices less than the average market price of our common stock (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Net loss in 2006.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Per Share of Common Stock (continued)

Additionally, weighted average shares outstanding — diluted exclude approximately 9 million, 6 million and 17 million potential common shares related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options), for 2008, 2007 and 2006, respectively.

The following table presents the computation of Adjusted income (loss) from continuing operations and Adjusted net income (loss) used in computing per share amounts. Adjusted income for 2008 does not include the after-tax interest costs as substantially all of the convertible notes were exchanged in December 2007. The computation assumes that after-tax interest costs incurred on the convertible notes would have been avoided had the convertible notes been converted as of January 1, 2007 for 2007. Amounts for 2006 do not include the after-tax interest cost as the convertible notes were anti-dilutive for the year.

(In millions)	2008	2007	2006

Income (Loss) from Continuing Operations	$(77)	$139	$(373)
After-tax impact of 4% Convertible Senior Notes due 2034	—	13	—

Adjusted Income (Loss) from Continuing Operations	(77)	152	(373)
Discontinued Operations	—	463	43

Adjusted Net Income (Loss)	$(77)	$615	$(330)

Note 5.	Accounts Receivable

(In millions)	2008	2007

Accounts receivable	$2,640	$3,191
Allowance for doubtful accounts	(93)	(88)

	$2,547	$3,103

Note 6.	Inventories

(In millions)	2008	2007

Raw materials	$714	$591
Work in process	119	147
Finished products	2,759	2,426

	$3,592	$3,164

Note 7.	Goodwill and Other Intangible Assets

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2008:

	Balance at			Translation &	Balance at
	December 31,	Purchase Price		Other	December 31,
(In millions)	2007	Allocation	Divestitures	Adjustments	2008

North American Tire	$94	$—	$—	$—	$94
Europe, Middle East and Africa Tire	547	28	(1)	(52)	522
Asia Pacific Tire	72	—	—	(5)	67

	$713	$28	$(1)	$(57)	$683

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets (continued)

In March 2008, we acquired an additional 6.12% ownership interest in our tire manufacturing subsidiary in Poland by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million.

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2007:

	Balance at			Translation &	Balance at
	December 31,	Purchase Price		Other	December 31,
(In millions)	2006	Allocation	Divestitures	Adjustments	2007

North American Tire	$95	$—	$(1)	$—	$94
Europe, Middle East and Africa Tire	500	—	(2)	49	547
Asia Pacific Tire	67	—	—	5	72

	$662	$—	$(3)	$54	$713

We reduced the carrying amount of goodwill by $11 million during 2007 primarily as a result of the adoption of FIN 48 and the release of a tax valuation allowance recorded in the purchase price allocation in prior years.

The following table presents information about other intangible assets:

	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount(1)	Amortization(1)	Amount	Amount(1)	Amortization(1)	Amount

Intangible assets with indefinite lives	$128	$(6)	$122	$131	$(9)	$122
Trademarks and patents	36	(21)	15	46	(23)	23
Other intangible assets	29	(6)	23	31	(9)	22

Total Other intangible assets	$193	$(33)	$160	$208	$(41)	$167

(1)	Includes impact of foreign currency translation.

Intangible assets are primarily comprised of the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.

Amortization expense for intangible assets totaled $3 million in 2008, and $4 million in both 2007 and 2006. We estimate that annual amortization expense related to intangible assets will be approximately $3 million during each of the next five years and the weighted average remaining amortization period is approximately 21 years.

At December 31, 2008, as a result of certain impairment indicators including the decrease in our market capitalization, as well as the economic outlook in the United States, we performed an interim goodwill impairment analysis for our North American Tire business unit. Our annual impairment analysis for 2008 and 2007 as well as our interim analysis for North American Tire at December 31, 2008, indicated no impairment of goodwill or other intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be re-performed for goodwill for segments other than North American Tire or for other intangible assets with indefinite lives for any segment at December 31, 2008.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Other Assets

We have funded approximately 10% of the obligations under our Supplemental Pension Plan as of December 31, 2008 (approximately 33% at December 31, 2007) using a trust. The trust invests in debt and equity securities and funds current benefit payments under the Supplemental Pension Plan. No contributions were made to the trust in 2008 or 2007. The debt securities have maturities ranging from January 15, 2009 through September 1, 2036. The fair value of the trust assets was $7 million and $21 million at December 31, 2008 and 2007, respectively, and was included in Other Assets. We have classified the trust assets as available-for-sale. Accordingly, gains and losses resulting from changes in the fair value of the trust assets are deferred and reported in AOCL. At December 31, 2008, AOCL included an unrealized holding loss on the trust assets of $2 million after-tax and an unrealized holding gain of $2 million after-tax at December 31, 2007.

We owned 3,421,306 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2008 and 2007 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $29 million and $31 million at December 31, 2008 and 2007, respectively, and was included in Other Assets. We have classified the Sumitomo Investment as available-for-sale. At December 31, 2008, AOCL included gross unrealized holding gains on the Sumitomo Investment of $13 million ($14 million after-tax), compared to $14 million ($15 million after-tax) at December 31, 2007.

In March 2008, we acquired an additional 6.12% ownership interest in our tire manufacturing subsidiary in Poland by purchasing outstanding shares held by minority shareholders for $46 million. In October 2008, we acquired the remaining 25% ownership interest in Goodyear Dalian Tire Company Ltd., our tire manufacturing and distribution subsidiary in China. The amount of our additional investment and the impact on our results of operations and financial position were not material. We finalized purchase accounting in 2008 for both acquisitions.

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

Dividends received from our consolidated subsidiaries were $209 million, $562 million and $247 million in 2008, 2007 and 2006, respectively. Dividends received from our affiliates accounted for using the equity method were $3 million, $3 million and $5 million in 2008, 2007 and 2006, respectively.

In the third quarter of 2008, we sought redemption of $360 million invested in The Reserve Primary Fund. Due to reported losses in its investment portfolio and other liquidity issues, the fund ceased honoring redemption requests. The Board of Trustees of the fund subsequently voted to liquidate the assets of the fund and approved periodic distributions of cash to its shareholders. The plan of liquidation is subject to the supervision of the SEC under an exemption order granted to the fund. In the fourth quarter of 2008, we received partial distributions of $284 million. At December 31, 2008, $71 million, net of a $5 million valuation allowance, was classified as Prepaid expenses and other current assets, which represent the remaining funds still to be redeemed by The Reserve Primary Fund.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Property, Plant and Equipment

	2008			2007
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total

Property, plant and equipment, at cost:
Land	$429	$4	$433	$441	$5	$446
Buildings	1,847	62	1,909	1,992	64	2,056
Machinery and equipment	10,604	93	10,697	10,564	92	10,656
Construction in progress	748	—	748	596	—	596

	13,628	159	13,787	13,593	161	13,754
Accumulated depreciation	(8,213)	(97)	(8,310)	(8,236)	(93)	(8,329)

	5,415	62	5,477	5,357	68	5,425
Spare parts	157	—	157	173	—	173

	$5,572	$62	$5,634	$5,530	$68	$5,598

The range of useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 5 to 45 years; machinery and equipment, 3 to 30 years.

Note 10.	Leased Assets

Net rental expense comprised the following:

(In millions)	2008	2007	2006

Gross rental expense	$383	$372	$361
Sublease rental income	(68)	(70)	(75)

	$315	$302	$286

We enter into leases primarily for our wholesale and retail distribution facilities, vehicles, and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our domestic retail distribution network is sublet to independent dealers.

While substantially all subleases and some operating leases are cancelable for periods beyond 2009, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leased Assets (continued)

The following table presents minimum future lease payments:

						2014 and
(In millions)	2009	2010	2011	2012	2013	Beyond	Total

Capital Leases
Minimum lease payments	$8	$8	$8	$7	$12	$3	$46
Imputed interest	(3)	(2)	(2)	(2)	—	(1)	(10)

Present value	$5	$6	$6	$5	$12	$2	$36

Operating Leases
Minimum lease payments	$287	$244	$191	$144	$116	$345	$1,327
Minimum sublease rentals	(44)	(35)	(26)	(19)	(12)	(13)	(149)

	$243	$209	$165	$125	$104	$332	1,178

Imputed interest							(362)

Present value							$816

Note 11.	Fair Value Measurements

The following table presents information about assets and liabilities recorded at fair value at December 31, 2008 on the Consolidated Balance Sheet:

		Quoted Prices in
	Total Carrying	Active Markets for
	Value in the	Identical	Significant Other	Significant
	Consolidated	Assets/Liabilities	Observable Inputs	Unobservable Inputs
(In millions)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments	$38	$38	$—	$—
Derivative Financial Instruments	4	—	3	1

Total Assets at Fair Value	$42	$38	$3	$1

Liabilities:
Derivative Financial Instruments	$37	$—	$27	$10

Total Liabilities at Fair Value	$37	$—	$27	$10

Derivative financial instrument valuations classified as Level 3 include our interest rate basis swap discussed in Note 12 and an embedded currency derivative in long-dated operating leases. The valuation of the basis swap is calculated using a net present value of future cash flows based on available market rates at December 31, 2008. The valuation of the embedded currency derivative is based on an extrapolation of forward rates to the assumed expiration of the leases. Other (Income) and Expense in 2008 included a loss of $5 million resulting primarily from the change in the fair value of the embedded derivative, and an unrealized loss of $10 million related to the interest rate basis swap.

The following table presents fair value information about long term fixed rate debt, excluding capital leases, at December 31:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Fair Value Measurements (continued)

(In millions)	2008	2007

Carrying amount — liability	$1,514	$2,034
Fair value — liability	1,207	2,133

The fair value was estimated using quoted market prices or discounted future cash flows. At December 31, 2008, the carrying amount of our fixed rate debt exceeded the fair value due to the tighter U.S. credit markets. The fair value exceeded the carrying amount at December 31, 2007 due primarily to lower market interest rates.

The following table presents fair value information about long term variable rate debt at December 31:

(In millions)	2008	2007

Carrying amount — liability	$3,164	$2,426
Fair value — liability	2,531	2,368

The fair value was estimated using quoted market prices or discounted future cash flows. At December 31, 2008, the carrying amount of our variable rate debt exceeded the fair value due to the tighter U.S. credit markets. The fair value of our variable rate debt at December 31, 2007 approximated its carrying amount.

Note 12.	Financing Arrangements and Derivative Financial Instruments

At December 31, 2008, we had total credit arrangements totaling $7,127 million, of which $1,677 million were unused.

Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2008, we had short term committed and uncommitted credit arrangements totaling $481 million, of which $216 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

The following table presents amounts due within one year at December 31:

(In millions)	2008	2007

Notes payable and overdrafts	$265	$225

Weighted average interest rate	6.33%	6.90%
Long term debt and capital leases due within one year:
6 3/8% Notes due 2008	$—	$100
Floating rate notes due 2009	498	—
Other (including capital leases)	84	71

	$582	$171

Weighted average interest rate	6.28%	6.57%

Total obligations due within one year	$847	$396

Long Term Debt and Capital Leases and Financing Arrangements

At December 31, 2008, we had long term credit arrangements totaling $6,646 million, of which $1,461 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates at December 31:

		Interest		Interest
(In millions)	2008	Rate	2007	Rate

Notes:
6 3/8% due 2008	$—	—	$100	6 3/8%
Floating rate notes due 2009	498	6.29%	497	8.66%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	325	8.625%
Floating rate notes due 2011	—	—	200	13.71%
11% due 2011	—	—	449	11.25%
9% due 2015	260	9%	260	9%
7% due 2028	149	7%	149	7%
4% convertible senior notes due 2034	—	—	4	4%
Credit Facilities:
€505 million revolving credit facility due 2012	182	4.75%	—	—
$1.5 billion first lien revolving credit facility due 2013	700	1.73%	—	—
$1.2 billion second lien term loan facility due 2014	1,200	2.22%	1,200	6.43%
Pan-European accounts receivable facility due 2015	483	5.81%	403	5.75%
Other domestic and international debt(1)	231	7.54%	223	7.65%

	4,678		4,460
Capital lease obligations	36		40

	4,714		4,500
Less portion due within one year	(582)		(171)

	$4,132		$4,329

(1)	Interest rates are weighted average interest rates.

NOTES

$100 Million Senior Notes due 2008

During the first quarter of 2008, we repaid our $100 million 6 3/8% senior notes at their maturity.

$650 Million Senior Secured Notes due 2011

During the first quarter of 2008, we redeemed $450 million in aggregate principal amount of our 11% senior secured notes due 2011 at a redemption price of 105.5% of the principal amount thereof and $200 million in aggregate principal amount of our senior secured floating rate notes due 2011 at a redemption price of 104% of the principal amount thereof, plus in each case accrued and unpaid interest to the redemption date.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

4% Convertible Senior Notes due 2034

During the fourth quarter of 2007, approximately $346 million of convertible notes were exchanged for 28.7 million shares of Goodyear common stock and a cash payment. During the second quarter of 2008, the remaining $4 million of convertible notes were converted into 0.3 million shares of Goodyear common stock in accordance with their terms.

CREDIT FACILITIES

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

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

The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006.

For the 270-day period following April 20, 2007 and, thereafter if the availability under the facility is greater than or equal to $400 million, amounts drawn under the facility will bear interest either (i) at a rate of 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of the prime rate or the federal

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

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

At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility. At December 31, 2007, there were no borrowings and $526 million of letters of credit were issued under the revolving credit facility.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014

Our amended and restated second lien term loan facility is subject to the consent of the lenders making additional term loans, whereby, we may request that the facility be increased by up to $300 million. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. The second lien term loan facility, which matures on April 30, 2014, contains covenants similar to those in the $1.5 billion first lien credit facility. However, if our Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the facility.

Loans under this facility bear interest, at our option, at LIBOR plus 175 basis points or an alternative base rate plus 75 basis points. If our corporate ratings by Moody’s and Standard & Poor’s are Ba3 or better and BB- or better, respectively (in each case with at least a stable outlook), then loans under this facility will bear interest, at our option, at LIBOR plus 150 basis points or an alternative base rate plus 50 basis points.

As December 31, 2008 and 2007, this facility was fully drawn.

€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012

Our amended and restated facilities consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”) and a €350 million European revolving credit facility, which is available to the same German borrowers and to GDTE and certain of its other subsidiaries, with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

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

The above facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006.

As of December 31, 2008, there were no borrowings under the German revolving credit facility and there were $10 million (€7 million) of letters of credit issued and $182 million (€130 million) of borrowings (including $84 million (€60 million) of borrowings by the non-German borrowers) under the European revolving credit facility. As of December 31, 2007, there were $12 million (€8 million) of letters of credit issued and no borrowings under the European revolving credit facility and no borrowings under the German revolving credit facility.

International Accounts Receivable Securitization Facilities (On-Balance Sheet)

GDTE and certain of its subsidiaries are party to a pan-European accounts receivable securitization facility. On July 23, 2008, certain of our European subsidiaries amended and restated the pan-European accounts receivable securitization facility. The amendments increased the funding capacity of the facility from €275 million to €450 million and extended the expiration date from 2009 to 2015. The facility is subject to customary annual renewal of back-up liquidity commitments.

The amended facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. It is an event of default under the facility if the ratio of GDTE’s consolidated net indebtedness to its consolidated EBITDA is greater than 3.00 to 1.00. This financial covenant will automatically be amended to conform to the European credit facilities upon any amendment of such covenant in the European credit facilities. The defined terms used for this financial covenant are substantially similar to those included in the European credit facilities.

As of December 31, 2008 and 2007, the amount available and fully utilized under this program totaled $483 million (€346 million) and $403 million (€275 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long-term debt and capital leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $61 million and $78 million at December 31, 2008 and 2007, respectively. These amounts are included in Notes payable and overdrafts.

Other Foreign Credit Facilities

During the third quarter of 2008, we executed financing agreements in China. The facilities will provide for availability of up to 3.66 billion renminbi (approximately $535 million at December 31, 2008) and can only be used

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

to finance the relocation and expansion of our manufacturing facility in China. There were no amounts outstanding at December 31, 2008.

Debt Maturities

The annual aggregate maturities of our debt and capital leases for the five years subsequent to December 31, 2008 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2009	2010	2011	2012	2013

Domestic	$503	$4	$979	$3	$708
International	344	34	2	227	37

	$847	$38	$981	$230	$745

Derivative Financial Instruments

We utilize derivative financial instrument contracts and nonderivative instruments to manage interest rate, foreign exchange and commodity price risks. We have established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Our policy prohibits holding or issuing derivative financial instruments for trading purposes.

Interest Rate Contracts

We manage our fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. At December 31, 2008, 68% of our debt was at variable interest rates averaging 3.83% compared to 56% at an average rate of 7.46% at December 31, 2007. The decrease in the average variable interest rate was driven by decreases in the underlying market rates associated with our variable rate debt.

We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There was one interest rate contract outstanding at December 31, 2008. In October 2008, we entered into a basis swap with a counterparty under which we pay six-month LIBOR and receive one-month LIBOR plus a premium. This swap applies to $1.2 billion of notional principal and matures in October 2009. During 2008, the weighted average interest rates paid and received were 3.48% and 2.60%, respectively. Fair value gains and losses on this basis swap are recorded in Other (Income) and Expense. The fair value of this swap at December 31, 2008 was a liability of $10 million.

We had no interest rate swap contracts at December 31, 2007. During 2006, our weighted average interest rate swap contract notional principal amount was $183 million, LIBOR-based payments averaged 6.67% and fixed rate receipts averaged 6.63%.

Interest Rate Lock Contracts

We will use, when appropriate, interest rate lock contracts to hedge the risk-free rate component of anticipated long term debt issuances. These contracts are designated as cash flow hedges of forecasted transactions. Gains and losses on these contracts are amortized to income over the life of the debt. No interest rate lock contracts were outstanding at December 31, 2008 and 2007.

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

The following table presents foreign currency forward contract information at December 31:

	2008		2007
	Fair	Contract	Fair	Contract
(In millions)	Value	Amount	Value	Amount

Buy currency:
Euro	$9	$8	$19	$19
Australian dollar	34	39	45	45
Japanese yen	96	97	76	76
U.S. dollar	576	586	394	399
British pound	104	104	—	—
All other	32	33	8	7

	$851	$867	$542	$546

Contract maturity	1/09 — 6/09		1/08 — 12/08

	2008		2007
	Fair	Contract	Fair	Contract
(In millions)	Value	Amount	Value	Amount

Sell currency:
British pound	$2	$2	$80	$82
Swedish krona	7	7	16	16
U.S. dollar	24	24	24	27
Euro	32	33	34	36
Brazilian real	155	148	—	—
Canadian dollar	21	20	5	4
All other	22	22	4	3

	$263	$256	$163	$168

Contract maturity	1/09 — 10/19		1/08 — 10/19

The following table presents foreign currency forward contract carrying amounts at December 31:

	2008	2007

Carrying amount — asset (liability):
Current asset	$3	$3
Long term asset	1	5
Current liability	(27)	(7)

We were not a party to any foreign currency option contracts at December 31, 2008 or 2007.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

The counterparties to our interest rate and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. We control our credit exposure by diversifying across multiple counterparties and by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads. We also enter into master netting agreements with counterparties when possible. Based on our analysis, we consider the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could have a material effect on our consolidated financial position, results of operations or liquidity in the period in which it occurs.

Note 13.	Stock Compensation Plans

Our 1997 Performance Incentive Plan, 2002 Performance Plan and 2005 Performance Plan (collectively the “Plans”) permitted grants of performance share units, stock options, stock appreciation rights (“SARs”), and restricted stock to employees. The Plans expired on December 31, 2001, April 15, 2005 and April 26, 2008, respectively, except for grants then outstanding. Our 2008 Performance Plan, which was adopted on April 8, 2008 and is due to expire on April 8, 2018, permits the grant of performance share units, stock options, SARs, restricted stock, restricted stock units, other stock-based grants and awards and cash-based grants and awards to employees and directors of the Company. A maximum of 8,000,000 shares of our common stock may be issued for grants made under the 2008 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 1.61 shares for each share granted for purposes of the aggregate share limit.

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

Stock Options

Grants of stock options and SARs (collectively referred to as “options”) under the Plans and the 2008 Performance Plan generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price on that date or, with respect to the 2008 Performance Plan, the closing market price on that date) and a contractual term of ten years. The exercise of tandem SARs cancels an equivalent number of stock options and conversely, the exercise of stock options cancels an equivalent number of tandem SARs. Option grants are cancelled on termination of employment unless termination is due to retirement under certain circumstances, in which case, all outstanding options vest fully on retirement and remain outstanding until the end of their contractual term.

Under the Plans, the exercise of certain stock options through a share swap, whereby the employee exercising the stock options tenders shares of our common stock then owned by such employee towards the exercise price plus taxes, if any, due from such employee, results in an immediate grant of new options (hereinafter referred to as “reload” options) equal to the number of shares so tendered, plus any shares tendered to satisfy the employee’s income tax obligations on the transaction. Each such grant of reload options vests on the first anniversary of its respective grant date, has an exercise price equal to the fair market value of one share of our common stock on the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Compensation Plans (continued)

date of grant (calculated as the average of the high and low price on that date) and a contractual term equal to the remaining contractual term of the original option. The subsequent exercise of such reload options through a share swap does not result in the grant of any additional reload options. The 2008 Performance Plan does not permit the grant of reload options.

The following table summarizes the activity related to options during 2008:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (In Millions)

Outstanding at January 1	16,122,596	$24.25
Options granted	1,706,821	25.69
Options exercised	(736,822)	12.42		$10
Options expired	(1,866,312)	57.53
Options cancelled	(387,353)	23.01

Outstanding at December 31	14,838,930	20.85	4.6	—

Vested and expected to vest at December 31	14,502,244	20.77	4.6	—

Exercisable at December 31	11,778,150	19.93	3.6	—

Available for grant at December 31	9,880,276

The aggregate intrinsic value of options exercised in 2007 was $101 million.

Significant option groups outstanding at December 31, 2008 and related weighted average exercise price and remaining contractual term information follows:

				Remaining
	Options	Options	Exercise	Contractual Term
Grant Date	Outstanding	Exercisable	Price	(Years)

2/21/08	1,300,148	16,581	$26.74	9.2
2/22/07	1,404,718	419,710	24.71	8.2
12/06/05	995,830	702,926	17.15	6.9
12/09/04	1,895,821	1,895,821	12.54	5.9
12/02/03	1,159,581	1,159,581	6.81	4.9
12/03/02	564,533	564,533	7.94	3.9
12/03/01	1,255,595	1,255,595	22.05	2.9
12/04/00	1,607,010	1,607,010	17.68	1.9
12/06/99	2,635,817	2,635,817	32.00	0.9
All other	2,019,877	1,520,576	(1)	(1)

	14,838,930	11,778,150

(1)	Options in the “All other” category had exercise prices ranging from $5.52 to $54.25. The weighted average exercise price for options outstanding and exercisable in that category was $22.89 and $23.17, respectively, while the remaining weighted average contractual term was 5.1 years and 4.0 years, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Compensation Plans (continued)

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2008	2007	2006

Weighted average grant date fair value	$12.57	$10.62	$6.52
Black-Scholes model assumptions(1):
Expected term (years)	6.03	5.10	6.25
Interest rate	3.21%	4.61%	4.35%
Volatility	47.0	39.2	44.7
Dividend yield	—	—	—

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of stock-based awards by our Board of Directors.

Performance Share Units

Performance share units granted under the 2005 and 2008 Performance Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned may vary between 0% and 200% of the units granted based on the cumulative attainment of pre-determined performance targets over the related three-year period. The performance targets are established by the Board of Directors. Half of the units earned will be settled through the payment of cash and are liability classified and the balance will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified. Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. Under the 2005 Performance Plan, each deferred unit equates to one share of our common stock and is payable, at the election of the employee, in cash, shares of our common stock or any combination thereof at the expiration of the deferral period. Under the 2008 Performance Plan, each deferred unit equates to one share of our common stock and is payable, 50% in cash and 50% in shares of our common stock at the expiration of the deferral period.

The following table summarizes the activity related to performance share units during 2008:

Number of Shares

Unvested at January 1	1,952,712
Granted	1,052,557
Vested	(821,470)
Forfeited	(246,212)

Unvested at December 31	1,937,587

Other Information

Stock-based compensation expense, cash payments made to settle SARs and performance share units, and cash received from the exercise of stock options follows:

(In millions)	2008	2007	2006

Stock-based compensation (income) expense recognized	$(15)	$59	$29
Tax impact on stock-based compensation (income) expense	4	(2)	(3)

After-tax stock-based compensation (income) expense	$(11)	$57	$26

Cash payments to settle SARs and performance share units	$1	$5	$3
Cash received from stock option exercises	5	103	12

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Compensation Plans (continued)

As of December 31, 2008, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $25 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2012.

Note 14.	Pension, Other Postretirement Benefit and Savings Plans

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) effective December 31, 2006. The impact of the adoption of SFAS No. 158 has been reflected within our consolidated financial statements as of December 31, 2006.

We provide employees with defined benefit pension or defined contribution plans. Our principal domestic hourly pension plan provides benefits based on length of service. The principal domestic pension plans covering salaried employees provide benefits based on final five-year average earnings formulas. Salaried employees who made voluntary contributions to these plans receive higher benefits. Effective January 1, 2005, the domestic pension plans covering salaried employees were closed to newly hired salaried employees in the United States, and those employees are eligible for Company-funded contributions into our defined contribution savings plan. Effective December 31, 2008, we froze our U.S. salaried pension plans and, effective January 1, 2009, implemented improvements to our defined contribution savings plan, as discussed below.

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

Effective August 22, 2008, health care benefits for current and future domestic retirees who were represented by the United Steelworkers (“USW”) became the responsibility of an independent Voluntary Employees’ Beneficiary Association (“VEBA”). We made a one-time cash contribution of $980 million to the VEBA on August 27, 2008 and a one-time cash contribution of $27 million to a VEBA for USW retirees of our former Engineered Products business (“EPD VEBA”) on December 4, 2008. As a result of these actions, we remeasured the benefit obligation of the affected plans. The discount rate used to measure the benefit obligations of our U.S. other postretirement health care plans for USW retirees was 6.75% at August 27, 2008, compared to 6.00% at December 31, 2007. The $980 million cash contribution to the VEBA was considered plan assets from August 27, 2008 until the appeals period expired in September 2008.

Responsibility for providing retiree healthcare for current and future domestic USW retirees has been transferred permanently to the VEBA and the EPD VEBA and we recorded a $9 million charge for settlement of the related obligations in 2008, which included $8 million of transactional costs incurred related to the VEBA settlement. The funding of the VEBA and subsequent settlement accounting reduced the OPEB liability by $1,107 million, of which $108 million was previously recognized in accumulated other comprehensive loss.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

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

We use a December 31 measurement date for all plans.

Total benefits cost and amounts recognized in other comprehensive loss (income) follows:

	Pension Plans
	U.S.			Non-U.S.			Other Benefits
(In millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006

Benefits cost:
Service cost	$60	$84	$91	$32	$41	$49	$11	$14	$21
Interest cost	312	306	295	162	152	133	84	109	133
Expected return on plan assets	(371)	(351)	(295)	(139)	(130)	(112)	(5)	—	—
Amortization of prior service cost (credit)	36	40	59	2	2	4	(19)	(5)	42
- net losses	38	56	91	49	76	73	7	8	9

Net periodic cost	75	135	241	106	141	147	78	126	205
Curtailments/settlements	4	67	20	3	1	(9)	9	—	31
Termination benefits	1	—	10	—	—	26	—	—	30

Total benefits cost	$80	$202	$271	$109	$142	$164	$87	$126	$266

Recognized in other comprehensive loss (income) before tax and minority:
Prior service cost (credit) from plan amendments	$—	$10		$—	$—		$—	$(501)
Increase (decrease) in net actuarial losses	1,656	(215)		(145)	(140)		(80)	(139)
Amortization of prior service (cost) credit in net periodic cost	(36)	(40)		(2)	(3)		19	5
Amortization of net losses in net periodic cost	(38)	(56)		(53)	(74)		(7)	(8)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	(4)	(145)		(2)	(36)		(50)	32

Total recognized in other comprehensive loss (income) before tax and minority	1,578	(446)		(202)	(253)		(118)	(611)

Total recognized in total benefits cost and other comprehensive loss (income) before tax and minority	$1,658	$(244)		$(93)	$(111)		$(31)	$(485)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Other Benefits total benefits cost was $70 million, $106 million and $232 million for our U.S. plans in 2008, 2007 and 2006, respectively, and $17 million, $20 million and $34 million for our Non-U.S. plans in 2008, 2007 and 2006, respectively.

We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2009 are $33 million and $157 million, respectively, for our U.S. plans and $2 million and $28 million, respectively for our non-U.S. plans.

The estimated prior service credit and net actuarial loss for the postretirement benefit plans that will be amortized from AOCL into benefits cost in 2009 are a benefit of $38 million and expense of $7 million, respectively.

The change in benefit obligation and plan assets for 2008 and 2007 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2008 and 2007 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2008	2007	2008	2007	2008	2007

Change in benefit obligation:
Beginning balance	$(5,105)	$(5,417)	$(2,923)	$(2,927)	$(1,762)	$(2,456)
Service cost — benefits earned	(60)	(87)	(32)	(41)	(11)	(15)
Interest cost	(312)	(306)	(162)	(152)	(84)	(110)
Plan amendments	—	(10)	—	—	—	501
Actuarial gain	80	207	234	235	22	125
Participant contributions	(8)	(9)	(5)	(5)	(47)	(41)
Curtailments/settlements	11	190	12	27	1,107	—
Termination benefits	(1)	(3)	—	—	—	—
Divestitures	—	—	—	4	—	—
Foreign currency translation	—	—	563	(214)	45	(32)
Benefit payments	379	330	151	150	216	266

Ending balance	$(5,016)	$(5,105)	$(2,162)	$(2,923)	$(514)	$(1,762)
Change in plan assets:
Beginning balance	$4,456	$4,050	$2,110	$1,850	$4	$4
Actual return on plan assets	(1,366)	332	(138)	96	6	—
Company contributions to plan assets	159	519	149	158	1,009	2
Cash funding of direct participant payments	20	12	36	30	167	223
Participant contributions	8	9	5	5	47	41
Curtailments/settlements	(11)	(136)	(12)	(24)	(1,012)	—
Foreign currency translation	—	—	(456)	145	(1)	—
Benefit payments	(379)	(330)	(151)	(150)	(216)	(266)

Ending balance	$2,887	$4,456	$1,543	$2,110	$4	$4

Funded status at end of year	$(2,129)	$(649)	$(619)	$(813)	$(510)	$(1,758)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Other Benefits funded status was $(352) million and $(1,530) million for our U.S. plans at December 31, 2008 and 2007, respectively, and $(158) million and $(228) million for our Non-U.S. plans at December 31, 2008 and 2007, respectively.

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2008	2007	2008	2007	2008	2007

Noncurrent assets	$—	$1	$35	$61	$—	$—
Current liabilities	(17)	(23)	(21)	(22)	(61)	(193)
Noncurrent liabilities	(2,112)	(627)	(633)	(852)	(449)	(1,565)

Net amount recognized	$(2,129)	$(649)	$(619)	$(813)	$(510)	$(1,758)

Amounts recognized in accumulated other comprehensive loss, net of tax and minority, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2008	2007	2008	2007	2008	2007

Prior service cost (credit)	$200	$236	$8	$12	$(318)	$(183)
Net actuarial loss	2,550	936	624	822	109	92

Gross amount recognized	2,750	1,172	632	834	(209)	(91)
Deferred income taxes	(210)	(210)	(68)	(91)	1	2
Minority shareholders’ equity	(51)	(19)	(101)	(149)	5	15

Net amount recognized	$2,489	$943	$463	$594	$(203)	$(74)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Benefits
	2008	2007	2008	2007

Discount rate:
— U.S.	6.50%	6.25%	6.50%	6.00%
— Non-U.S.	6.31	5.84	7.71	6.55
Rate of compensation increase:
— U.S.	—	4.04	—	—
— Non-U.S.	3.71	3.81	4.20	4.26

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Benefits
	2008	2007	2006	2008	2007	2006

Discount rate:
— U.S.	6.25%	5.75%	5.50%	6.08%	5.75%	5.50%
— Non-U.S.	5.84	5.01	4.95	6.55	5.76	6.18
Expected long term return on plan assets:
— U.S.	8.50	8.50	8.50	6.75	—	—
— Non-U.S.	7.03	6.69	6.92	12.00	12.50	10.25
Rate of compensation increase:
— U.S.	4.04	4.04	4.04	—	4.00	4.08
— Non-U.S.	3.81	3.63	3.64	4.26	4.32	4.28

For 2008, an assumed discount rate of 6.25% was used for the U.S. pension plans. This rate was developed from a portfolio of bonds from issuers rated AA- or higher by Standard & Poor’s as of December 31, 2007, with cash flows similar to the timing of our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 5.84% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, and long term inflation.

For 2008, an expected long term rate of return of 8.50% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over a period of 15 years or more through December 31, 2007. In addition, we evaluated input from our pension fund consultant on asset class return expectations and long term inflation. For our non-U.S. locations, a weighted average assumed long term rate of return of 7.03% was used. Input from local pension fund consultants concerning asset class return expectations and long-term inflation form the basis of this assumption.

The following table presents estimated future benefit payments from the plans as of December 31, 2008. Benefit payments for other postretirement benefits are presented net of retiree contributions:

			Other Benefits
	Pension Plans		Without Medicare	Medicare Part D
(In millions)	U.S.	Non-U.S.	Part D Subsidy	Subsidy Receipts

2009	$383	$125	$67	$(5)
2010	382	125	62	(5)
2011	407	140	58	(4)
2012	395	133	54	(4)
2013	395	139	51	(4)
2014-2018	2,036	756	219	(17)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2008	2007	2008	2007

All plans:
Accumulated benefit obligation	$5,012	$5,092	$2,038	$2,766
Plans not fully-funded:
Projected benefit obligation	$5,016	$4,993	$1,815	$2,413
Accumulated benefit obligation	5,012	4,981	1,716	2,290
Fair value of plan assets	2,887	4,343	1,164	1,544

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2008, these plans accounted for $237 million of our accumulated pension benefit obligation, $254 million of our projected pension benefit obligation, and $24 million of our AOCL adjustment. At December 31, 2007, these plans accounted for $268 million of our accumulated pension benefit obligation, $288 million of our projected pension benefit obligation, and $37 million of our AOCL adjustment.

Our pension plan weighted average asset allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2008	2007	2008	2007

Equity securities	64%	68%	31%	41%
Debt securities	35	32	63	52
Real estate	—	—	1	1
Cash and short term securities	1	—	5	6

Total	100%	100%	100%	100%

At December 31, 2008 and 2007, the Plans did not directly hold any of our Common Stock.

Our pension investment policy recognizes the long term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. All assets are managed externally according to guidelines we have established individually with investment managers. The manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments. The portfolio includes holdings of domestic, non-U.S., and private equities, global high quality and high yield fixed income securities, and short term interest bearing deposits. The target asset allocation of the U.S. pension fund is 70% equities and 30% fixed income. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as needed basis.

We expect to contribute approximately $350 million to $400 million to our funded U.S. and non-U.S. pension plans in 2009.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Assumed health care cost trend rates at December 31 follow:

	2008	2007

Health care cost trend rate assumed for the next year	9.70%	10.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2014	2014

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated postretirement benefit obligation at December 31, 2008 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease

Accumulated postretirement benefit obligation	$22	$(18)
Aggregate service and interest cost	2	(2)

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $37 million, $32 million and $26 million for 2008, 2007 and 2006, respectively.

Note 15.	Income Taxes

The components of Income (Loss) from Continuing Operations before Income Taxes and Minority Interest follow:

(In millions)	2008	2007	2006

U.S.	$(409)	$(342)	$(797)
Foreign	595	806	595

	$186	$464	$(202)

A reconciliation of income taxes at the U.S. statutory rate to income taxes provided on Income (Loss) from Continuing Operations follows:

(In millions)	2008	2007	2006

U.S. Federal income tax (benefit) expense at the statutory rate of 35%	$65	$162	$(71)
Adjustment for foreign income taxed at different rates	(28)	(25)	(7)
U.S. loss with no tax benefit	146	122	235
Foreign operating (income) losses with no tax due to valuation allowances	24	(8)	67
Establishment (Release) of valuation allowances	1	(8)	46
Establishment (Resolution) of uncertain tax positions	2	5	(204)
Deferred tax impact of enacted tax rate and law changes	(2)	3	(8)
Other	1	4	2

United States and Foreign Taxes	$209	$255	$60

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

The components of the provision (benefit) for taxes on income from continuing operations, by taxing jurisdiction, follow:

(In millions)	2008	2007	2006

Current:
Federal	$(7)	$—	$(45)
Foreign	212	258	148
State	2	2	(2)

	207	260	101
Deferred:
Federal	2	3	—
Foreign	—	(1)	(36)
State	—	(7)	(5)

	2	(5)	(41)

United States and Foreign Taxes	$209	$255	$60

For 2008 total discrete tax items in income tax expense were insignificant.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2008	2007

Postretirement benefits and pensions	$1,002	$973
Tax credit and loss carryforwards	615	499
Capitalized expenditures	650	361
Accrued expenses deductible as paid	417	425
Alternative minimum tax credit carryforwards(1)	111	76
Vacation and sick pay	41	44
Rationalizations and other provisions	23	19
Other	134	123

	2,993	2,520
Valuation allowance	(2,701)	(2,231)

Total deferred tax assets	292	289
Tax on undistributed subsidiary earnings	(14)	(15)
Total deferred tax liabilities:
— property basis differences	(328)	(316)

Total net deferred tax liabilities	$(50)	$(42)

(1)	Unlimited carryforward period.

At December 31, 2008, we had $292 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain international subsidiaries that are primarily from countries with unlimited carryforward periods. A valuation allowance totaling $339 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $289 million of Federal and $71 million of state tax assets for net operating loss and tax credit carryforwards. The state carryforwards are subject to expiration from 2009 to 2031. The Federal carryforwards consist of $278 million of foreign tax credits which are subject to expiration in 2016 and 2018, and $11 million of tax assets related to research and development credits that are subject to expiration from 2021 to 2028. The amount of tax credit and loss carryforwards reflected in the table above have been reduced by $35 million related to unrealized stock option deductions. A full valuation allowance has also been recorded against these deferred tax assets as recovery is uncertain.

The adoption of FIN 48 resulted in a one-time increase to the opening balance of retained earnings and a decrease in goodwill as of January 1, 2007 of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice. At December 31, 2008, we had unrecognized tax benefits of $143 million (see table below) that if recognized, would have a favorable impact on our tax expense of $135 million. We report interest and penalties as income taxes and have accrued interest of $11 million as of December 31, 2008. If not favorably settled, $46 million of the unrecognized tax benefits and $11 million of accrued interest would require the use of our cash.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

Reconciliation of Unrecognized Tax Benefits
(In millions)	2008	2007

Balance at January 1	$174	$161
Increases related to prior year tax positions	12	36
Decreases related to prior year tax positions	(7)	(18)
Increases related to current year tax positions	4	6
Settlements	(15)	(24)
Lapse of statute of limitations	(2)	(2)
Foreign currency impact	(23)	15

Balance at December 31	$143	$174

Generally, years beginning after 2003 are still open to examination by foreign taxing authorities, including several major taxing jurisdictions. In Germany, we are open to examination from 2003 onward. In the United States, we are open to examination from 2004 forward. We are also involved in a United States/Canada Competent Authority resolution process that deals with transactions between our operations in these countries from 1997 through 2003.

It is reasonably possible that the Company’s Competent Authority resolution process between the United States and Canada will be concluded within the next 12 months, which may result in the settlement of our unrecognized tax benefits for a refund claim related to this matter of $45 million. It is expected that the amount of unrecognized tax benefits will also change for other reasons in the next 12 months; however, we do not expect that change to have a significant impact on our financial position or results of operations.

We have undistributed earnings of international subsidiaries of approximately $2.7 billion including a significant portion of which has already been subject to Federal income taxation. No provision for Federal income tax or foreign withholding tax on any of these undistributed earnings is required because either such earnings were already subject to Federal income taxation or the amount has been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

Net cash payments for income taxes were $278 million, $274 million and $310 million in 2008, 2007 and 2006, respectively.

Note 16.	Interest Expense

Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

(In millions)	2008	2007	2006

Interest expense before capitalization	$343	$460	$454
Capitalized interest	(23)	(10)	(7)

	$320	$450	$447

Cash payments for interest were $387 million, $495 million and $444 million in 2008, 2007 and 2006, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments

Segment information reflects our strategic business units (SBUs), which are organized to meet customer requirements and global competition.

In the first quarter of 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units. Prior year amounts have been restated to conform to this change. As a result, we now operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire. Segment information is reported on the basis used for reporting to our Chairman of the Board, Chief Executive Officer and President.

Each of the four regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads, automotive repair services and merchandise purchased for resale.

North American Tire provides OE and replacement tires for autos, motorcycles, trucks, and aviation, construction and mining applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale, as well as sells chemical products to unaffiliated customers.

Europe, Middle East and Africa Tire provides OE and replacement tires for autos, motorcycles, trucks, and farm, construction and mining applications and export markets. EMEA also provides related products and services including tread rubber, retread truck and aviation tires, automotive repair services and merchandise purchased for resale.

Latin American Tire provides OE and replacement tires for autos, trucks, and farm, aviation and construction applications in Central and South America, Mexico and export markets. Latin American Tire also provides related products and services including tread rubber, retreaded tires and merchandise purchased for resale.

Asia Pacific Tire provides OE and replacement tires for autos, trucks, and farm, aviation, construction and mining applications in Asia, the Pacific and export markets. Asia Pacific Tire also provides related products and services including tread rubber, retread aviation tires, automotive repair services and merchandise purchased for resale.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (Continued)

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income (Loss) from Continuing Operations before Income Taxes and Minority Interest:

(In millions)	2008	2007	2006

Sales
North American Tire	$8,255	$8,862	$9,089
Europe, Middle East and Africa Tire	7,316	7,217	6,552
Latin American Tire	2,088	1,872	1,607
Asia Pacific Tire	1,829	1,693	1,503

Net Sales	$19,488	$19,644	$18,751

Segment Operating Income (Loss)
North American Tire	$(156)	$139	$(233)
Europe, Middle East and Africa Tire	425	582	513
Latin American Tire	367	359	326
Asia Pacific Tire	168	150	104

Total Segment Operating Income	804	1,230	710
Rationalizations	(184)	(49)	(311)
Interest expense	(320)	(450)	(447)
Other income and (expense)	(59)	(8)	77
Accelerated depreciation	(28)	(37)	(88)
Corporate incentive compensation plans	4	(77)	(66)
Intercompany profit elimination	23	(11)	(9)
Curtailments/Settlements	(9)	(64)	—
Retained expenses of discontinued operations	—	(17)	(48)
Other	(45)	(53)	(20)

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	$186	$464	$(202)

The following table presents segment assets at December 31:

(In millions)	2008	2007

Assets
North American Tire	$5,514	$5,307
Europe, Middle East and Africa Tire	5,707	6,020
Latin American Tire	1,278	1,265
Asia Pacific Tire	1,408	1,394

Total Segment Assets	13,907	13,986
Corporate	1,319	3,205

	$15,226	$17,191

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net sales less CGS (excluding accelerated depreciation charges and asset impairment charges) and SAG expenses

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (Continued)

(including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include rationalization charges (credits), asset sales and certain other items. Segment assets include those assets under the management of the SBU.

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

(In millions)	2008	2007	2006

Net Sales
United States	$6,662	$7,407	$7,691
Germany	2,343	2,359	2,170
Other international	10,483	9,878	8,890

	$19,488	$19,644	$18,751

Long-Lived Assets
United States	$2,392	$2,194
Germany	726	668
Other international	2,516	2,736

	$5,634	$5,598

At December 31, 2008, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$427 million or 23% in EMEA, primarily Western Europe, ($539 million or 16% at December 31, 2007),

•	$311 million or 16% in Asia, primarily Singapore, Australia and China, ($216 million or 6% at December 31, 2007), and

•	$298 million or 16% in Latin America, primarily Venezuela, ($156 million or 5% at December 31, 2007).

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, and net (gains) losses on asset sales, as described in Note 3, Other (Income) and Expense, were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2008	2007	2006

Rationalizations
North American Tire	$54	$11	$187
Europe, Middle East and Africa Tire	41	33	94
Latin American Tire	4	2	2
Asia Pacific Tire	83	1	28

Total Segment Rationalizations	182	47	311
Corporate	2	2	—

	$184	$49	$311

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (Continued)

(In millions)	2008	2007	2006

Net (Gains) Losses on Asset Sales
North American Tire	$(18)	$17	$(11)
Europe, Middle East and Africa Tire	(20)	(20)	(28)
Latin American Tire	(5)	(1)	(1)
Asia Pacific Tire	(10)	(8)	(2)

Total Segment Net (Gains) Losses on Asset Sales	(53)	(12)	(42)
Corporate	—	(3)	2

	$(53)	$(15)	$(40)

The following table presents segment capital expenditures, depreciation and amortization:

(In millions)	2008	2007	2006

Capital Expenditures
North American Tire	$449	$281	$248
Europe, Middle East and Africa Tire	315	241	199
Latin American Tire	150	115	76
Asia Pacific Tire	106	74	70

Total Segment Capital Expenditures	1,020	711	593
Corporate	29	28	44

	$1,049	$739	$637

(In millions)

Depreciation and Amortization
North American Tire	$280	$273	$277
Europe, Middle East and Africa Tire	213	184	166
Latin American Tire	49	42	34
Asia Pacific Tire	63	55	52

Total Segment Depreciation and Amortization	605	554	529
Corporate	55	60	108

	$660	$614	$637

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Discontinued Operations

On July 31, 2007, we completed the sale of substantially all of the business activities and operations of our Engineered Products business segment (“Engineered Products”) to EPD Inc. (“EPD”), a company controlled by Carlyle Partners IV, L.P., an affiliate of the Carlyle Group, for $1,475 million. As a result, we recognized a gain of $508 million (net of taxes of $34 million). The announcement and resulting sale of EPD resulted in the recognition of curtailment and termination charges for both pensions and other postretirement benefit plans during the first quarter of 2007 of $72 million and a curtailment gain of $43 million for the salaried other postretirement benefit plan during the third quarter of 2007. As part of the transaction, we entered into certain licensing agreements that will permit EPD to use the “Goodyear” brand and certain other trademarks related to the Engineered Products’ business for periods of up to 22 years. Accordingly, we have deferred recognition of a portion of the sale proceeds, and will recognize them in income over the term of the licensing agreements.

The following table presents the components of Discontinued Operations reported on the Consolidated Statement of Operations:

(In millions)	2007	2006

Net Sales	$894	$1,507

(Loss) income from operations before taxes	$(38)	$89
United States and foreign taxes	(7)	(46)

(Loss) Income from Operations	$(45)	$43

Gain on Disposal before taxes	$542	$—
United States and foreign taxes	(34)	—

Gain on Disposal	$508	$—

Discontinued Operations	$463	$43

Note 19.	Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss follow:

(In millions)	2008	2007

Foreign currency translation adjustment	$(709)	$(206)
Unrecognized net actuarial losses and prior service costs	(2,749)	(1,463)
Unrealized net investment gain	12	17

Total Accumulated Other Comprehensive Loss	$(3,446)	$(1,652)

Note 20.	Commitments and Contingent Liabilities

At December 31, 2008, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,038 million and off-balance sheet financial guarantees written and other commitments totaling $41 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we shall purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.

Environmental Matters

We had recorded liabilities totaling $40 million and $46 million at December 31, 2008 and 2007, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

sites and certain properties sold by us. Of these amounts, $8 million and $11 million were included in Other current liabilities at December 31, 2008 and 2007, respectively. The costs include:

•	site studies,

•	the design and implementation of remediation plans,

•	post-remediation monitoring and related activities, and

•	legal and consulting fees.

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

Workers’ Compensation

We had recorded liabilities, on a discounted basis, totaling $288 million and $276 million for anticipated costs related to workers’ compensation at December 31, 2008 and December 31, 2007, respectively. Of these amounts, $75 million and $86 million were included in Current Liabilities as part of Compensation and benefits at December 31, 2008 and December 31, 2007, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2008 and 2007, the liability was discounted using a risk-free rate of return.

General and Product Liability and Other Litigation

We had recorded liabilities totaling $291 million at December 31, 2008 and $467 million at December 31, 2007 for potential product liability and other tort claims, including related legal fees expected to be incurred. Of these amounts, $86 million and $270 million were included in Other current liabilities at December 31, 2008 and 2007, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We had recorded insurance receivables for potential product liability and other tort claims of $65 million at December 31, 2008 and $71 million at December 31, 2007. Of these amounts, $10 million and $8 million were included in Current Assets as part of Accounts receivable at December 31, 2008 and 2007, respectively. We had restricted cash of $172 million at December 31, 2007, to fund certain of these liabilities.

Asbestos.  We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 72,100 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $325 million through December 31, 2008 and $297 million through December 31, 2007.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

filed in recent years. In 2008, a decision by the Ohio Supreme Court to retroactively apply an Ohio state law resulted in the dismissal of approximately 20,000 cases.

(Dollars in millions)	2008	2007	2006

Pending claims, beginning of year	117,400	124,000	125,500
New claims filed during the year	4,600	2,400	3,900
Claims settled/dismissed during the year	(23,000)	(9,000)	(5,400)

Pending claims, end of year	99,000	117,400	124,000

Payments(1)	$20	$22	$19

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.

We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.

We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $132 million and $127 million at December 31, 2008 and 2007, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $71 million at December 31, 2008 and $76 million at December 31, 2007. At December 31, 2008, our liability with respect to asserted claims and related defense costs was $61 million, compared to $51 million at December 31, 2007. At December 31, 2008, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by $40 to $50 million, approximately 50% of which would be recoverable by our accessible policy limits.

We maintain primary insurance coverage under coverage-in-place agreements, and also have excess liability insurance with respect to asbestos liabilities. We have instituted coverage actions against certain of these excess carriers. After consultation with our outside legal counsel and giving consideration to relevant factors or agreements in principle, including the ongoing legal proceedings with certain of our excess coverage insurance carriers, their financial viability, their legal obligations and other pertinent facts, we determine an amount we expect is probable of recovery from such carriers. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery.

Based upon a model employed by Bates, as of December 31, 2008, (i) we had recorded a receivable related to asbestos claims of $65 million, compared to $71 million at December 31, 2007, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $10 million and $8 million were included in Current Assets as part of Accounts receivable at December 31, 2008 and 2007, respectively. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

We believe that, at December 31, 2008, we had approximately $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $65 million insurance receivable recorded at December 31, 2008. We also had approximately $15 million in aggregate limits for products

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

claims, as well as coverage for premise claims on a per occurrence basis and defense costs, available with our primary insurance carriers through coverage-in-place agreements at December 31, 2008.

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

Heatway (Entran II).  On June 4, 2004, we entered into an amended settlement agreement that was intended to address the claims arising out of a number of Federal, state and Canadian actions filed against us involving a rubber hose product used in hydronic radiant heating systems, known as Entran II. On October 19, 2004, the amended settlement received court approval. As a result, we made cash contributions to a settlement fund totaling $150 million through 2008. In addition to these payments, we contributed approximately $174 million received from insurance contributions to the settlement fund pursuant to the terms of the settlement agreement. We are not required to make additional contributions to the settlement fund under the terms of the settlement agreement, nor will we receive any additional insurance reimbursements for Entran II related matters. Additionally, we do not expect there will be any trust assets remaining in the settlement fund after payments are made to claimants. Therefore, we have derecognized $175 million of the liability and the related amount of restricted cash from our Consolidated Balance Sheet as of December 31, 2008. We had recorded liabilities related to Entran II claims totaling $193 million at December 31, 2007.

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

Other Financing

We will from time to time issue guarantees to financial institutions on behalf of certain of our unconsolidated affiliates or our customers. We generally do not require collateral in connection with the issuance of these guarantees. In the event of non-payment by an affiliate, we are obligated to make payment to the financial institution, and will typically have recourse to the assets of that affiliate or customer. At December 31, 2008, we had affiliate and customer guarantees outstanding under which the maximum potential amount of payments totaled approximately $41 million. The affiliate and customer guarantees expire at various times through 2009 and 2019, respectively. We are unable to estimate the extent to which our affiliates’ or customers’ assets, in the aggregate, would be adequate to recover the maximum amount of potential payments with that affiliate or customer.

Indemnifications

At December 31, 2008, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

Warranty

We had recorded $17 million and $20 million for potential claims under warranties offered by us at December 31, 2008 and 2007, respectively, the majority of which is recorded in Other current liabilities at December 31, 2008 and 2007.

Note 21.	Asset Dispositions

On July 31, 2007, we completed the sale of substantially all of the business activities and operations of our Engineered Products business segment. For information regarding the sale, refer to the Note to the Consolidated Financial Statements No. 18, Discontinued Operations.

On December 21, 2007, substantially all of the assets of North American Tire’s tire and wheel assembly operation were sold. As a result of the sale, we recorded an after-tax charge of $36 million ($35 million net of minority interest) in the fourth quarter of 2007, primarily relating to the loss on the sale of the assets.

On December 29, 2006, we completed the sale of our North American and Luxembourg tire fabric operations. We received $77 million for the net assets sold and recorded a gain of $9 million on the sale.

Note 22.	Equity Offering

On May 22, 2007, we completed a public equity offering of 26,136,363 common shares, which included the exercise of the over-allotment option of 3,409,091 common shares, at a price of $33.00 per share, raising $862 million before offering costs. We paid $28 million in underwriting discounts and commissions and approximately $1 million in offering expenses.

Note 23.	Consolidating Financial Information

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Balance Sheet
	December 31, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets:
Cash and cash equivalents	$822	$40	$1,032	$—	$1,894
Restricted cash	6	—	6	—	12
Accounts receivable	763	189	1,595	—	2,547
Accounts receivable from affiliates	—	836	—	(836)	—
Inventories	1,584	254	1,796	(42)	3,592
Prepaid expenses and other current assets	124	3	159	9	295

Total Current Assets	3,299	1,322	4,588	(869)	8,340
Goodwill	—	24	471	188	683
Intangible Assets	110	7	49	(6)	160
Deferred Income Taxes	—	15	54	(15)	54
Other Assets	173	45	137	—	355
Investments in Subsidiaries	4,216	632	3,881	(8,729)	—
Property, Plant and Equipment	2,167	178	3,279	10	5,634

Total Assets	$9,965	$2,223	$12,459	$(9,421)	$15,226

Liabilities:
Current Liabilities:
Accounts payable-trade	$648	$70	$1,791	$—	$2,509
Accounts payable to affiliates	714	—	122	(836)	—
Compensation and benefits	362	29	233	—	624
Other current liabilities	269	15	359	—	643
United States and foreign taxes	51	13	94	(2)	156
Notes payable and overdrafts	—	—	265	—	265
Long term debt and capital leases due within one year	501	—	81	—	582

Total Current Liabilities	2,545	127	2,945	(838)	4,779
Long Term Debt and Capital Leases	3,300	—	832	—	4,132
Compensation and Benefits	2,450	161	876	—	3,487
Deferred and Other Noncurrent Income Taxes	38	17	149	(11)	193
Other Long Term Liabilities	610	32	121	—	763
Minority Equity in Subsidiaries	—	—	630	220	850

Total Liabilities	8,943	337	5,553	(629)	14,204
Commitments and Contingent Liabilities Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	241	440	4,875	(5,315)	241
Capital Surplus	2,702	5	777	(782)	2,702
Retained Earnings	1,525	1,715	2,503	(4,218)	1,525
Accumulated Other Comprehensive Loss	(3,446)	(274)	(1,249)	1,523	(3,446)

Total Shareholders’ Equity	1,022	1,886	6,906	(8,792)	1,022

Total Liabilities and Shareholders’ Equity	$9,965	$2,223	$12,459	$(9,421)	$15,226

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Balance Sheet
	December 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets:
Cash and cash equivalents	$2,516	$25	$922	$—	$3,463
Restricted cash	178	—	13	—	191
Accounts receivable	837	207	2,059	—	3,103
Accounts receivable from affiliates	—	920	69	(989)	—
Inventories	1,356	296	1,575	(63)	3,164
Prepaid expenses and other current assets	97	12	145	(3)	251

Total Current Assets	4,984	1,460	4,783	(1,055)	10,172
Goodwill	—	25	487	201	713
Intangible Assets	110	18	56	(17)	167
Deferred Income Taxes	—	16	82	(15)	83
Other Assets	221	44	193	—	458
Investments in Subsidiaries	4,842	622	3,298	(8,762)	—
Property, Plant and Equipment	1,967	228	3,389	14	5,598

Total Assets	$12,124	$2,413	$12,288	$(9,634)	$17,191

Liabilities:
Current Liabilities:
Accounts payable-trade	$680	$79	$1,663	$—	$2,422
Accounts payable to affiliates	989	—	—	(989)	—
Compensation and benefits	552	35	310	—	897
Other current liabilities	520	18	215	—	753
United States and foreign taxes	66	13	123	(6)	196
Notes payable and overdrafts	—	—	225	—	225
Long term debt and capital leases due within one year	102	—	69	—	171

Total Current Liabilities	2,909	145	2,605	(995)	4,664
Long Term Debt and Capital Leases	3,750	—	579	—	4,329
Compensation and Benefits	2,053	232	1,119	—	3,404
Deferred and Other Noncurrent Income Taxes	76	22	187	(11)	274
Other Long Term Liabilities	486	42	139	—	667
Minority Equity in Subsidiaries	—	—	773	230	1,003

Total Liabilities	9,274	441	5,402	(776)	14,341
Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	240	617	4,512	(5,129)	240
Capital Surplus	2,660	5	786	(791)	2,660
Retained Earnings	1,602	1,644	2,379	(4,023)	1,602
Accumulated Other Comprehensive Loss	(1,652)	(294)	(791)	1,085	(1,652)

Total Shareholders’ Equity	2,850	1,972	6,886	(8,858)	2,850

Total Liabilities and Shareholders’ Equity	$12,124	$2,413	$12,288	$(9,634)	$17,191

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2008
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$7,833	$1,923	$19,550	$(9,818)	$19,488
Cost of Goods Sold	7,248	1,670	17,195	(9,974)	16,139
Selling, Administrative and General Expense	882	182	1,541	(5)	2,600
Rationalizations	43	9	132	—	184
Interest Expense	251	26	276	(233)	320
Other (Income) and Expense	(244)	9	(199)	493	59

Income (Loss) before Income Taxes, Minority Interest, and Equity in Earnings of Subsidiaries	(347)	27	605	(99)	186
United States and Foreign Taxes	10	13	186	—	209
Minority Interest	—	—	54	—	54
Equity in Earnings of Subsidiaries	280	26	—	(306)	—

Net Income (Loss)	$(77)	$40	$365	$(405)	$(77)

	Twelve Months Ended December 31, 2007
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$7,944	$1,988	$19,136	$(9,424)	$19,644
Cost of Goods Sold	7,096	1,731	16,658	(9,574)	15,911
Selling, Administrative and General Expense	1,053	187	1,546	(24)	2,762
Rationalizations	—	14	35	—	49
Interest Expense	417	39	285	(291)	450
Other (Income) and Expense	(231)	(26)	(197)	462	8

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest, and Equity in Earnings of Subsidiaries	(391)	43	809	3	464
United States and Foreign Taxes	30	6	220	(1)	255
Minority Interest	—	—	70	—	70
Equity in Earnings of Subsidiaries	560	36	—	(596)	—

Income (Loss) from Continuing Operations	139	73	519	(592)	139
Discontinued Operations	463	4	164	(168)	463

Net Income (Loss)	$602	$77	$683	$(760)	$602

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2006
				Consolidating
				Entries
	Parent	Guarantor	Non-Guarantor	and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$7,914	$2,041	$17,143	$(8,347)	$18,751
Cost of Goods Sold	7,504	1,775	14,979	(8,532)	15,726
Selling, Administrative and General Expense	987	182	1,379	(2)	2,546
Rationalizations	129	61	121	—	311
Interest Expense	410	39	202	(204)	447
Other (Income) and Expense	(262)	(3)	(204)	392	(77)

Income (Loss) from Continuing Operations before Income Taxes, Minority Interest, and Equity in Earnings of Subsidiaries	(854)	(13)	666	(1)	(202)
United States and Foreign Taxes	(28)	54	36	(2)	60
Minority Interest	—	—	111	—	111
Equity in Earnings of Subsidiaries	453	52	—	(505)	—

Income (Loss) from Continuing Operations	(373)	(15)	519	(504)	(373)
Discontinued Operations	43	1	54	(55)	43

Net Income (Loss)	$(330)	$(14)	$573	$(559)	$(330)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total Cash Flow From Operating Activities	$(1,770)	$126	$1,487	$(588)	$(745)
Cash Flows From Investing Activities:
Capital expenditures	(444)	(20)	(585)	—	(1,049)
Asset dispositions	193	1	48	(184)	58
Asset acquisitions	(1)	—	(267)	184	(84)
Decrease (increase) in restricted cash	(3)	—	7	—	4
Capital contributions	(131)	—	(316)	447	—
Capital redemptions	603	—	—	(603)	—
Investment in The Reserve Primary Fund	(360)	—	—	—	(360)
Return of investment in The Reserve Primary Fund	284	—	—	—	284
Other transactions	—	—	11	—	11

Total Cash Flows From Investing Activities	141	(19)	(1,102)	(156)	(1,136)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	—	97	—	97
Short term debt and overdrafts paid	(20)	(4)	(7)	—	(31)
Long term debt incurred	700	—	1,080	—	1,780
Long term debt paid	(750)	—	(709)	—	(1,459)
Common stock issued	5	—	—	—	5
Capital contributions	—	131	316	(447)	—
Capital redemptions	—	(215)	(388)	603	—
Dividends paid	—	—	(643)	588	(55)
Debt related costs and other transactions	—	—	11	—	11

Total Cash Flows From Financing Activities	(65)	(88)	(243)	744	348
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(4)	(32)	—	(36)

Net Change in Cash and Cash Equivalents	(1,694)	15	110	—	(1,569)
Cash and Cash Equivalents at Beginning of the Year	2,516	25	922	—	3,463

Cash and Cash Equivalents at End of the Year	$822	$40	$1,032	$—	$1,894

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total operating cash flows from continuing operations	$(363)	$(264)	$1,761	$(1,042)	$92
Operating cash flows from discontinued operations	(4)	(8)	12	13	13

Total Cash Flow From Operating Activities	(367)	(272)	1,773	(1,029)	105
Cash Flows From Investing Activities:
Capital expenditures	(289)	(16)	(430)	(4)	(739)
Asset dispositions	107	9	81	(90)	107
Asset acquisitions	—	—	(90)	90	—
Capital contributions	(476)	—	(151)	627	—
Capital redemptions	701	48	27	(776)	—
Decrease (increase) in restricted cash	24	—	(1)	—	23
Other transactions	—	—	3	—	3

Total investing cash flows from continuing operations	67	41	(561)	(153)	(606)
Investing cash flows from discontinued operations	1,060	115	248	12	1,435

Total Cash Flows From Investing Activities	1,127	156	(313)	(141)	829
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	—	21	—	21
Short term debt and overdrafts paid	(6)	(10)	(65)	—	(81)
Long term debt incurred	—	—	142	—	142
Long term debt paid	(1,790)	(1)	(536)	—	(2,327)
Common stock issued	937	—	—	—	937
Capital contributions	—	122	505	(627)	—
Capital redemptions	—	(11)	(753)	764	—
Dividends paid	—	—	(1,105)	1,005	(100)
Debt related costs and other transactions	(11)	—	(7)	—	(18)

Total financing cash flows from continuing operations	(870)	100	(1,798)	1,142	(1,426)
Financing cash flows from discontinued operations	—	—	(37)	28	(9)

Total Cash Flows From Financing Activities	(870)	100	(1,835)	1,170	(1,435)
Net Change in Cash of Discontinued Operations	—	—	27	—	27
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	4	71	—	75

Net Change in Cash and Cash Equivalents	(110)	(12)	(277)	—	(399)
Cash and Cash Equivalents at Beginning of the Year	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Year	$2,516	$25	$922	$—	$3,463

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2006
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total operating cash flows from continuing operations	$233	$12	$715	$(515)	$445
Operating cash flows from discontinued operations	64	—	101	(50)	115

Total Cash Flow From Operating Activities	297	12	816	(565)	560
Cash Flows From Investing Activities:
Capital expenditures	(244)	(14)	(373)	(6)	(637)
Asset dispositions	49	1	111	(34)	127
Asset acquisitions	(71)	—	(5)	35	(41)
Capital contributions	(1)	(10)	—	11	—
Decrease in restricted cash	26	—	1	—	27
Other transactions	26	—	—	—	26

Total investing cash flows from continuing operations	(215)	(23)	(266)	6	(498)
Investing cash flows from discontinued operations	(20)	—	(21)	7	(34)

Total Cash Flows From Investing Activities	(235)	(23)	(287)	13	(532)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	4	73	—	77
Short term debt and overdrafts paid	(64)	—	(37)	—	(101)
Long term debt incurred	1,970	—	275	—	2,245
Long term debt paid	(402)	—	(99)	—	(501)
Common stock issued	12	—	—	—	12
Capital contributions	—	11	—	(11)	—
Dividends paid	—	(8)	(597)	536	(69)
Debt related costs and other transactions	(15)	—	—	—	(15)

Total financing cash flows from continuing operations	1,501	7	(385)	525	1,648
Financing cash flows from discontinued operations	(3)	6	(31)	27	(1)

Total Cash Flows From Financing Activities	1,498	13	(416)	552	1,647
Net Change in Cash of Discontinued Operations	1	—	(11)	—	(10)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	59	—	59

Net Change in Cash and Cash Equivalents	1,561	2	161	—	1,724
Cash and Cash Equivalents at Beginning of the Year	1,065	35	1,038	—	2,138

Cash and Cash Equivalents at End of the Year	$2,626	$37	$1,199	$—	$3,862

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Supplementary Data
(Unaudited)

Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2008
Net Sales	$4,942	$5,239	$5,172	$4,135	$19,488
Gross Profit	981	1,043	856	469	3,349
Net Income (Loss)	$147	$75	$31	$(330)	$(77)

Net Income (Loss) Per Share — Basic	$0.61	$0.31	$0.13	$(1.37)	$(0.32)

Net Income (Loss) Per Share — Diluted(a)	$0.60	$0.31	$0.13	$(1.37)	$(0.32)

Weighted Average Shares Outstanding — Basic	240	241	241	241	241
— Diluted	244	243	243	241	241
Price Range of Common Stock:* High	$29.87	$30.10	$23.10	$15.26	$30.10
Low	22.27	17.53	14.16	3.93	3.93
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,100	$17,494	$17,043	$15,226
Total Debt and Capital Leases	4,076	4,069	5,391	4,979
Shareholders’ Equity	3,217	3,353	3,214	1,022

(a)	Due to the anti-dilutive impact of potentially dilutive securities in periods which we recorded a net loss, the quarterly earnings per share amounts do not add to the full year.

*	New York Stock Exchange — Composite Transactions

The first quarter of 2008 included after-tax rationalization charges of $13 million primarily related to the elimination of tire production at our Tyler, Texas tire plant, a warehouse closure, and the exit of certain unprofitable retail stores in our EMEA business unit. The quarter also included after-tax charges of $33 million related to the redemption of long term debt and $10 million for debt issuance costs written-off in connection with our refinancing activities. After-tax gains in the quarter included $33 million related to asset sales and an $8 million after-tax gain on an excise tax settlement.

The second quarter of 2008 included after-tax rationalization charges of $83 million and after-tax accelerated depreciation charges of $4 million, primarily related to the closure of the Somerton, Australia tire manufacturing facility. The quarter also included an after-tax gain of $2 million related to asset sales.

The third quarter of 2008 included after-tax rationalization charges of $33 million and after-tax accelerated depreciation charges of $13 million, primarily related to the closure of the Somerton, Australia tire manufacturing facility and the Tyler, Texas mix center, and our plan to exit 92 of our underperforming stores in the U.S. The quarter also included an after-tax gain of $2 million related to asset sales, after-tax charges of $7 million related to Hurricanes Ike and Gustav, a VEBA-related charge of $11 million, discrete net tax charges of $6 million related primarily to German operations, and after-tax charges of $5 million related to the exit of our Moroccan business.

The fourth quarter of 2008 included after-tax rationalization charges of $38 million and after-tax accelerated depreciation charges of $11 million, primarily related to the closure of the Somerton, Australia tire manufacturing facility and plans to reduce manufacturing, selling, administrative and general expenses through headcount reduction programs in all of our strategic business units. The quarter also included after-tax gains of $13 million related to asset sales and $7 million related to settlements with certain suppliers, and after-tax losses of $16 million related to the liquidation of our subsidiary in Jamaica and $5 million for a valuation allowance charge on our investment in The Reserve Primary Fund. The quarter also included $9 million of various discrete net tax benefits.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2007
Net Sales	$4,499	$4,921	$5,064	$5,160	$19,644
Gross Profit	760	955	1,014	1,004	3,733
Income (Loss) from Continuing Operations	(110)	29	159	61	139
Discontinued Operations	(64)	27	509	(9)	463

Net Income (Loss)	$(174)	$56	$668	$52	$602

Per Share — Basic:
Income (Loss) from Continuing Operations	$(0.61)	$0.15	$0.76	$0.28	$0.70
Discontinued Operations	(0.35)	0.13	2.41	(0.04)	2.30

Net Income (Loss)(a)	$(0.96)	$0.28	$3.17	$0.24	$3.00

Per Share — Diluted:
Income (Loss) from Continuing Operations	$(0.61)	$0.14	$0.67	$0.27	$0.65
Discontinued Operations	(0.35)	0.12	2.08	(0.04)	2.00

Net Income (Loss)(b)	$(0.96)	$0.26	$2.75	$0.23	$2.65

Weighted Average Shares Outstanding — Basic	180	196	211	216	201
— Diluted	180	231	244	239	232
Price Range of Common Stock:* High	$32.16	$36.59	$36.90	$31.36	$36.90
Low	21.40	30.96	23.83	25.34	21.40
Selected Balance Sheet Items at Quarter-End:
Total Assets	$15,861	$16,504	$17,042	$17,191
Total Debt and Capital Leases	5,826	5,453	5,057	4,725
Shareholders’ Equity (Deficit)	(90)	970	1,799	2,850

(a)	Quarterly per share amounts do not add to the full year per share amounts due to the issuance of 26.1 million shares of common stock in connection with the equity offering in the second quarter of 2007 and the convertible debt exchange involving the issuance of 28.7 million shares of common stock in the fourth quarter of 2007.

(b)	Due to the anti-dilutive impact of potentially dilutive securities in periods which we recorded a net loss, the quarterly earnings per share amounts do not add to the full year.

*	New York Stock Exchange — Composite Transactions

The first quarter of 2007 included after-tax pension plan curtailment and termination charges of $136 million, primarily related to the announced benefit plan changes, after-tax rationalization charges of $22 million and after-tax accelerated depreciation charges of $15 million, primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities, and approximately $40 million of costs associated with the USW strike. Of these amounts, discontinued operations included after-tax charges of $72 million related to pension plan curtailment and termination costs, after-tax rationalization charges, including accelerated depreciation, of $9 million, and approximately $6 million of costs associated with the USW strike.

The second quarter of 2007 included after-tax rationalization charges of $10 million and after-tax accelerated depreciation charges of $10 million, primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities. Also included were after-tax charges of $33 million related to the redemption of long term debt, $14 million of debt issuance costs written-off in connection with our refinancing activities, a gain of $9 million related to asset sales, and a tax benefit of $11 million related to an out-of-period tax adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia. Of these amounts, discontinued operations included after-tax rationalization charges, including accelerated depreciation, of $3 million.

The third quarter of 2007 included an after-tax gain on the sale of our Engineered Products business of $517 million and after-tax accelerated depreciation charges of $6 million, primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities. Also included was a gain of $11 million related to asset sales. Of these amounts, discontinued operations included an after-tax gain on the sale of our Engineered Products business of $517 million.

The fourth quarter of 2007 included an after-tax gain of $16 million on the sale of assets in the UK, an after-tax loss of $36 million ($35 million after minority interest) on the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation, and an after-tax charge of $17 million related to the conversion of our 4% convertible senior notes due 2034. Also included were after-tax rationalization charges of $20 million and after-tax accelerated depreciation charges of $6 million, primarily related to the reduction of tire production at two facilities in Amiens, France and the elimination of tire production at our Tyler, Texas facility. Discontinued operations included after-tax expense adjustments to the gain on the sale of our Engineered Products business of $9 million.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2008 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 60 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, and the effectiveness of internal control over financial reporting is presented on page 61 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 7, 2009 to be filed with the Commission pursuant to Regulation 14A.

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

The Goodyear Tire & Rubber Company
Attention: Investor Relations
1144 East Market Street
Akron, Ohio 44316-0001
(330) 796-3751

Goodyear’s Code of Ethics for its Chief Executive Officer and its Senior Financial Officers (the “Code of Ethics”) is also posted on Goodyear’s website. Amendments to and waivers of the Code of Ethics will be disclosed on the website.

Corporate Governance Guidelines and Certain Committee Charters

Goodyear has adopted Corporate Governance Guidelines as well as charters for its Audit, Compensation and Governance Committees. These documents are available on Goodyear’s website at http://www.goodyear.com/investor/investor_governance.html. Shareholders may request a free copy of any of these documents from the address and phone number set forth above under “Code of Business Conduct and Code of Ethics.” The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

1. Financial Statements:  See Index on page 59 of this Annual Report.

2. Financial Statement Schedules:  See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedules at pages FS-2 through FS-8 are incorporated into and made a part of this Annual Report.

3. Exhibits required to be filed by Item 601 of Regulation S-K:  See the Index of Exhibits at pages X-1 through X-6 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: February 18, 2009	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2009	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 18, 2009	/s/ Darren R. Wells Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 18, 2009	/s/ Thomas A. Connell Thomas A. Connell, Vice President and Controller (Principal Accounting Officer)

Date: February 18, 2009	JAMES C. BOLAND, Director
JAMES A. FIRESTONE, Director
W. ALAN McCOLLOUGH, Director
STEVEN A. MINTER, Director
DENISE M. MORRISON, Director
RODNEY O’NEAL, Director
SHIRLEY D. PETERSON, Director
STEPHANIE A. STREETER, Director
G. CRAIG SULLIVAN, Director
THOMAS H. WEIDEMEYER, Director
MICHAEL R. WESSEL, Director	/s/ Darren R. Wells Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2008	2007	2006

Net Sales	$7,833	$7,944	$7,914
Cost of Goods Sold	7,248	7,096	7,504
Selling, Administrative and General Expense	882	1,053	987
Rationalizations	43	—	129
Interest Expense	251	417	410
Other (Income) and Expense	(244)	(231)	(262)

Loss from Continuing Operations before Income Taxes and Equity in Earnings of Subsidiaries	(347)	(391)	(854)
United States and Foreign Taxes	10	30	(28)
Equity in Earnings of Subsidiaries	280	560	453

Income (Loss) from Continuing Operations	(77)	139	(373)
Discontinued Operations	—	463	43

Net Income (Loss)	$(77)	$602	$(330)

Net Income (Loss) Per Share — Basic
Income (Loss) from Continuing Operations	$(0.32)	$0.70	$(2.11)
Discontinued Operations	—	2.30	0.25

Net Income (Loss)	$(0.32)	$3.00	$(1.86)

Weighted Average Shares Outstanding	241	201	177
Net Income (Loss) Per Share — Diluted
Income (Loss) from Continuing Operations	$(0.32)	$0.65	$(2.11)
Discontinued Operations	—	2.00	0.25

Net Income (Loss)	$(0.32)	$2.65	$(1.86)

Weighted Average Shares Outstanding	241	232	177

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY BALANCE SHEETS

	December 31,
(Dollars in millions)	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$822	$2,516
Restricted cash	6	178
Accounts receivable, less allowance — $26 ($24 in 2007)	763	837
Inventories:
Raw materials	295	256
Work in process	44	57
Finished products	1,245	1,043

	1,584	1,356
Prepaid expenses and other current assets	124	97

Total Current Assets	3,299	4,984
Intangible Assets	110	110
Other Assets	173	221
Investments in Subsidiaries	4,216	4,842
Property, Plant and Equipment, less accumulated depreciation — $4,402 ($4,250 in 2007)	2,167	1,967

Total Assets	$9,965	$12,124

Liabilities
Current Liabilities:
Accounts payable-trade	$648	$680
Accounts payable to affiliates	714	989
Compensation and benefits	362	552
Other current liabilities	269	520
United States and foreign taxes	51	66
Long term debt and capital leases due within one year	501	102

Total Current Liabilities	2,545	2,909
Long Term Debt and Capital Leases	3,300	3,750
Compensation and Benefits	2,450	2,053
Deferred and Other Noncurrent Income Taxes	38	76
Other Long Term Liabilities	610	486

Total Liabilities	8,943	9,274
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450,000,000 shares in 2008 and 2007 Outstanding shares, 241,289,921 (240,122,374 in 2007)	241	240
Capital Surplus	2,702	2,660
Retained Earnings	1,525	1,602
Accumulated Other Comprehensive Loss	(3,446)	(1,652)

Total Shareholders’ Equity	1,022	2,850

Total Liabilities and Shareholders’ Equity	$9,965	$12,124

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity (Deficit)

Balance at December 31, 2005
(after deducting 19,168,917 treasury shares)	176,509,751	$177	$1,398	$1,298	$(2,800)	$73
Comprehensive income (loss):
Net loss				(330)		(330)
Foreign currency translation (net of tax of $0)					233
Reclassification adjustment for amounts recognized in income (net of tax of $0)					2
Additional pension liability (net of tax of $38)					439
Unrealized investment loss (net of tax of $0)					(4)
Deferred derivative gain (net of tax of $0)					1
Reclassification adjustment for amounts recognized in income (net of tax of $(3))					(3)

Other comprehensive income (loss)						668

Total comprehensive income (loss)						338
Adjustment to initially apply FASB Statement No. 158 for pension and OPEB (net of tax of $49)					(1,199)	(1,199)
Common stock issued from treasury:
Stock-based compensation plans	1,709,219	1	11			12
Stock-based compensation			18			18

Balance at December 31, 2006
(after deducting 17,459,698 treasury shares)	178,218,970	178	1,427	968	(3,331)	(758)
Adjustment for adoption of FIN 48 (Note 15)				32		32
Comprehensive income (loss):
Net income				602		602
Foreign currency translation (net of tax of $1)					482
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(13)
Prior service credit from defined benefit plan amendments (net of minority interest of $3)					488
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8 and minority interest of $14)					154
Decrease in net actuarial losses (net of tax of $21 and minority interest of $28)					445
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $10 and minority interest of $2)					137
Unrealized investment loss (net of tax of $0)					(14)
Other comprehensive income (loss)						1,679

Total comprehensive income (loss)						2,281
Issuance of shares for public equity offering	26,136,363	26	808			834
Issuance of shares for conversion of debt	28,728,852	29	307			336
Common stock issued from treasury:
Stock-based compensation plans	7,038,189	7	96			103
Stock-based compensation			22			22

Balance at December 31, 2007
(after deducting 10,438,287 treasury shares)	240,122,374	240	2,660	1,602	(1,652)	2,850
Comprehensive income (loss):
Net loss				(77)		(77)
Foreign currency translation (net of tax of $0)					(488)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(15)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $11 and minority interest of $7)					99
Increase in net actuarial losses (net of tax of $11 and minority interest of $10)					(1,452)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 and minority interest of $(11))					67
Unrealized investment loss (net of tax of $0)					(5)
Other comprehensive income (loss)						(1,794)

Total comprehensive income (loss)						(1,871)
Issuance of shares for conversion of debt	328,954	—	4			4
Common stock issued from treasury:
Stock-based compensation plans	838,593	1	4			5
Stock-based compensation			34			34

Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,702	$1,525	$(3,446)	$1,022

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2008	2007	2006

Cash Flows from Operating Activities:
Total operating cash flows from continuing operations	$(1,770)	$(363)	$233
Operating cash flows from discontinued operations	—	(4)	64

Total cash flows from operating activities	(1,770)	(367)	297
Cash Flows from Investing Activities:
Capital expenditures	(444)	(289)	(244)
Asset dispositions	193	107	49
Asset acquisitions	(1)	—	(71)
Capital contributions to subsidiaries	(131)	(476)	(1)
Capital redemptions from subsidiaries	603	701	—
Decrease (increase) in restricted cash	(3)	24	26
Investment in The Reserve Primary Fund	(360)	—	—
Return on investment in The Reserve Primary Fund	284	—	—
Other transactions	—	—	26

Total investing cash flows from continuing operations	141	67	(215)
Investing cash flows from discontinued operations	—	1,060	(20)

Total Cash Flows From Investing Activities	141	1,127	(235)
Cash Flows from Financing Activities:
Short term debt and overdrafts paid	(20)	(6)	(64)
Long term debt incurred	700	—	1,970
Long term debt paid	(750)	(1,790)	(402)
Common stock issued	5	937	12
Debt related costs and other transactions	—	(11)	(15)

Total financing cash flows from continuing operations	(65)	(870)	1,501
Financing cash flows from discontinued operations	—	—	(3)

Total cash flows from Financing Activities	(65)	(870)	1,498
Net Change in Cash of Discontinued Operations	—	—	1

Net Change in Cash and Cash Equivalents	(1,694)	(110)	1,561
Cash and Cash Equivalents at Beginning of the Year	2,516	2,626	1,065

Cash and Cash Equivalents at End of the Year	$822	$2,516	$2,626

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2008, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company has pledged a significant portion of its assets as collateral. The collateral included first and second priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets (excluding the sale of properties located in Akron, Ohio), incur restrictions on the ability of the Parent Company’s subsidiaries to pay dividends to the Parent Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of the Parent Company’s assets. These covenants are subject to significant exceptions and qualifications. The primary credit facilities permit the Parent Company to pay dividends on its common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred by the Parent Company under the facilities following the dividend payment, and certain financial tests are satisfied.

In addition, in the event that the availability under the Parent Company’s first lien facility plus the aggregate amount of Available Cash is less than $150 million, the Parent Company will not be permitted to allow the ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash”, “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the first lien facility. As provided in the Parent Company’s second lien term loan facility, if the Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before the Parent Company may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, the Parent Company must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the second lien term loan facility. For further information, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments.

The first lien facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006.

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2008 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2009	2010	2011	2012	2013

Debt maturities	$501	$4	$978	$3	$703

COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2008, the Parent Company did not have off-balance sheet financial guarantees written and other commitments.

At December 31, 2008, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)

DIVIDENDS

The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2008, 2007 and 2006.

The following table presents dividends received during 2008, 2007 and 2006:

(In millions)	2008	2007	2006

Consolidated subsidiaries	$209	$562	$247

There were no stock dividends received from consolidated subsidiaries in 2008, 2007 and 2006.

SUPPLEMENTAL CASH FLOW INFORMATION

The Parent Company made cash payments for interest in 2008, 2007 and 2006 of $298 million, $455 million and $410 million, respectively. The Parent Company had net cash payments for income taxes in 2008 of $14 million and net cash receipts for income taxes in 2007 and 2006 of $4 million and $6 million, respectively.

INTERCOMPANY TRANSACTIONS

The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2008	2007	2006

Sales	$1,134	$1,165	$1,166
Cost of Goods Sold	1,159	1,157	1,160
Interest Expense	23	36	33
Other (Income) and Expense	(559)	(437)	(422)

Income before Income Taxes	$511	$409	$395

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

	Balance	Additions					Translation
	at	Charged	Charged	Acquired	Deductions		adjustment	Balance
	beginning	(credited)	(credited)	by	from		during	at end of
Description	of period	to income	to AOCL	purchase	reserves		period	period

2008

Allowance for doubtful accounts	$88	$34	$—	$—	$(23	)(a)	$(6)	$93
Valuation allowance — deferred tax assets	2,231	82	473	—	—		(85)	2,701

2007

Allowance for doubtful accounts	$98	$15	$—	$—	$(31	)(a)	$6	$88
Valuation allowance — deferred tax assets	2,814	(36)	(583)	—	—		36	2,231

2006

Allowance for doubtful accounts	$124	$10	$—	$—	$(42	)(a)	$6	$98
Valuation allowance — deferred tax assets	2,051	364	366	13	(3)		23	2,814

Note: (a) Accounts receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For Year Ended December 31, 2008

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

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

10	Material Contracts
(a)	Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., BNP Paribas, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC, Wells Fargo Foothill, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(b)	Amended and Restated Second Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(c)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(d)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(e)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(f)	Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(g)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A., as Collateral Agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, the Company, and the subsidiaries of the Company named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(h)	Amended and Restated Revolving Credit Agreement, dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the Mandated Lead Arrangers and Joint Bookrunners identified therein (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(i)	First Amendment dated as of July 18, 2008, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-1927).
(j)	Second Amendment dated as of August 22, 2008, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-1927).
(k)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(l)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005, August 26, 2005 and July 23, 2008, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).
(m)	Master Subordinated Deposit Agreement dated July 23, 2008, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Subordinated Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).
(n)	Master Complementary Deposit Agreement dated July 23, 2008, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Complementary Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).
(o)	Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
(p)	Amendment No. 1 to the Umbrella Agreement, dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(q)	Amendment No. 2 to the Umbrella Agreement, dated as of April 7, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(r)	Amendment No. 3 to the Umbrella Agreement, dated as of July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(s)	Amendment No. 4 to the Umbrella Agreement, dated as of February 12, 2008, among the Company, Sumitomo Rubber Industries, Ltd. and their respective affiliates named therein (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-1927).
(t)	Joint Venture Agreement for Europe, dated as of June 14, 1999, as amended by Amendment No. 1 thereto, dated as of September 1, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd. and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(u)	Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(v)	Amendment No. 1 to the Shareholders Agreement for the Europe JVC, dated April 21, 2000, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(w)	Amendment No. 2 to the Shareholders Agreement for the Europe JVC, dated July 15, 2004, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(x)	Amendment No. 3 to the Shareholders Agreement for the Europe JVC, dated August 30, 2005, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).
(y)	Memorandum of Agreement (Amendment No. 4 to the Shareholders Agreement for the Europe JVC), dated April 26, 2007, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(z)	Agreement, dated as of March 3, 2003, between the Company and Sumitomo Rubber Industries, Ltd., amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(aa)*	2008 Performance Plan of The Goodyear Tire & Rubber Company.	10.1
(bb)*	Form of Non-Qualified Stock Option Grant Agreement.	10.2
(cc)*	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Rights Grant Agreement.	10.3

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(dd)*	Form of Incentive Stock Option Grant Agreement.	10.4
(ee)*	Form of Performance Share Grant Agreement.	10.5
(ff)*	Form of Restricted Stock Purchase Agreement.	10.6
(gg)*	Form of Cash Performance Unit Grant Agreement.	10.7
(hh)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2005, File No. 1-1927).
(ii)*	2002 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927).
(jj)*	1997 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).
(kk)*	Performance Recognition Plan of the Company, as amended and restated on October 7, 2008.	10.8
(ll)*	The Goodyear Tire & Rubber Company Management Incentive Plan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).
(mm)*	Executive Performance Plan of the Company effective January 1, 2004.	10.9
(nn)*	Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005, File No. 1-1927).
(oo)*	Goodyear Supplementary Pension Plan (October 7, 2008 Restatement).	10.10
(pp)*	Defined Benefit Excess Benefit Plan of the Company, as amended and restated as of October 7, 2008, effective as of January 1, 2005.	10.11
(qq)*	Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005.	10.12
(rr)*	Deferred Compensation Plan for Executives, amended and restated as of October 7, 2008.	10.13
(ss)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, effective June 1, 1994.	10.14
(tt)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended October 7, 2008.	10.15
(uu)*	Letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(vv)*	Supplement and amendment to letter agreement between the Company and Robert J. Keegan, dated December 18, 2008.	10.16
(ww)*	Restricted Stock Purchase Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(xx)*	Stock Option Grant Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(yy)*	Continuity Plan for Salaried Employees, as amended and restated effective April 10, 2007, as further amended on October 7, 2008.	10.17

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(zz)*	Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(aaa)*	Hourly and Salaried Employees Stock Option Plan of the Company, as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1
21	Subsidiaries
(a)	List of subsidiaries of the Company at December 31, 2008.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
(b)	Consent of Bates White, LLC.	23.2
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement