Form 10-Q
period 2009-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2009-04-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Yes ☑                              No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐                              No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
      Number of Shares of Common Stock,
      Without Par Value, Outstanding at March 31, 2009:                               241,824,683

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS.
SIGNATURES
THE GOODYEAR TIRE & RUBBER COMPANY Quarterly Report on Form 10-Q For the Quarter Ended March 31, 2009 INDEX OF EXHIBITS
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-12.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2009	2008

NET SALES	$3,536	$4,942

Cost of Goods Sold	3,219	3,961
Selling, Administrative and General Expense	533	635
Rationalizations (Note 2)	55	13
Interest Expense	64	89
Other (Income) and Expense (Note 3)	30	(6)

(Loss) Income before Income Taxes	(365)	250
United States and Foreign Taxes	(17)	77

Net (Loss) Income	(348)	173
Less: Minority Shareholders Net (Loss) Income	(15)	26

Goodyear Net (Loss) Income	$(333)	$147

Goodyear Net (Loss) Income — Per Share

Basic	$(1.38)	$0.61

Weighted Average Shares Outstanding (Note 4)	241	240

Diluted	$(1.38)	$0.60

Weighted Average Shares Outstanding (Note 4)	241	244
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2009	2008
Assets:
Current Assets:
Cash and Cash Equivalents	$1,896	$1,894
Accounts Receivable, less Allowance — $92 ($93 in 2008)	2,489	2,547
Inventories:
Raw Materials	519	714
Work in Process	144	119
Finished Products	2,599	2,759

	3,262	3,592

Prepaid Expenses and Other Current Assets	321	307

Total Current Assets	7,968	8,340
Goodwill	650	683
Intangible Assets	158	160
Deferred Income Tax	52	54
Other Assets	341	355
Property, Plant and Equipment less Accumulated Depreciation — $8,222 ($8,310 in 2008)	5,476	5,634

Total Assets	$14,645	$15,226

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,989	$2,509
Compensation and Benefits	633	624
Other Current Liabilities	561	643
United States and Foreign Taxes	192	156
Notes Payable and Overdrafts (Note 6)	317	265
Long Term Debt and Capital Leases due within one year (Note 6)	564	582

Total Current Liabilities	4,256	4,779
Long Term Debt and Capital Leases (Note 6)	4,645	4,132
Compensation and Benefits	3,392	3,487
Deferred and Other Noncurrent Income Taxes	194	193
Other Long Term Liabilities	766	763

Total Liabilities	13,253	13,354

Commitments and Contingent Liabilities (Note 9)
Minority Shareholders’ Equity (Note 1)	576	619

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares — 242 (241 in 2008) after deducting 9 treasury shares (10 in 2008)	242	241
Capital Surplus	2,767	2,764
Retained Earnings	1,130	1,463
Accumulated Other Comprehensive Loss	(3,538)	(3,446)

Goodyear Shareholders’ Equity	601	1,022
Minority Shareholders’ Equity — Nonredeemable	215	231

Total Shareholders’ Equity	816	1,253

Total Liabilities and Shareholders’ Equity	$14,645	$15,226

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2009	2008

Net (Loss) Income	$(348)	$173

Other Comprehensive (Loss) Income:
Foreign currency translation, net of tax of $0	(172)	260

Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of tax of $5 ($1 in 2008)	42	32

Increase in net actuarial losses, net of tax of $0	(3)	—

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements, net of tax of $1	4	—

Unrealized investment loss, net of tax of $0	(7)	(5)

Comprehensive (Loss) Income	(484)	460
Less: Comprehensive (Loss) Income Attributable to Minority Shareholders	(59)	102

Comprehensive (Loss) Income Attributable to Goodyear Shareholders	$(425)	$358

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(348)	$173
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	152	155
Amortization and write-off of debt issuance costs	3	16
Net rationalization charges (Note 2)	55	13
Net gains on asset sales (Note 3)	(1)	(33)
Pension contributions and direct payments	(106)	(53)
Rationalization payments	(70)	(16)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(19)	(415)
Inventories	250	(296)
Accounts payable — trade	(331)	65
U.S. and foreign taxes	43	50
Compensation and benefits	96	—
Other current liabilities	(57)	(5)
Other assets and liabilities	8	(1)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(325)	(347)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(221)	(226)
Asset dispositions (Note 3)	1	33
Asset acquisitions	—	(46)
Return of investment in The Reserve Primary Fund	24	—
Other transactions	4	1

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(192)	(238)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	79	69
Short term debt and overdrafts paid	(42)	—
Long term debt incurred	969	6
Long term debt paid	(454)	(769)
Common stock issued	2	3

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	554	(691)

Effect of exchange rate changes on cash and cash equivalents	(35)	29

Net Change in Cash and Cash Equivalents	2	(1,247)

Cash and Cash Equivalents at Beginning of the Period	1,894	3,463

Cash and Cash Equivalents at End of the Period	$1,896	$2,216

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (“Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
     We have adopted the provisions of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, effective January 1, 2009. The FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. In July 2004, we issued $350 million of 4% convertible senior notes due 2034, and subsequently exchanged $346 million of those notes for common stock and a cash payment in December 2007. The remaining $4 million of notes were converted into common stock in May 2008. The adoption of APB 14-1 effective January 1, 2009 resulted in a $62 million reclassification in our consolidated statements of shareholders’ equity by decreasing retained earnings and increasing capital surplus. Prior period information presented in this Form 10-Q has been restated, where required. Refer to Note 12.
     We also have adopted the provisions of FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”, effective January 1, 2009. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary, and requires, among other things, that noncontrolling interests in subsidiaries be classified as shareholders’ equity. Prior period information presented in this Form 10-Q has been reclassified, where required.
     We are a party to shareholder agreements concerning certain of our less-than-wholly-owned consolidated subsidiaries. Under the terms of certain of these agreements, the minority shareholders have the right to require us to purchase their ownership interests in the respective subsidiaries if there is a change in control of Goodyear or a bankruptcy of Goodyear. Accordingly, we have reported the minority equity in those subsidiaries outside of Shareholders’ Equity.
     Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2009.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
We have implemented rationalization actions over the past several years in order to maintain our global competitiveness and more recently to respond to the global economic slowdown that began in 2008 by reducing high-cost manufacturing capacity and associate headcount.
     The net rationalization charges included in (Loss) Income before Income Taxes are as follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
New charges	$57	$14
Reversals	(2)	(1)

	$55	$13

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table shows the roll-forward of our liability between periods:

		Other Than
	Associate-	Associate-Related
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2008	$118	$18	$136
2009 charges	51	6	57
Incurred	(77)	(4)	(81)
Reversed to the statement of operations	(2)	—	(2)

Balance at March 31, 2009	$90	$20	$110

The rationalization actions taken in 2009 were initiated to reduce our cost structure as a result of lower sales demand due to the global economic slowdown. We initiated these actions throughout the Company. North American Tire initiated manufacturing headcount reductions at two facilities to meet lower production demand and also initiated reductions in salaried selling, administrative and general positions in Akron, Ohio. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio and throughout Europe, Middle East and Africa Tire (“EMEA”). Finally, Latin American Tire initiated manufacturing headcount reductions at each of its two facilities in Brazil.
     During 2009, net rationalization charges of $55 million were recorded. New charges of $57 million were comprised of $44 million for plans initiated in 2009, consisting of $43 million for associate severance and pension costs and $1 million for other exit and non-cancelable lease costs, and $13 million for plans initiated in 2008, consisting of $8 million for associate severance and pension costs and $5 million for other exit and non-cancelable lease costs. The net charges in 2009 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 1,800 associates will be released under 2009 plans, of which 800 were released by March 31, 2009.
     In 2009, $77 million was incurred for associate severance payments and pension curtailment costs, and $4 million was incurred for non-cancelable lease and other exit costs.
     The accrual balance of $110 million at March 31, 2009 consists of $90 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $20 million primarily for long term non-cancelable lease costs.
     Asset write-offs and accelerated depreciation charges of $10 million were recorded in cost of goods sold (“CGS”) in the first quarter of 2009, related primarily to the closure of our Somerton, Australia tire manufacturing facility. No asset write-offs and accelerated depreciation were recorded in the first quarter of 2008.
     During the first quarter of 2008, $13 million of net charges were recorded. New charges of $14 million represented $2 million for plans initiated in 2008 to exit certain unprofitable retail stores in our EMEA business unit, and $12 million for plans initiated in 2007 and prior years, primarily related to North American Tire, including the elimination of tire production at our Tyler, Texas manufacturing facility and a warehouse closure.
     Approximately 3,800 associates will be released under programs initiated in 2008 and 2007, of which approximately 2,900 were released by March 31, 2009, including 1,000 in the first quarter of 2009.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended March 31,
(In millions)	2009	2008
Net gains on asset sales	$(1)	$(33)
Interest income	(4)	(29)
Royalty income	(7)	(9)
Financing fees and financial instruments	11	53
Insurance fire loss expense	—	2
Foreign currency exchange	24	8
General & product liability — discontinued products (Note 9)	5	5
Miscellaneous	2	(3)

	$30	$(6)

Other (Income) and Expense was $30 million of expense in the first quarter of 2009, compared to $6 million of income in the first quarter of 2008. Gains on asset sales declined by $32 million due primarily to gains recognized in 2008. Interest income decreased by $25 million due primarily to lower average cash balances and interest rates in 2009 compared to the prior year. During the first quarter of 2009, we incurred $24 million of foreign currency exchange losses primarily as a result of the weakening Brazilian real and Polish zloty against the U.S. dollar and of the weakening of the Polish zloty against the euro. During the first quarter of 2008, we incurred $8 million of foreign currency exchange losses primarily as a result of the strengthening Chilean peso, partially offset by the weakening of the Turkish lira, both against the U.S. dollar and euro. Financing fees decreased by $42 million due primarily to the inclusion in the 2008 period of charges of $43 million related to the redemption of $650 million of senior secured notes due 2011, of which $33 million was cash premiums paid on the redemption and $10 million was the write-off of deferred financing fees and unamortized discount.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the weighted average number of common shares outstanding.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended March 31,
(In millions)	2009	2008
Weighted average shares outstanding — basic	241	240
Stock options and other dilutive securities	—	4

Weighted average shares outstanding — diluted	241	244

Weighted average shares outstanding — diluted for the three months ended March 31, 2009 exclude the effects of approximately 2 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.
     Additionally, weighted average shares outstanding — diluted exclude approximately 15 million and 8 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options), for 2009 and 2008, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value at March 31, 2009 on the Consolidated Balance Sheet:

		Quoted Prices in	Significant
	Total Carrying	Active Markets for	Other	Significant
	Value in the	Identical	Observable	Unobservable
	Consolidated	Assets/Liabilities	Inputs	Inputs
(In millions)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$28	$28	$—	$—
Derivative Financial Instruments	2	—	2	—

Total Assets at Fair Value	$30	$28	$2	$—

Liabilities:
Derivative Financial Instruments	$29	$—	$21	$8

Total Liabilities at Fair Value	$29	$—	$21	$8

Derivative financial instrument valuations classified as Level 3 include our interest rate basis swap discussed in Note 6 and an embedded currency derivative in long-dated operating leases at March 31, 2009. The valuation of the basis swap is calculated using a net present value of future cash flows based on available market rates at March 31, 2009. The valuation of the embedded currency derivative is based on an extrapolation of forward rates to the assumed expiration of the leases. Other (Income) and Expense in 2009 included a loss of $3 million resulting primarily from the change in the fair value of the embedded derivative, and a gain of $5 million related to the interest rate basis swap. Other (Income) and Expense in the three months ended March 31, 2008 included a gain of $2 million resulting from the change in the fair value of the embedded currency derivative from December 31, 2007.
     The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2009 and December 31, 2008. The fair value was estimated using quoted market prices or discounted future cash flows.

(In millions)	March 31, 2009	December 31, 2008
Fixed Rate Debt:
Carrying amount — liability	$1,457	$1,514
Fair value — liability	1,169	1,207

Variable Rate Debt:
Carrying amount — liability	$3,718	$3,164
Fair value — liability	3,115	2,531
NOTE 6. FINANCING ARRANGEMENTS
At March 31, 2009, we had total credit arrangements totaling $6,997 million, of which $1,001 million were unused, compared to $7,127 million and $1,677 million, respectively, at December 31, 2008.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2009, we had short term committed and uncommitted credit arrangements totaling $516 million, of which $199 million were unused, compared to $481 million and $216 million, respectively, at December 31, 2008. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2009	2008

Notes payable and overdrafts	$317	$265

Weighted average interest rate	5.25%	6.33%

Long term debt and capital leases due within one year:
Floating rate notes due 2009	$499	$498
Other domestic and international debt (including capital leases)	65	84

	$564	$582

Weighted average interest rate	6.23%	6.28%

Total obligations due within one year	$881	$847

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2009, we had long term credit arrangements totaling $6,481 million, of which $802 million were unused, compared to $6,646 million and $1,461 million, respectively, at December 31, 2008.
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2009		December 31, 2008
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
Floating rate notes due 2009	$499	6.29%	$498	6.29%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	325	8.625%
9% due 2015	260	9%	260	9%
7% due 2028	149	7%	149	7%
Credit Facilities:
€505 million revolving credit facility due 2012	651	3.17%	182	4.75%
$1.5 billion first lien revolving credit facility due 2013	800	1.78%	700	1.73%
$1.2 billion second lien term loan facility due 2014	1,200	2.28%	1,200	2.22%
Pan-European accounts receivable facility due 2015	376	4.11%	483	5.81%
Other domestic and international debt(1)	265	6.20%	231	7.54%

	5,175		4,678
Capital lease obligations	34		36

	5,209		4,714
Less portion due within one year	(564)		(582)

	$4,645		$4,132

(1)	Interest rate for both March 31, 2009 and December 31, 2008, is the weighted average interest rate.

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
     This facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006.
     At March 31, 2009, we had $800 million outstanding and $487 million of letters of credit issued under the revolving credit facility. At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2009 and December 31, 2008, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities, consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”), and a €350 million European revolving credit facility which is available to the same German borrowers and to GDTE and certain of its other subsidiaries, with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of March 31, 2009, $206 million (€155 million) was outstanding under the German revolving credit facility and there were $16 million (€12 million) of letters of credit issued and $445 million (€335 million) of borrowings (including $146 million (€110 million) of borrowings by the non-German borrowers) under the European revolving credit facility. As of December 31, 2008, there were no borrowings under the German revolving credit facility and there were $10 million (€7 million) of letters of credit issued and $182 million (€130 million) of borrowings (including $84 million (€60 million) of borrowings by the non-German borrowers) under the European revolving credit facility.
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
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Utilization under this facility is based on current available receivable balances. The facility is subject to customary annual renewal of back-up liquidity commitments.
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. As of March 31, 2009 and December 31, 2008, the amount available and fully utilized under this program totaled $376 million (€283 million) and $483 million (€346 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long-term debt and capital leases.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $53 million and $61 million at March 31, 2009 and December 31, 2008, respectively. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, please refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2008 Form 10-K.
Other Foreign Credit Facilities
During the third quarter of 2008, we executed financing agreements in China. The facilities provide for availability of up to 3.6 billion renminbi (approximately $530 million at March 31, 2009 and $535 million at December 31, 2008) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. There were no borrowings outstanding at March 31, 2009 or December 31, 2008.
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
Interest Rate Contracts
We manage our fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on our consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. At March 31, 2009, 71% of our debt was at variable interest rates averaging 3.35% compared to 68% at an average rate of 3.83% at December 31, 2008. The decrease in the average variable interest rate was driven by decreases in the underlying market rates associated with our variable rate debt.
     We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There was one contract outstanding at March 31, 2009, under which we pay six-month LIBOR and receive one-month LIBOR plus a premium. This contract applies to $1.2 billion of notional principal, has a contractual life of twelve months and matures in October 2009. During the first quarter of 2009, the weighted average interest rates paid and received were 3.48% and 0.91%, respectively. The contract was not designated as a hedging instrument and accordingly, fair value gains and losses on the contract are recorded in Other (Income) and Expense. The fair value of the contract was $5 million and $10 million at March 31, 2009 and December 31, 2008, respectively, and was included in Other Current Liabilities.
Foreign Currency Contracts
We will enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on our consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans, royalty agreements and forecasted purchases and sales. Contracts hedging short term trade receivables and payables normally have no hedging designation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents foreign currency forward contract information:

	March 31, 2009		December 31, 2008
	Fair	Contract	Fair	Contract
(In millions)	Value	Amount	Value	Amount
Buy currency:
U.S. dollar	$270	$278	$576	$586
Japanese yen	92	101	96	97
British pound	48	48	104	104
Australian dollar	34	34	34	39
Euro	13	14	9	8
All other	13	13	32	33

	$470	$488	$851	$867

Contract maturity	4/09 – 10/09		1/09 – 6/09

Sell currency:
Brazilian real	$78	$76	$155	$148
Canadian dollar	30	30	21	20
U.S. dollar	23	21	24	24
Euro	17	16	32	33
South African rand	15	14	5	5
Czech koruna	14	14	8	8
All other	13	15	18	18

	$190	$186	$263	$256

Contract maturity	4/09 – 10/19		1/09 – 10/19
There were no foreign currency forward contracts designated as hedging instruments at March 31, 2009. The following table presents amounts included in the Consolidated Balance Sheets for foreign currency forward contracts:

	March 31,	December 31,
(In millions)	2009	2008
Accounts receivable	$2	$3
Other Assets	—	1
Other Current Liabilities	(22)	(27)
Other Long Term Liabilities	(2)	—
Net transaction losses on foreign currency contracts totaled $9 million in the three months ended March 31, 2009, and are reported in Other (Income) and Expense. Refer to Note 3.
     We were not a party to any other types of foreign currency contracts at March 31, 2009 and December 31, 2008.
     There are no credit risk-related contingent features in our interest rate and foreign exchange contracts, and the contracts contained no provisions under which we have posted, or would be required to post, collateral. The counterparties to our interest rate and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. We control our credit exposure by diversifying across multiple counterparties and by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads. We also enter into master netting agreements with counterparties when possible. Based on our analysis, we consider the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could have a material effect on our consolidated financial position, results of operations or liquidity in the period in which it occurs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. STOCK COMPENSATION PLANS
Our Board of Directors granted 2.8 million stock options and 0.2 million performance share units during the first quarter of 2009 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of these stock options was $4.81 and $3.49, respectively. The expected term was estimated using the simplified method, as historical data was not sufficient to provide a reasonable estimate. We estimated the fair values using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 2.30%
Volatility: 83.6%
Dividend yield: Nil
     We recognized stock-based compensation expense of $3 million ($3 million after-tax) and $6 million ($6 million after-tax) during the first quarter of 2009 and 2008, respectively. As of March 31, 2009, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $31 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 31, 2013.
NOTE 8. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans. In addition, we provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement.
     Pension cost follows:

	U.S.		Non-U.S.
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2009	2008	2009	2008
Service cost – benefits earned during the period	$9	$18	$6	$9
Interest cost on projected benefit obligation	80	79	32	43
Expected return on plan assets	(60)	(93)	(26)	(37)
Amortization of: — prior service cost	8	9	—	1
— net losses	39	11	7	13

Net periodic pension cost	76	24	19	29
Curtailments/settlements	—	—	5	—

Total pension cost	$76	$24	$24	$29

We expect to contribute approximately $325 million to $375 million to our funded U.S. and non-U.S. pension plans in 2009. For the three months ended March 31, 2009, we contributed $40 million and $43 million to our U.S. and non-U.S. plans, respectively.
     Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended March 31, 2009 and 2008 were $19 million and $9 million, respectively.
     As announced in 2007, we froze our U.S. salaried pension plans effective December 31, 2008 and implemented improvements to our U.S. defined contribution savings plan effective January 1, 2009.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Postretirement benefit cost follows:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Service cost – benefits earned during the period	$1	$3
Interest cost on projected benefit obligation	8	26
Amortization of: — prior service credit	(10)	(3)
— net losses	2	2

Net periodic postretirement benefit cost	$1	$28

Effective August 22, 2008, health care benefits for current and future domestic retirees who were represented by the United Steelworkers (“USW”) became the responsibility of an independent Voluntary Employees’ Beneficiary Association (“VEBA”), which resulted in the settlement of the OPEB obligation for the affected plans in the 2008 third quarter. Postretirement benefit cost recognized in the 2008 first quarter for these plans was $25 million.
NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES
At March 31, 2009, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $876 million, and off-balance-sheet financial guarantees written and other commitments totaling $38 million.
Environmental Matters
We have recorded liabilities totaling $39 million and $40 million at March 31, 2009 and December 31, 2008, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $7 million and $8 million were included in Other Current Liabilities at March 31, 2009 and December 31, 2008. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $297 million and $288 million for anticipated costs related to workers’ compensation at March 31, 2009 and December 31, 2008, respectively. Of these amounts, $83 million and $75 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2009 and December 31, 2008, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $287 million and $291 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at March 31, 2009 and December 31, 2008, respectively. Of these amounts, $74 million and $86 million were included in Other Current Liabilities at March 31, 2009 and December 31, 2008, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $66 million at March 31, 2009 and $65 million at December 31, 2008. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at March 31, 2009 and December 31, 2008, respectively.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 73,100 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $333 million through March 31, 2009 and $325 million through December 31, 2008.
     A summary of approximate asbestos claims activity in recent years follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2009	December 31, 2008
Pending claims, beginning of period	99,000	117,400
New claims filed	400	4,600
Claims settled/dismissed	(1,000)	(23,000)

Pending claims, end of period	98,400	99,000

Payments (1)	$5	$23

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.
     We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $135 million and $132 million at March 31, 2009 and December 31, 2008, respectively. The portion of the liability associated with unasserted asbestos claims and related defense costs was $72 million and $71 million at March 31, 2009 and December 31, 2008, respectively. Our liability with respect to asserted claims and related defense costs was $63 million at March 31, 2009 and $61 million at December 31, 2008. At March 31, 2009, we estimate that it is reasonably possible that our gross liabilities could exceed our recorded reserve by $35 million to $40 million, approximately 50% of which would be recoverable by our accessible policy limits.
     Based upon a model employed by Bates, as of March 31, 2009, (i) we had recorded a receivable related to asbestos claims of $66 million, compared to $65 million at December 31, 2008, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at March 31, 2009 and December 31, 2008. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
     We believe that at March 31, 2009, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $66 million insurance receivable recorded at March 31, 2009. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at March 31, 2009.
Other Actions. We are currently a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.

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
NOTE 10. BUSINESS SEGMENTS

	Three Months Ended March 31,
(In millions)	2009	2008
Sales:
North American Tire	$1,544	$1,997
Europe, Middle East and Africa Tire	1,268	1,950
Latin American Tire	383	530
Asia Pacific Tire	341	465

Net Sales	$3,536	$4,942

Segment Operating (Loss) Income:
North American Tire	$(189)	$32
Europe, Middle East and Africa Tire	(50)	172
Latin American Tire	48	114
Asia Pacific Tire	15	49

Total Segment Operating (Loss) Income	(176)	367
Rationalizations	(55)	(13)
Interest expense	(64)	(89)
Other income and (expense)	(30)	6
Asset write-offs and accelerated depreciation	(10)	—
Corporate incentive compensation plans	6	(4)
Intercompany profit elimination	(26)	(9)
Other	(10)	(8)

(Loss) Income before Income Taxes	$(365)	$250

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, and Asset Sales, as described in Note 3, Other (Income) and Expense, are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Rationalizations:
North American Tire	$28	$9
Europe, Middle East and Africa Tire	14	5
Latin American Tire	7	(1)
Asia Pacific Tire	4	—

Total Segment Rationalizations	53	13
Corporate	2	—

	$55	$13

Asset Sales:
Europe, Middle East and Africa Tire	$(1)	$(18)
Latin American Tire	—	(5)
Asia Pacific Tire	—	(10)

Total Segment Asset Sales	$(1)	$(33)

NOTE 11. INCOME TAXES
For the first three months of 2009, we recorded a tax benefit of $17 million on a loss before income taxes of $365 million. The income tax benefit was favorably impacted by $10 million primarily due to a recently enacted tax law change. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first three months of 2008, we recorded tax expense of $77 million on income before income taxes of $250 million.
     Our losses in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets. However, in certain foreign locations it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $30 million.
     At January 1, 2009, we had unrecognized tax benefits of $143 million that if recognized, would have a favorable impact on our tax expense of $135 million. We report interest and penalties as income taxes and have accrued interest of $11 million as of January 1, 2009.
     Generally, years beginning after 2003 are still open to examination by foreign taxing authorities, including several major taxing jurisdictions. In Germany, we are open to examination from 2003 onward. In the United States, we are open to examination from 2008 forward. We are also involved in a United States/Canada Competent Authority resolution process that deals with transactions between our operations in these countries from 1997 through 2003.
     It is reasonably possible that the Company’s Competent Authority resolution process between the United States and Canada will be concluded within the next 12 months, which may result in the settlement of our unrecognized tax benefits for a refund claim related to this matter of $43 million. It is expected that the amount of unrecognized tax benefits will also change for other reasons in the next 12 months; however, we do not expect that change to have a significant impact on our financial position or results of operations.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholder’s equity for the first quarter of 2009 and 2008.

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity —	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Nonredeemable	Equity
Balance at December 31, 2008 as reported
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,702	$1,525	$(3,446)	$1,022	$231	$1,253
Adjustment to initially apply FASB Staff Position APB 14-1 for convertible debt (Note 1)			62	(62)		—		—

Balance at December 31, 2008 as restated
(after deducting 9,599,694 treasury shares)	241,289,921	241	2,764	1,463	(3,446)	1,022	231	1,253
Comprehensive (loss) income:
Net (loss) income				(333)		(333)	4	(329)
Foreign currency translation (net of tax of $0)					(127)	(127)	(20)	(147)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $4)					41	41	—	41
Increase in net actuarial losses (net of tax of $0)					(3)	(3)	—	(3)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1)					4	4	—	4
Unrealized investment loss (net of tax of $0)					(7)	(7)	—	(7)

Other comprehensive (loss) income						(92)	(20)	(112)

Total comprehensive (loss) income						(425)	(16)	(441)
Common stock issued from treasury:
Stock-based compensation plans (Note 7)	534,762	1	1			2	—	2
Stock-based compensation			2			2	—	2

Balance at March 31, 2009
(after deducting 9,064,932 treasury shares)	241,824,683	$242	$2,767	$1,130	$(3,538)	$601	$215	$816

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity —	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Nonredeemable	Equity
Balance at December 31, 2007 as reported
(after deducting 10,438,287 treasury shares)	240,122,374	$240	$2,660	$1,602	$(1,652)	$2,850	$300	$3,150
Adjustment to initially apply FASB Staff Position APB 14-1 for convertible debt (Note 1)			62	(62)		—		—

Balance at December 31, 2007 as restated
(after deducting 10,438,287 treasury shares)	240,122,374	240	2,722	1,540	(1,652)	2,850	300	3,150
Comprehensive (loss) income:
Net (loss) income				147		147	8	155
Foreign currency translation (net of tax of $0)					186	186	18	204
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $1)					30	30	—	30
Unrealized investment loss (net of tax of $0)					(5)	(5)	—	(5)

Other comprehensive (loss) income						211	18	229

Total comprehensive (loss) income						358	26	384
Transactions between Goodyear and Minority Shareholders						—	(18)	(18)
Common stock issued from treasury:
Stock-based compensation plans (Note 7)	440,415	1	2			3	—	3
Stock-based compensation			6			6	—	6

Balance at March 31, 2008
(after deducting 9,997,872 treasury shares)	240,562,789	$241	$2,730	$1,687	$(1,441)	$3,217	$308	$3,525

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	March 31,	March 31,
(In millions)	2009	2008
Balance at beginning of period	$619	$703

Comprehensive income (loss):
Net income	(19)	18
Foreign currency translation, net of tax of $0	(25)	56
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of tax of $1	1	2

Total comprehensive income (loss)	(43)	76

Balance at end of period	$576	$779

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	March 31, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$493	$14	$1,389	$—	$1,896
Accounts receivable	713	141	1,635	—	2,489
Accounts receivable from affiliates	—	870	—	(870)	—
Inventories	1,466	244	1,629	(77)	3,262
Prepaid expenses and other current assets	100	1	210	10	321

Total Current Assets	2,772	1,270	4,863	(937)	7,968
Goodwill	—	24	452	174	650
Intangible Assets	110	6	47	(5)	158
Deferred Income Taxes	—	1	52	(1)	52
Other Assets	160	50	131	—	341
Investments in Subsidiaries	3,968	585	3,917	(8,470)	—
Property, Plant and Equipment	2,154	168	3,142	12	5,476

Total Assets	$9,164	$2,104	$12,604	$(9,227)	$14,645

Liabilities:
Current Liabilities:
Accounts payable-trade	$533	$65	$1,391	$—	$1,989
Accounts payable to affiliates	410	—	460	(870)	—
Compensation and benefits	352	27	254	—	633
Other current liabilities	258	15	288	—	561
United States and foreign taxes	49	17	128	(2)	192
Notes payable and overdrafts	—	—	317	—	317
Long term debt and capital leases due within one year	502	—	62	—	564

Total Current Liabilities	2,104	124	2,900	(872)	4,256
Long Term Debt and Capital Leases	3,399	—	1,246	—	4,645
Compensation and Benefits	2,425	145	822	—	3,392
Deferred and Other Noncurrent Income Taxes	24	3	163	4	194
Other Long Term Liabilities	611	32	123	—	766

Total Liabilities	8,563	304	5,254	(868)	13,253

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	368	208	576

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	242	440	4,909	(5,349)	242
Capital Surplus	2,767	5	777	(782)	2,767
Retained Earnings	1,130	1,637	2,438	(4,075)	1,130
Accumulated Other Comprehensive Loss	(3,538)	(282)	(1,357)	1,639	(3,538)

Goodyear Shareholders’ Equity	601	1,800	6,767	(8,567)	601
Minority Shareholders’ Equity — Nonredeemable	—	—	215	—	215

Total Shareholders’ Equity	601	1,800	6,982	(8,567)	816

Total Liabilities and Shareholders’ Equity	$9,164	$2,104	$12,604	$(9,227)	$14,645

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$822	$40	$1,032	$—	$1,894
Accounts receivable	763	189	1,595	—	2,547
Accounts receivable from affiliates	—	836	—	(836)	—
Inventories	1,584	254	1,796	(42)	3,592
Prepaid expenses and other current assets	130	3	165	9	307

Total Current Assets	3,299	1,322	4,588	(869)	8,340
Goodwill	—	24	471	188	683
Intangible Assets	110	7	49	(6)	160
Deferred Income Taxes	—	15	54	(15)	54
Other Assets	173	45	137	—	355
Investments in Subsidiaries	4,216	632	3,881	(8,729)	—
Property, Plant and Equipment	2,167	178	3,279	10	5,634

Total Assets	$9,965	$2,223	$12,459	$(9,421)	$15,226

Liabilities:
Current Liabilities:
Accounts payable-trade	$648	$70	$1,791	$—	$2,509
Accounts payable to affiliates	714	—	122	(836)	—
Compensation and benefits	362	29	233	—	624
Other current liabilities	269	15	359	—	643
United States and foreign taxes	51	13	94	(2)	156
Notes payable and overdrafts	—	—	265	—	265
Long term debt and capital leases due within one year	501	—	81	—	582

Total Current Liabilities	2,545	127	2,945	(838)	4,779
Long Term Debt and Capital Leases	3,300	—	832	—	4,132
Compensation and Benefits	2,450	161	876	—	3,487
Deferred and Other Noncurrent Income Taxes	38	17	149	(11)	193
Other Long Term Liabilities	610	32	121	—	763

Total Liabilities	8,943	337	4,923	(849)	13,354

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	399	220	619

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	241	440	4,875	(5,315)	241
Capital Surplus	2,764	5	777	(782)	2,764
Retained Earnings	1,463	1,715	2,503	(4,218)	1,463
Accumulated Other Comprehensive Loss	(3,446)	(274)	(1,249)	1,523	(3,446)

Goodyear Shareholders’ Equity	1,022	1,886	6,906	(8,792)	1,022
Minority Shareholders’ Equity — Nonredeemable	—	—	231	—	231

Total Shareholders’ Equity	1,022	1,886	7,137	(8,792)	1,253

Total Liabilities and Shareholders’ Equity	$9,965	$2,223	$12,459	$(9,421)	$15,226

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended March 31, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,554	$391	$3,437	$(1,846)	$3,536

Cost of Goods Sold	1,515	376	3,161	(1,833)	3,219
Selling, Administrative and General Expense	203	38	293	(1)	533
Rationalizations	28	2	25	—	55
Interest Expense	47	5	46	(34)	64
Other (Income) and Expense	(17)	1	(7)	53	30

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(222)	(31)	(81)	(31)	(365)
United States and Foreign Taxes	(17)	3	(2)	(1)	(17)
Equity in Earnings of Subsidiaries	(128)	(30)	—	158	—

Net (Loss) Income	(333)	(64)	(79)	128	(348)
Minority Shareholders Net (Loss) Income	—	—	(15)	—	(15)

Goodyear Net (Loss) Income	$(333)	$(64)	$(64)	$128	$(333)

	Three Months Ended March 31, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,943	$466	$5,006	$(2,473)	$4,942

Cost of Goods Sold	1,718	404	4,338	(2,499)	3,961
Selling, Administrative and General Expense	206	46	383	—	635
Rationalizations	7	1	5	—	13
Interest Expense	79	6	72	(68)	89
Other (Income) and Expense	(32)	(2)	(82)	110	(6)

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(35)	11	290	(16)	250
United States and Foreign Taxes	7	4	68	(2)	77
Equity in Earnings of Subsidiaries	189	18	—	(207)	—

Net (Loss) Income	147	25	222	(221)	173
Minority Shareholders Net (Loss) Income	—	—	26	—	26

Goodyear Net (Loss) Income	$147	$25	$196	$(221)	$147

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(327)	$(9)	$28	$(17)	$(325)

Cash Flows from Investing Activities:
Capital expenditures	(102)	(1)	(118)	—	(221)
Asset dispositions	—	—	1	—	1
Capital contributions	—	—	(36)	36	—
Return of investment in The Reserve Primary Fund	24	—	—	—	24
Other transactions	1	—	3	—	4

Total Cash Flows from Investing Activities	(77)	(1)	(150)	36	(192)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	79	—	79
Short term debt and overdrafts paid	(26)	(2)	(14)	—	(42)
Long term debt incurred	400	—	569	—	969
Long term debt paid	(301)	—	(153)	—	(454)
Common stock issued	2	—	—	—	2
Capital contributions	—	—	36	(36)	—
Dividends paid	—	(14)	(3)	17	—

Total Cash Flows from Financing Activities	75	(16)	514	(19)	554
Effect of exchange rate changes on cash and cash equivalents	—	—	(35)	—	(35)

Net Change in Cash and Cash Equivalents	(329)	(26)	357	—	2

Cash and Cash Equivalents at Beginning of the Period	822	40	1,032	—	1,894

Cash and Cash Equivalents at End of the Period	$493	$14	$1,389	$—	$1,896

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(307)	$30	$(52)	$(18)	$(347)

Cash Flows from Investing Activities:
Capital expenditures	(107)	(4)	(113)	(2)	(226)
Asset dispositions	—	—	33	—	33
Asset acquisitions	—	—	(46)	—	(46)
Other transactions	2	—	(1)	—	1

Total Cash Flows from Investing Activities	(105)	(4)	(127)	(2)	(238)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	68	—	69
Long term debt incurred	—	—	6	—	6
Long term debt paid	(750)	—	(19)	—	(769)
Common stock issued	3	—	—	—	3
Dividends paid	—	—	(20)	20	—

Total Cash Flows from Financing Activities	(747)	1	35	20	(691)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	31	—	29

Net Change in Cash and Cash Equivalents	(1,159)	25	(113)	—	(1,247)

Cash and Cash Equivalents at Beginning of the Period	2,516	25	922	—	3,463

Cash and Cash Equivalents at End of the Period	$1,357	$50	$809	$—	$2,216

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(All per share amounts are diluted)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 61 manufacturing facilities in 25 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.
     We continued to experience difficult industry conditions during the first quarter of 2009 due to the global economic slowdown. These industry conditions were characterized by weakness in the demand for replacement tires, particularly in the commercial markets, lower motor vehicle sales and production, and recessionary economic conditions in many parts of the world.
     In the first quarter of 2009, Goodyear’s net loss was $333 million compared to Goodyear net income of $147 million in the comparable period of 2008. Net sales in the first three months of 2009 decreased to $3,536 million from $4,942 million in the comparable period of 2008. Net sales were unfavorably impacted by decreased tire volume, foreign currency translation and a decrease in other tire-related business’ sales. In the first quarter of 2009, our total segment operating loss was $176 million compared to segment operating income of $367 million in the first quarter of 2008. The decline in segment operating income was due primarily to increases in raw material costs of $332 million, offset in part by price and mix improvements, decreased tire volume and significant under-absorbed fixed overhead costs. See “Results of Operations — Segment Information” for additional information. We expect raw material costs for the first half of 2009 to increase approximately 18% from the comparable 2008 period.
     We have continued our efforts to address the challenging business environment that we are facing in 2009, by remaining focused on the strategic initiatives we announced in February 2009 which are aimed at strengthening our revenue, cost structure and cash flow, including:
•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally, including several branded mid-tier product offerings. In the first quarter of 2009, we introduced more than 23 new products, such as the Assurance FuelMax in North America and the EfficientGrip tire with Fuel Saving Technology in Europe;

•	achieving our four-point cost savings plan target of $2.5 billion, by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs. We have achieved approximately $145 million of cost savings in the first quarter of 2009 and total savings over the life of the plan of $1.9 billion. In association with this plan, we had personnel reductions of approximately 3,800 people in the first quarter of 2009. We also implemented a global salary freeze in the first quarter of 2009;

•	reducing manufacturing capacity by 15 million to 25 million units over the next two years;

•	reducing inventory levels by over $500 million by the end of 2009 compared with 2008, through the combination of lower raw material costs and the implementation of an advantaged supply chain, primarily in North American Tire and EMEA, by improving demand forecasting, increasing production flexibility through shorter lead times and reduced production lot sizes, reducing the quantity of raw materials required to meet an improved demand forecast, changing the composition of our logistics network by closing and consolidating certain distribution warehouses, increasing local production and reducing longer lead time off-shore imports, and reducing in-transit inventory between our plants and regional distribution centers. We reduced inventories by $330 million from December 31, 2008 to March 31, 2009;
•	adjusting planned capital expenditures to between $700 million and $800 million in 2009 from $1,049 million in 2008. Our capital expenditures plan is on target through the first quarter of 2009; and

•	pursuing additional non-core asset sales.
     We have also implemented quarterly operating plans for 2009 for all of our businesses and functions to adapt to the challenges of the global economic environment.
     Considering the current state of the global economy, we expect demand to remain weak in the second quarter with year over year industry declines similar to those experienced in the first quarter.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2009 were $3,536 million, decreasing $1,406 million or 28.5% from $4,942 million in the first quarter of 2008. Goodyear net loss was $333 million, or $1.38 per share, in the first quarter of 2009, compared to Goodyear net income of $147 million, or $0.60 per share, in the first quarter of 2008.
     Net sales in the first quarter of 2009 were unfavorably impacted by decreased tire volume of $766 million primarily in North American Tire and EMEA, foreign currency translation of $484 million and a decrease in other tire-related business’ sales of $259 million, primarily in North American Tire. These were partially offset by improved price and product mix of $101 million, mainly in North American Tire.
     Worldwide tire unit sales in the first quarter of 2009 were 38.4 million units, a decrease of 9.5 million units, or 19.8% compared to the 2008 period. Replacement tire volume decreased 3.8 million units, or 11.2%, due to recessionary economic conditions throughout the world. OE tire volume also decreased 5.7 million units, or 40.8%, primarily in the consumer markets of North American Tire and EMEA due to recessionary economic conditions resulting in lower demand for new vehicles.

     Cost of goods sold (“CGS”) in the first quarter of 2009 was $3,219 million, a decrease of $742 million, or 18.7%, compared to $3,961 million in the first quarter of 2008, while increasing as a percentage of sales to 91.0% from 80.1% in the 2008 period. CGS in the first quarter of 2009 decreased due to lower tire volume of $628 million, primarily in North American Tire and EMEA, foreign currency translation of $419 million, primarily in EMEA, lower costs in other tire-related businesses of $187 million, primarily in North American Tire, product mix-related manufacturing cost decreases of $60 million and decreased transportation costs of $8 million due to the lower tire volume. CGS also benefited from savings from rationalization plans of approximately $17 million. Partially offsetting these decreases were higher raw material costs of $332 million, increased conversion costs of $225 million and higher asset write-offs and accelerated depreciation of $10 million ($10 million after-tax or $0.04 per share). The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $199 million due to lower production volume. CGS in 2008 also included a gain of $12 million ($8 million after-tax or $0.03 per share) related to the favorable settlement of a transactional excise tax case in Latin American Tire.
     Selling, administrative and general expense (“SAG”) was $533 million in the first quarter of 2009, compared to $635 million in 2008, a decrease of $102 million or 16.1%. SAG as a percentage of sales was 15.1% in the first quarter of 2009, compared to 12.8% in the 2008 period. The decrease in SAG was primarily driven by favorable foreign currency translation of $72 million, decreased wages and benefits, including incentive compensation of $12 million, lower advertising expenses of $12 million and savings from rationalization plans of $6 million.
     Interest expense was $64 million in the first quarter of 2009, a decrease of $25 million compared to $89 million in the first quarter of 2008. The decrease related primarily to lower weighted average interest rates in the first quarter of 2009 compared to the first quarter of 2008.
     Other (Income) and Expense was $30 million of expense in the first quarter of 2009, compared to $6 million of income in the first quarter of 2008. Gains on asset sales declined by $32 million in 2009 due primarily to $33 million ($33 million after-tax or $0.13 per share) of gains recognized in 2008. Interest income decreased by $25 million due primarily to lower average cash balances and interest rates in 2009 compared to the prior year. During the first quarter of 2009, we incurred $24 million of foreign currency exchange losses primarily as a result of the weakening Brazilian real and Polish zloty against the U.S. dollar and of the weakening of the Polish zloty against the euro. During the first quarter of 2008, we incurred $8 million of foreign currency exchange losses primarily as a result of the strengthening Chilean peso, partially offset by the weakening of the Turkish lira, both against the U.S. dollar and euro. Higher financing fees in 2008 included $43 million ($43 million after-tax or $0.18 per share) related to the redemption of $650 million of senior secured notes due 2011, of which $33 million was cash premiums paid on the redemption and $10 million represented the write-off of deferred financing fees and unamortized discount.
     For the first quarter of 2009, we recorded a tax benefit of $17 million on a loss before income taxes of $365 million. The income tax benefit was favorably impacted by $10 million ($9 million after minority interest or $0.04 per share) primarily due to a recently enacted tax law change. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first quarter of 2008, we recorded tax expense of $77 million on income before income taxes of $250 million.
     Our losses in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets. However, in certain foreign locations it is reasonably possible that sufficient positive evidence required to release all or a portion of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $30 million.
Rationalization Activity
During 2009, $55 million ($47 million after-tax or $0.19 per share) of net charges were recorded compared to net charges of $13 million ($13 million after-tax or $0.05 per share) in the first quarter of 2008. New charges of $57 million represent $44 million for plans initiated in 2009 and $13 million for plans initiated in 2008. The 2009 plans were related to actions throughout the Company. North American Tire initiated manufacturing headcount reductions at two facilities to meet lower production demand and also initiated reductions in salaried selling, administrative and general positions in Akron, Ohio. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio and throughout EMEA. Finally, Latin American Tire initiated manufacturing headcount reductions at each of its two facilities in Brazil.

     Upon completion of the 2009 plans, we estimate that annual operating costs will be reduced by approximately $93 million ($59 million CGS and $34 million SAG). The savings realized in the first quarter of 2009 for the 2008 and prior plans totaled approximately $23 million ($17 million CGS and $6 million SAG).
     For further information, refer to Note 2, Costs Associated with Rationalization Programs.
SEGMENT INFORMATION
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. Our businesses are segmented on a regional basis.
     Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income is computed as follows: Net Sales less CGS (excluding certain accelerated depreciation and asset impairment charges) and SAG (including certain allocated corporate administrative expenses).
     Total segment operating loss was $176 million in the first quarter of 2009, compared to income of $367 million in the first quarter of 2008. Total segment operating margin (total segment operating income divided by segment sales) in the first quarter of 2009 was (5.0)%, compared to 7.4% in the first quarter of 2008.
     Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note 10, Business Segments, for further information and for a reconciliation of total segment operating income to (Loss) Income before Income Taxes.
North American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2009	2008	Change	Change
Tire Units	13.9	17.8	(3.9)	(21.9)%
Net Sales	$1,544	$1,997	$(453)	(22.7)%
Operating (Loss) Income	(189)	32	(221)	—
Operating Margin	(12.2)%	1.6%
North American Tire unit sales in the first quarter of 2009 decreased 3.9 million units or 21.9% from the 2008 period. The decrease was due to a decline in replacement tire volume of 1.2 million units or 8.8% in consumer and 27.1% in commercial, due to recessionary economic conditions, and a decline in OE tire volume of 2.7 million units or 49.3%, primarily in our consumer business due to reduced vehicle production.
     Net sales decreased $453 million or 22.7% in the first quarter of 2009 from the 2008 period due primarily to decreased tire volume of $289 million, lower sales in other tire-related businesses of $207 million, primarily due to a reduction in the volume and price of third party sales of chemical products, and unfavorable foreign currency translation of $20 million. These decreases were partially offset by favorable price and product mix of $63 million.
     Operating loss for the first quarter of 2009 was $189 million compared to operating income of $32 million for the first quarter of 2008. Operating results were unfavorably impacted by increased raw material costs of $137 million, which was partially offset by favorable price and product mix improvements of $60 million, higher conversion costs of $88 million, lower tire volume of $37 million, and lower operating income from chemical and other tire-related businesses of $35 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $121 million due to lower production volume, which excludes savings from reduced employee post-retirement benefits from the implementation of the VEBA and lower average labor rates. Partially offsetting these negative factors were lower SAG expenses of $8 million. Conversion costs and SAG expenses included savings from rationalization plans of approximately $15 million.
     Operating results excluded first quarter net rationalization charges of $28 million and $9 million in 2009 and 2008, respectively. In addition, operating results in 2009 excluded $2 million of accelerated depreciation primarily related to the closure of a retread facility.

Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2009	2008	Change	Change
Tire Units	16.2	20.0	(3.8)	(18.8)%
Net Sales	$1,268	$1,950	$(682)	(35.0)%
Operating (Loss) Income	(50)	172	(222)	—
Operating Margin	(3.9)%	8.8%
Europe, Middle East and Africa Tire unit sales in the first quarter of 2009 decreased 3.8 million units or 18.8% from the comparable period in 2008. Replacement tire volume decreased 1.3 million units or 8.6%, mainly in consumer replacement as a result of recessionary economic conditions, while OE tire volume decreased 2.5 million units or 46.9%, in our consumer and commercial businesses due to reduced vehicle production.
     Net sales in the first quarter of 2009 decreased $682 million or 35.0% compared to the first quarter of 2008. Unfavorably impacting the 2009 period was lower tire volume of $325 million, foreign currency translation of $293 million, decreased sales in the other tire-related businesses of $37 million and unfavorable price and product mix of $30 million primarily as a result of the significant decline in commercial tire volumes, which have a higher per unit revenue than consumer tires.
     Operating loss for the first quarter of 2009 was $50 million compared to operating income of $172 million for the first quarter of 2008. Operating results were unfavorably impacted by increased raw material costs of $111 million, which was partially offset by favorable price and product mix of $23 million, higher conversion costs of $77 million, lower tire volume of $67 million and decreased operating income in other tire-related businesses of $11 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $55 million due to reduced production volume. These were offset in part by lower SAG expenses of $10 million and favorable foreign currency translation of $5 million. Conversion costs and SAG expenses included savings from rationalization plans of $6 million.
     Operating results excluded first quarter net rationalization charges of $14 million in 2009 and $5 million in 2008. Operating results also excluded first quarter net gains on asset sales of $1 million in 2009 and $18 million in 2008.
Latin American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2009	2008	Change	Change
Tire Units	4.2	5.2	(1.0)	(19.2)%
Net Sales	$383	$530	$(147)	(27.7)%
Operating Income	48	114	(66)	(57.9)%
Operating Margin	12.5%	21.5%
Latin American Tire unit sales in the first quarter of 2009 decreased 1.0 million units or 19.2% from the comparable period in 2008. Replacement tire volume decreased 0.7 million units or 20.3%, mainly in consumer replacement as a result of recessionary economic conditions, while OE tire volume decreased 0.3 million units or 16.4%, primarily in our consumer business due to reduced vehicle production.
     Net sales in the first quarter of 2009 decreased $147 million or 27.7% from the same period in 2008. Net sales decreased in 2009 due to lower tire volume of $88 million, unfavorable foreign currency translation, mainly in Brazil, of $86 million, and decreased sales in other tire-related businesses of $11 million. These decreases were partially offset by favorable price and product mix of $39 million.
     Operating income in the first quarter of 2009 decreased $66 million, or 57.9%, from the same period in 2008. Operating income in 2009 decreased due to increased raw material costs of $63 million, which was partially offset by favorable price and product mix of $57 million, lower tire volume of $22 million, higher conversion costs of $18 million and decreased operating income in other tire-related businesses of $15 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $16 million due to reduced production volume. These decreases were partially offset by lower SAG expenses of $5 million. Operating income in 2008 also included a gain of $12 million related to the favorable settlement of a transactional excise tax case.

     Operating income excluded first quarter net rationalization charges of $7 million in 2009 and reversals of $1 million in 2008. Operating income also excluded net gains on asset sales of $5 million in 2008.
Asia Pacific Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2009	2008	Change	Change
Tire Units	4.1	4.9	(0.8)	(17.0)%
Net Sales	$341	$465	$(124)	(26.7)%
Operating Income	15	49	(34)	(69.4)%
Operating Margin	4.4%	10.5%
Asia Pacific Tire unit sales in the first quarter of 2009 decreased 0.8 million units or 17.0% from the comparable period in 2008. Replacement tire volume decreased 0.6 million units or 17.1%, mainly in consumer replacement resulting from recessionary economic conditions, while OE tire volume decreased 0.2 million units or 16.6%, primarily in our consumer business due to reduced vehicle production.
     Net sales in the first quarter of 2009 decreased $124 million or 26.7% compared to the same period in 2008 primarily due to unfavorable foreign currency translation of $85 million and decreased tire volume of $64 million. These decreases were partially offset by favorable price and product mix of $29 million.
     Operating income in the first quarter of 2009 decreased $34 million or 69.4% compared to 2008 primarily due to lower tire volume of $12 million, decreased operating income in other tire-related businesses of $11 million and increased conversion costs of $7 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $7 million due to reduced production volume. Favorable price and product mix of $21 million offset increased raw material costs of $21 million.
     Operating income excluded first quarter net rationalization charges of $4 million in 2009. Operating income in 2009 excluded $8 million of asset write-offs related to the closure of our Somerton, Australia manufacturing facility. Operating income also excluded net gains on asset sales of $10 million in 2008.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
     We continued to experience difficult industry conditions during the first quarter of 2009 due to the global economic slowdown. These industry conditions were characterized by weakness in the demand for replacement tires, particularly in the commercial markets, lower motor vehicle sales and production and recessionary economic conditions in many parts of the world. Our first quarter 2009 results were impacted unfavorably by these industry conditions, resulting in lower sales that prompted us to reduce our global production. As a result of our production cuts, we incurred significant under-absorbed fixed overhead costs in the first quarter.
     Considering the current state of the global economy, we expect demand to remain weak in the second quarter with year over year industry declines similar to those experienced in the first quarter, but cannot provide a meaningful industry outlook for the rest of 2009. We have, however, prepared cash flow forecasts for internal use in assessing the adequacy of our liquidity in 2009. These forecasts considered several factors, including projected sales and production volume, estimated selling prices and mix of products sold, cost of raw materials, labor and other overheads, selling, administrative and general expenses, foreign currency exchange rates, changes in working capital, our plan for capital expenditures, and anticipated funding for pensions.
     In response to the current recessionary economic conditions, we are pursuing several strategic initiatives intended to strengthen our revenue, cost structure and cash flow. These strategic initiatives include:
•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally, including several branded mid-tier product offerings. In the first quarter of 2009, we introduced more than 23 new products, such as the Assurance FuelMax in North America and the EfficientGrip tire with Fuel Saving Technology in Europe;

•	achieving our four-point cost savings plan target of $2.5 billion, by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs. We have achieved approximately $145 million of cost savings in the first quarter of 2009 and total savings over the life of the plan of $1.9 billion. In association with this plan, we had personnel reductions of approximately 3,800 people in the first quarter of 2009. We also implemented a global salary freeze in the first quarter of 2009;

•	reducing manufacturing capacity by 15 million to 25 million units over the next two years;

•	reducing inventory levels by over $500 million by the end of 2009 compared with 2008, through the combination of lower raw material costs and the implementation of an advantaged supply chain, primarily in North American Tire and EMEA, by improving demand forecasting, increasing production flexibility through shorter lead times and reduced production lot sizes, reducing the quantity of raw materials required to meet an improved demand forecast, changing the composition of our logistics network by closing and consolidating certain distribution warehouses, increasing local production and reducing longer lead time off-shore imports, and reducing in-transit inventory between our plants and regional distribution centers. We reduced inventories by $330 million from December 31, 2008 to March 31, 2009;

•	adjusting planned capital expenditures to between $700 million and $800 million in 2009 from $1,049 million in 2008. Our capital expenditures plan is on target through the first quarter of 2009; and

•	pursuing additional non-core asset sales.
     At March 31, 2009, we had $1,896 million in cash and cash equivalents compared to $1,894 million at December 31, 2008. Cash and cash equivalents remained consistent when compared to December 31, 2008 due primarily to increased borrowings partially offset by our operating loss and capital expenditures in the first quarter of 2009.
     At March 31, 2009 and December 31, 2008, we had $1,001 million and $1,677 million, respectively, of unused availability under our various credit agreements. During the first quarter of 2009, our outstanding borrowings on our €505 million revolving credit facilities increased $469 million to support seasonal working capital needs.
     The table below provides unused availability by our significant credit facilities:

	March 31,	December 31,
	2009	2008
$1.5 billion first lien revolving credit facility due 2013	$213	$303
€505 million revolving credit facilities due 2012	4	514
China financing agreements	530	535
Other domestic and international debt	55	109
Notes payable and overdrafts	199	216

	$1,001	$1,677

Our financing agreements in China provide for availability of up to 3.6 billion renminbi (approximately $530 million at March 31, 2009 and $535 million at December 31, 2008) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. These financing arrangements along with government grants should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were no borrowings outstanding under these financing agreements at March 31, 2009 or December 31, 2008.
     In 2009, we expect our operating needs to include global pension contributions of approximately $325 million to $375 million, our investing needs to include capital expenditures of approximately $700 million to $800 million, and our financing needs to include our $500 million of floating rate notes maturing in December 2009. We also expect interest expense to range between $315 million and $335 million. The strategic initiatives described above are intended to permit us to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations. If market opportunities exist, we may choose to undertake additional financing actions in order to enhance our liquidity position which could include refinancing the floating rate note maturity, obtaining new bank debt or capital markets transactions.
     Given the uncertainty around the situations at certain key U.S. automakers during the second quarter, we have considered the potential consequences of a bankruptcy filing by our major OE customers. Our sales to the three largest U.S. OEs represent less than 7% of Goodyear’s consolidated sales. We estimate our peak receivable exposure to the U.S. OEs receiving government assistance to be approximately $60 million to $80 million for the second quarter. We believe that some of these receivables could be paid even in the event of bankruptcy. We are currently evaluating the supplier protection programs offered by both OEs and may participate. In addition, it is possible that we may lose sales volumes due to the OEs discontinuing certain programs or due to a lack of consumer confidence following a bankruptcy filing. It is difficult to predict the ultimate outcome of these events; however, it is possible that these actions could result in additional under-absorbed fixed costs in our production facilities.
     In addition, beginning in September 2009, SRI has certain minority exit rights, that if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in our global alliance with them following the determination of the fair value of SRI’s interest. Any such payment would likely occur after December 31, 2009 due to the process for determining fair value described in the global alliance agreements. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see Item 1. Business. Description of Goodyear’s Business — Global Alliance, in our 2008 Form 10-K. As of the date of this filing, SRI has not provided us notice of any accrued exit rights that would become exercisable in September 2009.
     We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2009 and to provide us with flexibility to respond to further changes in the business environment. The challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See Item 1A. Risk Factors, in our 2008 Form 10-K, for a more detailed discussion of these challenges.
Operating Activities
Net cash used in operating activities in the first quarter of 2009 was $325 million, compared to a use of $347 million in the first quarter of 2008. The 2009 period was adversely affected by our operating loss, increased working capital levels and payments related to our rationalization plans.
Investing Activities
Net cash used in investing activities was $192 million during the first quarter of 2009, compared to $238 million in the first quarter of 2008. Capital expenditures were $221 million in the first quarter of 2009, compared to $226 million in the 2008 period.
     During the first quarter of 2009, we received an additional redemption of $24 million with respect to our remaining investment in The Reserve Primary Fund, bringing our investment at March 31, 2009 to $47 million, net of a $5 million valuation allowance. We received an additional redemption of $16 million on April 17, 2009.
Financing Activities
Net cash provided by financing activities was $554 million in the first quarter of 2009 compared to net cash used of $691 million in the first quarter of 2008. Financing activities in 2009 included increased net borrowings of $561 million under our U.S. and European revolving credit facilities.
Credit Sources
In aggregate, we had total credit arrangements of $6,997 million available at March 31, 2009, of which $1,001 million were unused, compared to $7,127 million available at December 31, 2008, of which $1,677 million were unused. At March 31, 2009, we had long term credit arrangements totaling $6,481 million, of which $802 million were unused, compared to $6,646 million and $1,461 million, respectively, at December 31, 2008. At March 31, 2009, we had short term committed and uncommitted credit arrangements totaling $516 million, of which $199 million were unused, compared to $481 million and $216 million, respectively, at December 31, 2008. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At March 31, 2009, we had $1,883 million of outstanding notes as compared to $1,882 million at December 31, 2008.
     For additional information on our outstanding notes, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2008 Form 10-K.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors which are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2009 and December 31, 2008, our borrowing base under this facility was greater than $1.5 billion.

     At March 31, 2009, we had $800 million outstanding and $487 million of letters of credit issued under the revolving credit facility. At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2009 and December 31, 2008, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated facilities consist of a €155 million German revolving credit facility, which is only available to certain of the German subsidiaries of GDTE (collectively, “German borrowers”), and a €350 million European revolving credit facility, which is available to the same German borrowers and to GDTE and certain of its other subsidiaries, with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of March 31, 2009, $206 million (€155 million) was outstanding under the German revolving credit facility and there were $16 million (€12 million) of letters of credit issued and $445 million (€335 million) of borrowings (including $146 million (€110 million) of borrowings by the non-German borrowers) under the European revolving credit facility. As of December 31, 2008, there were no borrowings under the German revolving credit facility and there were $10 million (€7 million) of letters of credit issued and $182 million (€130 million) of borrowings (including $84 million (€60 million) of borrowings by the non-German borrowers) under the European revolving credit facility.
     Each of our first lien revolving credit facility and our European and German revolving credit facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. For a description of the collateral securing the above facilities, please refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2008 Form 10-K.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Utilization under this facility is based on current available receivable balances. The facility is subject to customary annual renewal of back-up liquidity commitments.
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. As of March 31, 2009 and December 31, 2008, the amount available and fully utilized under this program totaled $376 million (€283 million) and $483 million (€346 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long-term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $53 million and $61 million at March 31, 2009 and December 31, 2008, respectively.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2009 and 2008. The receivable financing programs of these subsidiaries did not utilize a special purpose entity. At March 31, 2009 and December 31, 2008, the gross amount of receivables sold was $111 million and $116 million, respectively.

Covenant Compliance
Our amended and restated first lien revolving and second lien credit facilities contain certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets (excluding the sale of properties located in Akron, Ohio), incur restrictions on the ability of our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.
     We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:
•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent and Guarantor Subsidiaries Cash (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of March 31, 2009, our availability under these facilities of $213 million, plus our Available Cash of $507 million, totaled $720 million, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.
In addition, our €505 million senior secured European and German revolving credit facilities contain non-financial covenants similar to the non-financial covenants in our first lien revolving and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness (which is determined net of cash and cash equivalents in excess of $100 million) to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. As of March 31, 2009, we were in compliance with this financial covenant.
     There are no known future changes or new covenants to any of our existing debt obligations. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
     As of March 31, 2009, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities.
     The terms “Available Cash,” “EBITDA,” “Consolidated Interest Expense,” “Consolidated Net Secured Indebtedness,” “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the respective credit facilities.
EBITDA (Per our Amended and Restated Credit Facilities)
If the amount of availability under our first lien revolving credit facility plus our Available Cash (as defined in that facility) is less than $150 million, we may not permit our ratio of EBITDA (as defined in that facility) (“Covenant EBITDA”) to Consolidated Interest Expense (as defined in that facility) to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. Since our availability under our first lien revolving credit facility plus our Available Cash is in excess of $150 million, this financial covenant is not currently applicable. Our amended and restated credit facilities also state that we may only incur additional debt or make restricted payments that are not otherwise expressly permitted if, after giving effect to the debt incurrence or the restricted payment, our ratio of Covenant EBITDA to Consolidated Interest Expense for the prior four fiscal quarters would exceed 2.0 to 1.0. Certain of our senior note indentures have substantially similar limitations on incurring debt and making restricted payments. Our credit facilities and indentures also permit the incurrence of additional debt through other provisions in those agreements without regard to our ability to satisfy the ratio-based incurrence test described above. We believe that these other provisions provide us with sufficient flexibility to incur additional debt without regard to our ability to satisfy the ratio-based incurrence test.
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
     The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three month periods ended March 31, 2009 and 2008. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statement of Operations.

	Three Months Ended March 31,
(In millions)	2009	2008
Goodyear Net (Loss) Income	$(333)	$147
Interest Expense	64	89
United States and Foreign Taxes	(17)	77
Depreciation and Amortization Expense	152	155

EBITDA	(134)	468

Credit Facilities Adjustments:
Minority Interest in Net Income of Subsidiaries	(15)	26
Other Non-Cash Items	32	18
Capitalized Interest and Other Interest Related Expense	13	7
Rationalization Charges	4	13

Covenant EBITDA	$(100)	$532

Credit Ratings
Our credit ratings as of the date of this report are presented below:

	S&P	Moody’s
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013	BB+	Baa3
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014	BB	Ba1
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012	BB+	Baa3
Floating Rate Senior Unsecured Notes due 2009 and 8.625% Senior Unsecured Notes due 2011	B+	B1
9% Senior Unsecured Notes due 2015	B+	B1
All other Senior Unsecured Debt	B+	B2
Corporate Rating (implied)	BB-	Ba3
Outlook	Negative	Negative
Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities BB+ and our unsecured debt B+.
     A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Potential Future Financings
In addition to our previous financing activities, we may seek to undertake additional financing actions that could include obtaining new bank debt or capital markets transactions, possibly including the issuance of additional debt or equity. Given the challenges that we face and the uncertainties of the market conditions, access to the capital markets cannot be assured.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on our consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At March 31, 2009, 71% of our debt was at variable interest rates averaging 3.35% compared to 68% at an average rate of 3.83% at December 31, 2008. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances.
     We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There was one such interest rate contract outstanding at March 31, 2009. In October 2008, we entered into a basis swap with a counterparty under which we pay six-month LIBOR and receive one-month LIBOR plus a premium. This swap applies to $1.2 billion of notional principal and matures in October 2009. In the first quarter of 2009, the weighted average interest rates paid and received were 3.48% and 0.91%, respectively. Fair value gains and losses on this basis swap are recorded in Other (Income) and Expense. The fair value of the contract was $5 million and $10 million at March 31, 2009 and December 31, 2008, respectively, and was included in Other Current Liabilities.
     The following table presents information about long term fixed rate debt, excluding capital leases, at March 31:

(In millions)
Fixed Rate Debt	2009	2008
Carrying amount — liability	$1,457	$1,487
Fair value — liability	1,169	1,517
Pro forma fair value — liability	1,202	1,568
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2009 and 2008, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
     The following table presents foreign currency forward contract information at March 31:

(In millions)	2009	2008
Fair value — asset (liability)	$(22)	$12
Pro forma decrease in fair value	(64)	(73)
Contract maturities	4/09-10/19	4/08-10/19
We were not a party to any foreign currency option contracts at March 31, 2009 or 2008.
     The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at March 31 as follows:

(In millions)	2009	2008
Accounts receivable	$2	$17
Other Assets	—	6
Other Current Liabilities	(22)	(11)
Other Long Term Liabilities	(2)	—

There are no credit risk-related contingent features in our interest rate and foreign exchange contracts, and the contracts contained no provisions under which we have posted, or would be required to post, collateral. The counterparties to our interest rate and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. We control our credit exposure by diversifying across multiple counterparties and by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads. We also enter into master netting agreements with counterparties when possible. Based on our analysis, we consider the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could have a material effect on our consolidated financial position, results of operations or liquidity in the period in which it occurs.
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our 2008 Form 10-K, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 99,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2009, approximately 400 new claims were filed against us and approximately 1,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2009 was $5 million. At March 31, 2009, there were approximately 98,400 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 9, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
     Reference is made to Item 3 of Part I of our 2008 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2008 Form 10-K includes a detailed discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2009. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
1/1/09-1/31/09	26,585	$6.45	—	—
2/1/09-2/28/09	15,682	$6.93	—	—
3/1/09-3/31/09	—	—	—	—
Total	42,267	$6.63	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Goodyear’s Annual Meeting of Shareholders was held on April 7, 2009 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the eleven nominees of the Board of Directors listed in Goodyear’s Proxy Statement, dated March 9, 2009, and all eleven nominees were elected.
     The following matters were acted upon by Goodyear shareholders at the Annual Meeting, at which 202,220,140 shares of common stock, without par value, or approximately 83.8% of the 241,351,132 shares of common stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:
     1. Election of Directors. Eleven persons were nominated by the Board of Directors for election as directors of Goodyear, each to hold office for a one year term expiring at the 2010 annual meeting and until his or her successor is duly elected and qualified. Each nominee was an incumbent director, no other person was nominated, and each nominee was elected. The votes cast for, or withheld or abstained with respect to, each nominee were as follows:

	Shares of Common	Shares of Common Stock
Name of Director	Stock Voted For	Withheld or Abstained

James C. Boland	196,168,026	6,052,114
James A. Firestone	192,588,943	9,631,197
Robert J. Keegan	193,148,238	9,071,902
W. Alan McCollough	195,175,470	7,044,670
Denise M. Morrison	195,869,600	6,350,540
Rodney O’Neal	183,382,230	18,837,910
Shirley D. Peterson	196,098,191	6,121,949
Stephanie A. Streeter	197,198,156	5,021,984
G. Craig Sullivan	195,511,588	6,708,553
Thomas H. Weidemeyer	196,077,343	6,142,797
Michael R. Wessel	196,031,865	6,188,275
     2. Proposal to Amend Goodyear’s Amended Articles of Incorporation and Code of Regulations to Provide for the Majority Election of Directors. A resolution that the shareholders approve amendments to Goodyear’s Amended Articles of Incorporation and Code of Regulations to provide for the majority election of directors was submitted to, and voted upon by, the shareholders. There were 195,744,539 shares of common stock voted in favor of, and 5,015,432 shares of common stock voted against, said resolution. The holders of 1,460,169 shares of common stock abstained and there were no “broker non-votes.” The resolution, having received the affirmative vote of the holders of at least two-thirds of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.
     3. Proposal to Amend Goodyear’s Code of Regulations to Authorize the Board of Directors to Amend the Regulations. A resolution that the shareholders approve amendments to Goodyear’s Code of Regulations to authorize the Board of Directors to amend the Regulations to the extent permitted by the Ohio General Corporation Law was submitted to, and voted upon by, the shareholders. There were 177,409,657 shares of common stock voted in favor of, and 23,328,743 shares of common stock voted against, said resolution. The holders of 1,481,740 shares of common stock abstained and there were no “broker non-votes.” The resolution, having received the affirmative vote of the holders of at least a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.
     4. Ratification of Appointment of Independent Registered Public Accounting Firm. A resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing PricewaterhouseCoopers LLP as the independent registered public accounting firm for Goodyear for the year ending December 31, 2009 was submitted to, and voted upon by, the shareholders. There were 196,918,430 shares of common stock voted in favor of, and 4,484,047 shares of common stock voted against, said resolution. The holders of 817,663 shares of common stock abstained and there were no “broker non-votes.” The resolution, having received the affirmative vote of the holders of at least a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: April 29, 2009	By	/s/ Thomas A. Connell
Thomas A. Connell, Vice President and Controller
(Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, and Certificate of Amendment to Amended Articles of Incorporation of the Company dated April 22, 2009, five documents comprising the Company’s Articles of Incorporation, as amended.	3.1

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, April 11, 2006 and April 7, 2009.	3.2

10	Material Contracts

(a)*	Form of Performance Share Grant Agreement.	10.1

(b)*	Form of Cash Performance Unit Grant Agreement.	10.2

(c)*	Form of Grant Agreement for Executive Performance Plan.	10.3

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

23	Consents

(a)	Consent of Bates White, LLC.	23.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement