Form 10-Q
period 2009-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2009-07-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Yes ☐                     No ☐
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
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at June 30, 2009:	241,893,622

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2009	2008	2009	2008
NET SALES	$3,943	$5,239	$7,479	$10,181

Cost of Goods Sold	3,353	4,196	6,572	8,157
Selling, Administrative and General Expense	614	735	1,147	1,370
Rationalizations (Note 2)	136	87	191	100
Interest Expense	79	76	143	165
Other (Income) and Expense (Note 3)	32	(22)	62	(28)

(Loss) Income before Income Taxes	(271)	167	(636)	417
United States and Foreign Taxes (Benefit) Expense	(18)	74	(35)	151

Net (Loss) Income	(253)	93	(601)	266
Less: Minority Shareholders Net (Loss) Income	(32)	18	(47)	44

Goodyear Net (Loss) Income	$(221)	$75	$(554)	$222

Goodyear Net (Loss) Income — Per Share

Basic	$(0.92)	$0.31	$(2.30)	$0.92

Weighted Average Shares Outstanding (Note 4)	241	241	241	240

Diluted	$(0.92)	$0.31	$(2.30)	$0.91

Weighted Average Shares Outstanding (Note 4)	241	243	241	244
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2009	2008
Assets:
Current Assets:
Cash and Cash Equivalents	$2,366	$1,894
Accounts Receivable, less Allowance — $99 ($93 in 2008)	2,549	2,517
Inventories:
Raw Materials	434	714
Work in Process	134	119
Finished Products	2,341	2,759

	2,909	3,592
Prepaid Expenses and Other Current Assets	329	307

Total Current Assets	8,153	8,310
Goodwill	688	683
Intangible Assets	161	160
Deferred Income Tax	51	54
Other Assets	425	385
Property, Plant and Equipment less Accumulated Depreciation — $8,334 ($8,310 in 2008)	5,601	5,634

Total Assets	$15,079	$15,226

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,928	$2,529
Compensation and Benefits	651	625
Other Current Liabilities	800	778
Notes Payable and Overdrafts (Note 6)	275	265
Long Term Debt and Capital Leases due within one year (Note 6)	634	582

Total Current Liabilities	4,288	4,779
Long Term Debt and Capital Leases (Note 6)	4,940	4,132
Compensation and Benefits	3,480	3,487
Deferred and Other Noncurrent Income Taxes	210	193
Other Long Term Liabilities	797	763

Total Liabilities	13,715	13,354

Commitments and Contingent Liabilities (Note 9)
Minority Shareholders’ Equity (Note 1)	572	619

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares — 242 (241 in 2008) after deducting 9 treasury shares (10 in 2008)	242	241
Capital Surplus	2,772	2,764
Retained Earnings	903	1,463
Accumulated Other Comprehensive Loss	(3,353)	(3,446)

Goodyear Shareholders’ Equity	564	1,022
Minority Shareholders’ Equity — Nonredeemable	228	231

Total Shareholders’ Equity	792	1,253

Total Liabilities and Shareholders’ Equity	$15,079	$15,226

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net (Loss) Income	$(253)	$93	$(601)	$266

Other Comprehensive Income:
Foreign currency translation	220	7	48	267

Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses, and immediate recognition due to curtailments and settlements, included in total benefit cost	45	33	97	66
Less: Taxes	(12)	(2)	(18)	(3)

	33	31	79	63

Increase in net actuarial losses	(36)	(3)	(39)	(3)

Unrealized investment gain (loss)	5	(2)	(2)	(7)

Comprehensive (Loss) Income	(31)	126	(515)	586
Less: Comprehensive (Loss) Income Attributable to Minority Shareholders	5	16	(54)	118

Comprehensive (Loss) Income Attributable to Goodyear Shareholders	$(36)	$110	$(461)	$468

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income	$(601)	$266
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	312	318
Amortization and write-off of debt issuance costs	7	19
Net rationalization charges (Note 2)	191	100
Net losses (gains) on asset sales (Note 3)	40	(37)
Pension contributions and direct payments	(201)	(162)
Rationalization payments	(153)	(28)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	29	(398)
Inventories	739	(684)
Accounts payable — trade	(522)	360
Compensation and benefits	196	59
Prepaid expenses and other current assets	(29)	(36)
Other assets and liabilities	(1)	8

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	7	(215)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(372)	(476)
Asset dispositions (Note 3)	21	40
Asset acquisitions	—	(46)
Return of investment in The Reserve Primary Fund	40	—
Other transactions	8	10

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(303)	(472)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	85	60
Short term debt and overdrafts paid	(101)	(30)
Long term debt incurred	1,937	3
Long term debt paid	(1,143)	(787)
Debt issuance costs	(21)	—
Common stock issued	—	5
Other transactions	(2)	4

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	755	(745)

Effect of exchange rate changes on cash and cash equivalents	13	38

Net Change in Cash and Cash Equivalents	472	(1,394)

Cash and Cash Equivalents at Beginning of the Period	1,894	3,463

Cash and Cash Equivalents at End of the Period	$2,366	$2,069

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (“Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as retrospectively adjusted by our Current Report on Form 8-K filed on May 5, 2009 to reflect our adoption of recent standards related to accounting for convertible debt instruments and the presentation of noncontrolling interests in consolidated financial statements as discussed below (collectively, the “2008 Form 10-K”). We have evaluated the impact of subsequent events on these interim consolidated financial statements through the time of filing this Quarterly Report on Form 10-Q on July 30, 2009.
     We have adopted the new standard pertaining to accounting for convertible debt instruments that may be settled in cash upon conversion, effective January 1, 2009. This standard specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. In July 2004, we issued $350 million of 4% convertible senior notes due 2034, and subsequently exchanged $346 million of those notes for common stock and a cash payment in December 2007. The remaining notes were converted into common stock in May 2008. The adoption of this standard resulted in a $62 million reclassification in our consolidated statements of shareholders’ equity by decreasing retained earnings and increasing capital surplus. Prior period information presented in this Form 10-Q has been restated, where required.
     We also have adopted the new standard pertaining to accounting and reporting for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary. The standard was effective January 1, 2009 and requires, among other things, that noncontrolling interests in subsidiaries be classified as shareholders’ equity. Prior period information presented in this Form 10-Q has been reclassified, where required.
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
     Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2009.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation in addition to the restatement for the standard noted above.
Recently Issued Accounting Standards
In May 2009 the Financial Accounting Standards Board (“FASB”) issued a new standard pertaining to subsequent events that defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. We have reflected the recognition and disclosure requirements of this standard in this Form 10-Q.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In June 2009 the FASB issued a new standard pertaining to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of adopting this standard on our consolidated financial statements.
     In June 2009 the FASB issued a new standard pertaining to accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of adopting this standard on our consolidated financial statements.
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
We have implemented rationalization actions over the past several years in order to maintain our global competitiveness and more recently to respond to the global economic slowdown that began in 2008 by reducing manufacturing capacity and associate headcount.
     The net rationalization charges included in (Loss) Income before Income Taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
New charges	$141	$87	$198	$101
Reversals	(5)	—	(7)	(1)

	$136	$87	$191	$100

The following table shows the reconciliation of our liability between periods:

	Associate-	Other Than
(In millions)	Related Costs	Associate-Related Costs	Total
Balance at December 31, 2008	$118	$18	$136
First quarter charges	51	6	57
Incurred	(77)	(4)	(81)
Reversed to the statement of operations	(2)	—	(2)

Balance at March 31, 2009	$90	$20	$110
Second quarter charges	136	5	141
Incurred	(77)	(6)	(83)
Reversed to the statement of operations	(5)	—	(5)

Balance at June 30, 2009	$144	$19	$163

The rationalization actions taken in 2009 were initiated to reduce our cost structure as a result of lower sales demand due to the global economic slowdown. North American Tire initiated manufacturing headcount reductions at several facilities, including Union City, Tennessee, Danville, Virginia and Topeka, Kansas, to respond to lower production demand. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio, North American Tire and throughout Europe, Middle East and Africa Tire (“EMEA”). We also initiated the discontinuation of consumer tire production at one of our facilities in Amiens, France. Finally, Latin American Tire initiated manufacturing headcount reductions at each of its two facilities in Brazil.
     During the second quarter of 2009, $136 million of net charges were recorded. New charges of $141 million represent $132 million for plans initiated in 2009 and $9 million for plans initiated in 2008 and prior years. New charges for the 2009 plans were primarily for associate severance costs. These amounts include $129 million related to future cash outflows and $3 million for non-cash pension settlements and curtailments. New charges for the 2008 and prior year plans include $5 million related to associate severance costs and $4 million primarily for other exit costs and non-cancelable lease

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
costs, substantially all of which will result in future cash outflows. The second quarter of 2009 includes the reversal of $5 million of reserves for actions no longer needed for their originally-intended purposes.
     For the first six months of 2009, $191 million of net charges were recorded. New charges of $198 million were comprised of $176 million for plans initiated in 2009 and $22 million for plans initiated in 2008 and prior years. New charges for the 2009 plans were primarily for associate severance costs. These amounts include $170 million related to future cash outflows and $6 million for non-cash pension settlements and curtailments. The first six months of 2009 includes the reversal of $7 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 3,900 associates will be released under 2009 plans, of which 1,600 were released by June 30, 2009. The $22 million of new charges for 2008 and prior year plans consist of $13 million of associate-related costs and $9 million primarily for other exit costs and non-cancelable lease costs. These amounts include $19 million related to future cash outflows and $3 million for other non-cash exit costs, including $2 million for pension settlements and curtailments.
     The accrual balance of $163 million at June 30, 2009 includes approximately $19 million related to long-term non-cancelable lease costs and approximately $144 million of associate-related costs that are expected to be substantially utilized within the next twelve months.
     Asset write-offs and accelerated depreciation charges of $12 million and $22 million were recorded as cost of goods sold (“CGS”) in the three and six months ended June 30, 2009, respectively, and primarily related to the closure of our Somerton, Australia tire manufacturing facility and the discontinuation of a line of tires at one of our plants in North America. Accelerated depreciation charges of $4 million were recorded as CGS in the three and six months ended June 30, 2008 related to the closure of our Somerton, Australia tire manufacturing facility.
     During the second quarter of 2008, $87 million of new charges were recorded which represent $76 million for plans initiated in 2008 and $11 million for plans initiated in 2007 and prior years. New charges for the 2008, 2007 and prior year plans primarily were for associate severance costs and were related to future cash outflows.
     For the first six months of 2008, $100 million of net charges were recorded. New charges of $101 million were comprised of $78 million for plans initiated in 2008 and $23 million for plans initiated in 2007 and prior years. New charges for the 2008 plans primarily were for associate severance costs and related to future cash outflows. The $23 million of new charges for 2007 and prior year plans consist of $12 million of associate-related costs and $11 million primarily for other exit costs and non-cancelable lease costs. These amounts include $19 million related to future cash outflows and $4 million for other non-cash exit costs. The first six months of 2008 include the reversal of $1 million of reserves for actions no longer needed for their originally-intended purposes.
     Approximately 3,800 associates will be released under programs initiated in 2008 and 2007, of which approximately 3,200 were released by June 30, 2009, including 1,300 in the first six months of 2009.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net losses (gains) on asset sales	$41	$(4)	$40	$(37)
Interest income	(3)	(18)	(7)	(47)
Royalty income	(8)	(7)	(15)	(16)
Financing fees and financial instruments	10	9	21	62
Foreign currency exchange	(17)	(6)	7	2
General & product liability — discontinued products (Note 9)	3	1	8	6
Miscellaneous	6	3	8	2

	$32	$(22)	$62	$(28)

Other (Income) and Expense was $32 million of expense in the second quarter of 2009, compared to $22 million of income in the second quarter of 2008. Net losses on asset sales were $41 million in the second quarter of 2009 compared to gains on asset sales of $4 million in the second quarter of 2008, related primarily to the sale of certain properties in Akron, Ohio in 2009 and the sale of properties in Germany in 2008. Interest income decreased by $15 million due primarily to lower average cash balances and lower interest rates in 2009 compared to the prior year.
     Foreign currency exchange reflects the impact of currency movements affecting various monetary exposures, such as those associated with trade receivables and payables, equipment acquisitions and intercompany loans, in addition to the effects of foreign currency contracts that we may enter into from time to time. During the second quarter of 2009, we recorded net foreign currency exchange gains of $17 million primarily as a result of the strengthening Brazilian real against the U.S. dollar. During the second quarter of 2008, we recorded $6 million of net foreign currency exchange gains primarily as a result of the weakening Chilean peso against the U.S. dollar and euro, partially offset by the strengthening Turkish lira against both the U.S. dollar and euro, and the strengthening of the Brazilian real against the U.S. dollar.
     Other (Income) and Expense was $62 million of expense in the first six months of 2009, compared to $28 million of income in the first six months of 2008. Net losses on asset sales were $40 million in the first six months of 2009 compared to gains on asset sales of $37 million in the first six months of 2008, related primarily to the sale of certain properties in Akron, Ohio in 2009 and the sale of properties in Germany, Morocco, Argentina and New Zealand in 2008. Interest income decreased by $40 million due primarily to lower average cash balances and interest rates in 2009 compared to the prior year. Financing fees decreased by $41 million due primarily to $43 million of charges in 2008 related to the redemption of $650 million of senior secured notes due 2011, of which $33 million related to cash premiums paid on the redemption and $10 million related to the write-off of deferred financing fees and unamortized discount.
     During the first six months of 2009, we recorded net foreign currency exchange losses of $7 million primarily as a result of the effects of changing exchange rates for various currencies against the euro and U.S. dollar. Net foreign currency exchange losses were partially offset by the strengthening Brazilian real and euro against the U.S. dollar. During the first six months of 2008, we recorded $2 million of net foreign currency exchange losses primarily as a result of the strengthening Mexican peso and Brazilian real, both against the U.S. dollar, partially offset by the weakening of the Turkish lira against both the U.S. dollar and euro.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Average shares outstanding — basic	241	241	241	240
Stock options and other dilutive securities	—	2	—	4

Average shares outstanding — diluted	241	243	241	244

Weighted average shares outstanding — diluted for the three and six months ended June 30, 2009, excluded the effects of approximately 4 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.
     Additionally, weighted average shares outstanding — diluted excluded approximately 13 million equivalent shares for the three and six months ended June 30, 2009, and excluded approximately 9 million equivalent shares for the three and six months ended June 30, 2008, related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options).
NOTE 5. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value at June 30, 2009 on the Consolidated Balance Sheet:

			Significant
	Total Carrying	Quoted Prices in Active	Other	Significant
	Value in the	Markets for Identical	Observable	Unobservable
	Consolidated	Assets/Liabilities	Inputs	Inputs
(In millions)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$32	$32	$—	$—
Derivative Financial Instruments	14	—	14	—

Total Assets at Fair Value	$46	$32	$14	$—

Liabilities:
Derivative Financial Instruments	$32	$—	$27	$5

Total Liabilities at Fair Value	$32	$—	$27	$5

Derivative financial instrument valuations classified as Level 3 include our interest rate basis swap discussed in Note 6 and an embedded currency derivative in long-dated operating leases at June 30, 2009. The valuation of the basis swap is calculated using a net present value of future cash flows based on available market rates at June 30, 2009. The valuation of the embedded currency derivative is based on an extrapolation of forward rates to the assumed expiration of the leases. Other (Income) and Expense in the three and six months ended June 30, 2009 included a gain of $1 million and a loss of $2 million, respectively, resulting primarily from the change in fair value of the embedded derivative, and a gain of $2 million and $7 million, respectively, related to the interest rate basis swap. Other (Income) and Expense in the three and six months ended June 30, 2008 included a gain of $2 million and $4 million, respectively, resulting from the change in the fair value of the embedded currency derivative.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2009 and December 31, 2008. The fair value was estimated using quoted market prices or discounted future cash flows.

	June 30,	December 31,
(In millions)	2009	2008
Fixed Rate Debt:
Carrying amount — liability	$2,407	$1,514
Fair value — liability	2,392	1,207

Variable Rate Debt:
Carrying amount — liability	$3,147	$3,164
Fair value — liability	2,903	2,531
NOTE 6. FINANCING ARRANGEMENTS
At June 30, 2009, we had total credit arrangements of $8,055 million, of which $1,724 million were unused, compared to $7,127 million and $1,671 million, respectively, at December 31, 2008.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2009, we had short term committed and uncommitted credit arrangements totaling $505 million, of which $230 million were unused, compared to $481 million and $216 million, respectively, at December 31, 2008. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2009	2008
Notes payable and overdrafts	$275	$265

Weighted average interest rate	5.77%	6.33%

Long term debt and capital leases due within one year:
Floating rate notes due 2009	$499	$498
Other domestic and international debt (including capital leases)	135	84

	$634	$582

Weighted average interest rate	4.74%	6.28%

Total obligations due within one year	$909	$847

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2009, we had long term credit arrangements totaling $7,550 million, of which $1,494 million were unused, compared to $6,646 million and $1,455 million, respectively, at December 31, 2008.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2009		December 31, 2008
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
Floating rate notes due 2009	$499	5.01%	$498	6.29%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	325	8.625%
9% due 2015	260	9%	260	9%
10.5% due 2016	959	10.5%	—	—
7% due 2028	149	7%	149	7%
Credit Facilities:
€505 million revolving credit facility due 2012	—	—	182	4.75%
$1.5 billion first lien revolving credit facility due 2013	800	1.57%	700	1.73%
$1.2 billion second lien term loan facility due 2014	1,200	2.07%	1,200	2.22%
Pan-European accounts receivable facility due 2015	435	3.43%	483	5.81%
Other domestic and international debt(1)	277	6.14%	231	7.54%

	5,554		4,678
Capital lease obligations	20		36

	5,574		4,714
Less portion due within one year	(634)		(582)

	$4,940		$4,132

(1)	Interest rate for both June 30, 2009 and December 31, 2008, is the weighted average interest rate.
NOTES
$1.0 Billion Senior Notes due 2016
On May 11, 2009, we issued $1.0 billion aggregate principal amount of 10.5% senior notes due 2016. The senior notes were sold at 95.846% of the principal amount and will mature on May 15, 2016. The senior notes are our unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities.
     We have the option to redeem the senior notes, in whole or in part, at any time on or after May 15, 2012 at a redemption price of 107.875%, 105.250%, 102.625% and 100.000% during the 12-month period commencing on May 15, 2012, 2013, 2014 and 2015, respectively, plus accrued and unpaid interest to the redemption date. Prior to May 15, 2012, we may redeem the senior notes, in whole or in part, at a price equal to 100% of the principal amount plus a make-whole premium. In addition, prior to May 15, 2012, we may redeem up to 35% of the senior notes from the net cash proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount plus accrued and unpaid interest to the redemption date.
     The terms of the indenture for the senior notes, among other things, limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if the senior notes are assigned an investment grade rating by Moody’s and Standard & Poor’s (“S&P”) and no default has occurred or is continuing, certain covenants will be suspended.

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
     At June 30, 2009, we had $800 million outstanding and $486 million of letters of credit issued under the revolving credit facility. At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At June 30, 2009 and December 31, 2008, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”), and a €350 million European revolving credit facility, which is available to the same German borrowers and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of June 30, 2009 and December 31, 2008, there were no borrowings under the German revolving credit facility. Under the European revolving credit facility, there were no borrowings as of June 30, 2009 and there were $182 million (€130 million) of borrowings (including $84 million (€60 million) of borrowings by the non-German borrowers) as of December 31, 2008. Letters of credit issued under the European revolving credit facility totaled $16 million (€11 million) as of June 30, 2009 and December 31, 2008.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. As of June 30, 2009 and December 31, 2008, the amount available and fully utilized under this program totaled $435 million (€310 million) and $483 million (€346 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long-term debt and capital leases.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $62 million and $61 million at June 30, 2009 and December 31, 2008, respectively. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, please refer to Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2008 Form 10-K.
Other Foreign Credit Facilities
Our facilities in China provide for availability of up to 3.6 billion renminbi (approximately $530 million at June 30, 2009 and $535 million at December 31, 2008) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. There were no borrowings outstanding on these facilities at June 30, 2009 or December 31, 2008.
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
Interest Rate Contracts
We manage our fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on our consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. At June 30, 2009, 57% of our debt was at variable interest rates averaging 2.97% compared to 68% at an average rate of 3.83% at December 31, 2008. The decrease in the average variable interest rate was driven by decreases in the underlying market rates associated with our variable rate debt.
     We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There was one contract outstanding at June 30, 2009, under which we pay six-month LIBOR and receive one-month LIBOR plus a premium. This contract applies to $1.2 billion of notional principal, has a contractual life of twelve months and matures in October 2009. During the second quarter of 2009, the weighted average interest rates paid and received were 2.12% and 0.87%, respectively. During the first six months of 2009, the weighted average interest rates paid and received were 2.80% and 0.89%, respectively. The contract was not designated as a hedging instrument and accordingly, fair value gains and losses on the contract are recorded in Other (Income) and Expense. The fair value of the contract was $3 million and $10 million at June 30, 2009 and December 31, 2008, respectively, and was included in Other Current Liabilities.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents foreign currency derivatives information:

	June 30, 2009		December 31, 2008
	Fair	Contract	Fair	Contract
(In millions)	Value	Amount	Value	Amount
Buy currency:
U.S. dollar	$605	$604	$576	$586
Japanese yen	93	94	96	97
Australian dollar	54	51	34	39
British pound	23	23	104	104
Euro	22	23	9	8
All other	19	18	32	33

	$816	$813	$851	$867

Contract maturity	7/09 — 3/10		1/09 — 6/09

Sell currency:
Euro	$434	$429	$32	$33
Brazilian real	94	76	155	148
Canadian dollar	90	97	21	20
South African rand	31	30	5	5
U.S. dollar	23	22	24	24
Czech koruna	17	17	8	8
All other	16	16	18	18

	$705	$687	$263	$256

Contract maturity	7/09 — 10/19		1/09 — 10/19
There were no foreign currency forward contracts designated as hedging instruments at June 30, 2009. The following table presents amounts included in the Consolidated Balance Sheets for foreign currency derivatives:

	June 30,	December 31,
(In millions)	2009	2008
Accounts Receivable	$14	$3
Other Assets	—	1
Other Current Liabilities	27	27
Other Long Term Liabilities	2	—
Net transaction losses on foreign currency derivatives totaled $49 million and $58 million in the three and six months ended June 30, 2009, respectively, and are reported in Other (Income) and Expense. These losses were substantially offset by the effect of changing exchange rates on the underlying currency exposures. Refer to Note 3.
     We were not a party to any foreign currency option contracts at June 30, 2009 and December 31, 2008.
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
Expected term: 6.25 years
Interest rate: 2.30%
Volatility: 83.6%
Dividend yield: Nil
We recognized stock-based compensation expense of $11 million ($10 million after-tax) and $14 million ($13 million after-tax) during the three and six months ended June 30, 2009, respectively. As of June 30, 2009, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $31 million and is expected to be recognized over the remaining vesting period of the respective grants, through June 30, 2013. During the three and six months ended June 30, 2008, we recognized stock-based compensation expense of $1 million ($3 million after-tax) and $8 million ($10 million after-tax), respectively.
NOTE 8. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans. In addition, we provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement.
     Pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Service cost — benefits earned during the period	$8	$18	$17	$36
Interest cost on projected benefit obligation	78	79	158	158
Expected return on plan assets	(58)	(93)	(118)	(186)
Amortization of: - prior service cost	9	9	17	18
- net losses	39	11	78	22

Net periodic pension cost	76	24	152	48
Curtailments/settlements	—	1	—	1

Total pension cost	$76	$25	$152	$49

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Service cost — benefits earned during the period	$7	$10	$13	$19
Interest cost on projected benefit obligation	36	42	68	85
Expected return on plan assets	(29)	(38)	(55)	(75)
Amortization of: - prior service cost	1	—	1	1
- net losses	7	14	14	27

Net periodic pension cost	22	28	41	57
Curtailments/settlements	2	1	7	1

Total pension cost	$24	$29	$48	$58

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We expect to contribute approximately $325 million to $375 million to our funded U.S. and non-U.S. pension plans in 2009. For the three and six months ended June 30, 2009, we contributed $40 million and $83 million, respectively, to our non-U.S. plans and for the three and six months ended June 30, 2009, we contributed $45 million and $85 million, respectively, to our U.S. plans.
     Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended June 30, 2009 and 2008 were $20 million and $9 million, respectively, and $39 million and $18 million for the six months ended June 30, 2009 and 2008, respectively.
     As announced in 2007, we froze our U.S. salaried pension plans effective December 31, 2008 and implemented improvements to our U.S. defined contribution savings plan effective January 1, 2009. The service cost component of total pension cost for the U.S. salaried pension plans recognized in the three months and six months ended June 30, 2008 was $8 million and $16 million, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
     Postretirement benefit cost follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Service cost — benefits earned during the period	$1	$3	$2	$6
Interest cost on projected benefit obligation	9	26	17	52
Amortization of: - prior service credit	(9)	(3)	(19)	(6)
- net losses	1	2	3	4

Net periodic postretirement benefit cost	$2	$28	$3	$56

Effective August 22, 2008, health care benefits for current and future domestic retirees who were represented by the United Steelworkers (“USW”) became the responsibility of an independent Voluntary Employees’ Beneficiary Association (“VEBA”), which resulted in the settlement of the OPEB obligation for the affected plans in the 2008 third quarter. Postretirement benefit cost for these plans recognized in the three months and six months ended June 30, 2008 was $25 million and $50 million, respectively.
NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2009, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $772 million, and off-balance-sheet financial guarantees written and other commitments totaling $40 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we shall purchase minimum amounts of various raw materials at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.
Environmental Matters
We have recorded liabilities totaling $44 million and $40 million at June 30, 2009 and December 31, 2008, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $6 million and $8 million were included in Other Current Liabilities at June 30, 2009 and December 31, 2008. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $306 million and $288 million for anticipated costs related to workers’ compensation at June 30, 2009 and December 31, 2008, respectively. Of these amounts, $76 million and $75 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2009 and December 31, 2008, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $296 million and $291 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at June 30, 2009 and December 31, 2008, respectively. Of these amounts, $76 million and $86 million were included in Other Current Liabilities at June 30, 2009 and December 31, 2008, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $68 million at June 30, 2009 and $65 million at December 31, 2008. Of these amounts, $9 million and $10 million were included in Current Assets as part of Accounts Receivable at June 30, 2009 and December 31, 2008, respectively.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 75,200 claims by defending and obtaining the dismissal thereof or by entering into a settlement.
     A summary of approximate asbestos claims activity in recent periods follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2009	December 31, 2008
Pending claims, beginning of period	99,000	117,400
New claims filed	800	4,600
Claims settled/dismissed	(3,200)	(23,000)

Pending claims, end of period	96,600	99,000

Payments (1)	$10	$23

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.
     The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $339 million through June 30, 2009 and $325 million through December 31, 2008. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $136 million and $132 million at June 30, 2009 and December 31, 2008, respectively. The portion of the liability associated with unasserted asbestos claims and related defense costs was $73 million and $71 million at June 30, 2009 and December 31, 2008, respectively. Our liability with respect to asserted claims and related defense costs was $63 million at June 30, 2009 and $61 million at December 31, 2008. At June 30, 2009, we estimate that it is reasonably possible that our liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by $10 million.
     Based upon a model employed by Bates, as of June 30, 2009, (i) we recorded a receivable related to asbestos claims of $68 million, compared to $65 million at December 31, 2008, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
estimated liability. Of these amounts, $9 million and $10 million were included in Current Assets as part of Accounts Receivable at June 30, 2009 and December 31, 2008, respectively. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
     We believe that at June 30, 2009, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $68 million insurance receivable recorded at June 30, 2009. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at June 30, 2009.
Other Actions. We are currently a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations in the period in which the ruling occurs, or future periods.
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
USW Negotiations
Our master collective bargaining agreement with the USW, which covers about 10,300 employees in the United States, will expire on August 15, 2009, following an extension of the original July 18, 2009 expiration date. We are in the process of negotiating a new agreement with the USW. If we are unable to reach an agreement with the USW regarding the terms of a new collective bargaining agreement, we may be subject to work interruptions or stoppages that could result in a significant disruption of, or inefficiencies in, our North American manufacturing operations, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Sales:
North American Tire	$1,687	$2,130	$3,231	$4,127
Europe, Middle East and Africa Tire	1,393	2,024	2,661	3,974
Latin American Tire	437	572	820	1,102
Asia Pacific Tire	426	513	767	978

Net Sales	$3,943	$5,239	$7,479	$10,181

Segment Operating (Loss) Income:
North American Tire	$(91)	$24	$(280)	$56
Europe, Middle East and Africa Tire	(15)	151	(65)	323
Latin American Tire	73	103	121	217
Asia Pacific Tire	57	52	72	101

Total Segment Operating (Loss) Income	24	330	(152)	697
Rationalizations	(136)	(87)	(191)	(100)
Interest expense	(79)	(76)	(143)	(165)
Other income and (expense)	(32)	22	(62)	28
Asset write-offs and accelerated depreciation	(12)	(4)	(22)	(4)
Corporate incentive compensation plans	(20)	(11)	(14)	(15)
Intercompany profit elimination	(3)	(4)	(29)	(13)
Other	(13)	(3)	(23)	(11)

(Loss) Income before Income Taxes	$(271)	$167	$(636)	$417

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Asset sales, as described in Note 3, Other (Income) and Expense, and Asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Rationalizations:
North American Tire	$61	$2	$89	$11
Europe, Middle East and Africa Tire	66	12	80	17
Latin American Tire	7	1	14	—
Asia Pacific Tire	2	72	6	72

Total Segment Rationalizations	136	87	189	100
Corporate	—	—	2	—

	$136	$87	$191	$100

Asset Sales loss / (gain):
North American Tire	$—	$(1)	$—	$(1)
Europe, Middle East and Africa Tire	4	(3)	3	(21)
Latin American Tire	(1)	—	(1)	(5)
Asia Pacific Tire	(5)	—	(5)	(10)

Total Segment Asset Sales loss / (gain)	(2)	(4)	(3)	(37)
Corporate	43	—	43	—

	$41	$(4)	$40	$(37)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Asset write-offs and accelerated depreciation:
North American Tire	$9	$—	$11	$—
Europe, Middle East and Africa Tire	1	—	1	—
Asia Pacific Tire	2	4	10	4

Total Segment Asset write-offs and accelerated depreciation	$12	$4	$22	$4

NOTE 11. INCOME TAXES
For the first six months of 2009 we recorded a tax benefit of $35 million on a loss before income taxes of $636 million. The income tax benefit was impacted favorably by a second quarter benefit of $18 million related primarily to the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada and by $10 million during the first quarter primarily due to an enacted tax law change. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first six months of 2008, we recorded tax expense of $151 million on income before income taxes of $417 million.
     Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets. However, in certain foreign locations it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $35 million.
     At January 1, 2009, we had unrecognized tax benefits of $143 million that if recognized, would have a favorable impact on our tax expense of $135 million. We report interest and penalties as income taxes and have accrued interest of $11 million as of January 1, 2009. In the second quarter, our Competent Authority claim between the United States and Canada for the years 1997 through 2003 was settled reducing our unrecognized tax benefits by $38 million. It is reasonably possible that the total amount of unrecognized tax benefits will also change for other reasons in the next 12 months. However, we do not expect those changes to have a significant impact on our financial position or results of operations.
     Generally, years beginning after 2003 are still open to examination by foreign taxing authorities, including in Germany and other major taxing jurisdictions. In the United States, we are open to examination from 2008 onward.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in Shareholders’ Equity for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
		Minority			Minority
	Goodyear	Shareholders’	Total	Goodyear	Shareholders’	Total
	Shareholders’	Equity -	Shareholders’	Shareholders’	Equity -	Shareholders’
(In millions)	Equity	Nonredeemable	Equity	Equity	Nonredeemable	Equity
Balance at beginning of period	$1,022	$231	$1,253	$2,850	$300	$3,150
Comprehensive (loss) income:
Net (loss) income	(554)	4	(550)	222	18	240
Foreign currency translation (net of tax of $0)	56	(5)	51	197	18	215
Amortization of prior service cost and unrecognized gains and losses, and immediate recognition due to curtailments and settlements, included in total benefit cost (net of tax of $17 in 2009 and $2 in 2008)	77	—	77	59	—	59
Increase in net actuarial losses (net of tax of $0)	(38)	—	(38)	(3)	—	(3)
Unrealized investment loss (net of tax of $0)	(2)	—	(2)	(7)	—	(7)

Other comprehensive (loss) income	93	(5)	88	246	18	264

Total comprehensive (loss) income	(461)	(1)	(462)	468	36	504
Transactions between Goodyear and Minority Shareholders	—	(2)	(2)	—	(20)	(20)
Issuance of shares for conversion of debt	—	—	—	4	—	4
Common stock issued from treasury:
Stock-based compensation plans (Note 7)	—	—	—	6	—	6
Other	3	—	3	25	—	25

Balance at end of period	$564	$228	$792	$3,353	$316	$3,669

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Balance at beginning of period	$576	$779	$619	$703

Comprehensive income (loss):
Net (loss) income	(32)	8	(51)	26
Foreign currency translation, net of tax of $0	22	(4)	(3)	52
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of tax of $0 and $1 in 2009 ($1 in 2008)	1	2	2	4
Increase in net actuarial losses	(1)	—	(1)	—

Total comprehensive income (loss)	(10)	6	(53)	82
Other	6	—	6	—

Balance at end of period	$572	$785	$572	$785

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $260 million outstanding principal amount of 9% senior notes due 2015, the $825 million outstanding principal amount of senior notes (consisting of $325 million outstanding principal amount of 8.625% senior notes due 2011 and $500 million outstanding principal amount of senior floating rate notes due 2009), and the $1.0 billion outstanding principal amount of 10.5% senior notes due 2016 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:
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
     Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Intercompany cash advances and loans made primarily for the purpose of short-term operating needs are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of the capital stock of various subsidiaries and other capital transactions between members of the consolidated group.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	June 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$1,162	$36	$1,168	$—	$2,366
Accounts receivable	737	172	1,640	—	2,549
Accounts receivable from affiliates	130	753	—	(883)	—
Inventories	1,252	243	1,479	(65)	2,909
Prepaid expenses and other current assets	91	8	223	7	329

Total Current Assets	3,372	1,212	4,510	(941)	8,153
Goodwill	—	24	481	183	688
Intangible Assets	110	5	50	(4)	161
Deferred Income Taxes	—	1	51	(1)	51
Other Assets	212	63	150	—	425
Investments in Subsidiaries	3,937	587	4,074	(8,598)	—
Property, Plant and Equipment	2,067	171	3,348	15	5,601

Total Assets	$9,698	$2,063	$12,664	$(9,346)	$15,079

Liabilities:
Current Liabilities:
Accounts payable-trade	$538	$70	$1,320	$—	$1,928
Accounts payable to affiliates	—	—	883	(883)	—
Compensation and benefits	343	28	280	—	651
Other current liabilities	325	30	446	(1)	800
Notes payable and overdrafts	—	—	275	—	275
Long term debt and capital leases due within one year	500	—	134	—	634

Total Current Liabilities	1,706	128	3,338	(884)	4,288
Long Term Debt and Capital Leases	4,345	—	595	—	4,940
Compensation and Benefits	2,445	150	885	—	3,480
Deferred and Other Noncurrent Income Taxes	25	3	178	4	210
Other Long Term Liabilities	613	32	152	—	797

Total Liabilities	9,134	313	5,148	(880)	13,715

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	352	220	572

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	242	440	4,912	(5,352)	242
Capital Surplus	2,772	5	803	(808)	2,772
Retained Earnings	903	1,594	2,403	(3,997)	903
Accumulated Other Comprehensive Loss	(3,353)	(289)	(1,182)	1,471	(3,353)

Goodyear Shareholders’ Equity	564	1,750	6,936	(8,686)	564
Minority Shareholders’ Equity — Nonredeemable	—	—	228	—	228

Total Shareholders’ Equity	564	1,750	7,164	(8,686)	792

Total Liabilities and Shareholders’ Equity	$9,698	$2,063	$12,664	$(9,346)	$15,079

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$822	$40	$1,032	$—	$1,894
Accounts receivable	733	189	1,595	—	2,517
Accounts receivable from affiliates	—	836	—	(836)	—
Inventories	1,584	254	1,796	(42)	3,592
Prepaid expenses and other current assets	130	3	165	9	307

Total Current Assets	3,269	1,322	4,588	(869)	8,310
Goodwill	—	24	471	188	683
Intangible Assets	110	7	49	(6)	160
Deferred Income Taxes	—	15	54	(15)	54
Other Assets	203	45	137	—	385
Investments in Subsidiaries	4,216	632	3,881	(8,729)	—
Property, Plant and Equipment	2,167	178	3,279	10	5,634

Total Assets	$9,965	$2,223	$12,459	$(9,421)	$15,226

Liabilities:
Current Liabilities:
Accounts payable-trade	$657	$71	$1,801	$—	$2,529
Accounts payable to affiliates	714	—	122	(836)	—
Compensation and benefits	363	29	233	—	625
Other current liabilities	310	27	443	(2)	778
Notes payable and overdrafts	—	—	265	—	265
Long term debt and capital leases due within one year	501	—	81	—	582

Total Current Liabilities	2,545	127	2,945	(838)	4,779
Long Term Debt and Capital Leases	3,300	—	832	—	4,132
Compensation and Benefits	2,450	161	876	—	3,487
Deferred and Other Noncurrent Income Taxes	38	17	149	(11)	193
Other Long Term Liabilities	610	32	121	—	763

Total Liabilities	8,943	337	4,923	(849)	13,354

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	399	220	619

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	241	440	4,875	(5,315)	241
Capital Surplus	2,764	5	777	(782)	2,764
Retained Earnings	1,463	1,715	2,503	(4,218)	1,463
Accumulated Other Comprehensive Loss	(3,446)	(274)	(1,249)	1,523	(3,446)

Goodyear Shareholders’ Equity	1,022	1,886	6,906	(8,792)	1,022
Minority Shareholders’ Equity — Nonredeemable	—	—	231	—	231

Total Shareholders’ Equity	1,022	1,886	7,137	(8,792)	1,253

Total Liabilities and Shareholders’ Equity	$9,965	$2,223	$12,459	$(9,421)	$15,226

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended June 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,671	$420	$3,576	$(1,724)	$3,943

Cost of Goods Sold	1,536	417	3,175	(1,775)	3,353
Selling, Administrative and General Expense	232	41	343	(2)	614
Rationalizations	61	1	74	—	136
Interest Expense	63	5	47	(36)	79
Other (Income) and Expense	(120)	3	(26)	175	32

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(101)	(47)	(37)	(86)	(271)
United States and Foreign Taxes	(5)	(19)	4	2	(18)
Equity in Earnings of Subsidiaries	(125)	(15)	—	140	—

Net (Loss) Income	(221)	(43)	(41)	52	(253)
Minority Shareholders Net (Loss) Income	—	—	(32)	—	(32)

Goodyear Net (Loss) Income	$(221)	$(43)	$(9)	$52	$(221)

	Three Months Ended June 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,034	$482	$5,493	$(2,770)	$5,239

Cost of Goods Sold	1,800	414	4,795	(2,813)	4,196
Selling, Administrative and General Expense	241	47	449	(2)	735
Rationalizations	1	2	84	—	87
Interest Expense	57	6	63	(50)	76
Other (Income) and Expense	(63)	(1)	(46)	88	(22)

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(2)	14	148	7	167
United States and Foreign Taxes	9	(1)	65	1	74
Equity in Earnings of Subsidiaries	86	7	—	(93)	—

Net (Loss) Income	75	22	83	(87)	93
Minority Shareholders Net (Loss) Income	—	—	18	—	18

Goodyear Net (Loss) Income	$75	$22	$65	$(87)	$75

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Six Months Ended June 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$3,225	$811	$7,013	$(3,570)	$7,479

Cost of Goods Sold	3,051	793	6,336	(3,608)	6,572
Selling, Administrative and General Expense	435	79	636	(3)	1,147
Rationalizations	89	3	99	—	191
Interest Expense	110	10	93	(70)	143
Other (Income) and Expense	(137)	4	(33)	228	62

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(323)	(78)	(118)	(117)	(636)
United States and Foreign Taxes	(22)	(16)	2	1	(35)
Equity in Earnings of Subsidiaries	(253)	(45)	—	298	—

Net (Loss) Income	(554)	(107)	(120)	180	(601)
Minority Shareholders Net (Loss) Income	—	—	(47)	—	(47)

Goodyear Net (Loss) Income	$(554)	$(107)	$(73)	$180	$(554)

	Six Months Ended June 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$3,977	$948	$10,499	$(5,243)	$10,181

Cost of Goods Sold	3,518	818	9,133	(5,312)	8,157
Selling, Administrative and General Expense	447	93	832	(2)	1,370
Rationalizations	8	3	89	—	100
Interest Expense	136	12	135	(118)	165
Other (Income) and Expense	(95)	(3)	(128)	198	(28)

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(37)	25	438	(9)	417
United States and Foreign Taxes	16	3	133	(1)	151
Equity in Earnings of Subsidiaries	275	25	—	(300)	—

Net (Loss) Income	222	47	305	(308)	266
Minority Shareholders Net (Loss) Income	—	—	44	—	44

Goodyear Net (Loss) Income	$222	$47	$261	$(308)	$222

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(716)	$12	$745	$(34)	$7

Cash Flows from Investing Activities:
Capital expenditures	(168)	(3)	(199)	(2)	(372)
Asset dispositions	151	—	2	(132)	21
Asset acquisitions	—	—	(132)	132	—
Capital contributions	—	—	(62)	62	—
Return of investment in The Reserve Primary Fund	40	—	—	—	40
Other transactions	1	—	7	—	8

Total Cash Flows from Investing Activities	24	(3)	(384)	60	(303)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	84	—	85
Short term debt and overdrafts paid	(5)	—	(96)	—	(101)
Long term debt incurred	1,359	—	578	—	1,937
Long term debt paid	(301)	—	(842)	—	(1,143)
Capital contributions	—	—	62	(62)	—
Debt issuance costs	(21)	—	—	—	(21)
Dividends paid	—	(14)	(24)	36	(2)

Total Cash Flows from Financing Activities	1,032	(13)	(238)	(26)	755
Effect of exchange rate changes on cash and cash equivalents	—	—	13	—	13

Net Change in Cash and Cash Equivalents	340	(4)	136	—	472

Cash and Cash Equivalents at Beginning of the Period	822	40	1,032	—	1,894

Cash and Cash Equivalents at End of the Period	$1,162	$36	$1,168	$—	$2,366

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(872)	$49	$779	$(171)	$(215)

Cash Flows from Investing Activities:
Capital expenditures	(220)	(13)	(243)	—	(476)
Asset dispositions	—	—	40	—	40
Asset acquisitions	—	—	(46)	—	(46)
Capital contributions	—	—	(33)	33	—
Capital redemptions	380	—	—	(380)	—
Other transactions	5	—	5	—	10

Total Cash Flows from Investing Activities	165	(13)	(277)	(347)	(472)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	59	—	60
Short term debt and overdrafts paid	(29)	—	(1)	—	(30)
Long term debt incurred	—	—	3	—	3
Long term debt paid	(751)	—	(36)	—	(787)
Common stock issued	5	—	—	—	5
Capital contributions	—	—	33	(33)	—
Capital redemptions	—	—	(380)	380	—
Dividends paid	—	—	(173)	171	(2)
Other transactions	—	—	6	—	6

Total Cash Flows from Financing Activities	(775)	1	(489)	518	(745)

Effect of exchange rate changes on cash and cash equivalents	—	(2)	40	—	38

Net Change in Cash and Cash Equivalents	(1,482)	35	53	—	(1,394)

Cash and Cash Equivalents at Beginning of the Period	2,516	25	922	—	3,463

Cash and Cash Equivalents at End of the Period	$1,034	$60	$975	$—	$2,069

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
     We continued to experience difficult industry conditions during the second quarter of 2009 due to the global economic slowdown. These industry conditions were characterized by weakness in the demand for replacement tires, particularly in the commercial markets, lower motor vehicle sales and production, and recessionary economic conditions in many parts of the world. However, we began to see some positive signs of economic stabilization and recovery, although still fragile at this stage and varied around the globe.
     In the second quarter of 2009, Goodyear net loss was $221 million compared to Goodyear net income of $75 million in the second quarter of 2008. Net sales in the second quarter of 2009 decreased to $3,943 million from $5,239 million in the comparable period of 2008. Net sales were unfavorably impacted by decreased tire volume, foreign currency translation and a decrease in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products. In the second quarter of 2009, our total segment operating income was $24 million compared to $330 million in the second quarter of 2008. The decline in segment operating income was due primarily to decreased tire volume and significant under-absorbed fixed overhead costs. Increases in raw material costs of $119 million were offset by price and mix improvements of $127 million. See “Results of Operations — Segment Information” for additional information.
     In the first six months of 2009, Goodyear net loss was $554 million compared to Goodyear net income of $222 million in the first six months of 2008. Net sales in the first six months of 2009 decreased to $7,479 million from $10,181 million in the comparable period of 2008. Net sales were unfavorably impacted by decreased tire volume, foreign currency translation and a decrease in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products. In the first six months of 2009, our total segment operating loss was $152 million compared to segment operating income of $697 million in the first six months of 2008. The decline in segment operating income was due primarily to increases in raw material costs of $450 million offset in part by price and mix improvements of $289 million, decreased tire volume and significant under-absorbed fixed overhead costs.
We had several key achievements during the second quarter of 2009:
•	Our net sales and segment operating income, while decreasing compared to the second quarter of 2008, increased compared to the first quarter of 2009;

•	We initiated several restructuring actions;

•	We successfully addressed many of the challenges posed by the General Motors and Chrysler bankruptcies;

•	We issued $1.0 billion of 10.5% senior notes due 2016; and

•	We made continued progress on the strategic initiatives announced in February 2009.
Two of our major OE customers, General Motors and Chrysler, filed for and emerged from bankruptcy since the beginning of the second quarter of 2009. The bankruptcy filings of these OE customers did not have a material effect on our liquidity or result in a write-off of accounts receivable.
     In May 2009, we issued $1.0 billion aggregate principal amount of 10.5% senior notes due 2016 that were sold at a purchase price of 95.846% of the principal amount. The note sale generated net proceeds, after payment of underwriting discounts and offering expenses, of approximately $937 million and enhanced our liquidity position. During the first six months of 2009, our cash and cash equivalents increased from $1,894 million to $2,366 million, due primarily to the net proceeds from the note offering, which was partially offset by repayments of outstanding amounts under our European revolving credit facilities.

     We have continued our efforts to address the challenging business environment that we are facing in 2009 by remaining focused on the strategic initiatives we announced in February 2009 which are aimed at strengthening our revenue, cost structure and cash flow, including:
•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally, including several branded mid-tier product offerings. In the first six months of 2009, we introduced 42 new products, such as the Assurance FuelMax in North America and the EfficientGrip tire with Fuel Saving Technology in Europe;

•	achieving our four-point cost savings plan target of $2.5 billion, by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs. We have achieved approximately $200 million of cost savings in the second quarter of 2009 and total savings over the life of the plan of over $2.1 billion. In association with this plan, we had personnel reductions of approximately 5,500 people in the first six months of 2009, achieving the target we announced in February 2009;

•	reducing manufacturing capacity by 15 million to 25 million units over the next two years. We have announced planned manufacturing capacity reductions of approximately 8 million units (including the discontinuation of consumer tire production at one of our facilities in Amiens, France and the announced closing of our Las Pinas, Philippines plant);

•	reducing inventory levels by over $500 million by the end of 2009 compared with 2008. We have achieved this goal and reduced inventories by $683 million from December 31, 2008 to June 30, 2009;

•	adjusting planned capital expenditures to between $700 million and $800 million in 2009 from $1,049 million in 2008. Our capital expenditures plan is on target through the first six months of 2009; and

•	pursuing additional non-core asset sales, including our decision to pursue offers for our European and Latin American farm tire business.
We met our inventory reduction goal through the combination of lower raw material costs and the implementation of an advantaged supply chain, primarily in North American Tire and EMEA, by improving demand forecasting, increasing production flexibility through shorter lead times and reduced production lot sizes, reducing the quantity of raw materials required to meet an improved demand forecast, changing the composition of our logistics network by closing and consolidating certain distribution warehouses, increasing local production and reducing longer lead time off-shore imports, and reducing in-transit inventory between our plants and regional distribution centers.
     We have also implemented quarterly operating plans for 2009 for all of our businesses and functions to adapt to the challenges of the global economic environment.
     We continued to experience declines in sales volume during the second quarter of 2009 due to reduced production at our OE customers in response to lower demand for new vehicles and weakness in demand for replacement tires. The decline in our sales volume and the resulting production cuts have resulted in additional under-absorbed fixed costs. We may also experience a future decline in sales volume due to a continued decline in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs or continued weakness in demand for replacement tires, possibly resulting in additional under-absorbed fixed costs at our production facilities.
     The industry environment remains challenging and will continue to significantly impact our performance in the third quarter of 2009. While the economic and industry environment make it difficult to provide a clear outlook for the industry, we expect demand to remain weak in the third quarter, similar to the environment experienced during the second quarter of 2009.
     We expect raw material costs to decline by 15% to 20% in the third quarter of 2009 from the comparable 2008 period, with further reductions occurring in the fourth quarter of 2009.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2009 and 2008
Net sales in the second quarter of 2009 were $3,943 million, decreasing $1,296 million or 24.7% from $5,239 million in the second quarter of 2008. Goodyear net loss was $221 million, or $0.92 per share, in the second quarter of 2009, compared to Goodyear net income of $75 million, or $0.31 per share, in the second quarter of 2008.
     Net sales in the second quarter of 2009 were unfavorably impacted by decreased tire volume of $673 million primarily in North American Tire and EMEA, foreign currency translation of $369 million and a decrease in other tire-related businesses’ sales of $290 million, primarily in North American Tire’s third party sales of chemical products.
     Worldwide tire unit sales in the second quarter of 2009 were 40.0 million units, a decrease of 7.9 million units, or 16.5% compared to the 2008 period. Replacement tire volume decreased 3.0 million units, or 8.7%, due to recessionary economic conditions in many parts of the world. OE tire volume also decreased 4.9 million units, or 35.1%, primarily in the consumer markets of North American Tire and EMEA due to recessionary economic conditions resulting in lower demand for new vehicles.
     Cost of goods sold (“CGS”) in the second quarter of 2009 was $3,353 million, a decrease of $843 million, or 20.1%, compared to $4,196 million in the second quarter of 2008. CGS in the second quarter of 2009 decreased due to lower tire volume of $544 million, primarily in North American Tire and EMEA, foreign currency translation of $318 million, primarily in EMEA, lower costs in other tire-related businesses of $258 million, primarily in North American Tire’s cost of chemical products, and product mix-related manufacturing cost decreases of $89 million. CGS also benefited from savings from rationalization plans of approximately $10 million. Partially offsetting these decreases were increased conversion costs of $262 million and higher raw material costs of $119 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $206 million due to lower production volume. Increased pension expense in North America more than offset savings resulting from the implementation of the Voluntary Employees’ Beneficiary Association (“VEBA”). The second quarter of 2009 included asset write-offs and accelerated depreciation of $12 million ($12 million after-tax and minority or $0.05 per share), compared to $4 million ($4 million after-tax and minority or $0.02 per share) in the 2008 period. CGS as a percentage of sales increased to 85.0% in the second quarter of 2009, compared to 80.1% in the 2008 period.
     Selling, administrative and general expense (“SAG”) was $614 million in the second quarter of 2009, compared to $735 million in 2008, a decrease of $121 million or 16.5%. The decrease in SAG primarily was driven by favorable foreign currency translation of $55 million, lower advertising expenses of $32 million, reductions in discretionary spending of approximately $15 million and savings from rationalization plans of $14 million partially offset by increased wages and benefits, including incentive compensation, of $16 million. SAG as a percentage of sales increased to 15.6% in the second quarter of 2009, compared to 14.0% in the 2008 period.
     Interest expense was $79 million in the second quarter of 2009, an increase of $3 million compared to $76 million in the second quarter of 2008. The increase related primarily to higher average debt levels in the second quarter of 2009 compared to the second quarter of 2008 partially offset by lower weighted average interest rates.
     Other (Income) and Expense was $32 million of expense in the second quarter of 2009, compared to $22 million of income in the second quarter of 2008. Net losses on asset sales were $41 million ($40 million after-tax and minority or $0.17 per share) in the second quarter of 2009 compared to net gains on asset sales of $4 million ($2 million after-tax and minority or $0.01 per share) in the second quarter of 2008, related primarily to the sale of certain properties in Akron, Ohio in 2009 and in Germany in 2008. Interest income decreased by $15 million due primarily to lower average cash balances and lower interest rates in 2009 compared to the prior year.
     Foreign currency exchange reflects the impact of currency movements affecting various monetary exposures, such as those associated with trade receivables and payables, equipment acquisitions and intercompany loans, in addition to the effects of foreign currency contracts that we may enter into from time to time. During the second quarter of 2009, we recorded net foreign currency exchange gains of $17 million primarily as a result of the strengthening Brazilian real against the U.S. dollar. During the second quarter of 2008, we recorded $6 million of net foreign currency exchange gains primarily as a result of the weakening Chilean peso against the U.S. dollar and euro, partially offset by the strengthening Turkish lira against both the U.S. dollar and euro, and the strengthening of the Brazilian real against the U.S. dollar.
     For the second quarter of 2009, we recorded a tax benefit of $18 million on a loss before income taxes of $271 million. The income tax benefit was impacted favorably by a second quarter benefit of $19 million after minority interest or $0.08 per share primarily due to the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the second quarter of 2008, we recorded tax expense of $74 million on income before income taxes of $167 million.
     Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against our net deferred tax assets. However, in certain foreign locations it is reasonably possible that sufficient positive evidence required to release all or a portion of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $35 million.
     Minority shareholders net (loss) income was $(32) million in the second quarter of 2009, a decrease of $50 million compared to $18 million in the second quarter of 2008. The decrease primarily relates to decreased earnings in our joint venture in Europe.
Rationalization Activity
During the second quarter of 2009, $136 million ($104 million after-tax and minority or $0.43 per share) of net charges were recorded compared to net charges of $87 million ($83 million after-tax and minority or $0.34 per share) in the second quarter of 2008. New charges of $141 million represent $132 million for plans initiated in 2009 and $9 million for plans initiated in 2008 and prior years. North American Tire initiated manufacturing headcount reductions at several facilities, including Union City, Tennessee, to meet lower production demand. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio and throughout EMEA. We also initiated the discontinuation of consumer tire production at one of our facilities in Amiens, France. Finally, Latin American Tire initiated manufacturing headcount reductions at each of its two facilities in Brazil.
     Upon completion of the 2009 plans, we estimate that annual operating costs will be reduced by approximately $240 million ($205 million CGS and $35 million SAG). The savings realized in the second quarter of 2009 totaled approximately $24 million ($10 million CGS and $14 million SAG).
Six Months Ended June 30, 2009 and 2008
Net sales in the first six months of 2009 were $7,479 million, decreasing $2,702 million or 26.5% from $10,181 million in the first six months of 2008. Goodyear net loss was $554 million, or $2.30 per share, in the first six months of 2009, compared to Goodyear net income of $222 million, or $0.91 per share, in the first six months of 2008.
     Net sales in the first six months of 2009 were unfavorably impacted by decreased tire volume of $1,441 million, primarily in North American Tire and EMEA, foreign currency translation of $852 million, primarily in EMEA, and a decrease in other tire-related businesses’ sales of $549 million, primarily in North American Tire’s third party sales of chemical products. These were partially offset by improved price and product mix of $137 million, mainly in North American Tire.
     Worldwide tire unit sales in the first six months of 2009 were 78.4 million units, a decrease of 17.4 million units, or 18.1% compared to the 2008 period. Replacement tire volume decreased 6.8 million units, or 9.9%, due to recessionary economic conditions in many parts of the world. OE tire volume also decreased 10.6 million units, or 38.0%, primarily in the consumer markets of North American Tire and EMEA due to recessionary economic conditions resulting in lower demand for new vehicles.
     CGS in the first six months of 2009 was $6,572 million, a decrease of $1,585 million, or 19.4%, compared to $8,157 million in the first six months of 2008. CGS in the first six months of 2009 decreased due to lower tire volume of $1,173 million, primarily in North American Tire and EMEA, foreign currency translation of $736 million, primarily in EMEA, lower costs in other tire-related businesses of $446 million, primarily in North American Tire’s cost of chemical products, and product mix-related manufacturing cost decreases of $152 million. CGS also benefited from savings from rationalization plans of approximately $27 million. Partially offsetting these decreases were increased conversion costs of $484 million and higher raw material costs of $450 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $405 million due to lower production volume. The first six months of 2009 included asset write-offs and accelerated depreciation of $22 million ($22 million after-tax and minority or $0.09 per share), compared to $4 million ($4 million after-tax and minority or $0.02 per share) in the 2008 period. CGS in 2008 also included a gain of $12 million ($8 million after-tax and minority or $0.03 per share) related to the favorable settlement of an excise tax case in Latin American Tire. CGS as a percentage of sales increased to 87.9% in the first six months of 2009, compared to 80.1% in the 2008 period.
     SAG was $1,147 million in the first six months of 2009, compared to $1,370 million in 2008, a decrease of $223 million or 16.3%. The decrease in SAG primarily was driven by favorable foreign currency translation of $127 million, lower advertising expenses of $42 million, savings from rationalization plans of $19 million, and reductions in discretionary spending of approximately $20 million. SAG as a percentage of sales increased to 15.3% in the first six months of 2009, compared to 13.5% in the 2008 period.
     Interest expense was $143 million in the first six months of 2009, a decrease of $22 million compared to $165 million in the first six months of 2008. The decrease related primarily to lower weighted average interest rates in the first six months of 2009 compared to the first six months of 2008 partially offset by higher average debt levels.
     Other (Income) and Expense was $62 million of expense in the first six months of 2009, compared to $28 million of income in the first six months of 2008. Net losses on asset sales were $40 million ($39 million after-tax and minority or $0.16 per share) in the first six months of 2009, compared to net gains on asset sales of $37 million ($34 million after-tax and minority or $0.14 per share) in the first six months of 2008, primarily related to the sale of certain properties in Akron, Ohio in 2009 and in Germany, Morocco, Argentina and New Zealand in 2008. Interest income decreased by $40 million primarily due to lower average cash balances and interest rates in 2009 compared to the prior year. Financing fees decreased by $41 million due primarily to $43 million ($43 million after-tax and minority or $0.18 per share) of charges in 2008 related to the redemption of $650 million of senior secured notes due 2011, of which $33 million related to cash premiums paid on the redemption and $10 million related to the write-off of deferred financing fees and unamortized discount.
     During the first six months of 2009, we recorded net foreign currency exchange losses of $7 million primarily as a result of the effects of changing exchange rates for various currencies against the euro and U.S. dollar. Net foreign currency exchange losses were partially offset by the strengthening Brazilian real and euro against the U.S. dollar. During the first six months of 2008, we incurred $2 million of net foreign currency exchange losses primarily as a result of the strengthening Mexican peso and Brazilian real, both against the U.S. dollar, partially offset by the weakening of the Turkish lira against both the U.S. dollar and euro.
     For the first six months of 2009 we recorded a tax benefit of $35 million on a loss before income taxes of $636 million. The income tax benefit was impacted favorably by a second quarter benefit of $18 million ($19 million after minority interest or $0.08 per share) related primarily to the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada and by $10 million ($9 million after minority interest or $0.04 per share) during the first quarter primarily due to an enacted tax law change. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets. For the first six months of 2008, we recorded tax expense of $151 million on income before income taxes of $417 million.
     Minority shareholders net (loss) income was $(47) million in the first six months of 2009, a decrease of $91 million compared to $44 million in the first six months of 2008. The decrease primarily relates to decreased earnings in our joint venture in Europe.
Rationalization Activity
During the first six months of 2009, $191 million ($150 million after-tax and minority or $0.62 per share) of net charges were recorded compared to net charges of $100 million ($95 million after-tax and minority or $0.39 per share) in the first six months of 2008. New charges of $198 million represent $176 million for plans initiated in 2009 and $22 million for plans initiated in 2008 and prior years. The 2009 plans were related to actions throughout the Company. North American Tire initiated manufacturing headcount reductions at several facilities, including Union City, Tennessee, Danville, Virginia and Topeka, Kansas, to meet lower production demand. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio, North American Tire and throughout EMEA. We also initiated the discontinuation of consumer tire production at one of our facilities in Amiens, France. Finally, Latin American Tire initiated manufacturing headcount reductions at each of its two facilities in Brazil.
     The savings realized in the first six months of 2009 totaled approximately $46 million ($27 million CGS and $19 million SAG).
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
     Total segment operating income was $24 million in the second quarter of 2009, decreasing from $330 million in the second quarter of 2008. Total segment operating margin (total segment operating income divided by segment sales) in the second quarter of 2009 was 0.6%, compared to 6.3% in the second quarter of 2008.
     Total segment operating loss was $152 million in the first six months of 2009, compared to income of $697 million in the first six months of 2008. Total segment operating margin in the first six months of 2009 was (2.0)%, compared to 6.8% in the first six months of 2008.
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
North American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2009	2008	Change	Change	2009	2008	Change	Change
Tire Units	14.8	18.3	(3.5)	(19.4)%	28.7	36.1	(7.4)	(20.7)%
Net Sales	$1,687	$2,130	$(443)	(20.8)%	$3,231	$4,127	$(896)	(21.7)%
Operating (Loss) Income	(91)	24	(115)		(280)	56	(336)
Operating Margin	(5.4)%	1.1%			(8.7)%	1.4%
Three Months Ended June 30, 2009 and 2008
North American Tire unit sales in the second quarter of 2009 decreased 3.5 million units or 19.4% from the 2008 period. The decrease was due to a decline in replacement tire volume of 0.5 million units or 3.3% in consumer and 13.0% in commercial, due to continuing recessionary economic conditions, and a decline in OE tire volume of 3.1 million units or 55.2%, primarily in our consumer business due to reduced vehicle production.
     Net sales decreased $443 million or 20.8% in the second quarter of 2009 from the 2008 period due primarily to decreased tire volume of $268 million, lower sales in other tire-related businesses of $226 million, primarily due to a reduction in the volume and price of third party sales of chemical products, and unfavorable foreign currency translation of $14 million. These decreases were partially offset by favorable price and product mix of $66 million.

     Operating loss for the second quarter of 2009 was $91 million compared to operating income of $24 million for the second quarter of 2008. Operating results were unfavorably impacted by higher conversion costs of $102 million, lower tire volume of $32 million, and lower operating income from chemical and other tire-related businesses of $24 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $95 million due to lower production volume, which excludes increased pension expenses, savings from reduced employee postretirement benefits from the implementation of the VEBA and lower average labor rates. Partially offsetting these negative factors were favorable price and product mix improvements of $38 million, which offset increased raw material costs of $35 million, and lower SAG expenses of $27 million, primarily due to savings from rationalization plans, lower distribution costs and lower discretionary spending. Conversion costs and SAG expenses included savings from rationalization plans of $7 million.
     Operating income for the second quarter of 2009 excluded rationalization charges of $61 million at several facilities, including Union City, Tennessee, and $9 million of accelerated depreciation primarily related to the discontinuation of a line of tires at one of our manufacturing facilities. Operating income in the second quarter of 2008 excluded rationalization charges of $2 million and gains on asset sales of $1 million.
Six Months Ended June 30, 2009 and 2008
North American Tire unit sales in the first six months of 2009 decreased 7.4 million units or 20.7% from the 2008 period. The decrease was due to a decline in replacement tire volume of 1.7 million units or 6.0% in consumer and 19.9% in commercial, due to continuing recessionary economic conditions, and a decline in OE tire volume of 5.8 million units or 52.3%, primarily in our consumer business due to reduced vehicle production.
     Net sales decreased $896 million or 21.7% in the first six months of 2009 from the 2008 period primarily due to decreased tire volume of $558 million, lower sales in other tire-related businesses of $433 million, primarily due to a reduction in the volume and price of third party sales of chemical products, and unfavorable foreign currency translation of $34 million. These decreases were partially offset by favorable price and product mix of $129 million.
     Operating loss for the first six months of 2009 was $280 million compared to operating income of $56 million for the first six months of 2008. Operating results were unfavorably impacted by higher conversion costs of $189 million, increased raw material costs of $171 million, which were partially offset by favorable price and product mix improvements of $98 million, lower tire volume of $69 million and lower operating income from chemical and other tire-related businesses of $59 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $216 million due to lower production volume, which excludes increased pension expenses, savings from reduced employee postretirement benefits from the implementation of the VEBA and lower average labor rates. Partially offsetting these negative factors were lower SAG expenses of $35 million, primarily due to savings from rationalization plans, lower distribution costs and lower discretionary spending. Conversion costs and SAG expenses included savings from rationalization plans of approximately $22 million.
     Operating income for the first six months of 2009 excluded rationalization charges of $89 million at several facilities, including Union City, Tennessee, Danville, Virginia and Topeka, Kansas. Also excluded were $11 million of accelerated depreciation primarily related to the discontinuation of a line of tires at one of our manufacturing facilities. Operating income for the first six months of 2008 excluded rationalization charges of $11 million and gains on asset sales of $1 million.
Europe, Middle East and Africa Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2009	2008	Change	Change	2009	2008	Change	Change
Tire Units	15.8	18.8	(3.0)	(16.4)%	32.0	38.8	(6.8)	(17.6)%
Net Sales	$1,393	$2,024	$(631)	(31.2)%	$2,661	$3,974	$(1,313)	(33.0)%
Operating (Loss) Income	(15)	151	(166)		(65)	323	(388)
Operating Margin	(1.1)%	7.5%			(2.4)%	8.1%

Three Months Ended June 30, 2009 and 2008
Europe, Middle East and Africa Tire unit sales in the second quarter of 2009 decreased 3.0 million units or 16.4% from the comparable period in 2008. Replacement tire volume decreased 1.4 million units or 10.4%, mainly in consumer as a result of recessionary economic conditions, while OE tire volume decreased 1.6 million units or 32.9% in our consumer and commercial businesses due to reduced vehicle production.
     Net sales in the second quarter of 2009 decreased $631 million or 31.2% compared to the second quarter of 2008. Unfavorably impacting the 2009 period was lower tire volume of $290 million, foreign currency translation of $222 million, unfavorable price and product mix of $66 million, primarily as a result of the significant decline in commercial tire volume that has a higher per unit revenue than consumer tires, and decreased sales in other tire-related businesses of $50 million.
     Operating loss for the second quarter of 2009 was $15 million compared to operating income of $151 million for the second quarter of 2008. Operating results were unfavorably impacted by higher conversion costs of $124 million, increased raw material costs of $69 million which were partially offset by favorable price and product mix of $35 million and lower tire volume of $61 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $82 million due to reduced production volume. These were offset in part by lower SAG expenses of $46 million, primarily due to lower advertising, savings from rationalization plans and lower discretionary spending. Conversion costs and SAG expenses included savings from rationalization plans of $9 million.
     Operating income in the second quarter of 2009 excluded net rationalization charges of $66 million, net losses on asset sales of $4 million and $1 million of accelerated depreciation. Operating income in the second quarter of 2008 excluded rationalization charges of $12 million and net gains on asset sales of $3 million.
Six Months Ended June 30, 2009 and 2008
Europe, Middle East and Africa Tire unit sales in the first six months of 2009 decreased 6.8 million units or 17.6% from the comparable period in 2008. Replacement tire volume decreased 2.7 million units or 9.5%, mainly in consumer as a result of recessionary economic conditions, while OE tire volume decreased 4.1 million units or 40.0% in our consumer and commercial businesses due to reduced vehicle production.
     Net sales in the first six months of 2009 decreased $1,313 million or 33.0% compared to the first six months of 2008. Unfavorably impacting the 2009 period was lower tire volume of $615 million, foreign currency translation of $515 million, unfavorable price and product mix of $96 million, primarily as a result of the significant decline in commercial tire volume that has a higher per unit revenue than consumer tires, and decreased sales in the other tire-related businesses of $87 million.
     Operating loss for the first six months of 2009 was $65 million compared to operating income of $323 million for the first six months of 2008. Operating results were unfavorably impacted by higher conversion costs of $201 million, increased raw material costs of $180 million which were partially offset by favorable price and product mix of $58 million, lower tire volume of $128 million and decreased operating income in other tire-related businesses of $19 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $137 million due to reduced production volume. These were offset in part by lower SAG expenses of $56 million, primarily due to lower advertising, savings from rationalization plans and lower discretionary spending, as well as favorable foreign currency translation of $8 million. Conversion costs and SAG expenses included savings from rationalization plans of $14 million.
     Operating income in the first six months of 2009 excluded net rationalization charges of $80 million, net losses on asset sales of $3 million and $1 million of accelerated depreciation. Operating income in the first six months of 2008 excluded rationalization charges of $17 million and net gains on asset sales of $21 million.

Latin American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2009	2008	Change	Change	2009	2008	Change	Change
Tire Units	4.6	5.4	(0.8)	(14.0)%	8.8	10.6	(1.8)	(16.6)%
Net Sales	$437	$572	$(135)	(23.6)%	$820	$1,102	$(282)	(25.6)%
Operating Income	73	103	(30)	(29.1)%	121	217	(96)	(44.2)%
Operating Margin	16.7%	18.0%			14.8%	19.7%
Three Months Ended June 30, 2009 and 2008
Latin American Tire unit sales in the second quarter of 2009 decreased 0.8 million units or 14.0% from the comparable period in 2008. Replacement tire volume decreased 0.7 million units or 16.7%, mainly in consumer as a result of recessionary economic conditions, while OE tire volume decreased 0.1 million units or 8.1%, primarily in our commercial and consumer businesses due to reduced vehicle production.
     Net sales in the second quarter of 2009 decreased $135 million or 23.6% from the same period in 2008. Net sales decreased in 2009 due to lower tire volume of $77 million, unfavorable foreign currency translation, mainly in Brazil, of $72 million, and decreased sales in other tire-related businesses of $7 million. These decreases were partially offset by favorable price and product mix of $19 million.
     Operating income in the second quarter of 2009 decreased $30 million, or 29.1%, from the same period in 2008. Operating income in 2009 decreased due to lower tire volume of $29 million and higher conversion costs of $20 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $24 million due to reduced production volume. These decreases were partially offset by favorable price and product mix of $36 million, which more than offset increased raw material costs of $13 million. Conversion costs included savings from rationalization plans of $4 million.
     Operating income in the second quarter of 2009 excluded net rationalization charges of $7 million and net gains on asset sales of $1 million. Operating income excluded rationalization charges of $1 million in the second quarter of 2008.
Six Months Ended June 30, 2009 and 2008
Latin American Tire unit sales in the first six months of 2009 decreased 1.8 million units or 16.6% from the comparable period in 2008. Replacement tire volume decreased 1.4 million units or 18.5%, mainly in consumer as a result of recessionary economic conditions, while OE tire volume decreased 0.4 million units or 12.1%, primarily in our consumer business due to reduced vehicle production.
     Net sales in the first six months of 2009 decreased $282 million or 25.6% from the same period in 2008. Net sales decreased in 2009 due to lower tire volume of $165 million, unfavorable foreign currency translation, mainly in Brazil, of $157 million, and decreased sales in other tire-related businesses of $18 million. These decreases were partially offset by favorable price and product mix of $55 million.
     Operating income in the first six months of 2009 decreased $96 million, or 44.2%, from the same period in 2008. Operating income in 2009 decreased due to lower tire volume of $51 million and higher conversion costs of $38 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $40 million due to reduced production volume. These decreases were partially offset by favorable price and product mix of $94 million, which more than offset increased raw material costs of $76 million. Conversion costs included savings from rationalization plans of $6 million. Operating income in 2008 also included a gain of $12 million related to the favorable settlement of an excise tax case.
     Operating income in the first six months of 2009 excluded net rationalization charges of $14 million and net gains on asset sales of $1 million. Operating income in the first six months of 2008 excluded gains on asset sales of $5 million.

Asia Pacific Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2009	2008	Change	Change	2009	2008	Change	Change
Tire Units	4.8	5.4	(0.6)	(9.1)%	8.9	10.3	(1.4)	(12.9)%
Net Sales	$426	$513	$(87)	(17.0)%	$767	$978	$(211)	(21.6)%
Operating Income	57	52	5	9.6%	72	101	(29)	(28.7)%
Operating Margin	13.4%	10.1%			9.4%	10.3%
Three Months Ended June 30, 2009 and 2008
Asia Pacific Tire unit sales in the second quarter of 2009 decreased 0.6 million units or 9.1% from the comparable period in 2008. Replacement tire volume decreased 0.3 million units or 10.8%, mainly in consumer resulting from recessionary economic conditions, while OE tire volume decreased 0.2 million units or 6.1%, primarily in our consumer business due to reduced vehicle production.
     Net sales in the second quarter of 2009 decreased $87 million or 17.0% compared to the same period in 2008 primarily due to unfavorable foreign currency translation of $61 million and decreased tire volume of $38 million. These decreases were partially offset by favorable price and product mix of $19 million.
     Operating income in the second quarter of 2009 increased $5 million or 9.6% compared to the 2008 period primarily due to favorable price and product mix of $18 million, which more than offset increased raw material costs of $2 million, and lower SAG expenses of $6 million. Negatively impacting operating income were lower tire volume of $7 million, increased conversion costs of $8 million and unfavorable foreign currency translation of $4 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $5 million due to reduced production volume.
     Operating income in the second quarter of 2009 excluded net rationalization charges of $2 million, net gains on asset sales of $5 million and $2 million of asset write-offs related to the closure of our Somerton, Australia manufacturing facility in 2009. Operating income in the second quarter of 2008 excluded rationalization charges of $72 million related to the Somerton, Australia plant closure and $4 million of accelerated depreciation charges.
Six Months Ended June 30, 2009 and 2008
Asia Pacific Tire unit sales in the first six months of 2009 decreased 1.4 million units or 12.9% from the comparable period in 2008. Replacement tire volume decreased 0.9 million units or 13.9%, mainly in consumer resulting from recessionary economic conditions, while OE tire volume decreased 0.4 million units or 11.0%, primarily in our consumer business due to reduced vehicle production.
     Net sales in the first six months of 2009 decreased $211 million or 21.6% compared to the same period in 2008 primarily due to unfavorable foreign currency translation of $146 million, decreased tire volume of $103 million and decreased sales in other tire-related businesses of $11 million. These decreases were partially offset by favorable price and product mix of $49 million.
     Operating income in the first six months of 2009 decreased $29 million or 28.7% compared to the 2008 period primarily due to lower tire volume of $20 million, increased conversion costs of $13 million, unfavorable foreign currency translation of $5 million and decreased operating income in other tire-related businesses of $11 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of approximately $12 million due to reduced production volume. Favorably impacting operating income were price and product mix of $39 million, which more than offset increased raw material costs of $23 million, and lower SAG expenses of $7 million.
     Operating income in the first six months of 2009 excluded net rationalization charges of $6 million, net gains on asset sales of $5 million and $10 million of asset write-offs related to the closure of our Somerton, Australia manufacturing facility in 2009. Operating income in the first six months of 2008 excluded rationalization charges of $72 million related to the Somerton, Australia plant closure and $4 million of accelerated depreciation charges. Also, operating income in the first six months of 2008 excluded gains on asset sales of $10 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
     We continued to experience difficult industry conditions during the second quarter of 2009 due to the global economic slowdown. These industry conditions were characterized by weakness in the demand for replacement tires, particularly in the commercial markets, lower motor vehicle sales and production and recessionary economic conditions in many parts of the world. Our second quarter 2009 results continued to be impacted unfavorably by these industry conditions, resulting in lower sales that prompted us to reduce our global production. As a result of our production cuts, we incurred significant under-absorbed fixed overhead costs in the second quarter.
     Considering the current state of the global economy, we expect demand to remain weak in the third quarter similar to the environment experienced during the second quarter, but cannot provide a meaningful industry outlook for the rest of 2009. We have, however, prepared cash flow forecasts for internal use in assessing the adequacy of our liquidity in 2009. These forecasts considered several factors, including projected sales and production volume, estimated selling prices and mix of products sold, cost of raw materials, labor and other overheads, selling, administrative and general expenses, foreign currency exchange rates, changes in working capital, our plan for capital expenditures, and anticipated funding for pensions.
     In response to the current recessionary economic conditions, we are pursuing several strategic initiatives intended to strengthen our revenue, cost structure and cash flow. These strategic initiatives include:
•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally, including several branded mid-tier product offerings. In the first six months of 2009, we introduced 42 new products, such as the Assurance FuelMax in North America and the EfficientGrip tire with Fuel Saving Technology in Europe;

•	achieving our four-point cost savings plan target of $2.5 billion, by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs. We have achieved approximately $200 million of cost savings in the second quarter of 2009 and total savings over the life of the plan of over $2.1 billion. In association with this plan, we had personnel reductions of approximately 5,500 people in the first six months of 2009, achieving the target we announced in February 2009;

•	reducing manufacturing capacity by 15 million to 25 million units over the next two years. We have announced planned manufacturing capacity reductions of approximately 8 million units (including the discontinuation of consumer tire production at one of our facilities in Amiens, France and the announced closing of our Las Pinas, Philippines plant);

•	reducing inventory levels by over $500 million by the end of 2009 compared with 2008. We have achieved this goal and reduced inventories by $683 million from December 31, 2008 to June 30, 2009;

•	adjusting planned capital expenditures to between $700 million and $800 million in 2009 from $1,049 million in 2008. Our capital expenditures plan is on target through the second quarter of 2009; and

•	pursuing additional non-core asset sales, including our decision to pursue offers for our European and Latin American farm tire business.
At June 30, 2009, we had $2,366 million in cash and cash equivalents compared to $1,894 million at December 31, 2008. Cash and cash equivalents increased when compared to December 31, 2008 primarily due to the net proceeds from the issuance of our 10.5% senior notes due 2016 partially offset by repayments under our European revolving credit facilities.
     Our liquidity position was also bolstered by our strong working capital management that resulted in improved cash flows for working capital of $968 million in the first six months of 2009 compared with the first six months of 2008. We had positive cash flow from operating activities of $7 million for the first six months of 2009 compared to a net use of cash of $215 million for the first six months of 2008 primarily as a result of these efforts.
     At June 30, 2009 and December 31, 2008, we had $1,724 million and $1,671 million, respectively, of unused availability under our various credit agreements.
     The table below provides unused availability by our significant credit facilities:

	June 30,	December 31,
(In millions)	2009	2008
$1.5 billion first lien revolving credit facility due 2013	$202	$303
€505 million revolving credit facilities due 2012	693	508
China financing agreements	530	535
Other domestic and international debt	69	109
Notes payable and overdrafts	230	216

	$1,724	$1,671

Our financing agreements in China provide for availability of up to 3.6 billion renminbi (approximately $530 million at June 30, 2009 and $535 million at December 31, 2008) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. These financing arrangements along with government grants should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were no borrowings outstanding under these financing agreements at June 30, 2009 or December 31, 2008.
     In 2009, we expect our operating needs to include global pension contributions of approximately $325 million to $375 million, our investing needs to include capital expenditures of approximately $700 million to $800 million, and our financing needs to include our $500 million of floating rate notes maturing in December 2009. We also expect interest expense to range between $330 million and $350 million. The strategic initiatives described above are intended to permit us to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations. We intend to use the net proceeds from our $1.0 billion 10.5% senior notes due 2016, together with our current cash and cash equivalents and unused availability under our senior secured credit facilities, for general corporate purposes, which will include the repayment on or prior to maturity of the floating rate notes maturing in December 2009. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions.
     In addition, beginning in September 2009, SRI has certain minority exit rights that, if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in our global alliance with them following the determination of the fair value of SRI’s interest. Any such payment would likely occur after December 31, 2009 due to the process for determining fair value described in the global alliance agreements. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see Item 1. Business. Description of Goodyear’s Business – Global Alliance, in our 2008 Form 10-K. As of the date of this filing, SRI has not provided us notice of any accrued exit rights that would become exercisable in September 2009.
     Our ability to service debt and operational requirements depends in part on the results of operations of our subsidiaries and upon the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as Venezuela, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to various restrictions, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. At June 30, 2009, our Venezuelan subsidiary had total cash denominated in Venezuelan bolivar fuertes of $293 million (calculated at the official exchange rate), third-party U.S. dollar-denominated accounts payable of $18 million and U.S. dollar-denominated inter-company accounts payable of $95 million. For a discussion of the risks related to our international operations, including Venezuela, see Part II, Item 1A. Risk Factors in this Form 10-Q. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt.

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
Operating Activities
Net cash provided by operating activities in the first six months of 2009 was $7 million, compared to net cash used of $215 million in the first six months of 2008. The 2009 period was favorably impacted by improved cash flows for working capital of $968 million compared to the 2008 period which more than offsets the change in our operating loss.
Investing Activities
Net cash used in investing activities was $303 million during the first six months of 2009, compared to $472 million in the first six months of 2008, primarily due to a reduction in our capital expenditures to $372 million in the first six months of 2009, compared to $476 million in the 2008 period.
     During 2009, we received additional redemptions of $40 million with respect to our remaining investment in The Reserve Primary Fund, bringing our investment at June 30, 2009 to $31 million, net of a $5 million valuation allowance.
Financing Activities
Net cash provided by financing activities was $755 million in the first six months of 2009 compared to net cash used of $745 million in the first six months of 2008. Financing activities in 2009 included net proceeds of $937 million from the issuance of our 10.5% senior notes due 2016 and $900 million of borrowings and $1,039 million of payments under our U.S. and European revolving credit facilities. Financing activities in 2008 included the repayment of our $650 million senior secured notes due 2011 and our $100 million 6 3/8% notes due 2008.
Credit Sources
In aggregate, we had total credit arrangements of $8,055 million available at June 30, 2009, of which $1,724 million were unused, compared to $7,127 million available at December 31, 2008, of which $1,671 million were unused. At June 30, 2009, we had long term credit arrangements totaling $7,550 million, of which $1,494 million were unused, compared to $6,646 million and $1,455 million, respectively, at December 31, 2008. At June 30, 2009, we had short term committed and uncommitted credit arrangements totaling $505 million, of which $230 million were unused, compared to $481 million and $216 million, respectively, at December 31, 2008. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At June 30, 2009, we had $2,842 million of outstanding notes as compared to $1,882 million at December 31, 2008. The increase in outstanding notes is due to our $1.0 billion senior notes offering completed in May 2009.
     For additional information on our outstanding notes, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2008 Form 10-K.
$1.0 Billion Senior Notes due 2016
On May 11, 2009, we issued $1.0 billion aggregate principal amount of 10.5% senior notes due 2016. The senior notes were sold at 95.846% of the principal amount and will mature on May 15, 2016. The senior notes are our unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities.
     The terms of the indenture for the senior notes, among other things, limits our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if the senior notes are assigned an investment grade rating by Moody’s and Standard & Poor’s (“S&P”) and no default has occurred or is continuing, certain covenants will be suspended.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2009, our borrowing base under this facility was $12 million below the stated amount of $1.5 billion.
     At June 30, 2009, we had $800 million outstanding and $486 million of letters of credit issued under the revolving credit facility. At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At June 30, 2009 and December 31, 2008, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”), and a €350 million European revolving credit facility, which is available to the same German borrowers and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of June 30, 2009 and December 31, 2008, there were no borrowings under the German revolving credit facility. Under the European revolving credit facility, there were no borrowings as of June 30, 2009 and there were $182 million (€130 million) of borrowings (including $84 million (€60 million) of borrowings by the non-German borrowers) as of December 31, 2008. Letters of credit issued under the European revolving credit facility totaled $16 million (€11 million) as of June 30, 2009 and December 31, 2008.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. As of June 30, 2009 and December 31, 2008, the amount available and fully utilized under this program totaled $435 million (€310 million) and $483 million (€346 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long-term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $62 million and $61 million at June 30, 2009 and December 31, 2008, respectively.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2009 and 2008. The receivable financing programs of these subsidiaries did not utilize a special purpose entity. At June 30, 2009 and December 31, 2008, the gross amount of receivables sold was $136 million and $116 million, respectively.
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
     We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:
•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent and Guarantor Subsidiaries Cash (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of June 30, 2009, our availability under these facilities of $202 million, plus our Available Cash of $1,198 million, totaled $1,400 million, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.
In addition, our €505 million senior secured European and German revolving credit facilities contain non-financial covenants similar to the non-financial covenants in our first lien revolving and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness (which is determined net of cash and cash equivalents in excess of $100 million) to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. As of June 30, 2009, we were in compliance with this financial covenant.
     There are no known future changes or new covenants to any of our existing debt obligations. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
     As of June 30, 2009, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities.
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

     The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three and six month periods ended June 30, 2009 and 2008. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Goodyear Net (Loss) Income	$(221)	$75	$(554)	$222
Interest Expense	79	76	143	165
United States and Foreign Taxes	(18)	74	(35)	151
Depreciation and Amortization Expense	160	163	312	318

EBITDA	—	388	(134)	856

Credit Facilities Adjustments:
Other Adjustments to Net (Loss) Income (1)	48	—	48	—
Minority Interest in Net Income of Subsidiaries	(32)	18	(47)	44
Other Non-Cash Items	(12)	(6)	20	12
Capitalized Interest and Other Interest Related Expense	8	7	21	14
Rationalization Charges	4	81	8	94

Covenant EBITDA	$16	$488	$(84)	$1,020

(1)	Includes the sale of certain properties in Akron, Ohio.
Credit Ratings
Our credit ratings as of the date of this report are presented below:

	S&P	Moody’s
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013	BB+	Baa3
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014	BB	Ba1
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012	BB+	Baa3
Floating Rate Senior Unsecured Notes due 2009 and 8.625% Senior Unsecured Notes due 2011	B+	B1
9% Senior Unsecured Notes due 2015	B+	B1
10.5% Senior Unsecured Notes due 2016	B+	B1
All other Senior Unsecured Debt	B+	B2
Corporate Rating (implied)	BB-	Ba3
Outlook	Negative	Negative
Although we do not request ratings from Fitch, the rating agency rates our secured debt facilities BB+ and our unsecured debt B.
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
Recently Issued Accounting Standards
In May 2009 the FASB issued a new standard pertaining to subsequent events that defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements. This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. We have reflected the recognition and disclosure requirements of this standard in this Form 10-Q.
     In June 2009 the FASB issued a new standard pertaining to the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of adopting this standard on our consolidated financial statements.
     In June 2009 the FASB issued a new standard pertaining to accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of adopting this standard on our consolidated financial statements.
COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
Significant updates to our contractual obligations and commitments to make future payments are provided below. Additional information regarding our contractual obligations and commitments can be found under the heading “Commitments and Contingent Liabilities” in our 2008 Form 10-K, as retrospectively adjusted by our Form 8-K filed on May 5, 2009. Items not included below can be found in the Contractual Obligations Table in the 2008 Form 10-K.

	Payment Due by Period as of December 31, 2008
							After
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
Debt Obligations (1)	$5,902	$842	$32	$975	$225	$733	$3,095
Capital Lease Obligations (2)	22	4	3	4	2	9	—
Interest Payments (3)	1,938	325	328	306	240	219	520
Operating Leases (4)	1,500	308	279	226	178	150	359

(1)	Debt obligations include Notes payable and overdrafts and reflect the maturities as of December 31, 2008 updated to include our $1.0 billion senior notes that mature in 2016.

(2)	Capital lease obligations have been updated to reflect the lower obligations resulting from the assignment of a lease in conjunction with the sale of certain properties in Akron, Ohio. The minimum lease payments for capital lease obligations is $29 million.

(3)	These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2008 plus the specified margin in the associated debt agreements for each period presented. These amounts were updated to include the interest payments on our $1.0 billion senior notes that mature in 2016.

(4)	Operating lease obligations have been updated to reflect the higher obligations resulting from the leasing of certain facilities in conjunction with the sale of certain properties in Akron, Ohio. Operating lease obligations have not been reduced by minimum sublease rentals of $44 million, $35 million, $26 million, $19 million, $12 million, and $13 million in each of the periods above, respectively, for a total of $149 million. Payments, net of minimum sublease rentals, total $1,351 million. The present value of the net operating lease payments is $947 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on our consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At June 30, 2009, 57% of our debt was at variable interest rates averaging 2.97% compared to 68% at an average rate of 3.83% at December 31, 2008. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances.
     We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There was one such interest rate contract outstanding at June 30, 2009. In October 2008, we entered into a basis swap with a counterparty under which we pay six-month LIBOR and receive one-month LIBOR plus a premium. This swap applies to $1.2 billion of notional principal and matures in October 2009. In the first six months of 2009, the weighted average interest rates paid and received were 2.80% and 0.89%, respectively. Fair value gains and losses on this basis swap are recorded in Other (Income) and Expense. The fair value of the contract was $3 million and $10 million at June 30, 2009 and December 31, 2008, respectively, and was included in Other Current Liabilities.
     The following table presents fixed rate debt information at June 30:

(In millions)
Fixed Rate Debt	2009	2008
Carrying amount – liability	$2,407	$1,491
Fair value – liability	2,392	1,487
Pro forma fair value – liability	2,453	1,540
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2009 and 2008, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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

     The following table presents foreign currency derivative information at June 30:

(In millions)	2009	2008
Fair value — asset (liability)	$(15)	$(1)
Pro forma change in fair value	(145)	(121)
Contract maturities	7/09-10/19	7/08-10/19
We were not a party to any foreign currency option contracts at June 30, 2009 or 2008.
     The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at June 30 as follows:

(In millions)	2009	2008
Accounts Receivable	$14	$7
Other assets	—	8
Other current liabilities	27	16
Other long term liabilities	2	—

ITEM 4.	CONTROLS AND PROCEDURES.
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2009, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 98,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2009, approximately 400 new claims were filed against us and approximately 2,200 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2009 was $5 million and $10 million, respectively. At June 30, 2009, there were approximately 96,600 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 9, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
     Reference is made to Item 3 of Part I of our 2008 Form 10-K for additional discussion of legal proceedings.

ITEM 1A.	RISK FACTORS
Our 2008 Form 10-K includes a detailed discussion of our risk factors. The information presented below amends and updates our risk factors and should be read in conjunction with those prior disclosures.
     Due to developments in connection with the negotiation of a new master collective bargaining agreement with the USW, the risk factor set forth below has been amended and restated.
If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, financial position, results of operations and liquidity could be materially adversely affected.
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. In particular, our master collective bargaining agreement with the USW covers approximately 10,300 employees in the United States and will expire on August 15, 2009, following an extension of the original July 18, 2009 expiration date. We are currently in the process of negotiating a new agreement with the USW. Approximately 21,000 of our employees outside of the United States are covered by union contracts expiring in 2009 primarily in Germany, France, Luxembourg and Brazil. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, financial position, results of operations and liquidity.
     Due to the tightening of government economic controls in Venezuela, the risk factor set forth below has been amended and restated.
Our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity.
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
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. For example, since 2003, Venezuela has imposed currency exchange controls that fix the exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and restrict the ability to exchange bolivar fuertes for dollars. These restrictions, which were tightened in early 2009, may delay or limit our ability to pay third-party and affiliated suppliers and to otherwise repatriate funds from Venezuela, which could materially adversely affect our financial condition and liquidity. In addition, if we are unable to pay these suppliers in a timely manner, they may cease supplying us. Venezuela has also imposed restrictions on the importation of certain raw materials. If these suppliers cease supplying us or we are unable to import necessary raw materials, we may need to reduce or halt production in Venezuela, which could materially adversely affect our results of operations.
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
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2009. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid Per	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Share	Programs	the Plans or Programs
4/1/09-4/30/09	—	$—	—	—
5/1/09-5/31/09	105,279	$11.47	—	—
6/1/09-6/30/09	63,788	$13.28	—	—

Total	169,067	$12.16	—	—

ITEM 6.	EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: July 30, 2009	By	/s/ Thomas A. Connell

Thomas A. Connell, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Indenture, dated as of May 11, 2009, among The Goodyear Tire & Rubber Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 11, 2009, File No. 1-1927).

10	Material Contracts

(a)	Letter Amendment dated April 29, 2009 to the Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005, August 26, 2005 and July 23, 2008, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH.	10.1

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

23	Consents

(a)	Consent of Bates White, LLC.	23.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1