Form 10-Q
period 2009-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2009-10-28
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at September 30, 2009:	242,153,987

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2009	2008	2009	2008

NET SALES	$4,385	$5,172	$11,864	$15,353

Cost of Goods Sold	3,523	4,316	10,095	12,473
Selling, Administrative and General Expense	617	627	1,764	1,997
Rationalizations (Note 2)	16	34	207	134
Interest Expense	85	73	228	238
Other (Income) and Expense (Note 3)	4	4	66	(24)

Income (Loss) before Income Taxes	140	118	(496)	535
United States and Foreign Taxes Expense	38	66	3	217

Net Income (Loss)	102	52	(499)	318
Less: Minority Shareholders Net Income (Loss)	30	21	(17)	65

Goodyear Net Income (Loss)	$72	$31	$(482)	$253

Goodyear Net Income (Loss) — Per Share

Basic	$0.30	$0.13	$(2.00)	$1.05

Weighted Average Shares Outstanding (Note 4)	242	241	241	241

Diluted	$0.30	$0.13	$(2.00)	$1.04

Weighted Average Shares Outstanding (Note 4)	245	243	241	243
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2009	2008
Assets:
Current Assets:
Cash and Cash Equivalents	$2,590	$1,894
Accounts Receivable, less Allowance — $110 ($93 in 2008)	3,065	2,517
Inventories:
Raw Materials	441	714
Work in Process	148	119
Finished Products	1,954	2,759

	2,543	3,592

Prepaid Expenses and Other Current Assets	407	307

Total Current Assets	8,605	8,310
Goodwill	710	683
Intangible Assets	155	160
Deferred Income Tax	53	54
Other Assets	444	385
Property, Plant and Equipment
less Accumulated Depreciation — $8,560 ($8,310 in 2008)	5,710	5,634

Total Assets	$15,677	$15,226

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,042	$2,529
Compensation and Benefits	710	625
Other Current Liabilities	902	778
Notes Payable and Overdrafts (Note 6)	243	265
Long Term Debt and Capital Leases due within one year (Note 6)	647	582

Total Current Liabilities	4,544	4,779
Long Term Debt and Capital Leases (Note 6)	5,020	4,132
Compensation and Benefits	3,440	3,487
Deferred and Other Noncurrent Income Taxes	222	193
Other Long Term Liabilities	800	763

Total Liabilities	14,026	13,354

Commitments and Contingent Liabilities (Note 9)
Minority Shareholders’ Equity (Note 1)	624	619

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares — 242 (241 in 2008) after deducting 9 treasury shares (10 in 2008)	242	241
Capital Surplus	2,778	2,764
Retained Earnings	975	1,463
Accumulated Other Comprehensive Loss	(3,213)	(3,446)

Goodyear Shareholders’ Equity	782	1,022
Minority Shareholders’ Equity — Nonredeemable	245	231

Total Shareholders’ Equity	1,027	1,253

Total Liabilities and Shareholders’ Equity	$15,677	$15,226

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Net Income (Loss)	$102	$52	$(499)	$318

Other Comprehensive Income (Loss):
Foreign currency translation	154	(402)	202	(135)
Reclassification adjustment for amounts recognized in income	(17)	—	(17)	—

Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost	46	26	139	91
Less: Taxes	(21)	(4)	(38)	(7)

Decrease (increase) in net actuarial losses	21	69	(18)	66
Less: Taxes	(12)	(5)	(12)	(5)

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	4	52	8	53
Less: Taxes	—	—	(1)	—

Unrealized investment gain (loss)	5	4	3	(3)

Comprehensive Income (Loss)	282	(208)	(233)	378
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	70	(64)	16	54

Comprehensive Income (Loss) Attributable to Goodyear Shareholders	$212	$(144)	$(249)	$324

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income	$(499)	$318
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	471	494
Amortization and write-off of debt costs	14	23
Net rationalization charges (Note 2)	207	134
Net losses (gains) on asset sales (Note 3)	33	(41)
VEBA funding	—	(980)
Pension contributions and direct payments	(304)	(297)
Rationalization payments	(183)	(57)
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(419)	(687)
Inventories	1,160	(818)
Accounts payable — trade	(454)	338
Compensation and benefits	312	83
Other current liabilities	82	(14)
Other long term liabilities	10	47
Prepaid expenses and other current assets	1	(39)
Other assets and liabilities	(2)	95

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	429	(1,401)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(502)	(771)
Asset dispositions (Note 3)	40	42
Asset acquisitions	—	(46)
(Increase) decrease in restricted cash	(98)	13
Investment in The Reserve Primary Fund	—	(360)
Return of investment in The Reserve Primary Fund	40	—
Other transactions	3	—

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(517)	(1,122)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	87	72
Short term debt and overdrafts paid	(181)	(41)
Long term debt incurred	1,998	1,501
Long term debt paid	(1,142)	(813)
Debt issuance costs	(21)	(2)
Common stock issued	2	4
Dividends paid to minority shareholders	(3)	(53)
Other transactions	—	6

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	740	674

Effect of exchange rate changes on cash and cash equivalents	44	(8)

Net Change in Cash and Cash Equivalents	696	(1,857)

Cash and Cash Equivalents at Beginning of the Period	1,894	3,463

Cash and Cash Equivalents at End of the Period	$2,590	$1,606

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (“Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as retrospectively adjusted by our Current Report on Form 8-K filed on May 5, 2009 to reflect our adoption of standards related to accounting for convertible debt instruments and the presentation of noncontrolling interests in consolidated financial statements as discussed below (collectively, the “2008 Form 10-K”). We have evaluated the impact of subsequent events on these interim consolidated financial statements through the time of filing this Quarterly Report on Form 10-Q on October 28, 2009.
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
     We also have adopted the new standard pertaining to accounting and reporting for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary. The standard was effective January 1, 2009 and requires, among other things, that nonredeemable noncontrolling interests in subsidiaries be classified as shareholders’ equity. Prior period information presented in this Form 10-Q has been reclassified, where required.
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
     Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2009.
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
     In June 2009 the FASB issued a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of adopting this standard on our consolidated financial statements.
     In June 2009 the FASB issued a new standard pertaining to accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of adopting this standard on our consolidated financial statements.
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
We have implemented rationalization actions over the past several years in order to maintain our global competitiveness and more recently to respond to the global economic slowdown that began in 2008 by reducing manufacturing capacity and associate headcount.
     The net rationalization charges included in Income (Loss) before Income Taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
New charges	$23	$39	$221	$140
Reversals	(7)	(5)	(14)	(6)

	$16	$34	$207	$134

     The following table shows the reconciliation of our liability between periods:

	Associate-	Other Than
(In millions)	related Costs	Associate-related Costs	Total
Balance at December 31, 2008	$118	$18	$136
First half charges	187	11	198
Incurred	(154)	(10)	(164)
Reversed to the statement of operations	(7)	—	(7)

Balance at June 30, 2009	144	19	163
Third quarter charges	16	7	23
Incurred	(27)	(6)	(33)
Reversed to the statement of operations	(6)	(1)	(7)

Balance at September 30, 2009	$127	$19	$146

The rationalization actions taken in 2009 were initiated to reduce our cost structure as a result of lower sales demand due to the global economic slowdown. North American Tire initiated manufacturing headcount reductions at several facilities, including Union City, Tennessee; Danville, Virginia and Topeka, Kansas, to respond to lower production demand. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio, in North American Tire and throughout Europe, Middle East and Africa Tire (“EMEA”). We also initiated the discontinuation of consumer tire production at one of our facilities in Amiens, France. Finally, Latin American Tire initiated manufacturing headcount reductions at each of its two facilities in Brazil.
     During the third quarter of 2009, $16 million of net charges were recorded. New charges of $23 million represent $12 million for plans initiated in 2009 and $11 million for plans initiated in 2008 and prior years. New charges for the 2009 plans were primarily for associate severance costs which require future cash outflows. New charges for the 2008 and prior year plans include $6 million related to associate severance costs and $5 million primarily for other exit costs and non-cancelable lease costs. These amounts include $3 million related to future cash outflows and $8 million for other non-cash exit costs, including $6 million for pension settlements. The third quarter of 2009 includes the reversal of $7 million of reserves for actions no longer needed for their originally-intended purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For the first nine months of 2009, $207 million of net charges were recorded. New charges of $221 million were comprised of $188 million for plans initiated in 2009 and $33 million for plans initiated in 2008 and prior years. New charges for the 2009 plans were primarily for associate severance costs which require future cash outflows. The first nine months of 2009 includes the reversal of $14 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 4,000 associates will be released under 2009 plans, of which 2,500 were released by September 30, 2009. The $33 million of new charges for 2008 and prior year plans consist of $19 million of associate-related costs and $14 million primarily for other exit costs and non-cancelable lease costs. These amounts include $22 million related to future cash outflows and $11 million for other non-cash exit costs, including $8 million for pension settlements and curtailments.
     The accrual balance of $146 million at September 30, 2009 includes $19 million related to long-term non-cancelable lease costs and $127 million of associate-related costs that are expected to be substantially utilized within the next twelve months.
     Asset write-offs and accelerated depreciation charges of $18 million and $40 million were recorded as cost of goods sold (“CGS”) in the three and nine months ended September 30, 2009, respectively, primarily related to the closure of our Las Pinas, Philippines and Somerton, Australia tire manufacturing facilities and the discontinuation of a line of tires at one of our plants in North America. Accelerated depreciation charges of $13 million and $17 million were recorded as CGS in the three and nine months ended September 30, 2008, respectively, primarily related to the closure of our Somerton, Australia tire manufacturing facility and Tyler, Texas mix center.
     During the third quarter of 2008, $34 million of net charges were recorded. New charges were comprised of $23 million for plans initiated in 2008 and $16 million for plans initiated in 2007 and prior years. New charges were primarily for associate severance costs which require future cash outflows. The third quarter of 2008 included the reversal of $5 million of reserves for actions no longer needed for their originally-intended purposes.
     For the first nine months of 2008, $134 million of net charges were recorded. New charges of $140 million were comprised of $101 million for plans initiated in 2008 and $39 million for plans initiated in 2007 and prior years. New charges for the 2008 plans primarily were for associate severance costs which require future cash outflows. The $39 million of new charges for 2007 and prior year plans consist of $26 million of associate-related costs and $13 million primarily for other exit costs and non-cancelable lease costs. These amounts include $33 million related to future cash outflows, $5 million for other non-cash exit costs and $1 million for non-cash pension termination benefit costs. The first nine months of 2008 included the reversal of $6 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 3,800 associates will be released under programs initiated in 2008 and 2007, of which approximately 3,300 were released by September 30, 2009, including 1,400 in the first nine months of 2009.
NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net (gains) losses on asset sales	$(7)	$(4)	$33	$(41)
Interest income	(4)	(13)	(11)	(60)
Royalty income	(7)	(8)	(22)	(24)
Financing fees and financial instruments	9	10	30	72
Subsidiary liquidation loss	18	—	18	—
Foreign currency exchange	(6)	7	1	9
General & product liability — discontinued products (Note 9)	1	5	9	11
Miscellaneous	—	7	8	9

	$4	$4	$66	$(24)

Other (Income) and Expense was $4 million of expense in the third quarter of 2009 and 2008. Net gains on asset sales were $7 million in the third quarter of 2009 compared to gains on asset sales of $4 million in the third quarter of 2008 and related primarily to the sale of property in Luxembourg in 2009 and the sale of properties in England and North American Tire in 2008. Interest income decreased by $9 million due primarily to lower average interest rates in 2009 compared to the prior

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
year. We liquidated our subsidiary in Guatemala in the third quarter of 2009 and recognized a loss of $18 million primarily due to the recognition of accumulated foreign currency translation losses.
     Other (Income) and Expense was $66 million of expense in the first nine months of 2009, compared to $24 million of income in the first nine months of 2008. Net losses on asset sales were $33 million in the first nine months of 2009 compared to gains on asset sales of $41 million in the first nine months of 2008, related primarily to the sale of certain properties in Akron, Ohio, Luxembourg and Australia in 2009 and the sale of properties in England, Germany, Morocco, Argentina and New Zealand in 2008. Interest income decreased by $49 million due primarily to lower average cash balances and interest rates in 2009 compared to the prior year. Financing fees decreased by $42 million due primarily to $43 million of charges in 2008 related to the redemption of $650 million of senior secured notes due 2011, of which $33 million related to cash premiums paid on the redemption and $10 million related to the write-off of deferred financing fees and unamortized discount.
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
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Average shares outstanding — basic	242	241	241	241
Stock options and other dilutive securities	3	2	—	2

Average shares outstanding — diluted	245	243	241	243

Weighted average shares outstanding — diluted for the nine months ended September 30, 2009, excludes the effect of approximately 4 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.
     Weighted average shares outstanding — diluted excluded approximately 11 million and 13 million equivalent shares for the three and nine months ended September 30, 2009, respectively, and excluded approximately 10 million and 9 million equivalent shares for the three and nine months ended September 30, 2008, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value at September 30, 2009 on the Consolidated Balance Sheet:

			Significant
	Total Carrying	Quoted Prices in Active	Other	Significant
	Value in the	Markets for Identical	Observable	Unobservable
	Consolidated	Assets/Liabilities	Inputs	Inputs
(In millions)	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$35	$35	$—	$—
Derivative Financial Instruments	15	—	15	—

Total Assets at Fair Value	$50	$35	$15	$—

Liabilities:
Derivative Financial Instruments	$34	$—	$33	$1

Total Liabilities at Fair Value	$34	$—	$33	$1

Derivative financial instrument valuations classified as Level 3 at September 30, 2009 include our interest rate basis swap discussed in Note 6 and embedded currency derivatives in long-dated operating leases. The valuation of the basis swap is calculated using a net present value of future cash flows based on available market rates. The valuation of the embedded currency derivative is based on an extrapolation of forward rates to the assumed expiration of the leases. Realized and unrealized gains and losses are included in Other (Income) and Expense. A reconciliation of the fair value of instruments classified as Level 3 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Asset (liability)
Balance at beginning of period	$(5)	$10	$(9)	$6
Realized/unrealized gains and (losses)	4	(2)	8	2

Balance at end of period	$(1)	$8	$(1)	$8

     The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2009 and December 31, 2008. The fair value was estimated using quoted market prices or discounted future cash flows.

	September 30,	December 31,
(In millions)	2009	2008
Fixed Rate Debt:
Carrying amount — liability	$2,452	$1,514
Fair value — liability	2,500	1,207

Variable Rate Debt:
Carrying amount — liability	$3,196	$3,164
Fair value — liability	3,063	2,531
NOTE 6. FINANCING ARRANGEMENTS
At September 30, 2009, we had credit arrangements totaling $8,163 million, of which $1,760 million were unused, compared to $7,127 million and $1,671 million, respectively, at December 31, 2008.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2009, we had short term committed and uncommitted credit arrangements totaling $523 million, of which $280 million were unused, compared to $481 million and $216 million, respectively, at December 31, 2008. These

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2009	2008

Notes payable and overdrafts	$243	$265

Weighted average interest rate	5.13%	6.33%

Long term debt and capital leases due within one year:
Floating rate notes due 2009	$500	$498
Other domestic and international debt (including capital leases)	147	84

	$647	$582

Weighted average interest rate	4.74%	6.28%

Total obligations due within one year	$890	$847

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2009, we had long term credit arrangements totaling $7,640 million, of which $1,480 million were unused, compared to $6,646 million and $1,455 million, respectively, at December 31, 2008.
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2009		December 31, 2008
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate

Notes:
Floating rate notes due 2009	$500	5.01%	$498	6.29%
7 6/7% due 2011	650	7 6/7%	650	7 6/7%
8.625% due 2011	325	8.625%	325	8.625%
9% due 2015	260	9%	260	9%
10.5% due 2016	960	10.5%	—	—
7% due 2028	149	7%	149	7%
Credit Facilities:
€505 million revolving credit facility due 2012	—	—	182	4.75%
$1.5 billion first lien revolving credit facility due 2013	800	1.50%	700	1.73%
$1.2 billion second lien term loan facility due 2014	1,200	2.00%	1,200	2.22%
Pan-European accounts receivable facility due 2015	478	2.87%	483	5.81%
Other domestic and international debt(1)	326	4.99%	231	7.54%

	5,648		4,678
Capital lease obligations	19		36

	5,667		4,714
Less portion due within one year	(647)		(582)

	$5,020		$4,132

(1)	Interest rate for both September 30, 2009 and December 31, 2008, is the weighted average interest rate.

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
     At September 30, 2009, we had $800 million outstanding and $498 million of letters of credit issued under the revolving credit facility. At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At September 30, 2009 and December 31, 2008, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”), and a €350 million European revolving credit facility, which is available to the same German borrowers and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of September 30, 2009 and December 31, 2008, there were no borrowings under the German revolving credit facility. Under the European revolving credit facility, there were no borrowings as of September 30, 2009 and there were $182 million (€130 million) of borrowings (including $84 million (€60 million) of borrowings by the non-German borrowers) as of December 31, 2008. Letters of credit issued under the European revolving credit facility totaled $14 million (€10 million) as of September 30, 2009 and $16 million (€11 million) at December 31, 2008.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. As of September 30, 2009 and December 31, 2008, the amount available and fully utilized under this program totaled $478 million (€328 million) and $483 million (€346 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long-term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $58 million and $61 million at September 30, 2009 and December 31, 2008, respectively. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, please refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2008 Form 10-K.
Other Foreign Credit Facilities
Our facilities in China provide for availability of up to 3.6 billion renminbi (approximately $530 million at September 30, 2009 and $535 million at December 31, 2008) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. There were no borrowings outstanding at September 30, 2009 or December 31, 2008.
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
Interest Rate Contracts
We manage our fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on our consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. At September 30, 2009, 57% of our debt was at variable interest rates averaging 2.74% compared

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to 68% at an average rate of 3.83% at December 31, 2008. The decrease in the average variable interest rate was driven by decreases in the underlying market rates associated with our variable rate debt.
     We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There was one contract outstanding at September 30, 2009, under which we pay six-month LIBOR and receive one-month LIBOR plus a premium. This contract applies to $1.2 billion of notional principal, has a contractual life of twelve months and matures in October 2009. During the third quarter of 2009, the weighted average interest rates paid and received were 1.66% and 0.75%, respectively. During the first nine months of 2009, the weighted average interest rates paid and received were 2.41% and 0.84%, respectively. The contract was not designated as a hedging instrument and accordingly, fair value gains and losses on the contract are recorded in Other (Income) and Expense. The fair value of the contract was $1 million and $10 million at September 30, 2009 and December 31, 2008, respectively, and was included in Other Current Liabilities.
Foreign Currency Contracts
We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on our consolidated results of operations and future foreign currency-denominated cash flows. Foreign currency forward and option contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans, royalty agreements and forecasted purchases and sales. Contracts hedging short term trade receivables and payables normally have no hedging designation.
     There were no foreign currency contracts designated as hedging instruments at September 30, 2009. The following table presents amounts included in the Consolidated Balance Sheets for foreign currency derivatives:

	September 30,	December 31,
(In millions)	2009	2008
Accounts receivable	$13	$3
Prepaid Expenses and Other Current Assets	3	—
Other Assets	—	1
Other Current Liabilities	33	27
Net transaction losses on foreign currency derivatives totaled $44 million and $102 million in the three and nine months ended September 30, 2009, respectively, and are reported in Other (Income) and Expense. These losses were substantially offset by the effect of changing exchange rates on the underlying currency exposures.
     The counterparties to our interest rate and foreign exchange contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. We control our credit exposure by diversifying across multiple counterparties and by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads. We also enter into master netting agreements with counterparties when possible. Based on our analysis, we consider the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could have a material adverse effect on our consolidated financial position, results of operations or liquidity in the period in which it occurs.

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
Expected term: 6.25 years
Interest rate: 2.30%
Volatility: 83.6%
Dividend yield: Nil
Stock based compensation expense (income) follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Stock-based compensation expense (income) recognized	$11	$(5)	$25	$3
Tax impact on stock-based compensation expense (income)	(2)	1	(3)	3

After-tax stock-based compensation expense (income)	$9	$(4)	$22	$6

As of September 30, 2009, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $31 million and is expected to be recognized over the remaining vesting period of the respective grants, through September 30, 2013.
NOTE 8. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans. In addition, we provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Service cost — benefits earned during the period	$9	$9	$26	$45
Interest cost on projected benefit obligation	77	76	235	234
Expected return on plan assets	(59)	(92)	(177)	(278)
Amortization of: — prior service cost	8	9	25	27
— net losses	38	6	116	28

Net periodic pension cost	73	8	225	56
Curtailments/settlements	—	2	—	3
Termination benefits	—	1	—	1

Total pension cost	$73	$11	$225	$60

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Service cost — benefits earned during the period	$7	$6	$20	$25
Interest cost on projected benefit obligation	37	41	105	126
Expected return on plan assets	(30)	(34)	(85)	(109)
Amortization of: — prior service cost	—	1	1	2
— net losses	10	12	24	39

Net periodic pension cost	24	26	65	83
Curtailments/settlements	9	—	16	1

Total pension cost	$33	$26	$81	$84

We expect to contribute approximately $300 million to $325 million to our funded U.S. and non-U.S. pension plans in 2009. For the three and nine months ended September 30, 2009, we contributed $23 million and $106 million, respectively, to our non-U.S. plans and $69 million and $154 million, respectively, to our U.S. plans.
     Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. The expenses recognized for our contributions to these plans for the three months ended September 30, 2009 and 2008 were $24 million and $10 million, respectively, and $63 million and $28 million for the nine months ended September 30, 2009 and 2008, respectively.
      Effective August 29, 2009, all newly hired U.S. hourly employees covered by the United Steelworkers master labor contract will be eligible for a Company-funded contribution into the Hourly Savings Plan, as they will no longer be eligible to participate in our defined benefit pension plan.
     As announced in 2007, we froze our U.S. salaried pension plans effective December 31, 2008 and implemented improvements to our U.S. defined contribution savings plan effective January 1, 2009. The service cost component of total pension cost for the U.S. salaried pension plans recognized in the nine months ended September 30, 2008 was $16 million.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Postretirement benefit (credit) cost follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Service cost — benefits earned during the period	$1	$3	$3	$9
Interest cost on projected benefit obligation	7	24	24	76
Expected return on plan assets	—	(5)	—	(5)
Amortization of: — prior service credit	(10)	(4)	(29)	(10)
— net losses	1	2	4	6

Net periodic postretirement benefit (credit) cost	(1)	20	2	76
Settlement	—	11	—	11

Total postretirement benefit (credit) cost	$(1)	$31	$2	$87

Effective August 22, 2008, health care benefits for current and future domestic retirees who were represented by the United Steelworkers (“USW”) became the responsibility of an independent Voluntary Employees’ Beneficiary Association (“VEBA”), which resulted in the settlement of the OPEB obligation for the affected plans in the 2008 third quarter. Net postretirement benefit cost recognized in the three and nine months ended September 30, 2008 for these plans was $17 million and $67 million, respectively.
NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES
At September 30, 2009, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1,056 million, and off-balance-sheet financial guarantees written and other commitments totaling $40 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we will purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.
Environmental Matters
We have recorded liabilities totaling $43 million and $40 million at September 30, 2009 and December 31, 2008, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $6 million and $8 million were included in Other Current Liabilities at September 30, 2009 and December 31, 2008. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $316 million and $288 million for anticipated costs related to workers’ compensation at September 30, 2009 and December 31, 2008, respectively. Of these amounts, $77 million and $75 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2009 and December 31, 2008, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $302 million and $291 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at September 30, 2009 and December 31, 2008, respectively. Of these amounts, $76 million and $86 million were included in Other Current Liabilities at September 30, 2009 and December 31, 2008, respectively. The amounts recorded were estimated on the basis of an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recent and current trends. We have recorded insurance receivables for potential product liability and other tort claims of $66 million at September 30, 2009 and $65 million at December 31, 2008. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at both September 30, 2009 and December 31, 2008.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 75,500 claims by defending and obtaining the dismissal thereof or by entering into a settlement.
     A summary of approximate asbestos claims activity in recent periods follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly from period to period.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2009	December 31, 2008
Pending claims, beginning of period	99,000	117,400
New claims filed	1,100	4,600
Claims settled/dismissed	(3,400)	(23,000)

Pending claims, end of period	96,700	99,000

Payments (1)	$13	$23

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.
     The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $341 million through September 30, 2009 and $325 million through December 31, 2008. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $135 million and $132 million at September 30, 2009 and December 31, 2008, respectively. The portion of the liability associated with unasserted asbestos claims and related defense costs was $70 million and $71 million at September 30, 2009 and December 31, 2008, respectively. Our liability with respect to asserted claims and related defense costs was $65 million at September 30, 2009 and $61 million at December 31, 2008. At September 30, 2009, we estimate that it is reasonably possible that our liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by $10 million.
     Based upon a model employed by Bates, as of September 30, 2009, (i) we recorded a receivable related to asbestos claims of $66 million, compared to $65 million at December 31, 2008, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable up to our accessible policy limits through the period covered by the estimated liability. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at both September 30, 2009 and December 31, 2008. The receivable recorded consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
     We believe that at September 30, 2009, we had at least $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $66 million insurance receivable recorded at September 30, 2009. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis and defense costs available with our primary insurance carriers through coverage-in-place agreements at September 30, 2009.
Other Actions. We are currently a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our financial position and results of operations in the period in which the ruling occurs, or future periods.
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, or that we are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the period of resolution.
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
NOTE 10. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Sales:
North American Tire	$1,862	$2,185	$5,093	$6,312
Europe, Middle East and Africa Tire	1,581	1,936	4,242	5,910
Latin American Tire	486	581	1,306	1,683
Asia Pacific Tire	456	470	1,223	1,448

Net Sales	$4,385	$5,172	$11,864	$15,353

Segment Operating Income (Loss):
North American Tire	$2	$(19)	$(278)	$37
Europe, Middle East and Africa Tire	106	134	41	457
Latin American Tire	99	101	220	318
Asia Pacific Tire	68	50	140	151

Total Segment Operating Income (Loss)	275	266	123	963
Rationalizations	(16)	(34)	(207)	(134)
Interest expense	(85)	(73)	(228)	(238)
Other income and (expense)	(4)	(4)	(66)	24
Asset write-offs and accelerated depreciation	(18)	(13)	(40)	(17)
Corporate incentive compensation plans	(15)	7	(29)	(8)
Intercompany profit elimination	16	7	(13)	(6)
Curtailments/Settlements	—	(11)	—	(11)
Other	(13)	(27)	(36)	(38)

Income (Loss) before Income Taxes	$140	$118	$(496)	$535

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Asset sales, as described in Note 3, Other (Income) and Expense, and Asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Rationalizations:
North American Tire	$13	$26	$102	$37
Europe, Middle East and Africa Tire	1	3	81	20
Latin American Tire	2	—	16	—
Asia Pacific Tire	—	4	6	76

Total Segment Rationalizations	16	33	205	133
Corporate	—	1	2	1

	$16	$34	$207	$134

Asset Sales (gain) / loss:
North American Tire	$(3)	$(2)	$(3)	$(3)
Europe, Middle East and Africa Tire	(4)	(1)	(1)	(22)
Latin American Tire	—	(1)	(1)	(6)
Asia Pacific Tire	—	—	(5)	(10)

Total Segment Asset Sales (gain) / loss	(7)	(4)	(10)	(41)
Corporate	—	—	43	—

	$(7)	$(4)	$33	$(41)

Asset write-offs and accelerated depreciation:
North American Tire	$3	$2	$14	$2
Europe, Middle East and Africa Tire	—	—	1	—
Asia Pacific Tire	15	11	25	15

Total Segment Asset write-offs and accelerated depreciation	$18	$13	$40	$17

NOTE 11. INCOME TAXES
For the third quarter of 2009, we recorded tax expense of $38 million on income before income taxes of $140 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, for the three and nine months ended September 30, 2009, a $28 million and $36 million, respectively, non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense for the third quarter of 2009 was also impacted unfavorably by a charge of $6 million after minority, related to various discrete adjustments.
     For the first nine months of 2009 we recorded tax expense of $3 million on a loss before income taxes of $496 million. Income tax expense for the first nine months of 2009 also was impacted favorably by $21 million primarily related to a second quarter 2009 benefit resulting from the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
     Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, in certain foreign locations it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in one-time tax benefits of up to $30 million.
     At January 1, 2009, we had unrecognized tax benefits of $143 million that if recognized, would have a favorable impact on our tax expense of $135 million. We report interest and penalties as income taxes and have accrued interest of $11

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
million as of January 1, 2009. In the second quarter of 2009, our Competent Authority claim between the United States and Canada for the years 1997 through 2003 was settled reducing our unrecognized tax benefits by $38 million. It is reasonably possible that the total amount of unrecognized tax benefits will also change for other reasons in the next 12 months. However, we do not expect those changes to have a significant impact on our financial position or results of operations.
     Generally, years beginning after 2003 are still open to examination by foreign taxing authorities, including in Germany and other major taxing jurisdictions. In the United States, we are open to examination from 2008 onward.
NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in Shareholders’ Equity for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
		Minority			Minority
	Goodyear	Shareholders’	Total	Goodyear	Shareholders’	Total
	Shareholders’	Equity —	Shareholders’	Shareholders’	Equity —	Shareholders’
(In millions)	Equity	Nonredeemable	Equity	Equity	Nonredeemable	Equity
Balance at beginning of period	$1,022	$231	$1,253	$2,850	$300	$3,150
Comprehensive (loss) income:
Net (loss) income	(482)	13	(469)	253	25	278
Foreign currency translation	171	4	175	(118)	3	(115)
Reclassification adjustment for amounts recognized in income	(17)	—	(17)	—	—	—
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $37 in 2009 and $5 in 2008)	98	—	98	79	—	79
(Increase) decrease in net actuarial losses (net of tax of $12 in 2009 and $4 in 2008)	(29)	—	(29)	49	—	49
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1 in 2009)	7	—	7	64	—	64
Unrealized investment loss	3	—	3	(3)	—	(3)

Other comprehensive (loss) income	233	4	237	71	3	74

Total comprehensive (loss) income	(249)	17	(232)	324	28	352
Transactions between Goodyear and Minority Shareholders	—	(3)	(3)	—	(25)	(25)
Issuance of shares for conversion of debt	—	—	—	4	—	4
Common stock issued from treasury:
Stock-based compensation plans (Note 7)	2	—	2	6	—	6
Other	7	—	7	30	—	30

Balance at end of period	$782	$245	$1,027	$3,214	$303	$3,517

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Balance at beginning of period	$572	$785	$619	$703

Comprehensive income (loss):
Net Income (Loss)	21	14	(30)	40
Foreign currency translation	30	(72)	27	(20)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of tax of $0 and $1 in 2009 ($1 and $2 in 2008)	1	1	3	5
Decrease (increase) in net actuarial losses, net of tax of $0 in 2009 ($1 in 2008)	—	12	(1)	12
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	—	(11)	—	(11)

Total comprehensive income (loss)	52	(56)	(1)	26
Dividends paid	—	(46)	—	(46)
Other	—	—	6	—

Balance at end of period	$624	$683	$624	$683

Goodyear net income in the third quarter of 2009 included a charge of $9 million and a corresponding benefit of $9 million in minority shareholders’ net income. Of this amount, $1 million related to the first quarter of 2009 and $8 million related to the second quarter of 2009. This adjustment related to our correction of amounts attributable to Goodyear net income (loss) and to minority shareholders’ net income (loss) during those interim periods. There was no impact to Goodyear net income (loss) and to minority shareholders’ net income (loss) for the nine months ended September 30, 2009.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	September 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$772	$21	$1,797	$—	$2,590
Accounts receivable	834	255	1,976	—	3,065
Accounts receivable from affiliates	662	690	—	(1,352)	—
Inventories	1,067	235	1,292	(51)	2,543
Prepaid expenses and other current assets	94	8	297	8	407

Total Current Assets	3,429	1,209	5,362	(1,395)	8,605
Goodwill	—	24	496	190	710
Intangible Assets	110	3	45	(3)	155
Deferred Income Taxes	—	1	53	(1)	53
Other Assets	217	70	157	—	444
Investments in Subsidiaries	4,083	296	4,057	(8,436)	—
Property, Plant and Equipment	2,051	178	3,465	16	5,710

Total Assets	$9,890	$1,781	$13,635	$(9,629)	$15,677

Liabilities:
Current Liabilities:
Accounts payable-trade	$536	$78	$1,428	$—	$2,042
Accounts payable to affiliates	—	—	1,352	(1,352)	—
Compensation and benefits	354	29	327	—	710
Other current liabilities	363	26	515	(2)	902
Notes payable and overdrafts	—	—	243	—	243
Long term debt and capital leases due within one year	501	—	146	—	647

Total Current Liabilities	1,754	133	4,011	(1,354)	4,544
Long Term Debt and Capital Leases	4,346	—	674	—	5,020
Compensation and Benefits	2,372	181	887	—	3,440
Deferred and Other Noncurrent Income Taxes	26	5	186	5	222
Other Long Term Liabilities	610	40	150	—	800

Total Liabilities	9,108	359	5,908	(1,349)	14,026

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	395	229	624

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	242	440	4,890	(5,330)	242
Capital Surplus	2,778	5	803	(808)	2,778
Retained Earnings	975	1,316	2,475	(3,791)	975
Accumulated Other Comprehensive Loss	(3,213)	(339)	(1,081)	1,420	(3,213)

Goodyear Shareholders’ Equity	782	1,422	7,087	(8,509)	782
Minority Shareholders’ Equity — Nonredeemable	—	—	245	—	245

Total Shareholders’ Equity	782	1,422	7,332	(8,509)	1,027

Total Liabilities and Shareholders’ Equity	$9,890	$1,781	$13,635	$(9,629)	$15,677

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$822	$40	$1,032	$—	$1,894
Accounts receivable	733	189	1,595	—	2,517
Accounts receivable from affiliates	—	836	—	(836)	—
Inventories	1,584	254	1,796	(42)	3,592
Prepaid expenses and other current assets	130	3	165	9	307

Total Current Assets	3,269	1,322	4,588	(869)	8,310
Goodwill	—	24	471	188	683
Intangible Assets	110	7	49	(6)	160
Deferred Income Taxes	—	15	54	(15)	54
Other Assets	203	45	137	—	385
Investments in Subsidiaries	4,216	330	3,881	(8,427)	—
Property, Plant and Equipment	2,167	178	3,279	10	5,634

Total Assets	$9,965	$1,921	$12,459	$(9,119)	$15,226

Liabilities:
Current Liabilities:
Accounts payable-trade	$657	$71	$1,801	$—	$2,529
Accounts payable to affiliates	714	—	122	(836)	—
Compensation and benefits	363	29	233	—	625
Other current liabilities	310	27	443	(2)	778
Notes payable and overdrafts	—	—	265	—	265
Long term debt and capital leases due within one year	501	—	81	—	582

Total Current Liabilities	2,545	127	2,945	(838)	4,779
Long Term Debt and Capital Leases	3,300	—	832	—	4,132
Compensation and Benefits	2,450	161	876	—	3,487
Deferred and Other Noncurrent Income Taxes	38	17	149	(11)	193
Other Long Term Liabilities	610	32	121	—	763

Total Liabilities	8,943	337	4,923	(849)	13,354

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	399	220	619

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	241	440	4,875	(5,315)	241
Capital Surplus	2,764	5	777	(782)	2,764
Retained Earnings	1,463	1,431	2,503	(3,934)	1,463
Accumulated Other Comprehensive Loss	(3,446)	(292)	(1,249)	1,541	(3,446)

Goodyear Shareholders’ Equity	1,022	1,584	6,906	(8,490)	1,022
Minority Shareholders’ Equity — Nonredeemable	—	—	231	—	231

Total Shareholders’ Equity	1,022	1,584	7,137	(8,490)	1,253

Total Liabilities and Shareholders’ Equity	$9,965	$1,921	$12,459	$(9,119)	$15,226

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Three Months Ended September 30, 2009
			Non-	Consolidating
		Guarantor	Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,789	$512	$4,042	$(1,958)	$4,385

Cost of Goods Sold	1,608	453	3,468	(2,006)	3,523
Selling, Administrative and General Expense	230	41	345	1	617
Rationalizations	6	8	2	—	16
Interest Expense	73	7	42	(37)	85
Other (Income) and Expense	(71)	(5)	(2)	82	4

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(57)	8	187	2	140
United States and Foreign Taxes	(24)	6	55	1	38
Equity in Earnings of Subsidiaries	105	6	—	(111)	—

Net Income (Loss)	72	8	132	(110)	102
Minority Shareholders Net Income	—	—	30	—	30

Goodyear Net Income (Loss)	$72	$8	$102	$(110)	$72

	Consolidating Statements of Income
	Three Months Ended September 30, 2008
			Non-	Consolidating
		Guarantor	Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,017	$516	$5,257	$(2,618)	$5,172

Cost of Goods Sold	1,898	445	4,632	(2,659)	4,316
Selling, Administrative and General Expense	208	44	377	(2)	627
Rationalizations	27	1	6	—	34
Interest Expense	54	7	76	(64)	73
Other (Income) and Expense	(41)	(2)	(56)	103	4

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(129)	21	222	4	118
United States and Foreign Taxes	(2)	12	57	(1)	66
Equity in Earnings of Subsidiaries	158	7	—	(165)	—

Net Income (Loss)	31	16	165	(160)	52
Minority Shareholders Net Income	—	—	21	—	21

Goodyear Net Income (Loss)	$31	$16	$144	$(160)	$31

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Income
	Nine Months Ended September 30, 2009
			Non-	Consolidating
		Guarantor	Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$5,014	$1,323	$11,055	$(5,528)	$11,864

Cost of Goods Sold	4,659	1,246	9,804	(5,614)	10,095
Selling, Administrative and General Expense	665	120	981	(2)	1,764
Rationalizations	95	11	101	—	207
Interest Expense	183	17	135	(107)	228
Other (Income) and Expense	(208)	(1)	(35)	310	66

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(380)	(70)	69	(115)	(496)
United States and Foreign Taxes	(46)	(10)	57	2	3
Equity in Earnings of Subsidiaries	(148)	(39)	—	187	—

Net (Loss) Income	(482)	(99)	12	70	(499)
Minority Shareholders Net (Loss)	—	—	(17)	—	(17)

Goodyear Net (Loss) Income	$(482)	$(99)	$29	$70	$(482)

	Consolidating Statements of Income
	Nine Months Ended September 30, 2008
			Non-	Consolidating
		Guarantor	Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$5,994	$1,464	$15,756	$(7,861)	$15,353

Cost of Goods Sold	5,416	1,263	13,765	(7,971)	12,473
Selling, Administrative and General Expense	655	137	1,209	(4)	1,997
Rationalizations	35	4	95	—	134
Interest Expense	190	19	211	(182)	238
Other (Income) and Expense	(136)	(5)	(184)	301	(24)

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(166)	46	660	(5)	535
United States and Foreign Taxes	14	15	190	(2)	217
Equity in Earnings of Subsidiaries	433	32	—	(465)	—

Net Income (Loss)	253	63	470	(468)	318
Minority Shareholders Net Income	—	—	65	—	65

Goodyear Net Income (Loss)	$253	$63	$405	$(468)	$253

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2009
			Non-	Consolidating
		Guarantor	Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(1,028)	$3	$1,566	$(112)	$429

Cash Flows from Investing Activities:
Capital expenditures	(223)	(6)	(269)	(4)	(502)
Asset dispositions	152	1	19	(132)	40
Asset acquisitions	—	—	(132)	132	—
Capital contributions	—	—	(62)	62	—
(Increase) decrease in restricted cash	1	—	(99)	—	(98)
Return of investment in The Reserve Primary Fund	40	—	—	—	40
Other transactions	—	—	3	—	3

Total Cash Flows from Investing Activities	(30)	(5)	(540)	58	(517)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	—	87	—	87
Short term debt and overdrafts paid	(31)	(3)	(147)	—	(181)
Long term debt incurred	1,359	—	639	—	1,998
Long term debt paid	(301)	(1)	(840)	—	(1,142)
Common stock issued	2	—	—	—	2
Capital contributions	—	—	62	(62)	—
Debt issuance costs	(21)	—	—	—	(21)
Dividends paid	—	(14)	(105)	116	(3)

Total Cash Flows from Financing Activities	1,008	(18)	(304)	54	740

Effect of exchange rate changes on cash and cash equivalents	—	1	43	—	44

Net Change in Cash and Cash Equivalents	(50)	(19)	765	—	696

Cash and Cash Equivalents at Beginning of the Period	822	40	1,032	—	1,894

Cash and Cash Equivalents at End of the Period	$772	$21	$1,797	$—	$2,590

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2008
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(1,352)	$68	$355	$(472)	$(1,401)

Cash Flows from Investing Activities:

Capital expenditures	(354)	(16)	(401)	—	(771)
Asset dispositions	—	—	42	—	42
Asset acquisitions	—	—	(46)	—	(46)
Capital contributions	(131)	—	(307)	438	—
Capital redemptions	595	—	—	(595)	—
Loans with affiliates acquired	(47)	—	—	47	—
Claim on The Reserve Primary Fund	(360)	—	—	—	(360)
Other transactions	6	—	7	—	13

Total Cash Flows from Investing Activities	(291)	(16)	(705)	(110)	(1,122)

Cash Flows from Financing Activities:

Short term debt and overdrafts incurred	—	—	72	—	72
Short term debt and overdrafts paid	(35)	(3)	(3)	—	(41)
Long term debt incurred	702	—	799	—	1,501
Long term debt paid	(750)	—	(63)	—	(813)
Loans with affiliates acquired	—	47	—	(47)	—
Common stock issued	4	—	—	—	4
Capital contributions	—	131	307	(438)	—
Capital redemptions	—	(215)	(380)	595	—
Debt issuance costs	—	—	(2)	—	(2)
Dividends paid	—	—	(525)	472	(53)
Other transactions	—	—	6	—	6

Total Cash Flows from Financing Activities	(79)	(40)	211	582	674

Effect of exchange rate changes on cash and cash equivalents	—	(2)	(6)	—	(8)

Net Change in Cash and Cash Equivalents	(1,722)	10	(145)	—	(1,857)

Cash and Cash Equivalents at Beginning of the Period	2,516	25	922	—	3,463

Cash and Cash Equivalents at End of the Period	$794	$35	$777	$—	$1,606

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(All per share amounts are diluted)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 59 manufacturing facilities in 24 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.
      We continued to experience challenging industry conditions during the third quarter of 2009 due to the global economic slowdown. These industry conditions were characterized by lower motor vehicle sales and production and weakness in the demand for replacement tires, particularly in the commercial markets, compared to the third quarter of 2008. However, compared to the first two quarters of 2009, we have seen positive signs of economic recovery in Asia, particularly in China, and of stabilization in industry conditions in North America and Latin America. While Europe continues to lag economically, we see some positive signs of stabilization in industry conditions there as well. Our third quarter operating results were benefited by these improving market conditions, the success of our strategic initiatives discussed below and lower raw material costs.
     In the third quarter of 2009, Goodyear net income was $72 million compared to $31 million in the third quarter of 2008. Net sales in the third quarter of 2009 decreased to $4,385 million from $5,172 million in the comparable period of 2008. Net sales were unfavorably impacted by a decrease in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products, decreased tire volume, and foreign currency translation. In the third quarter of 2009, our total segment operating income was $275 million compared to $266 million in the third quarter of 2008. The increase in segment operating income was due primarily to lower raw material costs partially offset by decreased tire volume and significant under-absorbed fixed overhead costs. See “Results of Operations — Segment Information” for additional information.
     In the first nine months of 2009, Goodyear net loss was $482 million compared to Goodyear net income of $253 million in the first nine months of 2008. Net sales in the first nine months of 2009 decreased to $11,864 million from $15,353 million in the comparable period of 2008. Net sales were unfavorably impacted by decreased tire volume, foreign currency translation and a decrease in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products. In the first nine months of 2009, our total segment operating income was $123 million compared to $963 million in the first nine months of 2008. The decline in segment operating income was due primarily to decreased tire volume and significant under-absorbed fixed overhead costs. Operating income was favorably impacted by price and mix improvements of $275 million, which more than offset higher raw material costs of $243 million.
We had several key achievements during the third quarter of 2009:
•	Our segment operating income increased compared to the third quarter of 2008 and the first and second quarters of 2009;

•	Our net sales and tire unit sales increased compared to the second quarter of 2009;

•	We completed a new four-year master labor contract with the United Steelworkers (“USW”); and

•	We made continued progress on the strategic initiatives announced in February 2009.
On September 18, 2009, members of the USW ratified a new four-year master labor contract with Goodyear. The new contract enhances the competitiveness of our USW-represented tire plants through improvements in productivity, wage and benefit savings and added flexibility. These changes are expected to provide us with cost savings of approximately $215 million over the term of the contract. Combined with savings realized through pre-bargain agreements to reduce staffing levels at five U.S. plants, we expect to realize approximately $555 million in total savings over the term of the agreements.
     We have continued our efforts to address the challenging business environment that we are facing in 2009 by remaining focused on the strategic initiatives we announced in February 2009 which are aimed at strengthening our revenue, cost structure and cash flow, including:
•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally, including several branded mid-tier product offerings. In the first nine months of 2009, we achieved our full year goal and introduced 57 new products, such as the Assurance FuelMax in North America and the EfficientGrip tire with Fuel Saving Technology in Europe, including 15 new product introductions in the third quarter of 2009;
•	achieving our four-point cost savings plan target of $2.5 billion, by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs. We have achieved approximately $195 million of cost savings in the third quarter of 2009 and total savings over the life of the plan of nearly $2.3 billion. In association with this plan, we had personnel reductions of approximately 5,800 people in the first nine months of 2009, including 300 in the third quarter. We achieved the personnel reduction target of 5,000 people that we announced in February 2009 in the second quarter;

•	reducing manufacturing capacity by 15 million to 25 million units by February 2011. We have announced planned manufacturing capacity reductions of approximately 8 million units in the first nine months of 2009 (including the discontinuation of consumer tire production at one of our facilities in Amiens, France and the closing of our Las Pinas, Philippines plant);

•	reducing inventory levels by over $500 million by the end of 2009 compared with 2008. We exceeded this goal in the second quarter of 2009 and have reduced inventories by $1,049 million from December 31, 2008 to September 30, 2009, including $366 million in the third quarter of 2009;

•	adjusting planned capital expenditures to between $700 million and $800 million in 2009 from $1,049 million in 2008. Our capital expenditures plan is on target through the first nine months of 2009; and

•	pursuing additional non-core asset sales, including our decision to pursue offers for our European and Latin American farm tire business.
We exceeded our inventory reduction goal through the combination of lower raw material costs and the implementation of an advantaged supply chain, primarily in North American Tire and EMEA, by improving demand forecasting, increasing production flexibility through shorter lead times and reduced production lot sizes, reducing the quantity of raw materials required to meet an improved demand forecast, changing the composition of our logistics network by closing and consolidating certain distribution warehouses, increasing local production and reducing longer lead time off-shore imports, and reducing in-transit inventory between our plants and regional distribution centers.
     We have also implemented quarterly operating plans for 2009 for all of our businesses and functions to adapt to the challenges of the global economic environment.
     We continued to experience declines in sales volume during the third quarter of 2009 compared to the third quarter of 2008 due to reduced production at our OE customers in response to lower demand for new vehicles and weakness in demand for replacement tires. The decline in our sales volume and the resulting production cuts have resulted in additional under-absorbed fixed costs. We may also experience a future decline in sales volume due to a continued decline in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs or continued weakness in demand for replacement tires, possibly resulting in additional under-absorbed fixed costs at our production facilities.
     The industry environment remains challenging and will continue to impact our performance in the fourth quarter of 2009. While the economic and industry environment make it difficult to provide a clear outlook for the industry, we expect demand in the fourth quarter to be down modestly from the third quarter of 2009. However, we expect that seasonal trends resulting in lower unit sales, reduced activity in our other tire-related businesses, higher raw material costs, under-absorbed fixed costs associated with unfavorable mix between commercial and consumer, and the timing of recognition of manufacturing costs resulting from third quarter production cuts could adversely impact the results of our North American Tire segment in the fourth quarter of 2009 compared to the third quarter of 2009.
     We expect raw material costs to decline by 20% to 25% in the fourth quarter of 2009 from the comparable 2008 period.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2009 and 2008
Net sales in the third quarter of 2009 were $4,385 million, decreasing $787 million, or 15.2%, from $5,172 million in the third quarter of 2008. Goodyear net income was $72 million, or $0.30 per share, in the third quarter of 2009, compared to Goodyear net income of $31 million, or $0.13 per share, in the third quarter of 2008.
     Net sales in the third quarter of 2009 were unfavorably impacted by a decrease in other tire-related businesses sales of $279 million, primarily in North American Tire’s third party sales of chemical products, decreased tire volume of $276 million primarily in North American Tire and EMEA, and foreign currency translation of $159 million.
     Worldwide tire unit sales in the third quarter of 2009 were 45.0 million units, a decrease of 3.2 million units, or 6.8%, compared to the 2008 period. Replacement tire volume decreased 1.4 million units, or 3.8%, due to recessionary economic conditions in many parts of the world. OE tire volume also decreased 1.8 million units, or 15.3%, primarily in the consumer markets of North American Tire and EMEA due to recessionary economic conditions resulting in lower demand for new vehicles.
     Cost of goods sold (“CGS”) in the third quarter of 2009 was $3,523 million, a decrease of $793 million, or 18.4%, compared to $4,316 million in the third quarter of 2008. CGS as a percentage of sales decreased to 80.3% in the third quarter of 2009, compared to 83.4% in the 2008 period. CGS in the third quarter of 2009 decreased due to lower costs in other tire-related businesses of $241 million, primarily in North American Tire’s cost of chemical products, lower tire volume of $212 million, primarily in North American Tire and EMEA, lower raw material costs of $207 million, foreign currency translation of $125 million, primarily in EMEA, and product mix-related manufacturing cost decreases of $59 million. CGS also benefited from savings from rationalization plans of approximately $30 million. Partially offsetting these decreases were increased conversion costs of $113 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $107 million due to lower production volume. Pension expense increased in North America due to lower 2008 returns on plan assets and higher amortization of net losses, which more than offset savings resulting from the implementation of the Voluntary Employees’ Beneficiary Association (“VEBA”). The third quarter of 2009 included asset write-offs and accelerated depreciation of $18 million ($14 million after-tax and minority or $0.06 per share), compared to $13 million ($13 million after-tax and minority or $0.05 per share) in the 2008 period and 2009 expenses of $5 million ($5 million after-tax and minority or $0.02 per share) related to our new labor contract with the USW. The third quarter of 2008 also included a VEBA-related charge of $11 million ($13 million after-tax and minority or $0.05 per share) and charges related to Hurricanes Ike and Gustav of $7 million ($7 million after-tax and minority or $0.03 per share).
     Selling, administrative and general expense (“SAG”) was $617 million in the third quarter of 2009, compared to $627 million in 2008, a decrease of $10 million or 1.6%. The decrease in SAG primarily was driven by favorable foreign currency translation of $22 million, lower advertising expenses of $8 million and savings from rationalization plans of $11 million partially offset by increased wages and benefits, including incentive compensation, of $31 million. SAG as a percentage of sales increased to 14.1% in the third quarter of 2009, compared to 12.1% in the 2008 period.
     Rationalizations included net charges of $16 million ($15 million after-tax and minority or $0.06 per share) in the third quarter of 2009 compared to net charges of $34 million ($33 million after-tax and minority or $0.14 per share) in the third quarter of 2008. New charges of $23 million represent $12 million for plans initiated in 2009 and $11 million for plans initiated in 2008 and prior years. The savings realized in the third quarter of 2009 totaled approximately $41 million ($30 million CGS and $11 million SAG).
     Interest expense was $85 million in the third quarter of 2009, an increase of $12 million compared to $73 million in the third quarter of 2008. The increase related primarily to higher average debt levels in the third quarter of 2009 compared to the third quarter of 2008 partially offset by lower weighted average interest rates.
     Other (Income) and Expense was $4 million of expense in the third quarter of 2009 and 2008. Net gains on asset sales were $7 million ($6 million after-tax and minority or $0.03 per share) in the third quarter of 2009 compared to $4 million ($2 million after-tax and minority or $0.01 per share) in the third quarter of 2008 and related primarily to the sale of property in Luxembourg in 2009 and the sale of properties in England and North American Tire in 2008. Interest income decreased by $9 million due primarily to lower average interest rates in 2009 compared to the prior year. We liquidated our subsidiary in Guatemala in the third quarter of 2009 and recognized a loss of $18 million ($18 million after-tax and minority or $0.08 per share) primarily due to the recognition of accumulated foreign currency translation losses. The 2008 period also included expense of $5 million ($5 million after-tax and minority or $0.02 per share) related to the exit of our Moroccan business.
     For the third quarter of 2009, we recorded tax expense of $38 million on income before income taxes of $140 million. For the third quarter of 2008, we recorded tax expense of $66 million on income before income taxes of $118 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, for the three months ended September 30, 2009, a $28 million ($0.11 per share) non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. This allocation requirement may continue to create significant non-cash volatility in our tax expense from operations. Income tax expense for the third quarter of 2009 was also impacted unfavorably by a charge of $6 million after minority ($0.03 per share), related to various discrete adjustments. Included in tax expense for the third quarter of 2008 was a net tax charge for discrete items of $10 million ($6 million net of minority or $0.02 per share), related primarily to tax return adjustments for our German operations.
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
     Minority shareholders’ net income was $30 million in the third quarter of 2009, an increase of $9 million compared to $21 million in the third quarter of 2008. The increase primarily relates to an adjustment of $9 million ($0.04 per share) to correct minority shareholders’ net income (loss) and Goodyear net income (loss) for the six months ended June 30, 2009. Of this amount, $1 million ($0.01 per share) related to the first quarter of 2009 and $8 million ($0.03 per share) related to the second quarter of 2009. There was no impact to Goodyear net income (loss) and to minority shareholders’ net income (loss) for the nine months ended September 30, 2009.
Nine Months Ended September 30, 2009 and 2008
Net sales in the first nine months of 2009 were $11,864 million, decreasing $3,489 million, or 22.7%, from $15,353 million in the first nine months of 2008. Goodyear net loss was $482 million, or $2.00 per share, in the first nine months of 2009, compared to Goodyear net income of $253 million, or $1.04 per share, in the first nine months of 2008.
     Net sales in the first nine months of 2009 were unfavorably impacted by decreased tire volume of $1,717 million, primarily in North American Tire and EMEA, foreign currency translation of $1,011 million, primarily in EMEA, and a decrease in other tire-related businesses sales of $828 million, primarily in North American Tire’s third party sales of chemical products. These were partially offset by improved price and product mix of $64 million, mainly in North American Tire.
     Worldwide tire unit sales in the first nine months of 2009 were 123.4 million units, a decrease of 20.6 million units, or 14.3%, compared to the 2008 period. Replacement tire volume decreased 8.1 million units, or 7.8%, due to recessionary economic conditions in many parts of the world. OE tire volume also decreased 12.5 million units, or 31.0%, primarily in the consumer markets of North American Tire and EMEA due to recessionary economic conditions resulting in lower demand for new vehicles.
     CGS in the first nine months of 2009 was $10,095 million, a decrease of $2,378 million, or 19.1%, compared to $12,473 million in the first nine months of 2008. CGS in the first nine months of 2009 decreased due to lower tire volume of $1,385 million, primarily in North American Tire and EMEA, foreign currency translation of $861 million, primarily in EMEA, lower costs in other tire-related businesses of $687 million, primarily in North American Tire’s cost of chemical products, and product mix-related manufacturing cost decreases of $211 million. CGS also benefited from savings from rationalization plans of approximately $57 million. Partially offsetting these decreases were increased conversion costs of $597 million and higher raw material costs of $243 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of approximately $514 million due to lower production volume. The first nine months of 2009 included asset write-offs and accelerated depreciation of $40 million ($35 million after-tax and minority or $0.15 per share), compared to $17 million ($17 million after-tax and minority or $0.07 per share) in the 2008 period and 2009 expenses of $5 million ($5 million after-tax and minority or $0.02 per share) related to our new labor contract with the USW. CGS as a percentage of sales increased to 85.1% in the first nine months of 2009, compared to 81.2% in the 2008 period.
     SAG was $1,764 million in the first nine months of 2009, compared to $1,997 million in 2008, a decrease of $233 million or 11.7%. The decrease in SAG primarily was driven by favorable foreign currency translation of $149 million, lower advertising expenses of $50 million and savings from rationalization plans of $30 million. SAG as a percentage of sales increased to 14.9% in the first nine months of 2009, compared to 13.0% in the 2008 period.
     Rationalizations included net charges of $207 million ($165 million after-tax and minority or $0.68 per share) in the first nine months of 2009 compared to net charges of $134 million ($128 million after-tax and minority or $0.53 per share) in the first nine months of 2008. New charges of $221 million represent $188 million for plans initiated in 2009 and $33 million for plans initiated in 2008 and prior years. North American Tire initiated manufacturing headcount reductions at several facilities, including Union City, Tennessee; Danville, Virginia and Topeka, Kansas, to meet lower production demand. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio, in North American Tire and throughout EMEA. We also initiated the discontinuation of consumer tire production at one of our facilities in Amiens, France. Finally, Latin American Tire initiated manufacturing headcount reductions at each of its two facilities in Brazil. Upon completion of the 2009 plans, we estimate that annual operating costs will be reduced by approximately $250 million ($210 million CGS and $40 million SAG). The savings realized in the first nine months of 2009 totaled approximately $87 million ($57 million CGS and $30 million SAG).
     Interest expense was $228 million in the first nine months of 2009, a decrease of $10 million compared to $238 million in the first nine months of 2008. The decrease related primarily to lower weighted average interest rates in the first nine months of 2009 compared to the first nine months of 2008 partially offset by higher average debt levels.
     Other (Income) and Expense was $66 million of expense in the first nine months of 2009, compared to $24 million of income in the first nine months of 2008. Net losses on asset sales were $33 million ($32 million after-tax and minority or $0.13 per share) in the first nine months of 2009, compared to net gains on asset sales of $41 million ($37 million after-tax and minority or $0.15 per share) in the first nine months of 2008, primarily related to the sale of certain properties in Akron, Ohio, Luxembourg and Australia in 2009 and in England, Germany, Morocco, Argentina and New Zealand in 2008. Interest income decreased by $49 million primarily due to lower average cash balances and interest rates in 2009 compared to the prior year. Financing fees decreased by $42 million due primarily to $43 million ($43 million after-tax and minority or $0.18 per share) of charges in 2008 related to the redemption of $650 million of senior secured notes due 2011, of which $33 million related to cash premiums paid on the redemption and $10 million related to the write-off of deferred financing fees and unamortized discount. We liquidated our subsidiary in Guatemala in 2009 and recognized a loss of $18 million ($18 million after-tax and minority or $0.08 per share) primarily due to the recognition of accumulated foreign currency translation losses.
     For the first nine months of 2009 we recorded tax expense of $3 million on a loss before income taxes of $496 million. For the first nine months of 2008, we recorded tax expense of $217 million on income before income taxes of $535 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, for the nine months ended September 30, 2009, a $36 million ($0.15 per share) non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense for the first nine months of 2009 also was impacted favorably by $21 million ($22 million net of minority or $0.09 per share) primarily related to a second quarter benefit resulting from the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada. Included in tax expense for the first nine months of 2008 was a net tax charge for discrete items of $10 million ($6 million net of minority or $0.02 per share), related primarily to return-related adjustments for our German operations.
     The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.

     Minority shareholders net loss was $17 million in the first nine months of 2009, a decrease of $82 million compared to net income of $65 million in the first nine months of 2008. The decrease primarily relates to decreased earnings in our joint venture in Europe.
SEGMENT INFORMATION
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. Our businesses are segmented on a regional basis.
     Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes equity in earnings of most affiliates. Segment operating income does not include rationalization charges (credits), asset sales and certain other items.
     The percentage change in tire units is calculated based on the actual number of units sold.
     Total segment operating income was $275 million in the third quarter of 2009, increasing from $266 million in the third quarter of 2008. Total segment operating margin (total segment operating income divided by segment sales) in the third quarter of 2009 was 6.3%, compared to 5.1% in the third quarter of 2008.
     In the first nine months of 2009, total segment operating income was $123 million, decreasing from $963 million in the first nine months of 2008. Total segment operating margin in the first nine months of 2009 was 1.0%, compared to 6.3% in 2008.
     Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to SBU performance. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to Note 10, Business Segments, for further information and for a reconciliation of total segment operating income to Income (Loss) before Income Taxes.
North American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2009	2008	Change	Change	2009	2008	Change	Change
Tire Units	17.1	18.1	(1.0)	(5.4)%	45.8	54.2	(8.4)	(15.5)%
Net Sales	$1,862	$2,185	$(323)	(14.8)%	$5,093	$6,312	$(1,219)	(19.3)%
Operating Income (Loss)	2	(19)	21		(278)	37	(315)
Operating Margin	0.1%	(0.9)%			(5.5)%	0.6%
Three Months Ended September 30, 2009 and 2008
North American Tire unit sales in the 2009 third quarter decreased 1.0 million units or 5.4% from the 2008 period. The decrease was related to a decline in OE volume of 1.0 million units or 21.3%, primarily in our consumer business due to reduced vehicle production.
     Net sales decreased $323 million or 14.8% in the third quarter of 2009 from the 2008 period due primarily to decreased sales in other tire-related businesses of $234 million, primarily related to third party sales of chemical products, lower volume of $75 million and unfavorable foreign currency translation of $12 million.
     Operating income (loss) improved $21 million in the third quarter of 2009 from the 2008 period. The 2009 period was favorably impacted by lower raw material costs of $105 million, which exceeded unfavorable price and product mix of $12 million, and decreased transportation costs of $6 million. Partially offsetting these improvements were higher conversion costs of $34 million, lower operating income in chemical and other tire-related businesses of $24 million, increased SAG expenses of $13 million, primarily related to higher incentive compensation and general liability expenses, and lower volume of $7 million. The higher conversion costs were primarily caused by under-absorbed fixed overhead costs of $40 million, due to lower production volume, and increased pension expense, due to lower 2008 returns on plan assets and higher amortization of net losses. Increased pension expense of $48 million more than offset savings resulting from the implementation of the VEBA of $23 million. Conversion costs and SAG expenses included savings from rationalization plans of $18 million.
     Operating income in the third quarter of 2009 did not include $3 million of accelerated depreciation charges, net rationalization charges of $13 million and gains on asset sales of $3 million. Operating loss in the third quarter of 2008 did not include $2 million of accelerated depreciation charges, net rationalization charges of $26 million and gains on asset sales of $2 million.
Nine Months Ended September 30, 2009 and 2008
North American Tire unit sales in the first nine months of 2009 decreased 8.4 million units or 15.5% from the 2008 period. The decrease was primarily related to a decline in OE volume of 6.7 million units or 43.0% primarily in our consumer business, due to reduced vehicle production. Replacement volume also decreased 1.7 million units or 3.7% in consumer and 15.5% in commercial, due to continuing recessionary economic conditions.
     Net sales decreased $1,219 million or 19.3% in the first nine months of 2009 from the 2008 period due primarily to decreased sales in other tire-related businesses of $667 million, primarily related to third party sales of chemical products, lower volume of $633 million and unfavorable foreign currency translation of $46 million. This was offset in part by favorable price and product mix of $129 million.
     Operating income (loss) decreased $315 million in the first nine months of 2009 from the 2008 period. The 2009 period was unfavorably impacted by lower operating income in chemical and other tire-related businesses of $83 million and decreased volume of $76 million. Also unfavorably impacting operating income were higher conversion costs of $223 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of $257 million, due to lower production volume, and increased pension expense, due to lower 2008 returns on plan assets and higher amortization of net losses. Increased pension expense of $85 million more than offset savings resulting from the implementation of the VEBA of $66 million. Partially offsetting these negative factors were price and product mix improvements of $86 million, which more than offset higher raw material costs of $66 million, lower SAG expenses of $22 million driven by rationalization savings and lower warehousing expense, and lower transportation costs of $16 million. Conversion costs and SAG expenses included savings from rationalization plans of $40 million.
     Operating loss for the first nine months of 2009 did not include $14 million of accelerated depreciation charges, net rationalization charges of $102 million and gains on asset sales of $3 million in 2009. Operating income for the first nine months of 2008 did not include $2 million of accelerated depreciation charges, net rationalization charges of $37 million and gains on asset sales of $3 million in 2008.
Europe, Middle East and Africa Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2009	2008	Change	Change	2009	2008	Change	Change
Tire Units	17.8	19.7	(1.9)	(9.2)%	49.8	58.5	(8.7)	(14.8)%
Net Sales	$1,581	$1,936	$(355)	(18.3)%	$4,242	$5,910	$(1,668)	(28.2)%
Operating Income	106	134	(28)	(20.9)%	41	457	(416)	(91.0)%
Operating Margin	6.7%	6.9%			1.0%	7.7%
Three Months Ended September 30, 2009 and 2008
Europe, Middle East and Africa Tire unit sales in the 2009 third quarter decreased 1.9 million units or 9.2% from the 2008 period. Replacement volume decreased 1.0 million units or 6.2%, mainly in consumer as a result of recessionary economic conditions, while OE volume decreased 0.9 million units or 20.4%, mainly in our consumer business due to reduced vehicle production.

     Net sales in the third quarter of 2009 decreased $355 million or 18.3% compared to the third quarter of 2008. Unfavorably impacting the 2009 period were lower sales volume of $154 million, foreign currency translation of $94 million, unfavorable price and product mix of $73 million and lower sales in other tire-related businesses of $35 million.
     For the third quarter of 2009, operating income decreased $28 million or 20.9% compared to 2008 due to higher conversion costs of $48 million, decreased volume of $37 million and decreased operating income in other tire-related businesses of $15 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of $48 million due to reduced production volume, inflation and ongoing labor issues at a manufacturing plant in France. Partially offsetting these negative factors were lower raw material costs of $63 million, which were partially offset by unfavorable price and product mix of $18 million, lower SAG expenses of $18 million and lower transportation costs of $8 million. Conversion costs and SAG expenses included savings from rationalization plans of $12 million.
     Operating income in the third quarter of 2009 did not include rationalization charges of $1 million and net gains on asset sales of $4 million. Operating income in the third quarter of 2008 did not include net rationalization charges of $3 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2009 and 2008
Europe, Middle East and Africa Tire unit sales in the first nine months of 2009 decreased 8.7 million units or 14.8% from the 2008 period. Replacement volume decreased 3.7 million units or 8.3%, mainly in consumer as a result of recessionary economic conditions, while OE volume decreased 5.0 million units or 34.4%, mainly in our consumer business due to reduced vehicle production.
     Net sales in the first nine months of 2009 decreased $1,668 million or 28.2% compared to the first nine months of 2008. Unfavorably impacting the 2009 period were lower volume of $769 million, foreign currency translation of $609 million, unfavorable price and product mix of $169 million and lower sales in other tire-related businesses of $122 million.
     For the first nine months of 2009, operating income decreased $416 million or 91.0% compared to the first nine months of 2008. The 2009 period was unfavorably impacted by higher conversion costs of $249 million, decreased volume of $165 million, higher raw material costs of $117 million, which were partially offset by favorable price and product mix improvements of $40 million, and decreased operating income in other tire-related businesses of $34 million. Partially offsetting these changes was lower SAG expenses of $74 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of $185 million due to reduced production volume. Conversion costs and SAG expenses included savings from rationalization plans of $26 million.
     Operating income in the first nine months of 2009 did not include charges of $81 million, primarily rationalizations. Operating income in the first nine months of 2008 did not include net rationalization charges of $20 million and net gains on asset sales of $22 million.
Latin American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2009	2008	Change	Change	2009	2008	Change	Change
Tire Units	5.0	5.3	(0.3)	(7.2)%	13.8	15.9	(2.1)	(13.4)%
Net Sales	$486	$581	$(95)	(16.4)%	$1,306	$1,683	$(377)	(22.4)%
Operating Income	99	101	(2)	(2.0)%	220	318	(98)	(30.8)%
Operating Margin	20.4%	17.4%			16.8%	18.9%
Three Months Ended September 30, 2009 and 2008
Latin American Tire unit sales in the 2009 third quarter decreased 0.3 million units or 7.2% from the 2008 period due to a decrease in replacement volume of 0.2 million units or 6.7%, while OE volume decreased 0.1 million units or 8.2% due to reduced vehicle production.

     Net sales in the 2009 third quarter decreased $95 million or 16.4% from the 2008 period. Net sales decreased in 2009 due to decreased volume of $39 million, unfavorable foreign currency translation, mainly in Brazil, of $39 million, and decreased sales in other tire-related businesses of $11 million.
     Operating income in the third quarter of 2009 decreased $2 million or 2.0% from the same period in 2008. Operating income was unfavorably impacted by lower volume of $19 million and higher conversion costs of $15 million. Partially offsetting these negative factors were lower raw material costs of $23 million combined with improved price and product mix of $10 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of $16 million due to reduced production volume. Conversion costs also included savings from rationalization plans of $4 million.
     Operating income in the third quarter of 2009 did not include rationalization charges of $2 million. Operating income in the third quarter of 2008 did not include net gains on asset sales of $1 million.
Nine Months Ended September 30, 2009 and 2008
Latin American Tire unit sales in the first nine months of 2009 decreased 2.1 million units or 13.4% from the 2008 period. Replacement tire volume decreased 1.6 million units or 14.6%, mainly in consumer as a result of recessionary economic conditions, while OE volume decreased 0.5 million units or 10.7%, primarily in our consumer business due to reduced vehicle production.
     Net sales in the first nine months of 2009 decreased $377 million or 22.4% from the 2008 period. Net sales were unfavorably impacted in 2009 due to decreased volume of $204 million, unfavorable foreign currency translation, mainly in Brazil, of approximately $196 million and lower sales of other tire-related businesses of $29 million. Partially offsetting these negative factors was improved price and product mix of $49 million.
     Operating income in the first nine months of 2009 decreased $98 million or 30.8% from the same period in 2008. Unfavorably impacting operating income were decreased volume of $70 million and higher conversion costs of $53 million. Partially offsetting these negative factors were improvements in price and product mix of $104 million, which more than offset higher raw material costs of $53 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of $56 million due to reduced production volume. Conversion costs also included savings from rationalization plans of $10 million. Operating income in 2008 also included a gain of $12 million related to the favorable settlement of an excise tax case.
     Operating income for the first nine months of 2009 did not include rationalization charges of $16 million and gains on asset sales of $1 million. Operating income in the first nine months of 2008 did not include gains on asset sales of $6 million.
     Our subsidiary in Venezuela contributes a significant portion of Latin American Tire’s sales and operating income. A devaluation of the Venezuelan currency could have a material adverse impact on the segment’s future performance. For further information, refer to our discussion in Liquidity and Capital Resources and in Risk Factors.

Asia Pacific Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2009	2008	Change	Change	2009	2008	Change	Change
Tire Units	5.1	5.1	—	(2.2)%	14.0	15.4	(1.4)	(9.3)%
Net Sales	$456	$470	$(14)	(3.0)%	$1,223	$1,448	$(225)	(15.5)%
Operating Income	68	50	18	36.0%	140	151	(11)	(7.3)%
Operating Margin	14.9%	10.6%			11.4%	10.4%
Three Months Ended September 30, 2009 and 2008
Asia Pacific Tire unit sales in the 2009 third quarter were down slightly compared with the 2008 period.
     Net sales in the 2009 third quarter decreased $14 million or 3.0% compared to the 2008 period due to unfavorable foreign currency translation of $14 million and lower volume of $8 million. Partially offsetting these factors was favorable price and product mix of $6 million.
     Operating income in the third quarter of 2009 increased $18 million or 36.0% compared to the 2008 period due to lower raw material costs of $16 million combined with improved price and product mix of $6 million. Unfavorably impacting operating income was foreign currency translation of $2 million.
     Operating income in the third quarter of 2009 did not include $15 million of asset write-offs and accelerated depreciation related to the closure of our Las Pinas, Philippines and Somerton, Australia manufacturing facilities. Operating income in the third quarter of 2008 did not include $11 million of accelerated deprecation charges and net rationalization charges of $4 million.
Nine Months Ended September 30, 2009 and 2008
Asia Pacific Tire unit sales in the first nine months of 2009 decreased 1.4 million units or 9.3% from the 2008 period. Replacement unit sales decreased 1.1 million units or 11.2%, mainly in consumer resulting from recessionary economic conditions, while OE volume decreased 0.3 million units or 5.8%, primarily in our consumer business due to reduced vehicle production.
     Net sales in the first nine months of 2009 decreased $225 million or 15.5% compared to the 2008 period due to unfavorable foreign currency translation of $160 million, decreased volume of $111 million and decreased sales in other tire-related businesses of $10 million. Partially offsetting these factors was favorable price and product mix of $55 million.
     Operating income in the first nine months of 2009 decreased $11 million or 7.3% compared to the 2008 period due to decreased volume of $21 million, higher conversion costs of $9 million, decreased operating income in other tire-related businesses of $10 million and unfavorable foreign currency translation of $7 million. Partially offsetting these factors were improved price and product mix of $45 million, which more than offset higher raw material costs of $7 million, and lower SAG of $7 million. The higher conversion costs related primarily to under-absorbed fixed overhead costs of $16 million due to reduced production volume. Conversion costs included savings from rationalization plans of $5 million.
     Operating income for the first nine months of 2009 did not include $25 million of asset write-offs and accelerated depreciation related to the closure of our Las Pinas, Philippines and Somerton, Australia manufacturing facilities, net rationalization charges of $6 million and gains on asset sales of $5 million. Operating income in the first nine months of 2008 did not include $15 million of accelerated depreciation charges, net rationalization charges of $76 million and gains on asset sales of $10 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
     We continued to experience challenging industry conditions during the third quarter of 2009 due to the global economic slowdown. These industry conditions were characterized by lower motor vehicle sales and production and weakness in the demand for replacement tires, particularly in the commercial markets, compared to the third quarter of 2008. Our third quarter 2009 results continued to be impacted unfavorably by these industry conditions, resulting in lower sales that prompted us to reduce our global production. As a result of our production cuts, we incurred significant under-absorbed fixed overhead costs in the third quarter.
     Considering the current state of the global economy, we expect demand in the fourth quarter to be similar to the environment experienced during the third quarter. In light of the challenging economic environment, we have prepared cash flow forecasts for internal use in assessing the adequacy of our liquidity. These forecasts considered several factors, including projected sales and production volume, estimated selling prices and mix of products sold, cost of raw materials, labor and other overheads, selling, administrative and general expenses, foreign currency exchange rates, changes in working capital, our plan for capital expenditures, and anticipated funding for pensions.
     In response to the current recessionary economic conditions, we are pursuing several strategic initiatives intended to strengthen our revenue, cost structure and cash flow. These strategic initiatives include:
•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally, including several branded mid-tier product offerings. In the first nine months of 2009, we achieved our full year goal and introduced 57 new products, such as the Assurance FuelMax in North America and the EfficientGrip tire with Fuel Saving Technology in Europe, including 15 new product introductions in the third quarter of 2009;
•	achieving our four-point cost savings plan target of $2.5 billion, by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs. We have achieved approximately $195 million of cost savings in the third quarter of 2009 and total savings over the life of the plan of nearly $2.3 billion. In association with this plan, we had personnel reductions of approximately 5,800 people in the first nine months of 2009, including 300 in the third quarter. We achieved the personnel reduction target of 5,000 people that we announced in February 2009 in the second quarter;

•	reducing manufacturing capacity by 15 million to 25 million units by February 2011. We have announced planned manufacturing capacity reductions of approximately 8 million units in the first nine months of 2009 (including the discontinuation of consumer tire production at one of our facilities in Amiens, France and the closing of our Las Pinas, Philippines plant);

•	reducing inventory levels by over $500 million by the end of 2009 compared with 2008. We exceeded this goal in the second quarter of 2009 and have reduced inventories by $1,049 million from December 31, 2008 to September 30, 2009, including $366 million in the third quarter of 2009;

•	adjusting planned capital expenditures to between $700 million and $800 million in 2009 from $1,049 million in 2008. Our capital expenditures plan is on target through the first nine months of 2009; and

•	pursuing additional non-core asset sales, including our decision to pursue offers for our European and Latin American farm tire business.
At September 30, 2009, we had $2,590 million in cash and cash equivalents compared to $1,894 million at December 31, 2008. Cash and cash equivalents increased when compared to December 31, 2008 primarily due to the net proceeds of $937 million from the issuance of our 10.5% senior notes due 2016 partially offset by repayments under our European revolving credit facilities. In December 2009, $500 million of our floating rate notes will mature.
     Our liquidity position was also bolstered by our strong working capital management that resulted in a net cash inflow for trade working capital of $287 million in the first nine months of 2009 compared with a net cash outflow for trade working capital of $1,167 million in the first nine months of 2008. We had positive cash flow from operating activities of $429 million for the first nine months of 2009 compared to a net use of cash of $1,401 million for the first nine months of 2008 primarily as a result of these efforts. Operating activities in 2008 included the $980 million contribution made to the VEBA.

     At September 30, 2009 and December 31, 2008, we had $1,760 million and $1,671 million, respectively, of unused availability under our various credit agreements.
     The table below provides unused availability by our significant credit facilities:

	September 30,	December 31,
(In millions)	2009	2008
$1.5 billion first lien revolving credit facility due 2013	$136	$303
€505 million revolving credit facilities due 2012	723	508
China financing agreements	530	535
Other domestic and international debt	91	109
Notes payable and overdrafts	280	216

	$1,760	$1,671

Our financing agreements in China provide for availability of up to 3.6 billion renminbi (approximately $530 million at September 30, 2009 and $535 million at December 31, 2008) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. These financing arrangements along with government grants should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were no borrowings outstanding under these financing agreements at September 30, 2009 or December 31, 2008.
     In 2009, we expect our operating needs to include global pension contributions of approximately $300 million to $325 million, our investing needs to include capital expenditures of approximately $700 million to $800 million, and our financing needs to include our $500 million of floating rate notes maturing in December 2009. We also expect interest expense to range between $310 million and $325 million. The strategic initiatives described above are intended to permit us to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations. We are using the net proceeds from our $1.0 billion 10.5% senior notes due 2016, together with our cash and cash equivalents and unused availability under our senior secured credit facilities, for general corporate purposes, which will include the repayment on or prior to maturity of the $500 million floating rate notes maturing in December 2009. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions.
     In addition, beginning in September 2009, SRI has certain minority exit rights that, if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in our global alliance with them following the determination of the fair value of SRI’s interest. Any such payment would likely occur after December 31, 2009 due to the process for determining fair value described in the global alliance agreements. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see Item 1. Business. Description of Goodyear’s Business — Global Alliance, in our 2008 Form 10-K. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.
     Our ability to service debt and operational requirements depends in part on the results of operations of our subsidiaries and upon the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as Venezuela, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to various restrictions, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. At September 30, 2009, we had cash denominated in Venezuelan bolivar fuertes of approximately $350 million (calculated at the official exchange rate), third-party U.S. dollar-denominated accounts payable of approximately $20 million, and inter-company accounts payable of approximately $135 million. Inflation in Venezuela has continued to increase over the past several years, and it is possible that Venezuela will be designated under U.S. accounting standards as a highly inflationary economy as early as December 31, 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official exchange rate, or we were required to use an unofficial, parallel currency-

exchange rate, our results of operations and cash flows would be negatively impacted. For a discussion of the risks related to our international operations, including Venezuela, see Part II, Item 1A. Risk Factors in this Form 10-Q.
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
Operating Activities
Net cash provided by operating activities in the first nine months of 2009 was $429 million, compared to net cash used of $1,401 million in the first nine months of 2008. The first nine months of 2009 included a net cash inflow for trade working capital of $287 million compared with a net cash outflow for trade working capital of $1,167 million in the first nine months of 2008. Operating activities in 2008 included the $980 million contribution made to the VEBA.
Investing Activities
Net cash used in investing activities was $517 million during the first nine months of 2009, compared to $1,122 million in the first nine months of 2008. Capital expenditures were $502 million in the first nine months of 2009, compared to $771 million in the 2008 period.
     During 2008, investing activities also include a cash outflow of $360 million related to funds invested in The Reserve Primary Fund due to the temporary delay in accessing our cash. During 2009, we received additional redemptions of $40 million with respect to our remaining investment in The Reserve Primary Fund, bringing our investment at September 30, 2009 to $31 million, net of a $5 million valuation allowance.
     In September 2009, Goodyear S.A. announced a cash tender offer to acquire any and all outstanding shares of our Polish tire subsidiary. In connection with this offer, we deposited approximately 280 million Polish zloty ($96 million at September 30, 2009) in an account restricted in use to the funding of share purchases pursuant to the tender offer. This balance is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet.
Financing Activities
Net cash provided by financing activities was $740 million in the first nine months of 2009 compared to $674 million in the first nine months of 2008. Financing activities in 2009 included net proceeds of $937 million from the issuance of our 10.5% senior notes due 2016 and $900 million of borrowings and $1,039 million of payments under our U.S. and European revolving credit facilities. Financing activities in 2008 included borrowings of approximately $522 million on the European revolving credit facility, $184 million on the pan-European accounts receivable securitization facility, and $700 million on the U.S. first lien revolving credit facility, and the repayment of our $650 million senior secured notes due 2011 and our $100 million 6 3/8% notes due 2008.
Credit Sources
In aggregate, we had total credit arrangements of $8,163 million available at September 30, 2009, of which $1,760 million were unused, compared to $7,127 million available at December 31, 2008, of which $1,671 million were unused. At September 30, 2009, we had long term credit arrangements totaling $7,640 million, of which $1,480 million were unused, compared to $6,646 million and $1,455 million, respectively, at December 31, 2008. At September 30, 2009, we had short term committed and uncommitted credit arrangements totaling $523 million, of which $280 million were unused, compared to $481 million and $216 million, respectively, at December 31, 2008. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes
At September 30, 2009, we had $2,844 million of outstanding notes as compared to $1,882 million at December 31, 2008. The increase in outstanding notes is due to our $1.0 billion senior notes offering completed in May 2009.
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
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under these facilities are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2009, our borrowing base under this facility was $66 million below the stated amount of $1.5 billion.
     At September 30, 2009, we had $800 million outstanding and $498 million of letters of credit issued under the revolving credit facility. At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At September 30, 2009 and December 31, 2008, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”), and a €350 million European revolving credit facility, which is available to the same German borrowers and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of September 30, 2009 and December 31, 2008, there were no borrowings under the German revolving credit facility. Under the European revolving credit facility, there were no borrowings as of September 30, 2009 and there were $182 million (€130 million) of borrowings, including $84 million (€60 million) of borrowings by the non-German borrowers, as of December 31, 2008. Letters of credit issued under the European revolving credit facility totaled $14 million (€10 million) as of September 30, 2009 and $16 million (€11 million) as of December 31, 2008.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. As of September 30, 2009 and December 31, 2008, the amount available and fully utilized under this program totaled $478 million (€328 million) and $483 million (€346 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long-term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $58 million and $61 million at September 30, 2009 and December 31, 2008, respectively.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2009 and 2008. The receivable financing programs of these subsidiaries did not utilize a special purpose entity. At September 30, 2009 and December 31, 2008, the gross amount of receivables sold was $128 million and $116 million, respectively.
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

Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of September 30, 2009, our availability under these facilities of $136 million, plus our Available Cash of $793 million, totaled $929 million, which is in excess of $150 million.

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
In addition, our €505 million senior secured European and German revolving credit facilities contain non-financial covenants similar to the non-financial covenants in our first lien revolving and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness (which is determined net of cash and cash equivalents in excess of $100 million) to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. As of September 30, 2009, we were in compliance with this financial covenant.
     There are no known future changes or new covenants to any of our existing debt obligations. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
     As of September 30, 2009, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities.
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

     The following table presents a calculation of EBITDA and the calculation of Covenant EBITDA in accordance with the definitions in our amended and restated credit facilities for the three and nine month periods ended September 30, 2009 and 2008. Other companies may calculate similarly titled measures differently than we do. Certain line items are presented as defined in the credit facilities and do not reflect amounts as presented in our Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Goodyear Net Income (Loss)	$72	$31	$(482)	$253
Interest Expense	85	73	228	238
United States and Foreign Taxes	38	66	3	217
Depreciation and Amortization Expense	159	176	471	494

EBITDA	354	346	220	1,202

Credit Facilities Adjustments:
Other Adjustments to Net Income (Loss) (1)	20	—	68	—
Minority Interest in Net Income of Subsidiaries	30	21	(17)	65
Other Non-Cash Items	10	7	30	19
Capitalized Interest and Other Interest Related Expense	9	12	30	26
Rationalization Charges (Reversals)	6	(3)	14	91

Covenant EBITDA	$429	$383	$345	$1,403

(1)	Includes the sale of certain properties in Akron, Ohio.
Credit Ratings
Our credit ratings as of the date of this report are presented below:

	S&P	Moody’s
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013	BB+	Baa3
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014	BB	Ba1
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012	BB+	Baa3
Floating Rate Senior Unsecured Notes due 2009 and 8.625% Senior Unsecured Notes due 2011	B+	B1
9% Senior Unsecured Notes due 2015	B+	B1
10.5% Senior Unsecured Notes due 2016	B+	B1
All other Senior Unsecured Debt	B+	B2
Corporate Rating (implied)	BB-	Ba3
Outlook	Negative	Negative
Although we do not request ratings from Fitch, that rating agency rates our secured debt facilities BB+ and our unsecured debt B.
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
Asset Acquisitions and Dispositions
In the third quarter of 2009, Goodyear S.A. announced a cash tender offer to acquire any and all outstanding shares of Polish tire company TC Debica S.A. for 59.52 Polish zloty per share. Goodyear S.A. currently owns 65.99 percent of TC Debica’s 13.8 million outstanding shares. In accordance with Polish regulations, the acceptance period for the tender offer began on October 12, 2009 and concludes at the close of business in Poland on November 10, 2009. The transaction will be funded with Goodyear’s cash and available credit.
     The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.
Recoverability of Goodwill
We completed our 2009 annual impairment analysis as of July 31st. Goodwill balances at September 30, 2009 were $94 million, $545 million and $71 million for North American Tire, EMEA and Asia Pacific Tire, respectively. For purposes of our annual impairment testing, we determined the estimated fair values using a discounted cash flow approach consistent with the methodology used for North American Tire at December 31, 2008. The key assumptions incorporated in the discounted cash flow approach include growth rates, projected segment operating income, changes in working capital, our plan for capital expenditures, anticipated funding for pensions, and a discount rate equal to our assumed long-term cost of capital. The annual impairment test indicated there is no impairment of goodwill. Fair value would have to decline over 65% for North American Tire, over 30% for EMEA and over 20% for Asia Pacific Tire to reduce fair value below carrying value. The discount rate used would have to increase over five percentage points for North American Tire, over four percentage points for EMEA and over two percentage points for Asia Pacific Tire or the assumed growth rate would have to be negative for all of the business units to indicate a potential impairment.
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
     In June 2009 the FASB issued a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of adopting this standard on our consolidated financial statements.
     In June 2009 the FASB issued a new standard pertaining to accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

COMMITMENT AND CONTINGENT LIABILITIES
Contractual Obligations
Significant updates to our contractual obligations and commitments to make future payments are provided below. Additional information regarding our contractual obligations and commitments can be found under the heading “Commitments and Contingent Liabilities” in our 2008 Form 10-K, as retrospectively adjusted by our Form 8-K filed on May 5, 2009, and in our Form 10-Q for the quarterly period ended June 30, 2009.

	Payment Due by Period as of December 31, 2008
							After
(In millions)	Total	1st Year	2nd Year	3rd Year	4th Year	5th Year	5 Years
Pension Benefits (1)	$2,527	$375	$413	$663	$538	$538	NA

(1)	Pension benefits have been revised to reflect updated funding estimates, which include the effects of enacted funding relief, 2009 funding valuations and other known events.
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	deteriorating economic conditions in any of our major markets, or an inability to access capital markets when necessary, may materially adversely affect our operating results, financial condition and liquidity;

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	work stoppages, financial difficulties or supply disruptions at our major OE customers, dealers or suppliers could harm our business;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	if we experience a labor strike, work stoppage or other similar event our financial position, results of operations and liquidity could be materially adversely affected;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	the challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI beginning in September 2009 or thereafter, upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in certain of our joint venture alliances (which include much of our operations in Europe);

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on our consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At September 30, 2009, 57% of our debt was at variable interest rates averaging 2.74% compared to 68% at an average rate of 3.83% at December 31, 2008. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances.
     We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There was one such interest rate contract outstanding at September 30, 2009. In October 2008, we entered into a basis swap with a counterparty under which we pay six-month LIBOR and receive one-month LIBOR plus a premium. This swap applies to $1.2 billion of notional principal and matures in October 2009. In the first nine months of 2009, the weighted average interest rates paid and received were 2.41% and 0.84%, respectively. Fair value gains and losses on this basis swap are recorded in Other (Income) and Expense. The fair value of the contract was $1 million and $10 million at September 30, 2009 and December 31, 2008, respectively, and was included in Other Current Liabilities.
     The following table presents fixed rate debt information at September 30:
(In millions)

Fixed Rate Debt	2009	2008
Carrying amount — liability	$2,452	$1,488
Fair value — liability	2,500	1,460
Pro forma fair value — liability	2,580	1,508
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2009 and 2008, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
Foreign Currency Exchange Risk
We enter into foreign currency contracts in order to reduce the impact of changes in foreign exchange rates on our consolidated results of operations and future foreign currency-denominated cash flows. Foreign currency forward and option contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans and royalty agreements, and forecasted purchases and sales. Contracts hedging short-term trade receivables and payables normally have no hedging designation.

     The following table presents foreign currency derivative information at September 30:

(In millions)	2009	2008
Fair value — asset (liability)	$(17)	$19
Pro forma change in fair value	(175)	(56)
Contract maturities	10/09-10/19	10/08-10/19
     The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
     Fair values are recognized on the Consolidated Balance Sheet at September 30 as follows:

(In millions)	2009	2008
Accounts Receivable	$13	$18
Prepaid Expenses and Other Current Assets	3	—
Other assets	—	6
Other current liabilities	33	5
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2009, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 96,600 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2009, approximately 300 new claims were filed against us and approximately 200 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2009 was $3 million and $13 million, respectively. At September 30, 2009, there were approximately 96,700 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 9, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
     Reference is made to Item 3 of Part I of our 2008 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2008 Form 10-K includes a detailed discussion of our risk factors. Certain of these risk factors were amended or updated in our Form 10-Q for the quarterly period ended June 30, 2009. The information presented below amends and updates our risk factors and should be read in conjunction with those prior disclosures.
     Due to the ratification of a new master collective bargaining agreement with the USW, the risk factor set forth below has been amended and restated.
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
     Due to economic conditions in Venezuela, the risk factor set forth below has been amended and restated.
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
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. For example, since 2003, Venezuela has imposed currency exchange controls that fix the exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and restrict the ability to exchange bolivar fuertes for dollars. These restrictions, which were tightened in early 2009, may delay or limit our ability to pay third-party and affiliated suppliers and to otherwise repatriate funds from Venezuela, which could materially adversely affect our financial condition and liquidity. In addition, if we are unable to pay these suppliers in a timely manner, they may cease supplying us. Venezuela has also imposed restrictions on the importation of certain raw materials. If these suppliers cease supplying us or we are unable to import necessary raw materials, we may need to reduce or halt production in Venezuela, which could materially adversely affect our results of operations. Furthermore, Venezuela may be designated as a highly inflationary economy. If that were to occur and the Venezuelan government devalues the bolivar fuerte, or we were required to translate our Venezuelan operation using an unofficial, parallel currency exchange rate, our results of operations and cash flows would be materially adversely affected.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2009. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
7/1/09-7/31/09	97	$11.48	—	—
8/1/09-8/31/09	74,388	$18.08	—	—
9/1/09-9/30/09	—	—	—	—

Total	74,485	$18.07	—	—

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: October 28, 2009	By	/s/ Thomas A. Connell
Thomas A. Connell, Vice President and Controller
(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the principal accounting officer of Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2009
INDEX OF EXHIBITS

Exhibit
Table
Item
No.		Description of Exhibit	Exhibit Number

10		Material Contracts

(a	)	Amendment No. 5 to Shareholders Agreement for the Europe JVC, dated as of July 1, 2009, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd.	10.1

12		Statement re Computation of Ratios

(a	)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

23		Consents

(a	)	Consent of Bates White, LLC.	23.1

31		302 Certifications

(a	)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b	)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32		906 Certifications

(a	)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

E-1