Form 10-K
period 2009-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2010-02-18
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐                         No ☑
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2009, was approximately $2.7 billion.
Shares of Common Stock, Without Par Value, outstanding at January 31, 2010:

242,215,323

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 13, 2010 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

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

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. Our 2009 net sales were $16.3 billion, and Goodyear’s net loss in 2009 was $375 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,500 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 57 manufacturing facilities in 23 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 69,000 full-time and temporary associates worldwide.

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

RECENT DEVELOPMENTS

Venezuelan Currency Devaluation.  On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte, and the establishment of a two-tier exchange structure. The official exchange rate has been changed from 2.15 bolivares fuertes to each U.S. dollar to 4.30 bolivares fuertes to each U.S. dollar, except in the case of the conversion of bolivares fuertes to U.S. dollars to pay for the importation of “essential goods,” for which the rate is 2.60 bolivares fuertes to each U.S. dollar. Some of the tires and raw materials that Goodyear’s Venezuelan subsidiary, Compania Anonima Goodyear de Venezuela (“Goodyear Venezuela”), imports into Venezuela have been classified as “essential goods,” while others have not. We are continuing to evaluate the list of goods classified by the Venezuelan government as “essential” to determine which exchange rate will apply to Goodyear Venezuela’s imports.

At December 31, 2009, without giving effect to the devaluation, we had $370 million in cash denominated in bolivares fuertes, third-party U.S. dollar-denominated accounts payable of $17 million, and U.S. dollar-denominated intercompany accounts payable of $127 million. We expect to record a charge in the first quarter of 2010 in connection with the remeasurement of our balance sheet to reflect the devaluation. If calculated at the 4.30 official exchange rate, the charge is expected to be approximately $150 million, net of tax. To the extent that any goods that Goodyear Venezuela imports are classified as “essential,” this impact could be reduced. The devaluation did not affect our 2009 results of operations or financial position.

Effective January 1, 2010, Venezuela’s economy is considered a highly inflationary economy under U.S. generally accepted accounting principles. Accordingly, all gains and losses resulting from the remeasurement of our financial statements are required to be recorded directly in the statement of operations. If in the future we convert bolivares fuertes at a rate other than the official exchange rate, we may realize additional gains or losses that would be recorded in the statement of operations.

For a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors” in this Form 10-K.

Debt Exchange Offer.  On February 2, 2010, we commenced an offer to exchange any and all of our $650 million in aggregate principal amount of 7.857% Notes due 2011 (the “2011 Notes”) for up to $702 million in aggregate principal amount of a new series of 8.75% Notes due 2020. Concurrent with the exchange offer, we are soliciting consents from the holders of the 2011 Notes to amend the terms of the indenture that governs the 2011 Notes. The proposed amendments, if adopted, would delete many of the restrictive covenants and certain events of default in the indenture governing the 2011 Notes. The new notes will be our unsecured senior obligations and will be guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities. The exchange offer and consent solicitation will expire on March 2, 2010, unless extended or earlier terminated by us. The completion of the exchange offer and consent solicitation is subject to the satisfaction of certain conditions, including that we receive valid tenders, not validly withdrawn, of at least $260 million in aggregate principal of the 2011 Notes.

The Reserve Primary Fund.  On January 29, 2010, we received a distribution of $24 million from The Reserve Primary Fund.

DESCRIPTION OF GOODYEAR’S BUSINESS

General Segment Information

For the year ended December 31, 2009, we operated our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire. As a result of our sale of substantially all of our Engineered Products business on July 31, 2007, we have reported results of that segment as discontinued operations for 2007.

Financial Information About Our Segments

Financial information related to our operating segments for the three year period ended December 31, 2009 appears in the Note to the Consolidated Financial Statements No. 17, Business Segments.

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

Our principal products are new tires for most applications. Approximately 83% of our sales in 2009 were for new tires, compared to 82% in 2008 and 84% in 2007. Sales of chemical products and natural rubber to unaffiliated customers were 4% in 2009, 6% in 2008 and 5% in 2007 of our consolidated sales (9%, 14% and 11% of North American Tire’s total sales in 2009, 2008 and 2007, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2009	2008	2007

North American Tire	77%	73%	78%
Europe, Middle East and Africa Tire	88	88	92
Latin American Tire	93	92	90
Asia Pacific Tire	83	82	81

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.

Goodyear does not include motorcycle, all terrain vehicle or consigned tires in reporting tire unit sales.

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2009	2008	2007

North American Tire	62.7	71.1	81.3
Europe, Middle East and Africa Tire	66.0	73.6	79.6
Latin American Tire	19.1	20.0	21.8
Asia Pacific Tire	19.2	19.8	19.0

Goodyear worldwide tire units	167.0	184.5	201.7

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2009	2008	2007

Replacement tire units	128.0	134.1	141.9
OE tire units	39.0	50.4	59.8

Goodyear worldwide tire units	167.0	184.5	201.7

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Hankook, Pirelli, Toyo, Yokohama and various regional tire manufacturers.

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

Although we do not consider our tire businesses to be seasonal to any significant degree, we historically sell more replacement tires in North American Tire and Europe, Middle East and Africa Tire during the third quarter.

Global Alliance

We have a global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”). Under the global alliance, we own 75% and SRI owns 25% of two companies, Goodyear Dunlop Tires Europe B.V. (“GDTE”) and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”). GDTE owns and operates substantially all of our tire businesses in Western Europe. GDTNA owns the Dunlop brand and operates certain related businesses in North America. In Japan, we own 25%, and SRI owns 75%, of two companies, one for the sale of Goodyear brand passenger and truck tires for replacement in Japan and the other for the sale of Goodyear brand and Dunlop brand tires to vehicle manufacturers in Japan. We also own 51%, and SRI owns 49%, of a company that coordinates and disseminates both commercialized tire technology and non-commercialized technology among Goodyear and SRI, the joint ventures and their respective affiliates, and we own 80%, and SRI owns 20%, of a global purchasing company. The global alliance also provided for the investment by Goodyear and SRI in the common stock of the other.

SRI has the right to require us to purchase its ownership interests in GDTE and GDTNA, which we refer to as “exit rights,” if there is a change in control of Goodyear, a bankruptcy of Goodyear or a breach, subject to notice and the opportunity to cure, of the global alliance agreements by Goodyear that has a material adverse effect on the rights of SRI or its affiliates under the global alliance agreements, taken as a whole. In addition, SRI has exit rights upon the occurrence of the following events:

•	the adoption or material revision of a business plan for GDTE or GDTNA if SRI disagrees with the adoption or revision;
•	certain acquisitions, investments or dispositions exceeding 10% but less than 20% of the fair market value of GDTE or GDTNA or the acquisition by GDTE or GDTNA of all or a material portion of another tire manufacturer or tire distributor;
•	if SRI decides not to subscribe to its pro rata share of any permitted new issue of non-voting equity capital authorized pursuant to the provisions of the shareholders agreements relating to GDTE or GDTNA;
•	if GDTE, GDTNA or Goodyear takes an action which, in the reasonable opinion of SRI, has, or is likely to have, a continuing material adverse effect on the tire business relating to the Dunlop brand; or
•	if at any time SRI’s ownership of the shares of GDTE or GDTNA is less than 10% of the equity capital of that joint venture company.

SRI must give written notice to Goodyear of its intention to exercise its exit rights no later than three months from the date such exit rights became exercisable, except that notice of SRI’s intention to exercise its exit rights upon the occurrence of the event described in the last bullet point above may be given as long as SRI’s share ownership is less than 10%. If SRI were to exercise any of its exit rights, the global alliance agreements provide that the purchase price would be based on the fair value of SRI’s 25% minority shareholder’s interest in GDTE and GDTNA. The purchase price would be determined through a negotiation process where, if no mutually agreed purchase price was determined, a binding arbitration process would determine the purchase price. Goodyear would retain the rights to the Dunlop brand in Europe and North America following any such purchase. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.

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

Goodyear brand radial passenger tire lines sold in the United States and Canada include Assurance, Assurance Fuel Max, Assurance featuring TripleTred Technology and Assurance featuring ComforTred Technology for the premium market; Eagle, for the high performance market, and RunOnFlat extended mobility technology (“ROF” or “EMT”) tires. The major lines of Goodyear brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks are Wrangler featuring technologies including MT/R with Kevlar, and DuraTrac; and Fortera featuring TripleTred Technology. Goodyear also offers Dunlop brand radial passenger tire lines including Signature and SP Sport performance tires, and Dunlop brand radials for light trucks such as the Rover and Grandtrek lines. Additionally, North American Tire also manufactures and sells several lines of Kelly and Fierce brands, as well as house and private brand radial passenger and light truck tires in the United States and Canada.

North American Tire manufactures and sells all-steel, radial medium truck tires under the Goodyear, Dunlop and Kelly brands, for use on commercial trucks and trailers.

North American Tire also:

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,
•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•	provides automotive maintenance and repair services at approximately 700 retail outlets primarily under the Goodyear or Just Tires names,
•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from 178 Wingfoot Commercial Centers,
•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•	sells chemical and natural rubber products to Goodyear’s other business segments and to unaffiliated customers, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by North American Tire during the periods indicated were:

NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2009	2008	2007

Replacement tire units	50.0	51.4	55.7
OE tire units	12.7	19.7	25.6

Total tire units	62.7	71.1	81.3

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

Europe, Middle East And Africa Tire

Europe, Middle East and Africa Tire (“EMEA”), our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, motorcycles, trucks, farm implements and construction equipment throughout Europe, the Middle East and Africa, exports tires to other regions of the world and provides miscellaneous other products and services. EMEA manufactures tires in 16 plants in England, France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey. EMEA:

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

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by EMEA during the periods indicated were:

EUROPE, MIDDLE EAST AND AFRICA TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2009	2008	2007

Replacement tire units	52.8	55.9	58.8
OE tire units	13.2	17.7	20.8

Total tire units	66.0	73.6	79.6

EMEA is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Europe, the Middle East and Africa.

EMEA’s main competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.

Goodyear and Dunlop brand tires are sold in several replacement areas served by EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Fulda, Debica and Sava brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 200 are owned by Goodyear.

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

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by Latin American Tire during the periods indicated were:

LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2009	2008	2007

Replacement tire units	13.1	13.9	14.7
OE tire units	6.0	6.1	7.1

Total tire units	19.1	20.0	21.8

Latin American Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in the region. Goodyear brand tires are sold for replacement primarily through independent dealers. Significant competitors include Pirelli, Bridgestone, Michelin and Continental.

Asia Pacific Tire

Our Asia Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, farm, construction and mining equipment and the aviation industry throughout the Asia Pacific region. Asia Pacific Tire manufactures tires in eight plants in China, India, Indonesia, Japan, Malaysia, Taiwan and Thailand. Asia Pacific Tire also:

•	retreads truck tires and aviation tires,
•	manufactures tread rubber and other tire retreading materials for truck and aviation tires,
•	provides automotive maintenance and repair services at retail outlets, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and OE customers served by Asia Pacific Tire during the periods indicated were:

ASIA PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2009	2008	2007

Replacement tire units	12.1	12.9	12.7
OE tire units	7.1	6.9	6.3

Total tire units	19.2	19.8	19.0

Asia Pacific Tire’s major competitors are Bridgestone and Michelin along with many other global brands present in different areas, including Continental, Dunlop, Yokohama, Pirelli, and a large number of regional and local tire producers.

Asia Pacific Tire sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires are sold in smaller quantities such as Kelly, Fulda and Sava. Tires are sold through a network of licensed or franchised stores and multi-brand retailers through a network of wholesale dealers. In Australia and New Zealand, we also operate a network of approximately 400 retail stores under the Beaurepaires and Frank Allen brands.

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

The principal raw materials used by Goodyear are natural and synthetic rubber. Natural rubber typically accounts for significantly more than half of all rubber consumed by us on an annual basis. We purchase all of our requirements for natural rubber in the world market. Our plants located in Beaumont, and Houston, Texas, supply the major portion of our synthetic rubber requirements in North America. We purchase a significant amount of our synthetic rubber requirements outside North America from third parties.

Significant quantities of steel cord are used for radial tires, a portion of which we produce. Other important raw materials we use are carbon black, fabrics and petrochemical-based commodities. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials we will require during 2010, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

In 2009, raw material costs decreased by approximately 2% in our tire businesses compared to 2008, primarily driven by a decrease in the cost of natural and synthetic rubber. Based on our current projections, we expect raw material costs for the first half of 2010 to decrease about 5% when compared to the same period of 2009, with a first quarter decrease of approximately 15%. The second half of the year should reflect increases approaching 30% as compared to the same period in 2009. However, natural rubber prices and petrochemical-based commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.

Patents and Trademarks

We own approximately 2,500 product, process and equipment patents issued by the United States Patent Office and approximately 3,700 patents issued or granted in other countries around the world. We also have licenses under numerous patents of others. We have approximately 500 applications for United States patents pending and approximately 2,100 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own, control or use approximately 1,700 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 11,200 registrations and 800 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

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

Research and Development

Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2009	2008	2007

Research and development expenditures	$337	$366	$372

Employees

At December 31, 2009, we employed approximately 69,000 full-time and temporary people throughout the world, including approximately 39,000 people covered under collective bargaining agreements. At December 31, 2008, we employed approximately 75,000 full-time and temporary people throughout the world, including approximately 42,000 people covered under collective bargaining agreements. Approximately 10,000 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers (“USW”), which expires in July 2013. Approximately 17,000 of our employees outside of the United States are covered by union contracts which currently have expired or that will expire in 2010, primarily in Brazil, Germany, Turkey and South Africa. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.

Compliance with Environmental Regulations

We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects will be approximately $68 million during 2010 and approximately $62 million during 2011.

We expended approximately $47 million during 2009, and expect to expend approximately the same amount during both 2010 and 2011 to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.

In the future, we may incur increased costs and additional charges associated with environmental compliance and cleanup projects necessitated by the identification of new waste sites, the impact of new environmental laws and regulatory standards, or the availability of new technologies. Compliance with Federal, state and local environmental laws and regulations in the future may require a material increase in our capital expenditures and could adversely affect our earnings and competitive position.

INFORMATION ABOUT INTERNATIONAL OPERATIONS

We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 23 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2009 appears in the Note to the Consolidated Financial Statements No. 17, Business Segments, and is incorporated herein by reference.

In addition to the ordinary risks of the marketplace, in some countries our operations are affected by price controls, import controls, labor regulations, tariffs, extreme inflation and/or fluctuations in currency values. Furthermore, in certain countries where we operate, transfers of funds into or out of such countries are generally or periodically subject to various restrictive governmental regulations. See “Item 1A. Risk Factors” for a discussion of the risks related to our international operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive and certain other officers of the Company at February 18, 2010, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Robert J. Keegan	Chairman of the Board, Chief Executive Officer and President	62
Mr. Keegan joined Goodyear on October 1, 2000. He was elected President and Chief Operating Officer and a Director of the Company on October 3, 2000, and President and Chief Executive Officer of the Company effective January 1, 2003. Effective June 30, 2003, he became Chairman. He is the principal executive officer of the Company.

Richard J. Kramer	Chief Operating Officer	46
Mr. Kramer joined Goodyear on March 6, 2000, when he was appointed a Vice President for corporate finance. On April 10, 2000, Mr. Kramer was elected Vice President — Corporate Finance, serving in that capacity as the Company’s principal accounting officer until August 6, 2002, when he was elected Vice President, Finance — North American Tire. Effective August 28, 2003, he was appointed and, on October 7, 2003, he was elected Senior Vice President, Strategic Planning and Restructuring. He was elected Executive Vice President and Chief Financial Officer on June 1, 2004. Mr. Kramer was elected President, North American Tire on March 14, 2007 and continued to serve as Chief Financial Officer until August 7, 2007. On June 2, 2009, Mr. Kramer was elected Chief Operating Officer and continued to serve as President, North American Tire until February 16, 2010. Mr. Kramer is the executive officer responsible for Goodyear’s global operations.

Curt J. Andersson	President, North American Tire	48
Mr. Andersson was appointed President, North American Tire on February 16, 2010. Mr. Andersson is the executive officer responsible for Goodyear’s tire operations in North America. Prior to joining Goodyear, Mr. Andersson was President of the Crouse-Hinds division of Cooper Industries plc, a global manufacturer of electrical products, for the past six years.

Arthur de Bok	President, Europe, Middle East and Africa Tire	47
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

Eduardo A. Fortunato	President, Latin American Tire	56
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

Pierre E. Cohade	President, Asia Pacific Tire	48
Mr. Cohade joined Goodyear in October 2004 and was elected President, Asia Pacific Tire on October 5, 2004. Mr. Cohade is the executive officer responsible for Goodyear’s tire operations in Asia, Australia and the Western Pacific.

Darren R. Wells	Executive Vice President and Chief Financial Officer	44
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

Name	Position(s) Held	Age

Damon J. Audia	Senior Vice President, Finance and Treasurer	39
Mr. Audia joined Goodyear in December 2004 as Assistant Treasurer, Capital Markets and was elected Vice President and Treasurer effective March 14, 2007. On December 9, 2008, Mr. Audia was elected Senior Vice President, Finance and Treasurer. Mr. Audia is the executive officer responsible for Goodyear’s treasury, risk management, investor relations and tax functions.

David L. Bialosky	Senior Vice President, General Counsel and Secretary	52
Mr. Bialosky was elected Senior Vice President, General Counsel and Secretary effective September 23, 2009. He is Goodyear’s chief legal officer. Prior to joining Goodyear, Mr. Bialosky served in legal positions of increasing responsibility at TRW Inc., TRW Automotive Inc. and TRW Automotive Holdings Corp. for 20 years, including most recently as Executive Vice President, General Counsel and Secretary of TRW Automotive Holdings (and its predecessor, TRW Automotive), a global supplier of automotive parts, from April 2004 until September 2009.

John D. Fish	Senior Vice President, Global Operations	52
Mr. Fish was elected Senior Vice President, Global Operations on October 6, 2009. He is the executive officer responsible for Goodyear’s global manufacturing and related supply chain activities. Prior to joining Goodyear, Mr. Fish served in operations, manufacturing and supply chain positions of increasing responsibility at General Electric Company for almost 29 years, including most recently as Vice President of consumer global supply chain for GE’s Consumer and Industrial business from 2004 until October 2009.

Jean-Claude Kihn	Senior Vice President and Chief Technical Officer	50
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

Joseph B. Ruocco	Senior Vice President, Human Resources	50
Mr. Ruocco was appointed Senior Vice President, Human Resources on August 1, 2008, and was elected to that position on August 5, 2008. Mr. Ruocco is the executive officer responsible for Goodyear’s human resources activities worldwide. Prior to joining Goodyear, Mr. Ruocco served in human resources positions of increasing responsibility at General Electric Company for 23 years, including as Vice President, Human Resources, GE Consumer and Industrial from December 2003 to December 2006, and Vice President, Human Resources, GE Industrial from December 2006 to July 2008.

Charles L. Sinclair	Senior Vice President, Global Communications	58
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

Thomas A. Connell	Vice President and Controller, and Chief Information Officer	61
Mr. Connell joined Goodyear on September 1, 2003 and served as Vice President and Controller until February 2008. Mr. Connell was elected Vice President and Chief Information Officer effective March 1, 2008 and was elected Vice President and Controller on December 9, 2008. Mr. Connell is Goodyear’s principal accounting officer and is the executive officer responsible for Goodyear’s information technology function.

Isabel H. Jasinowski	Vice President, Government Relations	61
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Government Relations in 1995. On April 2, 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. She has been a Goodyear employee since 1981.

Name	Position(s) Held	Age

Stephen R. McClellan	President, Consumer Tires, North American Tire	44
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

Richard J. Noechel	Vice President, Finance, North American Tire	41
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

Mark W. Purtilar	Vice President and Chief Procurement Officer	49
Mr. Purtilar was elected Vice President and Chief Procurement Officer effective September 17, 2007. He is the executive officer primarily responsible for Goodyear’s global procurement activities. Prior to joining Goodyear, Mr. Purtilar was vice president of global procurement for commercial vehicle systems at ArvinMeritor Automotive Inc., a global supplier of automotive parts, from 2004 until September 2007.

Michel Rzonzef	President, Eastern Europe, Middle East and Africa Countries, Europe, Middle East and Africa Tire	46
Mr. Rzonzef served in various managerial, sales and marketing, and engineering posts until December 1, 2002 when he was appointed Vice President, Sales and Marketing for our former Eastern Europe, Middle East and Africa Tire strategic business unit. Effective February 1, 2008, Mr. Rzonzef was appointed President, Eastern Europe, Middle East and Africa Countries within our Europe, Middle East and Africa Tire strategic business unit. He has been a Goodyear employee since 1988.

Laura K. Thompson	Vice President, Business Development	45
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

If we do not achieve projected savings from our cost reduction initiatives, including our new USW collective bargaining agreement, or successfully implement other strategic initiatives our operating results, financial condition and liquidity may be materially adversely affected.

Our business continues to be impacted by trends that have negatively affected the tire industry in general, and several of these trends were made more acute during the global recession in 2009. These negative trends include industry overcapacity, which limits our ability to obtain price relief, difficult economic conditions in many parts of the world, which depresses demand for original equipment tires and replacement tires in both our consumer and commercial businesses, volatile and high raw material and energy costs, which increase the cost of manufacturing, and increasing competition from low-cost manufacturers. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected. Unlike most other tire manufacturers, we also face the continuing burden of legacy pension costs.

In order to offset the impact of these trends, we continue to implement various cost reduction initiatives and expect to achieve $1.0 billion in aggregate gross cost savings from 2010 through 2012 through our four-point cost savings plan, which includes expected savings from continuous improvement initiatives, including savings under our USW agreement described below, increased low-cost country sourcing, high-cost capacity reductions and reduced selling, administrative and general expenses.

We have entered into a new four-year contract with the USW in September 2009 for our seven USW-represented tire plants in the United States. The new contract enhances the competitiveness of those plants through improvements in productivity, wage and benefit savings and added flexibility. These changes are expected to provide us with cost savings of approximately $215 million over the term of the contract. Combined with savings realized through pre-bargain agreements to reduce staffing levels at five plants, the Company expects to realize $555 million in total savings over the term of the agreements. If we fail to successfully implement the improvements in productivity and flexibility permitted by our new USW agreements, we may be unable to realize all of the expected cost savings and our competitive position may be harmed. In turn, our results of operations and financial condition could be materially adversely affected.

Our performance is also dependent on our ability to continue to improve the proportion, or mix, of higher margin tires we sell. In order to continue this improvement, we must be successful in marketing and selling products that offer higher margins such as the Assurance, Fuel Max, Eagle and Fortera lines of tires and in developing additional higher margin tires that achieve broad market acceptance in North America and elsewhere. Shifts in consumer demand away from higher margin tires could materially adversely affect our business.

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

The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties and access to capital markets. We may need to undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed. These actions may include the issuance of additional debt or equity.

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

New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Pirelli, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries. Our ability to compete successfully will depend, in significant part, on our ability to continue to innovate and manufacture the types of tires demanded by consumers, and to reduce costs by such means as reducing excess capacity, leveraging global purchasing, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If we are unable to compete successfully, our market share may decline, materially adversely affecting our results of operations and financial condition.

Our pension plans are significantly underfunded and, in the future, the underfunding levels of our pension plans and our pension expenses could materially increase.

Many of our U.S. and our non-U.S. employees participate in defined benefit pension plans, although effective December 31, 2008 we froze our U.S. salaried pension plans and effective August 29, 2009 we closed participation in our U.S. hourly pension plans for employees covered by the United Steelworkers master labor contract. We have experienced periods of declines in interest rates and pension asset values. As a result, our pension plans are significantly underfunded. Further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans in 2010 and beyond and affect the level and timing of required contributions in 2011 and beyond. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $1,931 million and $784 million, respectively, at December 31, 2009, and we currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $200 million to $225 million in 2010, and $400 million to $450 million in 2011. The current underfunded status of our pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase our required contributions and pension expenses, which could impair our ability to achieve or sustain future profitability.

Higher raw material and energy costs may materially adversely affect our operating results and financial condition.

Raw material costs increased significantly over the past few years, and may continue to do so, driven by increases in prices of petrochemical-based commodities and natural rubber. Market conditions may prevent us from passing these increased costs on to our customers through timely price increases. Additionally, higher raw material costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate.

Financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major OE customers, dealers or suppliers could harm our business.

The recent recessionary economic conditions in many parts of the world have negatively impacted our operations in several ways. For instance, market turmoil and tightening credit has led to a lack of consumer confidence and a widespread reduction of business activity generally and specifically to a significant decline in vehicle purchases from our OE customers, which reduces our net sales. In 2009, our OE customers experienced significant difficulty, particularly in the U.S., due to the severe weakness of the North American auto industry. As a result, both General Motors and Chrysler filed for bankruptcy in 2009.

Although sales to our OE customers account for less than 20% of our net sales, demand for our products by OE customers and production levels at our facilities are directly related to automotive vehicle production. We continued to experience declines in sales volume during 2009 compared to 2008 due to reduced production at our OE customers in response to lower demand for new vehicles and weakness in demand for replacement tires. The decline in our sales volume and the resulting production cuts have resulted in additional under-absorbed fixed costs. We may also experience a future decline in sales volume due to a continued decline in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs or continued weakness in demand for replacement tires, possibly resulting in additional under-absorbed fixed costs at our production facilities. Automotive production can also be affected by labor relation issues, financial difficulties or supply disruptions. Our OE customers could experience production disruptions resulting from their own or supplier labor, financial or supply difficulties. Such events may cause an OE customer to reduce or suspend vehicle production. As a result, an OE customer could halt or significantly reduce purchases of our products, which would harm our results of operations, financial condition and liquidity.

In addition, the further bankruptcy, restructuring or consolidation of one or more of our major OE customers, dealers or suppliers could result in the write-off of accounts receivable, a reduction in purchases of our products or a supply disruption to our facilities, which could negatively affect our results of operations, financial condition and liquidity.

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

We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Approximately 17,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2010 primarily in Brazil, Germany, Turkey and South Africa. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.

We have a substantial amount of debt. As of December 31, 2009, our debt (including capital leases) on a consolidated basis was approximately $4.5 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

The indentures and other agreements governing our secured credit facilities, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

•	incur additional debt or issue redeemable preferred stock;
•	pay dividends or make certain other restricted payments or investments;
•	incur liens;
•	sell assets;
•	incur restrictions on the ability of our subsidiaries to pay dividends to us;
•	enter into affiliate transactions;
•	engage in sale/leaseback transactions; and
•	engage in certain mergers or consolidations or transfers of substantially all of our assets.

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

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2009, we had approximately $2.0 billion of variable rate debt outstanding.

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

We are among many defendants named in legal proceedings involving claims of individuals relating to alleged exposure to asbestos. At December 31, 2009, approximately 90,200 claims were pending against us alleging various asbestos-related personal injuries purported to have resulted from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past or to asbestos in certain of our facilities. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

Because of the uncertainties related to such claims, it is possible that we may incur a material amount in excess of our current reserve for such claims. In addition, if any of the foregoing risks were to materialize, the resulting costs could have a material adverse impact on our liquidity, financial position and results of operations in future periods. For further information regarding our asbestos liabilities, refer to the Note to the Consolidated Financial Statements, No. 20, Commitments and Contingent Liabilities.

We may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity.

We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. In that case, we may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $800 million in letters of credit under our $1.5 billion U.S. senior secured first lien credit facility. As of December 31, 2009, we had $494 million in letters of credit issued and $892 million of remaining availability under this facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.

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

NHTSA’s regulatory authority was expanded in November 2000 as a result of the enactment of the Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act. The TREAD Act imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to conform with revised and more rigorous tire testing standards. Compliance with the TREAD Act regulations has increased, and will continue to increase, the cost of producing and distributing tires in the United States. In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial position.

In addition, as required by the enactment of an omnibus energy bill in December 2007, NHTSA will establish a national tire fuel efficiency consumer information program. While the Federal law will pre-empt state tire fuel efficiency laws adopted after January 1, 2006, we may become subject to additional tire fuel efficiency legislation, either in the United States or other countries.

Our European operations are subject to regulation by the European Union. In 2009, two important regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets minimum performance standards that tires need to meet for rolling resistance, wet grip braking and noise in order to be sold in the European Union, and will become effective between 2012 and 2020. The Tire Labeling Regulation applies to all tires produced after July 1, 2012 and requires that tires be labeled to inform consumers about the tire’s fuel efficiency, wet grip and noise characteristics. Additional rules necessary to implement these regulations still need to be proposed by the European Commission and agreed upon with the national governments and the European Parliament.

These U.S. and European regulations, rules adopted to implement these regulations, or other similar regulations that may be adopted in the United States, Europe or elsewhere in the future may require us to alter or increase our capital spending and research and development plans or cease the production of certain tires, which could have a material adverse affect on our operating results.

Laws and regulations governing environmental and occupational safety and health are complicated, change frequently and have tended to become stricter over time. As a manufacturing company, we are subject to these laws and regulations both inside and outside the United States. We may not be in complete compliance with such laws and regulations at all times. Our costs or liabilities relating to them may be more than the amount we have reserved, and that difference may be material.

In addition, our manufacturing facilities may become subject to further limitations on the emission of “greenhouse gases” due to public policy concerns regarding climate change issues or other environmental or health and safety concerns. While the form of any additional regulations cannot be predicted, a “cap-and-trade” system similar to the one adopted in the European Union could be adopted in the United States. Any such “cap-and-trade” system (including the system currently in place in the European Union) or other limitations imposed on the emission of “greenhouse gases” could require us to increase our capital expenditures, use our cash to acquire emission credits or restructure our manufacturing operations, which could have a material adverse affect on our operating results, financial condition and liquidity.

Compliance with the laws and regulations described above or any of the myriad of applicable foreign, Federal, state and local laws and regulations currently in effect or that may be adopted in the future could materially adversely affect our competitive position, operating results, financial condition and liquidity.

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

For example, since 2003, Venezuela has imposed currency exchange controls that fix the exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and restrict the ability to exchange bolivares fuertes for dollars. These restrictions, which were tightened in early 2009, may delay or limit our ability to pay third-party and affiliated suppliers and to otherwise repatriate funds from Venezuela, which could materially adversely affect our financial condition and liquidity. In addition, if we are unable to pay these suppliers in a timely manner, they may cease supplying us. Venezuela has also imposed restrictions on the importation of certain raw materials. If these suppliers cease supplying us or we are unable to import necessary raw materials, we may need to reduce or halt production in Venezuela, which could materially adversely affect our results of operations.

Furthermore, effective January 1, 2010, Venezuela’s economy is considered highly inflationary under U.S. generally accepted accounting principles. Accordingly, all gains and losses resulting from the remeasurement of our financial statements are required to be recorded directly in the statement of operations. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte, and the establishment of a two-tier exchange structure. As a result, we expect to record a charge in the first quarter of 2010 in connection with the remeasurement of our balance sheet to reflect the devaluation. If calculated at the new official exchange rate of 4.30 bolivares fuertes to each U.S. dollar, the charge is expected to be approximately $150 million, net of tax. If in the future we convert bolivares fuertes at a rate other than the official exchange rate, we may realize additional gains or losses that would be recorded in the statement of operations. For further information regarding the Venezuelan currency devaluation and its anticipated impact on Goodyear, see “Item 1. Business — Recent Developments — Venezuelan Currency Devaluation.”

The future results of our Venezuelan operations will be affected by many factors, including our ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, economic conditions in Venezuela such as inflation and consumer spending, and the availability of raw materials, utilities and energy. Goodyear Venezuela contributes a significant portion of the sales and operating income of our Latin American Tire segment. As a result, any disruption of Goodyear Venezuela’s operations or of our ability to pay suppliers or repatriate funds from Venezuela could have a material adverse impact on the future performance of our Latin American Tire segment and could materially adversely affect our results of operations, financial condition and liquidity.

We have foreign currency translation and transaction risks that may materially adversely affect our operating results.

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2009, foreign currency translation unfavorably affected sales by $699 million and favorably affected segment operating income by $22 million compared to the year ended December 31, 2008. The volatility of currency exchange rates may materially adversely affect our operating results.

The terms and conditions of our global alliance with Sumitomo Rubber Industries, Ltd. provide for exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s interest in our European and North American joint ventures.

Under the global alliance agreements between us and SRI, SRI has the right to require us to purchase its ownership interests in GDTE and GDTNA if certain triggering events have occurred, including certain bankruptcy events, changes in control of Goodyear or breaches of the global alliance agreements. While we have not done any current valuation of these businesses, any payment required to be made to SRI pursuant to an exit under the terms of the global alliance agreements could be substantial. We cannot assure you that our operating performance, cash flow and capital resources would be sufficient to make such a payment or, if we were able to make the payment, that there would be sufficient funds remaining to satisfy our other obligations. The withdrawal of SRI from the global alliance could also have other adverse effects on our business, including the loss of technology and purchasing synergies. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.”

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

We manufacture our products in 57 manufacturing facilities located around the world including 17 plants in the United States.

North American Tire Manufacturing Facilities.  North American Tire owns (or leases with the right to purchase at a nominal price) and operates 20 manufacturing facilities in the United States and Canada.

•	10 tire plants (8 in the United States and 2 in Canada),
•	1 steel tire wire cord plant,
•	4 chemical plants,
•	1 tire mold plant,
•	1 tire retread plant,
•	2 aviation retread plants, and
•	1 mix plant in Canada.

These facilities have floor space aggregating approximately 24 million square feet.

Europe, Middle East And Africa Tire Manufacturing Facilities.  Europe, Middle East and Africa Tire owns and operates 20 manufacturing facilities in 9 countries, including:

•	16 tire plants,
•	1 steel tire wire cord plant,
•	1 tire mold and tire manufacturing machines facility,
•	1 aviation retread plant, and
•	1 mix plant.

These facilities have floor space aggregating approximately 21 million square feet.

Latin American Tire Manufacturing Facilities.  Latin American Tire owns and operates 8 manufacturing facilities in 5 countries, including 6 tire plants, 1 tire retread plant, and 1 aviation retread plant. These facilities have floor space aggregating approximately 6 million square feet.

Asia Pacific Tire Manufacturing Facilities.  Asia Pacific Tire owns and operates 9 manufacturing facilities in 7 countries, including 8 tire plants and 1 aviation retread plant. These facilities have floor space aggregating approximately 5 million square feet.

Plant Utilization.  Our worldwide tire capacity utilization rate was approximately 73% during 2009 compared to approximately 78% in 2008 and 86% in 2007. Our 2009 and 2008 utilization decreased due to the production cuts we made in response to the global recessionary economic conditions.

Other Facilities.  We also own and operate three research and development facilities and technical centers, and three tire proving grounds. We also operate approximately 1,500 retail outlets for the sale of our tires to consumer and commercial customers, approximately 50 tire retreading facilities and approximately 170 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 9, Property, Plant and Equipment and No. 10, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.

Asbestos Litigation

We are currently one of several defendants in civil actions pending in various state and Federal courts involving approximately 90,200 claimants (as of December 31, 2009) relating to their alleged exposure to materials containing asbestos in products manufactured by us or asbestos materials at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in Goodyear facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $20 million during 2009. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief.

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

No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 2009.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market for our common stock is the New York Stock Exchange (Stock Exchange Symbol: GT).

Information relating to the high and low sale prices of shares of our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 121, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. We have not declared any cash dividends in the three most recent fiscal years. At December 31, 2009, there were 21,326 record holders of the 242,202,419 shares of our common stock then outstanding.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2009. These shares, if any, are delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
10/1/09-10/31/09	3,218	$15.57	—	—
11/1/09-11/30/09	15,572	14.27	—	—
12/1/09-12/31/09	—	—	—	—
Total	18,790	$14.49	—	—

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards at December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

			Number of Shares
			Remaining Available for
	Number of Shares to be	Weighted Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	13,765,962	$15.86	9,810,373	(1)
Equity compensation plans not approved by shareholders(2)(3)	857,960	$17.19	—

Total	14,623,922	$15.94	9,810,373

(1)	Under our equity-based compensation plans, up to a maximum of 2,063,071 performance shares in respect of performance periods ending on or subsequent to December 31, 2009, and 478,406 shares of time-vested restricted stock have been awarded. In addition, up to 59,065 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

(2)	Our Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations provided for the issuance of up to 3,500,000 shares of common stock upon the exercise of stock options granted to employees represented by the United Steelworkers of America at various manufacturing plants. No eligible employee received an option to purchase more than 200 shares of common stock. Options were granted on December 4, 2000 and September 3, 2001 to 19,983 eligible employees. Each option has a term of ten years and is subject to certain vesting requirements over two or three year periods. The options granted on December 4, 2000 have an exercise price of $17.68 per share. The options granted on September 3, 2001 have an exercise price of $25.03 per share. No additional options may be granted under this Plan, which expired September 30, 2001, except with respect to options then outstanding.

(3)	Our Hourly and Salaried Employees Stock Option Plan provided for the issuance of up to 600,000 shares of common stock pursuant to stock options granted to selected hourly and non-executive salaried employees of Goodyear and its subsidiaries. Options in respect of 117,610 shares of common stock were granted on December 4, 2000, each having an exercise price of $17.68 per share and options in respect of 294,690 shares of common stock were granted on September 30, 2002, each having an exercise price of $8.82 per share. Each option granted has a ten-year term and is subject to certain vesting requirements. This Plan expired on December 31, 2002, except with respect to options then outstanding.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2009(2)	2008(3)	2007(4)	2006(5)	2005(6)

Net Sales	$16,301	$19,488	$19,644	$18,751	$18,098
Income (Loss) from Continuing Operations	$(364)	$(23)	$190	$(280)	$202
Discontinued Operations	—	—	463	43	115

Income (Loss) before Cumulative Effect of Accounting Change	(364)	(23)	653	(237)	317
Cumulative Effect of Accounting Change	—	—	—	—	(11)

Net Income (Loss)	(364)	(23)	653	(237)	306
Less: Minority Shareholders’ Net Income	11	54	70	111	95

Goodyear Net Income (Loss)	$(375)	$(77)	$583	$(348)	$211

Goodyear Income (Loss) Per Share — Basic:
Income (Loss) from Continuing Operations	$(1.55)	$(0.32)	$0.60	$(2.21)	$0.61
Discontinued Operations	—	—	2.30	0.25	0.65

Income (Loss) before Cumulative Effect of Accounting Change	(1.55)	(0.32)	2.90	(1.96)	1.26
Cumulative Effect of Accounting Change	—	—	—	—	(0.06)

Goodyear Net Income (Loss) Per Share — Basic	$(1.55)	$(0.32)	$2.90	$(1.96)	$1.20

Goodyear Income (Loss) Per Share — Diluted:
Income (Loss) from Continuing Operations	$(1.55)	$(0.32)	$0.59	$(2.21)	$0.60
Discontinued Operations	—	—	2.25	0.25	0.64

Income (Loss) before Cumulative Effect of Accounting Change	(1.55)	(0.32)	2.84	(1.96)	1.24
Cumulative Effect of Accounting Change	—	—	—	—	(0.06)

Goodyear Net Income (Loss) Per Share — Diluted	$(1.55)	$(0.32)	$2.84	$(1.96)	$1.18

Total Assets	$14,410	$15,226	$17,191	$17,022	$15,593
Long Term Debt and Capital Leases Due Within One Year	114	582	171	405	448
Long Term Debt and Capital Leases	4,182	4,132	4,329	6,538	4,701
Goodyear Shareholders’ Equity (Deficit)	735	1,022	2,850	(741)	108
Total Shareholders’ Equity (Deficit)	986	1,253	3,150	(487)	348
Dividends Per Share	—	—	—	—	—

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)	Goodyear net loss in 2009 included net after-tax charges of $277 million, or $1.16 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs, asset sales, the liquidation of our subsidiary in Guatemala, a legal reserve for a closed facility and our USW labor contract. Goodyear net loss in 2009 also included after-tax benefits of $156 million, or $0.65 per share — diluted, due to $100 million of non-cash tax benefits related to losses from our U.S. operations; $42 million of benefits primarily resulting from certain income tax items including the release of the valuation allowance on our Australian operations and the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada; and the recognition of insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand.

(3)	Goodyear net loss in 2008 included net after-tax charges of $311 million, or $1.29 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; costs related to the redemption of long-term debt; write-offs of deferred debt issuance costs associated with refinancing and redemption activities; general and product liability — discontinued products; VEBA-related charges; charges related to Hurricanes Ike and Gustav; losses from the liquidation of our subsidiary in Jamaica; charges related to the exit of our Moroccan business; and the valuation allowance on our investment in The Reserve Primary Fund. Goodyear net loss in 2008 also included after-tax benefits of $68 million, or $0.28 per share — diluted, from asset sales, settlements with suppliers and the benefit of certain tax adjustments.

(4)	Goodyear net income in 2007 included a net after-tax gain of $508 million, or $2.48 per share — diluted, related to the sale of our Engineered Products business. Goodyear net income in 2007 also included net after-tax charges of $332 million, or $1.62 per share — diluted, due to curtailment and settlement charges related to our pension plans; asset sales, including the assets of North American Tire’s tire and wheel assembly operation; costs related to the redemption and conversion of long term debt; write-offs of deferred debt issuance costs associated with refinancing, redemption and conversion activities; rationalization charges, including accelerated depreciation and asset write-offs; and the impact of the USW strike. Of these amounts, discontinued operations in 2007 included net after-tax charges of $90 million, or $0.44 per share — diluted, due to curtailment and settlement charges related to pension plans, rationalization charges, and costs associated with the USW strike.

(5)	Goodyear net loss in 2006 included net after-tax charges of $804 million, or $4.54 per share — diluted, due to the impact of the USW strike, rationalization charges, accelerated depreciation and asset write-offs, and general and product liability — discontinued products. Goodyear net loss in 2006 included net after-tax benefits of $283 million, or $1.60 per share — diluted, from certain tax adjustments, settlements with raw material suppliers, asset sales and increased estimated useful lives of our tire mold equipment. Of these amounts, discontinued operations in 2006 included net after-tax charges of $56 million, or $0.32 per share — diluted due to the impact of the USW strike, rationalization charges, accelerated depreciation and asset write-offs, and net after-tax benefits of $16 million, or $0.09 per share — diluted, from settlements with raw material suppliers.

(6)	Goodyear net income in 2005 included net after-tax charges of $68 million, or $0.38 per share — diluted, due to reductions in production resulting from the impact of hurricanes, fire loss recovery, favorable settlements with certain chemical suppliers, rationalizations, receipt of insurance proceeds for an environmental insurance settlement, general and product liability — discontinued products, asset sales, write-off of debt fees, the cumulative effect of adopting FIN 47, and the impact of certain tax adjustments. Of these amounts, discontinued operations in 2005 included after-tax charges of $4 million, or $0.02 per share — diluted, for rationalizations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 57 manufacturing facilities in 23 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.

We experienced challenging industry conditions throughout 2009 due to recessionary economic conditions in many parts of the world during the first half of 2009 and a slow and uncertain recovery from those conditions in the second half of 2009. These industry conditions were characterized by lower motor vehicle sales and production and weakness in the demand for replacement tires, particularly in the commercial markets, compared to 2008.

For the year ended December 31, 2009, Goodyear net loss was $375 million, compared to a Goodyear net loss of $77 million in 2008. Our total segment operating income for 2009 was $372 million, compared to $804 million in 2008. The decline in segment operating income was due primarily to a significant increase in under-absorbed fixed overhead costs and a decrease in tire volume. See “Results of Operations — Segment Information” for additional information.

Net sales were $16.3 billion in 2009, compared to $19.5 billion in 2008. Net sales declined due to lower tire volume, primarily in North American Tire and EMEA, a decrease in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products, and foreign currency translation, primarily in EMEA.

The impact of the global economic slowdown on our 2009 operating results was mitigated by the success of the strategic initiatives we announced in February 2009 which were aimed at strengthening our revenue, cost structure and cash flow, including:

•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally, including several branded mid-tier product offerings. During 2009, we achieved our goal and introduced 62 new products, such as the Assurance Fuel Max in North America and the EfficientGrip tire with Fuel Saving Technology in Europe;

•	achieving our four-point cost savings plan target of $2.5 billion by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs, as discussed in more detail below. We achieved approximately $730 million of cost savings in 2009. In association with this plan, we had personnel reductions of approximately 5,700 people in 2009;

•	reducing manufacturing capacity by 15 million to 25 million units by February 2011. We have announced planned manufacturing capacity reductions of approximately 8 million units in 2009 (including the discontinuation of consumer tire production at one of our facilities in Amiens, France and the closing of our Las Pinas, Philippines plant);

•	reducing inventory levels by over $500 million by the end of 2009 compared with 2008. We exceeded this goal and have reduced inventories by $1,149 million from December 31, 2008 to December 31, 2009;

•	adjusting planned capital expenditures to between $700 million and $800 million in 2009 from $1,049 million in 2008. Our capital expenditures were $746 million in 2009; and

•	pursuing additional non-core asset sales, including our decision to pursue offers for our European and Latin American farm tire business.

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

In spite of the challenging global and industry economic conditions we experienced, we had several key achievements in 2009:

•	As described above, we met, and frequently exceeded, our financial and operating goals announced in February 2009 in the face of the global recession;

•	We strengthened our liquidity position due, in significant part, to strong working capital management;

•	We successfully completed a $1.0 billion senior unsecured notes offering in the second quarter that addressed a December 2009 debt maturity and further enhanced our liquidity position;

•	We successfully addressed many of the challenges posed by the General Motors and Chrysler bankruptcies and did not suffer any material losses on our receivables;

•	We completed a new four-year master labor contract with the United Steelworkers (“USW”); and

•	We continued to strengthen our leadership team.

We expect 2010 to be a year of modest recovery, with increases in demand expected to improve our capacity utilization, which in turn will result in declines in unabsorbed fixed costs in 2010 as compared to 2009. As noted below, we also expect raw material cost pressures to intensify, particularly in the second half of 2010. In order to ensure that we are positioned to take advantage of the economic recovery, we will control our cost structure by increasing low-cost sourcing to more than $900 million by the end of 2010, pursuing cost reduction initiatives that are targeted to achieve $1.0 billion of aggregate gross cost savings from 2010 to 2012, and continuing our commitment to reduce high-cost manufacturing capacity by 15 to 25 million units by February 2011.

We expect raw material costs for the first half of 2010 to decrease about 5% when compared to the same period of 2009, with a first quarter decrease of approximately 15%. The second half of the year should reflect increases approaching 30% as compared to the same period in 2009.

Four-Point Cost Savings Plan

In 2009, we completed our four-year, four-point cost savings plan. We achieved $2.5 billion of aggregate gross cost savings from 2006 through 2009 compared with 2005. Those cost reductions consisted of:

•	approximately $1.7 billion of estimated savings related to continuous improvement initiatives, including business process improvements, such as six sigma and lean manufacturing, manufacturing efficiencies, product reformulations and safety programs, and ongoing savings that we achieved from our prior master labor agreement with the USW;

•	approximately $160 million of estimated savings from the reduction of high-cost manufacturing capacity by over 25 million units;

•	approximately $265 million of estimated savings related to our sourcing strategy of increasing our procurement of tires, raw materials, capital equipment and indirect materials from low-cost countries; and

•	approximately $415 million of estimated savings from reductions in selling, administrative and general expense related to initiatives including benefit plan changes, back-office and warehouse consolidations, supply chain improvements, legal entity reductions and headcount rationalizations.

We will continue to implement various cost reduction initiatives and expect to achieve $1.0 billion in aggregate gross cost savings from 2010 through 2012 through our four-point cost savings plan. We will continue to focus on savings from continuous improvement initiatives, including savings under our new USW agreement described below, low-cost country sourcing, high-cost capacity reductions and reduced selling, administrative and general expenses.

USW Collective Bargaining Agreement

In September 2009, members of the USW ratified a new four-year master labor contract with Goodyear. The new contract enhances the competitiveness of our USW-represented tire plants through improvements in productivity, wage and benefit savings and added flexibility. These changes are expected to provide us with cost savings of approximately $215 million over the term of the contract. Combined with savings realized through pre-bargain agreements to reduce staffing levels at five U.S. plants, we expect to realize approximately $555 million in total savings over the term of the agreements.

Pension and Benefit Plans

During 2009, our domestic pension fund experienced market gains, which increased plan assets by $699 million and decreased net actuarial losses included in Accumulated Other Comprehensive Loss (“AOCL”) by $464 million. As a result, annual domestic net periodic pension cost will decrease to approximately $200 million to $225 million in 2010 from $300 million in 2009, primarily due to expected returns on higher plan assets and amortization of lower net actuarial losses from AOCL.

Liquidity

At December 31, 2009, we had $1,922 million in Cash and cash equivalents as well as $2,567 million of unused availability under our various credit agreements, compared to $1,894 million and $1,671 million, respectively, at December 31, 2008. Cash and cash equivalents were favorably affected by improvements in trade working capital of $1,081 million and proceeds from the issuance of our $1.0 billion 10.5% senior notes due 2016. Partially offsetting these increases in cash and cash equivalents were capital expenditures of $746 million, the repayment at maturity of our $500 million senior floating rate notes due 2009 and the $700 million net repayment of amounts incurred under our first lien revolving credit facility due 2013.

We believe that our liquidity position is adequate to fund our operating and investing needs in 2010 and to provide us with flexibility to respond to further changes in the business environment.

New Products

In 2009, we successfully launched the Goodyear Assurance Fuel Max in North America. We also announced the launch of 14 new products in our commercial truck tire business, including two new Fuel Max products. In addition, in 2009 we announced plans to begin production of a 63-inch, 12,000 pound off-the-road tire for applications on mining and earthmoving equipment. At our North American dealer conference in early 2010, we introduced several key products, most notably the Goodyear Assurance ComforTred Touring tire. This premium-tier consumer tire provides a smooth, quiet and comfortable ride primarily on passenger cars and luxury sedans. Additionally, we are adding key sizes to supplement new consumer products launched in recent years, including our award-winning Fuel Max tires, which are certified by the EPA in helping to reduce greenhouse gas emissions.

In Europe, we introduced the third generation of RunOnFlat tire technology, offering comfort, reduced mass and rolling resistance, increased fuel economy and reduced carbon dioxide emission levels. We also introduced our Goodyear EfficientGrip tire with Fuel Saving Technology which has improved wet braking distance, while providing better mileage and rolling resistance to reduce fuel consumption. In addition, we extended our ultra-high performance Dunlop SportMaxx TT and SportMaxx GT lines, and our Goodyear Max Technology line of commercial tires.

In Latin America, we launched the new Eagle GT consumer tire after its successful introduction in North America. In our commercial business, a new design of the G32 line was launched, offering significantly improved tread wear performance, and we introduced the 600 series products with Duralife Technology throughout the region.

In Asia Pacific, we launched DuraPlus with TredLife technology, providing improved mileage, and in Australia, we introduced several new consumer products including the Goodyear Wrangler MT/R with Kevlar.

Industry Volume Estimates

The industry environment remains challenging and will continue to impact our performance in 2010. Our outlook for the industry for 2010 in North America is expected to be stronger as compared to 2009, but significantly below 2007 levels. We expect consumer replacement will improve 1% to 3%, as volumes continue to recover slowly. We believe consumer OE will increase 20% to 30%. Commercial replacement is expected to increase 1% to 5%, while commercial OE, which was negatively impacted the most significantly in 2009, is expected to increase 5% to 15%. The net impact of higher volume in 2010 will have a positive impact on North American Tire; however, mix pressures will increase due to the stronger anticipated recovery in OE than in replacement. In Europe, we anticipate less favorable conditions for recovery in 2010. For consumer tires, we see markets that range from flat up to a 2% increase in replacement and range from a decrease of 3% to an increase of 5% in OE. For commercial tires, we expect an increase of 5% to 10% in replacement and an increase of 20% to 30% in OE. Finally, we expect growth to continue in the emerging markets our products serve.

See “Item 1A. Risk Factors” at page 13 for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” at page 55 for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED

All per share amounts are diluted and refer to Goodyear net income (loss).

As a result of the sale of substantially all of our Engineered Products business on July 31, 2007, we have reported the results of that segment prior to the sale as discontinued operations. Unless otherwise indicated, all disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

2009 Compared to 2008

For the year ended December 31, 2009, Goodyear net loss was $375 million, or $1.55 per share, compared to $77 million, or $0.32 per share, in 2008.

Net Sales

Net sales in 2009 of $16.3 billion decreased $3.2 billion, or 16%, compared to 2008 due primarily to lower tire volume of $1.4 billion, primarily in North American Tire and EMEA, reduced sales in other tire-related businesses of $924 million, primarily in North American Tire’s third party sales of chemical products, and foreign currency translation of $699 million, primarily in EMEA. Net sales also decreased $124 million due to unfavorable changes in product mix net of pricing improvements, reflecting a lower mix of high-value-added commercial truck and off-the-road tires due to ongoing weakness in those markets.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2009	2008	% Change

Replacement Units
North American Tire (U.S. and Canada)	50.0	51.4	(2.9)%
International	78.0	82.7	(5.7)%

Total	128.0	134.1	(4.6)%

OE Units
North American Tire (U.S. and Canada)	12.7	19.7	(35.5)%
International	26.3	30.7	(14.1)%

Total	39.0	50.4	(22.5)%

Goodyear worldwide tire units	167.0	184.5	(9.5)%

The decrease in worldwide tire unit sales of 17.5 million units, or 9.5% compared to 2008, included a decrease of 11.4 million OE units, or 22.5%, due primarily to decreases in the consumer markets in North American Tire and EMEA due to recessionary economic conditions resulting in lower demand for new vehicles, and a decrease of 6.1 million units, or 4.6%, in replacement units, primarily in North American Tire and EMEA. North American Tire consumer replacement volume decreased 1.1 million units, or 2.3%, and EMEA consumer replacement volume decreased 2.7 million units, or 5.1%. The decline in consumer replacement volume is due in part to recessionary economic conditions in the U.S. and Europe.

Cost of Goods Sold

Cost of goods sold (“CGS”) was $13.7 billion in 2009, decreasing $2.5 billion, or 15% compared to 2008. CGS in 2009 decreased due primarily to lower tire volume of $1.2 billion, mainly in North American Tire and EMEA, lower costs in other tire-related businesses of $788 million, primarily in North American Tire’s cost of chemical products, foreign currency translation of $616 million, primarily in EMEA, product mix-related manufacturing cost decreases of $331 million and lower raw material costs of $115 million. CGS also benefited from savings from rationalization plans of $105 million. CGS was unfavorably impacted by increased conversion costs of $655 million, due primarily to higher under-absorbed fixed overhead costs of $490 million due to lower production volume. CGS in 2009 included charges for accelerated depreciation and asset writeoffs of $43 million ($38 million after-tax or $0.16 per share), compared to $28 million in 2008 ($28 million after-tax or $0.12 per share). CGS in 2009 also included a charge of $5 million ($5 million after-tax or $0.02 per share) related to our new labor contract with the USW. CGS was 83.9% of sales in 2009 compared to 82.8% in 2008.

Selling, Administrative and General Expense

Selling, administrative and general expense (“SAG”) was $2.4 billion in 2009, decreasing $196 million, or 8% compared to 2008. SAG decreased due primarily to reduced foreign currency translation of $105 million, lower advertising expenses of $52 million, savings from rationalization plans of $42 million, reduced transportation and warehousing costs of $27 million, lower costs for consultants and contract labor of $22 million and other cost reduction actions. SAG reflected increased incentive compensation costs of $97 million of which approximately 50% was due to an increase in our stock price. SAG in 2009 was 14.7% of sales, compared to 13.3% in 2008.

Rationalizations

To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce selling, administrative and general expenses through associate headcount reductions. We recorded net rationalization charges of $227 million in 2009 ($182 million after-tax or $0.75 per share). Rationalization actions in 2009 consisted of initiatives in North American Tire to reduce manufacturing headcount at several facilities, including Union City, Tennessee; Danville, Virginia and Topeka, Kansas, to respond to lower production demand. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio, in North American Tire and throughout EMEA. We also initiated the discontinuation of consumer tire production at one of our facilities in Amiens, France and manufacturing headcount reductions at each of our two facilities in Brazil. Additional rationalization charges of $20 million related to rationalization plans announced in 2009 have not yet been recorded and are expected to be incurred and recorded during the next twelve months.

We recorded net rationalization charges of $184 million in 2008 ($167 million after-tax or $0.69 per share), which consisted primarily of the closure of the Somerton, Australia tire manufacturing facility, the closure of the Tyler, Texas mix center, and our plan to exit 92 of our underperforming retail stores in the U.S. Other rationalization actions in 2008 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in all of our strategic business units.

Upon completion of the 2009 plans, we estimate that annual operating costs will be reduced by approximately $261 million ($224 million CGS and $37 million SAG). The savings realized in 2009 for the 2009 plans totaled $86 million ($68 million CGS and $18 million SAG) In addition, savings realized in 2009 for the 2008 plans totaled $76 million ($46 million CGS and $30 million SAG).

For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.

Interest Expense

Interest expense was $311 million in 2009, decreasing $9 million compared to 2008. The decrease was due primarily to lower weighted average interest rates in 2009, partially offset by higher average debt levels.

Other Expense

Other Expense was $40 million in 2009 compared to $59 million in 2008. Other Expense in 2009 decreased due primarily to lower expenses for financing fees and financial instruments, general and product liability — discontinued products, and foreign currency exchange. Other Expense in 2009 was adversely affected by net losses on asset sales and lower interest income. Other Expense in 2009 included a gain of $26 million ($13 million after-tax or $0.05 per share) from the recognition of insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand, net losses on asset sales of $30 million ($30 million after tax or $0.13 per share) due primarily to the sale of properties in Akron, Ohio, a loss on the liquidation of our subsidiary in Guatemala of $18 million ($18 million after-tax or $0.08 per share), and a charge for a legal reserve for a closed facility of $5 million ($4 million after-tax or $0.02 per share).

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other Expense.

Income Taxes

Tax expense in 2009 was $7 million on a loss from continuing operations before income taxes of $357 million. For 2008, we recorded tax expense of $209 million on income from continuing operations before income taxes of $186 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, for 2009, a $100 million non-cash tax benefit ($0.42 per share) has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense in 2009 also included net tax benefits of $42 million ($0.18 per share) primarily related to a $29 million benefit resulting from the release of a valuation allowance on our Australian operations and a $19 million benefit resulting from the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada.

The difference between our effective tax rate and the U.S. statutory rate was primarily due to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the adjustments discussed above.

Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, in certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in possible one-time tax benefits of up to $20 million ($20 million net of minority interest).

For further information, refer to the Note to the Consolidated Financial Statements No. 15, Income Taxes.

Minority Shareholders’ Net Income

Minority shareholders’ net income was $11 million in 2009, compared to $54 million in 2008. The decrease was due primarily to decreased earnings in our joint venture in Europe.

2008 Compared to 2007

For the year ended December 31, 2008, Goodyear net loss was $77 million, or $0.32 per share, compared to net income of $583 million, or $2.84 per share, in the comparable period of 2007. Goodyear loss from continuing operations in 2008 was $77 million, or $0.32 per share, compared to income from continuing operations of $120 million, or $0.59 per share, in 2007.

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

Cost of Goods Sold

CGS was $16.1 billion in 2008, an increase of $228 million, or 1% compared to the 2007 period. CGS was 82.8% of sales in 2008 compared to 81.0% in 2007. CGS in 2008 increased due to higher raw material costs of $712 million, higher foreign currency translation of $287 million, $265 million of increased costs related to other tire-related businesses, primarily due to increased third party sales and raw materials costs of chemical products in North American Tire, product mix-related cost increases of $209 million, mostly related to North American Tire and EMEA, and higher transportation costs of $27 million. Also negatively impacting CGS was $506 million of higher conversion costs, including approximately $370 million of under-absorbed fixed overhead costs due to lower production volume in all segments, and a VEBA-related charge of $9 million. Reducing CGS were lower volume, primarily in North American Tire and EMEA, of $1,069 million, savings from rationalization plans of $53 million, and lower accelerated depreciation of $9 million. CGS also benefited from decreased costs related to the 2007 divestiture of our tire and wheel assembly operation, which had costs of $614 million in 2007. Included in 2007 was a curtailment charge of approximately $27 million related to the benefit plan changes announced in the first quarter of 2007.

Selling, Administrative and General Expense

SAG was $2.6 billion in 2008, a decrease of $162 million or 6%. SAG in 2008 was 13.3% of sales, compared to 14.1% in 2007. The decrease was driven primarily by lower incentive compensation costs of $156 million primarily due to changes in estimated payouts and a decline in our stock price, lower advertising expenses of $36 million and savings from rationalization plans of $9 million. These were partially offset by unfavorable foreign currency translation of $41 million and increased wages and other benefit costs of $32 million. Included in 2007 was $37 million related to a curtailment charge for benefit plan changes.

Rationalizations

We recorded net rationalization charges of $184 million in 2008 which consisted primarily of the closure of the Somerton, Australia tire manufacturing facility, Tyler, Texas mix center, and 92 of our underperforming retail stores in the U.S. Other rationalization actions in 2008 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in all of our strategic business units.

We recorded net rationalization charges of $49 million ($41 million after-tax or $0.20 per share) in 2007 and consisted primarily of a decision to reduce tire production at two facilities in Amiens, France in EMEA. Other rationalization actions in 2007 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in several strategic business units.

For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.

Interest Expense

Interest expense was $320 million in 2008, a decrease of $148 million compared to $468 million in 2007. The decrease related primarily to lower average debt levels due to the repayment of our $300 million term loan due March 2011 in August 2007, the repayment of $175 million of 8.625% notes due 2011 and $140 million of 9% notes due 2015 in June 2007, and the exchange of $346 million of our 4% convertible notes in the fourth quarter of 2007 for shares of our common stock and a cash payment. In addition, we repaid $200 million of floating rate notes due 2011, $450 million of 11% notes due 2011, and $100 million of 6 3/8% notes due 2008 during the first quarter of 2008. Also decreasing interest expense was a decline in interest rates on variable rate debt.

Other Expense

Other Expense was $59 million in 2008, compared to $9 million in 2007. The increase in expense was primarily due to lower interest income of $60 million in 2008 due to lower average cash balances and interest rates, charges of $43 million ($43 million after-tax or $0.18 per share) related to the redemption of long term debt, and higher foreign currency exchange losses of $26 million. In addition, we liquidated our subsidiary in Jamaica and recognized a loss of $16 million ($16 million after-tax or $0.07 per share) primarily due to recognition of accumulated foreign currency translation losses. Net gains on asset sales of $53 million ($50 million after-tax or $0.21 per share) in 2008, compared to net gains on asset sales of $15 million ($11 million after-tax or $0.05 per share) in 2007, primarily related to the sale of certain properties in England, Germany, Morocco, Argentina and New Zealand in 2008 and the sale of certain properties in England and Australia offset by the loss on the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation in 2007. Other Expense in 2008 also included increased royalty income of $17 million from licensing arrangements related to divested businesses, including our Engineered Products business that was divested in the third quarter of 2007.

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other Expense.

Income Taxes

For 2008, we recorded tax expense of $209 million on income from continuing operations before income taxes of $186 million. For 2007, we recorded tax expense of $255 million on income from continuing operations before income taxes of $445 million.

The difference between our effective tax rate and the U.S. statutory rate was primarily due to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the adjustments discussed below.

For 2008 total discrete tax items in income tax expense were insignificant. Income tax expense in 2007 includes a net tax benefit totaling $6 million, which consists of a tax benefit of $11 million ($0.06 per share) related to prior periods offset by a $5 million charge primarily related to enacted tax law changes. The 2007 out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.

For further information, refer to the Note to the Consolidated Financial Statements No. 15, Income Taxes.

Minority Shareholders’ Net Income

Minority shareholders’ net income was $54 million in 2008, a decrease of $16 million compared to $70 million in 2007. The decrease primarily relates to decreased earnings in our joint venture in Europe.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note to the Consolidated Financial Statements No. 1, Accounting Policies for a discussion of recently issued accounting pronouncements.

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

A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $136 million at December 31, 2009. The portion of the liability associated with unasserted asbestos claims and related defense costs was $70 million. At December 31, 2009, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by $15 million.

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

Bates also assists us in valuing receivables to be recorded for probable insurance recoveries. Based upon the model employed by Bates, as of December 31, 2009, (i) we had recorded a receivable related to asbestos claims of $69 million, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. The receivables recorded consist of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $11 million was included in Current Assets as part of Accounts receivable at December 31, 2009.

Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $301 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2009. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

Recoverability of Goodwill.  Goodwill is not amortized. Rather, goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $706 million at December 31, 2009.

We have determined our reporting units to be consistent with our operating segments comprised of four strategic business units: North American Tire, Europe, Middle East and Africa Tire, Latin American Tire, and Asia Pacific Tire. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. There have been no changes to our reporting units or in the manner in which goodwill was allocated.

Our annual impairment testing is conducted as of July 31st each year and for 2009 our analysis indicated no impairment of goodwill. For purposes of our annual testing in 2009, we determined the estimated fair values using a discounted cash flow approach. We believe this methodology is appropriate in the determination of fair value. We may also use different fair value techniques when we believe a discounted cash flow approach may not provide an appropriate determination of fair value.

The discounted cash flow model of the reporting units is based on the forecasted operating cash flow for the current year, projected operating cash flows for the next nine years (determined using forecasted amounts as well as an estimated growth rate) and a terminal value beyond ten years. Discounted cash flows consist of the operating cash flows for each business unit less an estimate for capital expenditures. The key assumptions incorporated in the discounted cash flow approach include growth rates, projected segment operating income, changes in working capital, our plan for capital expenditures, anticipated funding for pensions, and a discount rate equal to our assumed long term cost of capital. Corporate administrative expenses are allocations of corporate overhead that we make to each strategic business unit and are excluded from the discounted cash flow model. Cash flows may be adjusted to exclude certain non-recurring or unusual items. As segment operating income was the starting point for determining operating cash flow, which excludes non-recurring or unusual items, there were no other non- recurring or unusual items excluded from the calculations of operating cash flow in any of the periods included in our determination of fair value.

We consider significant decreases in forecasted cash flows in future periods to be an indication of a potential impairment. At the time of our annual impairment testing, fair value would have to decline in excess of 65% for North American Tire, over 30% for EMEA and in excess of 20% for Asia Pacific Tire to indicate potential goodwill impairment. The discount rate used would have to increase over five percentage points for North American Tire, over four percentage points for EMEA and over two percentage points for Asia Pacific Tire and the assumed growth rate would have to be negative for each of the business units to indicate a potential impairment.

Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions.  At December 31, 2009, we had a valuation allowance aggregating $3.0 billion against all of our net Federal and state and certain of our foreign net deferred tax assets.

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

Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends, including an assumption about inflation. The discount rate for our U.S. plans is derived from a portfolio of corporate bonds from issuers rated AA- or higher by Standard & Poor’s as of December 31 and is reviewed annually. The total cash flows provided by the portfolio are similar to the timing of our expected benefit payment cash flows. The long term rate of return on plan assets is based on the compound annualized return of our U.S. pension fund over a period of 15 years or more, estimates of future long term rates of return on assets similar to the target allocation of our pension fund and long term inflation. Actual domestic pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.

The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement plans was 5.75% and 5.45%, respectively, at December 31, 2009, compared to 6.50% for our U.S pension and other postretirement plans at December 31, 2008. The decrease in the discount rate at December 31, 2009 was due primarily to lower interest rate yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $314 million in 2009, compared to $312 million in 2008 and $306 million in 2007. Interest cost included in our worldwide net periodic other postretirement benefits cost was $32 million in 2009, compared to $84 million in 2008 and $109 million in 2007. Interest cost was lower in 2009 as a result of the reduction in the postretirement liability due to the VEBA settlement.

The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement obligation, shareholders’ equity, and 2010 expense to the indicated increase/decrease in key assumptions:

		+ /− Change at December 31, 2009
(Dollars in millions)	Change	PBO/ABO	Equity	2010 Expense

Pensions:
Assumption:
Discount rate	+/−0.5%	$279	$279	$11
Actual 2009 return on assets	+/−1.0%	N/A	28	5
Expected return on assets	+/−1.0%	N/A	N/A	34
Other Postretirement Benefits:
Assumption:
Discount rate	+/−0.5%	$11	$11	$—
Health care cost trends — total cost	+/−1.0%	3	3	—

A significant portion of the net actuarial loss included in AOCL of $2,311 million in our U.S. pension plans as of December 31, 2009 is a result of 2008 plan asset losses and the overall decline in U.S. discount rates over time. For purposes of determining our 2009 U.S. net periodic pension expense, our funded status was such that we recognized $154 million of the net actuarial loss in 2009. We will recognize approximately $135 million of net actuarial losses in 2010. If our future experience is consistent with our assumptions as of December 31, 2009, actuarial loss recognition will remain at an amount near that to be recognized in 2010 over the next few years before it begins to gradually decline.

The actual rate of return on our U.S. pension fund was 25.6%, (31.7)% and 8.1% in 2009, 2008 and 2007, respectively, as compared to the expected rate of 8.5% for all three years. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.

We experienced a decrease in our U.S. discount rate at the end of 2009 and a large portion of the net actuarial loss included in AOCL of $139 million in our worldwide other postretirement benefit plans as of December 31, 2009 is a result of the overall decline in U.S. discount rates over time. The net actuarial loss increased from 2008 due to the decrease in the discount rate at December 31, 2009. For purposes of determining 2009 worldwide net periodic postretirement benefits cost, we recognized $5 million of the net actuarial losses in 2009. We will recognize approximately $9 million of net actuarial losses in 2010. If our future experience is consistent with our assumptions as of December 31, 2009, actuarial loss recognition will remain at an amount near that to be recognized in 2010 over the next few years before it begins to gradually decline.

The weighted average amortization period for our U.S. plans is approximately 14 years.

For further information on pensions and other postretirement benefits, refer to the Note to the Consolidated Financial Statements No. 14, Pension, Other Postretirement Benefit and Savings Plans.

RESULTS OF OPERATIONS — SEGMENT INFORMATION

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis.

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges (credits), asset sales and certain other items.

Total segment operating income was $372 million in 2009, $804 million in 2008 and $1.2 billion in 2007. Total segment operating margin (segment operating income divided by segment sales) in 2009 was 2.3%, compared to 4.1% in 2008 and 6.3% in 2007.

Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note to the Consolidated Financial Statements No. 17, Business Segments, for further information and for a reconciliation of total segment operating income to (Loss) Income from Continuing Operations before Income Taxes.

North American Tire

	Year Ended December 31,
(In millions)	2009	2008	2007

Tire Units	62.7	71.1	81.3
Net Sales	$6,977	$8,255	$8,862
Operating (Loss) Income	(305)	(156)	139
Operating Margin	(4.4)%	(1.9)%	1.6%

2009 Compared to 2008

North American Tire unit sales in 2009 decreased 8.4 million units or 11.9% from the 2008 period. The decrease was primarily related to a decline in OE volume of 7 million units or 35.5% primarily in our consumer business, due to reduced vehicle production. Replacement volume decreased 1.4 million units or 2.9%, primarily in the consumer business, due to continuing recessionary economic conditions.

Net sales in 2009 decreased $1.3 billion or 15.5% compared to 2008 due primarily to decreased sales in other tire-related businesses of $729 million, primarily related to third party sales of chemical products, lower tire volume of $635 million and unfavorable foreign currency translation of $38 million. Net sales were favorably affected by improved price and product mix of $124 million.

Operating loss in 2009 increased $149 million or 95.5% compared to 2008 due primarily to higher conversion costs of $220 million, decreased sales volume of $77 million and lower operating income in chemical and other tire-related businesses of $82 million. Conversion costs increased due primarily to higher under-absorbed fixed overhead costs of $245 million as a result of reduced production volume, and increased pension expense as a result of lower 2008 returns on plan assets and higher amortization of net losses. Increased pension and defined contribution expense of $159 million more than offset savings resulting from the implementation of the VEBA of $89 million. Conversion costs were favorably impacted by savings from rationalization plans of $60 million and lower utility costs of $21 million. Operating income was favorably affected by lower raw material costs of $85 million, improved price and product mix of $78 million, reduced SAG of $38 million and lower transportation costs of $19 million. SAG decreased due primarily to reduced warehousing costs and savings from rationalization programs.

Operating loss in 2009 excluded net rationalization charges of $112 million, $16 million of charges for accelerated depreciation and asset write-offs, and net gains on asset sales of $4 million. Operating income in 2008 excluded net rationalization charges of $54 million, net gains on asset sales of $18 million and $3 million of charges for accelerated depreciation.

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

Operating loss in 2008 was $156 million compared to operating income in 2007 of $139 million, a decrease of $295 million. The 2008 period was unfavorably impacted by decreased volume of $115 million, lower operating income of chemical and other tire-related businesses of $27 million, and the 2007 divestiture of our tire and wheel assembly operation, which generated operating income of $25 million in 2007. Also unfavorably impacting operating income were higher conversion costs of $231 million. The higher conversion costs were caused primarily by under-absorbed fixed overhead costs of $240 million due to lower production volume, higher plant changeover costs and general inflation, which were partially offset by savings from reduced employee benefit costs, and lower average labor rates. Offsetting these negative factors were price and product mix improvements of $360 million, which more than offset increased raw material costs of $334 million, lower SAG expenses of $48 million driven primarily by decreased advertising costs and lower incentive compensation costs, and increased royalty income of $11 million.

Operating income in 2008 excludes $3 million of accelerated depreciation primarily related to the closure of the Tyler, Texas mix center and our plan to exit 92 retail stores. Operating income in 2007 excludes $35 million of accelerated depreciation primarily related to the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities. Operating income also excludes net rationalization charges totaling $54 million in 2008 and $11 million in 2007 and (gains) losses on asset sales of $(18) million in 2008 and $17 million in 2007.

Europe, Middle East and Africa Tire

	Year Ended December 31,
(In millions)	2009	2008	2007

Tire Units	66.0	73.6	79.6
Net Sales	$5,801	$7,316	$7,217
Operating Income	166	425	582
Operating Margin	2.9%	5.8%	8.1%

2009 Compared to 2008

Europe, Middle East and Africa Tire unit sales in 2009 decreased 7.6 million units or 10.3% from the 2008 period. OE volume decreased 4.5 million units or 25.4%, primarily in our consumer business, due to reduced vehicle production. Replacement volume decreased 3.1 million units or 5.5%, primarily in the consumer business, due to continuing recessionary economic conditions.

Net sales in 2009 decreased $1.5 billion or 20.7% compared to 2008, due primarily to lower volume of $665 million, foreign currency translation of $450 million and lower sales in other tire-related businesses of $150 million. Net sales also decreased by $250 million as a result of unfavorable changes in product mix, net of pricing improvements.

Operating income in 2009 decreased $259 million or 60.9% compared to 2008, due primarily to higher conversion costs of $258 million, decreased volume of $148 million, and decreased operating income in other tire-related businesses of $44 million. Conversion costs increased due primarily to higher under-absorbed fixed overhead costs of $195 million due to reduced production volume. Conversion costs included savings from rationalization plans of $19 million. Operating income was favorably affected by lower SAG expenses of $113 million, improved price and mix of $22 million, lower raw material costs of $16 million and favorable foreign currency translation of $16 million. SAG savings included lower advertising expenses of $45 million, savings from rationalization plans of $20 million, lower consulting and contract labor costs of $16 million and reduced travel-related expenses of $16 million.

Operating income in 2009 excluded net rationalization charges of $82 million and net gains on asset sales of $1 million. Operating income in 2008 excluded net rationalization charges of $41 million and net gains on asset sales of $20 million.

EMEA’s results are highly dependent upon Germany, which accounted for approximately 33% and 32% of EMEA’s net sales in 2009 and 2008, respectively. Accordingly, results of operations in Germany will have a significant impact on EMEA’s future performance.

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

Latin American Tire

	Year Ended December 31,
(In millions)	2009	2008	2007

Tire Units	19.1	20.0	21.8
Net Sales	$1,814	$2,088	$1,872
Operating Income	301	367	359
Operating Margin	16.6%	17.6%	19.2%

2009 Compared to 2008

Latin American Tire unit sales in 2009 decreased 0.9 million units or 4.5% from the 2008 period. Replacement tire volume decreased 0.8 million units or 5.9%, reflecting reduced volume in both consumer and commercial businesses. OE volume decreased 0.1 million units or 1.3%, primarily due to a decrease in our commercial business.

Net sales in 2009 decreased $274 million or 13.1% from the 2008 period, due primarily to foreign currency translation of $123 million, decreased volume of $92 million, lower sales of other tire-related businesses of $33 million, and $26 million as a result of unfavorable changes in product mix, net of pricing improvements.

Operating income in 2009 decreased $66 million or 18.0% from the same period in 2008, due primarily to higher conversion costs of $43 million, lower volume of $28 million, lower profitability on intersegment transfers of $21 million, higher inventory reserves of $4 million and costs related to manufacturing start-up activities of $3 million. Conversion costs increased due primarily to higher under-absorbed fixed overhead costs of $43 million and other inflation of $10 million. Conversion costs also included savings from rationalization plans of $15 million. Operating income was favorably affected by improvements in price and product mix of $69 million, which more than offset higher raw material costs of $16 million. Operating income in 2008 included a gain of $12 million related to the favorable settlement of an excise tax case.

Operating income in 2009 excluded net rationalization charges of $20 million and net gains on asset sales of $2 million. Operating income in 2008 excluded net gains on asset sales of $5 million and net rationalization charges of $4 million. In addition, operating income excluded charges of $18 million and $16 million in 2009 and 2008, respectively, resulting from the recognition of accumulated foreign currency translation losses in connection with the liquidation of our subsidiaries in Guatemala and Jamaica.

Latin American Tire’s results are highly dependent upon Brazil, which accounted for approximately 51% and 52% of Latin American Tire’s net sales in 2009 and 2008, respectively. Accordingly, results of operations in Brazil will have a significant impact on Latin American Tire’s future performance.

Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2009. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions are expected to adversely impact Latin American Tire’s operating results by $50 million to $75 million as compared to 2009. For further information see “Item 1. Business — Recent Developments — Venezuelan Currency Devaluation,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in this Form 10-K.

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

Operating income excludes net rationalization charges totaling $4 million in 2008 and $2 million in 2007. Operating income also excludes gains on asset sales of $5 million in 2008 and $1 million in 2007. Operating income in 2008 excludes a $16 million loss primarily due to the recognition of accumulated foreign currency translation losses on the liquidation of our subsidiary in Jamaica.

Asia Pacific Tire

	Year Ended December 31,
(In millions)	2009	2008	2007

Tire Units	19.2	19.8	19.0
Net Sales	$1,709	$1,829	$1,693
Operating Income	210	168	150
Operating Margin	12.3%	9.2%	8.9%

2009 Compared to 2008

Asia Pacific Tire unit sales in 2009 decreased 0.6 million units or 2.9% from the 2008 period. Replacement unit sales decreased 0.8 million units or 6.3%, while OE volumes increased 0.2 million units or 3.4%, primarily in the consumer business. The net decrease in units is due to continuing recessionary economic conditions, primarily in Australia, that were partially offset by increased growth in vehicle production in China.

Net sales in 2009 decreased $120 million or 6.6% compared to the 2008 period, due primarily to foreign currency translation of $88 million, lower volume of $48 million and decreased sales in other tire-related businesses of $12 million, primarily in the retail business. Net sales were favorably affected by improved price and product mix of $28 million.

Operating income in 2009 increased $42 million or 25.0% compared to the 2008 period, due primarily to improved price and mix of $38 million, lower raw material costs of $30 million and decreased conversion costs of $6 million. Conversion costs included savings from rationalization plans of $12 million, partially offset by $7 million of under-absorbed fixed overhead costs due to reduced production volume. Operating income in 2009 included a gain of $7 million from insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand in 2007. Operating income was adversely affected by lower volume of $13 million, decreased operating income in other tire-related businesses of $8 million, and increases in incentive compensation expense of $9 million and in the cost of imported finished tires of $6 million.

Operating income in 2009 and 2008 excluded charges for accelerated depreciation and asset writeoffs of $26 million and $24 million, and net rationalization charges of $10 million and $83 million, respectively, primarily related to the closure of our manufacturing facilities in Las Pinas, Philippines and Somerton, Australia. In addition, operating income excluded net gains on asset sales of $5 million and $10 million in 2009 and 2008, respectively.

Asia Pacific Tire’s results are highly dependent upon Australia, which accounted for approximately 45% and 47% of Asia Pacific Tire’s net sales in 2009 and 2008, respectively. Accordingly, results of operations in Australia will have a significant impact on Asia Pacific Tire’s future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

We experienced challenging industry conditions throughout 2009 due to recessionary economic conditions in many parts of the world during the first half of 2009 and a slow and uncertain recovery from those conditions in the second half of 2009. These industry conditions were characterized by lower motor vehicle sales and production and weakness in the demand for replacement tires, particularly in the commercial markets, compared to 2008.

Given the difficult economic environment and the uncertainty in the capital markets, we took several actions to strengthen our liquidity in 2009, including strong working capital management. We also successfully completed a $1.0 billion senior unsecured notes offering in the second quarter of 2009 that addressed a December 2009 debt maturity and further enhanced our liquidity position.

The impact of the global economic slowdown on our 2009 operating results was also mitigated by the success of the strategic initiatives we announced in February 2009 which were aimed at strengthening our revenue, cost structure and cash flow, including:

•	continuing our focus on consumer-driven product development and innovation by introducing more than 50 new tires globally, including several branded mid-tier product offerings. During 2009, we achieved our goal and introduced 62 new products, such as the Assurance Fuel Max in North America and the EfficientGrip tire with Fuel Saving Technology in Europe;

•	achieving our four-point cost savings plan target of $2.5 billion by increasing our continuous improvement efforts, lowering our manufacturing costs, increasing purchasing savings, eliminating non-essential discretionary spending, and reducing overhead and development costs. We achieved approximately $730 million of cost savings in 2009. In association with this plan, we had personnel reductions of approximately 5,700 people in 2009;

•	reducing manufacturing capacity by 15 million to 25 million units by February 2011. We have announced planned manufacturing capacity reductions of approximately 8 million units in 2009 (including the discontinuation of consumer tire production at one of our facilities in Amiens, France and the closing of our Las Pinas, Philippines plant);

•	reducing inventory levels by over $500 million by the end of 2009 compared with 2008. We exceeded this goal and have reduced inventories by $1,149 million from December 31, 2008 to December 31, 2009;

•	adjusting planned capital expenditures to between $700 million and $800 million in 2009 from $1,049 million in 2008. Our capital expenditures were $746 million in 2009; and

•	pursuing additional non-core asset sales, including our decision to pursue offers for our European and Latin American farm tire business.

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

At December 31, 2009, we had $1,922 million in Cash and cash equivalents, compared to $1,894 million at December 31, 2008. Cash and cash equivalents were favorably affected by improvements in trade working capital of $1,081 million and proceeds from the issuance of our $1.0 billion 10.5% senior notes due 2016. Partially offsetting these increases in cash and cash equivalents were capital expenditures of $746 million, the repayment at maturity of our $500 million senior floating rate notes due 2009 and the $700 million net repayment of amounts incurred under our first lien revolving credit facility due 2013.

At December 31, 2009 and 2008, we had $2,567 million and $1,671 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2009	2008

$1.5 billion first lien revolving credit facility due 2013	$892	$303
€505 million revolving credit facility due 2012	712	508
China financing agreements	530	535
Other domestic and international debt	124	109
Notes payable and overdrafts	309	216

	$2,567	$1,671

At December 31, 2009, our unused availability included approximately $530 million which can only be used to finance the relocation and expansion of our manufacturing facilities in China. These financing arrangements along with government grants should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were no borrowings outstanding under these financing agreements at December 31, 2009.

In 2010, we expect our operating needs to include global contributions to our funded pension plans of approximately $275 million to $325 million and our investing needs to include capital expenditures of approximately $1.0 billion to $1.1 billion. We also expect interest expense to range between $350 million and $375 million. The strategic initiatives described above are intended to permit us to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions.

In order to effectively extend the maturity date of a portion of our indebtedness coming due in 2011, in February 2010, we commenced an offer to exchange any and all of our $650 million in aggregate principal amount of 7.857% Notes due 2011 for up to $702 million in aggregate principal amount of a new series of 8.75% Notes due

2020. The completion of the exchange offer is subject to the satisfaction of certain conditions, including that we receive valid tenders, not validly withdrawn, of at least $260 million in aggregate principal of the 7.857% Notes due 2011.

In addition, SRI has certain minority exit rights that, if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in GDTE and GDTNA following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.” As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.

Our ability to service debt and operational requirements are also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as Venezuela, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to various restrictions, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of overcoming these restrictions, we do not consider the net assets of our subsidiaries that are subject to such restrictions to be integral to our liquidity or readily available to service our debt and operational requirements. At December 31, 2009, approximately $563 million of net assets were subject to such restrictions.

At December 31, 2009, we had cash denominated in Venezuelan bolivares fuertes of $370 million (calculated at the December 31, 2009 official exchange rate of 2.15 bolivares fuertes to each U.S. dollar), third-party U.S. dollar-denominated accounts payable of $17 million, and U.S. dollar-denominated intercompany accounts payable of $127 million. Effective January 1, 2010, Venezuela’s economy is considered a highly inflationary economy under U.S. generally accepted accounting principles. Accordingly, all gains and losses resulting from the remeasurement of our financial statements are required to be recorded directly in the statement of operations. On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, we expect to record a charge in the first quarter of 2010 in connection with the remeasurement of our balance sheet to reflect the devaluation. If calculated at the new official exchange rate of 4.30 bolivares fuertes to each U.S. dollar, the charge is expected to be approximately $150 million, net of tax. If in the future we convert bolivares fuertes at a rate other than the official exchange rate, we may realize additional gains or losses that would be recorded in the statement of operations. Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2009. The devaluation of the bolivar fuerte and weak economic conditions are expected to adversely impact Latin American Tire’s operating results by $50 million to $75 million as compared to 2009. For further information regarding the Venezuelan currency devaluation and its anticipated impact on Goodyear, see “Item 1. Business — Recent Developments — Venezuelan Currency Devaluation,” and for a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors”.

We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2010 and to provide us with flexibility to respond to further changes in the business environment. The challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See “Item 1A. Risk Factors” for a more detailed discussion of these challenges.

Cash Position

At December 31, 2009, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$352 million or 18% in Europe, Middle East and Africa, primarily Western Europe ($427 million or 23% at December 31, 2008),

•	$217 million or 11% in Asia, primarily Singapore, Australia and India ($311 million or 16% at December 31, 2008), and

•	$533 million or 28% in Latin America, including $370 million in Venezuela ($298 million or 16% at December 31, 2008).

Operating Activities

Net cash provided by continuing operations was $1,297 million in 2009, compared to cash used of $739 million in 2008 and cash provided of $92 million in 2007. Cash flows in 2009 included a net cash inflow of $1,081 million for trade working capital, compared with net cash outflows of $127 million and $204 million in 2008 and 2007, respectively. Operating cash flows in 2008 included the $1,007 million contribution made to the VEBA.

Investing Activities

Net cash used in continuing operations was $663 million in 2009, compared to $1,058 million in 2008 and $606 million in 2007. Capital expenditures were $746 million in 2009, compared to $1,049 million in 2008 and $739 million in 2007. The increase in capital expenditures in 2008 primarily related to projects targeted at increasing our capacity for high value-added tires, which were scaled back in 2009 due to the recessionary economic conditions. Investing cash flows included a cash inflow of $47 million and a net cash outflow of $76 million in 2009 and 2008, respectively related to The Reserve Primary Fund. Investing cash flows also reflect cash provided from the disposition of assets each year as a result of the realignment of operations under rationalization programs and the divestiture of non-core assets.

Investing cash flows provided by discontinued operations in 2007 of $1,435 million related primarily to the proceeds from the sale of our Engineered Products business.

Financing Activities

Net cash used in continuing operations was $654 million in 2009, compared to cash provided of $264 million in 2008 and cash used of $1,426 million in 2007. Financing cash flows in 2009 included the net proceeds from the issuance of our $1 billion 10.5% senior notes due 2016, the $700 million net repayment of amounts incurred under our first lien revolving credit facility due 2013, and the repayment at maturity of our $500 million senior floating rate notes due 2009. Consolidated debt at December 31, 2009 was $4,520 million, compared to $4,979 million at December 31, 2008.

Financing cash flows in 2008 included outflows of $84 million for the acquisition of approximately 6% of the outstanding shares of our tire manufacturing subsidiary in Poland and the acquisition of the remaining 25% ownership in our tire manufacturing and distribution subsidiary in China. Non-cash financing activities in 2007 included the issuance of 28.7 million shares of our common stock in exchange for approximately $346 million principal amount of our 4% convertible senior notes due 2034.

Credit Sources

In aggregate, we had total credit arrangements of $7,579 million available at December 31, 2009, of which $2,567 million were unused, compared to $7,127 million available at December 31, 2008, of which $1,671 million were unused. At December 31, 2009, we had long term credit arrangements totaling $7,046 million, of which $2,258 million were unused, compared to $6,646 million and $1,455 million, respectively, at December 31, 2008. At December 31, 2009, we had short term committed and uncommitted credit arrangements totaling $533 million, of which $309 million were unused, compared to $481 million and $216 million, respectively, at December 31, 2008. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At December 31, 2009, we had $2,345 million of outstanding notes, compared to $1,882 million at December 31, 2008.

Certain of our notes were issued pursuant to indentures that contain varying covenants and other terms. In general, the terms of our indentures, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, under certain of our indentures, if the notes are assigned an investment grade rating by Moody’s and Standard & Poor’s (“S&P”) and no default has occurred or is continuing, certain covenants will be suspended.

On May 11, 2009, we issued $1.0 billion aggregate principal amount of 10.5% senior notes due 2016. The senior notes were sold at 95.846% of the principal amount and will mature on May 15, 2016. The senior notes are our unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities.

For additional information on our outstanding notes, refer to “Part I — Business — Recent Developments” and to the Note to Consolidated Financial Statements, No. 12, Financing Arrangements and Derivative Financial Instruments.

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in various collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company (the “Parent Company”) and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors which are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2009, our borrowing base under this facility was $114 million below the stated amount of $1.5 billion.

At December 31, 2009, we had no borrowings outstanding and $494 million of letters of credit issued under the revolving credit facility. At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014

Our amended and restated second lien term loan facility is subject to the consent of the lenders making additional term loans, whereby, we may request that the facility be increased by up to $300 million. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. At December 31, 2009 and December 31, 2008, this facility was fully drawn.

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

As of December 31, 2009 and December 31, 2008, there were no borrowings under the German revolving credit facility. Under the European revolving credit facility, there were no borrowings as of December 31, 2009 and there were $182 million (€130 million) of borrowings, including $84 million (€60 million) of borrowings by the non-German borrowers, as of December 31, 2008. Letters of credit issued under the European revolving credit facility totaled $14 million (€10 million) as of December 31, 2009 and $16 million (€11 million) as of December 31, 2008.

Each of our first lien revolving credit facility and our European and German revolving credit facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below and the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments.

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

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. It is an event of default under the facility if the ratio of GDTE’s consolidated net indebtedness to its consolidated EBITDA is greater than 3.0 to 1.0. This financial covenant is substantially similar to the covenant included in the European credit facilities.

As of December 31, 2009 and 2008, the amount available and fully utilized under this program totaled $437 million (€304 million) and $483 million (€346 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $68 million and $61 million at December 31, 2009 and December 31, 2008, respectively. These amounts are included in Notes payable and overdrafts.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2009 and 2008. The receivable financing programs of these subsidiaries did not utilize a special purpose entity (“SPE”). At December 31, 2009 and 2008, the gross amount of receivables sold was $113 million and $116 million, respectively.

Other Foreign Credit Facilities

Our credit facilities in China provide for availability of up to 3.66 billion renminbi (approximately $530 million and $535 million at December 31, 2009 and December 31, 2008, respectively) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. There were no amounts outstanding at December 31, 2009 and December 31, 2008.

Covenant Compliance

Our amended and restated first lien revolving and second lien credit facilities contain certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.

We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2009, our availability under this facility of $892 million, plus our Available Cash of $819 million, totaled $1.7 billion, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.

In addition, our €505 million senior secured European and German revolving credit facilities contain non-financial covenants similar to the non-financial covenants in our first lien revolving and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined, through March 31, 2011, net of the sum of (1) cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, (2) cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and (3) availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. As of December 31, 2009, we were in compliance with this financial covenant.

There are no known future changes or new covenants to any of our existing debt obligations. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.

As of December 31, 2009, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities.

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

Covenant EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of limitations imposed under our credit facilities. Covenant EBITDA should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. Our failure to comply with the financial covenants in our credit facilities could have a material adverse effect on our liquidity and operations. Limitations on our ability to incur debt in accordance with our credit facilities could affect our liquidity, and we believe that the presentation of Covenant EBITDA provides investors with important information.

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

	Year Ended December 31,
(In millions)	2009	2008	2007

Goodyear Net (Loss) Income	$(375)	$(77)	$583
Interest Expense	311	320	470
United States and Foreign Taxes	7	209	296
Depreciation and Amortization Expense	636	660	623

EBITDA	579	1,112	1,972
Credit Facilities Adjustments:
Other Adjustments to Goodyear Net (Loss) Income(1)	71	—	(462)
Minority Interest in Net Income of Subsidiaries	11	54	71
Other Non-Cash Items	37	85	51
Capitalized Interest and Other Interest Related Expense	38	31	18
Rationalization Charges	16	93	61

Covenant EBITDA	$752	$1,375	$1,711

(1)	In 2009 other adjustments primarily include the sale of certain properties in Akron, Ohio. In 2007, other adjustments primarily include a $542 million pre-tax gain on the sale of our Engineered Products business.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2009:

	Payment Due by Period as of December 31, 2009
(In millions)	Total	2010	2011	2012	2013	2014	Beyond 2014

Debt Obligations(1)	$4,502	$335	$986	$93	$23	$1,207	$1,858
Capital Lease Obligations(2)	18	3	3	3	9	—	—
Interest Payments(3)	1,401	279	252	189	185	166	330
Operating Leases(4)	1,361	302	254	197	152	108	348
Pension Benefits(5)	2,702	350	588	713	563	488	N/A
Other Postretirement Benefits(6)	464	57	55	52	49	46	205
Workers’ Compensation(7)	404	75	51	38	29	23	188
Binding Commitments(8)	1,382	1,237	108	17	11	5	4
Uncertain Income Tax Positions(9)	66	35	4	26	—	—	1

	$12,300	$2,673	$2,301	$1,328	$1,021	$2,043	$2,934

(1)	Debt obligations include Notes payable and overdrafts.

(2)	The minimum lease payments for capital lease obligations is $23 million.

(3)	These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2009 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating lease obligations have not been reduced by minimum sublease rentals of $43 million, $33 million, $24 million, $18 million, $9 million, and $10 million in each of the periods above, respectively, for a total of $137 million. Payments, net of minimum sublease rentals, total $1,224 million. The present value of the net operating lease payments is $898 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2009. Although subject to change, the amounts set forth in the table for 2010, 2011 and 2012 represent the midpoint of the range of our estimated minimum funding requirements for domestic defined benefit pension plans under current ERISA law; and the midpoint of the range of our expected contributions to our funded non-U.S. pension plans, plus expected cash funding of direct participant payments to our domestic and non-U.S. pension plans. For years after 2012, the amounts shown in the table represent the midpoint of the range of our estimated minimum funding requirements for our domestic defined benefit pension plans, plus expected cash funding of direct participant payments to our domestic and non-U.S. pension plans, and do not include estimates for contributions to our funded non-U.S. pension plans.

The expected contributions for our domestic plans are based upon a number of assumptions, including:

•	Projected Target Liability interest rate of 6.60% for 2010, 6.15% for 2011, 5.63% for 2012, 5.79% for 2013 and 5.94% for 2014, and

•	plan asset returns of 8.5% for 2010 and beyond.

Future contributions are also affected by other factors such as:

•	future interest rate levels,

•	the amount and timing of asset returns,

•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions, and

•	any changes to current law which would grant additional funding relief for defined benefit plan sponsors.

(6)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

(7)	The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $301 million.

(8)	Binding commitments are for raw materials and investments in land, buildings and equipment.

(9)	These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2009. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of our global alliance with SRI, as set forth in the global alliance agreements between SRI and us, provide for certain minority exit rights available to SRI upon the occurrence of certain events enumerated in the global alliance agreements, including certain bankruptcy events, changes in our control or breaches of the global alliance agreements. SRI’s exit rights, in the event of the occurrence of a triggering event and the subsequent exercise of SRI’s exit rights, could require us to make a substantial payment to acquire SRI’s minority interests in GDTE and GDTNA following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.”

•	Pursuant to certain long term agreements, we will purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $40 million at December 31, 2009 and expire at various times through 2023. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	deteriorating economic conditions in any of our major markets, or an inability to access capital markets when necessary, may materially adversely affect our operating results, financial condition and liquidity;

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	work stoppages, financial difficulties or supply disruptions at our major OE customers, dealers or suppliers could harm our business;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	if we experience a labor strike, work stoppage or other similar event our financial position, results of operations and liquidity could be materially adversely affected;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	the challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s minority interests in GDTE and GDTNA following the determination of the fair value of those interests.

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

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

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to alter our exposure to the impact of changing interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. Interest rate swap contracts are thus used to separate interest rate risk management from debt funding decisions. At December 31, 2009, 44% of our debt was at variable interest rates averaging 3.13% compared to 68% at an average rate of 3.83% at December 31, 2008. We also have from time to time entered into interest rate lock contracts to hedge the risk-free component of anticipated debt issuances.

We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There were no interest rate contracts at December 31, 2009. There was one such interest rate contract outstanding at December 31, 2008. In October 2008, we entered into a basis swap contract under which we paid six-month LIBOR and received one-month LIBOR plus a premium. The notional principal amount of the swap was $1.2 billion and it matured in October 2009. During 2009, the weighted average interest rates paid and received were 2.35% and 0.83%, respectively. During 2008, the weighted average interest rates paid and received were 3.48% and 2.60%, respectively. Fair value gains and losses on the contract are recorded in Other Expense. The fair value of the contract at December 31, 2008 was a liability of $10 million.

The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2009	2008

Carrying amount — liability	$2,442	$1,514
Fair value — liability	2,532	1,207
Pro forma fair value — liability	2,601	1,241

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

The following table presents foreign currency derivative information at December 31:

(In millions)	2009	2008

Fair value — asset (liability)	$22	$(23)
Pro forma decrease in fair value	(106)	(106)
Contract maturities	1/10 - 10/19	1/09 - 10/19

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2009	2008

Asset (liability):
Accounts receivable	$27	$3
Other Assets	1	1
Other current liabilities	(6)	(27)

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	59
Report of Independent Registered Public Accounting Firm	60
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2009	61
Consolidated Balance Sheets at December 31, 2009 and December 31, 2008	62
Consolidated Statements of Shareholders’ Equity (Deficit) for each of the three years ended December 31, 2009	63
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009	66
Notes to Consolidated Financial Statements	67
Supplementary Data (unaudited)	121
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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2009 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests as of January 1, 2009 (Note 1), convertible debt instruments as of January 1, 2009 (Note 1) and uncertain tax positions as of January 1, 2007 (Note 15).

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 18, 2010

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2009	2008	2007

Net Sales	$16,301	$19,488	$19,644
Cost of Goods Sold	13,676	16,139	15,911
Selling, Administrative and General Expense	2,404	2,600	2,762
Rationalizations (Note 2)	227	184	49
Interest Expense (Note 16)	311	320	468
Other Expense (Note 3)	40	59	9

(Loss) Income from Continuing Operations before Income Taxes	(357)	186	445
United States and Foreign Taxes (Note 15)	7	209	255

(Loss) Income from Continuing Operations	(364)	(23)	190
Discontinued Operations (Note 18)	—	—	463

Net (Loss) Income	(364)	(23)	653
Less: Minority Shareholders’ Net Income	11	54	70

Goodyear Net (Loss) Income	$(375)	$(77)	$583

Goodyear Per Share Amounts:
Per Basic Share:
(Loss) Income from Continuing Operations	$(1.55)	$(0.32)	$0.60
Discontinued Operations	—	—	2.30

Goodyear Net (Loss) Income	$(1.55)	$(0.32)	$2.90

Weighted Average Shares Outstanding (Note 4)	241	241	201
Per Diluted Share:
(Loss) Income from Continuing Operations	$(1.55)	$(0.32)	$0.59
Discontinued Operations	—	—	2.25

Goodyear Net (Loss) Income	$(1.55)	$(0.32)	$2.84

Weighted Average Shares Outstanding (Note 4)	241	241	205
Amounts Attributable to Goodyear:
(Loss) Income from Continuing Operations	$(375)	$(77)	$120
Discontinued Operations	—	—	463

Goodyear Net (Loss) Income	$(375)	$(77)	$583

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2009	2008

Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,922	$1,894
Accounts Receivable (Note 5)	2,540	2,517
Inventories (Note 6)	2,443	3,592
Prepaid Expenses and Other Current Assets (Note 8)	320	307

Total Current Assets	7,225	8,310
Goodwill (Note 7)	706	683
Intangible Assets (Note 7)	164	160
Deferred Income Taxes (Note 15)	43	54
Other Assets (Note 8)	429	385
Property, Plant and Equipment (Note 9)	5,843	5,634

Total Assets	$14,410	$15,226

Liabilities
Current Liabilities:
Accounts Payable-Trade	$2,278	$2,529
Compensation and Benefits (Notes 13 and 14)	635	625
Other Current Liabilities	844	778
Notes Payable and Overdrafts (Note 12)	224	265
Long Term Debt and Capital Leases due Within One Year (Note 12)	114	582

Total Current Liabilities	4,095	4,779
Long Term Debt and Capital Leases (Note 12)	4,182	4,132
Compensation and Benefits (Notes 13 and 14)	3,526	3,487
Deferred and Other Noncurrent Income Taxes (Note 15)	235	193
Other Long Term Liabilities	793	763

Total Liabilities	12,831	13,354
Commitments and Contingent Liabilities (Note 20)	—	—
Minority Shareholders’ Equity (Note 1)	593	619
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450,000,000 shares
Outstanding shares, 242,202,419 (241,289,921 in 2008)	242	241
Capital Surplus	2,783	2,764
Retained Earnings	1,082	1,463
Accumulated Other Comprehensive Loss (Note 19)	(3,372)	(3,446)

Goodyear Shareholders’ Equity	735	1,022
Minority Shareholders’ Equity — Nonredeemable	251	231

Total Shareholders’ Equity	986	1,253

Total Liabilities and Shareholders’ Equity	$14,410	$15,226

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity — Non-	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity (Deficit)	Redeemable	Equity (Deficit)

Balance at December 31, 2006 as reported

(after deducting 17,459,698 treasury shares)	178,218,970	$178	$1,427	$968	$(3,331)	$(758)	$254	$(504)

Adjustment for adoption of accounting standard on convertible debt (Note 1)	—	—	60	(43)	—	17	—	17

Balance at December 31, 2006 as restated

(after deducting 17,459,698 treasury shares)	178,218,970	178	1,487	925	(3,331)	(741)	254	(487)

Adjustment for adoption of accounting standard on uncertain tax positions (Note 15)				32		32	—	32

Comprehensive income (loss):

Net income				583		583	22	605

Foreign currency translation (net of tax of $1)					482	482	33	515

Reclassification adjustment for amounts recognized in income (net of tax of $0)					(13)	(13)	—	(13)

Prior service credit from defined benefit plan amendments (net of tax of $0)					488	488	—	488

Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8)					154	154	—	154

Decrease in net actuarial losses (net of tax of $12)					445	445	—	445

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $10)					137	137	—	137

Unrealized investment loss (net of tax of $0)					(14)	(14)	—	(14)

Other comprehensive income (loss)						1,679	33	1,712

Total comprehensive income (loss)						2,262	55	2,317

Issuance of shares for public equity offering (Note 21)	26,136,363	26	808			834	—	834

Issuance of shares for conversion of debt (Note 4)	28,728,852	29	309			338	—	338

Transactions between Goodyear and minority shareholders							(9)	(9)

Common stock issued from treasury:

Stock-based compensation plans (Note 13)	7,038,189	7	96			103	—	103

Stock-based compensation			22			22	—	22

Balance at December 31, 2007

(after deducting 10,438,287 treasury shares)	240,122,374	$240	$2,722	$1,540	$(1,652)	$2,850	$300	$3,150

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity — Non-	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity

Balance at December 31, 2007
(after deducting 10,438,287 treasury shares)	240,122,374	$240	$2,722	$1,540	$(1,652)	$2,850	$300	$3,150
Comprehensive income (loss):
Net (loss) income				(77)		(77)	25	(52)
Foreign currency translation (net of tax of $0)					(488)	(488)	(25)	(513)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(15)	(15)	—	(15)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8)					99	99	—	99
Increase in net actuarial losses (net of tax of $11)					(1,452)	(1,452)	—	(1,452)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0)					67	67	—	67
Unrealized investment loss (net of tax of $0)					(5)	(5)		(5)

Other comprehensive income (loss)						(1,794)	(25)	(1,819)

Total comprehensive income (loss)						(1,871)	—	(1,871)
Issuance of shares for conversion of debt (Note 4)	328,954	—	4			4	—	4
Transactions between Goodyear and minority shareholders							(69)	(69)
Common stock issued from treasury:
Stock-based compensation plans (Note 13)	838,593	1	4			5	—	5
Stock-based compensation			34			34	—	34

Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,764	$1,463	$(3,446)	$1,022	$231	$1,253

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity — Non-	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity

Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,764	$1,463	$(3,446)	$1,022	$231	$1,253
Comprehensive income (loss):
Net (loss) income				(375)		(375)	28	(347)
Foreign currency translation (net of tax of $22)					217	217	7	224
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(17)	(17)	—	(17)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $57)					121	121	—	121
Increase in net actuarial losses (net of tax of $(19))					(277)	(277)	—	(277)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1)					43	43	—	43
Prior service cost from plan amendments (net of tax of $7)					(16)	(16)		(16)
Unrealized investment loss (net of tax benefit of $2)					3	3		3

Other comprehensive income (loss)						74	7	81

Total comprehensive income (loss)						(301)	35	(266)
Transactions between Goodyear and minority shareholders							(15)	(15)
Common stock issued from treasury:
Stock-based compensation plans (Note 13)	912,498	1	1			2	—	2
Other			18	(6)		12	—	12

Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735	$251	$986

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2009	2008	2007

Balance at beginning of year	$619	$703	$623
Comprehensive income (loss):
Net (loss) income	(17)	29	48
Foreign currency translation (net of tax of $0)	27	(73)	76
Prior service cost from defined benefit plan amendment (net of tax of $0)	(1)	—	3
Amortization of prior service cost and unrecognized gains and losses included in net benefit cost (net of tax of $0 in 2009, $3 in 2008 and $0 in 2007)	7	7	14
(Increase) decrease in net actuarial losses (net of tax of $0 in 2009, $0 in 2008 and $9 in 2007)	(59)	10	28
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $0)	11	(11)	2

Total comprehensive income (loss)	(32)	(38)	171
Transactions between Goodyear and minority shareholders	—	(46)	(91)
Other	6	—	—

Balance at end of year	$593	$619	$703

Consolidated comprehensive income (loss) was ($298) million, ($1,909) million and $2,488 million in 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2009	2008	2007

Cash Flows from Operating Activities:
Net (Loss) Income	$(364)	$(23)	$653
Less: Discontinued Operations	—	—	463

(Loss) Income from Continuing Operations	(364)	(23)	190
Adjustments to reconcile net (loss) income from continuing operations to cash flows from operating activities:
Depreciation and amortization	636	660	614
Amortization and write-off of debt issuance costs	20	26	47
Net rationalization charges (Note 2)	227	184	49
Net gains on asset sales (Note 3)	30	(53)	(15)
VEBA funding	—	(1,007)	—
Pension contributions and direct payments	(430)	(364)	(719)
Rationalization payments	(200)	(84)	(75)
Customer prepayments and government grants	14	105	9
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	139	294	(104)
Inventories	1,265	(700)	(395)
Accounts payable — trade	(323)	279	295
Compensation and benefits	287	(31)	292
Other current liabilities	24	(58)	(113)
Other assets and liabilities	(28)	33	17

Total operating cash flows from continuing operations	1,297	(739)	92
Operating cash flows from discontinued operations	—	—	13

Total Cash Flows from Operating Activities	1,297	(739)	105
Cash Flows from Investing Activities:
Capital expenditures	(746)	(1,049)	(739)
Asset dispositions	43	58	107
Investment in The Reserve Primary Fund	—	(360)	—
Return of investment in The Reserve Primary Fund	47	284	—
Other transactions	(7)	9	26

Total investing cash flows from continuing operations	(663)	(1,058)	(606)
Investing cash flows from discontinued operations	—	—	1,435

Total Cash Flows from Investing Activities	(663)	(1,058)	829
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	85	97	21
Short term debt and overdrafts paid	(186)	(31)	(81)
Long term debt incurred	2,026	1,780	142
Long term debt paid	(2,544)	(1,459)	(2,327)
Common stock issued (Notes 13 and 21)	2	5	937
Transactions with minority interests in subsidiaries	(15)	(139)	(100)
Debt related costs and other transactions	(22)	11	(18)

Total financing cash flows from continuing operations	(654)	264	(1,426)
Financing cash flows from discontinued operations	—	—	(9)

Total Cash Flows from Financing Activities	(654)	264	(1,435)
Net Change in Cash of Discontinued Operations	—	—	27
Effect of Exchange Rate Changes on Cash and Cash Equivalents	48	(36)	75

Net Change in Cash and Cash Equivalents	28	(1,569)	(399)
Cash and Cash Equivalents at Beginning of the Year	1,894	3,463	3,862

Cash and Cash Equivalents at End of the Year	$1,922	$1,894	$3,463

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Accounting Policies

A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

We have evaluated the impact of subsequent events on these consolidated financial statements through the time of filing this Annual Report on Form 10-K on February 18, 2010.

We have adopted the new standard pertaining to accounting for convertible debt instruments that may be settled in cash upon conversion, effective January 1, 2009. This standard specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. In July 2004, we issued $350 million of 4% convertible senior notes due 2034, and subsequently exchanged $346 million of those notes for common stock and a cash payment in December 2007. The remaining notes were converted into common stock in May 2008. The adoption of this standard resulted in a $62 million reclassification in our consolidated statements of shareholders’ equity by decreasing retained earnings and increasing capital surplus at December 31, 2008, however the adoption did not impact our financial position. Goodyear income from continuing operations and net income were reduced by $19 million ($0.10 per share) in 2007, primarily due to increased interest expense. The impact on diluted per share amounts in 2007 was mitigated, however, as the number of weighted average diluted shares outstanding in 2007 was reduced due to the convertible notes becoming antidilutive as a result of the adoption of the new standard. For 2007, Goodyear income from continuing operations per diluted share decreased by $0.06, income from discontinued operations per diluted share increased by $0.25, and Goodyear net income per diluted share increased by $0.19. Prior period information presented in this Form 10-K has been restated for the adoption of this standard, where required.

We also have adopted the new standard pertaining to accounting and reporting for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary. The standard was effective January 1, 2009 and requires, among other things, that nonredeemable noncontrolling interests in subsidiaries be classified as shareholders’ equity. In addition, the acquisition or sale of a noncontrolling interest in a subsidiary when the parent maintains control is accounted for as an equity transaction, and the cash flows associated with these transactions are classified as financing activities in the Consolidated Statements of Cash Flows. Prior period information presented in this Form 10-K has been restated for the adoption of this standard, where required.

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

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $337 million, $366 million and $372 million in 2009, 2008 and 2007, respectively.

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

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising program with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $294 million, $373 million and $394 million in 2009, 2008 and 2007, respectively.

Rationalizations

We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Associate-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. Other costs generally include non-cancelable lease costs, contract terminations, and moving and relocation costs. Rationalization charges related to accelerated depreciation and asset impairments are recorded in CGS or SAG. Refer to Note 2.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether additional taxes will be required. We also report interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 15.

Cash and Cash Equivalents/Consolidated Statements of Cash Flows

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment-grade rated counterparties. At December 31, 2009, our cash investments with any single counterparty did not exceed $250 million.

Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the related hedged items. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities. Book overdrafts are recorded within Accounts payable-trade and totaled $78 million and $97 million at December 31, 2009 and 2008, respectively. Bank overdrafts are recorded within Notes payable and overdrafts. Cash flows associated with book and bank overdrafts are classified as financing activities. Investing activities excluded $25 million, $33 million and $132 million of accrued capital expenditures in 2009, 2008 and 2007, respectively. Non-cash financing activities in 2007 included the issuance of 28.7 million shares of our common stock in exchange for approximately $346 million principal amount of our 4% convertible senior notes due 2034.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Accounting Policies (continued)

Restricted Net Assets

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make cash distributions. At December 31, 2009, approximately $563 million of net assets were subject to such restrictions.

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

Goodwill and Other Intangible Assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Annually, we perform the impairment tests for goodwill and intangible assets with indefinite useful lives as of July 31. The impairment test for goodwill uses a discounted cash flow approach. In addition, the carrying amount of goodwill and intangible assets with indefinite useful lives is reviewed whenever events or circumstances indicated that revisions might be warranted. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Costs of acquisition, renewal and extension of intangible assets are capitalized. There are no significant renewal or extension provisions associated with our intangible assets. Refer to Note 7.

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

Foreign Currency Translation

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Transaction gains and losses are recorded in the Consolidated Statement of Operations. Translation adjustments are recorded as AOCL. Income taxes are generally not provided for foreign currency translation adjustments.

Derivative Financial Instruments and Hedging Activities

To qualify for hedge accounting, hedging instruments must be designated as hedges and meet defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.

Derivative contracts are reported at fair value on the Consolidated Balance Sheets as both current and long term Accounts Receivable or Other Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded net of tax in AOCL. Ineffectiveness in hedging relationships is recorded in Other Expense in the current period.

Interest Rate Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income as Interest Expense in the same period that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges are recognized in income in the current period as Interest Expense. Gains and losses on contracts with no hedging designation are recorded in the current period in Other Expense.

Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges, excluding premiums, are recorded in Other Expense in the current period. Gains and losses on contracts with no hedging designation are recorded in Other Expense in the current period. We do not include premiums paid on forward currency contracts in our assessment of hedge effectiveness. Premiums on contracts designated as hedges are recognized in Other Expense over the life of the contract.

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

Termination of Contracts — Gains and losses (including deferred gains and losses in AOCL) are recognized in Other Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or to Other Expense over the remaining life of that position. Gains and losses on contracts that we temporarily continue to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in income in Other Expense.

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

•	Expected term is determined using a weighted average of the contractual term and vesting period of the award under the simplified method, as historical data was not sufficient to provide a reasonable estimate;

•	Expected volatility is measured using the weighted average of historical daily changes in the market price of our common stock over the expected term of the award and implied volatility calculated for our exchange traded options with an expiration date greater than one year;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years.

Refer to Note 13.

Earnings Per Share of Common Stock

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options and contingently convertible debt, regardless of whether the provisions of the contingent features had been met. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note 4.

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

Refer to Notes 11 and 14.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2009 presentation.

Recently Issued Accounting Pronouncements

In June 2009 the FASB issued a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard effective January 1, 2010 will not have a material impact on our consolidated financial statements.

In June 2009 the FASB issued a new standard pertaining to accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard effective January 1, 2010 will not have a material impact on our consolidated financial statements.

Note 2.	Costs Associated with Rationalization Programs

To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in (Loss) Income from Continuing Operations before Income Taxes are as follows:

(In millions)	2009	2008	2007

New charges	$246	$192	$63
Reversals	(19)	(8)	(14)

	$227	$184	$49

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs (continued)

The following table presents the roll-forward of the liability balance between periods:

		Other Than
	Associate-related	Associate-related
(In millions)	Costs	Costs	Total

Balance at December 31, 2006	$77	$20	$97
2007 charges	36	27	63
Incurred	(45)	(39)	(84)
Reversed to the Statement of Operations	(12)	(2)	(14)

Balance at December 31, 2007	56	6	62
2008 charges	152	40	192
Incurred	(87)	(23)	(110)
Reversed to the Statement of Operations	(3)	(5)	(8)

Balance at December 31, 2008	118	18	136
2009 charges	217	29	246
Incurred	(199)	(19)	(218)
Reversed to the Statement of Operations	(16)	(3)	(19)

Balance at December 31, 2009	$120	$25	$145

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

During 2009, net rationalization charges of $227 million were recorded. New charges of $246 million were comprised of $208 million for plans initiated in 2009 and $38 million for plans initiated in 2008 and prior years. New charges for the 2009 plans consist of $194 million of associate-related costs and $14 million primarily for other exit costs and non-cancelable lease costs. These amounts include $202 million related to future cash outflows and $6 million for pension settlements and curtailments. Approximately 4,100 associates will be released under 2009 plans, of which 3,300 were released by December 31, 2009. The $38 million of new charges for 2008 and prior year plans consist of $23 million of associate-related costs and $15 million primarily for other exit costs and non-cancelable lease costs. These amounts include $27 million related to future cash outflows and $11 million for other non-cash exit costs, including $8 million for pension settlements and curtailments. The net charges in 2009 also included the reversal of $19 million of charges for actions no longer needed for their originally-intended purposes.

The accrual balance of $145 million at December 31, 2009 consists of $120 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $25 million primarily for long term non-cancelable lease costs.

Asset write-offs and accelerated depreciation charges of $43 million were recorded in CGS in 2009 and related primarily to the closure of our Las Pinas, Philippines and Somerton, Australia tire manufacturing facilities and the discontinuation of a line of tires at one of our plants in North America.

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

During 2008, net rationalization charges of $184 million were recorded. New charges of $192 million were comprised of $142 million for plans initiated in 2008, consisting of $118 million for associate severance costs and $24 million for other exit and non-cancelable lease costs, and $50 million for plans initiated in 2007 and prior years, consisting of $34 million for associate severance costs and $16 million for other exit and non-cancelable lease costs. The net charges in 2008 also included the reversal of $8 million of charges for actions no longer needed for their originally intended purposes. Approximately 3,100 associates will be released under 2008 plans, of which 2,900 were released by December 31, 2009, including 1,400 in 2009.

Asset write-offs and accelerated depreciation charges of $28 million were recorded in CGS in 2008, related primarily to the closure of the Somerton, Australia tire manufacturing facility and the Tyler, Texas mix center.

Rationalization actions in 2007 consisted primarily of a decision to reduce tire production at two facilities in Amiens, France in EMEA. Other rationalization actions in 2007 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in several strategic business units.

During 2007, net rationalization charges of $49 million were recorded. New charges of $63 million were comprised of $28 million for plans initiated in 2007, primarily related to associate severance costs, and $35 million for plans initiated in 2006, consisting of $9 million for associate severance costs and $26 million for other exit and non-cancelable lease costs. The net charges in 2007 also included the reversal of $14 million of charges for actions no longer needed for their originally intended purposes. Approximately 700 associates were to be released under programs initiated in 2007, of which approximately 500 were released by December 31, 2009, including 100 in 2009.

Asset write-offs and accelerated depreciation charges of $37 million were recorded in CGS in 2007, primarily for fixed assets taken out of service in connection with the elimination of tire production at our Tyler, Texas and Valleyfield, Quebec facilities in our North American Tire Segment.

Note 3.	Other Expense

(In millions) (Income)Expense	2009	2008	2007

Interest income	$(17)	$(68)	$(128)
Net losses (gains) on asset sales	30	(53)	(15)
Financing fees and financial instruments	39	97	107
General and product liability — discontinued products	9	30	15
Foreign currency exchange	7	57	31
Royalty income	(28)	(32)	(15)
Subsidiary liquidation loss	18	16	—
Net (insurance proceeds)/fire loss expense	(26)	3	12
Miscellaneous	8	9	2

	$40	$59	$9

Interest income consisted primarily of amounts earned on cash deposits, and has declined each year since 2007 due primarily to lower average cash balances and interest rates.

Net losses on asset sales in 2009 of $30 million were due primarily to the sale of properties in Akron, Ohio.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other Expense (continued)

Net gains on asset sales in 2008 were $53 million and included a gain of $20 million on the sale of property in EMEA, a gain of $10 million on the sale of property, buildings and equipment in Asia Pacific Tire, a gain of $11 million on the sale of property in North American Tire, a gain of $5 million on the sale of property and buildings in Latin American Tire, and net gains of $7 million on the sales of other assets in North American Tire.

Net gains on asset sales in 2007 were $15 million and included a gain of $19 million on the sale of our Washington, UK facility in EMEA, a gain of $19 million on the sale of warehouses and other property and equipment in North American Tire, a gain of $7 million on the sale of property in Asia Pacific Tire, and net gains of $6 million on the sales of other assets primarily in EMEA and North American Tire. Net gains were partially offset by the loss of $36 million on the sale of substantially all of the assets of North American Tire’s tire and wheel assembly operation in the fourth quarter of 2007.

Financing fees and financial instruments expense was $39 million in 2009, compared to $97 million in 2008 and $107 million in 2007. These expenses include the amortization of deferred financing fees, commitment fees and charges incurred as a result of financing transactions. Charges in 2008 included $43 million related to the redemption of $650 million of long term debt, $10 million related to an interest rate basis swap and a $5 million valuation allowance on our investment in The Reserve Primary Fund. Charges in 2007 included $33 million related to the redemption of $315 million of long term debt, $17 million related to the exchange offer for our outstanding 4% convertible senior notes and $14 million of debt issuance costs written-off in connection with refinancing activities.

General and product liability-discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $24 million, $28 million and $25 million of expense related to asbestos claims in 2009, 2008 and 2007, respectively. In addition, we recorded $10 million, $1 million and $14 million of income related to probable insurance recoveries in those respective years. We also recorded a gain of $4 million in 2009 on a related insurance settlement.

Foreign currency exchange losses were higher in 2008 and 2007, compared to 2009, due to the weakening of various currencies against the U.S. dollar.

Royalty income is derived primarily from licensing arrangements related to divested businesses, and increased from 2007 due to the recognition of deferred income from a trademark licensing agreement related to our Engineered Products business that was divested in 2007.

We liquidated our subsidiary in Guatemala in 2009 and our subsidiary in Jamaica in 2008 and recognized losses of $18 million and $16 million, respectively, due primarily to accumulated foreign currency translation losses.

In 2007, there was a fire in our Thailand facility, which resulted in a loss of $12 million, net of insurance proceeds. In 2009, we recognized an additional $26 million of insurance proceeds in income related to the settlement of a claim as a result of the fire.

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

The following table presents the number of incremental weighted average shares outstanding used in computing diluted per share amounts:

	2009	2008	2007

Weighted average shares outstanding — basic	241,474,810	240,692,524	200,933,767
Stock options and other dilutive securities	—	—	4,114,743

Weighted average shares outstanding — diluted	241,474,810	240,692,524	205,048,510

Weighted average shares outstanding — diluted for 2009 and 2008 exclude the effects of approximately 4 million and 6 million potential common shares related to options with exercise prices less than the average market price of our common stock (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss in 2009 and 2008.

Additionally, weighted average shares outstanding — diluted exclude approximately 11 million, 9 million and 6 million potential common shares related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options), for 2009, 2008 and 2007, respectively.

Note 5.	Accounts Receivable

(In millions)	2009	2008

Accounts receivable	$2,650	$2,610
Allowance for doubtful accounts	(110)	(93)

	$2,540	$2,517

Note 6.	Inventories

(In millions)	2009	2008

Raw materials	$483	$714
Work in process	138	119
Finished products	1,822	2,759

	$2,443	$3,592

Note 7.	Goodwill and Intangible Assets

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2009:

	Balance at			Balance at
	December 31,			December 31,
(In millions)	2008	Divestitures	Translation	2009

North American Tire	$94	$—	$—	$94
Europe, Middle East and Africa Tire	522	(1)	18	539
Asia Pacific Tire	67	—	6	73

	$683	$(1)	$24	$706

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Intangible Assets (continued)

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2008:

	Balance at				Balance at
	December 31,	Purchase Price			December 31,
(In millions)	2007	Allocation	Divestitures	Translation	2008

North American Tire	$94	$—	$—	$—	$94
Europe, Middle East and Africa Tire	547	28	(1)	(52)	522
Asia Pacific Tire	72	—	—	(5)	67

	$713	$28	$(1)	$(57)	$683

In March 2008, we acquired an additional 6.12% ownership interest in our tire manufacturing subsidiary in Poland by purchasing outstanding shares held by minority shareholders for $46 million. As a result of the acquisition, we recorded goodwill totaling $28 million.

We have not recorded any goodwill impairment charges since we began annual goodwill impairment testing.

The following table presents information about intangible assets:

	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount(1)	Amortization(1)	Amount	Amount(1)	Amortization(1)	Amount

Intangible assets with indefinite lives	$129	$(7)	$122	$128	$(6)	$122
Trademarks and patents	19	(5)	14	36	(21)	15
Other intangible assets	35	(7)	28	29	(6)	23

	$183	$(19)	$164	$193	$(33)	$160

(1)	Includes impact of foreign currency translation.

Intangible assets are primarily comprised of the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.

Amortization expense for intangible assets totaled $3 million, $3 million and $4 million in 2009, 2008 and 2007, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $3 million during each of the next five years and the weighted average remaining amortization period is approximately 24 years.

Our annual impairment analysis for 2009 and 2008 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be re-performed for goodwill or for intangible assets with indefinite lives for any segment at December 31, 2009.

Note 8.	Other Assets and Investments

We owned 3,421,306 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2009 and 2008 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $30 million and $29 million at December 31, 2009 and 2008, respectively, and was included in Other Assets. We have classified the Sumitomo Investment as available-for-sale. At December 31, 2009, AOCL included gross unrealized holding gains on the Sumitomo Investment of $13 million ($15 million after-tax), compared to $13 million ($14 million after-tax) at December 31, 2008.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Other Assets and Investments (continued)

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

Dividends received from our consolidated subsidiaries were $129 million, $209 million and $562 million in 2009, 2008 and 2007, respectively. Dividends received from our affiliates accounted for using the equity method were $3 million in 2009, 2008 and 2007.

During 2008, we had a net cash outflow of $76 million related to funds invested in The Reserve Primary Fund due to the temporary delay in accessing our cash. During 2009, we received additional redemptions of $47 million bringing our investment at December 31, 2009 to $24 million, net of a $5 million valuation allowance.

Note 9.	Property, Plant and Equipment

	2009			2008
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total

Property, plant and equipment, at cost:
Land	$409	$4	$413	$429	$4	$433
Buildings	1,807	53	1,860	1,847	62	1,909
Machinery and equipment	11,252	86	11,338	10,604	93	10,697
Construction in progress	692	—	692	748	—	748

	14,160	143	14,303	13,628	159	13,787
Accumulated depreciation	(8,528)	(98)	(8,626)	(8,213)	(97)	(8,310)

	5,632	45	5,677	5,415	62	5,477
Spare parts	166	—	166	157	—	157

	$5,798	$45	$5,843	$5,572	$62	$5,634

The range of useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 5 to 45 years; machinery and equipment, 3 to 40 years.

Note 10.	Leased Assets

Net rental expense comprised the following:

(In millions)	2009	2008	2007

Gross rental expense	$382	$383	$372
Sublease rental income	(67)	(68)	(70)

	$315	$315	$302

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

While substantially all subleases and some operating leases are cancelable for periods beyond 2010, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.

The following table presents minimum future lease payments:

						2015 and
(In millions)	2010	2011	2012	2013	2014	Beyond	Total

Capital Leases
Minimum lease payments	$5	$5	$4	$9	$—	$—	$23
Imputed interest	(2)	(2)	(1)	——	—	—	(5)

Present value	$3	$3	$3	$9	$—	$—	$18

Operating Leases
Minimum lease payments	$302	$254	$197	$152	$108	$348	$1,361
Minimum sublease rentals	(43)	(33)	(24)	(18)	(9)	(10)	(137)

	$259	$221	$173	$134	$99	$338	1,224

Imputed interest							(326)

Present value							$898

Note 11.	Fair Value Measurements

The following table presents information about assets and liabilities recorded at fair value at December 31, 2009 and 2008, on the Consolidated Balance Sheet:

			Quoted Prices in
	Total Carrying		Active Markets for
	Value in the		Identical		Significant Other		Significant
	Consolidated		Assets/Liabilities		Observable Inputs		Unobservable Inputs
(In millions)	Balance Sheet		(Level 1)		(Level 2)		(Level 3)
December 31,	2009	2008	2009	2008	2009	2008	2009	2008

Assets:
Investments	$32	$38	$32	$38	$—	$—	$—	$—
Derivative Financial Instruments	28	4	—	—	27	3	1	1

Total Assets at Fair Value	$60	$42	$32	$38	$27	$3	$1	$1

Liabilities:
Derivative Financial Instruments	$6	$37	$—	$—	$6	$27	$—	$10

Total Liabilities at Fair Value	$6	$37	$—	$—	$6	$27	$—	$10

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Fair Value Measurements (continued)

Derivative financial instrument valuations classified as Level 3 at December 31, 2009 include embedded currency derivatives in long-term operating leases. The valuation of the embedded currency derivatives is based on an extrapolation of forward rates to the assumed expiration of the leases. Realized and unrealized gains and losses are included in Other Expense. A reconciliation of the fair value of instruments classified as Level 3 follows:

(In millions)	2009	2008

Asset (liability)
Balance at beginning of period	$(9)	$6
Realized/unrealized gains and (losses)	10	(15)

Balance at end of period	$1	$(9)

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31. The fair value was estimated using quoted market prices or discounted future cash flows.

(In millions)	2009	2008

Fixed Rate Debt:
Carrying amount — liability	$2,442	$1,514
Fair value — liability	2,532	1,207
Variable Rate Debt:
Carrying amount — liability	$1,836	$3,164
Fair value — liability	1,752	2,531

Note 12.	Financing Arrangements and Derivative Financial Instruments

At December 31, 2009, we had total credit arrangements totaling $7,579 million, of which $2,567 million were unused.

Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2009, we had short term committed and uncommitted credit arrangements totaling $533 million, of which $309 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

The following table presents amounts due within one year at December 31:

(In millions)	2009	2008

Notes payable and overdrafts	$224	$265

Weighted average interest rate	4.84%	6.33%
Long term debt and capital leases due within one year:
Floating rate notes due 2009	$—	$498
Other (including capital leases)	114	84

	$114	$582

Weighted average interest rate	4.78%	6.28%
Total obligations due within one year	$338	$847

Long Term Debt and Capital Leases and Financing Arrangements

At December 31, 2009, we had long term credit arrangements totaling $7,046 million, of which $2,258 million were unused.

The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates at December 31:

		Interest		Interest
(In millions)	2009	Rate	2008	Rate

Notes:
Floating rate notes due 2009	$—	—	$498	6.29%
7.857% due 2011	650	7.857%	650	7.857%
8.625% due 2011	325	8.625%	325	8.625%
9% due 2015	260	9%	260	9%
10.5% due 2016	961	10.5%	—	—
7% due 2028	149	7%	149	7%
Credit Facilities:
€505 million revolving credit facility due 2012	—	—	182	4.75%
$1.5 billion first lien revolving credit facility due 2013	—	—	700	1.73%
$1.2 billion second lien term loan facility due 2014	1,200	2.34%	1,200	2.22%
Pan-European accounts receivable facility due 2015	437	3.58%	483	5.81%
Other domestic and international debt(1)	296	5.87%	231	7.54%

	4,278		4,678
Capital lease obligations	18		36

	4,296		4,714
Less portion due within one year	(114)		(582)

	$4,182		$4,132

(1)	Interest rates are weighted average interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

NOTES

$500 Million Senior Floating Rate Notes due 2009

During the fourth quarter of 2009, we repaid our $500 million senior floating rate notes at their maturity.

$650 Million 7.857% Notes due 2011

At December 31, 2009, $650 million of our 7.857% notes due in 2011 were outstanding. These notes are unsecured senior obligations and will mature on August 15, 2011.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price equal to the greater of 100% of the principal amount thereof or the sum of the present values of the remaining scheduled payments thereon, discounted using a defined treasury rate plus 35 basis points, plus in either case accrued and unpaid interest to the redemption date.

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur secured debt, (ii) engage in sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.

On February 2, 2010, we commenced an offer to exchange our outstanding 7.857% Notes due 2011 for up to $702 million in aggregate principal amount of a new series of 8.75% Notes due 2020. Concurrent with the exchange offer, we are soliciting consents from the holders of the 7.857% Notes due 2011 to amend the terms of the indenture that governs those notes. The proposed amendments, if adopted, would delete many of the restrictive covenants and certain events of default in the indenture governing those notes. The exchange offer and consent solicitation will expire on March 2, 2010, unless extended or earlier terminated by us. The completion of the exchange offer and consent solicitation is subject to the satisfaction of certain conditions, including that we receive valid tenders, not validly withdrawn, of at least $260 million in aggregate principal amount of the 7.857% Notes due 2011.

$325 Million 8.625% Senior Notes due 2011

At December 31, 2009, $325 million of our 8.625% senior notes due in 2011 were outstanding. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities, and will mature on December 1, 2011.

We have the option to redeem these notes, in whole or in part, at any time on or after December 1, 2009 at a redemption price of 104.313% and 102.156% during the 12-month periods commencing on December 1, 2009 and 2010, respectively, plus accrued and unpaid interest to the redemption date.

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody’s and Standard & Poor’s (“S&P”) and no default has occurred or is continuing, certain covenants will be suspended.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

$260 Million 9% Senior Notes due 2015

At December 31, 2009, $260 million of our 9% senior notes due in 2015 were outstanding. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities, and will mature on July 1, 2015.

We have the option to redeem these notes, in whole or in part, at any time on or after July 1, 2010 at a redemption price of 104.5%, 103% and 101.5% during the 12-month periods commencing on July 1, 2010, 2011 and 2012, respectively, and on or after July 1, 2013 at a redemption price of 100%, plus accrued and unpaid interest to the redemption date. Prior to July 1, 2010, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 8.625% Senior Notes due 2011, described above.

$1.0 Billion 10.5% Senior Notes due 2016

On May 11, 2009, we issued $1.0 billion aggregate principal amount of 10.5% senior notes due 2016, all of which were outstanding as of December 31, 2009. These notes were sold at 95.846% of the principal amount at an effective interest rate of 11.375% and will mature on May 15, 2016. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities.

We have the option to redeem these notes, in whole or in part, at any time on or after May 15, 2012 at a redemption price of 107.875%, 105.25%, 102.625% and 100% during the 12-month periods commencing on May 15, 2012, 2013, 2014 and 2015, respectively, plus accrued and unpaid interest to the redemption date. Prior to May 15, 2012, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to May 15, 2012, we may redeem up to 35% of the senior notes from the net cash proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount plus accrued and unpaid interest to the redemption date.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 8.625% Senior Notes due 2011, described above.

$150 Million 7% Notes due 2028

At December 31, 2009, $150 million of our 7% Notes due in 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price equal to the greater of 100% of the principal amount thereof or the sum of the present values of the remaining scheduled payments thereon, discounted using a defined treasury rate plus 15 basis points, plus in either case accrued and unpaid interest to the redemption date.

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur secured debt, (ii) engage in sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.

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

Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company (the “Parent Company”) and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors which are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2009, our borrowing base under this facility was $114 million below the stated amount of $1.5 billion.

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

The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

If Available Cash plus the availability under the facility is greater than $400 million, amounts drawn under the facility will bear interest either (i) at a rate of 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of the prime rate or the federal funds rate plus 50 basis points), and undrawn amounts under the facility will be subject to an annual commitment fee of 37.5 basis points. If Available Cash plus the availability

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

under the facility is equal to or less than $400 million, then amounts drawn under the facility will bear interest either (i) at a rate of 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

At December 31, 2009, we had no borrowings and $494 million of letters of credit issued under the revolving credit facility. At December 31, 2008, we had $700 million outstanding and $497 million of letters of credit issued under the revolving credit facility.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014

Our amended and restated second lien term loan facility is subject to the consent of the lenders making additional term loans, whereby, we may request that the facility be increased by up to $300 million. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. The second lien term loan facility, which matures on April 30, 2014, contains covenants, representations, warranties and defaults similar to those in the $1.5 billion first lien credit facility. However, if our Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the facility.

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

At December 31, 2009 and 2008, this facility was fully drawn.

€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012

Our amended and restated facilities consist of a €155 million German revolving credit facility, which is only available to certain of our German subsidiaries of Goodyear Dunlop Tires Europe B.V. (“GDTE”) (collectively, “German borrowers”) and a €350 million European revolving credit facility, which is available to the same German borrowers and to GDTE and certain of its other subsidiaries, with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the German and European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

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

The facilities, which mature on April 30, 2012, contain covenants similar to those in our first lien credit facility, with additional limitations applicable to GDTE and its subsidiaries. In addition, under the facilities we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined, through March 31,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

2011, net of the sum of (1) cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, (2) cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and (3) availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above under “$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013” is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the facilities. Under the revolving credit facilities, we pay an annual commitment fee of 62.5 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 200 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 200 basis points for loans denominated in euros.

The above facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. The facilities also have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries.

As of December 31, 2009 and December 31, 2008, there were no borrowings under the German revolving credit facility. Under the European revolving credit facility, there were no borrowings as of December 31, 2009 and there were $182 million (€130 million) of borrowings, including $84 million (€60 million) of borrowings by the non-German borrowers, as of December 31, 2008. Letters of credit issued under the European revolving credit facility totaled $14 million (€10 million) as of December 31, 2009 and $16 million (€11 million) as of December 31, 2008.

International Accounts Receivable Securitization Facilities (On-Balance Sheet)

GDTE and certain of its subsidiaries are party to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Utilization under this facility is based on current available receivable balances. The facility is subject to customary annual renewal of back-up liquidity commitments. The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. It is an event of default under the facility if the ratio of GDTE’s consolidated net indebtedness to its consolidated EBITDA is greater than 3.00 to 1.00. This financial covenant is substantially similar to the covenant included in the European credit facilities.

As of December 31, 2009 and 2008, the amount available and fully utilized under this program totaled $437 million (€304 million) and $483 million (€346 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $68 million and $61 million at December 31, 2009 and 2008, respectively. These amounts are included in Notes payable and overdrafts.

Other Foreign Credit Facilities

Our Chinese subsidiary has entered into financing agreements in China. These credit facilities provide for availability of up to 3.6 billion renminbi (approximately $530 million at December 31, 2009) and can only be used to finance the relocation and expansion of our manufacturing facility in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. The facilities mature in 2016 and

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

principal amortization begins five years after the first borrowing. There were no amounts outstanding at December 31, 2009 and 2008.

Debt Maturities

The annual aggregate maturities of our debt and capital leases for the five years subsequent to December 31, 2009 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2010	2011	2012	2013	2014

Domestic	$3	$976	$1	$4	$1,200
International	111	13	95	28	7

	$114	$989	$96	$32	$1,207

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

Interest Rate Contracts

We manage our fixed and floating rate debt mix, within defined limitations, using refinancings and unleveraged interest rate swaps. We will enter into fixed and floating interest rate swaps to hedge against the effects of adverse changes in interest rates on consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates, and are normally designated as cash flow hedges. Floating rate swaps are used to convert the fixed rates of long term borrowings into short term variable rates, and are normally designated as fair value hedges. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. At December 31, 2009, 44% of our debt was at variable interest rates averaging 3.13% compared to 68% at an average rate of 3.83% at December 31, 2008. The decrease in the average variable interest rate was due primarily to decreases in the underlying market rates associated with our variable rate debt.

We may also enter into interest rate contracts that change the basis of our floating interest rate exposure. There were no interest rate contracts at December 31, 2009. There was one such interest rate contract outstanding at December 31, 2008. In October 2008, we entered into a basis swap contract under which we paid six-month LIBOR and received one-month LIBOR plus a premium. The notional principal amount of the swap was $1.2 billion and it matured in October 2009. During 2009, the weighted average interest rates paid and received were 2.35% and 0.83%, respectively. During 2008, the weighted average interest rates paid and received were 3.48% and 2.60%, respectively. Fair value gains and losses on the contract are recorded in Other Expense. The fair value of the contract at December 31, 2008 was a liability of $10 million.

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

Contracts hedging short-term trade receivables and payables normally have no hedging designation. There were no foreign currency contracts designated as hedging instruments as of December 31, 2009. The following table presents foreign currency derivative carrying amounts at December 31:

(In millions)	2009	2008

Carrying amount — asset (liability):
Accounts receivable	$27	$3
Other assets	1	1
Other current liabilities	(6)	(27)

At December 31, 2009 and December 31, 2008, these outstanding foreign currency derivatives had notional amounts of $1,252 million and $1,123 million, respectively, and primarily related to intercompany loans. Net transaction losses on foreign currency derivatives totaled $144 million in 2009 and are reported in Other Expense. These losses were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.

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

The following table summarizes the activity related to options during 2009:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (In millions)

Outstanding at January 1	14,838,930	$20.85
Options granted	3,328,336	6.32
Options exercised	(537,510)	10.01		$3
Options expired	(2,647,268)	32.31
Options cancelled	(358,566)	18.18

Outstanding at December 31	14,623,922	15.94	5.4	37

Vested and expected to vest at December 31	14,091,676	16.05	5.2	34

Exercisable at December 31	9,785,326	17.42	3.9	13

Available for grant at December 31	9,810,373

The aggregate intrinsic value of options exercised in 2008 was $10 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Compensation Plans (continued)

Significant option groups outstanding at December 31, 2009 and related weighted average exercise price and remaining contractual term information follows:

				Remaining
	Options	Options	Exercise	Contractual Term
Grant Date	Outstanding	Exercisable	Price	(Years)

2/26/09	2,711,395	109,223	$4.81	9.2
2/21/08	1,247,105	382,634	26.74	8.2
2/22/07	1,351,334	764,612	24.71	7.2
12/06/05	896,851	896,851	17.15	5.9
12/09/04	1,681,486	1,681,486	12.54	4.9
12/02/03	918,071	918,071	6.81	3.9
12/03/02	484,548	484,548	7.94	2.9
12/03/01	1,243,055	1,243,055	22.05	1.9
12/04/00	1,586,060	1,586,060	17.68	0.9
All other	2,504,017	1,718,786	(1)	(1)

	14,623,922	9,785,326

(1)	Options in the “All other” category had exercise prices ranging from $5.52 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $20.47 and $22.55, respectively, while the remaining weighted average contractual term was 4.5 years and 3.6 years, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2009	2008	2007

Weighted average grant date fair value	$4.08	$12.57	$10.62
Black-Scholes model assumptions(1):
Expected term (years)	5.99	6.03	5.10
Interest rate	2.39%	3.21%	4.61%
Volatility	79.6	47.0	39.2
Dividend yield	—	—	—

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of stock-based awards by our Board of Directors.

Performance Share Units

Performance share units granted under the 2005 and 2008 Performance Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned may vary between 0% and 200% of the units granted based on the cumulative attainment of performance targets during the related three-year period. The performance targets are established by the Board of Directors. For grants made in 2007 and 2008 under the 2005 and 2008 Performance Plans, half of the units earned will be settled through the payment of cash and are liability classified and the balance will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified. For grants made in 2009 under the 2008 Performance Plan, all of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified. Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Compensation Plans (continued)

employment. For grants made in 2007 and 2008 under the 2005 Performance Plan, each deferred unit equates to one share of our common stock and is payable, at the election of the employee, in cash, shares of our common stock or any combination thereof at the expiration of the deferral period. For grants made in 2008 under the 2008 Performance Plan, each deferred unit equates to one share of our common stock and is payable, 50% in cash and 50% in shares of our common stock at the expiration of the deferral period. For grants made in 2009 under the 2008 Performance Plan, each deferred unit equates to one share of our common stock and is payable 100% in shares of our common stock at the expiration of the deferral period.

The following table summarizes the activity related to performance share units during 2009:

Number of Shares

Unvested at January 1	1,937,587
Granted	177,514
Vested	(890,318)
Forfeited	(142,933)

Unvested at December 31	1,081,850

Other Information

Stock-based compensation expense, cash payments made to settle SARs and performance share units, and cash received from the exercise of stock options follows:

(In millions)	2009	2008	2007

Stock-based compensation (income) expense recognized	$29	$(15)	$59
Tax impact on stock-based compensation (income) expense	(2)	4	(2)

After-tax stock-based compensation (income) expense	$27	$(11)	$57

Cash payments to settle SARs and performance share units	$—	$1	$5
Cash received from stock option exercises	2	5	103

As of December 31, 2009, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $25 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2013.

Note 14.	Pension, Other Postretirement Benefit and Savings Plans

We provide employees with defined benefit pension or defined contribution plans. Our principal domestic hourly pension plans provide benefits based on length of service. Effective August 29, 2009, the domestic hourly pension plans were closed to newly hired employees covered by the United Steelworkers (“USW”) master labor contract. The principal domestic salaried pension plans provide benefits based on final five-year average earnings formulas. Salaried employees who made voluntary contributions to these plans receive higher benefits. Effective December 31, 2008, we froze our U.S. salaried pension plans and implemented improvements to our defined contribution savings plan for salaried employees.

In addition, we provide substantially all domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Substantial portions of the health care benefits for domestic salaried retirees are not insured and are funded from operations.

Effective August 22, 2008, health care benefits for current and future domestic retirees who were represented by the USW became the responsibility of an independent Voluntary Employees’ Beneficiary Association

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

Responsibility for providing retiree healthcare for current and future domestic USW retirees has been transferred permanently to the VEBA and the EPD VEBA and we recorded a $9 million charge for settlement of the related obligations in 2008, which included $8 million of transaction costs incurred related to the VEBA settlement. The funding of the VEBA and subsequent settlement accounting reduced the OPEB liability by $1,107 million, of which $108 million was previously recognized in accumulated other comprehensive loss. Net postretirement benefit cost recognized in the years ended December 31, 2008 and 2007 for these plans was $67 million and $100 million, respectively.

In 2007, we announced the freeze of our U.S. salaried pension plans and we recognized a curtailment charge of $64 million. In 2007, we also announced changes to our U.S. salaried other postretirement benefit plans, including increasing the amounts that salaried retirees contribute toward the cost of their medical benefits, redesigning retiree medical benefit plans to minimize the cost impact on premiums, and discontinuing company-paid life insurance for retirees.

In 2007, we recognized a settlement charge of $14 million for our U.S. salaried pension plan. This settlement charge resulted from total 2007 lump sum payments from the salaried pension plan exceeding 2007 service and interest cost for the plan. These payments primarily related to employees who terminated service as a result of the sale of our Engineered Products business. As such, $11 million of the charge was included in Discontinued Operations.

We use a December 31 measurement date for all plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Total benefits cost and amounts recognized in other comprehensive loss (income) follows:

	Pension Plans
	U.S.			Non-U.S.			Other Benefits
(In millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007

Benefits cost:
Service cost	$34	$60	$84	$26	$32	$41	$6	$11	$14
Interest cost	314	312	306	142	162	152	32	84	109
Expected return on plan assets	(235)	(371)	(351)	(115)	(139)	(130)	(1)	(5)	—
Amortization of prior service cost (credit)	33	36	40	2	2	2	(38)	(19)	(5)
Amortization of net losses	154	38	56	32	49	76	5	7	8

Net periodic cost	300	75	135	87	106	141	4	78	126
Curtailments/settlements	—	5	67	18	3	1	—	9	—

Total benefits cost	$300	$80	$202	$105	$109	$142	$4	$87	$126
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$21	$—	$10	$2	$—	$—	$1	$—	$(501)
(Decrease) increase in net actuarial losses	(85)	1,656	(215)	367	(145)	(140)	35	(80)	(139)
Amortization of prior service (cost) credit in net periodic cost	(33)	(36)	(40)	(1)	(2)	(3)	38	19	5
Amortization of net losses in net periodic cost	(154)	(38)	(56)	(30)	(53)	(74)	(5)	(7)	(8)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	—	(4)	(145)	(55)	(2)	(36)	—	(50)	32

Total recognized in other comprehensive (income) loss before tax and minority	(251)	1,578	(446)	283	(202)	(253)	69	(118)	(611)

Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$49	$1,658	$(244)	$388	$(93)	$(111)	$73	$(31)	$(485)

Other Benefits total benefits (credit) cost was $(10) million, $70 million and $106 million for our U.S. plans in 2009, 2008 and 2007, respectively, and $14 million, $17 million and $20 million for our Non-U.S. plans in 2009, 2008 and 2007, respectively.

We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2010 are $31 million and $135 million, respectively, for our U.S. plans and $2 million and $36 million, respectively for our non-U.S. plans.

The estimated prior service credit and net actuarial loss for the postretirement benefit plans that will be amortized from AOCL into benefits cost in 2010 are a benefit of $38 million and expense of $9 million, respectively.

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

The change in benefit obligation and plan assets for 2009 and 2008 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2009 and 2008 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2009	2008	2009	2008	2009	2008

Change in benefit obligation:
Beginning balance	$(5,016)	$(5,105)	$(2,162)	$(2,923)	$(514)	$(1,762)
Newly adopted plans	—	—	(8)	—	—	—
Service cost — benefits earned	(34)	(60)	(26)	(32)	(6)	(11)
Interest cost	(314)	(312)	(142)	(162)	(32)	(84)
Plan amendments	(21)	—	(2)	—	(1)	—
Actuarial (loss) gain	(379)	80	(370)	234	(35)	22
Participant contributions	—	(8)	(3)	(5)	(28)	(47)
Curtailments/settlements	2	10	105	12	—	1,107
Foreign currency translation	—	—	(245)	563	(33)	45
Benefit payments	419	379	138	151	92	216

Ending balance	$(5,343)	$(5,016)	$(2,715)	$(2,162)	$(557)	$(514)
Change in plan assets:
Beginning balance	$2,887	$4,456	$1,543	$2,110	$4	$4
Actual return on plan assets	699	(1,366)	197	(138)	1	6
Company contributions to plan assets	230	159	141	149	2	1,009
Cash funding of direct participant payments	17	20	42	36	62	167
Participant contributions	—	8	3	5	28	47
Settlements	(2)	(11)	(61)	(12)	—	(1,012)
Foreign currency translation	—	—	204	(456)	1	(1)
Benefit payments	(419)	(379)	(138)	(151)	(92)	(216)

Ending balance	$3,412	$2,887	$1,931	$1,543	$6	$4

Funded status at end of year	$(1,931)	$(2,129)	$(784)	$(619)	$(551)	$(510)

Other Benefits funded status was $(342) million and $(352) million for our U.S. plans at December 31, 2009 and 2008, respectively, and $(209) million and $(158) million for our Non-U.S. plans at December 31, 2009 and 2008, respectively.

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2009	2008	2009	2008	2009	2008

Noncurrent assets	$—	$—	$39	$35	$—	$—
Current liabilities	(15)	(17)	(21)	(21)	(55)	(61)
Noncurrent liabilities	(1,916)	(2,112)	(802)	(633)	(496)	(449)

Net amount recognized	$(1,931)	$(2,129)	$(784)	$(619)	$(551)	$(510)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Amounts recognized in accumulated other comprehensive loss, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Benefits
(In millions)	2009	2008	2009	2008	2009	2008

Prior service cost (credit)	$188	$200	$10	$8	$(279)	$(318)
Net actuarial loss	2,311	2,550	905	624	139	109

Gross amount recognized	2,499	2,750	915	632	(140)	(209)
Deferred income taxes	(132)	(210)	(75)	(68)	—	1
Minority shareholders’ equity	(48)	(51)	(145)	(101)	4	5

Net amount recognized	$2,319	$2,489	$695	$463	$(136)	$(203)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Benefits
	2009	2008	2009	2008

Discount rate:
— U.S.	5.75%	6.50%	5.45%	6.50%
— Non-U.S.	5.68	6.31	6.79	7.71
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	3.94	3.71	4.21	4.20

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate:
— U.S.	6.50%	6.25%	5.75%	6.50%	6.08%	5.75%
— Non-U.S.	6.31	5.84	5.01	7.71	6.55	5.76
Expected long term return on plan assets:
— U.S.	8.50	8.50	8.50	N/A	6.75	N/A
— Non-U.S.	6.46	7.03	6.69	11.50	12.00	12.50
Rate of compensation increase:
— U.S.	N/A	4.04	4.04	N/A	N/A	4.00
— Non-U.S.	3.71	3.81	3.63	4.20	4.26	4.32

For 2009, an assumed discount rate of 6.50% was used for the U.S. pension plans. This rate was developed from a portfolio of bonds from issuers rated AA- or higher by Standard & Poor’s as of December 31, 2008, with cash flows similar to the timing of our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 6.31% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, and long term inflation.

For 2009, an expected long term rate of return of 8.5% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over a period of 15 years or more through December 31, 2009. In addition, we evaluated input from our pension fund consultant on asset class return

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

expectations and long term inflation. For our non-U.S. locations, a weighted average assumed long term rate of return of 6.46% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

The following table presents estimated future benefit payments from the plans as of December 31, 2009. Benefit payments for other postretirement benefits are presented net of retiree contributions:

			Other Benefits
	Pension Plans		Without Medicare	Medicare Part D
(In millions)	U.S.	Non-U.S.	Part D Subsidy	Subsidy Receipts

2010	$416	$160	$61	$(4)
2011	428	148	59	(4)
2012	409	151	56	(4)
2013	404	158	53	(4)
2014	404	163	49	(3)
2015-2019	2,010	881	219	(14)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2009	2008	2009	2008

All plans:
Accumulated benefit obligation	$5,336	$5,012	$2,644	$2,038
Plans not fully-funded:
Projected benefit obligation	$5,343	$5,016	$2,495	$1,815
Accumulated benefit obligation	5,336	5,012	2,440	1,716
Fair value of plan assets	3,412	2,887	1,677	1,164

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2009, these plans accounted for $266 million of our accumulated pension benefit obligation, $288 million of our projected pension benefit obligation, and $32 million of our AOCL adjustment. At December 31, 2008, these plans accounted for $237 million of our accumulated pension benefit obligation, $254 million of our projected pension benefit obligation, and $24 million of our AOCL adjustment.

We expect to contribute approximately $275 million to $325 million to our funded U.S. and non-U.S. pension plans in 2010.

Assumed health care cost trend rates at December 31 follow:

	2009	2008

Health care cost trend rate assumed for the next year	9%	9.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2014	2014

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated postretirement benefit obligation at December 31, 2009 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease

Accumulated postretirement benefit obligation	$28	$(25)
Aggregate service and interest cost	3	(2)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2009	2008	2009	2008

Cash and short term securities	4%	1%	4%	5%
Equity securities	64	64	34	31
Debt securities	31	35	61	63
Real estate	1	—	—	1
Other	—	—	1	—

Total	100%	100%	100%	100%

Our pension investment policy recognizes the long term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The diversified portfolio is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. All assets are managed externally according to target asset allocation guidelines we have established. Manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments.

The portfolio of our U.S. pension plans includes holdings of domestic, non-U.S., and private equities, global high quality and high yield fixed income securities, and short term interest bearing deposits. The target asset allocation of the U.S. pension fund is 70% equities and 30% fixed income. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension fund is rebalanced to target ranges on an as needed basis.

The portfolios of our non — U.S. pension plans include holdings of domestic and non-U.S. equities, global high quality and high yield fixed income securities, insurance contracts, and short term interest bearing deposits. The weighted average target asset allocation of the non — U.S. pension funds is 30% to 40% equities and 60% to 70% fixed income.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

The fair values of our pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
	U.S.				Non-U.S.
		Quoted				Quoted
		Prices in				Prices in
		Active	Significant	Significant		Active	Significant	Significant
		Markets for	Other	Other		Markets for	Other	Other
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)

Cash and Short Term Securities	$144	$127	$17	$—	$70	$65	$5	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	644	644	—	—	1	1	—	—
Non U.S. Companies	689	682	7	—	131	131	—	—
Common/Collective Trusts	693	—	693	—	351	21	330	—
Mutual Funds	13	—	13	—	170	17	153	—
Private Equity Funds	106	—	—	106	—	—	—	—
Debt Securities
Corporate Bonds	345	—	340	5	18	14	4	—
Government Bonds	368	—	367	1	84	47	37	—
Asset Backed Securities	27	—	26	1	—	—	—	—
Common/Collective Trusts	310	—	309	1	736	—	736	—
Mutual Funds	—	—	—	—	340	47	293	—
Real Estate	18	18	—	—	5	—	5	—
Other Investments	—	—	—	—	24	—	2	22

Total Investments	3,357	$1,471	$1,772	$114	1,930	$343	$1,565	$22

Other	55				1

Total Plan Assets	$3,412				$1,931

At December 31, 2009 and 2008, the Plans did not directly hold any of our Common Stock.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

•	Cash and Short Term Securities: Cash and cash equivalents are valued at the closing price on the active market based on exchange rate to United States dollar.

•	Equity Securities: Common and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. Common/collective trusts are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available. Private equity funds are priced based on valuations using the partnership’s available financial statements coinciding with the Company’s year end.

•	Debt Securities: Corporate and government bonds are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefit and Savings Plans (continued)

proprietary models, if an active market is not available. Common/collective trusts are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available.

•	Real Estate: Real estate held in real estate investment trusts are valued at the closing price reported on the active market on which the individual securities are traded. Participation in real estate funds are valued at net asset value as determined by the fund manager.

•	Other Investments: Derivative financial instruments are primarily valued using independent pricing sources which utilize industry standard derivative valuation models. Directed insurance contracts are valued as reported by the issuer.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2009:

	U.S.				Non-U.S.
	Private		Asset
	Equity		Backed
(In millions)	Funds	Corporate Bonds	Securities	Other	Other

Balance, beginning of year	$104	$22	$5	$2	$22
Realized gains (losses)	2	(3)	—	—	—
Unrealized (losses) gains relating to instruments still held at the reporting date	(15)	2	—	—	(1)
Purchases, sales, issuances and settlements (net)	15	(11)	(3)	—	—
Transfers out of Level 3	—	(5)	(1)	—	—
Foreign currency translation	—	—	—	—	1

Balance, end of year	$106	$5	$1	$2	$22

Other postretirement benefit plan assets at December 31, 2009, which relate to a non- U.S. plan, are invested primarily in mutual funds and are considered a Level 1 investment.

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $84 million, $37 million and $32 million for 2009, 2008 and 2007, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes

The components of (Loss) Income from Continuing Operations before Income Taxes follow:

(In millions)	2009	2008	2007

U.S.	$(631)	$(409)	$(361)
Foreign	274	595	806

	$(357)	$186	$445

A reconciliation of income taxes at the U.S. statutory rate to income taxes provided on (Loss) Income from Continuing Operations:

(In millions)	2009	2008	2007

U.S. Federal income tax (benefit) expense at the statutory rate of 35%	$(125)	$65	$155
Adjustment for foreign income taxed at different rates	(1)	(28)	(25)
U.S. loss with no tax benefit	123	146	129
Foreign operating (income) losses with no tax due to valuation allowances	51	24	(8)
Establishment (Release) of valuation allowances	(22)	1	(8)
Establishment (Resolution) of uncertain tax positions	(18)	2	5
Deferred tax impact of enacted tax rate and law changes	(2)	(2)	3
Other	1	1	4

United States and Foreign Taxes	$7	$209	$255

The components of the provision (benefit) for taxes on (Loss) Income from Continuing Operations, by taxing jurisdiction, follow:

(In millions)	2009	2008	2007

Current:
Federal	$(8)	$(7)	$—
Foreign	144	212	258
State	(3)	2	2

	133	207	260
Deferred:
Federal	(96)	2	3
Foreign	(31)	—	(1)
State	1	—	(7)

	(126)	2	(5)

United States and Foreign Taxes	$7	$209	$255

In 2009, our income tax expense or benefit was allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, a $100 million non-cash tax benefit was allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense in 2009 also included net tax benefits of $42 million, primarily related to a $29 million benefit resulting from the release of a valuation allowance on our Australian operations and a $19 million benefit resulting from the settlement of our 1997 through 2003 Competent

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

Authority claim between the United States and Canada. For 2008, total discrete tax items in income tax expense were insignificant.

Income tax expense in 2007 included a net tax benefit totaling $6 million, which consisted of a tax benefit of $11 million related to prior periods offset by a $5 million charge primarily related to recently enacted tax law changes. The 2007 out-of-period adjustment related to our correction of the inflation adjustment on equity of our subsidiary in Colombia as a permanent tax benefit rather than as a temporary tax benefit dating back as far as 1992, with no individual year being significantly affected.

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2009	2008

Postretirement benefits and pensions	$1,088	$1,102
Tax loss carryforwards and credits	1,106	615
Capitalized expenditures	455	650
Accrued expenses deductible as paid	440	417
Alternative minimum tax credit carryforwards(1)	120	111
Vacation and sick pay	40	41
Rationalizations and other provisions	50	23
Other	79	134

	3,378	3,093
Valuation allowance	(3,036)	(2,801)

Total deferred tax assets	342	292
Tax on undistributed subsidiary earnings	(16)	(14)
Total deferred tax liabilities:
— property basis differences	(352)	(328)

Total net deferred tax liabilities	$(26)	$(50)

(1)	Primarily unlimited carryforward period.

At December 31, 2009, we had $350 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain international subsidiaries that are primarily from countries with unlimited carryforward periods. A valuation allowance totaling $552 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $684 million of Federal and $108 million of state tax assets for net operating loss and tax credit carryforwards. The state carryforwards are subject to expiration from 2010 to 2030. The Federal carryforwards consist of $398 million of Federal tax net operating losses that expire in 2028 and 2029, $261 million of foreign tax credits which are subject to expiration in 2016 and 2018, and $25 million of tax assets related to research and development credits that are subject to expiration from 2019 to 2029. The amount of tax credit and loss carryforwards reflected in the table above has been reduced by $36 million related to unrealized stock option deductions. A full valuation allowance has also been recorded against these deferred tax assets as recovery is uncertain.

The adoption of the accounting standard for uncertain tax positions resulted in a one-time increase to the opening balance of retained earnings and a decrease in goodwill as of January 1, 2007 of $32 million and $5 million, respectively, for tax benefits not previously recognized under historical practice. At December 31, 2009, we had unrecognized tax benefits of $112 million that if recognized, would have a favorable impact on our tax expense of $108 million. We had accrued interest of $17 million as of December 31, 2009. If not favorably settled, $49 million of the unrecognized tax benefits and $17 million of the accrued interest would require the use of our cash.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

During 2009 our Competent Authority resolution between the United States and Canada was concluded, resulting in a $38 million reduction of our unrecognized tax benefits. It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect those changes to have a significant impact on our financial position or results of operations.

Reconciliation of Unrecognized Tax Benefits
(In millions)	2009	2008	2007

Balance at January 1	$143	$174	$161
Increases related to prior year tax positions	15	12	36
Decreases related to prior year tax positions	(14)	(7)	(18)
Increases related to current year tax positions	4	4	6
Settlements	(47)	(15)	(24)
Lapse of statute of limitations	(2)	(2)	(2)
Foreign currency impact	13	(23)	15

Balance at December 31	$112	$143	$174

Generally, years beginning after 2004 are still open to examination by foreign taxing authorities, including Germany, where we are open to examinations from 2003 onward. In the United States, we are open to examination from 2009 onward.

We have undistributed earnings of international subsidiaries of approximately $2.8 billion including a significant portion of which has already been subject to Federal income taxation. No provision for Federal income tax or foreign withholding tax on any of these undistributed earnings is required because either such earnings were already subject to Federal income taxation or the amount has been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

Net cash payments for income taxes were $97 million, $278 million and $274 million in 2009, 2008 and 2007, respectively.

Note 16.	Interest Expense

Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

(In millions)	2009	2008	2007

Interest expense before capitalization	$325	$343	$478
Capitalized interest	(14)	(23)	(10)

	$311	$320	$468

Cash payments for interest, net of amounts capitalized were $290 million, $362 million and $482 million in 2009, 2008 and 2007, respectively.

Note 17.	Business Segments

Segment information reflects our strategic business units (SBUs), which are organized to meet customer requirements and global competition. In 2008, we formed a new strategic business unit, Europe, Middle East and Africa Tire by combining our former European Union Tire and Eastern Europe, Middle East and Africa Tire business units. Prior year amounts have been restated to conform to this change.

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

North American Tire provides OE and replacement tires for autos, motorcycles, trucks, and aviation, construction and mining applications in the United States, Canada and export markets. North American Tire also provides related products and services including tread rubber, tubes, retreaded tires, automotive repair services and merchandise purchased for resale, as well as sells chemical products and natural rubber to unaffiliated customers.

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

The following table presents segment sales and operating income, and the reconciliation of segment operating income to (Loss) Income from Continuing Operations before Income Taxes:

(In millions)	2009	2008	2007

Sales
North American Tire	$6,977	$8,255	$8,862
Europe, Middle East and Africa Tire	5,801	7,316	7,217
Latin American Tire	1,814	2,088	1,872
Asia Pacific Tire	1,709	1,829	1,693

Net Sales	$16,301	$19,488	$19,644

Segment Operating Income (Loss)
North American Tire	$(305)	$(156)	$139
Europe, Middle East and Africa Tire	166	425	582
Latin American Tire	301	367	359
Asia Pacific Tire	210	168	150

Total Segment Operating Income	372	804	1,230
Rationalizations	(227)	(184)	(49)
Interest expense	(311)	(320)	(468)
Other expense	(40)	(59)	(9)
Asset write-offs and accelerated depreciation	(43)	(28)	(37)
Corporate incentive compensation plans	(41)	4	(77)
Intercompany profit elimination	(13)	23	(11)
Curtailments/Settlements	—	(9)	(64)
Retained expenses of discontinued operations	—	—	(17)
Other	(54)	(45)	(53)

(Loss) Income from Continuing Operations before Income Taxes	$(357)	$186	$445

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (continued)

The following table presents segment assets at December 31:

(In millions)	2009	2008

Assets
North American Tire	$4,836	$5,514
Europe, Middle East and Africa Tire	5,144	5,707
Latin American Tire	1,672	1,278
Asia Pacific Tire	1,548	1,408

Total Segment Assets	13,200	13,907
Corporate	1,210	1,319

	$14,410	$15,226

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Segment operating income includes transfers to other SBUs. Segment operating income is computed as follows: Net sales less CGS (excluding asset write-offs and accelerated depreciation charges) and SAG expenses (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges (credits), asset sales and certain other items. Segment assets include those assets under the management of the SBU.

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

(In millions)	2009	2008	2007

Net Sales
United States	$5,953	$6,662	$7,407
Germany	1,927	2,343	2,359
Other international	8,421	10,483	9,878

	$16,301	$19,488	$19,644

Long-Lived Assets
United States	$2,305	$2,392	$2,194
Germany	771	726	668
Other international	2,767	2,516	2,736

	$5,843	$5,634	$5,598

At December 31, 2009, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$352 million or 18% in Europe, Middle East and Africa, primarily Western Europe, ($427 million or 23% at December 31, 2008),

•	$217 million or 11% in Asia, primarily Singapore, Australia and India, ($311 million or 16% at December 31, 2008), and

•	$533 million or 28% in Latin America, including $370 million in Venezuela, ($298 million or 16%, at December 31, 2008).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (continued)

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note 3, Other Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2009	2008	2007

Rationalizations
North American Tire	$112	$54	$11
Europe, Middle East and Africa Tire	82	41	33
Latin American Tire	20	4	2
Asia Pacific Tire	10	83	1

Total Segment Rationalizations	224	182	47
Corporate	3	2	2

	$227	$184	$49

(In millions)

Net (Gains) Losses on Asset Sales
North American Tire	$(4)	$(18)	$17
Europe, Middle East and Africa Tire	(1)	(20)	(20)
Latin American Tire	(2)	(5)	(1)
Asia Pacific Tire	(5)	(10)	(8)

Total Segment Net (Gains) Losses on Asset Sales	(12)	(53)	(12)
Corporate	42	—	(3)

	$30	$(53)	$(15)

(In millions)

Asset Write-offs and Accelerated Depreciation
North American Tire	$16	$3	$35
Europe, Middle East and Africa Tire	1	1	2
Latin American Tire	—	—	—
Asia Pacific Tire	26	24	—

Total Segment Asset Write-offs and Accelerated Depreciation	$43	$28	$37

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (continued)

The following table presents segment capital expenditures, depreciation and amortization:

(In millions)	2009	2008	2007

Capital Expenditures
North American Tire	$306	$449	$281
Europe, Middle East and Africa Tire	212	315	241
Latin American Tire	76	150	115
Asia Pacific Tire	134	106	74

Total Segment Capital Expenditures	728	1,020	711
Corporate	18	29	28

	$746	$1,049	$739

(In millions)

Depreciation and Amortization
North American Tire	$284	$280	$273
Europe, Middle East and Africa Tire	210	213	184
Latin American Tire	49	49	42
Asia Pacific Tire	56	63	55

Total Segment Depreciation and Amortization	599	605	554
Corporate	37	55	60

	$636	$660	$614

Note 18.	Discontinued Operations

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Discontinued Operations (continued)

The following table presents the components of Discontinued Operations reported on the Consolidated Statement of Operations:

(In millions)	2007

Net Sales	$894

(Loss) income from operations before taxes	$(38)
United States and foreign taxes	(7)

(Loss) Income from Operations	$(45)

Gain on Disposal before taxes	$542
United States and foreign taxes	(34)

Gain on Disposal	$508

Discontinued Operations	$463

Note 19.	Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss follow:

(In millions)	2009	2008

Foreign currency translation adjustment	$(509)	$(709)
Unrecognized net actuarial losses and prior service costs	(2,878)	(2,749)
Unrealized net investment gain	15	12

Total Accumulated Other Comprehensive Loss	$(3,372)	$(3,446)

Note 20.	Commitments and Contingent Liabilities

At December 31, 2009, we had binding commitments for raw materials and investments in land, buildings and equipment of $1,382 million and off-balance sheet financial guarantees written and other commitments totaling $40 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we shall purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.

Environmental Matters

We had recorded liabilities totaling $43 million and $40 million at December 31, 2009 and 2008, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million and $8 million were included in Other current liabilities at December 31, 2009 and 2008, respectively. The costs include:

•	site studies,

•	the design and implementation of remediation plans,

•	post-remediation monitoring and related activities, and

•	legal and consulting fees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

These costs will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

Workers’ Compensation

We had recorded liabilities, on a discounted basis, totaling $301 million and $288 million for anticipated costs related to workers’ compensation at December 31, 2009 and December 31, 2008, respectively. Of these amounts, $75 million was included in Current Liabilities as part of Compensation and benefits at both December 31, 2009 and December 31, 2008. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2009 and 2008, the liability was discounted using a risk-free rate of return.

General and Product Liability and Other Litigation

We had recorded liabilities totaling $300 million at December 31, 2009 and $291 million at December 31, 2008 for potential product liability and other tort claims, including related legal fees expected to be incurred. Of these amounts, $73 million and $86 million were included in Other current liabilities at December 31, 2009 and 2008, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.

Asbestos.  We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 82,500 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $349 million through December 31, 2009 and $325 million through December 31, 2008.

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

(Dollars in millions)	2009	2008	2007

Pending claims, beginning of year	99,000	117,400	124,000
New claims filed during the year	1,600	4,600	2,400
Claims settled/dismissed during the year	(10,400)	(23,000)	(9,000)

Pending claims, end of year	90,200	99,000	117,400

Payments(1)	$20	$23	$30

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

We engaged an independent asbestos valuation firm, Bates White, LLC (“Bates”), to review our existing reserves for pending claims, provide a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.

We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $136 million and $132 million at December 31, 2009 and 2008, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $70 million at December 31, 2009 and $71 million at December 31, 2008. At December 31, 2009, our liability with respect to asserted claims and related defense costs was $66 million, compared to $61 million at December 31, 2008. At December 31, 2009, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by $15 million.

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

Based upon a model employed by Bates, as of December 31, 2009, we had recorded a receivable related to asbestos claims of $69 million, compared to $65 million at December 31, 2008. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $11 million and $10 million were included in Current Assets as part of Accounts receivable at December 31, 2009 and 2008, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

We believe that, at December 31, 2009, we had approximately $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $69 million insurance receivable recorded at December 31, 2009. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis, and defense costs available with our primary insurance carriers through coverage-in-place agreements at December 31, 2009.

We believe that our reserve for asbestos claims, and the receivable for recoveries from insurance carriers recorded in respect of these claims, reflects reasonable and probable estimates of these amounts, subject to the exclusion of claims for which it is not feasible to make reasonable estimates. The estimate of the assets and liabilities related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in:

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

Other Actions.  We are currently a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or in future periods.

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

Guarantees

We will from time to time issue guarantees to financial institutions or other entities, on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the assets of the affiliate, lessor or customer. At December 31, 2009, we had guarantees outstanding under which the maximum potential amount of payments totaled approximately $40 million. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingent Liabilities (continued)

Indemnifications

At December 31, 2009, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

Warranty

We had recorded $18 million and $17 million for potential claims under warranties offered by us at December 31, 2009 and 2008, respectively, the majority of which is recorded in Other current liabilities at December 31, 2009 and 2008.

Note 21.	Equity Offering

On May 22, 2007, we completed a public equity offering of 26,136,363 common shares, which included the exercise of the over-allotment option of 3,409,091 common shares, at a price of $33.00 per share, raising $862 million before offering costs. We paid $28 million in underwriting discounts and commissions and approximately $1 million in offering expenses.

Note 22.	Subsequent Events

Effective January 1, 2010, Venezuela’s economy is considered to be highly inflationary under U.S. generally accepted accounting principles since it has experienced a rate of general inflation in excess of 100% over the latest three year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, all gains and losses resulting from the remeasurement of our financial statements are required to be recorded directly in the statement of operations. On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, we expect to record a charge in the first quarter of 2010 in connection with the remeasurement of our balance sheet to reflect the devaluation. If calculated at the new official exchange rate of 4.30 bolivares fuertes to each U.S. dollar, the charge is expected to be approximately $150 million, net of tax.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Consolidating Financial Information

Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $260 million outstanding principal amount of 9% senior notes due 2015, the $325 million outstanding principal amount of 8.625% senior notes due 2011, and the $1.0 billion outstanding principal amount of 10.5% senior notes due 2016 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

(i)	The Parent Company, the issuer of the guaranteed obligations;
(ii)	Guarantor subsidiaries, on a combined basis, as specified in the indentures related to Goodyear’s obligations under the notes;
(iii)	Non-guarantor subsidiaries, on a combined basis;
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Balance Sheet
	December 31, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and Cash Equivalents	$802	$17	$1,103	$—	$1,922
Accounts Receivable	791	215	1,534	—	2,540
Accounts Receivable From Affiliates	—	779	—	(779)	—
Inventories	978	203	1,312	(50)	2,443
Prepaid Expenses and Other Current Assets	86	7	219	8	320

Total Current Assets	2,657	1,221	4,168	(821)	7,225
Goodwill	—	25	490	191	706
Intangible Assets	110	1	54	(1)	164
Deferred Income Taxes	—	2	42	(1)	43
Other Assets	215	44	170	—	429
Investments in Subsidiaries	4,030	271	4,056	(8,357)	—
Property, Plant and Equipment	2,078	179	3,569	17	5,843

Total Assets	$9,090	$1,743	$12,549	$(8,972)	$14,410

Liabilities
Current Liabilities:
Accounts Payable-Trade	$637	$85	$1,556	$—	$2,278
Accounts Payable to Affiliates	605	—	174	(779)	—
Compensation and Benefits	338	31	266	—	635
Other Current Liabilities	318	26	500	—	844
Notes Payable and Overdrafts	—	—	224	—	224
Long Term Debt and Capital Leases Due Within One Year	1	—	113	—	114

Total Current Liabilities	1,899	142	2,833	(779)	4,095
Long Term Debt and Capital Leases	3,547	—	635	—	4,182
Compensation and Benefits	2,276	241	1,009	—	3,526
Deferred and Other Noncurrent Income Taxes	29	4	198	4	235
Other Long Term Liabilities	604	40	149	—	793

Total Liabilities	8,355	427	4,824	(775)	12,831
Commitments and Contingent Liabilities	—	—	—	—	—
Minority Shareholders’ Equity	—	—	368	225	593
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock	—	—	—	—	—
Common Stock	242	441	4,890	(5,331)	242
Capital Surplus	2,783	5	804	(809)	2,783
Retained Earnings	1,082	1,338	2,589	(3,927)	1,082
Accumulated Other Comprehensive Loss	(3,372)	(468)	(1,177)	1,645	(3,372)

Goodyear Shareholders’ Equity	735	1,316	7,106	(8,422)	735
Minority Shareholders’ Equity — Nonredeemable	—	—	251	—	251

Total Shareholders’ Equity	735	1,316	7,357	(8,422)	986

Total Liabilities and Shareholders’ Equity	$9,090	$1,743	$12,549	$(8,972)	$14,410

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Balance Sheet
	December 31, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and Cash Equivalents	$822	$40	$1,032	$—	$1,894
Accounts Receivable	733	189	1,595	—	2,517
Accounts Receivable From Affiliates	—	836	—	(836)	—
Inventories	1,584	254	1,796	(42)	3,592
Prepaid Expenses and Other Current Assets	130	3	165	9	307

Total Current Assets	3,269	1,322	4,588	(869)	8,310
Goodwill	—	24	471	188	683
Intangible Assets	110	7	49	(6)	160
Deferred Income Taxes	—	15	54	(15)	54
Other Assets	203	45	137	—	385
Investments in Subsidiaries	4,216	330	3,881	(8,427)	—
Property, Plant and Equipment	2,167	178	3,279	10	5,634

Total Assets	$9,965	$1,921	$12,459	$(9,119)	$15,226

Liabilities
Current Liabilities:
Accounts Payable-Trade	$657	$71	$1,801	$—	$2,529
Accounts Payable to Affiliates	714	—	122	(836)	—
Compensation and Benefits	363	29	233	—	625
Other Current Liabilities	310	27	443	(2)	778
Notes Payable and Overdrafts	—	—	265	—	265
Long Term Debt and Capital Leases Due Within One Year	501	—	81	—	582

Total Current Liabilities	2,545	127	2,945	(838)	4,779
Long Term Debt and Capital Leases	3,300	—	832	—	4,132
Compensation and Benefits	2,450	161	876	—	3,487
Deferred and Other Noncurrent Income Taxes	38	17	149	(11)	193
Other Long Term Liabilities	610	32	121	—	763

Total Liabilities	8,943	337	4,923	(849)	13,354
Commitments and Contingent Liabilities	—	—	—	—	—
Minority Shareholders’ Equity	—	—	399	220	619
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock	—	—	—	—	—
Common Stock	241	440	4,875	(5,315)	241
Capital Surplus	2,764	5	777	(782)	2,764
Retained Earnings	1,463	1,431	2,503	(3,934)	1,463
Accumulated Other Comprehensive Loss	(3,446)	(292)	(1,249)	1,541	(3,446)

Goodyear Shareholders’ Equity	1,022	1,584	6,906	(8,490)	1,022
Minority Shareholders’ Equity — Nonredeemable	—	—	231	—	231

Total Shareholders’ Equity	1,022	1,584	7,137	(8,490)	1,253

Total Liabilities and Shareholders’ Equity	$9,965	$1,921	$12,459	$(9,119)	$15,226

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$6,702	$1,747	$15,244	$(7,392)	$16,301
Cost of Goods Sold	6,216	1,601	13,368	(7,509)	13,676
Selling, Administrative and General Expense	904	162	1,342	(4)	2,404
Rationalizations	106	10	111	—	227
Interest Expense	253	23	181	(146)	311
Other (Income) and Expense	(252)	(3)	(84)	379	40

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(525)	(46)	326	(112)	(357)
United States and Foreign Taxes	(99)	(10)	114	2	7
Equity in Earnings of Subsidiaries	51	(32)	—	(19)	—

Net (Loss) Income	(375)	(68)	212	(133)	(364)
Less: Minority Shareholders’ Net Income	—	—	11	—	11

Goodyear Net (Loss) Income	$(375)	$(68)	$201	$(133)	$(375)

	Twelve Months Ended December 31, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$7,833	$1,923	$19,550	$(9,818)	$19,488
Cost of Goods Sold	7,248	1,670	17,195	(9,974)	16,139
Selling, Administrative and General Expense	882	182	1,541	(5)	2,600
Rationalizations	43	9	132	—	184
Interest Expense	251	26	276	(233)	320
Other (Income) and Expense	(244)	9	(199)	493	59

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(347)	27	605	(99)	186
United States and Foreign Taxes	10	13	186	—	209
Equity in Earnings of Subsidiaries	280	26	—	(306)	—

Net (Loss) Income	(77)	40	419	(405)	(23)
Less: Minority Shareholders’ Net Income	—	—	54	—	54

Goodyear Net (Loss) Income	$(77)	$40	$365	$(405)	$(77)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$7,944	$1,988	$19,136	$(9,424)	$19,644
Cost of Goods Sold	7,096	1,731	16,658	(9,574)	15,911
Selling, Administrative and General Expense	1,053	187	1,546	(24)	2,762
Rationalizations	—	14	35	—	49
Interest Expense	435	39	285	(291)	468
Other (Income) and Expense	(230)	(26)	(197)	462	9

(Loss) Income from Continuing Operations before Income Taxes and Equity in Earnings of Subsidiaries	(410)	43	809	3	445
United States and Foreign Taxes	30	6	220	(1)	255
Equity in Earnings of Subsidiaries	560	36	—	(596)	—

(Loss) Income from Continuing Operations	120	73	589	(592)	190
Discontinued Operations	463	4	164	(168)	463

Net (Loss) Income	583	77	753	(760)	653
Less: Minority Shareholders’ Net Income	—	—	70	—	70

Goodyear Net (Loss) Income	$583	$77	$683	$(760)	$583

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total Cash Flow From Operating Activities	$328	$1	$1,188	$(220)	$1,297
Cash Flows From Investing Activities:
Capital expenditures	(270)	(8)	(462)	(6)	(746)
Asset dispositions	154	1	20	(132)	43
Asset acquisitions	—	—	(132)	132	—
Capital contributions	—	—	(62)	62	—
Return of investment in The Reserve Primary Fund	47	—	—	—	47
Other transactions	1	—	(8)	—	(7)

Total Cash Flows From Investing Activities	(68)	(7)	(644)	56	(663)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	—	85	—	85
Short term debt and overdrafts paid	(18)	—	(168)	—	(186)
Long term debt incurred	1,359	—	667	—	2,026
Long term debt paid	(1,601)	—	(943)	—	(2,544)
Common stock issued	2	—	—	—	2
Capital contributions	—	—	62	(62)	—
Intercompany dividends paid	—	(19)	(207)	226	—
Transactions with minority interests in subsidiaries	—	—	(15)	—	(15)
Debt related costs and other transactions	(22)	—	—	—	(22)

Total Cash Flows From Financing Activities	(280)	(19)	(519)	164	(654)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	46	—	48

Net Change in Cash and Cash Equivalents	(20)	(23)	71	—	28
Cash and Cash Equivalents at Beginning of the Year	822	40	1,032	—	1,894

Cash and Cash Equivalents at End of the Year	$802	$17	$1,103	$—	$1,922

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2008
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total Cash Flow From Operating Activities	$(1,770)	$126	$1,493	$(588)	$(739)
Cash Flows From Investing Activities:
Capital expenditures	(444)	(20)	(585)	—	(1,049)
Asset dispositions	193	1	48	(184)	58
Asset acquisitions	(1)	—	(183)	184	—
Capital contributions	(131)	—	(316)	447	—
Capital redemptions	603	—	—	(603)	—
Investment in The Reserve Primary Fund	(360)	—	—	—	(360)
Return of investment in The Reserve Primary Fund	284	—	—	—	284
Other transactions	(3)	—	12	—	9

Total Cash Flows From Investing Activities	141	(19)	(1,024)	(156)	(1,058)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	—	97	—	97
Short term debt and overdrafts paid	(20)	(4)	(7)	—	(31)
Long term debt incurred	700	—	1,080	—	1,780
Long term debt paid	(750)	—	(709)	—	(1,459)
Common stock issued	5	—	—	—	5
Capital contributions	—	131	316	(447)	—
Capital redemptions	—	(215)	(388)	603	—
Intercompany dividends paid	—	—	(588)	588	—
Transactions with minority interests in subsidiaries	—	—	(139)	—	(139)
Debt related costs and other transactions	—	—	11	—	11

Total Cash Flows From Financing Activities	(65)	(88)	(327)	744	264
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(4)	(32)	—	(36)

Net Change in Cash and Cash Equivalents	(1,694)	15	110	—	(1,569)
Cash and Cash Equivalents at Beginning of the Year	2,516	25	922	—	3,463

Cash and Cash Equivalents at End of the Year	$822	$40	$1,032	$—	$1,894

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2007
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows From Operating Activities:
Total operating cash flows from continuing operations	$(363)	$(264)	$1,761	$(1,042)	$92
Operating cash flows from discontinued operations	(4)	(8)	12	13	13

Total Cash Flow From Operating Activities	(367)	(272)	1,773	(1,029)	105
Cash Flows From Investing Activities:
Capital expenditures	(289)	(16)	(430)	(4)	(739)
Asset dispositions	107	9	81	(90)	107
Asset acquisitions	—	—	(90)	90	—
Capital contributions	(476)	—	(151)	627	—
Capital redemptions	701	48	27	(776)	—
Other transactions	24	—	2	—	26

Total investing cash flows from continuing operations	67	41	(561)	(153)	(606)
Investing cash flows from discontinued operations	1,060	115	248	12	1,435

Total Cash Flows From Investing Activities	1,127	156	(313)	(141)	829
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	—	—	21	—	21
Short term debt and overdrafts paid	(6)	(10)	(65)	—	(81)
Long term debt incurred	—	—	142	—	142
Long term debt paid	(1,790)	(1)	(536)	—	(2,327)
Common stock issued	937	—	—	—	937
Capital contributions	—	122	505	(627)	—
Capital redemptions	—	(11)	(753)	764	—
Intercompany dividends paid	—	—	(1,005)	1,005	—
Transactions with minority interests in subsidiaries	—	—	(100)	—	(100)
Debt related costs and other transactions	(11)	—	(7)	—	(18)

Total financing cash flows from continuing operations	(870)	100	(1,798)	1,142	(1,426)
Financing cash flows from discontinued operations	—	—	(37)	28	(9)

Total Cash Flows From Financing Activities	(870)	100	(1,835)	1,170	(1,435)
Net Change in Cash of Discontinued Operations	—	—	27	—	27
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	4	71	—	75

Net Change in Cash and Cash Equivalents	(110)	(12)	(277)	—	(399)
Cash and Cash Equivalents at Beginning of the Year	2,626	37	1,199	—	3,862

Cash and Cash Equivalents at End of the Year	$2,516	$25	$922	$—	$3,463

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Supplementary Data
(Unaudited)

Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2009
Net Sales	$3,536	$3,943	$4,385	$4,437	$16,301
Gross Profit	317	590	862	856	2,625
Net (Loss) Income	(348)	(253)	102	135	(364)
Less: Minority Shareholders’ Net (Loss) Income	(15)	(32)	30	28	11

Goodyear Net (Loss) Income	$(333)	$(221)	$72	$107	$(375)

Goodyear Net (Loss) Income Per Share:
— Basic	$(1.38)	$(0.92)	$0.30	$.44	$(1.55)

— Diluted(a)	$(1.38)	$(0.92)	$0.30	$.44	$(1.55)

Weighted Average Shares Outstanding — Basic	241	241	242	242	241
— Diluted	241	241	245	245	241
Price Range of Common Stock:* High	$8.09	$14.26	$18.84	$18.23	$18.84
Low	3.17	6.00	9.98	11.87	3.17
Selected Balance Sheet Items at Quarter-End:
Total Assets	$14,645	$15,079	$15,677	$14,410
Total Debt and Capital Leases	5,526	5,849	5,910	4,520
Goodyear Shareholders’ Equity	601	564	782	735
Total Shareholders’ Equity	816	792	1,027	986

(a)	Due to the anti-dilutive impact of potentially dilutive securities in periods which we recorded a net loss, the quarterly earnings per share amounts do not add to the full year.

*	New York Stock Exchange — Composite Transactions

The first quarter of 2009 included net after-tax rationalization charges of $47 million and after-tax asset write-offs and accelerated depreciation charges of $10 million, primarily related to manufacturing reductions at two facilities in North American Tire to meet lower production demand, the closure of a manufacturing facility in Australia, manufacturing headcount reductions at two facilities in Brazil, and the reduction of salaried selling, administrative and general positions in our corporate and North American Tire offices in Akron, Ohio and throughout EMEA. The quarter also included net after-tax benefits of $10 million primarily due to tax law changes.

The second quarter of 2009 included net after-tax rationalization charges of $104 million and after-tax asset write-offs and accelerated depreciation charges of $12 million, primarily related to manufacturing reductions at several facilities in North American Tire, including Union City, Tennessee, to meet lower production demand and the discontinuation of consumer tire production at one of our facilities in Amiens, France. The quarter also included a net after-tax loss of $40 million on asset sales, primarily related to certain properties in Akron, Ohio. The quarter also included net after-tax benefits of $19 million primarily due to the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada.

The third quarter of 2009 included net after-tax rationalization charges of $15 million and after-tax asset write-offs and accelerated depreciation charges of $14 million, primarily related to the closure of our manufacturing facility in the Philippines and reductions in various manufacturing and support operations. The quarter also included after-tax charges of $18 million on the liquidation of our subsidiary in Guatemala, $9 million to correct earnings attributable to minority shareholders in the first and second quarter of 2009 and $5 million related to our new USW labor contract. The quarter included $28 million of non-cash tax benefits related to losses from our U.S. operations and a net after-tax expense of $6 million from various other discrete tax items, and net after-tax gains of $6 million from asset sales.

The fourth quarter of 2009 included net after-tax rationalization charges of $17 million and after-tax asset write-offs and accelerated depreciation charges of $3 million, primarily related to plans to reduce manufacturing expenses in all of our strategic business units. The quarter also included non-cash tax benefits of $64 million related to losses from our U.S. operations and $21 million primarily related to the release of a valuation allowance at our subsidiary in Australia, an after-tax gain of $13 million from the recognition of insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand, net after-tax gains of $2 million on asset sales, and an after-tax charge of $4 million related to a legal reserve for a closed facility.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2008
Net Sales	$4,942	$5,239	$5,172	$4,135	$19,488
Gross Profit	981	1,043	856	469	3,349
Net (Loss) Income	173	93	52	(341)	(23)
Less: Minority Shareholders’ Net (Loss) Income	26	18	21	(11)	54

Goodyear Net (Loss) Income	$147	$75	$31	$(330)	$(77)

Goodyear Net (Loss) Income Per Share:
— Basic	$0.61	$0.31	$0.13	$(1.37)	$(0.32)

— Diluted(a)	$0.60	$0.31	$0.13	$(1.37)	$(0.32)

Weighted Average Shares Outstanding — Basic	240	241	241	241	241
— Diluted	244	243	243	241	241
Price Range of Common Stock:* High	$29.87	$30.10	$23.10	$15.26	$30.10
Low	22.27	17.53	14.16	3.93	3.93
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,100	$17,494	$17,043	$15,226
Total Debt and Capital Leases	4,076	4,069	5,391	4,979
Goodyear Shareholders’ Equity	3,217	3,353	3,214	1,022
Total Shareholders’ Equity	3,525	3,669	3,517	1,253

(a)	Due to the anti-dilutive impact of potentially dilutive securities in periods which we recorded a net loss, the quarterly earnings per share amounts do not add to the full year.

*	New York Stock Exchange — Composite Transactions

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2009 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 59 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, and the effectiveness of internal control over financial reporting is presented on page 60 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s Executive Officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 13, 2010 to be filed with the Commission pursuant to Regulation 14A.

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

See Part II, Item 5 for information regarding our equity compensation plans.

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

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: February 18, 2010	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2010	/s/ Robert J. Keegan Robert J. Keegan, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 18, 2010	/s/ Darren R. Wells Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 18, 2010	/s/ Thomas A. Connell Thomas A. Connell, Vice President and Controller (Principal Accounting Officer)

Date: February 18, 2010	JAMES C. BOLAND, Director
JAMES A. FIRESTONE, Director
W. ALAN McCOLLOUGH, Director
DENISE M. MORRISON, Director
RODNEY O’NEAL, Director
SHIRLEY D. PETERSON, Director
STEPHANIE A. STREETER, Director
G. CRAIG SULLIVAN, Director
THOMAS H. WEIDEMEYER, Director
MICHAEL R. WESSEL, Director	/s/ Darren R. Wells Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2009	2008	2007

Net Sales	$6,702	$7,833	$7,944
Cost of Goods Sold	6,216	7,248	7,096
Selling, Administrative and General Expense	904	882	1,053
Rationalizations	106	43	—
Interest Expense	253	251	435
Other Income	(252)	(244)	(230)

Loss from Continuing Operations before Income Taxes and Equity in Earnings of Subsidiaries	(525)	(347)	(410)
United States and Foreign Taxes	(99)	10	30
Equity in Earnings of Subsidiaries	51	280	560

(Loss) Income from Continuing Operations	(375)	(77)	120
Discontinued Operations	—	—	463

Net (Loss) Income	$(375)	$(77)	$583

Net (Loss) Income Per Share — Basic
(Loss) Income from Continuing Operations	$(1.55)	$(0.32)	$0.60
Discontinued Operations	—	—	2.30

Net (Loss) Income	$(1.55)	$(0.32)	$2.90

Weighted Average Shares Outstanding	241	241	201
Net (Loss) Income Per Share — Diluted
(Loss) Income from Continuing Operations	$(1.55)	$(0.32)	$0.59
Discontinued Operations	—	—	2.25

Net (Loss) Income	$(1.55)	$(0.32)	$2.84

Weighted Average Shares Outstanding	241	241	205

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY BALANCE SHEETS

	December 31,
(Dollars in millions)	2009	2008

Assets
Current Assets:
Cash and Cash Equivalents	$802	$822
Accounts Receivable, less allowance — $31 ($26 in 2008)	791	733
Inventories:
Raw Materials	213	295
Work in Process	60	44
Finished Products	705	1,245

	978	1,584
Prepaid Expenses and Other Current Assets	86	130

Total Current Assets	2,657	3,269
Intangible Assets	110	110
Other Assets	215	203
Investments in Subsidiaries	4,030	4,216
Property, Plant and Equipment, less accumulated depreciation — $4,197 ($4,402 in 2008)	2,078	2,167

Total Assets	$9,090	$9,965

Liabilities
Current Liabilities:
Accounts Payable-Trade	$637	$657
Accounts Payable to Affiliates	605	714
Compensation and Benefits	338	363
Other Current Liabilities	318	310
Long Term Debt and Capital Leases Due Within One Year	1	501

Total Current Liabilities	1,899	2,545
Long Term Debt and Capital Leases	3,547	3,300
Compensation and Benefits	2,276	2,450
Deferred and Other Noncurrent Income Taxes	29	38
Other Long Term Liabilities	604	610

Total Liabilities	8,355	8,943
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50,000,000 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450,000,000 shares in 2009 and 2008 Outstanding shares, 242,202,419 (241,289,921 in 2008)	242	241
Capital Surplus	2,783	2,764
Retained Earnings	1,082	1,463
Accumulated Other Comprehensive Loss	(3,372)	(3,446)

Total Shareholders’ Equity	735	1,022

Total Liabilities and Shareholders’ Equity	$9,090	$9,965

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity (Deficit)

Balance at December 31, 2006 as reported
(after deducting 17,459,698 treasury shares)	178,218,970	$178	$1,427	$968	$(3,331)	$(758)
Adjustment for adoption of accounting standard on convertible debt	—	—	60	(43)	—	17

Balance at December 31, 2006 as restated	178,218,970	178	1,487	925	(3,331)	(741)
Adjustment for adoption of accounting standard on uncertain tax positions				32		32
Comprehensive income (loss):
Net income				583		583
Foreign currency translation (net of tax of $1)					482
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(13)
Prior service credit from defined benefit plan amendments (net of tax of $0)					488
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8)					154
Decrease in net actuarial losses (net of tax of $12)					445
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $10)					137
Unrealized investment loss (net of tax of $0)					(14)
Other comprehensive income (loss)						1,679

Total comprehensive income (loss)						2,262
Issuance of shares for public equity offering	26,136,363	26	808			834
Issuance of shares for conversion of debt	28,728,852	29	309			338
Common stock issued from treasury:
Stock-based compensation plans	7,038,189	7	96			103
Stock-based compensation			22			22

Balance at December 31, 2007
(after deducting 10,438,287 treasury shares)	240,122,374	240	2,722	1,540	(1,652)	2,850
Comprehensive income (loss):
Net loss				(77)		(77)
Foreign currency translation (net of tax of $0)					(488)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(15)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8)					99
Increase in net actuarial losses (net of tax of $11)					(1,452)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0)					67
Unrealized investment loss (net of tax of $0)					(5)
Other comprehensive income (loss)						(1,794)

Total comprehensive income (loss)						(1,871)
Issuance of shares for conversion of debt	328,954	—	4			4
Common stock issued from treasury:
Stock-based compensation plans	838,593	1	4			5
Stock-based compensation			34			34

Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	241	2,764	1,463	(3,446)	1,022
Comprehensive income (loss):
Net loss				(375)		(375)
Foreign currency translation (net of tax of $22)					217
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(17)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $57)					121
Increase in net actuarial losses (net of tax of $(19))					(277)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1)					43
Prior service cost from plan amendments (net of tax of $7)					(16)
Unrealized investment loss (net of tax benefit of $2)					3
Other comprehensive income (loss)						74

Total comprehensive income (loss)						(301)
Common stock issued from treasury:
Stock-based compensation plans	912,498	1	1			2
Other			18	(6)		12

Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2009	2008	2007

Cash Flows from Operating Activities:
Total operating cash flows from continuing operations	$328	$(1,770)	$(363)
Operating cash flows from discontinued operations	—	—	(4)

Total cash flows from operating activities	328	(1,770)	(367)
Cash Flows from Investing Activities:
Capital expenditures	(270)	(444)	(289)
Asset dispositions	154	193	107
Asset acquisitions	—	(1)	—
Capital contributions to subsidiaries	—	(131)	(476)
Capital redemptions from subsidiaries	—	603	701
Investment in The Reserve Primary Fund	—	(360)	—
Return of investment in The Reserve Primary Fund	47	284	—
Other transactions	1	(3)	24

Total investing cash flows from continuing operations	(68)	141	67
Investing cash flows from discontinued operations	—	—	1,060

Total Cash Flows From Investing Activities	(68)	141	1,127
Cash Flows from Financing Activities:
Short term debt and overdrafts paid	(18)	(20)	(6)
Long term debt incurred	1,359	700	—
Long term debt paid	(1,601)	(750)	(1,790)
Common stock issued	2	5	937
Debt related costs and other transactions	(22)	—	(11)

Total financing cash flows from continuing operations	(280)	(65)	(870)
Financing cash flows from discontinued operations	—	—	—

Total cash flows from Financing Activities	(280)	(65)	(870)
Net Change in Cash of Discontinued Operations	—	—	—

Net Change in Cash and Cash Equivalents	(20)	(1,694)	(110)
Cash and Cash Equivalents at Beginning of the Year	822	2,516	2,626

Cash and Cash Equivalents at End of the Year	$802	$822	$2,516

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2009, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company has pledged a significant portion of its assets as collateral. The collateral included first and second priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of the Parent Company’s subsidiaries to pay dividends to the Parent Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of the Parent Company’s assets. These covenants are subject to significant exceptions and qualifications. The primary credit facilities permit the Parent Company to pay dividends on its common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred by the Parent Company under the facilities following the dividend payment, and certain financial tests are satisfied.

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

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2009 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2010	2011	2012	2013	2014

Debt maturities	$1	$976	$1	$—	$1,200

COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2009, the Parent Company had binding commitments for raw materials and investments in land, buildings and equipment of $294 million and off-balance sheet financial guarantees written and other commitments totaling $13 million. In addition, the Parent Company has other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which it shall purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in its production levels.

At December 31, 2009, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)

product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 20, Commitments and Contingent Liabilities.

DIVIDENDS

The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2009, 2008 and 2007.

The following table presents dividends received during 2009, 2008 and 2007:

(In millions)	2009	2008	2007

Consolidated subsidiaries	$129	$209	$562

There were no stock dividends received from consolidated subsidiaries in 2009, 2008 and 2007.

SUPPLEMENTAL CASH FLOW INFORMATION

The Parent Company made cash payments for interest, net of amounts capitalized in 2009, 2008 and 2007 of $234 million, $292 million and $449 million, respectively. The Parent Company had net cash payments for income taxes in 2009 and 2008 of $23 million and $14 million, respectively, and net cash receipts for income taxes in 2007 of $4 million.

INTERCOMPANY TRANSACTIONS

The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2009	2008	2007

Sales	$993	$1,134	$1,165
Cost of Goods Sold	978	1,159	1,157
Interest Expense	7	23	36
Other Income	(521)	(559)	(437)

Income before Income Taxes	$529	$511	$409

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

	Balance	Additions					Translation
	at	Charged	Charged	Acquired	Deductions		adjustment	Balance
	beginning	(credited)	(credited)	by	from		during	at end of
Description	of period	to income	to AOCL	purchase	reserves		period	period

2009

Allowance for doubtful accounts	$93	$35	$—	$—	$(21	)(a)	$3	$110
Valuation allowance — deferred tax assets	2,801	251	(43)	—	(27)		54	3,036

2008

Allowance for doubtful accounts	$88	$34	$—	$—	$(23	)(a)	$(6)	$93
Valuation allowance — deferred tax assets	2,400	58	473	—	—		(130)	2,801

2007

Allowance for doubtful accounts	$98	$15	$—	$—	$(31	)(a)	$6	$88
Valuation allowance — deferred tax assets	3,012	(69)	(583)	—	—		40	2,400

Note: (a) Accounts receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For Year Ended December 31, 2009

INDEX OF EXHIBITS

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 22, 2009, five documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, April 11, 2006 and April 7, 2009 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
4	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Specimen Nondenominational Certificate for Shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2007, File No. 1-1927).
(b)	Indenture, dated as of March 15, 1996, between the Company and Chemical Bank (now Wells Fargo Bank, N.A.), as Trustee, as supplemented on March 16, 1998, in respect of the Company’s 7% Notes due 2028 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
(c)	Indenture, dated as of March 1, 1999, between the Company and The Chase Manhattan Bank (now Wells Fargo Bank, N.A.), as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), as supplemented on August 15, 2001, in respect of the Company’s 7.857% Notes due 2011 (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-1927).
(d)	Indenture, dated as of June 23, 2005, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 9% Senior Notes due 2015 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 24, 2005, File No. 1-1927).
(e)	Indenture, dated as of November 21, 2006, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 8.625% Senior Notes due 2011 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 22, 2006, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(f)	Indenture, dated as of May 11, 2009, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 10.5% Senior Notes due 2016 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 11, 2009, File No. 1-1927).
In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long term debt of the Company and its consolidated subsidiaries pursuant to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10	Material Contracts
(a)	Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., BNP Paribas, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC, Wells Fargo Foothill, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(b)	Amended and Restated Second Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(c)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(d)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(e)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(f)	Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(g)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A., as Collateral Agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, the Company, and the subsidiaries of the Company named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(h)	Amended and Restated Revolving Credit Agreement, dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the Mandated Lead Arrangers and Joint Bookrunners identified therein (incorporated by reference, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(i)	First Amendment dated as of July 18, 2008, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-1927).
(j)	Second Amendment dated as of August 22, 2008, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-1927).
(k)	Third Amendment dated as of December 18, 2009, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10.1
(l)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(m)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005, August 26, 2005 and July 23, 2008, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(n)	Letter Amendment dated April 29, 2009 to the Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005, August 26, 2005 and July 23, 2008, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-1927).
(o)	Master Subordinated Deposit Agreement dated July 23, 2008, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Subordinated Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).
(p)	Master Complementary Deposit Agreement dated July 23, 2008, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Complementary Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).
(q)	Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
(r)	Amendment No. 1 to the Umbrella Agreement, dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
(s)	Amendment No. 2 to the Umbrella Agreement, dated as of April 7, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(t)	Amendment No. 3 to the Umbrella Agreement, dated as of July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(u)	Amendment No. 4 to the Umbrella Agreement, dated as of February 12, 2008, among the Company, Sumitomo Rubber Industries, Ltd. and their respective affiliates named therein (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-1927).
(v)	Joint Venture Agreement for Europe, dated as of June 14, 1999, as amended by Amendment No. 1 thereto, dated as of September 1, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd. and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(w)	Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(x)	Amendment No. 1 to the Shareholders Agreement for the Europe JVC, dated April 21, 2000, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(y)	Amendment No. 2 to the Shareholders Agreement for the Europe JVC, dated July 15, 2004, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(z)	Amendment No. 3 to the Shareholders Agreement for the Europe JVC, dated August 30, 2005, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).
(aa)	Memorandum of Agreement (Amendment No. 4 to the Shareholders Agreement for the Europe JVC), dated April 26, 2007, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(bb)	Amendment No. 5 to Shareholders Agreement for the Europe JVC, dated as of July 1, 2009, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-1927).
(cc)	Agreement, dated as of March 3, 2003, between the Company and Sumitomo Rubber Industries, Ltd., amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(dd)*	2008 Performance Plan of The Goodyear Tire & Rubber Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(ee)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(ff)*	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Rights Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(gg)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(hh)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(ii)*	Form of Restricted Stock Purchase Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(jj)*	Form of Cash Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(kk)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2005, File No. 1-1927).
(ll)*	2002 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-1927)
(mm)*	1997 Performance Incentive Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-1927).
(nn)*	Performance Recognition Plan of the Company, as amended and restated on October 7, 2008 (incorporated by reference, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(oo)*	The Goodyear Tire & Rubber Company Management Incentive Plan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).
(pp)*	Executive Performance Plan of the Company effective January 1, 2004 (incorporated by reference, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(qq)*	Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(rr)*	Goodyear Supplementary Pension Plan (October 7, 2008 Restatement) (incorporated by reference, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(ss)*	Defined Benefit Excess Benefit Plan of the Company, as amended and restated as of October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(tt)*	Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(uu)*	Deferred Compensation Plan for Executives, amended and restated as of October 7, 2008 (incorporated by reference, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(vv)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, effective June 1, 1994 (incorporated by reference, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(ww)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended October 7, 2008 (incorporated by reference, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(xx)*	Letter agreement dated September 11, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(yy)*	Supplement and amendment to letter agreement between the Company and Robert J. Keegan, dated December 18, 2008 (incorporated by reference, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(zz)*	Restricted Stock Purchase Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(aaa)*	Stock Option Grant Agreement, dated October 3, 2000, between the Company and Robert J. Keegan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-1927).
(bbb)*	Continuity Plan for Salaried Employees, as amended and restated effective April 10, 2007, as further amended on October 7, 2008 (incorporated by reference, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(ccc)*	Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).
(ddd)*	Hourly and Salaried Employees Stock Option Plan of the Company, as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2009.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
(b)	Consent of Bates White, LLC.	23.2
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

*	Indicates management contract or compensatory plan or arrangement