Form 10-Q
period 2010-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2010-04-28
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at March 31, 2010:	242,919,907

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2010	2009
NET SALES	$4,270	$3,536

Cost of Goods Sold	3,456	3,219
Selling, Administrative and General Expense	605	533
Rationalizations (Note 2)	2	55
Interest Expense	74	64
Other Expense (Note 3)	104	30

Income (Loss) before Income Taxes	29	(365)
United States and Foreign Taxes	53	(17)

Net Loss	(24)	(348)
Less: Minority Shareholders Net Income (Loss)	23	(15)

Goodyear Net Loss	$(47)	$(333)

Goodyear Net Loss — Per Share

Basic	$(0.19)	$(1.38)

Weighted Average Shares Outstanding (Note 4)	242	241

Diluted	$(0.19)	$(1.38)

Weighted Average Shares Outstanding (Note 4)	242	241
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2010	2009
Assets:
Current Assets:
Cash and Cash Equivalents	$1,774	$1,922
Accounts Receivable, less Allowance — $108 ($110 in 2009)	2,861	2,540
Inventories:
Raw Materials	582	483
Work in Process	139	138
Finished Products	1,987	1,822

	2,708	2,443
Prepaid Expenses and Other Current Assets	328	320

Total Current Assets	7,671	7,225
Goodwill	682	706
Intangible Assets	163	164
Deferred Income Taxes	46	43
Other Assets	416	429
Property, Plant and Equipment less Accumulated Depreciation — $8,629 ($8,626 in 2009)	5,724	5,843

Total Assets	$14,702	$14,410

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,549	$2,278
Compensation and Benefits (Note 8)	639	635
Other Current Liabilities	871	844
Notes Payable and Overdrafts (Note 6)	199	224
Long Term Debt and Capital Leases due Within One Year (Note 6)	153	114

Total Current Liabilities	4,411	4,095
Long Term Debt and Capital Leases (Note 6)	4,242	4,182
Compensation and Benefits (Note 8)	3,490	3,526
Deferred and Other Noncurrent Income Taxes	222	235
Other Long Term Liabilities	790	793

Total Liabilities	13,155	12,831

Commitments and Contingent Liabilities (Note 9)
Minority Shareholders’ Equity (Note 1)	573	593

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares – 243 (242 in 2009) after deducting 8 treasury shares (9 in 2009)	243	242
Capital Surplus	2,787	2,783
Retained Earnings	1,035	1,082
Accumulated Other Comprehensive Loss	(3,351)	(3,372)

Goodyear Shareholders’ Equity	714	735
Minority Shareholders’ Equity — Nonredeemable	260	251

Total Shareholders’ Equity	974	986

Total Liabilities and Shareholders’ Equity	$14,702	$14,410

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2010	2009
Net Loss	$(24)	$(348)

Other Comprehensive Loss:
Foreign currency translation, net of tax of $1 ($0 in 2009)	(54)	(172)

Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of tax of $3 ($5 in 2009)	41	42

Other, net of tax of $0 ($1 in 2009)	—	1

Unrealized investment loss, net of tax of $0	—	(7)

Comprehensive Loss	(37)	(484)
Less: Comprehensive Loss Attributable to Minority Shareholders	(11)	(59)

Comprehensive Loss Attributable to Goodyear Shareholders	$(26)	$(425)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(24)	$(348)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	159	152
Amortization and write-off of debt issuance costs	4	3
Net rationalization charges (Note 2)	2	55
Net gains on asset sales (Note 3)	(16)	(1)
Pension contributions and direct payments	(39)	(106)
Rationalization payments	(16)	(70)
Venezuela currency devaluation (Note 3)	110	—
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(340)	(19)
Inventories	(300)	250
Accounts payable – trade	349	(330)
Compensation and benefits	91	103
Other current liabilities	86	(22)
Other assets and liabilities	57	13

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	123	(320)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(141)	(221)
Asset dispositions (Note 3)	16	1
Increase in restricted cash (Note 6)	(60)	(3)
Return of investment in The Reserve Primary Fund	24	24
Other transactions	—	2

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(161)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	21	79
Short term debt and overdrafts paid	(56)	(42)
Long term debt incurred	201	969
Long term debt paid	(81)	(454)
Common stock issued	1	2

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	86	554

Effect of exchange rate changes on cash and cash equivalents (Note 3)	(196)	(35)

Net Change in Cash and Cash Equivalents	(148)	2

Cash and Cash Equivalents at Beginning of the Period	1,922	1,894

Cash and Cash Equivalents at End of the Period	$1,774	$1,896

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
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
     Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2010.
Recently Adopted Accounting Standards
Effective January 1, 2010, we adopted a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The adoption of this standard did not have a material impact on our consolidated financial statements.
     Effective January 1, 2010 we also adopted a new standard pertaining to accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
     The net rationalization charges included in Income (Loss) before Income Taxes are as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
New charges	$10	$57
Reversals	(8)	(2)

	$2	$55

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table shows the roll-forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2009	$120	$25	$145
2010 charges	3	7	10
Incurred	(15)	(6)	(21)
Reversed to the statement of operations	(6)	(2)	(8)

Balance at March 31, 2010	$102	$24	$126

     During the first quarter of 2010, net rationalization charges of $2 million were recorded. New charges of $10 million were comprised of $4 million for plans initiated in 2010, consisting of $2 million for associate severance and pension costs and $2 million for other exit and non-cancelable lease costs, and $6 million for plans initiated in 2009, consisting of $1 million for associate severance and pension costs and $5 million for other exit and non-cancelable lease costs. The net charges in 2010 also included the reversal of $8 million of charges for actions no longer needed for their originally intended purposes. Approximately 100 associates will be released under 2010 plans.
     In the first quarter of 2010, $15 million was incurred for associate severance payments and pension curtailment costs, and $6 million was incurred for non-cancelable lease and other exit costs.
     The accrual balance of $126 million at March 31, 2010 consists of $102 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $24 million primarily for long term non-cancelable lease costs.
     Asset write-offs and accelerated depreciation charges of $3 million were recorded in cost of goods sold (“CGS”) in the first quarter of 2010.
     In the first quarter of 2009, net rationalization charges of $55 million were recorded. New charges of $57 million were comprised of $44 million for plans initiated in 2009, consisting of $43 million for associate severance and pension costs and $1 million for other exit and non-cancelable lease costs, and $13 million for plans initiated in 2008, consisting of $8 million for associate severance and pension costs and $5 million for other exit and non-cancelable lease costs. The net charges in 2009 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes.
     In the first quarter of 2009, $77 million was incurred for associate severance payments and pension curtailment costs, and $4 million was incurred for non-cancelable lease and other exit costs. Additionally, asset write-offs and accelerated depreciation charges of $10 million were recorded in CGS, related primarily to the closure of our Somerton, Australia tire manufacturing facility.
     Approximately 7,900 associates will be released under programs initiated in 2009 and prior years, of which approximately 6,900 were released by March 31, 2010, including 200 in the first quarter of 2010.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. OTHER EXPENSE

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2010	2009
Foreign currency exchange	$109	$24
Net gains on asset sales	(16)	(1)
Royalty income	(6)	(7)
Interest income	(3)	(4)
Financing fees and financial instruments	13	11
General and product liability – discontinued products (Note 9)	4	5
Miscellaneous	3	2

	$104	$30

Foreign currency exchange losses in the first quarter of 2010 were $109 million, compared to $24 million in the same period in 2009. Losses in 2010 included a loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
     Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles since it experienced a rate of general inflation in excess of 100% over the latest three year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates and are reported in Other Expense.
     The $110 million loss primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities including deferred taxes at the time of the devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate applicable to non-essential goods, and was partially offset by $47 million related to U.S. dollar-denominated payables that will be settled at the official exchange rate applicable to essential goods. Nonmonetary assets and liabilities, which consisted primarily of inventory and property, plant and equipment, were translated at historical rates.
     Net gains on asset sales in 2010 of $16 million were due primarily to the sale of land in Thailand. Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consisted primarily of amounts earned on cash deposits. Financing fees and financial instruments expense consisted primarily of the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
     General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $7 million and $8 million of expense related to asbestos claims in the first three months of 2010 and 2009, respectively. In addition, we recorded $3 million of income related to probable insurance recoveries in each of those periods.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities were exercised or converted into common stock.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Weighted average shares outstanding – basic	242	241
Stock options and other dilutive securities	—	—

Weighted average shares outstanding – diluted	242	241

Weighted average shares outstanding – diluted for the three months ended March 31, 2010 and 2009 exclude the effects of approximately 2 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.
     Additionally, weighted average shares outstanding – diluted exclude approximately 9 million and 15 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options), at March 31, 2010 and 2009, respectively.
NOTE 5. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at March 31, 2010 and December 31, 2009:

			Quoted Prices in Active
	Total Carrying		Markets for Identical		Significant Other		Significant Unobservable
	Value in the Consolidated		Assets/Liabilities		Observable Inputs		Inputs
	Balance Sheet		(Level 1)		(Level 2)		(Level 3)
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Assets:
Investments	$33	$32	$33	$32	$—	$—	$—	$—
Foreign Exchange Contracts	50	28	—	—	48	27	2	1

Total Assets at Fair Value	$83	$60	$33	$32	$48	$27	$2	$1

Liabilities:
Foreign Exchange Contracts	$13	$6	$—	$—	$13	$6	$—	$—

Total Liabilities at Fair Value	$13	$6	$—	$—	$13	$6	$—	$—

Derivative financial instrument valuations classified as Level 3 included embedded currency derivatives in long-dated operating leases. The valuation of the embedded currency derivatives is based on an extrapolation of forward rates to the assumed expiration of the leases. Other Expense in the three months ended March 31, 2010 included a gain of $1 million resulting primarily from the change in the fair value of the embedded derivatives. Other Expense in the three months ended March 31, 2009 included a loss of $3 million resulting primarily from the change in the fair value of the embedded derivatives, and a gain of $5 million related to an interest rate basis swap.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents changes in fair value for instruments classified as Level 3:

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(In millions)	2010	2009
Asset (liability)
Balance at beginning of period	$1	$(9)
Net realized gains	—	10
Net unrealized gains	1	—

Balance at end of period	$2	$1

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2010 and December 31, 2009. The fair value was estimated using quoted market prices or discounted future cash flows.

(In millions)	March 31, 2010	December 31, 2009
Fixed Rate Debt:
Carrying amount – liability	$2,569	$2,442
Fair value – liability	2,677	2,532

Variable Rate Debt:
Carrying amount – liability	$1,809	$1,836
Fair value – liability	1,764	1,752
NOTE 6. FINANCING ARRANGEMENTS
At March 31, 2010, we had total credit arrangements totaling $7,390 million, of which $2,310 million were unused. At that date, 43% of our debt was at variable interest rates averaging 3.37%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2010, we had short term committed and uncommitted credit arrangements totaling $484 million, of which $285 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2010	2009
Notes payable and overdrafts	$199	$224

Weighted average interest rate	4.05%	4.84%

Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$153	$114

Weighted average interest rate	6.29%	4.78%

Total obligations due within one year	$352	$338

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2010, we had long term credit arrangements totaling $6,906 million, of which $2,025 million were unused.
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2010		December 31, 2009
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
7.857% due 2011	$388	7.857%	$650	7.857%
8.625% due 2011	325	8.625%	325	8.625%
9% due 2015	260	9%	260	9%
10.5% due 2016	962	10.5%	961	10.5%
8.75% due 2020	262	8.75%	—	—
7% due 2028	149	7%	149	7%

Credit Facilities:
€505 million revolving credit facility due 2012	—	—	—	—
$1.5 billion first lien revolving credit facility due 2013	—	—	—	—
$1.2 billion second lien term loan facility due 2014	1,200	2.34%	1,200	2.34%
Pan-European accounts receivable facility due 2015	357	3.89%	437	3.58%
Chinese credit facilities	80	5.35%	—	—
Other domestic and international debt(1)	395	7.11%	296	5.87%

	4,378		4,278
Capital lease obligations	17		18

	4,395		4,296
Less portion due within one year	(153)		(114)

	$4,242		$4,182

(1)	Interest rates are weighted average interest rates.
NOTES
Debt Exchange Offer
On March 5, 2010, we completed an offer to exchange our outstanding 7.857% Notes due 2011 (“2011 Notes”) for a new series of 8.75% Notes due 2020 (“2020 Notes”). A total of $262 million in principal amount of the 2011 Notes were validly tendered, and $282 million in aggregate principal amount of the 2020 Notes were issued in the exchange. We will accrete the difference in the carrying amount of the 2011 Notes and the principal amount of the 2020 Notes as additional interest expense over the life of the 2020 Notes using the effective interest rate method. The direct costs of the exchange offer incurred with third parties were expensed.
     At March 31, 2010, $388 million in aggregate principal amount of the 2011 Notes were outstanding. The 2011 Notes are unsecured senior obligations and will mature on August 15, 2011.
     At March 31, 2010, $282 million in aggregate principal amount of the 2020 Notes were outstanding. The 2020 Notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities, and will mature on August 15, 2020.
     We have the option to redeem the 2020 Notes, in whole or in part, at any time at a redemption price equal to the greater of 100% of the principal amount of the 2020 Notes or the sum of the present values of the remaining scheduled payments on the 2020 Notes, discounted using a defined treasury rate plus 50 basis points, plus in either case accrued and unpaid interest to the redemption date.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The terms of the indenture for the 2020 Notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur secured debt, (ii) engage in sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.
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
     At March 31, 2010, we had no borrowings and $489 million of letters of credit issued under the revolving credit facility. At December 31, 2009, we had no borrowings and $494 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2010 and December 31, 2009, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to one of the German subsidiaries (the “German borrower”) of Goodyear Dunlop Tires Europe B.V. (“GDTE”), and a €350 million European revolving credit facility, which is available to the same German borrower and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. At March 31, 2010 and December 31, 2009, there were no borrowings under the German or the European revolving credit facilities. Letters of credit issued under the European revolving credit facility totaled $13 million (€10 million) at March 31, 2010 and $14 million (€10 million) at December 31, 2009.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2010 and December 31, 2009, the amount available, and fully utilized under this program, totaled $357 million (€264 million) and $437 million (€304 million), respectively. The

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $64 million and $68 million at March 31, 2010 and December 31, 2009, respectively. The receivables sold under this program also serve as collateral for the facility. The Company retains the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2009 Form 10-K.
Other Foreign Credit Facilities
Our Chinese subsidiary has entered into two financing agreements in China. At March 31, 2010, these non-revolving credit facilities had total unused availability of 3.1 billion renminbi (approximately $450 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.8 billion renminbi of unused availability at March 31, 2010) matures in 2016 and principal amortization begins in 2013. At March 31, 2010, there were $80 million of borrowings outstanding under this facility. The other facility (with 1.3 billion renminbi of unused availability at March 31, 2010) will mature eight years after the first borrowing and will begin principal amortization five years after the first borrowing. At March 31, 2010, there were no borrowings outstanding under this facility. There were no amounts outstanding under either of the facilities at December 31, 2009. At March 31, 2010, restricted cash of $60 million was related to funds obtained under these credit facilities.
Debt Maturities
Updates to our debt maturities as disclosed in our 2009 Form 10-K are provided below and reflect the exchange of $262 million of our 7.857% Notes due 2011 for $282 million principal amount of our 8.75% Notes due 2020.

(In millions)	2010	2011	2012	2013	2014
Domestic	$3	$714	$1	$4	$1,200
International	111	13	95	28	7

	$114	$727	$96	$32	$1,207

DERIVATIVE FINANCIAL INSTRUMENTS
We utilize derivative financial instrument contracts and nonderivative instruments to manage interest rate, foreign exchange and commodity price risks. We have established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Contracts
We will enter into foreign currency contracts in order to manage the impact of changes in foreign exchange rates on our consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade receivables and payables, equipment acquisitions, intercompany loans, royalty agreements and forecasted purchases and sales. Contracts hedging short term trade receivables and payables normally have no hedging designation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2010	2009
Fair Values — asset (liability):
Accounts receivable	$49	$27
Other assets	1	1
Other current liabilities	(12)	(6)
At March 31, 2010 and December 31, 2009, these outstanding foreign currency derivatives had notional amounts of $1,086 million and $1,252 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction gains of $33 million and net transaction losses of $9 million on foreign currency derivatives in the first three months of 2010 and 2009, respectively. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
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
NOTE 7. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.6 million stock options, 0.3 million shares of restricted stock, 0.3 million restricted stock units and 0.1 million performance share units during the first quarter of 2010 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of the stock options was $12.74 and $6.61, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
     Expected term: 6.25 years
     Interest rate: 2.69%
     Volatility: 50.82%
     Dividend yield: Nil
     We measure the fair value of grants of shares of restricted stock, restricted stock units, and performance share units at the closing market price of a share of our common stock on the date of the grant. The fair value per share for grants made during the first quarter of 2010 was $12.74.
     We recognized stock-based compensation expense of $3 million during the first quarter of 2010 and 2009. At March 31, 2010, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $38 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 31, 2015.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
     Defined benefit pension cost follows:

	U.S.		Non-U.S.
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2010	2009	2010	2009
Service cost – benefits earned during the period	$10	$9	$7	$6
Interest cost on projected benefit obligation	75	80	37	32
Expected return on plan assets	(70)	(60)	(32)	(26)
Amortization of: — prior service cost	8	8	—	—
— net losses	33	39	9	7

Net periodic pension cost	56	76	21	19
Curtailments/settlements/termination benefits	—	—	1	5

Total defined benefit pension cost	$56	$76	$22	$24

We expect to contribute approximately $275 million to $325 million to our funded U.S. and non-U.S. pension plans in 2010. For the three months ended March 31, 2010, we contributed $29 million to our non-U.S. plans.
     The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2010 and 2009 was $25 million and $19 million, respectively.
     We provide certain domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost for the three months ended March 31, 2010 and 2009 was $2 million and $1 million, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES
At March 31, 2010, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1,498 million, and off-balance-sheet financial guarantees written and other commitments totaling $101 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we will purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.
Environmental Matters
We have recorded liabilities totaling $43 million at March 31, 2010 and December 31, 2009 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $8 million and $9 million were included in Other Current Liabilities at March 31, 2010 and December 31, 2009, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $310 million and $301 million for anticipated costs related to workers’ compensation at March 31, 2010 and December 31, 2009, respectively. Of these amounts, $73 million and $75

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2010 and December 31, 2009, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2010 and December 31, 2009, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $302 million and $300 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at March 31, 2010 and December 31, 2009, respectively. Of these amounts, $63 million and $73 million were included in Other Current Liabilities at March 31, 2010 and December 31, 2009, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 82,600 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $355 million through March 31, 2010 and $349 million through December 31, 2009.
     A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly. The passage of tort reform laws and creation of deferred dockets for non-malignancy claims in several states has contributed to a decline in the number of claims filed in recent years.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2010	December 31, 2009
Pending claims, beginning of period	90,200	99,000
New claims filed	400	1,600
Claims settled/dismissed	(100)	(10,400)

Pending claims, end of period	90,500	90,200

Payments (1)	$12	$20

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.
     We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $130 million and $136 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by $15 million.
     We recorded a receivable related to asbestos claims of $69 million as of March 31, 2010 and December 31, 2009. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $11 million was included in Current Assets as part of Accounts receivable at March 31, 2010 and December 31, 2009. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
     We believe that, at March 31, 2010, we had approximately $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $69 million insurance receivable recorded at March 31, 2010. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis, and defense costs available with our primary insurance carriers through coverage-in-place agreements at March 31, 2010.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2010	2009
Sales:
North American Tire	$1,779	$1,544
Europe, Middle East and Africa Tire	1,529	1,268
Latin American Tire	478	383
Asia Pacific Tire	484	341

Net Sales	$4,270	$3,536

Segment Operating Income (Loss):
North American Tire	$(14)	$(189)
Europe, Middle East and Africa Tire	109	(50)
Latin American Tire	76	48
Asia Pacific Tire	69	15

Total Segment Operating Income (Loss)	240	(176)
Rationalizations	(2)	(55)
Interest expense	(74)	(64)
Other expense	(104)	(30)
Asset write-offs and accelerated depreciation	(3)	(10)
Corporate incentive compensation plans	(7)	6
Intercompany profit elimination	(9)	(26)
Other	(12)	(10)

Income (Loss) before Income Taxes	$29	$(365)

Rationalizations, asset writeoffs and accelerated depreciation, as described in Note 2, Costs Associated with Rationalization Programs, and Asset Sales, as described in Note 3, Other Expense, are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Rationalizations:
North American Tire	$6	$28
Europe, Middle East and Africa Tire	(6)	14
Latin American Tire	2	7
Asia Pacific Tire	1	4

Total Segment Rationalizations	3	53
Corporate	(1)	2

	$2	$55

Asset Sales:
North American Tire	$—	$—
Europe, Middle East and Africa Tire	(1)	(1)
Latin American Tire	—	—
Asia Pacific Tire	(15)	—

Total Segment Asset Sales	$(16)	$(1)

Asset Writeoffs and Accelerated Depreciation:
North American Tire	$1	$2
Europe, Middle East and Africa Tire	—	—
Latin American Tire	—	—
Asia Pacific Tire	2	8

Total Segment Asset Writeoffs and Accelerated Depreciation	$3	$10

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. INCOME TAXES
For the first three months of 2010, we recorded tax expense of $53 million on income before income taxes of $29 million. Income tax expense was favorably impacted by $5 million due to various discrete items. For the first three months of 2009, we recorded a tax benefit of $17 million on a loss before income taxes of $365 million. Income tax for the first three months of 2009 was favorably impacted by $10 million due primarily to an enacted tax law change.
     The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
     At January 1, 2010, we had unrecognized tax benefits of $112 million that, if recognized, would have a favorable impact on our tax expense of $108 million. We had accrued interest of $17 million as of January 1, 2010. If not favorably settled, $49 million of the unrecognized tax benefits and $17 million of the accrued interest would require the use of our cash. It is reasonably possible that our unrecognized tax benefits may decrease by up to $20 million during the next 12 months as a consequence of settlement of prior tax years in our European operations. We do not expect changes during the next 12 months to have a significant impact on our financial position or results of operations.
     Generally, years beginning after 2004 are still open to examination by foreign taxing authorities, including Germany, where we are open to examinations from 2003 onward. In the United States, we are open to examination from 2009 onward.
NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity during the first three months of 2010 and 2009:

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity-	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Nonredeemable	Equity
Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735	$251	$986
Comprehensive (loss) income:
Net (loss) income				(47)		(47)	7	(40)
Foreign currency translation (net of tax of $1)					(19)	(19)	2	(17)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $3)					40	40	—	40
Increase in net actuarial losses (net of tax of $0)					(1)	(1)	—	(1)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0)					1	1	—	1

Other comprehensive (loss) income						21	2	23

Total comprehensive (loss) income						(26)	9	(17)
Common stock issued from treasury:
Stock-based compensation plans	717,488	1	3			4	—	4
Stock-based compensation			1			1	—	1

Balance at March 31, 2010
(after deducting 7,969,785 treasury shares)	242,919,907	$243	$2,787	$1,035	$(3,351)	$714	$260	$974

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity-	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Nonredeemable	Equity
Balance at December 31, 2008 as reported
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,702	$1,525	$(3,446)	$1,022	$231	$1,253
Adjustment to initially apply FASB Staff Position APB 14-1 for convertible debt (Note 1)			62	(62)		—		—

Balance at December 31, 2008 as restated
(after deducting 9,599,694 treasury shares)	241,289,921	241	2,764	1,463	(3,446)	1,022	231	1,253
Comprehensive (loss) income:
Net (loss) income				(333)		(333)	4	(329)
Foreign currency translation (net of tax of $0)					(127)	(127)	(20)	(147)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $4)					41	41	—	41
Increase in net actuarial losses (net of tax of $0)					(3)	(3)	—	(3)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1)					4	4	—	4
Unrealized investment loss (net of tax of $0)					(7)	(7)	—	(7)

Other comprehensive (loss) income						(92)	(20)	(112)

Total comprehensive (loss) income						(425)	(16)	(441)
Common stock issued from treasury:
Stock-based compensation plans (Note 7)	534,762	1	1			2	—	2
Stock-based compensation			2			2	—	2

Balance at March 31, 2009
(after deducting 9,064,932 treasury shares)	241,824,683	$242	$2,767	$1,130	$(3,538)	$601	$215	$816

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	March 31, 2010	March 31, 2009
Balance at beginning of period	$593	$619

Comprehensive income (loss):
Net income	16	(19)
Foreign currency translation, net of tax of $0	(37)	(25)
Pension and other postretirement benefits	1	1

Total comprehensive loss	(20)	(43)

Balance at end of period	$573	$576

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $325 million outstanding principal amount of 8.625% senior notes due 2011, the $260 million outstanding principal amount of 9% senior notes due 2015, the $1.0 billion outstanding principal amount of 10.5% senior notes due 2016, and the $282 million outstanding principal amount of 8.75% senior notes due 2020 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	March 31, 2010
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$766	$28	$980	$—	$1,774
Accounts receivable	782	182	1,897	—	2,861
Accounts receivable from affiliates	—	774	—	(774)	—
Inventories	1,115	238	1,417	(62)	2,708
Prepaid expenses and other current assets	53	6	262	7	328

Total Current Assets	2,716	1,228	4,556	(829)	7,671
Goodwill	—	24	472	186	682
Intangible Assets	110	1	52	—	163
Deferred Income Taxes	—	2	45	(1)	46
Other Assets	211	44	161	—	416
Investments in Subsidiaries	4,033	280	4,322	(8,635)	—
Property, Plant and Equipment	2,062	178	3,464	20	5,724

Total Assets	$9,132	$1,757	$13,072	$(9,259)	$14,702

Liabilities:
Current Liabilities:
Accounts payable-trade	$646	$99	$1,804	$—	$2,549
Accounts payable to affiliates	669	—	105	(774)	—
Compensation and benefits	323	31	285	—	639
Other current liabilities	296	31	546	(2)	871
Notes payable and overdrafts	—	—	199	—	199
Long term debt and capital leases due within one year	1	—	152	—	153

Total Current Liabilities	1,935	161	3,091	(776)	4,411
Long Term Debt and Capital Leases	3,548	—	694	—	4,242
Compensation and Benefits	2,293	238	959	—	3,490
Deferred and Other Noncurrent Income Taxes	30	2	185	5	222
Other Long Term Liabilities	612	41	137	—	790

Total Liabilities	8,418	442	5,066	(771)	13,155

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	361	212	573

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	243	333	4,931	(5,264)	243
Capital Surplus	2,787	118	1,026	(1,144)	2,787
Retained Earnings	1,035	1,352	2,633	(3,985)	1,035
Accumulated Other Comprehensive Loss	(3,351)	(488)	(1,205)	1,693	(3,351)

Goodyear Shareholders’ Equity	714	1,315	7,385	(8,700)	714
Minority Shareholders’ Equity — Nonredeemable	—	—	260	—	260

Total Shareholders’ Equity	714	1,315	7,645	(8,700)	974

Total Liabilities and Shareholders’ Equity	$9,132	$1,757	$13,072	$(9,259)	$14,702

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$802	$17	$1,103	$—	$1,922
Accounts Receivable	791	215	1,534	—	2,540
Accounts Receivable From Affiliates	—	779	—	(779)	—
Inventories	978	203	1,312	(50)	2,443
Prepaid Expenses and Other Current Assets	86	7	219	8	320

Total Current Assets	2,657	1,221	4,168	(821)	7,225
Goodwill	—	25	490	191	706
Intangible Assets	110	1	54	(1)	164
Deferred Income Taxes	—	2	42	(1)	43
Other Assets	215	44	170	—	429
Investments in Subsidiaries	4,030	271	4,056	(8,357)	—
Property, Plant and Equipment	2,078	179	3,569	17	5,843

Total Assets	$9,090	$1,743	$12,549	$(8,972)	$14,410

Liabilities
Current Liabilities:
Accounts Payable-Trade	$637	$85	$1,556	$—	$2,278
Accounts Payable to Affiliates	605	—	174	(779)	—
Compensation and Benefits	338	31	266	—	635
Other Current Liabilities	318	26	500	—	844
Notes Payable and Overdrafts	—	—	224	—	224
Long Term Debt and Capital Leases Due Within One Year	1	—	113	—	114

Total Current Liabilities	1,899	142	2,833	(779)	4,095
Long Term Debt and Capital Leases	3,547	—	635	—	4,182
Compensation and Benefits	2,276	241	1,009	—	3,526
Deferred and Other Noncurrent Income Taxes	29	4	198	4	235
Other Long Term Liabilities	604	40	149	—	793

Total Liabilities	8,355	427	4,824	(775)	12,831

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	368	225	593

Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock	—	—	—	—	—
Common Stock	242	333	4,890	(5,223)	242
Capital Surplus	2,783	113	804	(917)	2,783
Retained Earnings	1,082	1,338	2,589	(3,927)	1,082
Accumulated Other Comprehensive Loss	(3,372)	(468)	(1,177)	1,645	(3,372)

Goodyear Shareholders’ Equity	735	1,316	7,106	(8,422)	735
Minority Shareholders’ Equity — Nonredeemable	—	—	251	—	251

Total Shareholders’ Equity	735	1,316	7,357	(8,422)	986

Total Liabilities and Shareholders’ Equity	$9,090	$1,743	$12,549	$(8,972)	$14,410

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended March 31, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,704	$498	$4,644	$(2,576)	$4,270

Cost of Goods Sold	1,539	444	4,062	(2,589)	3,456
Selling, Administrative and General Expense	211	44	352	(2)	605
Rationalizations	2	4	(4)	—	2
Interest Expense	63	4	34	(27)	74
Other (Income) and Expense	(13)	(2)	74	45	104

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(98)	4	126	(3)	29
United States and Foreign Taxes	—	1	52	—	53
Equity in Earnings of Subsidiaries	51	11	—	(62)	—

Net (Loss) Income	(47)	14	74	(65)	(24)
Minority Shareholders Net (Loss) Income	—	—	23	—	23

Goodyear Net (Loss) Income	$(47)	$14	$51	$(65)	$(47)

	Three Months Ended March 31, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,554	$391	$3,437	$(1,846)	$3,536

Cost of Goods Sold	1,515	376	3,161	(1,833)	3,219
Selling, Administrative and General Expense	203	38	293	(1)	533
Rationalizations	28	2	25	—	55
Interest Expense	47	5	46	(34)	64
Other (Income) and Expense	(17)	1	(7)	53	30

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(222)	(31)	(81)	(31)	(365)
United States and Foreign Taxes	(17)	3	(2)	(1)	(17)
Equity in Earnings of Subsidiaries	(128)	(30)	—	158	—

Net (Loss) Income	(333)	(64)	(79)	128	(348)
Minority Shareholders Net (Loss) Income	—	—	(15)	—	(15)

Goodyear Net (Loss) Income	$(333)	$(64)	$(64)	$128	$(333)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2010
			Non-	Consolidating
		Guarantor	Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$28	$14	$85	$(4)	$123

Cash Flows from Investing Activities:
Capital expenditures	(75)	(5)	(58)	(3)	(141)
Asset dispositions	—	—	16	—	16
Capital contributions	—	—	(25)	25	—
(Increase) decrease in restricted cash	—	—	(60)	—	(60)
Return of investment in The Reserve Primary Fund	24	—	—	—	24
Other transactions	—	—	—	—	—

Total Cash Flows from Investing Activities	(51)	(5)	(127)	22	(161)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	20	—	21
Short term debt and overdrafts paid	(14)	—	(42)	—	(56)
Long term debt incurred	—	—	201	—	201
Long term debt paid	—	—	(81)	—	(81)
Common stock issued	1	—	—	—	1
Capital contributions	—	—	25	(25)	—
Intercompany dividends paid	—	—	(7)	7	—

Total Cash Flows from Financing Activities	(13)	1	116	(18)	86
Effect of exchange rate changes on cash and cash Equivalents	—	1	(197)	—	(196)

Net Change in Cash and Cash Equivalents	(36)	11	(123)	—	(148)

Cash and Cash Equivalents at Beginning of the Period	802	17	1,103	—	1,922

Cash and Cash Equivalents at End of the Period	$766	$28	$980	$—	$1,774

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2009
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(327)	$(9)	$33	$(17)	$(320)

Cash Flows from Investing Activities:
Capital expenditures	(102)	(1)	(118)	—	(221)
Asset dispositions	—	—	1	—	1
Capital contributions	—	—	(36)	36	—
(Increase) decrease in restricted cash	1	—	(4)	—	(3)
Return of investment in The Reserve Primary Fund	24	—	—	—	24
Other transactions	—	—	2	—	2

Total Cash Flows from Investing Activities	(77)	(1)	(155)	36	(197)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	79	—	79
Short term debt and overdrafts paid	(26)	(2)	(14)	—	(42)
Long term debt incurred	400	—	569	—	969
Long term debt paid	(301)	—	(153)	—	(454)
Common stock issued	2	—	—	—	2
Capital contributions	—	—	36	(36)	—
Intercompany dividends paid	—	(14)	(3)	17	—

Total Cash Flows from Financing Activities	75	(16)	514	(19)	554
Effect of exchange rate changes on cash and cash Equivalents	—	—	(35)	—	(35)

Net Change in Cash and Cash Equivalents	(329)	(26)	357	—	2

Cash and Cash Equivalents at Beginning of the Period	822	40	1,032	—	1,894

Cash and Cash Equivalents at End of the Period	$493	$14	$1,389	$—	$1,896

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All per share amounts are diluted and refer to Goodyear net income (loss)
OVERVIEW
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
     We continued to experience improving industry conditions in the first quarter of 2010 as economic conditions gradually improved in many parts of the world, resulting in increased motor vehicle sales and production and increased demand for replacement tires compared to the first quarter of 2009. As a result, tire unit shipments in the first quarter of 2010 increased by more than 14% compared to the first quarter of 2009. However, the global economic recovery continues to be uncertain as unemployment rates remain high in the United States and Europe, various indicators of consumer confidence have fluctuated significantly, and raw material costs have risen significantly. Furthermore, global tire industry demand, and particularly commercial truck tire demand, remains well below their historic highs in North America and Europe.
     Net sales were $4,270 million in the first quarter of 2010, compared to $3,536 million in the first quarter of 2009. Net sales increased due to higher tire volume globally, favorable foreign currency translation, primarily in EMEA, and an increase in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products.
     In the first quarter of 2010, Goodyear net loss was $47 million, or $0.19 per share, compared to a Goodyear net loss of $333 million, or $1.38 per share, in the first quarter of 2009. Our total segment operating income for the first quarter of 2010 was $240 million, compared to a segment operating loss of $176 million in the first quarter of 2009. The $416 million increase in segment operating income was due primarily to a significant decrease in raw material costs, higher tire volume and lower conversion costs. We also had aggregate new cost savings of $148 million, including cost savings under our new master labor agreement with the United Steelworkers union. Segment operating income was favorably impacted by net price and product mix and raw material costs of $246 million. See “Results of Operations - Segment Information” for additional information.
     At March 31, 2010, we had $1,774 million in Cash and cash equivalents as well as $2,310 million of unused availability under our various credit agreements, compared to $1,922 million and $2,567 million, respectively, at December 31, 2009. Cash and cash equivalents decreased from December 31, 2009 due primarily to the remeasurement loss of $185 million on our cash in Venezuela.

     We have updated our outlook for the industry for 2010 by increasing expected growth levels, particularly with respect to commercial tires. In North America, we continue to expect consumer replacement will increase 1% to 3% and consumer original equipment (“OE”) will increase 20% to 30%. We now expect commercial replacement to increase 3% to 7%, while commercial OE, which was negatively impacted the most significantly in 2009, is expected to increase 10% to 20%. In Europe, we now expect consumer replacement to increase 1% to 3% and consumer OE to range from flat to a 10% increase. For European commercial tires, we now expect an increase of 8% to 12% in replacement and an increase of 40% to 50% in OE. The net impact of higher volume in 2010 will have a positive impact; however, mix pressures will increase due to the stronger anticipated recovery in OE than in replacement.
     We continue to expect raw material costs for the first half of 2010 to decrease about 5% when compared to the same period of 2009. We now expect raw material cost increases of over 35% in the second half of the year as compared to the second half of 2009.
     See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2010 were $4,270 million, increasing $734 million, or 20.8%, from $3,536 million in the first quarter of 2009. Goodyear net loss was $47 million, or $0.19 per share, in the first quarter of 2010, compared to Goodyear net loss of $333 million, or $1.38 per share, in the first quarter of 2009.
     Net sales in the first quarter of 2010 were favorably impacted by increased tire volume globally of $399 million, foreign currency translation of $224 million and an increase in other tire-related business’ sales of $125 million, primarily in North American Tire. These were partially offset by lower price and product mix of $24 million, mainly in EMEA.
     Worldwide tire unit sales in the first quarter of 2010 were 43.9 million units, increasing 5.5 million units, or 14.2%, from 38.4 million units in the first quarter of 2009. Replacement tire volume increased 1.8 million units, or 5.9%, due to improved economic conditions throughout the world. OE tire volume also increased 3.7 million units, or 44.8%, primarily in the consumer markets of North American Tire and EMEA due to improved economic conditions and increased demand for new vehicles.
     Cost of goods sold (“CGS”) in the first quarter of 2010 was $3,456 million, increasing $237 million, or 7.4%, from $3,219 million in the first quarter of 2009. CGS increased due to higher tire volume of $339 million, foreign currency translation of $185 million, primarily in EMEA, and higher costs in other tire-related businesses of $105 million, primarily in North American Tire. CGS benefited from lower raw material and cost savings of $283 million, decreased conversion costs of $36 million, savings from rationalization plans of approximately $30 million, and product mix-related manufacturing cost decreases of $25 million. The lower conversion costs were caused primarily by lower under-absorbed fixed overhead costs of approximately $67 million due to higher production volume partially offset by increased pension expenses of $44 million in North American Tire. The first quarter of 2010 included gains from supplier settlements of $12 million ($8 million after-tax or $0.03 per share). The first quarter of 2010 also included asset write-offs and accelerated depreciation of $3 million ($2 million after-tax or $0.01 per share), compared to $10 million ($10 million after-tax or $0.04 per share) in the 2009 period. CGS was 80.9% of sales in the first quarter of 2010, compared to 91.0% in the first quarter of 2009.
     Selling, administrative and general expense (“SAG”) in the first quarter of 2010 was $605 million, increasing $72 million, or 13.5%, from $533 million in the first quarter of 2009. The increase in SAG was primarily driven by unfavorable foreign currency translation of $33 million, increased incentive compensation of $21 million, and higher advertising expenses of $15 million, which were partially offset by savings from rationalization plans of $3 million. SAG was 14.2% of sales in the first quarter of 2010, compared to 15.1% in the first quarter of 2009.

     We recorded net rationalization charges of $2 million in the first quarter of 2010 ($3 million after-tax or $0.01 per share). Rationalization actions in 2010 primarily consisted of warehouse consolidations.
     We recorded net rationalization charges of $55 million in the first quarter of 2009 ($47 million after-tax or $0.19 per share). Rationalization actions in 2009 consisted of manufacturing headcount reductions throughout the Company.
     Upon completion of the 2010 plans, we estimate that annual operating costs will be reduced by approximately $7 million in CGS. The savings realized in 2010 for the 2009 plans totaled $33 million of which $30 million is in CGS and $3 million is in SAG. For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
     Interest expense in the first quarter of 2010 was $74 million, increasing $10 million, or 15.6%, from $64 million in the first quarter of 2009. The increase related primarily to the issuance in May 2009 of our $1.0 billion principal amount of 10.5% senior notes due 2016 partially offset by the repayment of our $500 million senior floating rate notes in December 2009, our European revolving credit facility in the second quarter of 2009 and our U.S. first lien revolving credit facility in the fourth quarter of 2009.
     Other Expense in the first quarter of 2010 was $104 million, increasing $74 million from $30 million in the first quarter of 2009. The 2010 period included a loss of $110 million ($99 million after-tax or $0.41 per share) resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
     Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates. The $110 million loss primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities including deferred taxes at the time of the devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate applicable to non-essential goods, and was partially offset by $47 million related to U.S. dollar-denominated payables that will be settled at the official exchange rate applicable to essential goods. Nonmonetary assets and liabilities, which consisted primarily of inventory and property, plant and equipment, were translated at historical rates.
     Net gains on asset sales were $16 million ($8 million after-tax or $0.03 per share) in the first quarter of 2010 compared to $1 million ($1 million after-tax or $0.01 per share) in the 2009 period. Net gains in 2010 related primarily to the sale of land in Thailand. Also included in Other Expense in the first quarter of 2010 were costs related to our debt exchange offer of $5 million ($5 million after-tax or $0.02 per share).
     Tax expense in the first quarter of 2010 was $53 million on income before income taxes of $29 million. Income tax expense was favorably impacted by $5 million ($5 million after minority interest or $0.02 per share) due to various discrete items. In the first quarter of 2009, we recorded a tax benefit of $17 million on a loss before income taxes of $365 million. Income tax for the first quarter of 2009 was favorably impacted by $10 million ($9 million after minority interest or $0.04 per share) due primarily to an enacted tax law change.
     The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
     Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, in certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in possible one-time tax benefits of up to $20 million ($20 million net of minority interest). For further information, refer to the Note to the Consolidated Financial Statements No. 11, Income Taxes.
     Minority shareholders’ net income in the first quarter of 2010 was $23 million, compared to a net loss of $15 million in 2009. The increase was due primarily to increased earnings in our joint venture in Europe.

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
     Total segment operating income in the first quarter of 2010 was $240 million, increasing $416 million from a segment operating loss of $176 million in the first quarter of 2009. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2010 was 5.6%, compared to (5.0)% in the first quarter of 2009.
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
North American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2010	2009	Change	Change
Tire Units	15.2	13.9	1.3	9.2%
Net Sales	$1,779	$1,544	$235	15.2%
Operating Loss	(14)	(189)	175	92.6%
Operating Margin	(0.8)%	(12.2)%
North American Tire unit sales in the first quarter of 2010 increased 1.3 million units or 9.2% to 15.2 million units. The increase was due primarily to an increase in OE tire volume of 1.2 million units or 45.4%, primarily in our consumer business driven by increased vehicle production.
     Net sales in the first quarter of 2010 were $1,779 million, increasing $235 million, or 15.2%, from $1,544 million in the first quarter of 2009. The increase was due primarily to higher sales in other tire-related businesses of $121 million, driven by an increase in the volume and price of third party sales of chemical products, increased tire volume of $98 million, and favorable foreign currency translation of $11 million.
     Operating loss in the first quarter of 2010 was $14 million, improving $175 million, or 92.6%, from a loss of $189 million in the first quarter of 2009. The operating loss improved due primarily to decreased raw material costs of $132 million, which was combined with favorable price and product mix improvements of $14 million, higher operating income from third party sales of chemical products and other tire-related businesses of $16 million, higher tire volume of $6 million, and lower conversion costs of $7 million. The lower conversion costs were driven by lower under-absorbed fixed overhead costs of approximately $33 million due to higher production volume and savings from rationalization plans of $19 million, which were partially offset by increased pension expense of $44 million.
     Operating loss in the first quarter of 2010 excluded net rationalization charges of $6 million and $1 million of charges for accelerated depreciation and asset write-offs. Operating loss in the first quarter of 2009 excluded net rationalization charges of $28 million and $2 million of charges for accelerated depreciation.

Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2010	2009	Change	Change
Tire Units	18.4	16.2	2.2	13.6%
Net Sales	$1,529	$1,268	$261	20.6%
Operating Income (Loss)	109	(50)	159
Operating Margin	7.1%	(3.9)%
Europe, Middle East and Africa Tire unit sales in the first quarter of 2010 increased 2.2 million units or 13.6% to 18.4 million units. Replacement tire volume increased 0.7 million units or 5.2%, mainly in consumer replacement as a result of improved economic conditions, while OE tire volume increased 1.5 million units or 53.4%, mainly in our consumer business driven by increased vehicle production due primarily to temporary government incentive programs that ended in the quarter.
     Net sales in the first quarter of 2010 were $1,529 million, increasing $261 million, or 20.6%, from $1,268 million in the first quarter of 2009. Net sales increased due primarily to higher tire volume of $158 million and favorable foreign currency translation of $112 million. These increases were partially offset by unfavorable price and product mix of $17 million.
     Operating income in the first quarter of 2010 was $109 million, increasing $159 million from a loss of $50 million in the first quarter of 2009. Operating income increased due primarily to lower raw material costs of $133 million which more than offset unfavorable price and product mix of $37 million, higher tire volume of $33 million, lower conversion costs of $24 million, and decreased other costs of $10 million due primarily to transportation costs. Conversion costs included lower under-absorbed fixed overhead costs of approximately $16 million due to higher production volume and savings from rationalization plans of $3 million.
     Operating income in the first quarter of 2010 excluded the reversal of net rationalization charges of $6 million and net gains on asset sales of $1 million. Operating loss in the first quarter of 2009 excluded net rationalization charges of $14 million and net gains on asset sales of $1 million.
Latin American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2010	2009	Change	Change
Tire Units	5.1	4.2	0.9	20.7%
Net Sales	$478	$383	$95	24.8%
Operating Income	76	48	28	58.3%
Operating Margin	15.9%	12.5%
Latin American Tire unit sales in the first quarter of 2010 increased 0.9 million units or 20.7% to 5.1 million units. Replacement tire volume increased 0.6 million units or 20.4%, mainly in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.3 million units or 21.4%, primarily in our consumer business due to increased vehicle production.
     Net sales in the first quarter of 2010 were $478 million, increasing $95 million, or 24.8%, from $383 million in the first quarter of 2009. Net sales increased due primarily to higher tire volume of $68 million and favorable foreign currency translation, primarily in Brazil, of $27 million. These increases were partially offset by unfavorable price and product mix of $5 million. The devaluation of the Venezuelan bolivar fuerte reduced net sales by $50 million compared to the first quarter of 2009.
     Operating income in the first quarter of 2010 was $76 million, increasing $28 million, or 58.3%, from $48 million in the first quarter of 2009. Operating income increased due primarily to higher tire volume of $10 million, lower conversion costs of $7 million, and decreased raw material costs of $16 million combined with favorable price and product mix of $4 million. These increases were partially offset by higher SAG expenses of $5 million, and $3 million of additional warehouse expenses. The lower conversion costs related primarily to lower under-absorbed fixed overhead costs due to increased production volume of $11 million and savings from rationalization plans of $2 million.

     Operating income in the first quarter of 2010 excluded net rationalization charges of $2 million. Operating income in the first quarter of 2009 excluded net rationalization charges of $7 million.
     Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2009. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions are expected to adversely impact Latin American Tire’s current year segment operating income by $50 million to $75 million as compared to 2009. In the first quarter, the impact was a reduction in operating income of $28 million. For further information see “Item 1. Business – Recent Developments – Venezuelan Currency Devaluation,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview” in our 2009 Form 10-K.
Asia Pacific Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2010	2009	Change	Change
Tire Units	5.2	4.1	1.1	26.8%
Net Sales	$484	$341	$143	41.9%
Operating Income	69	15	54
Operating Margin	14.3%	4.4%
Asia Pacific Tire unit sales in the first quarter of 2010 increased 1.1 million units or 26.8% to 5.2 million units. Replacement tire volume increased 0.4 million units or 16.1%, mainly in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.7 million units or 48.0%, primarily in our consumer business due to increased vehicle production.
     Net sales in the first quarter of 2010 were $484 million, increasing $143 million, or 41.9%, from $341 million in the first quarter of 2009. Net sales increased due primarily to increased tire volume of $75 million and favorable foreign currency translation of $74 million. These increases were partially offset by unfavorable price and product mix of $6 million.
     Operating income in the first quarter of 2010 was $69 million, increasing $54 million from $15 million in the first quarter of 2009. Operating income increased due primarily to favorable price and product mix of $20 million, higher tire volume of $11 million, favorable foreign currency translation of $10 million and decreased conversion costs of $11 million. The lower conversion costs related primarily to savings of $6 million from rationalization plans and lower under-absorbed fixed overhead costs due to increased production volume.
     Operating income in the first quarter of 2010 excluded net rationalization charges of $1 million, net gains on asset sales of $15 million, and $2 million of charges for accelerated depreciation and asset write-offs. Operating income in the first quarter of 2009 excluded net rationalization charges of $4 million and asset writeoffs of $8 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
     We continued to experience improving industry conditions in the first quarter of 2010 as economic conditions gradually improved in many parts of the world, resulting in increased motor vehicle sales and production and increased demand for replacement tires compared to the first quarter of 2009. However, the global economic recovery continues to be uncertain as unemployment rates remain high in the United States and Europe, various indicators of consumer confidence have fluctuated significantly, and raw material costs have risen significantly. Furthermore, global tire industry demand remains well below its historic highs in North America and Europe.
     In the first quarter of 2010, our operating cash flow remained strong relative to our historical use of cash in the first fiscal quarter, with net cash provided by operating activities of $123 million in the first quarter of 2010 compared to net cash used of $320 million in the first quarter of 2009. We also completed a debt exchange offer in the first quarter of 2010 that effectively extended the maturity of $262 million of notes due in 2011 until 2020.
     At March 31, 2010, we had $1,774 million in Cash and cash equivalents, compared to $1,922 million at December 31, 2009. Cash and cash equivalents decreased from December 31, 2009 due primarily to the remeasurement loss of $185 million on our cash in Venezuela.
     At March 31, 2010, we had $2,310 million of unused availability under our various credit agreements, compared to $2,567 million at December 31, 2009. The table below provides unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2010	2009
$1.5 billion first lien revolving credit facility due 2013	$784	$892
€505 million revolving credit facility due 2012	669	712
Chinese credit facilities	450	530
Other domestic and international debt	122	124
Notes payable and overdrafts	285	309

	$2,310	$2,567

At March 31, 2010, our unused availability included approximately $450 million which can only be used to finance the relocation and expansion of our manufacturing facilities in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were $80 million of borrowings outstanding under these credit facilities at March 31, 2010.
     In 2010, we expect our operating needs to include working capital increases of approximately $200 million, global contributions to our funded pension plans of approximately $275 million to $325 million, and our investing needs to include capital expenditures of approximately $1.0 billion to $1.1 billion. We also expect interest expense to range between $350 million and $375 million.
     In addition, Sumitomo Rubber Industries, Ltd. (“SRI”) has certain minority exit rights that, if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in GDTE and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”) following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business – Global Alliance” in our 2009 Form 10-K. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.
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

     Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates. On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. As a result, we recorded a loss of $110 million in the first quarter of 2010 in connection with the remeasurement of our balance sheet to reflect the devaluation. If in the future we convert bolivares fuertes at a rate other than the official exchange rates, we may realize additional gains or losses that would be recorded in the statement of operations. Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2009. The devaluation of the bolivar fuerte and weak economic conditions are expected to adversely impact Latin American Tire’s current year segment operating income by $50 million to $75 million as compared to 2009. For a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors” in our 2009 Form 10-K.
     We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2010 and to provide us with flexibility to respond to further changes in the business environment. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions. However, the challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See “Item 1A. Risk Factors” in our 2009 Form 10-K for a more detailed discussion of these challenges.
Operating Activities
Net cash provided by operating activities was $123 million in the first quarter of 2010, compared to net cash used of $320 million in the first quarter of 2009. The increase was due primarily to improved operating results. The first three months of 2010 included a net cash outflow of $291 million for trade working capital, compared with net cash outflows of $99 million in 2009.
Investing Activities
Net cash used in investing activities was $161 million in the first quarter of 2010, compared to $197 million in the first quarter of 2009. Capital expenditures were $141 million in the first quarter of 2010, compared to $221 million in the first quarter of 2009. Investing activities includes a net cash outflow of $60 million, reflecting funds which are restricted to use for the relocation and expansion of our manufacturing facilities in China.
Financing Activities
Net cash provided by financing activities was $86 million in the first quarter of 2010, compared to cash provided of $554 million in the first quarter of 2009. Financing activities in 2009 included increased net borrowings of $561 million under our U.S. and European revolving credit facilities.
Credit Sources
In aggregate, we had total credit arrangements of $7,390 million available at March 31, 2010, of which $2,310 million were unused, compared to $7,579 million available at December 31, 2009, of which $2,567 million were unused. At March 31, 2010, we had long term credit arrangements totaling $6,906 million, of which $2,025 million were unused, compared to $7,046 million and $2,258 million, respectively, at December 31, 2009. At March 31, 2010, we had short term committed and uncommitted credit arrangements totaling $484 million, of which $285 million were unused, compared to $533 million and $309 million, respectively, at December 31, 2009. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes
At March 31, 2010, we had $2,346 million of outstanding notes, compared to $2,345 million at December 31, 2009.
     On March 5, 2010, we completed an offer to exchange our outstanding 7.857% Notes due 2011 (“2011 Notes”) for a new series of 8.75% Notes due 2020 (“2020 Notes”). A total of $262 million in principal amount of the 2011 Notes were validly tendered, and $282 million in aggregate principal amount of the 2020 Notes were issued in the exchange.
     For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2009 Form 10-K.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2010, our borrowing base, and therefore our availability, under this facility was $227 million below the stated amount of $1.5 billion.
     At March 31, 2010, we had no borrowings outstanding and $489 million of letters of credit issued under the revolving credit facility. At December 31, 2009, we had no borrowings outstanding and $494 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2010 and December 31, 2009, this facility was fully drawn.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to one of the German subsidiaries (the “German borrower”) of GDTE, and a €350 million European revolving credit facility, which is available to the same German borrower and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of March 31, 2010 and December 31, 2009, there were no borrowings under the German revolving credit facility or the European revolving credit facility. Letters of credit issued under the European revolving credit facility totaled $13 million (€10 million) at March 31, 2010 and $14 million (€10 million) at December 31, 2009.
     Each of our first lien revolving credit facility and our European and German revolving credit facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below and the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2009 Form 10-K.

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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2010, the amount available and fully utilized under this program totaled $357 million (€264 million), compared to $437 million (€304 million) at December 31, 2009. The program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $64 million and $68 million at March 31, 2010 and December 31, 2009, respectively. The receivables sold under this program also serve as collateral for the facility. We have concluded that we retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At March 31, 2010, the gross amount of receivables sold was $106 million, compared to $113 million at December 31, 2009.
Other Foreign Credit Facilities
Our Chinese subsidiary has entered into two financing agreements in China. At March 31, 2010, these non-revolving credit facilities had total unused availability of 3.1 billion renminbi (approximately $450 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.8 billion renminbi of unused availability at March 31, 2010) matures in 2016 and principal amortization begins in 2013. At March 31, 2010, there were $80 million of borrowings outstanding under this facility. The other facility (with 1.3 billion renminbi of unused availability at March 31, 2010) will mature eight years after the first borrowing and will begin principal amortization five years after the first borrowing. At March 31, 2010, there were no borrowings outstanding under this facility. There were no amounts outstanding under either of the facilities at December 31, 2009. At March 31, 2010, restricted cash of $60 million was related to funds obtained under these credit facilities.
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
     We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:
•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of March 31, 2010, our availability under this facility of $784 million, plus our Available Cash of $794 million, totaled $1.6 billion, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.
In addition, our €505 million senior secured European and German revolving credit facilities contain non-financial covenants similar to the non-financial covenants in our first lien revolving and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined, through March 31, 2011, net of the sum of (1) cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, (2) cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and (3) availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2010, we were in compliance with this financial covenant.
     There are no known future changes to, or new covenants in, any of our existing debt obligations. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
     At March 31, 2010, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities.
     The terms “Available Cash,” “EBITDA,” “Consolidated Interest Expense,” “Consolidated Net Secured Indebtedness,” “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the respective credit facilities.
EBITDA (per our Amended and Restated Credit Facilities)
If the amount of availability under our first lien revolving credit facility plus our Available Cash (as defined in that facility) is less than $150 million, we may not permit our ratio of EBITDA (as defined in that facility) (“Covenant EBITDA”) to Consolidated Interest Expense (as defined in that facility) to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. Since our availability under our first lien revolving credit facility plus our Available Cash is in excess of $150 million, this financial covenant is not currently applicable. Our amended and restated credit facilities also state that we may only incur additional debt or make restricted payments that are not otherwise expressly permitted if, after giving effect to the debt incurrence or the restricted payment, our ratio of Covenant EBITDA to Consolidated Interest Expense for the prior four fiscal quarters would exceed 2.0 to 1.0. Certain of our senior note indentures have substantially similar limitations on incurring debt and making restricted payments. Our credit facilities and indentures also permit the incurrence of additional debt through other provisions in those agreements without regard to our ability to satisfy the ratio-based incurrence test described above. We believe that these other provisions provide us with sufficient flexibility to incur additional debt necessary to meet our operating, investing and financing needs without regard to our ability to satisfy the ratio-based incurrence test.
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

	Three Months Ended
	March 31,
(In millions)	2010	2009
Goodyear Net Loss	$(47)	$(333)
Interest Expense	74	64
United States and Foreign Taxes	53	(17)
Depreciation and Amortization Expense	159	152

EBITDA	239	(134)

Credit Facilities Adjustments:
Minority Interest in Net Income (Loss) of Subsidiaries	23	(15)
Other Non-Cash Items	2	8
Capitalized Interest and Other Interest Related Expense	11	13
Rationalization Charges	(2)	4

Covenant EBITDA	$273	$(124)

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
COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
Significant updates to our contractual obligations and commitments to make future payments are provided below. Additional information regarding our contractual obligations and commitments can be found under the heading “Commitments and Contingent Liabilities” in our 2009 Form 10-K. Items not included below can be found in the Contractual Obligations Table in our 2009 Form 10-K.

	Payment Due by Period as of December 31, 2009
(In millions)	Total	2010	2011	2012	2013	2014	Beyond 2014
Debt Obligations (1)	$4,502	$335	$724	$93	$23	$1,207	$2,120
Interest Payments (2)	1,624	280	262	213	209	191	469

(1)	Debt obligations include Notes payable and overdrafts and reflect the maturities as of December 31, 2009 updated to include the exchange of $262 million of our 7.857% Notes due 2011 for our 8.75% Notes due 2020.

(2)	These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2009 plus the specified margin in the associated debt agreements for each period presented. These amounts were updated to include the interest payments related to the exchange of $262 million of our 7.857% Notes due 2011 for our 8.75% Notes due 2020.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	deteriorating economic conditions in any of our major markets, or an inability to access capital markets when necessary, may materially adversely affect our operating results, financial condition and liquidity;

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives, including the implementation of new information technology systems, our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	work stoppages, financial difficulties or supply disruptions at our major OE customers, dealers or suppliers could harm our business;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	if we experience a labor strike, work stoppage or other similar event our financial position, results of operations and liquidity could be materially adversely affected;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	the challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s minority interests in GDTE and GDTNA following the determination of the fair value of those interests;

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
It is not possible to foresee or identify all such factors. We will not revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We utilize derivative financial instrument contracts and nonderivative instruments to manage interest rate, foreign exchange and commodity price risks. We have established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We do not hold or issue derivative financial instruments for trading purposes.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2010, 43% of our debt was at variable interest rates averaging 3.37% compared to 44% at an average rate of 3.13% at December 31, 2009.
     The following table presents information about long term fixed rate debt, excluding capital leases, at March 31:

(In millions)	2010	2009
Fixed Rate Debt
Carrying amount — liability	$2,569	$1,457
Fair value — liability	2,677	1,169
Pro forma fair value — liability	2,759	1,202
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2010 and 2009, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
     The following table presents foreign currency forward contract information at March 31:

(In millions)	2010	2009
Fair value — asset (liability)	$37	$(22)
Pro forma decrease in fair value	(102)	(64)
Contract maturities	4/10-10/19	4/09-10/19
     The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

     Fair values are recognized on the Consolidated Balance Sheet at March 31 as follows:

(In millions)	2010	2009
Accounts receivable	$49	$2
Other Assets	1	—
Other Current Liabilities	(13)	(22)
Other Long Term Liabilities	—	(2)
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We are undertaking a phased implementation of enterprise resource planning systems in our EMEA, Latin American Tire and Asia Pacific Tire SBUs, a significant portion of which will be completed in 2010 and 2011. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our 2009 Form 10-K, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 90,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2010, approximately 400 new claims were filed against us and approximately 100 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2010 was $12 million. At March 31, 2010, there were approximately 90,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 9, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
     Reference is made to Item 3 of Part I of our 2009 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2009 Form 10-K includes a detailed discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2010. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
1/1/10-1/31/10	726	$14.68	—	—
2/1/10-2/28/10	—	—	—	—
3/1/10-3/31/10	37	$13.66	—	—
Total	763	$14.63	—	—

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
S I G N A T U R E S
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: April 28, 2010	By	/s/ Thomas A. Connell
Thomas A. Connell, Vice President and Controller
(Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010
INDEX OF EXHIBITS

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