Form 10-Q
period 2010-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2010-07-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2010:	242,931,672

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
INDEX OF EXHIBITS
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2010	2009	2010	2009

NET SALES	$4,528	$3,943	$8,798	$7,479

Cost of Goods Sold	3,686	3,353	7,142	6,572
Selling, Administrative and General Expense	670	614	1,275	1,147
Rationalizations (Note 2)	6	136	8	191
Interest Expense	77	79	151	143
Other Expense (Note 3)	7	32	111	62

Income (Loss) before Income Taxes	82	(271)	111	(636)
United States and Foreign Taxes	43	(18)	96	(35)

Net Income (Loss)	39	(253)	15	(601)
Less: Minority Shareholders Net Income (Loss)	11	(32)	34	(47)

Goodyear Net Income (Loss)	$28	$(221)	$(19)	$(554)

Goodyear Net Income (Loss) — Per Share

Basic	$0.11	$(0.92)	$(0.08)	$(2.30)

Weighted Average Shares Outstanding (Note 4)	242	241	242	241

Diluted	$0.11	$(0.92)	$(0.08)	$(2.30)

Weighted Average Shares Outstanding (Note 4)	244	241	242	241
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2010	2009

Assets:
Current Assets:
Cash and Cash Equivalents	$1,683	$1,922
Accounts Receivable, less Allowance — $104 ($110 in 2009)	2,840	2,540
Inventories:
Raw Materials	665	483
Work in Process	146	138
Finished Products	2,090	1,822

	2,901	2,443

Prepaid Expenses and Other Current Assets	299	320

Total Current Assets	7,723	7,225
Goodwill	632	706
Intangible Assets	160	164
Deferred Income Taxes	50	43
Other Assets	407	429
Property, Plant and Equipment less Accumulated Depreciation — $8,392 ($8,626 in 2009)	5,541	5,843

Total Assets	$14,513	$14,410

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,613	$2,278
Compensation and Benefits (Note 8)	659	635
Other Current Liabilities	838	844
Notes Payable and Overdrafts (Note 6)	184	224
Long Term Debt and Capital Leases due Within One Year (Note 6)	132	114

Total Current Liabilities	4,426	4,095
Long Term Debt and Capital Leases (Note 6)	4,288	4,182
Compensation and Benefits (Note 8)	3,405	3,526
Deferred and Other Noncurrent Income Taxes	210	235
Other Long Term Liabilities	761	793

Total Liabilities	13,090	12,831

Commitments and Contingent Liabilities (Note 9)

Minority Shareholders’ Equity (Note 1)	527	593

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares – 243 (242 in 2009) after deducting 8 treasury shares (9 in 2009)	243	242
Capital Surplus	2,793	2,783
Retained Earnings	1,063	1,082
Accumulated Other Comprehensive Loss	(3,452)	(3,372)

Goodyear Shareholders’ Equity	647	735
Minority Shareholders’ Equity — Nonredeemable	249	251

Total Shareholders’ Equity	896	986

Total Liabilities and Shareholders’ Equity	$14,513	$14,410

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Net Income (Loss)	$39	$(253)	$15	$(601)

Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $1 and $1 in 2010 ($0 and $0 in 2009)	(197)	220	(251)	48

Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $2 and $5 in 2010 ($12 and $18 in 2009)	41	33	83	79

Increase in net actuarial losses	(12)	(36)	(13)	(39)

Unrealized investment gains (losses), net of tax of $0 in all periods	1	5	1	(2)

Comprehensive Income (Loss)	(128)	(31)	(165)	(515)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(55)	5	(66)	(54)

Comprehensive Income (Loss) Attributable to Goodyear Shareholders	$(73)	$(36)	$(99)	$(461)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$15	$(601)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	321	312
Amortization and write-off of debt issuance costs	10	7
Net rationalization charges (Note 2)	8	191
Net (gains) losses on asset sales (Note 3)	(24)	40
Pension contributions and direct payments	(127)	(201)
Rationalization payments	(31)	(153)
Venezuela currency devaluation (Note 3)	110	–
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(428)	29
Inventories	(592)	739
Accounts payable – trade	502	(522)
Compensation and benefits	213	196
Other current liabilities	67	(20)
Other assets and liabilities	139	(4)

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	183	13

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(358)	(372)
Asset dispositions (Note 3)	18	21
Increase in restricted cash (Note 6)	(37)	(1)
Return of investment in The Reserve Primary Fund	24	40
Other transactions	–	3

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(353)	(309)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	28	85
Short term debt and overdrafts paid	(49)	(101)
Long term debt incurred	251	1,937
Long term debt paid	(64)	(1,143)
Common stock issued	1	–
Debt related costs and other transactions	(2)	(23)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	165	755

Effect of exchange rate changes on cash and cash equivalents (Note 3)	(234)	13

Net Change in Cash and Cash Equivalents	(239)	472

Cash and Cash Equivalents at Beginning of the Period	1,922	1,894

Cash and Cash Equivalents at End of the Period	$1,683	$2,366

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
     Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2010.
Recently Adopted Accounting Standards
Effective January 1, 2010, we adopted a new standard pertaining to the consolidation of variable interest entities that required us to determine whether a variable interest gives the Company a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The adoption of this standard did not have a material impact on our consolidated financial statements.
     Effective January 1, 2010 we also adopted a new standard pertaining to accounting for transfers of financial assets that removed the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarified the requirements for transfers of financial assets that are eligible for sale accounting. The adoption of this standard did not have a material impact on our consolidated financial statements.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
     In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income (Loss) before Income Taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

New charges	$17	$141	$27	$198
Reversals	(11)	(5)	(19)	(7)

	$6	$136	$8	$191

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table shows the roll-forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2009	$120	$25	$145
Charges	11	16	27
Incurred	(30)	(13)	(43)
Reversed to the statement of operations	(12)	(7)	(19)

Balance at June 30, 2010	$89	$21	$110

The rationalization actions taken in 2010 were initiated to reduce our cost structure as a result of lower sales demand due to the global economic slowdown. North American Tire initiated actions related to the consolidation of multiple warehouses to further improve our supply chain and Asia Pacific Tire initiated the closure of a high-cost tire manufacturing facility in Taipei, Taiwan.
     During the second quarter of 2010, net rationalization charges of $6 million were recorded. New charges of $17 million were comprised of $6 million for plans initiated in 2010 for associate severance costs and $11 million for plans initiated primarily in 2009, consisting of $2 million for associate severance costs and $9 million for other exit and non-cancelable lease costs. Substantially all of the new charges relate to future cash outflows. The net charges in 2010 also included the reversal of $11 million of charges for actions no longer needed for their originally intended purposes.
     During the first six months of 2010, net rationalization charges of $8 million were recorded. New charges of $27 million were comprised of $10 million for plans initiated in 2010, consisting of $8 million for associate severance and pension costs and $2 million for other exit and non-cancelable lease costs, and $17 million for plans initiated primarily in 2009, consisting of $3 million for associate severance costs and $14 million for other exit and non-cancelable lease costs. Substantially all of the new charges relate to future cash outflows. The net charges in 2010 also included the reversal of $19 million of charges for actions no longer needed for their originally intended purposes. Approximately 400 associates will be released under 2010 plans.
     In the first six months of 2010, $30 million was incurred for associate severance payments and pension costs, and $13 million was incurred for non-cancelable lease and other exit costs.
     The accrual balance of $110 million at June 30, 2010 consists of $89 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $21 million primarily for long term non-cancelable lease costs.
     Asset write-offs and accelerated depreciation charges of $6 million and $9 million were recorded in cost of goods sold (“CGS”) in the three and six months ended June 30, 2010, respectively, and were related primarily to the closure of our Taiwan facility.
     In the second quarter of 2009, net rationalization charges of $136 million were recorded. New charges of $141 million were comprised of $132 million for plans initiated in 2009 and $9 million for plans initiated in 2008 and prior years. New charges for the 2009 plans were primarily for associate severance costs. These amounts include $129 million related to future cash outflows and $3 million for non-cash pension settlements and curtailments. New charges for the 2008 and prior year plans include $5 million related to associate severance costs and $4 million primarily for other exit and non-cancelable lease costs, substantially all of which will result in future cash outflows. The second quarter of 2009 includes the reversal of $5 million of reserves for actions no longer needed for their originally-intended purposes.
     For the first six months of 2009, $191 million of net charges were recorded. New charges of $198 million were comprised of $176 million for plans initiated in 2009 and $22 million for plans initiated in 2008 and prior years. New charges for the 2009 plans were primarily for associate severance costs. These amounts include $170 million related to future cash outflows and $6 million for non-cash pension settlements and curtailments. The first six months of 2009 includes the reversal of $7 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 3,900 associates will be released under 2009 plans. The $22 million of new charges for 2008 and prior year plans consist of $13 million of associate-related costs and $9 million primarily for other exit and non-cancelable lease costs. These amounts include $19 million related to future cash outflows and $3 million for other non-cash exit costs, including $2 million for pension settlements and curtailments.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Asset write-offs and accelerated depreciation charges of $12 million and $22 million were recorded in CGS in the three and six months ended June 30, 2009, respectively, and primarily related to the closure of our Somerton, Australia tire manufacturing facility and the discontinuation of a line of tires at one of our plants in North America.
     Approximately 100 associates were released under programs initiated in 2010 and 3,400 associates were released under programs initiated in 2009 as of June 30, 2010.
NOTE 3. OTHER EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2010	2009	2010	2009

Net foreign currency exchange (gains) losses	$12	$(17)	$121	$7
Net (gains) losses on asset sales	(8)	41	(24)	40
Royalty income	(9)	(8)	(15)	(15)
Interest income	(2)	(3)	(5)	(7)
Financing fees and financial instruments	7	10	20	21
General and product liability – discontinued products (Note 9)	7	3	11	8
Miscellaneous	—	6	3	8

	$7	$32	$111	$62

Net foreign currency exchange losses in the second quarter of 2010 were $12 million, compared to $17 million of gains in the second quarter of 2009. Foreign currency exchange reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. Foreign currency exchange losses in the first six months of 2010 were $121 million, compared to $7 million in the first six months of 2009. Losses in 2010 included a first quarter loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. For essential goods the official exchange rate is 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate is 4.3 bolivares fuertes to the U.S. dollar.
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
     The $110 million foreign currency exchange loss primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities including deferred taxes at the time of the devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate applicable to non-essential goods, and was partially offset by $47 million related to U.S. dollar-denominated payables that will be settled at the official exchange rate applicable to essential goods. Nonmonetary assets and liabilities, which consisted primarily of inventory and property, plant and equipment, were translated at historical rates.
Net gains on asset sales were $8 million in the second quarter of 2010, compared to net losses on asset sales of $41 million in the second quarter of 2009. Net gains on asset sales were $24 million in the first six months of 2010, compared to net losses on asset sales of $40 million in the first six months of 2009. Net gains on asset sales in 2010 included a first quarter gain on the sale of land in Thailand and a second quarter gain on the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008. The net losses in the second quarter and first six months of 2009 were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters to Industrial Realty Group (“IRG”) in connection with the development of a proposed new headquarters in Akron, Ohio. Prior to the sale, the facilities remained classified as held and used. Due to significant uncertainties related to the completion of the transaction resulting from prevailing conditions in the credit markets and the ability of IRG to obtain financing, we concluded the sale was not probable and, accordingly, did not write down the facilities to their net realizable value. The headquarters properties were corporate facilities that did not have identifiable cash flows that were largely independent of other assets and liabilities and, accordingly, were tested for impairment at the total company level. No impairment was indicated as a result of that testing.

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
     General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $5 million of expense related to asbestos claims in the second quarter of 2010 and 2009. In addition, we recorded a $2 million reduction of probable insurance recoveries and $2 million of income related to probable insurance recoveries in the second quarter of 2010 and 2009, respectively. We recorded $12 million and $13 million of expense related to asbestos claims in the first six months of 2010 and 2009, respectively. In addition, we recorded $1 million and $5 million of income related to probable insurance recoveries in the first six months of 2010 and 2009, respectively.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities were exercised or converted into common stock.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Average shares outstanding – basic	242	241	242	241
Stock options and other dilutive securities	2	—	—	—

Average shares outstanding – diluted	244	241	242	241

Weighted average shares outstanding – diluted exclude the effects of approximately 5 million equivalent shares for the six months ended June 30, 2010 and 4 million equivalent shares for both the three and six months ended June 30, 2009 related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.
     Additionally, weighted average shares outstanding – diluted excluded approximately 12 million and 11 million equivalent shares for the three and six months ended June 30, 2010, respectively, and excluded approximately 13 million equivalent shares for the three and six months ended June 30, 2009, related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at June 30, 2010 and December 31, 2009:

			Quoted Prices in
	Total Carrying		Active Markets for				Significant
	Value in the		Identical		Significant Other		Unobservable
	Consolidated		Assets/Liabilities		Observable Inputs		Inputs
	Balance Sheet		(Level 1)		(Level 2)		(Level 3)
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009

Assets:
Investments	$33	$32	$33	$32	$—	$—	$—	$—
Foreign Exchange Contracts	8	28	—	—	8	27	—	1

Total Assets at Fair Value	$41	$60	$33	$32	$8	$27	$—	$1

Liabilities:
Foreign Exchange Contracts	$3	$6	$—	$—	$2	$6	$1	$—

Total Liabilities at Fair Value	$3	$6	$—	$—	$2	$6	$1	$—

Derivative financial instrument valuations classified as Level 3 included embedded currency derivatives in long-dated operating leases. The valuation of the embedded currency derivatives is based on an extrapolation of forward rates to the assumed expiration of the leases. Other Expense in the three and six months ended June 30, 2010 included a loss of $3 million and $2 million, respectively, resulting primarily from the change in the fair value of the embedded derivatives. Other Expense in the three and six months ended June 30, 2009 included a gain of $1 million and a loss of $2 million, respectively, resulting primarily from the change in the fair value of the embedded derivatives, and a gain of $2 million and $7 million, respectively, related to an interest rate basis swap.
     The following table presents changes in fair value for instruments classified as Level 3:

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
(In millions)	2010	2009

Asset (liability)
Balance at beginning of period	$1	$(9)
Net realized gains	—	10
Net unrealized losses	(2)	—

Balance at end of period	$(1)	$1

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2010 and December 31, 2009. The fair value was estimated using quoted market prices or discounted future cash flows.

	June 30,	December 31,
(In millions)	2010	2009
Fixed Rate Debt:
Carrying amount – liability	$2,516	$2,442
Fair value – liability	2,636	2,532

Variable Rate Debt:
Carrying amount – liability	$1,889	$1,836
Fair value – liability	1,793	1,752

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. FINANCING ARRANGEMENTS
At June 30, 2010, we had total credit arrangements of $7,495 million, of which $2,409 million were unused. At that date, 44% of our debt was at variable interest rates averaging 3.72%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2010, we had short term committed and uncommitted credit arrangements totaling $489 million, of which $305 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2010	2009

Notes payable and overdrafts	$184	$224

Weighted average interest rate	4.21%	4.84%

Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$132	$114

Weighted average interest rate	8.50%	4.78%

Total obligations due within one year	$316	$338

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2010, we had long term credit arrangements totaling $7,006 million, of which $2,104 million were unused.
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2010		December 31, 2009
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
7.857% due 2011	$388		$650
8.625% due 2011	325		325
9% due 2015	260		260
10.5% due 2016	963		961
8.75% due 2020	263		—
7% due 2028	149		149

Credit Facilities:
€505 million revolving credit facility due 2012	—	—	—	—
$1.5 billion first lien revolving credit facility due 2013	—	—	—	—
$1.2 billion second lien term loan facility due 2014	1,200	2.24%	1,200	2.34%
Pan-European accounts receivable facility due 2015	402	3.55%	437	3.58%
Chinese credit facilities	80	5.35%	—	—
Other domestic and international debt(1)	375	8.85%	296	5.87%

	4,405		4,278
Capital lease obligations	15		18

	4,420		4,296
Less portion due within one year	(132)		(114)

	$4,288		$4,182

(1)	Interest rates are weighted average interest rates.
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
     At June 30, 2010, $388 million in aggregate principal amount of the 2011 Notes were outstanding. The 2011 Notes are unsecured senior obligations and will mature on August 15, 2011.
     At June 30, 2010, $282 million in aggregate principal amount of the 2020 Notes were outstanding. The 2020 Notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities, and will mature on August 15, 2020.
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
CREDIT FACILITIES
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to one of the German subsidiaries (the “German borrower”) of Goodyear Dunlop Tires Europe B.V. (“GDTE”), and a €350 million European revolving credit facility, which is available to the same German borrower and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. At June 30, 2010 and December 31, 2009, there were no borrowings under the German or the European revolving credit facilities. Letters of credit issued under the European revolving credit facility totaled $12 million (€10 million) at June 30, 2010 and $14 million (€10 million) at December 31, 2009.
     These facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. These facilities also have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries.
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
     This facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. This facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
     At June 30, 2010, we had no borrowings and $485 million of letters of credit issued under the revolving credit facility. At December 31, 2009, we had no borrowings and $494 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At June 30, 2010 and December 31, 2009, this facility was fully drawn.
      This facility has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2010 and December 31, 2009, the amount available, and fully utilized under this program, totaled $402 million (€328 million) and $437 million (€304 million), respectively. The

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $60 million and $68 million at June 30, 2010 and December 31, 2009, respectively. The receivables sold under this program also serve as collateral for the facility. The Company retains the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2009 Form 10-K.
Other Foreign Credit Facilities
Our Chinese subsidiary has entered into two financing agreements in China. At June 30, 2010, these non-revolving credit facilities had total unused availability of 3.1 billion renminbi ($453 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.8 billion renminbi of unused availability at June 30, 2010) matures in 2016 and principal amortization begins in 2013. At June 30, 2010, there were $80 million of borrowings outstanding under this facility. The other facility (with 1.3 billion renminbi of unused availability at June 30, 2010) will mature eight years after the first borrowing and will begin principal amortization five years after the first borrowing. At June 30, 2010, there were no borrowings outstanding under this facility. There were no amounts outstanding under either of the facilities at December 31, 2009. At June 30, 2010, restricted cash of $37 million was related to funds obtained under these credit facilities.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2010	2009
Fair Values — asset (liability):
Accounts receivable	$7	$27
Other assets	—	1
Other current liabilities	(2)	(6)
Other long term liabilities	(1)	—
At June 30, 2010 and December 31, 2009, these outstanding foreign currency derivatives had notional amounts of $1,351 million and $1,252 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction gains of $64 million and $97 million for the three and six months ended June 30, 2010, respectively, compared to net transaction losses of $49 million and $58 million for the three and six months ended June 30, 2009, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
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
NOTE 7. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.7 million stock options, 0.3 million shares of restricted stock, 0.3 million restricted stock units and 0.1 million performance share units during the six months ended June 30, 2010 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share for the stock options was $12.72 and $6.55, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 2.69%
Volatility: 50.82%
Dividend yield: Nil
     We measure the fair value of grants of shares of restricted stock, restricted stock units and performance share units at the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $12.74 for grants made during the six months ended June 30, 2010.
     We recognized stock-based compensation expense of $4 million and $7 million during the three and six months ended June 30, 2010, respectively. At June 30, 2010, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $32 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 31, 2015. We recognized stock-based compensation expense of $11 million and $14 million during the three and six months ended June 30, 2009, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
     Defined benefit pension cost follows:

		U.S.		U.S.
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2010	2009	2010	2009
Service cost – benefits earned during the period		$10	$8	$20	$17
Interest cost on projected benefit obligation		73	78	148	158
Expected return on plan assets		(70)	(58)	(140)	(118)
Amortization of:	- prior service cost	7	9	15	17
	- net losses	33	39	66	78

Total defined benefit pension cost		$53	$76	$109	$152

		Non-U.S.		Non-U.S.
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2010	2009	2010	2009
Service cost – benefits earned during the period		$6	$7	$13	$13
Interest cost on projected benefit obligation		35	36	72	68
Expected return on plan assets		(30)	(29)	(62)	(55)
Amortization of:	- prior service cost	1	1	1	1
	- net losses	8	7	17	14

Net periodic pension cost		20	22	41	41
Curtailments/settlements/termination benefits		—	2	1	7

Total defined benefit pension cost		$20	$24	$42	$48

We expect to contribute approximately $275 million to $325 million to our funded U.S. and non-U.S. pension plans in 2010. For the three and six months ended June 30, 2010, we contributed $27 million and $56 million, respectively, to our non-U.S. plans and for the three and six months ended June 30, 2010, we contributed $52 million to our U.S. plans.
     The expense recognized for our contributions to defined contribution savings plans was $21 million and $20 million for the three months ended June 30, 2010 and 2009, respectively, and $46 million and $39 million for the six months ended June 30, 2010 and 2009, respectively.
     We provide certain domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost for the three months ended June 30, 2010 and 2009 was $9 million, which includes a $7 million adjustment for participant data related to prior periods, and $2 million, respectively, and $11 million and $3 million for the six months ended June 30, 2010 and 2009, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2010, we had binding commitments for raw materials and investments in land, buildings and equipment of approximately $1.5 billion, and off-balance-sheet financial guarantees written and other commitments totaling approximately $100 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we will purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Matters
We have recorded liabilities totaling $45 million and $43 million at June 30, 2010 and December 31, 2009, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $8 million and $9 million were included in Other Current Liabilities at June 30, 2010 and December 31, 2009, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $313 million and $301 million for anticipated costs related to workers’ compensation at June 30, 2010 and December 31, 2009, respectively. Of these amounts, $73 million and $75 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2010 and December 31, 2009, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2010 and December 31, 2009, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $335 million and $300 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at June 30, 2010 and December 31, 2009, respectively. Of these amounts, $99 million and $73 million were included in Other Current Liabilities at June 30, 2010 and December 31, 2009, respectively. The increase in general and product liability reserves was due primarily to an unexpected, unfavorable judgment involving one claim in which an appellate court affirmed a trial court order that prohibited us from presenting evidence with respect to our liability for that claim. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 83,300 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $360 million through June 30, 2010 and $349 million through December 31, 2009.
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

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2010	December 31, 2009
Pending claims, beginning of period	90,200	99,000
New claims filed	700	1,600
Claims settled/dismissed	(800)	(10,400)

Pending claims, end of period	90,100	90,200

Payments (1)	$18	$20

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.
     We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $129 million and $136 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by $15 million.
     We recorded a receivable related to asbestos claims of $66 million and $69 million as of June 30, 2010 and December 31, 2009, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $10 million and $11 million were included in Current Assets as part of Accounts receivable at June 30, 2010 and December 31, 2009, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
     We believe that, at June 30, 2010, we had approximately $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $66 million insurance receivable recorded at June 30, 2010. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis, and defense costs available with our primary insurance carriers through coverage-in-place agreements at June 30, 2010.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The guarantees expire at various times through 2023. We are unable to estimate the extent to which the assets of our affiliates, lessors or customers would be adequate to recover any payments made by us under the related guarantees.
NOTE 10. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Sales:
North American Tire	$2,049	$1,687	$3,828	$3,231
Europe, Middle East and Africa Tire	1,455	1,393	2,984	2,661
Latin American Tire	529	437	1,007	820
Asia Pacific Tire	495	426	979	767

Net Sales	$4,528	$3,943	$8,798	$7,479

Segment Operating Income (Loss):
North American Tire	$16	$(91)	$2	$(280)
Europe, Middle East and Africa Tire	73	(15)	182	(65)
Latin American Tire	66	73	142	121
Asia Pacific Tire	64	57	133	72

Total Segment Operating Income (Loss)	219	24	459	(152)
Rationalizations	(6)	(136)	(8)	(191)
Interest expense	(77)	(79)	(151)	(143)
Other expense	(7)	(32)	(111)	(62)
Asset write-offs and accelerated depreciation	(6)	(12)	(9)	(22)
Corporate incentive compensation plans	(20)	(20)	(27)	(14)
Intercompany profit elimination	7	(3)	(2)	(29)
Other	(28)	(13)	(40)	(23)

Income (Loss) before Income Taxes	$82	$(271)	$111	$(636)

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Asset sales, as described in Note 3, Other Expense, and Asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Rationalizations:
North American Tire	$(1)	$61	$5	$89
Europe, Middle East and Africa Tire	(1)	66	(7)	80
Latin American Tire	1	7	3	14
Asia Pacific Tire	7	2	8	6

Total Segment Rationalizations	6	136	9	189
Corporate	—	—	(1)	2

	$6	$136	$8	$191

Asset Sales loss (gain):
North American Tire	$(1)	$—	$(1)	$—
Europe, Middle East and Africa Tire	—	4	(1)	3
Latin American Tire	(7)	(1)	(7)	(1)
Asia Pacific Tire	—	(5)	(15)	(5)

Total Segment Asset Sales loss (gain)	(8)	(2)	(24)	(3)
Corporate	—	43	—	43

	$(8)	$41	$(24)	$40

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Asset write-offs and accelerated depreciation:
North American Tire	$—	$9	$1	$11
Europe, Middle East and Africa Tire	1	1	1	1
Asia Pacific Tire	5	2	7	10

Total Segment Asset write-offs and accelerated depreciation	$6	$12	$9	$22

NOTE 11. INCOME TAXES
In the second quarter of 2010, we recorded tax expense of $43 million on income before income taxes of $82 million. For the first six months of 2010, we recorded tax expense of $96 million on income before income taxes of $111 million. Income tax expense for the first six months of 2010 was favorably impacted by $4 million due to various discrete items. In the second quarter of 2009, we recorded a tax benefit of $18 million on a loss before income taxes of $271 million. For the first six months of 2009, we recorded a tax benefit of $35 million on a loss before income taxes of $636 million. Income tax for the first six months of 2009 was favorably impacted by a first quarter benefit of $10 million due primarily to an enacted tax law change and by a second quarter benefit of $18 million related primarily to the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada.
     The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
     At January 1, 2010, we had unrecognized tax benefits of $112 million that, if recognized, would have a favorable impact on our tax expense of $108 million. We had accrued interest of $17 million as of January 1, 2010. If not favorably settled, $49 million of the unrecognized tax benefits and $17 million of the accrued interest would require the use of our cash. In the second quarter, our unrecognized tax benefits increased by $29 million (absent any corresponding future tax refunds and deferred tax assets recorded in the period of $27 million) related to prior tax years in our European operations. It is reasonably possible that our unrecognized tax benefits may decrease by up to $50 million during the next 12 months as a consequence of settling of prior tax years in Europe. We do not expect changes during the next 12 months to have a significant impact on our financial position or results of operations.
     Generally, years beginning after 2004 are still open to examination by foreign taxing authorities, including Germany, where we are open to examinations from 2003 onward. In the United States, we are open to examination from 2009 onward.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
		Minority			Minority
	Goodyear	Shareholders’	Total	Goodyear	Shareholders’	Total
	Shareholders’	Equity –	Shareholders’	Shareholders’	Equity –	Shareholders’
(In millions)	Equity	Nonredeemable	Equity	Equity	Nonredeemable	Equity
Balance at beginning of period	$735	$251	$986	$1,022	$231	$1,253
Comprehensive (loss) income:
Net (loss) income	(19)	13	(6)	(554)	4	(550)
Foreign currency translation (net of tax of $1 in 2010 and $0 in 2009)	(149)	(13)	(162)	56	(5)	51
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $5 in 2010 and $17 in 2009)	81	—	81	77	—	77
Increase in net actuarial losses (net of tax of $0 in 2010 and 2009)	(13)	—	(13)	(38)	—	(38)
Unrealized investment income (loss) (net of tax of $0 in 2010 and 2009)	1	—	1	(2)	—	(2)

Other comprehensive (loss) income	(80)	(13)	(93)	93	(5)	88

Total comprehensive (loss) income	(99)	—	(99)	(461)	(1)	(462)
Transactions between Goodyear and Minority Shareholders	—	(2)	(2)	—	(2)	(2)
Common stock issued from treasury:
Stock-based compensation plans (Note 7)	1	—	1	—	—	—
Other	10	—	10	3	—	3

Balance at end of period	$647	$249	$896	$564	$228	$792

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Balance at beginning of period	$573	$576	$593	$619

Comprehensive income (loss):
Net (loss) income	5	(32)	21	(51)
Foreign currency translation, net of tax of $0 in all periods	(52)	22	(89)	(3)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2010 ($0 and $1 in 2009)	1	1	2	2
Increase in net actuarial losses	—	(1)	—	(1)

Total comprehensive income (loss)	(46)	(10)	(66)	(53)
Other	—	6	—	6

Balance at end of period	$527	$572	$527	$572

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	June 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$615	$27	$1,041	$—	$1,683
Accounts receivable	854	193	1,793	—	2,840
Accounts receivable from affiliates	—	826	—	(826)	—
Inventories	1,236	225	1,498	(58)	2,901
Prepaid expenses and other current assets	68	7	215	9	299

Total Current Assets	2,773	1,278	4,547	(875)	7,723
Goodwill	—	24	437	171	632
Intangible Assets	110	1	49	—	160
Deferred Income Taxes	—	2	49	(1)	50
Other Assets	208	44	155	—	407
Investments in Subsidiaries	4,046	288	4,588	(8,922)	—
Property, Plant and Equipment	2,081	171	3,270	19	5,541

Total Assets	$9,218	$1,808	$13,095	$(9,608)	$14,513

Liabilities:
Current Liabilities:
Accounts payable-trade	$703	$127	$1,783	$—	$2,613
Accounts payable to affiliates	758	—	68	(826)	—
Compensation and benefits	343	31	285	—	659
Other current liabilities	305	32	502	(1)	838
Notes payable and overdrafts	—	—	184	—	184
Long term debt and capital leases due within one year	1	—	131	—	132

Total Current Liabilities	2,110	190	2,953	(827)	4,426
Long Term Debt and Capital Leases	3,549	—	739	—	4,288
Compensation and Benefits	2,281	213	911	—	3,405
Deferred and Other Noncurrent Income Taxes	31	2	172	5	210
Other Long Term Liabilities	600	33	128	—	761

Total Liabilities	8,571	438	4,903	(822)	13,090

Commitments and Contingent Liabilities

Minority Shareholders’ Equity	—	—	335	192	527

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	243	333	5,194	(5,527)	243
Capital Surplus	2,793	143	1,026	(1,169)	2,793
Retained Earnings	1,063	1,371	2,720	(4,091)	1,063
Accumulated Other Comprehensive Loss	(3,452)	(477)	(1,332)	1,809	(3,452)

Goodyear Shareholders’ Equity	647	1,370	7,608	(8,978)	647
Minority Shareholders’ Equity — Nonredeemable	—	—	249	—	249

Total Shareholders’ Equity	647	1,370	7,857	(8,978)	896

Total Liabilities and Shareholders’ Equity	$9,218	$1,808	$13,095	$(9,608)	$14,513

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended June 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,881	$594	$4,772	$(2,719)	$4,528

Cost of Goods Sold	1,686	533	4,218	(2,751)	3,686
Selling, Administrative and General Expense	250	47	374	(1)	670
Rationalizations	(2)	1	7	—	6
Interest Expense	64	4	35	(26)	77
Other (Income) and Expense	(30)	(9)	(8)	54	7

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(87)	18	146	5	82
United States and Foreign Taxes	(2)	6	40	(1)	43
Equity in Earnings of Subsidiaries	113	7	—	(120)	—

Net (Loss) Income	28	19	106	(114)	39
Minority Shareholders Net (Loss) Income	—	—	11	—	11

Goodyear Net (Loss) Income	$28	$19	$95	$(114)	$28

	Three Months Ended June 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,671	$420	$3,576	$(1,724)	$3,943

Cost of Goods Sold	1,536	417	3,175	(1,775)	3,353
Selling, Administrative and General Expense	232	41	343	(2)	614
Rationalizations	61	1	74	—	136
Interest Expense	63	5	47	(36)	79
Other (Income) and Expense	(120)	3	(26)	175	32

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(101)	(47)	(37)	(86)	(271)
United States and Foreign Taxes	(5)	(19)	4	2	(18)
Equity in Earnings of Subsidiaries	(125)	(15)	—	140	—

Net (Loss) Income	(221)	(43)	(41)	52	(253)
Minority Shareholders Net (Loss) Income	—	—	(32)	—	(32)

Goodyear Net (Loss) Income	$(221)	$(43)	$(9)	$52	$(221)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Six Months Ended June 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$3,585	$1,092	$9,416	$(5,295)	$8,798

Cost of Goods Sold	3,225	977	8,280	(5,340)	7,142
Selling, Administrative and General Expense	461	91	726	(3)	1,275
Rationalizations	—	5	3	—	8
Interest Expense	127	8	69	(53)	151
Other (Income) and Expense	(43)	(11)	66	99	111

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(185)	22	272	2	111
United States and Foreign Taxes	(2)	7	92	(1)	96
Equity in Earnings of Subsidiaries	164	18	—	(182)	—

Net (Loss) Income	(19)	33	180	(179)	15
Minority Shareholders Net (Loss) Income	—	—	34	—	34

Goodyear Net (Loss) Income	$(19)	$33	$146	$(179)	$(19)

	Six Months Ended June 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$3,225	$811	$7,013	$(3,570)	$7,479

Cost of Goods Sold	3,051	793	6,336	(3,608)	6,572
Selling, Administrative and General Expense	435	79	636	(3)	1,147
Rationalizations	89	3	99	—	191
Interest Expense	110	10	93	(70)	143
Other (Income) and Expense	(137)	4	(33)	228	62

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(323)	(78)	(118)	(117)	(636)
United States and Foreign Taxes	(22)	(16)	2	1	(35)
Equity in Earnings of Subsidiaries	(253)	(45)	—	298	—

Net (Loss) Income	(554)	(107)	(120)	180	(601)
Minority Shareholders Net (Loss) Income	—	—	(47)	—	(47)

Goodyear Net (Loss) Income	$(554)	$(107)	$(73)	$180	$(554)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(69)	$19	$247	$(14)	$183

Cash Flows from Investing Activities:
Capital expenditures	(141)	(10)	(207)	—	(358)
Asset dispositions	—	—	18	—	18
Capital contributions	—	—	(136)	136	—
(Increase) decrease in restricted cash	—	—	(37)	—	(37)
Return of investment in The Reserve Primary Fund	24	—	—	—	24
Other transactions	—	—	—	—	—

Total Cash Flows from Investing Activities	(117)	(10)	(362)	136	(353)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	27	—	28
Short term debt and overdrafts paid	(1)	—	(48)	—	(49)
Long term debt incurred	—	—	251	—	251
Long term debt paid	(1)	—	(63)	—	(64)
Common stock issued	1	—	—	—	1
Capital contributions	—	—	136	(136)	—
Intercompany dividends paid	—	—	(14)	14	—
Debt related costs and other transactions	—	—	(2)	—	(2)

Total Cash Flows from Financing Activities	(1)	1	287	(122)	165
Effect of exchange rate changes on cash and cash equivalents	—	—	(234)	—	(234)

Net Change in Cash and Cash Equivalents	(187)	10	(62)	—	(239)

Cash and Cash Equivalents at Beginning of the Period	802	17	1,103	—	1,922

Cash and Cash Equivalents at End of the Period	$615	$27	$1,041	$—	$1,683

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(716)	$12	$751	$(34)	$13

Cash Flows from Investing Activities:
Capital expenditures	(168)	(3)	(199)	(2)	(372)
Asset dispositions	151	—	2	(132)	21
Asset acquisitions	—	—	(132)	132	—
Capital contributions	—	—	(62)	62	—
(Increase) decrease in restricted cash	1	—	(2)	—	(1)
Return of investment in The Reserve Primary Fund	40	—	—	—	40
Other transactions	—	—	3	—	3

Total Cash Flows from Investing Activities	24	(3)	(390)	60	(309)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	84	—	85
Short term debt and overdrafts paid	(5)	—	(96)	—	(101)
Long term debt incurred	1,359	—	578	—	1,937
Long term debt paid	(301)	—	(842)	—	(1,143)
Common stock issued	—	—	—	—	—
Capital contributions	—	—	62	(62)	—
Intercompany dividends paid	—	(14)	(22)	36	—
Debt related costs and other transactions	(21)	—	(2)	—	(23)

Total Cash Flows from Financing Activities	1,032	(13)	(238)	(26)	755
Effect of exchange rate changes on cash and cash equivalents	—	—	13	—	13

Net Change in Cash and Cash Equivalents	340	(4)	136	—	472

Cash and Cash Equivalents at Beginning of the Period	822	40	1,032	—	1,894

Cash and Cash Equivalents at End of the Period	$1,162	$36	$1,168	$—	$2,366

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
     We continued to experience improving industry conditions in the second quarter of 2010 as global economic conditions continued to recover, resulting in increased motor vehicle sales and production and increased demand for replacement tires compared to the second quarter of 2009. As a result, tire unit shipments in the second quarter of 2010 increased by approximately 10% compared to the second quarter of 2009. However, the global economic recovery continues to be uncertain and raw material costs remain volatile and are expected to continue their upward trend. Furthermore, global tire industry demand remains below its historic levels in North America and Europe.
     Net sales were $4,528 million in the second quarter of 2010, compared to $3,943 million in the second quarter of 2009. Net sales increased due to higher tire volume globally, an increase in other tire-related businesses, primarily in North American Tire’s third-party sales of chemical products, and improved price and product mix.
     Net sales were $8,798 million in the first six months of 2010, compared to $7,479 million in the first six months of 2009. Net sales increased due to higher tire volume globally, an increase in other tire-related businesses, primarily in North American Tire’s third-party sales of chemical products, favorable foreign currency translation, primarily in Asia Pacific Tire, and improved price and product mix.
     In the second quarter of 2010, Goodyear net income was $28 million, or $0.11 per share, compared to a Goodyear net loss of $221 million, or $0.92 per share, in the second quarter of 2009. Our total segment operating income for the second quarter of 2010 was $219 million, compared to $24 million in the second quarter of 2009. The $195 million increase in segment operating income was due primarily to lower conversion costs, improved price and product mix of $121 million which more than offset an increase in raw material costs and higher tire volume, partially offset by higher selling, administrative and general expense. We also had aggregate new cost savings of $133 million. See “Results of Operations — Segment Information” for additional information.
     In the first six months of 2010, Goodyear net loss was $19 million, or $0.08 per share, compared to a Goodyear net loss of $554 million, or $2.30 per share, in the first six months of 2009. Our total segment operating income for the first six months of 2010 was $459 million, compared to a segment operating loss of $152 million in the first six months of 2009. The $611 million increase in segment operating income was due primarily to a significant decrease in raw material costs, lower conversion costs, improved price and product mix, and higher tire volume. We also had aggregate new cost savings of $281 million, including continuous improvement initiatives and cost savings under our master labor agreement with the United Steelworkers union and initiatives to reduce raw material costs and selling, administrative and general expense. See “Results of Operations — Segment Information” for additional information.
     At June 30, 2010, we had $1,683 million in Cash and cash equivalents as well as $2,409 million of unused availability under our various credit agreements, compared to $1,922 million and $2,567 million, respectively, at December 31, 2009. Cash and cash equivalents decreased from December 31, 2009 due primarily to the remeasurement loss of $185 million on our cash in Venezuela. See “Liquidity and Capital Resources” for additional information.
      We have updated our outlook for the industry for 2010. In North America, we have tightened our consumer original equipment (“OE”) range to an increase of 25% to 30% and have raised our consumer replacement range to an increase of 3% to 5%. The North American commercial tire business continues to show strong signs of recovery despite uncertainty surrounding the pace of the economic recovery. We now expect commercial OE to increase 15% to 20% and commercial replacement to increase approximately 15%. In Europe, we continue to expect consumer replacement to increase 1% to 3% and now expect consumer OE to increase 5% to 10%. For European commercial tires, we now expect an increase of 10% to 15% in replacement and an increase of approximately 60% in OE. The net impact of higher volume in 2010 will continue to have a positive impact; however, product mix may be adversely impacted by the stronger anticipated recovery in OE than in replacement.
     During the second quarter of 2010 raw material prices, particularly natural rubber, have moderated. As a result, we expect second half raw material costs to be less than previously anticipated. We now expect raw material costs to peak in the third quarter of 2010, with an increase of approximately 30% to 35% compared with the third quarter of 2009. We expect fourth quarter 2010 raw material costs to increase by approximately 30% compared with the fourth quarter of 2009.
     See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2010 and 2009
Net sales in the second quarter of 2010 were $4,528 million, increasing $585 million, or 14.8%, from $3,943 million in the second quarter of 2009. Goodyear net income was $28 million, or $0.11 per share, in the second quarter of 2010, compared to Goodyear net loss of $221 million, or $0.92 per share, in the second quarter of 2009.
     Net sales in the second quarter of 2010 were favorably impacted by increased tire volume globally of $304 million, an increase in other tire-related business’ sales of $161 million, primarily in North American Tire, and improved price and product mix of $143 million. These were partially offset by unfavorable foreign currency translation of $37 million.
     Worldwide tire unit sales in the second quarter of 2010 were 43.9 million units, increasing 3.9 million units, or 9.9%, from 40.0 million units in the second quarter of 2009. Replacement tire volume increased 0.7 million units, or 2.3%, due to improved economic conditions throughout the world. OE tire volume also increased 3.2 million units, or 35.3%, primarily in the consumer markets of North American Tire and EMEA due to improved economic conditions and increased demand for new vehicles.
     Cost of goods sold (“CGS”) in the second quarter of 2010 was $3,686 million, increasing $333 million, or 9.9%, from $3,353 million in the second quarter of 2009. CGS increased due to higher tire volume of $256 million, higher costs in other tire-related businesses of $148 million, primarily in North American Tire, increased raw material costs of $54 million, and product mix-related manufacturing cost increases of $22 million. CGS benefited from lower conversion costs of $107 million, savings from rationalization plans of approximately $34 million, and favorable foreign currency translation of $18 million, primarily in EMEA. The lower conversion costs resulted from lower under-absorbed fixed overhead costs of approximately $71 million due to higher production volume and lower pension expenses of $20 million. The second quarter of 2010 also included asset write-offs and accelerated depreciation of $6 million ($5 million after-tax or $0.02 per share), compared to $12 million ($12 million after-tax or $0.05 per share) in the 2009 period. CGS was 81.4% of sales in the second quarter of 2010, compared to 85.0% in the second quarter of 2009.
     Selling, administrative and general expense (“SAG”) in the second quarter of 2010 was $670 million, increasing $56 million, or 9.1%, from $614 million in the second quarter of 2009. The increase in SAG was primarily driven by increased general and product liability expense of $20 million in North American Tire, higher advertising expenses of $10 million, and increased wages and benefits of $7 million that included incentive compensation of $5 million, which were partially offset by favorable translation of $5 million and savings from rationalization plans of $4 million. SAG was 14.8% of sales in the second quarter of 2010, compared to 15.6% in the second quarter of 2009.
     We recorded net rationalization charges of $6 million in the second quarter of 2010 ($3 million after-tax or $0.01 per share). Rationalization actions initiated in the second quarter of 2010 consisted of the closure of a high-cost tire manufacturing facility in Taipei, Taiwan.
     We recorded net rationalization charges of $136 million in the second quarter of 2009 ($104 million after-tax or $0.43 per share). Rationalization actions in 2009 consisted of manufacturing headcount reductions throughout the Company.
     Interest expense in the second quarter of 2010 was $77 million, decreasing $2 million, or 2.5%, from $79 million in the second quarter of 2009. The decrease related primarily to lower average debt levels due to the repayment of our $500 million senior floating rate notes in December 2009, our European revolving credit facility in the second quarter of 2009 and our U.S. first lien revolving credit facility in the fourth quarter of 2009 offset by higher weighted average interest rates.
     Other Expense in the second quarter of 2010 was $7 million, decreasing $25 million from $32 million in the second quarter of 2009. Net gains on asset sales were $8 million ($8 million after-tax or $0.03 per share) in the second quarter of 2010 compared to net losses on asset sales of $41 million ($40 million after-tax or $0.17 per share) in the 2009 period, a favorable change of $49 million. Net gains in the second quarter of 2010 related primarily to the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008. Net losses in the second quarter of 2009 were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters to IRG in connection with the development of a proposed new headquarters in Akron, Ohio. Foreign currency exchange net gains (losses) were a $12 million loss in the second quarter of 2010 compared to a $17 million gain in the second quarter of 2009, an unfavorable change of $29 million. Foreign currency exchange reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
     Tax expense in the second quarter of 2010 was $43 million on income before income taxes of $82 million. In the second quarter of 2009, we recorded a tax benefit of $18 million on a loss before income taxes of $271 million. Income tax for the second quarter of 2009 was favorably impacted by $18 million ($19 million after minority interest or $0.08 per share) due primarily to the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada. The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
     Minority shareholders’ net income in the second quarter of 2010 was $11 million, compared to a net loss of $32 million in 2009. The increase was due primarily to increased earnings in our joint venture in Europe.
Six Months Ended June 30, 2010 and 2009
Net sales in the first six months of 2010 were $8,798 million, increasing $1,319 million, or 17.6%, from $7,479 million in the first six months of 2009. Goodyear net loss was $19 million, or $0.08 per share, in the first six months of 2010, compared to Goodyear net loss of $554 million, or $2.30 per share, in the first six months of 2009.
     Net sales in the first six months of 2010 were favorably impacted by increased tire volume globally of $703 million, an increase in other tire-related business’ sales of $286 million, primarily in North American Tire, foreign currency translation of $187 million, primarily in Asia Pacific Tire, and improved price and product mix of $119 million.
     Worldwide tire unit sales in the first six months of 2010 were 87.8 million units, increasing 9.4 million units, or 12.0%, from 78.4 million units in the first six months of 2009. Replacement tire volume increased 2.5 million units, or 4.0%, due to improved economic conditions throughout the world. OE tire volume also increased 6.9 million units, or 40.0%, primarily in the consumer markets of North American Tire and EMEA due to improved economic conditions and increased demand for new vehicles.
     CGS in the first six months of 2010 was $7,142 million, increasing $570 million, or 8.7%, from $6,572 million in the first six months of 2009. CGS increased due to higher tire volume of $595 million, higher costs in other tire-related businesses of $253 million, primarily in North American Tire, and foreign currency translation of $167 million, primarily in Asia Pacific Tire and Latin American Tire. CGS benefited from lower raw material costs of $229 million, decreased conversion costs of $143 million, savings from rationalization plans of approximately $64 million, and product mix-related manufacturing cost decreases of $3 million. The lower conversion costs were caused primarily by lower under-absorbed fixed overhead costs of approximately $138 million due to higher production volume partially offset by increased pension expenses of $23 million in North American Tire. The first six months of 2010 also included asset write-offs and accelerated depreciation of $9 million ($7 million after-tax or $0.03 per share), compared to $22 million ($22 million after-tax or $0.09 per share) in the 2009 period. CGS was 81.2% of sales in the first six months of 2010, compared to 87.9% in the first six months of 2009.
     SAG in the first six months of 2010 was $1,275 million, increasing $128 million, or 11.2%, from $1,147 million in the first six months of 2009. The increase in SAG was primarily driven by unfavorable foreign currency translation of $28 million, increased incentive compensation of $26 million, higher advertising expenses of $25 million, and increased general and product liability expense of $21 million in North American Tire, which were partially offset by savings from rationalization plans of $7 million. SAG was 14.5% of sales in the first six months of 2010, compared to 15.3% in the first six months of 2009.
     We recorded net rationalization charges of $8 million ($6 million after-tax or $0.02 per share) in the first six months of 2010. Rationalization actions initiated in 2010 consisted of the closure of a high-cost tire manufacturing facility in Taipei, Taiwan and the consolidation of multiple warehouses in North American Tire to improve our supply chain.
     We recorded net rationalization charges of $191 million ($150 million after-tax or $0.62 per share) in the first six months of 2009. Rationalization actions in 2009 primarily consisted of manufacturing headcount reductions throughout the Company.

     Upon completion of the 2010 plans, we estimate that annual operating costs will be reduced by approximately $13 million in CGS and $2 million in SAG. The savings realized in 2010 for the 2009 and prior years plans totaled $71 million of which $64 million was in CGS and $7 million was in SAG. For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
     Interest expense in the first six months of 2010 was $151 million, increasing $8 million, or 5.6%, from $143 million in the first six months of 2009. The increase related primarily to the issuance in May 2009 of our $1.0 billion principal amount of 10.5% senior notes due 2016 partially offset by the repayment of our $500 million senior floating rate notes in December 2009, our European revolving credit facility in the second quarter of 2009 and our U.S. first lien revolving credit facility in the fourth quarter of 2009.
     Other Expense in the first six months of 2010 was $111 million, increasing $49 million from $62 million in the first six months of 2009. The 2010 period included a first quarter loss of $110 million ($99 million after-tax or $0.41 per share) resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
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
     The $110 million foreign currency exchange loss primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities including deferred taxes at the time of the devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate applicable to non-essential goods, and was partially offset by $47 million related to U.S. dollar-denominated payables that will be settled at the official exchange rate applicable to essential goods. Nonmonetary assets and liabilities which consisted primarily of inventory and property, plant and equipment were translated at historical rates.
     Net gains on asset sales were $24 million ($16 million after-tax or $0.06 per share) in the first six months of 2010 compared to net losses on asset sales of $40 million ($39 million after-tax or $0.16 per share) in the 2009 period. Net gains in the first six months of 2010 related primarily to the sale of land in Thailand and the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008. Net losses in the first six months of 2009 were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters to IRG in connection with the development of a proposed new headquarters in Akron, Ohio.
     Tax expense in the first six months of 2010 was $96 million on income before income taxes of $111 million. Income tax expense was favorably impacted by $4 million ($4 million after minority interest or $0.02 per share) due to various discrete items. In the first six months of 2009, we recorded a tax benefit of $35 million on a loss before income taxes of $636 million. Income tax for the first six months of 2009 was favorably impacted by $28 million ($28 million after minority interest or $0.12 per share) due primarily to the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada and a first quarter enacted tax law change. The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
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
     Minority shareholders’ net income in the first six months of 2010 was $34 million, compared to a net loss of $47 million in 2009. The increase was due primarily to increased earnings in our joint venture in Europe.

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
     Total segment operating income in the second quarter of 2010 was $219 million, increasing $195 million from $24 million in the second quarter of 2009. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2010 was 4.8%, compared to 0.6% in the second quarter of 2009.
     Total segment operating income in the first six months of 2010 was $459 million, increasing $611 million from a segment operating loss of $152 million in the first six months of 2009. Total segment operating margin in the first six months of 2010 was 5.2%, compared to (2.0)% in the first six months of 2009.
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

North American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2010	2009	Change	Change	2010	2009	Change	Change
Tire Units	16.6	14.8	1.8	13.1%	31.8	28.7	3.1	11.2%
Net Sales	$2,049	$1,687	$362	21.5%	$3,828	$3,231	$597	18.5%
Operating Income (Loss)	16	(91)	107		2	(280)	282
Operating Margin	0.8%	(5.4)%			0.1%	(8.7)%
Three Months Ended June 30, 2010 and 2009
North American Tire unit sales in the second quarter of 2010 increased 1.8 million units, or 13.1%, to 16.6 million units. The increase was due primarily to an increase in OE tire volume of 1.6 million units, or 68.6%, primarily in our consumer business driven by increased vehicle production.
          Net sales in the second quarter of 2010 were $2,049 million, increasing $362 million, or 21.5%, from $1,687 million in the second quarter of 2009. The increase was due primarily to higher sales in other tire-related businesses of $179 million, driven by an increase in the volume and price of third-party sales of chemical products, increased tire volume of $152 million, favorable foreign currency translation of $15 million and improved price and product mix of $14 million.
          Operating income in the second quarter of 2010 was $16 million, improving $107 million from a loss of $91 million in the second quarter of 2009. Operating income improved due primarily to lower conversion costs of $55 million, improved price and product mix of $36 million while raw material costs remained flat, higher operating income from third-party sales of chemical products and other tire-related businesses of $16 million, and higher tire volume of $14 million partially offset by increased general and product liability expense of $20 million. The lower conversion costs were driven by lower under-absorbed fixed overhead costs of approximately $17 million due to higher production volume and decreased pension expense of $21 million. Conversion costs and SAG expenses included savings from rationalization plans of $22 million and $1 million, respectively. The increase in general and product liability expense was due primarily to an unexpected, unfavorable judgment involving one claim in which an appellate court affirmed a trial court order that prohibited us from presenting evidence with respect to our liability for that claim.
          Operating income in the second quarter of 2010 excluded the reversal of net rationalization charges of $1 million and net gains on asset sales of $1 million. The operating loss in the second quarter of 2009 excluded net rationalization charges of $61 million and $9 million of charges for accelerated depreciation.
Six Months Ended June 30, 2010 and 2009
North American Tire unit sales in the first six months of 2010 increased 3.1 million units, or 11.2%, to 31.8 million units. The increase was due primarily to an increase in OE tire volume of 2.8 million units or 56.4%, primarily in our consumer business driven by increased vehicle production.
          Net sales in the first six months of 2010 were $3,828 million, increasing $597 million, or 18.5%, from $3,231 million in the first six months of 2009. The increase was due primarily to higher sales in other tire-related businesses of $300 million, driven by an increase in the volume and price of third-party sales of chemical products, increased tire volume of $250 million, favorable foreign currency translation of $26 million, and improved price and product mix of $18 million.
          Operating income in the first six months of 2010 was $2 million, improving $282 million from a loss of $280 million in the first six months of 2009. Operating income improved due primarily to decreased raw material costs of $133 million, improved price and product mix of $50 million, lower conversion costs of $62 million, higher operating income from third-party sales of chemical products and other tire-related businesses of $32 million, and higher tire volume of $20 million, which were partially offset by increased general and product liability expense of $21 million. The lower conversion costs were driven by lower under-absorbed fixed overhead costs of approximately $50 million due to higher production volume which were partially offset by increased pension expense of $23 million. Conversion costs and SAG expenses included savings from rationalization plans of $41 million and $4 million, respectively.

          Operating income in the first six months of 2010 excluded net rationalization charges of $5 million, net gains on asset sales of $1 million, and $1 million of charges for accelerated depreciation and asset write-offs. The operating loss in the first six months of 2009 excluded net rationalization charges of $89 million and $11 million of charges for accelerated depreciation.
Europe, Middle East and Africa Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2010	2009	Change	Change	2010	2009	Change	Change
Tire Units	16.8	15.8	1.0	6.2%	35.2	32.0	3.2	9.9%
Net Sales	$1,455	$1,393	$62	4.5%	$2,984	$2,661	$323	12.1%
Operating Income (Loss)	73	(15)	88		182	(65)	247
Operating Margin	5.0%	(1.1)%			6.1%	(2.4)%
Three Months Ended June 30, 2010 and 2009
Europe, Middle East and Africa Tire unit sales in the second quarter of 2010 increased 1.0 million units, or 6.2%, to 16.8 million units. Replacement tire volume increased 0.1 million units, or 0.6%, primarily in commercial replacement as a result of slightly improved economic conditions, while OE tire volume increased 0.9 million units, or 26.7%, primarily in our consumer business driven by increased vehicle production.
          Net sales in the second quarter of 2010 were $1,455 million, increasing $62 million, or 4.5%, from $1,393 million in the second quarter of 2009. Net sales increased due primarily to improved price and product mix of $86 million and higher tire volume of $74 million. These increases were partially offset by unfavorable foreign currency translation of $83 million and decreased sales by other tire-related businesses of $24 million, primarily in retail.
          Operating income in the second quarter of 2010 was $73 million, increasing $88 million from a loss of $15 million in the second quarter of 2009. Operating income increased due primarily to lower conversion costs of $58 million, improved price and product mix of $23 million which more than offset increased raw materials of $3 million, and higher tire volume of $20 million. These were partially offset by an increase in SAG expenses of $11 million due primarily to increased advertising expenses of $7 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $36 million due to higher production volume. Conversion costs and SAG expenses included savings from rationalization plans of $5 million and $3 million, respectively.
          Operating income in the second quarter of 2010 excluded the reversal of net rationalization charges of $1 million and $1 million of accelerated depreciation. The operating loss in the second quarter of 2009 excluded net rationalization charges of $66 million, net losses on asset sales of $4 million, and $1 million of accelerated depreciation.
Six Months Ended June 30, 2010 and 2009
Europe, Middle East and Africa Tire unit sales in the first six months of 2010 increased 3.2 million units, or 9.9%, to 35.2 million units. Replacement tire volume increased 0.8 million units, or 2.9%, in consumer and commercial replacement as a result of slightly improved economic conditions, while OE tire volume increased 2.4 million units, or 39.2%, primarily in our consumer business driven by increased vehicle production.
          Net sales in the first six months of 2010 were $2,984 million, increasing $323 million, or 12.1%, from $2,661 million in the first six months of 2009. Net sales increased due primarily to higher tire volume of $232 million, improved price and product mix of $69 million and favorable foreign currency translation of $29 million. These increases were partially offset by decreased sales by other tire-related businesses of $23 million, primarily in retail.
          Operating income in the first six months of 2010 was $182 million, increasing $247 million from a loss of $65 million in the first six months of 2009. Operating income increased due primarily to lower raw material costs of $130 million which more than offset lower price and product mix of $14 million, lower conversion costs of $82 million, higher tire volume of $53 million, and decreased other costs of $17 million due primarily to transportation costs. These were partially offset by an increase in SAG expenses of $17 million, due primarily to increased advertising expenses of $12 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $52 million due to higher production volume. Conversion costs and SAG expenses included savings from rationalization plans of $8 million and $3 million, respectively.
          Operating income in the first six months of 2010 excluded the reversal of net rationalization charges of $7 million, net gains on asset sales of $1 million, and $1 million of accelerated depreciation. The operating loss in the first six months of 2009 excluded net rationalization charges of $80 million, net losses on asset sales of $3 million, and $1 million of accelerated depreciation.
Latin American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2010	2009	Change	Change	2010	2009	Change	Change
Tire Units	5.2	4.6	0.6	12.6%	10.3	8.8	1.5	16.5%
Net Sales	$529	$437	$92	21.1%	$1,007	$820	$187	22.8%
Operating Income	66	73	(7)	(9.6)%	142	121	21	17.4%
Operating Margin	12.5%	16.7%			14.1%	14.8%
Three Months Ended June 30, 2010 and 2009
Latin American Tire unit sales in the second quarter of 2010 increased 0.6 million units, or 12.6%, to 5.2 million units. Replacement tire volume increased 0.3 million units, or 10.7%, primarily in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.3 million units, or 16.3%, primarily in our consumer business due to increased vehicle production.
          Net sales in the second quarter of 2010 were $529 million, increasing $92 million, or 21.1%, from $437 million in the second quarter of 2009. Net sales increased due primarily to higher tire volume of $45 million and improved price and product mix of $44 million. These increases were partially offset by unfavorable foreign currency translation of $5 million. The devaluation of the Venezuelan bolivar fuerte reduced net sales by $50 million compared to the second quarter of 2009.
          Operating income in the second quarter of 2010 was $66 million, decreasing $7 million, or 9.6%, from $73 million in the second quarter of 2009. Operating income decreased due primarily to unfavorable foreign currency translation of $15 million, higher other expenses of $13 million, primarily transportation costs of $4 million and a one-time importation cost adjustment of $3 million ($3 million after-tax or $0.01 per share), and increased SAG expenses of $8 million. These decreases were partially offset by improved price and product mix of $33 million which more than offset increased raw material costs of $24 million, lower conversion costs of $13 million, and higher tire volume of $7 million. The lower conversion costs related primarily to lower under-absorbed fixed overhead costs of $15 million due to increased production volume. The devaluation of the Venezuelan bolivar fuerte and weak economic conditions and operational disruptions in Venezuela reduced operating income by approximately $32 million compared to the second quarter of 2009.
          Operating income in the second quarter of 2010 excluded net rationalization charges of $1 million and net gains on asset sales of $7 million. Operating income in the second quarter of 2009 excluded net rationalization charges of $7 million and net gains on asset sales of $1 million.
Six Months Ended June 30, 2010 and 2009
Latin American Tire unit sales in the first six months of 2010 increased 1.5 million units, or 16.5%, to 10.3 million units. Replacement tire volume increased 0.9 million units, or 15.4%, primarily in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.6 million units, or 18.6%, primarily in our consumer business due to increased vehicle production.
          Net sales in the first six months of 2010 were $1,007 million, increasing $187 million, or 22.8%, from $820 million in the first six months of 2009. Net sales increased due primarily to higher tire volume of $113 million, improved price and product mix of $39 million and favorable foreign currency translation of $22 million. The devaluation of the Venezuelan bolivar fuerte reduced net sales by $100 million compared to the first six months of 2009.

          Operating income in the first six months of 2010 was $142 million, increasing $21 million, or 17.4%, from $121 million in the first six months of 2009. Operating income increased due primarily to improved price and product mix of $37 million which more than offset increased raw material costs of $8 million, higher tire volume of $17 million, and lower conversion costs of $20 million. These increases were partially offset by unfavorable foreign currency translation of $19 million, higher SAG expenses of $13 million and increased other expenses of $15 million due primarily to increased transportation costs of $4 million and a one-time importation cost adjustment of $3 million. The lower conversion costs related primarily to lower under-absorbed fixed overhead costs due to increased production volume of $26 million and savings from rationalization plans of $2 million.
          Operating income in the first six months of 2010 excluded net gains on asset sales of $7 million and net rationalization charges of $3 million. Operating income in the first six months of 2009 excluded net rationalization charges of $14 million and net gains on asset sales of $1 million.
          Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2009. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions and operational disruptions in Venezuela may adversely impact Latin American Tire’s current year segment operating income by more than $75 million as compared to 2009. In the first six months of 2010, the impact was a reduction in operating income by approximately $60 million. The $110 million remeasurement loss is included in Other Expense and, therefore, not included in segment operating income. For further information see “Item 1. Business – Recent Developments – Venezuelan Currency Devaluation,” and “Item 1A. Risk Factors” in our 2009 Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview” below.
Asia Pacific Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2010	2009	Change	Change	2010	2009	Change	Change
Tire Units	5.3	4.8	0.5	9.3%	10.5	8.9	1.6	17.4%
Net Sales	$495	$426	$69	16.2%	$979	$767	$212	27.6%
Operating Income	64	57	7	12.3%	133	72	61	84.7%
Operating Margin	12.9%	13.4%			13.6%	9.4%
Three Months Ended June 30, 2010 and 2009
Asia Pacific Tire unit sales in the second quarter of 2010 increased 0.5 million units, or 9.3%, to 5.3 million units. Replacement tire volume increased 0.1 million units, or 2.2%, primarily in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.4 million units, or 22.0%, primarily in our consumer business due to increased vehicle production.
          Net sales in the second quarter of 2010 were $495 million, increasing $69 million, or 16.2%, from $426 million in the second quarter of 2009. Net sales increased due primarily to favorable foreign currency translation of $36 million and higher tire volume of $33 million.
          Operating income in the second quarter of 2010 was $64 million, increasing $7 million, or 12.3%, from $57 million in the second quarter of 2009. Operating income increased due primarily to improved price and product mix of $29 million, which offset increased raw materials costs of $28 million, higher tire volume of $7 million, and lower conversion costs of $6 million. These increases were partially offset by higher SAG expenses of $8 million. The lower conversion costs related primarily to savings of $7 million from rationalization plans and lower under-absorbed fixed overhead costs of $3 million due to increased production volume.
          Operating income in the second quarter of 2010 excluded net rationalization charges of $7 million, and $5 million of charges for accelerated depreciation. Operating income in the second quarter of 2009 excluded net rationalization charges of $2 million, net gains on asset sales of $5 million and asset write-offs of $2 million.

Six Months Ended June 30, 2010 and 2009
Asia Pacific Tire unit sales in the first six months of 2010 increased 1.6 million units, or 17.4%, to 10.5 million units. Replacement tire volume increased 0.5 million units, or 8.7%, primarily in consumer replacement as a result of improved economic conditions, while OE tire volume increased 1.1 million units, or 33.5%, primarily in our consumer business due to increased vehicle production.
          Net sales in the first six months of 2010 were $979 million, increasing $212 million, or 27.6%, from $767 million in the first six months of 2009. Net sales increased due primarily to favorable foreign currency translation of $110 million and higher tire volume of $108 million. These increases were partially offset by lower price and product mix of $7 million.
          Operating income in the first six months of 2010 was $133 million, increasing $61 million, or 84.7%, from $72 million in the first six months of 2009. Operating income increased due primarily to improved price and product mix of $49 million which more than offset increased raw materials costs of $26 million, higher tire volume of $18 million, lower conversion costs of $17 million, and favorable foreign currency translation of $13 million. These increases were partially offset by higher SAG expenses of $15 million due primarily to advertising and compensation expenses. The lower conversion costs related primarily to savings of $13 million from rationalization plans and lower under-absorbed fixed overhead costs of $10 million due to increased production volume.
          Operating income in the first six months of 2010 excluded net rationalization charges of $8 million, net gains on asset sales of $15 million, and $7 million of charges for accelerated depreciation and asset write-offs. Operating income in the first six months of 2009 excluded net rationalization charges of $6 million, net gains on asset sales of $5 million and asset write-offs of $10 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
          We continued to experience improving industry conditions in the second quarter of 2010 as global economic conditions continued to recover, resulting in increased motor vehicle sales and production and increased demand for replacement tires compared to the second quarter of 2009. However, the global economic recovery continues to be uncertain and raw material costs remain volatile and are expected to continue their upward trend. Furthermore, global tire industry demand remains below its historic levels in North America and Europe.
          In the first six months of 2010, we had net cash provided by operating activities of $183 million compared to $13 million in the first six months of 2009, which reflects improved operating results offset by an increase in working capital. The increase in working capital was mitigated by our efforts to effectively manage working capital needs as higher raw material costs and increased demand put pressure on our accounts receivable and inventory levels.
          At June 30, 2010, we had $1,683 million in Cash and cash equivalents, compared to $1,922 million at December 31, 2009. Cash and cash equivalents decreased from December 31, 2009 due primarily to the remeasurement loss of $185 million on our cash in Venezuela.
          At June 30, 2010, we had $2,409 million of unused availability under our various credit agreements, compared to $2,567 million at December 31, 2009. The table below provides unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2010	2009

$1.5 billion first lien revolving credit facility due 2013	$931	$892
€505 million revolving credit facility due 2012	608	712
Chinese credit facilities	453	530
Other domestic and international debt	112	124
Notes payable and overdrafts	305	309

	$2,409	$2,567

At June 30, 2010, our unused availability included $453 million which can only be used to finance the relocation and expansion of our manufacturing facilities in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were $80 million of borrowings outstanding under these credit facilities at June 30, 2010.
          In 2010, we expect our operating needs to include working capital increases of approximately $200 million, global contributions to our funded pension plans of approximately $275 million to $325 million, and our investing needs to include capital expenditures of approximately $1.0 billion to $1.1 billion. We also now expect interest expense to range between $325 million and $350 million.
          On June 25, 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) was signed into law. The Pension Relief Act provides funding relief for defined benefit pension plan sponsors. The provisions of the Pension Relief Act are expected to delay our near-term contributions to our U.S. pension plans. The amount and timing of the contributions are dependent on certain elections to be made by us as required by the Pension Relief Act. We are currently in the process of analyzing those election options.
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
          Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as Venezuela, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including Goodyear Venezuela, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements.
          Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates. On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. For essential goods the official exchange rate is 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate is 4.3 bolivares fuertes to the U.S. dollar. As a result, we recorded a loss of $110 million in the first quarter of 2010 in connection with the remeasurement of our balance sheet to reflect the devaluation. Immediately prior to the devaluation, the official exchange rate was 2.15 bolivares fuertes to the U.S. dollar.
          If in the future we convert bolivares fuertes at a rate other than the official exchange rates or the official exchange rates are revised, we may realize additional gains or losses that would be recorded in the statement of operations. At June 30, 2010, we had bolivar fuerte denominated monetary assets of $213 million which consisted primarily of $157 million of cash and $43 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $36 million which consisted primarily of $18 million of accounts payable – trade and $8 million of compensation and benefits. At December 31, 2009, we had bolivar fuerte denominated monetary assets of $389 million which consisted primarily of $369 million of cash, $11 million of deferred tax assets and $5 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $78 million which consisted primarily of $29 million of income taxes payable, $19 million of accounts payable – trade, and $11 million of compensation and benefits. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at June 30, 2010, and were translated at 2.15 bolivares fuertes to the U.S. dollar at December 31, 2009.
          Goodyear Venezuela’s sales were 1.0% and 2.5% of our net sales for the three months ended June 30, 2010 and 2009, respectively, and were 1.0% and 2.7% of our net sales for the six months ended June 30, 2010 and 2009, respectively. Goodyear Venezuela’s operating income was 3.7% and 3.1% of our segment operating income for the three and six months ended June 30, 2010, respectively. Goodyear Venezuela’s operating income was in excess of 100% of our segment operating income for the three months ended June 30, 2009 due primarily to operating losses in North American Tire and EMEA during the period. For the six months ended June 30, 2009, we had a segment operating loss and, therefore, the percentage is not applicable. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 60% bolivar fuerte denominated and approximately 40% U.S. dollar denominated. A 10% increase/(decrease) in each of the official exchange rates would decrease/(increase) Goodyear Venezuela’s sales and cost of goods sold on an annual basis by approximately $30 million and approximately $10 million, respectively.
          During the six month period ended June 30, 2010 and 2009, Goodyear Venezuela settled $84 million and $8 million, respectively, of U.S. dollar denominated intercompany payables and accounts payable – trade. For the six month period ended June 30, 2010, approximately 98% of those payables were settled at the essential goods rate of 2.6 bolivares fuertes to the U.S. dollar and, for the six month period ended June 30, 2009, 100% were settled at the official rate of 2.15 bolivares fuertes to the U.S. dollar. At June 30, 2010, settlements of U.S. dollar denominated liabilities pending before the currency exchange board were approximately $125 million of which approximately $100 million are expected to be settled at 2.6 bolivares fuertes to the U.S. dollar and approximately $25 million are expected to be settled at 4.3 bolivares fuertes to the U.S. dollar. At June 30, 2010, approximately $40 million of the requested settlements were pending up to 180 days, approximately $10 million were pending from 180 to 360 days and approximately $75 million were pending over one year. Amounts pending up to 180 days include dividends payable of $17 million and amounts pending over one year include dividends payable of $23 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.

          Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2009. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions and operational disruptions in Venezuela may adversely impact Latin American Tire’s current year segment operating income by more than $75 million as compared to 2009. The operational challenges we face include high absenteeism, a lack of supplies and difficulties importing raw materials and finished goods. In response to the devaluation and conditions in Venezuela, we continue to evaluate the need to adjust prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material cost, production cost, market demand and adherence to government price controls. For a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors” in our 2009 Form 10-K.
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
Operating Activities
Net cash provided by operating activities was $183 million in the first six months of 2010, compared to $13 million in the first six months of 2009. The increase was due primarily to improved operating results. The first six months of 2010 included a net cash outflow of $518 million for trade working capital, compared with net cash inflows of $246 million in 2009. The increase in trade working capital was primarily driven by the increase in sales.
Investing Activities
Net cash used in investing activities was $353 million in the first six months of 2010, compared to $309 million in the first six months of 2009. Capital expenditures were $358 million in the first six months of 2010, compared to $372 million in the first six months of 2009. Investing activities includes a net cash outflow of $37 million, reflecting funds which are restricted to use for the relocation and expansion of our manufacturing facilities in China.
Financing Activities
Net cash provided by financing activities was $165 million in the first six months of 2010, compared to $755 million in the first six months of 2009. Financing activities in 2009 included net proceeds of $937 million from the issuance of our 10.5% senior notes due 2016 and $900 million of borrowings and $1,039 million of payments under our U.S. and European revolving credit facilities.
Credit Sources
In aggregate, we had total credit arrangements of $7,495 million available at June 30, 2010, of which $2,409 million were unused, compared to $7,579 million available at December 31, 2009, of which $2,567 million were unused. At June 30, 2010, we had long term credit arrangements totaling $7,006 million, of which $2,104 million were unused, compared to $7,046 million and $2,258 million, respectively, at December 31, 2009. At June 30, 2010, we had short term committed and uncommitted credit arrangements totaling $489 million, of which $305 million were unused, compared to $533 million and $309 million, respectively, at December 31, 2009. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At June 30, 2010, we had $2,348 million of outstanding notes, compared to $2,345 million at December 31, 2009.
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
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to one of the German subsidiaries (the “German borrower”) of GDTE, and a €350 million European revolving credit facility, which is available to the same German borrower and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. As of June 30, 2010 and December 31, 2009, there were no borrowings under the German revolving credit facility or the European revolving credit facility. Letters of credit issued under the European revolving credit facility totaled $12 million (€10 million) at June 30, 2010 and $14 million (€10 million) at December 31, 2009.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2010, our borrowing base, and therefore our availability, under this facility was $84 million below the facility’s stated amount of $1.5 billion.
          At June 30, 2010, we had no borrowings outstanding and $485 million of letters of credit issued under the revolving credit facility. At December 31, 2009, we had no borrowings outstanding and $494 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At June 30, 2010 and December 31, 2009, this facility was fully drawn.
          Each of our European and German revolving credit facilities and our first lien revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below and the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2009 Form 10-K.
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

          The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2010, the amount available and fully utilized under this program totaled $402 million (€328 million), compared to $437 million (€304 million) at December 31, 2009. The program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.
          In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $60 million and $68 million at June 30, 2010 and December 31, 2009, respectively. The receivables sold under this program also serve as collateral for the facility. We have concluded that we retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At June 30, 2010, the gross amount of receivables sold was $127 million, compared to $113 million at December 31, 2009.
Other Foreign Credit Facilities
Our Chinese subsidiary has entered into two financing agreements in China. At June 30, 2010, these non-revolving credit facilities had total unused availability of 3.1 billion renminbi ($453 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.8 billion renminbi of unused availability at June 30, 2010) matures in 2016 and principal amortization begins in 2013. At June 30, 2010, there were $80 million of borrowings outstanding under this facility. The other facility (with 1.3 billion renminbi of unused availability at June 30, 2010) will mature eight years after the first borrowing and will begin principal amortization five years after the first borrowing. At June 30, 2010, there were no borrowings outstanding under this facility. There were no amounts outstanding under either of the facilities at December 31, 2009. At June 30, 2010, restricted cash of $37 million was related to funds obtained under these credit facilities.
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

          We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:
•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of June 30, 2010, our availability under this facility of $931 million, plus our Available Cash of $642 million, totaled $1.6 billion, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.
In addition, our €505 million senior secured European and German revolving credit facilities contain non-financial covenants similar to the non-financial covenants in our first lien revolving and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined, through March 31, 2011, net of the sum of (1) cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, (2) cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and (3) availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2010, we were in compliance with this financial covenant.
          There are no known future changes to, or new covenants in, any of our existing debt obligations. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
          At June 30, 2010, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities.
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
          The following table presents the calculation of EBITDA and the calculation of Covenant EBITDA for the periods indicated. Other companies may calculate similarly titled measures differently than we do. Certain line items in the table under “Credit Facility Adjustments” are presented as defined in the credit facilities and do not reflect amounts as presented in the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009

Goodyear Net Income (Loss)	$28	$(221)	$(19)	$(554)
Interest Expense	77	79	151	143
United States and Foreign Taxes	43	(18)	96	(35)
Depreciation and Amortization Expense	162	160	321	312

EBITDA	310	—	549	(134)

Credit Facilities Adjustments:
Other Adjustments to Net Income (Loss)(1)	—	48	—	48
Minority Interest in Net Income (Loss) of Subsidiaries	11	(32)	34	(47)
Other Non-Cash Items	—	5	2	13
Capitalized Interest and Other Interest Related Expense	6	8	17	21
Rationalization Charges	(3)	4	(5)	8

Covenant EBITDA	$324	$33	$597	$(91)

(1)	Includes the sale of certain properties in Akron, Ohio.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2010, 44% of our debt was at variable interest rates averaging 3.72% compared to 44% at an average rate of 3.13% at December 31, 2009.
     The following table presents information about long term fixed rate debt, excluding capital leases, at June 30:

(In millions)
Fixed Rate Debt	2010	2009
Carrying amount — liability	$2,516	$2,407
Fair value — liability	2,636	2,392
Pro forma fair value — liability	2,714	2,453
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2010 and 2009, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
     The following table presents foreign currency forward contract information at June 30:

(In millions)	2010	2009
Fair value — asset (liability)	$5	$(15)
Pro forma decrease in fair value	(116)	(145)
Contract maturities	7/10-10/19	7/09-10/19
     The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

     Fair values are recognized on the Consolidated Balance Sheet at June 30 as follows:

(In millions)	2010	2009
Accounts receivable	$8	$14
Other Assets	—	—
Other Current Liabilities	(2)	(27)
Other Long Term Liabilities	(1)	(2)
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2010, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 90,500 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2010, approximately 300 new claims were filed against us and approximately 700 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2010 was $6 million and $18 million, respectively. At June 30, 2010, there were approximately 90,100 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 9, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
     Reference is made to Item 3 of Part I of our 2009 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2009 Form 10-K includes a detailed discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2010. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
4/1/10-4/30/10	83	$12.92	—	—
5/1/10-5/31/10	146	12.71	—	—
6/1/10-6/30/10	2,928	11.73	—	—

Total	3,157	$11.81	—	—

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

S I G N A T U R E S
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: July 29, 2010	By /s/ Thomas A. Connell
Thomas A. Connell, Vice President and Controller
(Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2010
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
Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, April 11, 2006, April 7, 2009 and October 6, 2009 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 13, 2009, File No. 1-1927).

10		Material Contracts

(a	)	Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., BNP Paribas, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC, Wells Fargo Foothill, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10.1

(b	)	Amended and Restated Second Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10.2

(c	)	Amended and Restated Revolving Credit Agreement, dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the Mandated Lead Arrangers and Joint Bookrunners identified therein.	10.3

(d	)*	The Goodyear Tire & Rubber Company Executive Severance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2010, File No. 1-1927).

(e	)*	Form of Restricted Stock Unit Grant Agreement.	10.4

E-1

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number
(f	)*	Form of Non-Qualified Stock Option Grant Agreement.	10.5

(g	)*	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Rights Grant Agreement.	10.6

(h	)*	Form of Incentive Stock Option Grant Agreement.	10.7

12		Statement re Computation of Ratios

(a	)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31		302 Certifications

(a	)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b	)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32		906 Certifications

(a	)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101		Interactive Data File

(a	)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101

*	Indicates management contract or compensatory plan or arrangement.

E-2