Form 10-Q
period 2010-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2010-10-28
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at September 30, 2010:                    242,913,365

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
S I G N A T U R E S
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2010	2009	2010	2009
NET SALES	$4,962	$4,385	$13,760	$11,864

Cost of Goods Sold	4,120	3,523	11,262	10,095
Selling, Administrative and General Expense	640	617	1,915	1,764
Rationalizations (Note 2)	8	16	16	207
Interest Expense	90	85	241	228
Other Expense (Note 3)	62	4	173	66

Income (Loss) before Income Taxes	42	140	153	(496)
United States and Foreign Taxes	55	38	151	3

Net (Loss) Income	(13)	102	2	(499)
Less: Minority Shareholders Net Income (Loss)	7	30	41	(17)

Goodyear Net (Loss) Income	$(20)	$72	$(39)	$(482)

Goodyear Net (Loss) Income — Per Share

Basic	$(0.08)	$0.30	$(0.16)	$(2.00)

Weighted Average Shares Outstanding (Note 4)	242	242	242	241

Diluted	$(0.08)	$0.30	$(0.16)	$(2.00)

Weighted Average Shares Outstanding (Note 4)	242	245	242	241
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2010	2009
Assets:
Current Assets:
Cash and Cash Equivalents	$1,665	$1,922
Accounts Receivable, less Allowance — $112 ($110 in 2009)	3,461	2,540
Inventories:
Raw Materials	723	483
Work in Process	165	138
Finished Products	2,105	1,822

	2,993	2,443
Prepaid Expenses and Other Current Assets	284	320

Total Current Assets	8,403	7,225
Goodwill	691	706
Intangible Assets	163	164
Deferred Income Taxes	71	43
Other Assets	459	429
Property, Plant and Equipment less Accumulated Depreciation — $8,810 ($8,626 in 2009)	5,869	5,843

Total Assets	$15,656	$14,410

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,813	$2,278
Compensation and Benefits (Note 8)	727	635
Other Current Liabilities	1,015	844
Notes Payable and Overdrafts (Note 6)	259	224
Long Term Debt and Capital Leases due Within One Year (Note 6)	118	114

Total Current Liabilities	4,932	4,095
Long Term Debt and Capital Leases (Note 6)	4,595	4,182
Compensation and Benefits (Note 8)	3,398	3,526
Deferred and Other Noncurrent Income Taxes	252	235
Other Long Term Liabilities	760	793

Total Liabilities	13,937	12,831

Commitments and Contingent Liabilities (Note 9)

Minority Shareholders’ Equity (Note 1)	592	593

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares – 243 (242 in 2009) after deducting 8 treasury shares (9 in 2009)	243	242
Capital Surplus	2,799	2,783
Retained Earnings	1,043	1,082
Accumulated Other Comprehensive Loss	(3,226)	(3,372)

Goodyear Shareholders’ Equity	859	735
Minority Shareholders’ Equity — Nonredeemable	268	251

Total Shareholders’ Equity	1,127	986

Total Liabilities and Shareholders’ Equity	$15,656	$14,410

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Net (Loss) Income	$(13)	$102	$2	$(499)

Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $0 and $1 in 2010 ($0 and $0 in 2009)	279	154	28	202
Reclassification adjustment for amounts recognized in income, net of tax of $0 in all periods	—	(17)	—	(17)

Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $14 and $19 in 2010 ($21 and $38 in 2009)	28	25	110	101

Decrease (increase) in net actuarial losses, net of tax of $1 and $1 in 2010 ($12 and $12 in 2009)	2	9	(11)	(30)

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements, net of tax of $0 and $0 in 2010 ($0 and $1 in 2009)	—	4	1	7

Unrealized investment gains, net of tax of $0 in all periods	2	5	3	3

Comprehensive Income (Loss)	298	282	133	(233)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	92	70	26	16

Comprehensive Income (Loss) Attributable to Goodyear Shareholders	$206	$212	$107	$(249)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$2	$(499)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	487	471
Amortization and write-off of debt issuance costs	22	14
Net rationalization charges (Note 2)	16	207
Net (gains) losses on asset sales (Note 3)	(26)	33
Pension contributions and direct payments	(248)	(304)
Rationalization payments	(49)	(183)
Venezuela currency devaluation (Note 3)	110	—
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(858)	(419)
Inventories	(547)	1,160
Accounts payable – trade	599	(454)
Compensation and benefits	333	312
Other current liabilities	202	82
Other assets and liabilities	40	9

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	83	429

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(618)	(502)
Asset dispositions (Note 3)	20	40
Increase in restricted cash	(2)	(98)
Return of investment in The Reserve Primary Fund	26	40
Other transactions	—	3

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(574)	(517)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	94	87
Short term debt and overdrafts paid	(64)	(181)
Long term debt incurred	1,625	1,998
Long term debt paid	(1,229)	(1,142)
Common stock issued	1	2
Debt related costs and other transactions	(31)	(24)

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	396	740

Effect of exchange rate changes on cash and cash equivalents (Note 3)	(162)	44

Net Change in Cash and Cash Equivalents	(257)	696

Cash and Cash Equivalents at Beginning of the Period	1,922	1,894

Cash and Cash Equivalents at End of the Period	$1,665	$2,590

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
     Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2010.
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
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income (Loss) before Income Taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
New charges	$8	$23	$35	$221
Reversals	—	(7)	(19)	(14)

	$8	$16	$16	$207

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table shows the roll-forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2009	$120	$25	$145
Charges	15	20	35
Incurred	(31)	(22)	(53)
Reversed to the statement of operations	(15)	(4)	(19)

Balance at September 30, 2010	$89	$19	$108

The rationalization actions taken in 2010 were initiated to reduce our cost structure. North American Tire initiated actions related to the consolidation of multiple warehouses to further improve our supply chain and Asia Pacific Tire initiated the closure of a high-cost tire manufacturing facility in Taipei, Taiwan.
     During the third quarter of 2010, net rationalization charges of $8 million were recorded. New charges of $8 million were comprised of $4 million for plans initiated in 2010 and $4 million for plans initiated primarily in 2009. These charges consist of $4 million for associate severance costs and $4 million for other exit and non-cancelable lease costs. Substantially all of the new charges relate to future cash outflows.
     During the first nine months of 2010, net rationalization charges of $16 million were recorded. New charges of $35 million were comprised of $14 million for plans initiated in 2010, consisting of $11 million for associate severance and pension costs and $3 million for other exit and non-cancelable lease costs, and $21 million for plans initiated primarily in 2009, consisting of $4 million for associate severance costs and $17 million for other exit and non-cancelable lease costs. Substantially all of the new charges relate to future cash outflows. The net charges in 2010 also included the reversal of $19 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 400 associates will be released under 2010 plans of which approximately 300 have been released as of September 30, 2010.
     In the first nine months of 2010, $31 million was incurred for associate severance payments and pension costs, and $22 million was incurred for non-cancelable lease and other exit costs.
     The accrual balance of $108 million at September 30, 2010 consists of $89 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $19 million primarily for long term non-cancelable lease costs.
     Asset write-offs and accelerated depreciation charges of $4 million and $13 million were recorded in cost of goods sold (“CGS”) in the three and nine months ended September 30, 2010, respectively, and were related primarily to the closure of our Taiwan facility.
     In the third quarter of 2009, net rationalization charges of $16 million were recorded. New charges of $23 million were comprised of $12 million for plans initiated in 2009 and $11 million for plans initiated in 2008 and prior years. New charges for the 2009 plans were primarily for associate severance costs which require future cash outflows. New charges for the 2008 and prior year plans include $6 million related to associate severance costs and $5 million primarily for other exit and non-cancelable lease costs. These amounts include $3 million related to future cash outflows and $8 million for other non-cash exit costs, including $6 million for pension settlements. The third quarter of 2009 includes the reversal of $7 million of reserves for actions no longer needed for their originally-intended purposes.
     For the first nine months of 2009, $207 million of net charges were recorded. New charges of $221 million were comprised of $188 million for plans initiated in 2009 and $33 million for plans initiated in 2008 and prior years. New charges for the 2009 plans were primarily for associate severance costs which require future cash outflows. The first nine months of 2009 included the reversal of $14 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 4,000 associates will be released under 2009 plans of which approximately 3,400 have been released as of September 30, 2010. The $33 million of new charges for 2008 and prior year plans consisted of $19 million of associate-related costs and $14 million primarily for other exit and non-cancelable lease costs. These amounts include $22 million related to future cash outflows and $11 million for other non-cash exit costs, including $8 million for pension settlements and curtailments.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Asset write-offs and accelerated depreciation charges of $18 million and $40 million were recorded in CGS in the three and nine months ended September 30, 2009, respectively, and primarily related to the closure of our Las Pinas, Philippines and Somerton, Australia tire manufacturing facilities and the discontinuation of a line of tires at one of our plants in North America.
NOTE 3. OTHER EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2010	2009	2010	2009
Net foreign currency exchange (gains) losses	$5	$(6)	$126	$1
Financing fees and financial instruments	63	9	83	30
Net (gains) losses on asset sales	(2)	(7)	(26)	33
Royalty income	(7)	(7)	(22)	(22)
Interest income	(3)	(4)	(8)	(11)
General and product liability – discontinued products (Note 9)	3	1	14	9
Subsidiary liquidation loss	—	18	—	18
Miscellaneous	3	—	6	8

	$62	$4	$173	$66

Net foreign currency exchange losses in the third quarter of 2010 were $5 million, compared to $6 million of gains in the third quarter of 2009. Foreign currency exchange reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. Foreign currency exchange losses in the first nine months of 2010 were $126 million, compared to $1 million in the first nine months of 2009. Losses in 2010 included a first quarter loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. For essential goods the official exchange rate is 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate is 4.3 bolivares fuertes to the U.S. dollar.
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
     Increased financing fees in the third quarter of 2010 primarily related to the redemption of $973 million of long term debt. The increase included a $50 million cash premium paid on the redemption and $6 million of financing fees which were written off. Financing fees and financial instruments expense also includes the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
     Net gains on asset sales were $2 million in the third quarter of 2010, compared to $7 million in the third quarter of 2009. Net gains on asset sales were $26 million in the first nine months of 2010, compared to net losses on asset sales of $33 million in the first nine months of 2009. Net gains on asset sales in 2010 included a first quarter gain on the sale of land in Thailand and a second quarter gain on the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008. The net gains in the third quarter of 2009 related primarily to the sale of property in Luxembourg and the net losses in the first nine months of 2009 were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters to Industrial Realty Group (“IRG”) in connection with the development of a proposed new headquarters in Akron, Ohio. Prior to the sale, the facilities remained classified as held and used. Due to significant uncertainties related to the completion of the transaction resulting from prevailing conditions in the credit markets and the ability of IRG to obtain

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financing, we concluded the sale was not probable and, accordingly, did not write down the facilities to their net realizable value. The headquarters properties were corporate facilities that did not have identifiable cash flows that were largely independent of other assets and liabilities and, accordingly, were tested for impairment at the total company level. No impairment was indicated as a result of that testing.
     Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consisted primarily of amounts earned on cash deposits. General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $6 million and $3 million of expense related to asbestos claims in the third quarter of 2010 and 2009, respectively. In addition, we recorded $3 million of income related to probable insurance recoveries and a $1 million reduction of probable insurance recoveries in the third quarter of 2010 and 2009, respectively. We recorded $18 million and $16 million of expense related to asbestos claims in the first nine months of 2010 and 2009, respectively. In addition, we recorded $4 million of income related to probable insurance recoveries in both the first nine months of 2010 and 2009.
     We liquidated our subsidiary in Guatemala in the third quarter of 2009 and recognized a loss of $18 million due primarily to the recognition of accumulated foreign currency translation losses.
NOTE 4. PER SHARE OF COMMON STOCK
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities were exercised or converted into common stock.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Weighted average shares outstanding – basic	242	242	242	241
Stock options and other dilutive securities	—	3	—	—

Weighted average shares outstanding – diluted	242	245	242	241

Weighted average shares outstanding – diluted exclude the effects of approximately 4 million equivalent shares for both the three and nine months ended September 30, 2010 and 6 million equivalent shares for the nine months ended September 30, 2009, related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.
     Additionally, weighted average shares outstanding – diluted excluded approximately 12 million equivalent shares for both the three and nine months ended September 30, 2010 and excluded approximately 11 million and 13 million equivalent shares for the three and nine months ended September 30, 2009, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at September 30, 2010 and December 31, 2009:

			Quoted Prices in
	Total Carrying		Active Markets for				Significant
	Value in the		Identical		Significant Other		Unobservable
	Consolidated		Assets/Liabilities		Observable Inputs		Inputs
	Balance Sheet		(Level 1)		(Level 2)		(Level 3)
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Assets:
Investments	$36	$32	$36	$32	$—	$—	$—	$—
Foreign Exchange Contracts	14	28	—	—	13	27	1	1

Total Assets at Fair Value	$50	$60	$36	$32	$13	$27	$1	$1

Liabilities:
Foreign Exchange Contracts	$45	$6	$—	$—	$45	$6	$—	$—

Total Liabilities at Fair Value	$45	$6	$—	$—	$45	$6	$—	$—

Derivative financial instrument valuations classified as Level 3 included embedded currency derivatives in long-dated operating leases. The valuation of the embedded currency derivatives is based on an extrapolation of forward rates to the assumed expiration of the leases. Realized and unrealized gains and losses related to the embedded currency derivatives are included in Other Expense. Also included in Other Expense was a gain of $2 million and $9 million for the three and nine months ended September 30, 2009, respectively, related to an interest rate basis swap.
     The following table presents changes in fair value for instruments classified as Level 3:

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
(In millions)	2010	2009
Asset (liability)
Balance at beginning of period	$1	$(9)
Net realized gains	—	10
Net unrealized losses	—	—

Balance at end of period	$1	$1

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2010 and December 31, 2009. The fair value was estimated using quoted market prices or discounted future cash flows.

	September 30,	December 31,
(In millions)	2010	2009
Fixed Rate Debt:
Carrying amount – liability	$2,627	$2,442
Fair value – liability	2,838	2,532

Variable Rate Debt:
Carrying amount – liability	$2,068	$1,836
Fair value – liability	1,985	1,752

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. FINANCING ARRANGEMENTS
At September 30, 2010, we had total credit arrangements of $7,807 million, of which $2,357 million were unused. At that date, 45% of our debt was at variable interest rates averaging 3.72%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2010, we had short term committed and uncommitted credit arrangements totaling $489 million, of which $230 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2010	2009
Notes payable and overdrafts	$259	$224

Weighted average interest rate	4.27%	4.84%

Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$118	$114

Weighted average interest rate	9.22%	4.78%

Total obligations due within one year	$377	$338

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2010, we had long term credit arrangements totaling $7,318 million, of which $2,127 million were unused.
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2010		December 31, 2009
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
7.857% due 2011	$—		$650
8.625% due 2011	—		325
9% due 2015	—		260
10.5% due 2016	964		961
8.25% due 2020	993		—
8.75% due 2020	263		—
7% due 2028	149		149

Credit Facilities:
€505 million revolving credit facility due 2012	136	2.53%	—	—
$1.5 billion first lien revolving credit facility due 2013	—	—	—	—
$1.2 billion second lien term loan facility due 2014	1,200	2.24%	1,200	2.34%
Pan-European accounts receivable facility due 2015	446	3.70%	437	3.58%
Chinese credit facilities	81	5.35%	—	—
Other domestic and international debt(1)	463	8.70%	296	5.87%

	4,695		4,278
Capital lease obligations	18		18

	4,713		4,296
Less portion due within one year	(118)		(114)

	$4,595		$4,182

(1)	Interest rates are weighted average interest rates.
NOTES
$1.0 Billion 8.25% Senior Notes due 2020
On August 13, 2010, we issued $900 million aggregate principal amount of 8.25% senior notes due 2020. These notes were sold at 99.163% of the principal amount at an effective yield of 8.375% and will mature on August 15, 2020. On August 25, 2010, we issued $100 million aggregate principal amount of additional notes, which were sold at 100.750% of the principal amount at an effective yield of 8.119%. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below.
     We have the option to redeem these notes, in whole or in part, at any time on or after August 15, 2015 at a redemption price of 104.125%, 102.750%, 101.375% and 100.000% during the 12-month periods commencing on August 15, 2015, 2016, 2017 and 2018, respectively, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2015, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 108.25% of the principal amount plus accrued and unpaid interest to the redemption date.
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
Redemption of Notes
On September 29, 2010, we redeemed all of our outstanding 7.857% notes due 2011, 8.625% senior notes due 2011, and 9% senior notes due 2015. The aggregate redemption price for these redemptions was $1,023 million, including a prepayment premium of $50 million.
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
     At September 30, 2010, $282 million in aggregate principal amount of the 2020 Notes were outstanding. The 2020 Notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below, and will mature on August 15, 2020.
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
CREDIT FACILITIES
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to one of the German subsidiaries (the “German borrower”) of Goodyear Dunlop Tires Europe B.V. (“GDTE”), and a €350 million European revolving credit facility, which is available to the same German borrower and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. At September 30, 2010, $54 million (€40 million) was outstanding under the German revolving credit facility and $82 million (€60 million) was outstanding under the European revolving credit facility. At December 31, 2009, there were no borrowings under the German or the European revolving credit facilities. Letters of credit issued under the European revolving credit facility totaled $13 million (€10 million) at September 30, 2010 and $14 million (€10 million) at December 31, 2009.
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
     At September 30, 2010, we had no borrowings and $483 million of letters of credit issued under the revolving credit facility. At December 31, 2009, we had no borrowings and $494 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At September 30, 2010 and December 31, 2009, this facility was fully drawn.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At September 30, 2010 and December 31, 2009, the amount available, and fully utilized under this program, totaled $446 million (€327 million) and $437 million (€304 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable programs totaling $68 million at September 30, 2010 and December 31, 2009. The receivables sold under this program also serve as collateral for the facility. The Company retains the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2009 Form 10-K.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At September 30, 2010, these non-revolving credit facilities had total unused availability of 3.1 billion renminbi ($459 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.8 billion renminbi of unused availability at September 30, 2010) matures in 2016 and principal amortization begins in 2013. At September 30, 2010, there were $81 million of borrowings outstanding under this facility. The other facility (with 1.3 billion renminbi of unused availability at September 30, 2010)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
will mature eight years after the first borrowing and will begin principal amortization five years after the first borrowing. At September 30, 2010, there were no borrowings outstanding under this facility. There were no amounts outstanding under either of the facilities at December 31, 2009.
Debt Maturities
Updates to our debt maturities as disclosed in our 2009 Form 10-K are provided below and reflect the exchange of $262 million of our 7.857% notes due 2011 for $282 million aggregate principal amount of our 8.75% notes due 2020, and the redemption of $388 million of our 7.857% notes due 2011 and $325 million of our 8.625% senior notes due 2011.

(In millions)	2010	2011	2012	2013	2014
Domestic	$3	$1	$1	$4	$1,200
International	111	13	95	28	7

	$114	$14	$96	$32	$1,207

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
     The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2010	2009
Fair Values — asset (liability):
Accounts receivable	$13	$27
Other assets	1	1
Other current liabilities	(45)	(6)
Other long term liabilities	—	—
At September 30, 2010 and December 31, 2009, these outstanding foreign currency derivatives had notional amounts of $1,208 million and $1,252 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction losses of $63 million and gains of $34 million for the three and nine months ended September 30, 2010, respectively, compared to net transaction losses of $44 million and $102 million for the three and nine months ended September 30, 2009, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.7 million stock options, 0.3 million shares of restricted stock, 0.3 million restricted stock units and 0.1 million performance share units during the nine months ended September 30, 2010 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share for the stock options was $12.71 and $6.55, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 6.25 years

Interest rate: 2.68%

Volatility: 50.36%

Dividend yield: Nil
     We measure the fair value of grants of shares of restricted stock, restricted stock units and performance share units at the closing market price of a share of our common stock on the date of the grant. The weighted average fair value per share was $12.74 for grants made during the nine months ended September 30, 2010.
     We recognized stock-based compensation expense of $7 million and $14 million during the three and nine months ended September 30, 2010, respectively. At September 30, 2010, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $27 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 31, 2015. We recognized stock-based compensation expense of $11 million and $25 million during the three and nine months ended September 30, 2009, respectively.
NOTE 8. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
     Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Service cost – benefits earned during the period	$10	$9	$30	$26
Interest cost on projected benefit obligation	74	77	222	235
Expected return on plan assets	(70)	(59)	(210)	(177)
Amortization of:
- prior service cost	8	8	23	25
- net losses	34	38	100	116

Total defined benefit pension cost	$56	$73	$165	$225

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Service cost – benefits earned during the period	$6	$7	$19	$20
Interest cost on projected benefit obligation	36	37	108	105
Expected return on plan assets	(32)	(30)	(94)	(85)
Amortization of:
- prior service cost	—	—	1	1
- net losses	9	10	26	24

Net periodic pension cost	19	24	60	65
Curtailments/settlements/termination benefits	(2)	9	(1)	16

Total defined benefit pension cost	$17	$33	$59	$81

We expect to contribute approximately $300 million to $325 million to our funded U.S. and non-U.S. pension plans in 2010, which includes $200 million to $225 million to our funded U.S. pension plans. For the three and nine months ended September 30, 2010, we contributed $15 million and $71 million, respectively, to our non-U.S. plans and for the three and nine months ended September 30, 2010, we contributed $94 million and $146 million, respectively, to our U.S. plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The expense recognized for our contributions to defined contribution savings plans was $23 million and $24 million for the three months ended September 30, 2010 and 2009, respectively, and $69 million and $63 million for the nine months ended September 30, 2010 and 2009, respectively.
     We provide certain domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost (credit) for the three months ended September 30, 2010 and 2009 was $2 million and $(1) million, respectively, and $13 million, which includes a $7 million adjustment for participant data related to prior periods, and $2 million for the nine months ended September 30, 2010 and 2009, respectively.
     The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our postretirement benefit costs are presented net of this subsidy.
NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES
At September 30, 2010, we had binding commitments for raw materials and investments in buildings and equipment of approximately $1.6 billion, and off-balance-sheet financial guarantees written and other commitments totaling approximately $104 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we will purchase minimum amounts of various raw materials and finished goods at agreed upon base prices that are subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that are subject to periodic adjustments for changes in our production levels.
Environmental Matters
We have recorded liabilities totaling $46 million and $43 million at September 30, 2010 and December 31, 2009, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $8 million and $9 million were included in Other Current Liabilities at September 30, 2010 and December 31, 2009, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $323 million and $301 million for anticipated costs related to workers’ compensation at September 30, 2010 and December 31, 2009, respectively. Of these amounts, $72 million and $75 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2010 and December 31, 2009, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2010 and December 31, 2009, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $342 million and $300 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at September 30, 2010 and December 31, 2009, respectively. Of these amounts, $99 million and $73 million were included in Other Current Liabilities at September 30, 2010 and December 31, 2009, respectively. The increase in general and product liability reserves was due primarily to an unexpected, unfavorable judgment involving one claim in which an appellate court affirmed a trial court order that prohibited us from presenting evidence with respect to our liability for that claim. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 85,800 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $366 million through September 30, 2010 and $349 million through December 31, 2009.
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

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2010	December 31, 2009
Pending claims, beginning of period	90,200	99,000
New claims filed	1,300	1,600
Claims settled/dismissed	(3,300)	(10,400)

Pending claims, end of period	88,200	90,200

Payments (1)	$22	$20

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.
     We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $131 million and $136 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by $15 million.
     We recorded a receivable related to asbestos claims of $67 million and $69 million as of September 30, 2010 and December 31, 2009, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $10 million and $11 million were included in Current Assets as part of Accounts receivable at September 30, 2010 and December 31, 2009, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
     We believe that, at September 30, 2010, we had approximately $180 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $67 million insurance receivable recorded at September 30, 2010. We also had approximately $15 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis, and defense costs available with our primary insurance carriers through coverage-in-place agreements at September 30, 2010.
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
Guarantees
We will from time to time issue guarantees to financial institutions or other entities, on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the assets of the affiliate, lessor or customer. The guarantees expire at various times through 2029. We are unable to estimate the extent to which the assets of our affiliates, lessors or customers would be adequate to recover any payments made by us under the related guarantees.
NOTE 10. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Sales:
North American Tire	$2,176	$1,862	$6,004	$5,093
Europe, Middle East and Africa Tire	1,696	1,581	4,680	4,242
Latin American Tire	569	486	1,576	1,306
Asia Pacific Tire	521	456	1,500	1,223

Net Sales	$4,962	$4,385	$13,760	$11,864

Segment Operating Income (Loss):
North American Tire	$5	$2	$7	$(278)
Europe, Middle East and Africa Tire	77	106	259	41
Latin American Tire	95	99	237	220
Asia Pacific Tire	57	68	190	140

Total Segment Operating Income (Loss)	234	275	693	123
Rationalizations	(8)	(16)	(16)	(207)
Interest expense	(90)	(85)	(241)	(228)
Other expense	(62)	(4)	(173)	(66)
Asset write-offs and accelerated depreciation	(4)	(18)	(13)	(40)
Corporate incentive compensation plans	(18)	(15)	(45)	(29)
Intercompany profit elimination	(3)	16	(5)	(13)
Other	(7)	(13)	(47)	(36)

Income (Loss) before Income Taxes	$42	$140	$153	$(496)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Asset sales, as described in Note 3, Other Expense, and Asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Rationalizations:
North American Tire	$1	$13	$6	$102
Europe, Middle East and Africa Tire	5	1	(2)	81
Latin American Tire	1	2	4	16
Asia Pacific Tire	1	—	9	6

Total Segment Rationalizations	8	16	17	205
Corporate	—	—	(1)	2

	$8	$16	$16	$207

Asset Sales (gain) loss:
North American Tire	$(1)	$(3)	$(2)	$(3)
Europe, Middle East and Africa Tire	—	(4)	(1)	(1)
Latin American Tire	—	—	(7)	(1)
Asia Pacific Tire	(1)	—	(16)	(5)

Total Segment Asset Sales (gain) loss	(2)	(7)	(26)	(10)
Corporate	—	—	—	43

	$(2)	$(7)	$(26)	$33

Asset write-offs and accelerated depreciation:
North American Tire	$—	$3	$1	$14
Europe, Middle East and Africa Tire	—	—	1	1
Asia Pacific Tire	4	15	11	25

Total Segment Asset write-offs and accelerated depreciation	$4	$18	$13	$40

NOTE 11. INCOME TAXES
For the third quarter of 2010, we recorded tax expense of $55 million on income before income taxes of $42 million. For the third quarter of 2009, we recorded tax expense of $38 million on income before income taxes of $140 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, a non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. For the three and nine months ended September 30, 2010, the allocated amount is $13 million and $17 million, respectively. For the three and nine months ended September 30, 2009, the allocated amount is $28 million and $36 million, respectively. Income tax expense for the third quarter of 2009 also was impacted unfavorably by a charge of $6 million after minority interest, related to various discrete adjustments.
     For the first nine months of 2010, we recorded tax expense of $151 million on income before income taxes of $153 million. For the first nine months of 2009, we recorded tax expense of $3 million on a loss before income taxes of $496 million. Income tax expense for the first nine months of 2009 also was impacted favorably by $21 million primarily related to a benefit resulting from the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the second quarter, our unrecognized tax benefits increased by $29 million (absent any corresponding future tax refunds and deferred tax assets recorded in the period of $27 million) related to prior tax years in our European operations. It is reasonably possible that our unrecognized tax benefits may decrease by up to $50 million during the next 12 months as a consequence of settling prior tax years in Europe. We do not expect changes during the next 12 months to have a significant impact on our financial position or results of operations.
     Generally, years beginning after 2004 are still open to examination by foreign taxing authorities, including Germany, where we are open to examinations from 2003 onward. In the United States, we are open to examination from 2009 onward.
NOTE 12. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
		Minority			Minority
	Goodyear	Shareholders’	Total	Goodyear	Shareholders’	Total
	Shareholders’	Equity –	Shareholders’	Shareholders’	Equity –	Shareholders’
(In millions)	Equity	Nonredeemable	Equity	Equity	Nonredeemable	Equity
Balance at beginning of period	$735	$251	$986	$1,022	$231	$1,253
Comprehensive (loss) income:
Net (loss) income	(39)	19	(20)	(482)	13	(469)
Foreign currency translation (net of tax of $1 in 2010 and $0 in 2009)	48	8	56	171	4	175
Reclassification adjustment for amounts recognized in income, net of tax of $0 in all periods	—	—	—	(17)	—	(17)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $19 in 2010 and $37 in 2009)	106	—	106	98	—	98
Increase in net actuarial losses (net of tax of $1 in 2010 and $12 in 2009)	(12)	—	(12)	(29)	—	(29)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 in 2010 and $1 in 2009)	1	—	1	7	—	7
Unrealized investment gains (losses), net of tax of $0 in all periods	3	—	3	3	—	3

Other comprehensive (loss) income	146	8	154	233	4	237

Total comprehensive (loss) income	107	27	134	(249)	17	(232)
Dividends declared to Minority Shareholders	—	(10)	(10)	—	(3)	(3)
Common stock issued from treasury:
Stock-based compensation plans (Note 7)	8	—	8	2	—	2
Other	9	—	9	7	—	7

Balance at end of period	$859	$268	$1,127	$782	$245	$1,027

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Balance at beginning of period	$527	$572	$593	$619

Comprehensive income (loss):
Net income (loss)	1	21	22	(30)
Foreign currency translation, net of tax of $0 in all periods	61	30	(28)	27
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2010 ($0 and $1 in 2009)	2	1	4	3
Increase in net actuarial losses, net of tax of $0 in all periods	1	—	1	(1)

Total comprehensive income (loss)	65	52	(1)	(1)
Other	—	—	—	6

Balance at end of period	$592	$624	$592	$624

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed Goodyear’s obligations under the $1.0 billion outstanding principal amount of 10.5% senior notes due 2016, the $1.0 billion outstanding principal amount of 8.25% senior notes due 2020, and the $282 million outstanding principal amount of 8.75% senior notes due 2020 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	September 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$492	$29	$1,144	$—	$1,665
Accounts Receivable	938	256	2,267	—	3,461
Accounts Receivable From Affiliates	—	815	—	(815)	—
Inventories	1,261	194	1,597	(59)	2,993
Prepaid Expenses and Other Current Assets	66	6	206	6	284

Total Current Assets	2,757	1,300	5,214	(868)	8,403
Goodwill	—	25	480	186	691
Intangible Assets	109	1	53	—	163
Deferred Income Taxes	—	2	70	(1)	71
Other Assets	223	45	191	—	459
Investments in Subsidiaries	4,276	313	4,454	(9,043)	—
Property, Plant and Equipment	2,087	166	3,591	25	5,869

Total Assets	$9,452	$1,852	$14,053	$(9,701)	$15,656

Liabilities
Current Liabilities:
Accounts Payable-Trade	$709	$128	$1,976	$—	$2,813
Accounts Payable to Affiliates	744	—	71	(815)	—
Compensation and Benefits	359	31	337	—	727
Other Current Liabilities	362	35	620	(2)	1,015
Notes Payable and Overdrafts	—	—	259	—	259
Long Term Debt and Capital Leases Due Within One Year	1	—	117	—	118

Total Current Liabilities	2,175	194	3,380	(817)	4,932
Long Term Debt and Capital Leases	3,570	—	1,025	—	4,595
Compensation and Benefits	2,220	210	968	—	3,398
Deferred and Other Noncurrent Income Taxes	32	2	212	6	252
Other Long Term Liabilities	596	33	131	—	760

Total Liabilities	8,593	439	5,716	(811)	13,937

Commitments and Contingent Liabilities

Minority Shareholders’ Equity	—	—	378	214	592

Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock	—	—	—	—	—
Common Stock	243	333	5,155	(5,488)	243
Capital Surplus	2,799	143	1,026	(1,169)	2,799
Retained Earnings	1,043	1,399	2,666	(4,065)	1,043
Accumulated Other Comprehensive Loss	(3,226)	(462)	(1,156)	1,618	(3,226)

Goodyear Shareholders’ Equity	859	1,413	7,691	(9,104)	859
Minority Shareholders’ Equity — Nonredeemable	—	—	268	—	268

Total Shareholders’ Equity	859	1,413	7,959	(9,104)	1,127

Total Liabilities and Shareholders’ Equity	$9,452	$1,852	$14,053	$(9,701)	$15,656

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended September 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,020	$662	$5,290	$(3,010)	$4,962

Cost of Goods Sold	1,852	588	4,734	(3,054)	4,120
Selling, Administrative and General Expense	224	46	372	(2)	640
Rationalizations	1	—	7	—	8
Interest Expense	75	4	40	(29)	90
Other (Income) and Expense	3	(4)	(10)	73	62

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(135)	28	147	2	42
United States and Foreign Taxes	(7)	1	59	2	55
Equity in Earnings of Subsidiaries	108	1	—	(109)	—

Net (Loss) Income	(20)	28	88	(109)	(13)
Minority Shareholders Net (Loss) Income	—	—	7	—	7

Goodyear Net (Loss) Income	$(20)	$28	$81	$(109)	$(20)

	Three Months Ended September 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,789	$512	$4,042	$(1,958)	$4,385

Cost of Goods Sold	1,608	453	3,468	(2,006)	3,523
Selling, Administrative and General Expense	230	41	345	1	617
Rationalizations	6	8	2	—	16
Interest Expense	73	7	42	(37)	85
Other (Income) and Expense	(71)	(5)	(2)	82	4

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(57)	8	187	2	140
United States and Foreign Taxes	(24)	6	55	1	38
Equity in Earnings of Subsidiaries	105	6	—	(111)	—

Net (Loss) Income	72	8	132	(110)	102
Minority Shareholders Net (Loss) Income	—	—	30	—	30

Goodyear Net (Loss) Income	$72	$8	$102	$(110)	$72

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Nine Months Ended September 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$5,605	$1,754	$14,706	$(8,305)	$13,760

Cost of Goods Sold	5,077	1,565	13,014	(8,394)	11,262
Selling, Administrative and General Expense	685	137	1,098	(5)	1,915
Rationalizations	1	5	10	—	16
Interest Expense	202	12	109	(82)	241
Other (Income) and Expense	(40)	(15)	56	172	173

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(320)	50	419	4	153
United States and Foreign Taxes	(9)	8	151	1	151
Equity in Earnings of Subsidiaries	272	19	—	(291)	—

Net (Loss) Income	(39)	61	268	(288)	2
Minority Shareholders Net (Loss) Income	—	—	41	—	41

Goodyear Net (Loss) Income	$(39)	$61	$227	$(288)	$(39)

	Nine Months Ended September 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$5,014	$1,323	$11,055	$(5,528)	$11,864

Cost of Goods Sold	4,659	1,246	9,804	(5,614)	10,095
Selling, Administrative and General Expense	665	120	981	(2)	1,764
Rationalizations	95	11	101	—	207
Interest Expense	183	17	135	(107)	228
Other (Income) and Expense	(208)	(1)	(35)	310	66

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(380)	(70)	69	(115)	(496)
United States and Foreign Taxes	(46)	(10)	57	2	3
Equity in Earnings of Subsidiaries	(148)	(39)	—	187	—

Net (Loss) Income	(482)	(99)	12	70	(499)
Minority Shareholders Net (Loss) Income	—	—	(17)	—	(17)

Goodyear Net (Loss) Income	$(482)	$(99)	$29	$70	$(482)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(113)	$23	$404	$(231)	$83

Cash Flows from Investing Activities:
Capital expenditures	(231)	(14)	(367)	(6)	(618)
Asset dispositions	1	—	19	—	20
Capital contributions	—	—	(136)	136	—
Capital redemptions	12	—	—	(12)	—
(Increase) decrease in restricted cash	—	—	(2)	—	(2)
Return of investment in The Reserve Primary Fund	26	—	—	—	26
Other transactions	—	—	—	—	—

Total Cash Flows from Investing Activities	(192)	(14)	(486)	118	(574)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	3	91	—	94
Short term debt and overdrafts paid	(4)	—	(60)	—	(64)
Long term debt incurred	993	—	632	—	1,625
Long term debt paid	(974)	—	(255)	—	(1,229)
Common stock issued	1	—	—	—	1
Capital contributions	—	—	136	(136)	—
Capital redemptions	—	—	(12)	12	—
Intercompany dividends paid	—	—	(237)	237	—
Debt related costs and other transactions	(21)	—	(10)	—	(31)

Total Cash Flows from Financing Activities	(5)	3	285	113	396
Effect of exchange rate changes on cash and cash equivalents	—	—	(162)	—	(162)

Net Change in Cash and Cash Equivalents	(310)	12	41	—	(257)

Cash and Cash Equivalents at Beginning of the Period	802	17	1,103	—	1,922

Cash and Cash Equivalents at End of the Period	$492	$29	$1,144	$—	$1,665

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2009
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(1,028)	$3	$1,566	$(112)	$429

Cash Flows from Investing Activities:
Capital expenditures	(223)	(6)	(269)	(4)	(502)
Asset dispositions	152	1	19	(132)	40
Asset acquisitions	—	—	(132)	132	—
Capital contributions	—	—	(62)	62	—
(Increase) decrease in restricted cash	1	—	(99)	—	(98)
Return of investment in The Reserve Primary Fund	40	—	—	—	40
Other transactions	—	—	3	—	3

Total Cash Flows from Investing Activities	(30)	(5)	(540)	58	(517)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	87	—	87
Short term debt and overdrafts paid	(31)	(3)	(147)	—	(181)
Long term debt incurred	1,359	—	639	—	1,998
Long term debt paid	(301)	(1)	(840)	—	(1,142)
Common stock issued	2	—	—	—	2
Capital contributions	—	—	62	(62)	—
Intercompany dividends paid	—	(14)	(102)	116	—
Debt related costs and other transactions	(21)	—	(3)	—	(24)

Total Cash Flows from Financing Activities	1,008	(18)	(304)	54	740
Effect of exchange rate changes on cash and cash equivalents	—	1	43	—	44

Net Change in Cash and Cash Equivalents	(50)	(19)	765	—	696

Cash and Cash Equivalents at Beginning of the Period	822	40	1,032	—	1,894

Cash and Cash Equivalents at End of the Period	$772	$21	$1,797	$—	$2,590

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All per share amounts are diluted and refer to Goodyear net income (loss)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 56 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.
     We continued to experience improving industry conditions in the third quarter of 2010 as global economic conditions continued to recover, resulting in increased motor vehicle sales and production and increased demand for replacement tires compared to the third quarter of 2009. As a result, tire unit volumes in the third quarter of 2010 increased by approximately 6% compared to the third quarter of 2009 and our plant capacity utilization continued to improve, resulting in lower under-absorbed fixed overhead costs. Price and product mix improved in the third quarter of 2010, with global revenue per tire, excluding the impact of foreign currency translation, increasing by approximately 8% compared to the prior year period. Our price and product mix improvements are driven by our innovative new product engine, our selective focus on profitable growth opportunities and pricing actions. However, raw material costs, particularly for natural rubber, have risen rapidly and remain volatile and are expected to continue their upward trend. Furthermore, global tire industry demand remains below its historic levels in North America and Europe.
     Net sales were $4,962 million in the third quarter of 2010, compared to $4,385 million in the third quarter of 2009. Net sales increased due to improved price and product mix, higher tire volume globally, and an increase in other tire-related businesses, primarily in North American Tire’s third-party sales of chemical products.
     Net sales were $13,760 million in the first nine months of 2010, compared to $11,864 million in the first nine months of 2009. Net sales increased due to higher tire volume globally, an increase in other tire-related businesses, primarily in North American Tire’s third-party sales of chemical products, improved price and product mix, and favorable foreign currency translation, primarily in Asia Pacific Tire.
     In the third quarter of 2010, Goodyear net loss was $20 million, or $0.08 per share, compared to Goodyear net income of $72 million, or $0.30 per share, in the third quarter of 2009. Our total segment operating income for the third quarter of 2010 was $234 million, compared to $275 million in the third quarter of 2009. The $41 million decrease in segment operating income was due primarily to higher raw material costs of $381 million, net of cost savings, which were partially offset by improved price and product mix of $252 million and lower conversion costs. See “Results of Operations — Segment Information” for additional information.
     In the first nine months of 2010, Goodyear net loss was $39 million, or $0.16 per share, compared to $482 million, or $2.00 per share, in the first nine months of 2009. Our total segment operating income for the first nine months of 2010 was $693 million, compared to $123 million in the first nine months of 2009. The $570 million increase in segment operating income was due primarily to improved price and product mix, which more than offset increased raw material costs, lower conversion costs, and higher tire volume which were partially offset by higher selling, administrative and general expense. See “Results of Operations — Segment Information” for additional information.
     At September 30, 2010, we had $1,665 million in Cash and cash equivalents as well as $2,357 million of unused availability under our various credit agreements, compared to $1,922 million and $2,567 million, respectively, at December 31, 2009. The cash and cash equivalents decrease from December 31, 2009 was driven by capital expenditures of $618 million during the period and the remeasurement loss of $185 million on our cash in Venezuela. These decreases were partially offset by $426 million of net borrowing activities and $83 million of operating cash flows. See “Liquidity and Capital Resources” for additional information.
     In the first nine months of 2010, we had aggregate cost savings of approximately $350 million, including approximately $70 million in the third quarter of 2010. These cost savings consisted of continuous improvement initiatives, including cost savings under our master labor agreement with the United Steelworkers union (“USW”), increased low-cost country sourcing, and initiatives to reduce raw material costs and selling, administrative and general expense, including approximately $31 million of raw material cost savings in the third quarter. We also have announced high-cost capacity reductions of approximately 9 million units.
     Raw material prices, particularly for natural rubber, have risen rapidly during the third quarter of 2010. As a result, we expect fourth quarter raw material costs to be more than previously anticipated. We now expect fourth quarter 2010 raw material costs to increase by at least 35% compared with the fourth quarter of 2009. In order to mitigate some of the impact of high and volatile natural rubber prices, we are continuing to focus on price and product mix, to substitute synthetic rubber for natural rubber where possible and to work to identify additional substitution opportunities, to reduce the amount of natural rubber required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.
     We have also updated our outlook for the industry for 2010. In North America, we now expect consumer replacement to increase approximately 4% and consumer original equipment (“OE”) to increase approximately 30%. We continue to expect North American commercial replacement to increase approximately 15% and now expect commercial OE to increase approximately 25%. In Europe, we now expect consumer replacement to increase approximately 5% and consumer OE to increase approximately 10%. For European commercial tires, we now expect replacement to increase approximately 15% and OE to increase approximately 65%. The net impact of higher volume in 2010 will continue to have a positive impact; however, product mix may be adversely impacted by the stronger anticipated recovery in OE than in replacement.
     See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2010 and 2009
Net sales in the third quarter of 2010 were $4,962 million, increasing $577 million, or 13.2%, from $4,385 million in the third quarter of 2009. Goodyear net loss was $20 million, or $0.08 per share, in the third quarter of 2010, compared to Goodyear net income of $72 million, or $0.30 per share, in the third quarter of 2009.
     Net sales in the third quarter of 2010 were favorably impacted by improved price and product mix of $303 million, increased tire volume globally of $211 million, and an increase in other tire-related businesses’ sales of $137 million, primarily in North American Tire. These were partially offset by unfavorable foreign currency translation of $88 million.
     Worldwide tire unit sales in the third quarter of 2010 were 47.7 million units, increasing 2.7 million units, or 6.0%, from 45.0 million units in the third quarter of 2009. Replacement tire volume increased 1.4 million units, or 4.2%, due to improved economic conditions throughout the world. OE tire volume also increased 1.3 million units, or 12.1%, primarily in the consumer markets of North American Tire and Asia Pacific Tire due to improved economic conditions and increased demand for new vehicles.
     Cost of goods sold (“CGS”) in the third quarter of 2010 was $4,120 million, increasing $597 million, or 16.9%, from $3,523 million in the third quarter of 2009. CGS increased due to higher raw material costs of $381 million, higher tire volume of $161 million, higher costs in other tire-related businesses of $130 million, primarily in North American Tire, and product mix-related manufacturing cost increases of $51 million. CGS benefited from favorable foreign currency translation of $59 million, primarily in EMEA, lower conversion costs of $55 million, and savings from rationalization plans of approximately $16 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $75 million due to higher production volume and lower pension expenses of $25 million. The third quarter of 2010 also included asset write-offs and accelerated depreciation of $4 million ($3 million after-tax or $0.01 per share), compared to $18 million ($14 million after-tax or $0.06 per share) in the 2009 period. The third quarter of 2010 also included additional expenses of $4 million ($4 million after-tax or $0.02 per share) due to a supplier disruption. The third quarter of 2009 included expense of $5 million ($5 million after-tax or $0.02 per share) related to our labor contract with the USW. CGS was 83.0% of sales in the third quarter of 2010, compared to 80.3% in the third quarter of 2009.
     Selling, administrative and general expense (“SAG”) in the third quarter of 2010 was $640 million, increasing $23 million, or 3.7%, from $617 million in the third quarter of 2009. The increase in SAG was primarily driven by increased wages and benefits, including incentive compensation, of $29 million and higher advertising expenses of $7 million, which were partially offset by decreased other expenses of $11 million due primarily to an insurance recovery of $8 million ($8 million after-tax or $0.03 per share), favorable foreign currency translation of $9 million and savings from rationalization plans of $7 million. SAG was 12.9% of sales in the third quarter of 2010, compared to 14.1% in the third quarter of 2009.
     We recorded net rationalization charges of $8 million in the third quarter of 2010 ($7 million after-tax or $0.03 per share) and $16 million in the third quarter of 2009 ($15 million after-tax or $0.06 per share). Rationalization actions consisted of headcount reductions throughout the Company.
     Interest expense in the third quarter of 2010 was $90 million, increasing $5 million, or 5.9%, from $85 million in the third quarter of 2009. The increase related primarily to the issuance in August 2010 of our $1.0 billion principal amount of 8.25% senior notes due 2020 and borrowings on our European revolving credit facility partially offset by the repayment of our $500 million senior floating rate notes in December 2009 and our U.S. first lien revolving credit facility in the fourth quarter of 2009. Also increasing interest expense were higher weighted average interest rates.
     Other Expense in the third quarter of 2010 was $62 million, increasing $58 million from $4 million in the third quarter of 2009. Financing fees in the third quarter of 2010 were $63 million which included $56 million ($56 million after-tax or $0.23 per share) related to the redemption of $973 million of long term debt, of which $50 million was a cash premium paid on the redemption and $6 million was financing fees which were written off. Net gains on asset sales were $2 million in the third quarter of 2010 compared to net gains on asset sales of $7 million ($6 million after-tax or $0.03 per share) in the 2009 period. Net gains in the third quarter of 2009 were due primarily to the sale of property in Luxembourg. Foreign currency exchange net gains (losses) were a $5 million loss in the third quarter of 2010 compared to a $6 million gain in the third quarter of 2009. Foreign currency exchange reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. The 2009 period included a loss of $18 million ($18 million after-tax or $0.08 per share) on the liquidation of our subsidiary in Guatemala.
     For the third quarter of 2010, we recorded tax expense of $55 million on income before income taxes of $42 million. For the third quarter of 2009, we recorded tax expense of $38 million on income before income taxes of $140 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, for the three months ended September 30, 2010 and 2009, a $13 million ($13 million after minority interest or $0.06 per share) and $28 million ($28 million after minority interest or $0.11 per share), respectively, non-cash tax benefit has been allocated to the loss from our U.S. operations, with an offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense for the third quarter of 2009 also was impacted unfavorably by a charge of $6 million ($6 million after minority interest or $0.03 per share), related to various discrete adjustments. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.
     Minority shareholders’ net income in the third quarter of 2010 was $7 million, compared to $30 million in 2009. The decrease was due primarily to lower earnings in our joint venture in Europe. The 2009 period included a charge of $9 million ($0.04 per share) to correct minority shareholders’ net income and Goodyear net income for the six months ended June 30, 2009.
Nine Months Ended September 30, 2010 and 2009
Net sales in the first nine months of 2010 were $13,760 million, increasing $1,896 million, or 16.0%, from $11,864 million in the first nine months of 2009. Goodyear net loss was $39 million, or $0.16 per share, in the first nine months of 2010, compared to Goodyear net loss of $482 million, or $2.00 per share, in the first nine months of 2009.
     Net sales in the first nine months of 2010 were favorably impacted by increased tire volume globally of $914 million, an increase in other tire-related businesses’ sales of $423 million, primarily in North American Tire, improved price and product mix of $422 million, and foreign currency translation of $99 million, primarily in Asia Pacific Tire.
     Worldwide tire unit sales in the first nine months of 2010 were 135.5 million units, increasing 12.1 million units, or 9.8%, from 123.4 million units in the first nine months of 2009. Replacement tire volume increased 3.9 million units, or 4.1%, due to improved economic conditions throughout the world. OE tire volume also increased 8.2 million units, or 29.5%, primarily in the consumer markets of North American Tire and EMEA due to improved economic conditions and increased demand for new vehicles.
     CGS in the first nine months of 2010 was $11,262 million, increasing $1,167 million, or 11.6%, from $10,095 million in the first nine months of 2009. CGS increased due to higher tire volume of $756 million, higher costs in other tire-related businesses of $383 million, primarily in North American Tire, higher raw material costs of $152 million, and foreign currency translation of $108 million, primarily in Asia Pacific Tire. CGS benefited from decreased conversion costs of $198 million and savings from rationalization plans of approximately $80 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $213 million due to higher production volume. The first nine months of 2010 also included asset write-offs and accelerated depreciation of $13 million ($10 million after-tax or $0.04 per share), compared to $40 million ($35 million after-tax or $0.15 per share) in the 2009 period. CGS was 81.8% of sales in the first nine months of 2010, compared to 85.1% in the first nine months of 2009.
     SAG in the first nine months of 2010 was $1,915 million, increasing $151 million, or 8.6%, from $1,764 million in the first nine months of 2009. The increase in SAG was primarily driven by increased wages and benefits of $56 million that included incentive compensation of $32 million, higher advertising expenses of $32 million, unfavorable foreign currency translation of $19 million, and increased other expense of $20 million due primarily to increased general and product liability expense of $17 million in North American Tire, which were partially offset by savings from rationalization plans of $14 million. SAG was 13.9% of sales in the first nine months of 2010, compared to 14.9% in the first nine months of 2009.
     We recorded net rationalization charges of $16 million ($13 million after-tax or $0.05 per share) in the first nine months of 2010. Rationalization actions initiated in 2010 consisted of the closure of a high-cost tire manufacturing facility in Taipei, Taiwan and the consolidation of multiple warehouses in North American Tire to improve our supply chain.
     We recorded net rationalization charges of $207 million ($165 million after-tax or $0.68 per share) in the first nine months of 2009. Rationalization actions in 2009 primarily consisted of manufacturing headcount reductions throughout the Company.

     Upon completion of the 2010 plans, we estimate that annual operating costs will be reduced by approximately $13 million in CGS and $4 million in SAG. The savings realized in 2010 for the 2009 and prior years plans totaled $94 million of which $80 million was in CGS and $14 million was in SAG. For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
     Interest expense in the first nine months of 2010 was $241 million, increasing $13 million, or 5.7%, from $228 million in the first nine months of 2009. The increase related primarily to the issuance in May 2009 of our $1.0 billion principal amount of 10.5% senior notes due 2016 and the issuance in August 2010 of our $1.0 billion principal amount of 8.25% senior notes due 2020 partially offset by the repayment of our $500 million senior floating rate notes in December 2009, the repayment of our European revolving credit facility in the second quarter of 2009 and the repayment of our U.S. first lien revolving credit facility in the fourth quarter of 2009. Also increasing interest expense were higher weighted average interest rates.
     Other Expense in the first nine months of 2010 was $173 million, increasing $107 million from $66 million in the first nine months of 2009. The 2010 period included a first quarter loss of $110 million ($99 million after-tax or $0.41 per share) resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. The 2009 period included a loss of $18 million ($18 million after-tax or $0.08 per share) on the liquidation of our subsidiary in Guatemala.
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
     Financing fees in the first nine months of 2010 of $83 million included $56 million related to the redemption of $973 million of long term debt, of which $50 million was a cash premium paid on the redemption and $6 million was financing fees which were written off.
     Net gains on asset sales were $26 million ($17 million after-tax or $0.07 per share) in the first nine months of 2010 compared to net losses on asset sales of $33 million ($32 million after-tax or $0.13 per share) in the 2009 period. Net gains in the first nine months of 2010 related primarily to the sale of land in Thailand and the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008. Net losses in the first nine months of 2009 were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters in connection with the development of a proposed new headquarters in Akron, Ohio.
     For the first nine months of 2010 we recorded tax expense of $151 million on income before income taxes of $153 million. For the first nine months of 2009 we recorded tax expense of $3 million on a loss before income taxes of $496 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, for the nine months ended September 30, 2010 and 2009, a $17 million ($17 million after minority interest or $0.07 per share) and $36 million ($36 million after minority interest or $0.15 per share), respectively, non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense for the first nine months of 2009 also was impacted favorably by $21 million ($22 million after minority interest or $0.09 per share) primarily related to a benefit resulting from the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets.

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
     Minority shareholders’ net income in the first nine months of 2010 was $41 million, compared to a net loss of $17 million in 2009. The increase was due primarily to higher earnings in our joint venture in Europe.
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
     Total segment operating income in the third quarter of 2010 was $234 million, decreasing $41 million from $275 million in the third quarter of 2009. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2010 was 4.7%, compared to 6.3% in the third quarter of 2009.
     Total segment operating income in the first nine months of 2010 was $693 million, increasing $570 million from $123 million in the first nine months of 2009. Total segment operating margin in the first nine months of 2010 was 5.0%, compared to 1.0% in the first nine months of 2009.
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

North American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2010	2009	Change	Change	2010	2009	Change	Change
Tire Units	18.0	17.1	0.9	4.8%	49.8	45.8	4.0	8.8%
Net Sales	$2,176	$1,862	$314	16.9%	$6,004	$5,093	$911	17.9%
Operating Income (Loss)	5	2	3	>100%	7	(278)	285
Operating Margin	0.2%	0.1%			0.1%	(5.5)%
Three Months Ended September 30, 2010 and 2009
North American Tire unit sales in the third quarter of 2010 increased 0.9 million units, or 4.8%, to 18.0 million units. The increase was driven by higher sales in both replacement and OE in our consumer and commercial businesses. OE tire volume increased 0.5 million units, or 11.8%, due primarily to increased consumer vehicle production. Replacement volume increased 0.4 million units, or 2.9%, due primarily to higher consumer branded product sales.
     Net sales in the third quarter of 2010 were $2,176 million, increasing $314 million, or 16.9%, from $1,862 million in the third quarter of 2009. The increase was due primarily to higher sales in other tire-related businesses of $143 million driven by an increase in the volume and price of third-party sales of chemical products, improved price and product mix of $99 million, increased tire volume of $63 million and favorable foreign currency translation of $8 million.
     Operating income in the third quarter of 2010 was $5 million compared to $2 million in the third quarter of 2009. The quarter benefited from lower conversion costs of $35 million, higher tire sales volume of $11 million, and lower transportation costs of $7 million. Raw material costs increased $148 million, which were partially offset by improved price and product mix of $96 million. The decrease in conversion costs was driven by lower under-absorbed fixed overhead costs of approximately $31 million due to higher production volume. Though lower pension expense of $25 million and lower expense of $5 million ($5 million after-tax or $0.02 per share) related to our USW contract decreased conversion costs, that favorable impact was offset by increased profit sharing benefit costs associated with the USW contract, general inflation, and costs associated with ramping up production levels in our tire plants. Conversion costs and SAG expenses also included savings from rationalization plans of $12 million and $1 million, respectively.
     Operating income in the third quarter of 2010 excluded net rationalization charges of $1 million and net gains on asset sales of $1 million. Operating income in the third quarter of 2009 excluded net rationalization charges of $13 million, gains on asset sales of $3 million, and asset write-offs and accelerated depreciation of $3 million.
Nine Months Ended September 30, 2010 and 2009
North American Tire unit sales in the first nine months of 2010 increased 4.0 million units, or 8.8%, to 49.8 million units. The increase was due primarily to an increase in OE tire volume of 3.4 million units, or 38.0%, primarily in our consumer business driven by increased vehicle production. Replacement volume also increased 0.6 million units, or 1.8%, due primarily to higher consumer branded product sales.
     Net sales in the first nine months of 2010 were $6,004 million, increasing $911 million, or 17.9%, from $5,093 million in the first nine months of 2009. The increase was due primarily to higher sales in other tire-related businesses of $443 million, driven by an increase in the volume and price of third-party sales of chemical products, increased tire volume of $313 million, improved price and product mix of $117 million, and favorable foreign currency translation of $34 million.
     Operating income in the first nine months of 2010 was $7 million, improving $285 million from a loss of $278 million in the first nine months of 2009. Price and product mix improved $146 million, which more than offset raw material price increases of $15 million. Operating income also benefited from lower conversion costs of $97 million, increased operating income in our other tire-related businesses of $32 million, primarily related to sales of chemical products, higher tire volume of $31 million, and lower transportation costs of $17 million. The decrease in conversion costs was driven by lower under-absorbed fixed overhead costs of approximately $81 million due to higher production volume, and lower pension expense of $7 million. Increased general and product liability expense of $17 million negatively impacted the first nine months of 2010. Conversion costs and SAG expenses also included savings from rationalization plans of $53 million and $5 million, respectively.

     Operating income in the first nine months of 2010 excluded net rationalization charges of $6 million, net gains on asset sales of $2 million, and asset write-offs and accelerated depreciation of $1 million. The operating loss in the first nine months of 2009 excluded net rationalization charges of $102 million, asset write-offs and accelerated depreciation of $14 million, and gains on asset sales of $3 million.
Europe, Middle East and Africa Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2010	2009	Change	Change	2010	2009	Change	Change
Tire Units	19.1	17.8	1.3	7.2%	54.3	49.8	4.5	8.9%
Net Sales	$1,696	$1,581	$115	7.3%	$4,680	$4,242	$438	10.3%
Operating Income	77	106	(29)	(27.4)%	259	41	218	>100%
Operating Margin	4.5%	6.7%			5.5%	1.0%
Three Months Ended September 30, 2010 and 2009
Europe, Middle East and Africa Tire unit sales in the third quarter of 2010 increased 1.3 million units, or 7.2%, to 19.1 million units. Replacement tire volume increased 0.9 million units, or 6.3%, primarily in consumer as a result of improved economic conditions, while OE tire volume increased 0.4 million units, or 10.9%, primarily in our consumer business driven by increased vehicle production.
     Net sales in the third quarter of 2010 were $1,696 million, increasing $115 million, or 7.3%, from $1,581 million in the third quarter of 2009. Net sales increased due primarily to improved price and product mix of $119 million and higher tire volume of $101 million. These increases were partially offset by unfavorable foreign currency translation of $100 million and decreased sales in other tire-related businesses of $15 million, primarily in retail.
     Operating income in the third quarter of 2010 was $77 million, decreasing $29 million from $106 million in the third quarter of 2009. Operating income decreased due primarily to higher raw material costs of $154 million, which were partially offset by improved price and product mix of $60 million, and increased SAG expenses of $11 million due primarily to increased wages and benefits of $10 million. These increases were partially offset by lower conversion costs of $50 million and higher tire volume of $29 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $32 million due to higher production volume. Conversion costs and SAG expenses also included savings from rationalization plans of $1 million and $3 million, respectively. Operating income also included the impact of a strike in South Africa of $3 million ($3 million after-tax or $0.01 per share) in the third quarter of 2010.
     Operating income in the third quarter of 2010 excluded net rationalization charges of $5 million. Operating income in the third quarter of 2009 excluded net gains on asset sales of $4 million, and net rationalization charges of $1 million.
Nine Months Ended September 30, 2010 and 2009
Europe, Middle East and Africa Tire unit sales in the first nine months of 2010 increased 4.5 million units, or 8.9%, to 54.3 million units. Replacement tire volume increased 1.7 million units, or 4.1%, in consumer and commercial replacement as a result of improved economic conditions, while OE tire volume increased 2.8 million units, or 29.4%, primarily in our consumer business driven by increased vehicle production.
     Net sales in the first nine months of 2010 were $4,680 million, increasing $438 million, or 10.3%, from $4,242 million in the first nine months of 2009. Net sales increased due primarily to higher tire volume of $333 million and improved price and product mix of $188 million. These increases were partially offset by unfavorable foreign currency translation of $71 million and decreased sales in other tire-related businesses of $38 million, primarily in retail.
     Operating income in the first nine months of 2010 was $259 million, increasing $218 million from $41 million in the first nine months of 2009. Operating income increased due primarily to lower conversion costs of $132 million, higher tire volume of $82 million, improved price and product mix of $46 million which more than offset higher raw material costs of $24 million, and decreased other costs of $11 million due primarily to lower transportation costs. These were partially offset by an increase in SAG expenses of $28 million due primarily to increased advertising expenses of $18 million, increased incentive compensation of $5 million and increased warehousing costs of $5 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $84 million due to higher production volume. Conversion costs and SAG expenses also included savings from rationalization plans of $9 million and $6 million, respectively. Operating income also included the impact of a strike in South Africa of $3 million in 2010.
     Operating income in the first nine months of 2010 excluded the reversal of net rationalization charges of $2 million, net gains on asset sales of $1 million, and accelerated depreciation of $1 million. Operating income in the first nine months of 2009 excluded net rationalization charges of $81 million, net gains on asset sales of $1 million, and accelerated depreciation of $1 million.
Latin American Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2010	2009	Change	Change	2010	2009	Change	Change
Tire Units	5.2	5.0	0.2	4.4%	15.5	13.8	1.7	12.1%
Net Sales	$569	$486	$83	17.1%	$1,576	$1,306	$270	20.7%
Operating Income	95	99	(4)	(4.0)%	237	220	17	7.7%
Operating Margin	16.7%	20.4%			15.0%	16.8%
Three Months Ended September 30, 2010 and 2009
Latin American Tire unit sales in the third quarter of 2010 increased 0.2 million units, or 4.4%, to 5.2 million units. OE tire volume increased 11.4%, primarily in consumer as a result of increased vehicle production, while replacement tire volume increased 1.1%, primarily in commercial due to increased market share.
     Net sales in the third quarter of 2010 were $569 million, increasing $83 million, or 17.1%, from $486 million in the third quarter of 2009. Net sales increased due primarily to improved price and product mix of $82 million and higher tire volume of $18 million. These increases were partially offset by unfavorable foreign currency translation of $26 million which included $52 million related to the devaluation of the Venezuelan bolivar fuerte.
     Operating income in the third quarter of 2010 was $95 million, decreasing $4 million, or 4.0%, from $99 million in the third quarter of 2009. Operating income decreased due primarily to unfavorable foreign currency translation of $19 million, an increase in other expenses of $14 million, primarily lower profitability on intersegment transfers of $9 million and transportation costs of $5 million, and increased SAG expenses of $6 million, due primarily to higher wages and benefits of $7 million. These decreases were partially offset by improved price and product mix of $73 million which more than offset increased raw material costs of $44 million, lower conversion costs of $4 million, and higher tire volume of $2 million. Conversion costs included lower under-absorbed fixed overhead costs of $10 million due to increased production volume. Conversion costs and SAG expenses also included savings from rationalization plans of $2 million and $3 million, respectively. The devaluation of the Venezuelan bolivar fuerte, weak economic conditions and operational disruptions in Venezuela reduced operating income by approximately $24 million compared to the third quarter of 2009.
     Operating income in the third quarter of 2010 excluded net rationalization charges of $1 million. Operating income in the third quarter of 2009 excluded net rationalization charges of $2 million.
Nine Months Ended September 30, 2010 and 2009
Latin American Tire unit sales in the first nine months of 2010 increased 1.7 million units, or 12.1%, to 15.5 million units. Replacement tire volume increased 1.0 million units, or 10.3%, primarily in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.7 million units, or 16.0%, primarily in our consumer business due to increased vehicle production.
     Net sales in the first nine months of 2010 were $1,576 million, increasing $270 million, or 20.7%, from $1,306 million in the first nine months of 2009. Net sales increased due primarily to higher tire volume of $131 million and improved price and product mix of $121 million. The devaluation of the Venezuelan bolivar fuerte reduced net sales by $152 million compared to the first nine months of 2009 which was partially offset by favorable foreign currency translation of $148 million in other countries within the region.

     Operating income in the first nine months of 2010 was $237 million, increasing $17 million, or 7.7%, from $220 million in the first nine months of 2009. Operating income increased due primarily to improved price and product mix of $110 million which more than offset increased raw material costs of $52 million, lower conversion costs of $24 million, and higher tire volume of $19 million. These increases were partially offset by unfavorable foreign currency translation of $38 million, increased other expenses of $29 million due primarily to lower profitability on intersegment transfers of $13 million and increased transportation costs of $9 million, and higher SAG expenses of $19 million due primarily to higher wages and benefits of $11 million and warehousing costs of $5 million. Conversion costs included lower under-absorbed fixed overhead costs of $36 million due to increased production volume. Conversion costs and SAG expenses also included savings from rationalization plans of $4 million and $3 million, respectively.
     Operating income in the first nine months of 2010 excluded net gains on asset sales of $7 million and net rationalization charges of $4 million. Operating income in the first nine months of 2009 excluded net rationalization charges of $16 million and net gains on asset sales of $1 million.
     Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2009. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions and operational disruptions in Venezuela reduced Latin American Tire’s operating income by approximately $84 million in the first nine months of 2010. The $110 million remeasurement loss is included in Other Expense and, therefore, not included in segment operating income. For further information see “Item 1. Business – Recent Developments – Venezuelan Currency Devaluation” and “Item 1A. Risk Factors” in our 2009 Form 10-K, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview” below.
Asia Pacific Tire

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(In millions)	2010	2009	Change	Change	2010	2009	Change	Change
Tire Units	5.4	5.1	0.3	7.8%	15.9	14.0	1.9	13.9%
Net Sales	$521	$456	$65	14.3%	$1,500	$1,223	$277	22.6%
Operating Income	57	68	(11)	(16.2)%	190	140	50	35.7%
Operating Margin	10.9%	14.9%			12.7%	11.4%
Three Months Ended September 30, 2010 and 2009
Asia Pacific Tire unit sales in the third quarter of 2010 increased 0.3 million units, or 7.8%, to 5.4 million units. Replacement tire volume increased 0.1 million units, or 3.1%, primarily in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.2 million units, or 15.3%, primarily in our consumer business due to increased vehicle production.
     Net sales in the third quarter of 2010 were $521 million, increasing $65 million, or 14.3%, from $456 million in the third quarter of 2009. Net sales increased due primarily to favorable foreign currency translation of $30 million and higher tire volume of $29 million.
     Operating income in the third quarter of 2010 was $57 million, decreasing $11 million, or 16.2%, from $68 million in the third quarter of 2009. Operating income decreased due primarily to increased raw material costs of $35 million, which were partially offset by improved price and product mix of $23 million, and higher SAG expenses of $8 million. SAG increased due primarily to higher advertising costs and compensation expenses. The decrease in operating income was partially offset by increased tire volume of $8 million.
     Operating income in the third quarter of 2010 excluded asset write-offs and accelerated depreciation of $4 million, net rationalization charges of $1 million, and net gains on asset sales of $1 million. Operating income in the third quarter of 2009 excluded asset write-offs and accelerated depreciation of $15 million.

Nine Months Ended September 30, 2010 and 2009
Asia Pacific Tire unit sales in the first nine months of 2010 increased 1.9 million units, or 13.9%, to 15.9 million units. Replacement tire volume increased 0.6 million units, or 6.8%, primarily in consumer replacement as a result of improved economic conditions, while OE tire volume increased 1.3 million units, or 26.6%, primarily in our consumer business due to increased vehicle production.
     Net sales in the first nine months of 2010 were $1,500 million, increasing $277 million, or 22.6%, from $1,223 million in the first nine months of 2009. Net sales increased due primarily to favorable foreign currency translation of $140 million and higher tire volume of $137 million.
     Operating income in the first nine months of 2010 was $190 million, increasing $50 million, or 35.7%, from $140 million in the first nine months of 2009. Operating income increased due primarily to improved price and product mix of $72 million which more than offset increased raw materials costs of $61 million, higher tire volume of $26 million, lower conversion costs of $19 million, and favorable foreign currency translation of $16 million. These increases were partially offset by higher SAG expenses of $23 million due primarily to higher advertising costs and compensation expenses. Conversion costs included savings of $14 million from rationalization plans and lower under-absorbed fixed overhead costs of $12 million due to increased production volume, which more than offset other increases of $7 million.
     Operating income in the first nine months of 2010 excluded net gains on asset sales of $16 million, asset write-offs and accelerated depreciation of $11 million, and net rationalization charges of $9 million. Operating income in the first nine months of 2009 excluded asset write-offs and accelerated depreciation of $25 million, net rationalization charges of $6 million, and net gains on asset sales of $5 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
     We continued to experience improving industry conditions in the third quarter of 2010 as global economic conditions continued to recover, resulting in increased motor vehicle sales and production and increased demand for replacement tires compared to the third quarter of 2009. However, raw material costs, particularly for natural rubber, have risen rapidly and remain volatile and are expected to continue their upward trend. Furthermore, global tire industry demand remains below its historic levels in North America and Europe.
     In the first nine months of 2010, we had net cash provided by operating activities of $83 million. Operating cash flow in 2010 was favorably impacted by improved net income offset by an increase in trade working capital primarily driven by the increase in sales.
     At September 30, 2010, we had $1,665 million in Cash and cash equivalents, compared to $1,922 million at December 31, 2009. The cash and cash equivalents decrease from December 31, 2009 was driven by capital expenditures of $618 million during the period and the remeasurement loss of $185 million on our cash in Venezuela. These decreases were partially offset by $426 million of net borrowing activities and $83 million of operating cash flows.
     At September 30, 2010, we had $2,357 million of unused availability under our various credit agreements, compared to $2,567 million at December 31, 2009. The table below provides unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2010	2009
$1.5 billion first lien revolving credit facility due 2013	$995	$892
€505 million revolving credit facility due 2012	539	712
Chinese credit facilities	459	530
Other domestic and international debt	134	124
Notes payable and overdrafts	230	309

	$2,357	$2,567

At September 30, 2010, our unused availability included $459 million which can only be used to finance the relocation and expansion of our manufacturing facilities in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were $81 million of borrowings outstanding under these credit facilities at September 30, 2010.
     We have deposited our cash and cash equivalents and entered into various credit agreements and derivative contracts with financial institutions that we considered to be substantial and creditworthy at the time of such transactions. We seek to control our exposure to these financial institutions by diversifying our deposits, credit agreements and derivative contracts across multiple financial institutions, by setting deposit and counterparty credit limits based on long term credit ratings and other indicators of credit risk such as credit default swap spreads, and by monitoring the financial strength of these financial institutions on a regular basis. We also enter into master netting agreements with counterparties when possible. By controlling and monitoring exposure to financial institutions in this manner, we believe that we effectively manage the risk of loss due to nonperformance by a financial institution. However, we cannot provide assurance that we will not experience losses or delays in accessing our deposits or lines of credit due to the nonperformance of a financial institution. Our inability to access our cash deposits or make draws on our lines of credit, or the inability of a counterparty to fulfill its contractual obligations to us, could have a material adverse effect on our liquidity, financial position or results of operations in the period in which it occurs.
     In 2010, we expect our operating needs to include working capital increases of approximately $200 million, global contributions to our funded pension plans of approximately $300 million to $325 million, and our investing needs to include capital expenditures of approximately $1.0 billion to $1.1 billion. We also now expect interest expense to be approximately $325 million.
     In August 2010, we issued $1.0 billion aggregate principal amount of 8.25% senior notes due 2020. We used the net proceeds from the offerings of those notes, together with available cash, to redeem $973 million aggregate principal amount of outstanding notes on September 29, 2010, including $713 million of notes due in 2011 and $260 million of notes due in 2015. As a result of these transactions, we have paid off all of our material debt maturities due in 2011.

     On June 25, 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) was signed into law. The Pension Relief Act provides funding relief for defined benefit pension plan sponsors by deferring near-term contributions. As allowed by the Pension Relief Act, we elected funding relief for the 2009 plan year and expect to elect funding relief for the 2011 plan year, which is expected to reduce our total U.S. pension contributions in 2011 to 2014 by approximately $275 million to $325 million. We currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $175 million to $225 million in 2011. The reduction from funding relief will result in increased contributions in years after 2014.
     Sumitomo Rubber Industries, Ltd. (“SRI”) has certain minority exit rights that, if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in GDTE and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”) following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance” in our 2009 Form 10-K. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.
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
     If in the future we convert bolivares fuertes at a rate other than the official exchange rates or the official exchange rates are revised, we may realize additional gains or losses that would be recorded in the statement of operations. At September 30, 2010, we had bolivar fuerte denominated monetary assets of $233 million which consisted primarily of $164 million of cash, $54 million of accounts receivable and $15 million of deferred tax assets, and bolivar fuerte denominated monetary liabilities of $30 million which consisted primarily of $11 million of accounts payable — trade and $9 million of compensation and benefits. At December 31, 2009, we had bolivar fuerte denominated monetary assets of $389 million which consisted primarily of $369 million of cash, $11 million of deferred tax assets and $5 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $78 million which consisted primarily of $29 million of income taxes payable, $19 million of accounts payable — trade, and $11 million of compensation and benefits. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at September 30, 2010, and were translated at 2.15 bolivares fuertes to the U.S. dollar at December 31, 2009.
     Goodyear Venezuela’s sales were 1.3% and 2.4% of our net sales for the three months ended September 30, 2010 and 2009, respectively, and were 1.1% and 2.6% of our net sales for the nine months ended September 30, 2010 and 2009, respectively. Goodyear Venezuela’s operating income was 9.4% and 16.7% of our segment operating income for the three months ended September 30, 2010 and 2009, respectively. Goodyear Venezuela’s operating income was 5.2% and 97.6% of our segment operating income for the nine months ended September 30, 2010 and 2009, respectively. The percentage for the nine months ended September 30, 2009 was high due to the operating loss in North American Tire. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 60% bolivar fuerte denominated and approximately 40% U.S. dollar denominated. A 10% increase/(decrease) in each of the official exchange rates would decrease/(increase) Goodyear Venezuela’s sales and cost of goods sold on an annual basis by approximately $25 million and approximately $10 million, respectively.
     During the nine month period ended September 30, 2010 and 2009, Goodyear Venezuela settled $102 million and $18 million, respectively, of U.S. dollar denominated intercompany payables and accounts payable — trade. For the nine month period ended September 30, 2010, approximately 97% of those payables were settled at the essential goods rate of 2.6 bolivares fuertes to the U.S. dollar and, for the nine month period ended September 30, 2009, 100% were settled at the official rate of 2.15 bolivares fuertes to the U.S. dollar. At September 30, 2010, settlements of U.S. dollar denominated liabilities pending before the currency exchange board were approximately $133 million of which approximately $97 million are expected to be settled at 2.6 bolivares fuertes to the U.S. dollar and approximately $36 million are expected to be settled at 4.3 bolivares fuertes to the U.S. dollar. At September 30, 2010, approximately $57 million of the requested settlements were pending up to 180 days, approximately $8 million were pending from 180 to 360 days and approximately $68 million were pending over one year. Amounts pending up to 180 days include dividends payable of $17 million and amounts pending over one year include dividends payable of $14 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
     Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2009. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions and operational disruptions in Venezuela reduced Latin American Tire’s operating income by approximately $84 million in the first nine months of 2010. The operational challenges we face include high absenteeism, a lack of supplies and difficulties importing raw materials and finished goods. In response to the devaluation and conditions in Venezuela, we continue to evaluate the need to adjust prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material cost, production cost, market demand and adherence to government price controls. For a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors” in our 2009 Form 10-K.
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
Operating Activities
Net cash provided by operating activities was $83 million in the first nine months of 2010, compared to $429 million in the first nine months of 2009. Operating cash flow in 2010 was favorably impacted by improved net income. The first nine months of 2010 included a net cash outflow of $806 million for trade working capital, compared with net cash inflows of $287 million in 2009. The increase in trade working capital was primarily driven by an increase in accounts receivable due to higher sales.
Investing Activities
Net cash used in investing activities was $574 million in the first nine months of 2010, compared to $517 million in the first nine months of 2009. Capital expenditures were $618 million in the first nine months of 2010, compared to $502 million in the first nine months of 2009. Investing activities in the first nine months of 2009 included a net cash outflow of $98 million reflecting funds which were restricted for use in a tender offer to acquire shares of a Polish subsidiary.
Financing Activities
Net cash provided by financing activities was $396 million in the first nine months of 2010, compared to $740 million in the first nine months of 2009. This decrease was mainly due to lower borrowings on our revolving credit facilities. Financing activities in 2010 included net proceeds of $974 million from the issuance of our 8.25% senior notes due 2020. Financing activities in 2009 included net proceeds of $937 million from the issuance of our 10.5% senior notes due 2016 and $900 million of borrowings and $1,039 million of payments under our U.S. and European revolving credit facilities.
Credit Sources
In aggregate, we had total credit arrangements of $7,807 million available at September 30, 2010, of which $2,357 million were unused, compared to $7,579 million available at December 31, 2009, of which $2,567 million were unused. At September 30, 2010, we had long term credit arrangements totaling $7,318 million, of which $2,127 million were unused, compared to $7,046 million and $2,258 million, respectively, at December 31, 2009. At September 30, 2010, we had short term committed and uncommitted credit arrangements totaling $489 million, of which $230 million were unused, compared to $533 million and $309 million, respectively, at December 31, 2009. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At September 30, 2010, we had $2,369 million of outstanding notes, compared to $2,345 million at December 31, 2009.
     On March 5, 2010, we completed an offer to exchange our outstanding 7.857% notes due 2011 (“2011 Notes”) for a new series of 8.75% notes due 2020 (“2020 Notes”). A total of $262 million in principal amount of the 2011 Notes were validly tendered, and $282 million in aggregate principal amount of the 2020 Notes were issued in the exchange.
     On August 13, 2010, we issued $900 million aggregate principal amount of 8.25% senior notes due 2020. These notes were sold at 99.163% of the principal amount at an effective yield of 8.375% and will mature on August 15, 2020. On August 25, 2010, we issued $100 million aggregate principal amount of additional notes, which were sold at 100.750% of the principal amount at an effective yield of 8.119%. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below.
     On September 29, 2010, we redeemed all of our outstanding 2011 Notes, 8.625% senior notes due 2011, and 9% senior notes due 2015. The aggregate redemption price for these redemptions was $1,023 million, including a prepayment premium of $50 million.
     For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2009 Form 10-K and Note 6, “Financing Arrangements” in this Form 10-Q.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million European revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to one of the German subsidiaries (the “German borrower”) of GDTE, and a €350 million European revolving credit facility, which is available to the same German borrower and to GDTE and certain of its other subsidiaries with a €125 million sublimit for non-German borrowers and a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. At September 30, 2010, $54 million (€40 million) was outstanding under the German revolving credit facility and $82 million (€60 million) was outstanding under the European revolving credit facility. At December 31, 2009, there were no borrowings under the German or the European revolving credit facilities. Letters of credit issued under the European revolving credit facility totaled $13 million (€10 million) at September 30, 2010 and $14 million (€10 million) at December 31, 2009.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2010, our borrowing base, and therefore our availability, under this facility was $22 million below the facility’s stated amount of $1.5 billion.

     At September 30, 2010, we had no borrowings outstanding and $483 million of letters of credit issued under the revolving credit facility. At December 31, 2009, we had no borrowings outstanding and $494 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At September 30, 2010 and December 31, 2009, this facility was fully drawn.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At September 30, 2010, the amount available and fully utilized under this program totaled $446 million (€327 million), compared to $437 million (€304 million) at December 31, 2009. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have accounts receivable securitization programs totaling $68 million at September 30, 2010 and December 31, 2009. The receivables sold under this program also serve as collateral for the facility. We have concluded that we retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At September 30, 2010, the gross amount of receivables sold was $133 million, compared to $113 million at December 31, 2009.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At September 30, 2010, these non-revolving credit facilities had total unused availability of 3.1 billion renminbi ($459 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.8 billion renminbi of unused availability at September 30, 2010) matures in 2016 and principal amortization begins in 2013. At September 30, 2010, there were $81 million of borrowings outstanding under this facility. The other facility (with 1.3 billion renminbi of unused availability at September 30, 2010) will mature eight years after the first borrowing and will begin principal amortization five years after the first borrowing. At September 30, 2010, there were no borrowings outstanding under this facility. There were no amounts outstanding under either of the facilities at December 31, 2009.

Covenant Compliance
Our amended and restated first lien revolving and second lien credit facilities and some of the indentures governing our notes contain certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.
     We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:
•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of September 30, 2010, our availability under this facility of $995 million, plus our Available Cash of $521 million, totaled $1.5 billion, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.
In addition, our €505 million senior secured European and German revolving credit facilities contain non-financial covenants similar to the non-financial covenants in our first lien revolving and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined, through March 31, 2011, net of the sum of (1) cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, (2) cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and (3) availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2010, we were in compliance with this financial covenant.
     There are no known future changes to, or new covenants in, any of our existing debt obligations. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
     At September 30, 2010, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
     Covenant EBITDA is a non-GAAP financial measure that is presented not as a measure of operating results, but rather as a measure of limitations imposed under our credit facilities and indentures. Covenant EBITDA should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. Our failure to comply with the financial covenants in our credit facilities could have a material adverse effect on our liquidity and operations. Limitations on our ability to incur debt in accordance with our credit facilities and indentures could affect our liquidity, and we believe that the presentation of Covenant EBITDA provides investors with important information.
     The following table presents the calculation of EBITDA and the calculation of Covenant EBITDA for the periods indicated. Other companies may calculate similarly titled measures differently than we do. Certain line items in the table under “Credit Facility Adjustments” are presented as defined in the credit facilities and indentures and do not reflect amounts as presented in the Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Goodyear Net (Loss) Income	$(20)	$72	$(39)	$(482)
Interest Expense	90	85	241	228
United States and Foreign Taxes	55	38	151	3
Depreciation and Amortization Expense	166	159	487	471

EBITDA	291	354	840	220

Credit Facilities Adjustments:
Other Adjustments to Net (Loss) Income (1)	—	20	—	68
Minority Interest in Net (Loss) Income of Subsidiaries	7	30	41	(17)
Other Non-Cash Items	2	16	4	29
Capitalized Interest and Other Interest Related Expense	9	9	26	30
Rationalization Charges	2	6	(3)	14

Covenant EBITDA	$311	$435	$908	$344

(1)	Includes the sale of certain properties in Akron, Ohio.
Potential Future Financings
In addition to our previous financing activities, we may seek to undertake additional financing actions which could include restructuring bank debt or capital markets transactions, possibly including the issuance of additional debt or equity. Given the challenges that we face and the uncertainties of the market conditions, access to the capital markets cannot be assured.
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

Recoverability of Goodwill
We completed our 2010 annual impairment analysis as of July 31st. Goodwill balances at September 30, 2010 were $94 million, $519 million and $78 million for North American Tire, EMEA and Asia Pacific Tire, respectively. For purposes of our annual impairment testing, we determined the estimated fair values using a discounted cash flow approach consistent with the methodology used in the prior year. The key assumptions incorporated in the discounted cash flow approach include growth rates, projected segment operating income, changes in working capital, our plan for capital expenditures, anticipated funding for pensions, and a discount rate equal to our assumed long-term cost of capital. The annual impairment test indicated there is no impairment of goodwill. Fair value would have to decline over 40% for North American Tire, over 45% for EMEA and over 20% for Asia Pacific Tire to reduce fair value below carrying value. The discount rate used would have to increase over two percentage points for North American Tire, over seven percentage points for EMEA and over two percentage points for Asia Pacific Tire or the assumed growth rate would have to be negative for all of the business units to indicate a potential impairment.

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

	Payment Due by Period as of December 31, 2009
							Beyond
(In millions)	Total	2010	2011	2012	2013	2014	2014
Debt Obligations (1)	$4,522	$335	$11	$93	$23	$1,207	$2,853
Interest Payments (2)	2,278	291	276	272	268	250	921
Pension Benefits (3)	2,502	350	363	588	538	663	NA

(1)	Debt obligations include Notes payable and overdrafts and reflect the maturities as of December 31, 2009 updated to include the issuance of $1 billion aggregate principal amount of our 8.25% senior notes due 2020, the exchange of $262 million of our 7.857% notes due 2011 for $282 million aggregate principal amount of our 8.75% notes due 2020, and the redemption of $388 million of our 7.857% notes due 2011, $325 million of our 8.625% senior notes due 2011, and $260 million of our 9% senior notes due 2015.

(2)	These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2009 plus the specified margin in the associated debt agreements for each period presented. These amounts were updated to include the interest payments related to the issuance of $1 billion aggregate principal amount of our 8.25% senior notes due 2020, the exchange of $262 million of our 7.857% notes due 2011 for $282 million aggregate principal amount of our 8.75% notes due 2020, and the redemption of $388 million of our 7.857% notes due 2011, $325 million of our 8.625% senior notes due 2011, and $260 million of our 9% senior notes due 2015.

(3)	Pension benefits have been revised to reflect updated funding estimates. These updates include the election of funding relief for the 2009 plan year and the expected election of funding relief for the 2011 plan year in the U.S. as allowed by the Pension Relief Act, completion of 2010 funding valuations worldwide, and reductions to funding interest rate assumptions.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:
•	deteriorating economic conditions in any of our major markets, or an inability to access capital markets or third-party financing when necessary, may materially adversely affect our operating results, financial condition and liquidity;

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives, including the implementation of new information technology systems, our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expenses;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	work stoppages, financial difficulties or supply disruptions at our major OE customers, dealers or suppliers could harm our business;

•	continued pricing pressures from vehicle manufacturers may materially adversely affect our business;

•	if we experience a labor strike, work stoppage or other similar event our financial position, results of operations and liquidity could be materially adversely affected;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	the challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s minority interests in GDTE and GDTNA following the determination of the fair value of those interests;

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2010, 45% of our debt was at variable interest rates averaging 3.72% compared to 44% at an average rate of 3.13% at December 31, 2009.
     The following table presents information about long term fixed rate debt, excluding capital leases, at September 30:

(In millions)
Fixed Rate Debt	2010	2009
Carrying amount — liability	$2,627	$2,452
Fair value — liability	2,838	2,500
Pro forma fair value — liability	2,941	2,580
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2010 and 2009, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
     The following table presents foreign currency forward contract information at September 30:

(In millions)	2010	2009
Fair value — asset (liability)	$(31)	$(17)
Pro forma decrease in fair value	(121)	(175)
Contract maturities	10/10-10/19	10/09-10/19
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

     Fair values are recognized on the Consolidated Balance Sheet at September 30 as follows:

(In millions)	2010	2009
Accounts receivable	$13	$13
Prepaid Expenses and Other Current Assets	—	3
Other Assets	1	—
Other Current Liabilities	(45)	(33)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2010, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 90,100 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2010, approximately 600 new claims were filed against us and approximately 2,500 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2010 was $4 million and $22 million, respectively. At September 30, 2010, there were approximately 88,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 9, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
South African Competition Tribunal Proceedings
On August 31, 2010, the South African Competition Commission referred a complaint to the South African Competition Tribunal alleging that Goodyear South Africa (Pty) Ltd., Apollo Tyres South Africa (Pty) Ltd., Continental Tyre South Africa (Pty) Ltd., Bridgestone South Africa (Pty) Ltd., and the South African Tyre Manufacturers Conference (Pty) Ltd. engaged in anti-competitive conduct in the tire market in South Africa in violation of the South African Competition Act. The Competition Commission is seeking a penalty of approximately $30 million, which is based on a percentage of Goodyear South Africa’s annual revenues in 2008. Goodyear South Africa has conducted an internal investigation regarding these allegations and intends to defend itself before the Competition Tribunal.
Reference is made to Item 3 of Part I of our 2009 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2009 Form 10-K includes a detailed discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2010. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
7/1/10-7/31/10	—	$—	—	—
8/1/10-8/31/10	50,479	10.17	—	—
9/1/10-9/30/10	90,160	10.67	—	—

Total	140,639	$10.49	—	—

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on
Form 10-Q.

S I G N A T U R E S
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: October 28, 2010	By:	/s/ Thomas A. Connell
Thomas A. Connell, Vice President and Controller
(Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2010
INDEX OF EXHIBITS

Exhibit
Table
Item			Exhibit
No.		Description of Exhibit	Number
3		Articles of Incorporation and By-Laws

(a	)
Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, April 11, 2006, April 7, 2009, October 6, 2009 and October 5, 2010 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2010, File No. 1-1927).

4		Instruments Defining the Rights of Security Holders, Including Indentures

(a	)
Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2010, File No. 1-1927), as supplemented by the First Supplemental Indenture thereto, dated as of August 13, 2010, in respect of the Company’s 8.25% Senior Notes due 2020 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2010, File No. 1-1927).

12		Statement re Computation of Ratios

(a	)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31		302 Certifications

(a	)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b	)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32		906 Certifications

(a	)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101		Interactive Data File

(a	)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101

E-1