Form 10-K
period 2010-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2011-02-10
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐                         No ☑
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2010, was approximately $2.4 billion.
Shares of Common Stock, Without Par Value, outstanding at January 31, 2011:
242,976,369

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2011 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2010

Item
Number		Page Number

PART I
1	Business	1
1A	Risk Factors	13
1B	Unresolved Staff Comments	22
2	Properties	22
3	Legal Proceedings	22

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
6	Selected Financial Data	26
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
7A	Quantitative and Qualitative Disclosures About Market Risk	57
8	Financial Statements and Supplementary Data	59
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	127
9A	Controls and Procedures	127
9B	Other Information	127

PART III
10	Directors, Executive Officers and Corporate Governance	127
11	Executive Compensation	128
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	128
13	Certain Relationships and Related Transactions	128
14	Principal Accountant Fees and Services	128

PART IV
15	Exhibits and Financial Statement Schedules	128
Signatures		129
Index to Financial Statement Schedules		FS-1
Index of Exhibits		X-1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-12.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

ITEM 1.	BUSINESS.

BUSINESS OF GOODYEAR

The Goodyear Tire & Rubber Company (the “Company”) is an Ohio corporation organized in 1898. Its principal offices are located at 1144 East Market Street, Akron, Ohio 44316-0001. Its telephone number is (330) 796-2121. The terms “Goodyear”, “Company” and “we”, “us” or “our” wherever used herein refer to the Company together with all of its consolidated U.S. and foreign subsidiary companies, unless the context indicates to the contrary.

We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. Our 2010 net sales were $18.8 billion, and Goodyear’s net loss in 2010 was $216 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,500 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 56 manufacturing facilities in 22 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 72,000 full-time and temporary associates worldwide.

AVAILABLE INFORMATION

We make available free of charge on our website, http://www.goodyear.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission (the “SEC”). The information on our website is not incorporated by reference in or considered to be a part of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Sale of Farm Tire Businesses.  On December 13, 2010, we entered into agreements with Titan Tire Corporation, a subsidiary of Titan International Inc., to sell our European and Latin American farm tire businesses, including a licensing agreement that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Latin America and North America, for approximately $130 million, subject to post-closing conditions and adjustments. The Latin American portion of the transaction is expected to close in the first half of 2011. The European portion of the transaction is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils. Assuming both the Latin American and European portions of the transaction are consummated, our operating results, excluding the estimated loss on the sale of the European portion of the transaction of approximately $50 million to $75 million, are not expected to be materially affected, although the impact on segment operating income will vary by region. Following the respective sales, EMEA’s operating income is expected to be favorably affected by approximately $20 million to $25 million on an annualized basis due to recent operating losses in the European farm tire business, while Latin American Tire’s operating income is expected to be unfavorably affected by approximately $30 million to $35 million on an annualized basis.

Union City, Tennessee Rationalization Plan.  On February 4, 2011, we approved a plan to close our tire manufacturing facility in Union City, Tennessee. The facility, which has about 1,900 associates, produces radial passenger car and light truck tires. We expect the closure of the Union City facility to be substantially completed in the fourth quarter of 2011. The estimated charges associated with the planned closure are expected to be approximately $270 million ($270 million after-tax), of which approximately $140 million are expected to be cash charges, including approximately $65 million related to severance benefits, including continuing medical coverage, and approximately $75 million related to other associate-related and exit costs, and approximately $130 million are expected to be non-cash charges, including approximately $60 million related to accelerated depreciation and asset write-offs and approximately $70 million related to pension and retiree medical costs. Under the terms of our pre-existing benefit plans, we recorded a charge of $160 million ($160 million after-tax) associated with the plan in the fourth quarter of 2010. The remainder of the charges will be substantially recognized within the next 12 months. The plan will eliminate physical capacity of approximately 12 million tires per year, although we have only manufactured seven million tires per year at this facility since we adopted a five-day schedule in 2009, and is expected to provide annual cost savings of approximately $80 million.

Amiens, France Rationalization Plan.  On May 26, 2009, we announced a plan that would discontinue consumer tire production at one of our manufacturing facilities in Amiens, France. In the fourth quarter of 2010, we recorded $43 million of additional charges and now estimate that the total charges associated with this plan will be $107 million (approximately $70 million after taxes and minority interest). These total charges primarily relate to cash severance payments that will be made as actions are taken in the future. This action would eliminate approximately six million units of high-cost capacity and is now expected to be completed by the fourth quarter of 2011.

DESCRIPTION OF GOODYEAR’S BUSINESS

General Information Regarding Our Segments

For the year ended December 31, 2010, we operated our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.

Financial information related to our operating segments for the three year period ended December 31, 2010 appears in the Note to the Consolidated Financial Statements No. 17, Business Segments.

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

Our principal products are new tires for most applications. Approximately 84% of our sales in 2010 were for new tires, compared to 83% and 82% in 2009 and 2008, respectively. Sales of chemical products and natural rubber to unaffiliated customers were 6% in 2010, 4% in 2009 and 6% in 2008 of our consolidated sales (14%, 9% and 14% of

North American Tire’s total sales in 2010, 2009 and 2008, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2010	2009	2008

North American Tire	74%	77%	73%
Europe, Middle East and Africa Tire	93	88	88
Latin American Tire	93	93	92
Asia Pacific Tire	84	83	82

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.

Goodyear does not include motorcycle, all terrain vehicle or consigned tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2010	2009	2008

North American Tire	66.7	62.7	71.1
Europe, Middle East and Africa Tire	72.0	66.0	73.6
Latin American Tire	20.7	19.1	20.0
Asia Pacific Tire	21.4	19.2	19.8

Goodyear worldwide tire units	180.8	167.0	184.5

Our replacement and OE tire unit sales during the periods indicated were:

GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2010	2009	2008

Replacement tire units	133.0	128.0	134.1
OE tire units	47.8	39.0	50.4

Goodyear worldwide tire units	180.8	167.0	184.5

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers.

We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. Goodyear and Dunlop brand tires enjoy a high recognition factor and have a reputation for performance and quality. The Kelly, Debica, Sava and Fulda brands and various house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.

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

Goodyear brand radial passenger tire lines sold in the United States and Canada include Assurance Fuel Max, Assurance TripleTred and our new Assurance ComforTred Touring for the premium passenger tire market; while our Eagle family of product lines is available for the high performance market and includes RunOnFlat extended mobility technology (“ROF” or “EMT”) tires. The major lines of Goodyear brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks include Wrangler, featuring technologies including MT/R with Kevlar, SilentArmor and DuraTrac; and Fortera, featuring TripleTred Technology. Goodyear also offers Dunlop brand radial passenger tire lines, including Signature and SP Sport, and Fierce performance tires, as well as Dunlop brand radials for light trucks including the Rover and Grandtrek lines. Additionally, North American Tire manufactures and sells several lines of Kelly brand tires as well as private brand radial passenger and light truck tires in the United States and Canada.

North American Tire manufactures and sells all-steel, radial medium truck tires under the Goodyear, Dunlop and Kelly brands, for use on commercial trucks and trailers.

North American Tire also:

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,
•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,
•	provides automotive maintenance and repair services at approximately 680 retail outlets primarily under the Goodyear or Just Tires names,
•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 170 Wingfoot Commercial Centers,
•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,
•	sells chemical and natural rubber products to Goodyear’s other business segments and to unaffiliated customers, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by North American Tire during the periods indicated were:

NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2010	2009	2008

Replacement tire units	50.8	50.0	51.4
OE tire units	15.9	12.7	19.7

Total tire units	66.7	62.7	71.1

North American Tire is a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks and aircraft that have production facilities located in North America.

North American Tire’s primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Cooper and several Asian manufacturers.

Goodyear, Dunlop and Kelly brand tires are sold in the United States and Canada through several channels of distribution. The principal channel for Goodyear brand tires is a large network of independent dealers. Goodyear, Dunlop and Kelly brand tires are also sold to numerous national and regional retail marketing firms in the United States. Several lines of private label brand tires are sold to independent dealers, national and regional wholesale marketing organizations and various other retail marketers.

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

Europe, Middle East And Africa Tire

Europe, Middle East and Africa Tire (“EMEA”), our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, motorcycles, farm implements and construction equipment throughout Europe, the Middle East and Africa, exports tires to other regions of the world and provides miscellaneous other products and services. EMEA manufactures tires in 16 plants in England, France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey. EMEA:

•	manufactures and sells Goodyear, Dunlop, Debica, Sava and Fulda brands and other house brand passenger, truck, motorcycle, farm and OTR tires,
•	sells new aviation tires, and manufactures and sells retreaded aviation tires,
•	exports tires for sale in North America and other regions of the world,
•	provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,
•	offers automotive repair services at retail outlets, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by EMEA during the periods indicated were:

EUROPE, MIDDLE EAST AND AFRICA TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2010	2009	2008

Replacement tire units	55.6	52.8	55.9
OE tire units	16.4	13.2	17.7

Total tire units	72.0	66.0	73.6

EMEA is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Europe, the Middle East and Africa.

EMEA’s main competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.

Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava, and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 200 are owned by Goodyear.

Our European operations are subject to regulation by the European Union. In 2009, two important regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking and noise in order to be sold in the European Union, and will become effective between 2012 and 2020. The Tire Labeling Regulation applies to all car and light and commercial truck tires produced after July 1, 2012 and requires that tires be labeled to inform consumers about the tire’s fuel efficiency, wet grip and noise characteristics. For both of these regulations, additional implementing rules are being developed and are expected to be finalized by the end of 2011.

Latin American Tire

Our Latin American Tire segment manufactures and sells automobile, truck and farm tires throughout Central and South America and in Mexico, sells tires to various export markets, retreads and sells commercial truck, aviation and OTR tires, and provides other products and services. Latin American Tire manufactures tires in six plants in Brazil, Chile, Colombia, Peru and Venezuela.

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

Markets and Other Information

Tire unit sales to replacement customers and to OE customers served by Latin American Tire during the periods indicated were:

LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2010	2009	2008

Replacement tire units	13.9	13.1	13.9
OE tire units	6.8	6.0	6.1

Total tire units	20.7	19.1	20.0

Latin American Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in the region. Goodyear brand tires are sold for replacement primarily through independent dealers. Significant competitors include Pirelli, Bridgestone, Michelin and Continental.

Asia Pacific Tire

Our Asia Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, farm, construction and mining equipment and the aviation industry throughout the Asia Pacific region. Asia Pacific Tire manufactures tires in seven plants in China, India, Indonesia, Japan, Malaysia and Thailand. Asia Pacific Tire also:

•	retreads truck tires and aviation tires,
•	manufactures tread rubber and other tire retreading materials for truck and aviation tires,
•	provides automotive maintenance and repair services at retail outlets, and
•	provides miscellaneous other products and services.

Markets and Other Information

Tire unit sales to replacement customers and OE customers served by Asia Pacific Tire during the periods indicated were:

ASIA PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2010	2009	2008

Replacement tire units	12.7	12.1	12.9
OE tire units	8.7	7.1	6.9

Total tire units	21.4	19.2	19.8

Asia Pacific Tire’s major competitors are Bridgestone and Michelin along with many other global brands present in different areas, including Continental, Dunlop, Yokohama, Pirelli, and a large number of regional and local tire producers.

Asia Pacific Tire sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Kelly, Fulda and Sava, are sold in smaller quantities. Tires are sold through a network of licensed or franchised stores and multi-brand retailers through a network of wholesale dealers. In Australia and New Zealand, we also operate a network of approximately 400 retail stores under the Beaurepaires and Frank Allen brands.

GENERAL BUSINESS INFORMATION

Sources and Availability of Raw Materials

The principal raw materials used by Goodyear are natural and synthetic rubber. Natural rubber typically accounts for approximately half of all rubber consumed by us on an annual basis. We purchase all of our requirements for natural rubber in the world market. Our plants located in Beaumont and Houston, Texas, supply the major portion of our global synthetic rubber requirements.

Significant quantities of steel cord are used for radial tires, a portion of which we produce. Other important raw materials we use are carbon black, fabrics and petrochemical-based commodities. Substantially all of these raw materials are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials we will require during 2011, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.

Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

In 2010, raw material costs increased by approximately 12% in our tire businesses compared to 2009, primarily driven by an increase in the cost of natural and synthetic rubber. We expect our raw material costs in the first quarter of 2011 to increase 25% to 30% when compared with the first quarter of 2010. Similar increases are expected for the second quarter of 2011 compared with the second quarter of 2010. We expect raw material costs to peak in the third quarter of 2011. However, natural rubber prices and petrochemical-based commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.

Patents and Trademarks

We own approximately 2,400 product, process and equipment patents issued by the United States Patent Office and approximately 3,700 patents issued or granted in other countries around the world. We also have licenses under numerous patents of others. We have approximately 500 applications for United States patents pending and approximately 2,000 patent applications on file in other countries around the world. While such patents, patent applications and licenses as a group are important, we do not consider any patent, patent application or license, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.

We own, control or use approximately 1,700 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 11,600 registrations and 800 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.

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

	Year Ended December 31,
(In millions)	2010	2009	2008

Research and development expenditures	$342	$337	$366

Employees

At December 31, 2010, we employed approximately 72,000 full-time and temporary people throughout the world, including approximately 39,000 people covered under collective bargaining agreements. At December 31, 2009, we employed approximately 69,000 full-time and temporary people throughout the world, including approximately 39,000 people covered under collective bargaining agreements. Approximately 10,000 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers (“USW”), which expires in July 2013. Approximately 19,000 of our employees outside of the United States are covered by union contracts which currently have expired or that will expire in 2011, primarily in Brazil, France, Germany, Luxembourg, Poland, Turkey, and Venezuela. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.

Compliance with Environmental Regulations

We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $46 million during 2011 and approximately $66 million during 2012.

We expended approximately $55 million during 2010, and expect to expend approximately $56 million and $57 million during 2011 and 2012, respectively, to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.

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

INFORMATION ABOUT INTERNATIONAL OPERATIONS

We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 22 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2010 appears in the Note to the Consolidated Financial Statements No. 17, Business Segments, and is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are: (1) the names and ages of all executive officers of the Company at February 10, 2011, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	47
Mr. Kramer joined Goodyear in March 2000 as Vice President — Corporate Finance, serving in that capacity as Goodyear’s principal accounting officer until August 2002, when he was elected Vice President, Finance — North American Tire. In August 2003, he was named Senior Vice President, Strategic Planning and Restructuring, and in June 2004 was elected Executive Vice President and Chief Financial Officer. Mr. Kramer was elected President, North American Tire in March 2007 and continued to serve as Chief Financial Officer until August 2007. In June 2009, Mr. Kramer was elected Chief Operating Officer and continued to serve as President, North American Tire until February 16, 2010. He was elected Chief Executive Officer and President effective April 13, 2010 and Chairman effective October 1, 2010. Mr. Kramer is the principal executive officer of the Company.

Curt J. Andersson	President, North American Tire	49
Mr. Andersson was named President, North American Tire on February 16, 2010. Mr. Andersson is the executive officer responsible for Goodyear’s operations in North America. Prior to joining Goodyear, Mr. Andersson was President of the Crouse-Hinds division of Cooper Industries plc, a global manufacturer of electrical products, from 2003 until February 2010.

Arthur de Bok	President, Europe, Middle East and Africa Tire	48
After joining Goodyear on December 31, 2001, Mr. de Bok served in various managerial positions in Goodyear’s European operations. Mr. de Bok was named President, European Union Tire in September 2005. Effective February 1, 2008, Mr. de Bok became President, Europe, Middle East and Africa Tire, the new operating segment created by the combination of Goodyear’s European Union and Eastern Europe business units. Mr. de Bok is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa.

Jaime Cohen Szulc	President, Latin American Tire	48
Mr. Szulc joined Goodyear in September 2010 and became President, Latin American Tire in December 2010, succeeding Eduardo Fortunato upon his retirement. Mr. Szulc is the executive officer responsible for Goodyear’s operations in Mexico, Central America and South America. Prior to joining Goodyear, he was Senior Vice President and Chief Marketing Officer of Levi Strauss & Co., a global apparel company, from August 2009 until August 2010. He was also previously employed by Eastman Kodak Company, a global manufacturer of imaging technology products, in a variety of roles of increasing responsibility from 1998 until March 2009, including most recently as Managing Director, Global Customer Operations and Chief Operating Officer for the Consumer Digital Group and Corporate Vice President.

Pierre E. Cohade	President, Asia Pacific Tire	49
Mr. Cohade joined Goodyear as President, Asia Pacific Tire in October 2004. Mr. Cohade is the executive officer responsible for Goodyear’s operations in Asia, Australia and the Western Pacific.

Darren R. Wells	Executive Vice President and Chief Financial Officer	45
Mr. Wells joined Goodyear as Vice President and Treasurer in August 2002. He was named Senior Vice President, Business Development and Treasurer in May 2005, was named Senior Vice President, Finance and Strategy in March 2007, and was named Executive Vice President and Chief Financial Officer in October 2008. Mr. Wells is Goodyear’s principal financial officer.

Damon J. Audia	Senior Vice President, Finance, Asia Pacific Region	40
Mr. Audia joined Goodyear as Assistant Treasurer, Capital Markets in December 2004 and was elected Vice President and Treasurer in March 2007. Mr. Audia was elected Senior Vice President, Finance and Treasurer in December 2008 and Senior Vice President, Finance, Asia Pacific Region in June 2010. Mr. Audia is the executive officer responsible for the finance activities of Goodyear’s operations in Asia, Australia and the Western Pacific.

Name	Position(s) Held	Age

David L. Bialosky	Senior Vice President, General Counsel and Secretary	53
Mr. Bialosky joined Goodyear as Senior Vice President, General Counsel and Secretary in September 2009. He is Goodyear’s chief legal officer. Prior to joining Goodyear, Mr. Bialosky served in legal positions of increasing responsibility at TRW Inc., TRW Automotive Inc. and TRW Automotive Holdings Corp. for 20 years, including most recently as Executive Vice President, General Counsel and Secretary of TRW Automotive Holdings Corp., a global supplier of automotive parts, from April 2004 until September 2009.

John D. Fish	Senior Vice President, Global Operations	53
Mr. Fish joined Goodyear as Senior Vice President, Global Operations in October 2009. He is the executive officer responsible for Goodyear’s global manufacturing and related supply chain activities. Prior to joining Goodyear, Mr. Fish served in operations, manufacturing and supply chain positions of increasing responsibility at General Electric Company for almost 29 years, including most recently as Vice President of consumer global supply chain for GE’s Consumer and Industrial business from 2004 until October 2009.

Jean-Claude Kihn	Senior Vice President and Chief Technical Officer	51
Mr. Kihn served in various managerial and technical posts, most recently as General Director of Goodyear’s Technical Center in Akron, Ohio, prior to his election as Senior Vice President and Chief Technical Officer in January 2008. Mr. Kihn is the executive officer responsible for Goodyear’s research and tire technology development, engineering and product quality worldwide. He has been a Goodyear employee since 1988.

Joseph B. Ruocco	Senior Vice President, Human Resources	51
Mr. Ruocco joined Goodyear as Senior Vice President, Human Resources in August 2008. Mr. Ruocco is the executive officer responsible for Goodyear’s human resources activities worldwide. Prior to joining Goodyear, Mr. Ruocco served in human resources positions of increasing responsibility at General Electric Company for 23 years, including as Vice President, Human Resources, GE Consumer and Industrial from December 2003 to December 2006, and Vice President, Human Resources, GE Industrial from December 2006 to July 2008.

Charles L. Sinclair	Senior Vice President, Global Communications	59
Mr. Sinclair served in various public relations and communications positions until 2002, when he was named Vice President, Public Relations and Communications for North American Tire. In June 2003, he was named Senior Vice President, Global Communications. Mr. Sinclair is the executive officer responsible for Goodyear’s worldwide communications activities. He has been a Goodyear employee since 1984.

Thomas A. Connell	Vice President and Controller	62
Mr. Connell joined Goodyear in September 2003 and served as Vice President and Controller until February 2008. Mr. Connell was elected Vice President and Chief Information Officer effective March 1, 2008 and was elected Vice President and Controller in December 2008. He continued to serve as Chief Information Officer until April 2010. Mr. Connell is Goodyear’s principal accounting officer. Mr. Connell will retire effective March 1, 2011.

Isabel H. Jasinowski	Vice President, Government Relations	61
Ms. Jasinowski served in various government relations posts until she was appointed Vice President of Government Relations in 1995. In April 2001, Ms. Jasinowski was elected Vice President, Government Relations, serving as the executive officer primarily responsible for Goodyear’s governmental relations and public policy activities. She has been a Goodyear employee since 1981.

Stephen R. McClellan	President, Consumer Tires, North American Tire	45
Mr. McClellan served in various finance and retail management positions with Goodyear until he was named President of Wingfoot Commercial Tire Systems in December 2001. He was appointed Vice President, Goodyear Commercial Tire Systems in September 2003 and was named President, Consumer Tires, North American Tire in August 2008. Mr. McClellan is the executive officer responsible for the business activities of Goodyear’s consumer tire business in North America. He has been a Goodyear employee since 1987.

Name	Position(s) Held	Age

Richard J. Noechel	Vice President, Finance, North American Tire	42
Mr. Noechel joined Goodyear in October 2004 as Assistant Controller. He was Chief Financial Officer of Goodyear’s South Pacific Tyre subsidiary in Australia from April 2006 to February 2008 and was Vice President and Controller from March 1, 2008 until his election as Vice President, Finance, North American Tire in December 2008. Mr. Noechel is the executive officer responsible for the finance activities of Goodyear’s operations in North America. Mr. Noechel will become Vice President and Controller effective March 1, 2011.

Mark W. Purtilar	Vice President and Chief Procurement Officer	50
Mr. Purtilar joined Goodyear as Vice President and Chief Procurement Officer in September 2007. He is the executive officer responsible for Goodyear’s global procurement activities. Prior to joining Goodyear, Mr. Purtilar was vice president of global procurement for commercial vehicle systems at ArvinMeritor Automotive Inc., a global supplier of automotive parts, from 2004 until September 2007.

Michel Rzonzef	President, Eastern Europe, Middle East and	47
	Africa Countries, Europe, Middle East and Africa Tire
Mr. Rzonzef served in various managerial, sales and marketing, and engineering posts until December 2002 when he was appointed Vice President, Sales and Marketing for our former Eastern Europe, Middle East and Africa Tire strategic business unit. Effective February 1, 2008, Mr. Rzonzef was appointed President, Eastern Europe, Middle East and Africa Countries within our Europe, Middle East and Africa Tire strategic business unit. He has been a Goodyear employee since 1988.

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

If we do not achieve projected savings from our cost reduction initiatives, including our USW collective bargaining agreement, or successfully implement other strategic initiatives our operating results, financial condition and liquidity may be materially adversely affected.

Our business continues to be impacted by trends that have negatively affected the tire industry in general, as the global economy continued its recovery from the recessionary economic conditions that existed in many parts of the world during 2008 and 2009, particularly in North America and Europe. These negative trends include rapidly rising raw material and energy costs, wage inflation in emerging markets, continued pressure from our unfunded pension obligations, and the devaluation of the currency and economic weakness in Venezuela. In addition, global tire industry demand, while improving, continues to be below pre-recessionary levels in North America and remains hard to predict, especially for OE production. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected. Unlike most other tire manufacturers, we also face the continuing burden of legacy pension costs.

In order to offset the impact of these trends, we continue to implement various cost reduction initiatives and expect to achieve $1.0 billion in aggregate gross cost savings from 2010 through 2012 through our cost savings plan, which includes expected savings from continuous improvement initiatives, including savings under our USW agreement described below, increased low-cost country sourcing, high-cost capacity reductions, initiatives to reduce raw material costs and reduced selling, administrative and general expenses.

We entered into a four-year contract with the USW in September 2009 for our seven USW-represented tire plants in the United States. The contract enhances the competitiveness of those plants through improvements in productivity, wage and benefit savings and added flexibility. These changes are expected to provide us with cost savings of approximately $215 million over the term of the contract. Combined with savings realized through pre-bargain agreements to reduce staffing levels at five plants, we expect to realize $555 million in total savings over the term of the agreements. If we fail to successfully implement the improvements in productivity and flexibility permitted by our USW agreements, we may be unable to realize all of the expected cost savings and our competitive position may be harmed. In turn, our results of operations and financial condition could be materially adversely affected.

In December 2010, we entered into agreements to sell our European and Latin American farm tire businesses. The European portion of the transaction is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils. Significant delays in the completion of the social plan could prevent us from exercising the put option.

We have announced other important strategic initiatives, such as increasing our low-cost manufacturing capacity, reducing our high-cost manufacturing capacity, such as our plan to close our Union City, Tennessee manu-facturing facility, increasing sales in emerging markets and implementing new enterprise resource planning systems. The failure to implement successfully our important strategic initiatives may materially adversely affect our results of operations, financial condition and liquidity.

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

Raw material costs increased significantly over the past few years, and may continue to do so, driven by increases in prices of natural rubber and petrochemical-based commodities. Market conditions or contractual obligations may prevent us from passing these increased costs on to our customers through timely price increases. Additionally, higher raw material costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate.

Our pension plans are significantly underfunded and, in the future, the underfunding levels of our pension plans and our pension expense could materially increase.

Many of our U.S. and our non-U.S. employees participate in defined benefit pension plans, although effective December 31, 2008 we froze our U.S. salaried pension plans and effective August 29, 2009 we closed participation in our U.S. hourly pension plans for employees covered by the USW master labor contract. Over time, we have experienced periods of declines in interest rates and pension asset values. As a result, our pension plans are significantly underfunded. Further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans in 2011 and beyond and affect the level and timing of required contributions in 2012 and beyond. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $1,927 million and $622 million, respectively, at December 31, 2010, and we currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $200 million to $225 million in 2011, and $400 million to $450 million in 2012. The current underfunded status of our pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase our required contributions and pension expense, which could impair our ability to achieve or sustain future profitability.

We face significant global competition and our market share could decline.

New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries. Our ability to compete successfully will depend, in significant part, on our ability to continue to innovate and manufacture the types of tires demanded by consumers, and to reduce costs by such means as reducing excess and high-cost capacity, leveraging global purchasing, improving productivity, eliminating redundancies and increasing production at low-cost supply sources. If we are unable to compete successfully, our market share may decline, materially adversely affecting our results of operations and financial condition.

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

The recovery from the recessionary economic conditions that existed in many parts of the world during 2008 and 2009, particularly in North America and Europe, has positively impacted our results of operations. However, global tire industry demand, while improving, continues to be below pre-recessionary levels in North America and remains hard to predict, especially for OE production.

Although sales to our OE customers account for less than 20% of our net sales, demand for our products by OE customers and production levels at our facilities are directly related to automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.

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

Productivity improvements through process re-engineering, design efficiency and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to increase the percentage of tires that are produced at our lower-cost production facilities and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. For example, we are currently undertaking significant expansion and modernization projects at our manufacturing facilities in Lawton, Oklahoma and Chile. We are also making a significant investment in a new manufacturing facility in China, which is scheduled to begin tire production in 2011.

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

We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Approximately 19,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2011 primarily in Brazil, France, Germany, Luxembourg, Poland, Turkey, and Venezuela. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.

We have a substantial amount of debt. As of December 31, 2010, our debt (including capital leases) on a consolidated basis was approximately $4.7 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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

For example, since 2003, Venezuela has imposed currency exchange controls that fix the exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and restrict the ability to exchange bolivares fuertes for dollars. These restrictions have delayed and limited our ability to pay third-party and affiliated suppliers and to otherwise repatriate funds from Venezuela, and may continue to do so, which could materially adversely affect our financial condition and liquidity. In addition, if we are unable to pay these suppliers in a timely manner, they may cease supplying us. Venezuela has also imposed restrictions on the importation of certain raw materials. If these suppliers cease supplying us or we are unable to import necessary raw materials, we may need to reduce or halt production in Venezuela, which could materially adversely affect our results of operations.

On January 8, 2010, Venezuela established a two-tier exchange rate structure for essential and non-essential goods. For essential goods the official exchange rate was 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate was 4.3 bolivares fuertes to the U.S. dollar. As announced by the Venezuelan government in December 2010, on January 1, 2011, the two-tier exchange rate structure was eliminated and the official exchange rate for essential goods cannot be used for our unsettled amounts at December 31, 2010. Effective January 1, 2011, the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar was established for substantially all goods.

The future results of our Venezuelan operations will be affected by many factors, including our ability to take actions to mitigate the effect of the devaluations, further actions of the Venezuelan government, economic conditions in Venezuela such as inflation and consumer spending, and the availability of raw materials, utilities and energy. Goodyear Venezuela contributes a significant portion of the sales and operating income of our Latin American Tire segment. As a result, any disruption of Goodyear Venezuela’s operations or of our ability to pay suppliers or repatriate funds from Venezuela could have a material adverse impact on the future performance of our Latin American Tire segment and could materially adversely affect our results of operations, financial condition and liquidity.

For further information regarding our operations in Venezuela, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview.”

We have foreign currency translation and transaction risks that may materially adversely affect our operating results.

The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2010, foreign currency translation unfavorably affected sales by $12 million and unfavorably affected segment operating income by $45 million compared to the year ended December 31, 2009. The volatility of currency exchange rates may materially adversely affect our operating results.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2010, we had approximately $2.0 billion of variable rate debt outstanding.

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

We are among many defendants named in legal proceedings involving claims of individuals relating to alleged exposure to asbestos. At December 31, 2010, approximately 83,700 claims were pending against us alleging various asbestos-related personal injuries purported to have resulted from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past or to asbestos in certain of our facilities. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

Because of the uncertainties related to such claims, it is possible that we may incur a material amount of cost in excess of our current reserve for such claims. In addition, if any of the foregoing risks were to materialize, the resulting costs could have a material adverse impact on our liquidity, financial position and results of operations in future periods. For further information regarding our asbestos liabilities, refer to the Note to the Consolidated Financial Statements, No. 19, Commitments and Contingent Liabilities.

We may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity.

We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. In that case, we may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $800 million in letters of credit under our $1.5 billion U.S. senior secured first lien credit facility. As of December 31, 2010, we had $474 million in letters of credit issued and $1,001 million of remaining availability under this facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.

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

The Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to conform with revised and more rigorous tire testing standards. Compliance with the TREAD Act regulations has increased, and will continue to increase, the cost of producing and distributing tires in the United States. In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial position.

In addition, as required by the Energy Independence and Security Act of 2007, NHTSA will establish a national tire fuel efficiency consumer information program. When the related rule-making process is completed, certain tires sold in the United States will be required to be rated for rolling resistance, traction and tread wear. While the Federal law will pre-empt state tire fuel efficiency laws adopted after January 1, 2006, we may become subject to additional tire fuel efficiency legislation, either in the United States or other countries.

Our European operations are subject to regulation by the European Union. In 2009, two important regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking and noise in order to be sold in the European Union, and will become effective between 2012 and 2020. The Tire Labeling Regulation applies to all car and light and commercial truck tires produced after July 1, 2012 and requires that tires be labeled to inform consumers about the tire’s fuel efficiency, wet grip and noise characteristics. For both of these regulations, additional implementing rules are being developed and are expected to be finalized by the end of 2011.

Tires produced or sold in Europe also have to comply with various other standards, including environmental laws such as REACH (Registration, Evaluation, Authorisation and Restriction of Chemical substances), which regulates the use of chemicals in the European Union. For example, since January 1, 2010, REACH has prohibited the use of highly aromatic oils in tires, which were used as compounding components to improve certain safety-related performance characteristics, such as grip.

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

We manufacture our products in 56 manufacturing facilities located around the world including 17 plants in the United States.

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

These facilities have floor space aggregating approximately 20 million square feet.

Latin American Tire Manufacturing Facilities.  Latin American Tire owns and operates 8 manufacturing facilities in 5 countries, including 6 tire plants, 1 tire retread plant, and 1 aviation retread plant. These facilities have floor space aggregating approximately 6 million square feet.

Asia Pacific Tire Manufacturing Facilities.  Asia Pacific Tire owns and operates 8 manufacturing facilities in 6 countries, including 7 tire plants and 1 aviation retread plant. These facilities have floor space aggregating approximately 5 million square feet.

Plant Utilization.  Our worldwide tire capacity utilization rate was approximately 88% during 2010 compared to approximately 73% in 2009 and 78% in 2008. Our 2010 utilization improved due to increased production in response to increased demand as the global economy began to recover from the recessionary conditions that existed in 2009 and 2008.

Other Facilities.  We also own and operate three research and development facilities and technical centers, and three tire proving grounds. We also operate approximately 1,500 retail outlets for the sale of our tires to consumer and commercial customers, approximately 50 tire retreading facilities and approximately 150 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 9, Property, Plant and Equipment and No. 10, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.

Asbestos Litigation

We are currently one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 83,700 claimants at December 31, 2010 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $26 million during 2010. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

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

Brazilian Tax Assessment

In December 2010, the State of Sao Paulo, Brazil issued assessments to us for improperly taking tax credits for value-added taxes paid to certain natural rubber processing companies from January 2006 to October 2009. The assessments, including interest and penalties, total approximately $51 million. We have filed a response contesting the assessments and are defending this matter.

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

The principal market for our common stock is the New York Stock Exchange (Stock Exchange Symbol: GT).

Information relating to the high and low sale prices of shares of our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 124, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. We have not declared any cash dividends in the three most recent fiscal years. At December 31, 2010, there were 20,466 record holders of the 242,938,949 shares of our common stock then outstanding.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2010. These shares, if any, are delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
10/1/10-10/31/10	1,609	$10.93	—	—
11/1/10-11/30/10	—	—	—	—
12/1/10-12/31/10	2,550	11.98	—	—
Total	4,159	$11.58	—	—

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards at December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

			Number of Shares
			Remaining Available for
	Number of Shares to be	Weighted Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	14,113,240	$15.13	9,461,817	(1)
Equity compensation plans not approved by shareholders(2)(3)	63,585	$11.19	—

Total	14,176,825	$15.11	9,461,817

(1)	Under our equity-based compensation plans, up to a maximum of 1,341,618 performance shares in respect of performance periods ending on or subsequent to December 31, 2010, and 415,237 shares of time-vested restricted stock have been awarded. In addition, up to 56,423 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

(2)	Our Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations provided for the issuance of stock options to employees represented by the USW at various manufacturing plants. Options in respect of 36,380 shares of common stock were granted on September 3, 2001, each having an exercise price of $25.03 per share. Each option has a term of ten years and was subject to certain vesting requirements over a two-year period. No additional options may be granted under this Plan, which expired September 30, 2001 except with respect to options then outstanding.

(3)	Our Hourly and Salaried Employees Stock Option Plan provided for the issuance of stock options to selected hourly and non-executive salaried employees of Goodyear and its subsidiaries. Options in respect of 294,690 shares of common stock were granted on September 30, 2002, each having an exercise price of $8.82 per share. Each option granted has a ten-year term and was subject to certain vesting requirements. No additional options may be granted under this Plan, which expired December 31, 2002 except with respect to options then outstanding.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2010(2)	2009(3)	2008(4)	2007(5)	2006(6)

Net Sales	$18,832	$16,301	$19,488	$19,644	$18,751
Income (Loss) from Continuing Operations	$(164)	$(364)	$(23)	$190	$(280)
Discontinued Operations	—	—	—	463	43

Net Income (Loss)	(164)	(364)	(23)	653	(237)
Less: Minority Shareholders’ Net Income	52	11	54	70	111

Goodyear Net Income (Loss)	$(216)	$(375)	$(77)	$583	$(348)

Goodyear Income (Loss) Per Share — Basic:
Income (Loss) from Continuing Operations	$(0.89)	$(1.55)	$(0.32)	$0.60	$(2.21)
Discontinued Operations	—	—	—	2.30	0.25

Goodyear Net Income (Loss) Per Share — Basic	$(0.89)	$(1.55)	$(0.32)	$2.90	$(1.96)

Goodyear Income (Loss) Per Share — Diluted:
Income (Loss) from Continuing Operations	$(0.89)	$(1.55)	$(0.32)	$0.59	$(2.21)
Discontinued Operations	—	—	—	2.25	0.25

Goodyear Net Income (Loss) Per Share — Diluted	$(0.89)	$(1.55)	$(0.32)	$2.84	$(1.96)

Total Assets	$15,630	$14,410	$15,226	$17,191	$17,022
Long Term Debt and Capital Leases Due Within One Year	188	114	582	171	405
Long Term Debt and Capital Leases	4,319	4,182	4,132	4,329	6,538
Goodyear Shareholders’ Equity (Deficit)	644	735	1,022	2,850	(741)
Total Shareholders’ Equity (Deficit)	921	986	1,253	3,150	(487)
Dividends Per Share	—	—	—	—	—

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)	Goodyear net loss in 2010 included net after-tax charges of $445 million, or $1.84 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar; charges related to the early redemption of debt and the debt exchange offer; charges related to the disposal of a building in the Philippines; a one-time importation cost adjustment; supplier disruption costs; a charge related to a claim regarding the use of value-added tax credits in prior periods; and charges related to a strike in South Africa. Goodyear net loss in 2010 also included after-tax benefits of $104 million, or $0.43 per share — diluted, from gains on asset sales; favorable settlements with suppliers; an insurance recovery; and the benefit of certain tax adjustments.

(3)	Goodyear net loss in 2009 included net after-tax charges of $277 million, or $1.16 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; asset sales; the liquidation of our subsidiary in Guatemala; a legal reserve for a closed facility; and our USW labor contract. Goodyear net loss in 2009 also included after-tax benefits of $156 million, or $0.65 per share — diluted, due to non-cash tax benefits related to losses from our U.S. operations; benefits primarily resulting from certain income tax items including the release of the valuation allowance on our Australian operations and the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada; and the recognition of insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand.

(4)	Goodyear net loss in 2008 included net after-tax charges of $311 million, or $1.29 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; costs related to the redemption of long-term debt; write-offs of deferred debt issuance costs associated with refinancing and redemption activities; general and product liability — discontinued products; VEBA-related charges; charges related to Hurricanes Ike and Gustav; losses from the liquidation of our subsidiary in Jamaica; charges related to the exit of our Moroccan business; and the valuation allowance on our investment in The Reserve Primary Fund. Goodyear net loss in 2008 also included after-tax benefits of $68 million, or $0.28 per share — diluted, from asset sales; settlements with suppliers; and the benefit of certain tax adjustments.

(5)	Goodyear net income in 2007 included a net after-tax gain of $508 million, or $2.48 per share — diluted, related to the sale of our Engineered Products business. Goodyear net income in 2007 also included net after-tax charges of $332 million, or $1.62 per share — diluted, due to curtailment and settlement charges related to our pension plans; asset sales, including the assets of North American Tire’s tire and wheel assembly operation; costs related to the redemption and conversion of long term debt; write-offs of deferred debt issuance costs associated with refinancing, redemption and conversion activities; rationalization charges, including accelerated depreciation and asset write-offs; and the impact of the USW strike. Of these amounts, discontinued operations in 2007 included net after-tax charges of $90 million, or $0.44 per share — diluted, due to curtailment and settlement charges related to pension plans; rationalization charges; and costs associated with the USW strike.

(6)	Goodyear net loss in 2006 included net after-tax charges of $804 million, or $4.54 per share — diluted, due to the impact of the USW strike; rationalization charges, accelerated depreciation and asset write-offs; and general and product liability — discontinued products. Goodyear net loss in 2006 included net after-tax benefits of $283 million, or $1.60 per share — diluted, from certain tax adjustments; settlements with raw material suppliers; asset sales; and increased estimated useful lives of our tire mold equipment. Of these amounts, discontinued operations in 2006 included net after-tax charges of $56 million, or $0.32 per share — diluted due to the impact of the USW strike and rationalization charges, accelerated depreciation and asset write-offs, and net after-tax benefits of $16 million, or $0.09 per share — diluted, from settlements with raw material suppliers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We faced an uncertain business environment in 2010 as the global economy continued its recovery from the recessionary economic conditions that existed in many parts of the world during 2008 and 2009, particularly in North America and Europe. We also faced a number of substantial challenges, such as rapidly rising raw material and energy costs, wage inflation in emerging markets, continued pressure from our unfunded pension obligations, and the devaluation of the currency and economic weakness in Venezuela. Global tire industry demand, while improving, continues to be below pre-recessionary levels in North America and remains hard to predict, especially for OE production.

For the year ended December 31, 2010, Goodyear net loss was $216 million, compared to a Goodyear net loss of $375 million in 2009. Our total segment operating income for 2010 was $917 million, compared to $372 million in 2009. The increase in segment operating income was due primarily to a significant decrease in under-absorbed fixed overhead costs, an increase in tire volume and strong price and product mix which more than offset raw material costs. See “Results of Operations — Segment Information” for additional information.

Net sales were $18.8 billion in 2010, compared to $16.3 billion in 2009. Net sales increased due to higher tire volume, primarily in North American Tire and EMEA, an increase in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products, and improved product mix.

We acted to address the uncertain economic environment and the challenges described above by implementing strategic initiatives aimed at permitting us to take advantage of improving economic conditions and to emerge stronger in the future. Under those strategic initiatives we planned to:

•	Continue to focus on consumer-driven product development by launching a significant number of new and innovative products;

•	Take a selective approach to the market, targeting profitable segments where we have competitive advantage;

•	Focus on price and product mix improvements to address rising raw material costs;

•	Achieve cost reductions of $1.0 billion over three years from 2010 to 2012;

•	Reduce our high-cost capacity by 15 to 25 million units;

•	Focus on cash flow to provide funding for investments in future growth;

•	Create an advantaged supply chain focused on optimizing inventory levels and further improving customer service; and

•	Improve our manufacturing efficiency, including recovering unabsorbed fixed costs incurred during the recession.

We met, and frequently exceeded, our financial and operating goals for 2010, including the following key achievements:

•	Nearly 60 successful new product launches thereby increasing the percentage of our sales coming from recently launched products;

•	Price and product mix improvements of $689 million, which helped to offset $685 million of raw material cost increases, exclusive of approximately $136 million of raw material cost savings included in our cost savings described below;

•	Cost savings of $467 million, which included savings from continuous improvement initiatives, including savings under our USW agreement, increased low-cost country sourcing, and initiatives to reduce raw material costs and selling, administrative and general expense;

•	Recovery of unabsorbed fixed costs of approximately $278 million compared to 2009;

•	Continued progress on actions to reduce our high-cost manufacturing capacity, including the announced closure of our factory in Union City, Tennessee, which brings our announced manufacturing capacity reductions to approximately 21 million units and will achieve our goal of reducing high-cost capacity by 15 to 25 million units;

•	Significant progress on manufacturing investments in Oklahoma, Chile and China;

•	Further improvements in working capital through strong inventory management, improved vendor terms and good collections at year-end; and

•	The successful completion of a $1.0 billion debt offering in August 2010 that addressed our 2011 debt maturities and further enhanced our liquidity position.

Pension and Benefit Plans

During 2010, our U.S. pension fund experienced market gains, which increased plan assets by $473 million and decreased net actuarial losses included in Accumulated Other Comprehensive Loss (“AOCL”) by $193 million. As a result, annual U.S. net periodic pension cost will decrease to approximately $175 million to $200 million in 2011 from $219 million in 2010, due primarily to expected returns on higher plan assets.

Liquidity

At December 31, 2010, we had $2,005 million in Cash and cash equivalents as well as $2,475 million of unused availability under our various credit agreements, compared to $1,922 million and $2,567 million, respectively, at December 31, 2009. Cash and cash equivalents were favorably affected by the reduced net loss compared to 2009, improvements in trade working capital of $52 million and proceeds from the issuance of our $1.0 billion 8.25% senior notes due 2020. Partially offsetting these increases in Cash and cash equivalents were capital expenditures of $944 million and the redemption of $973 million of outstanding notes, including $713 million of notes due in 2011 and $260 million of notes due in 2015.

We believe that our liquidity position is adequate to fund our operating and investing needs in 2011 and to provide us with flexibility to respond to further changes in the business environment.

New Products

In 2010, we successfully launched our new Goodyear Assurance ComforTred Touring tire in North American Tire. We also announced the launch of 12 new and retread product lines in our commercial truck tire business with seven of those lines featuring Fuel Max and Duraseal Technology. At our North American Tire dealer conference in early 2011, we introduced several key products, most notably the Goodyear Assurance TripleTred All Season tire and our new Eagle F1 Asymmetric 2 tire. Additionally, we are adding key sizes of new consumer products launched in recent years.

In Europe, Middle East and Africa Tire, we introduced the Dunlop StreetResponse and the QuatroMaxx. We also introduced the UG Ice + targeting the Nordic and Russian markets. In addition, we launched our Goodyear Fuel Max Trailer tires.

In Latin American Tire, we successfully developed the Fuel Max Technology for consumer through the GPS Duraplus product line. We also introduced the Eagle Excellence with Aquamax Technology and the Viva product line. The new G665 Plus for city service applications was introduced in the commercial line.

In Asia Pacific Tire, we launched the Eagle EfficientGrip and Assurance Fuel Max tires and re-launched the Wrangler AT/SA with improved wear performance to meet the demand of the growing SUV segment.

Outlook

We expect 2011 to be a year of continued recovery. We will face challenges related primarily to raw material costs and the significant actions we are taking globally to improve our manufacturing footprint.

We expect the global tire industry to continue to grow in 2011, with volume expansion across all regions and major segments. In North America, consumer replacement is expected to grow between 1% and 3%, consumer OE between 5% and 10%, commercial replacement between 3% and 8% and commercial OE between 20% and 30%. We anticipate our North American consumer OE volumes will increase at less than the industry rate, given actions we have taken to be more selective in our OE fitments. In Europe, consumer replacement is expected to grow between 1% and 3%, consumer OE between 0% and 5%, commercial replacement between 5% and 10% and commercial OE between 30% and 40%. Overall, we expect our unit sales will increase by 3% to 5% in 2011 as we continue to grow in targeted segments.

We expect our raw material costs in the first quarter of 2011 to increase 25% to 30% when compared with the first quarter of 2010. Similar increases are expected for the second quarter of 2011 compared with the second quarter of 2010. We expect raw material costs to peak in the third quarter of 2011. In order to mitigate some of the impact of rapidly rising natural rubber prices, we are continuing to focus on price and product mix, to substitute synthetic rubber for natural rubber where possible and to work to identify additional substitution opportunities, to reduce the amount of natural rubber required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.

We expect unabsorbed fixed cost recovery and our cost savings program to contribute approximately $1.0 billion to our operating results in 2011 and 2012 compared to 2010. As a result of increased production and our planned manufacturing footprint reductions in Tennessee and France, we expect to recover approximately $175 million of unabsorbed fixed costs in 2011 and approximately $295 million in 2012. We also expect to reduce costs by more than $500 million in 2011 and 2012, with approximately half of the savings realized in each year. As a partial offset to these benefits, we expect to incur approximately $30 million to $40 million of additional costs related to start-up expenses for our new manufacturing facility in China in 2011.

See “Item 1A. Risk Factors” at page 13 for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” at page 56 for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED

All per share amounts are diluted and refer to Goodyear net loss.

2010 Compared to 2009

For the year ended December 31, 2010, Goodyear net loss was $216 million, or $0.89 per share, compared to $375 million, or $1.55 per share, in 2009.

Net Sales

Net sales in 2010 of $18.8 billion increased $2.5 billion, or 15.5%, compared to 2009 due primarily to increased tire volume of $1,044 million, primarily in North American Tire and EMEA, $867 million due to favorable changes in price and product mix, and increased sales in other tire-related businesses of $582 million, primarily in North American Tire’s third party sales of chemical products. Consumer and commercial net sales in 2010 were $10.3 billion and $3.5 billion, respectively. Consumer and commercial net sales in 2009 were $9.4 billion and $2.8 billion, respectively.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2010	2009	% Change

Replacement Units
North American Tire (U.S. and Canada)	50.8	50.0	1.4%
International	82.2	78.0	5.3%

Total	133.0	128.0	3.9%

OE Units
North American Tire (U.S. and Canada)	15.9	12.7	25.4%
International	31.9	26.3	21.3%

Total	47.8	39.0	22.5%

Goodyear worldwide tire units	180.8	167.0	8.2%

The increase in worldwide tire unit sales of 13.8 million units, or 8.2%, compared to 2009, included an increase of 8.8 million OE units, or 22.5%, due primarily to increases in the consumer markets in North American Tire and EMEA due to improved economic conditions resulting in higher demand for new vehicles, and an increase of 5.0 million units, or 3.9%, in replacement units, primarily in EMEA. EMEA replacement volume increased 2.8 million units, or 5.2%, primarily in consumer, and Latin American Tire replacement volume increased 0.9 million units, or 6.7%, due to improved economic conditions in Europe and Latin America. Consumer and commercial units in 2010 were 164.4 million and 14.0 million, respectively. Consumer and commercial units in 2009 were 152.9 million and 12.2 million, respectively.

Cost of Goods Sold

Cost of goods sold (“CGS”) was $15.5 billion in 2010, increasing $1.8 billion, or 13.0%, compared to 2009. CGS in 2010 increased due primarily to higher tire volume of $850 million, mainly in North American Tire and EMEA, higher raw material costs of $549 million, higher costs in other tire-related businesses of $529 million, primarily in North American Tire’s cost of chemical products, and product mix-related manufacturing cost increases of $178 million. CGS was favorably impacted by decreased conversion costs of $295 million, due primarily to lower under-absorbed fixed overhead costs of $278 million due to higher production volume. CGS benefited from savings from rationalization plans of $91 million. CGS in 2010 included charges for accelerated depreciation and asset write-offs of $15 million ($11 million after-tax or $0.05 per share), compared to $43 million in 2009 ($38 million after-tax or $0.16 per share). CGS in 2010 also included gains from supplier settlements of $12 million ($8 million after-tax or $0.03 per share), expense due to a supplier disruption of $4 million ($4 million after-tax or $0.02 per share), a one-time importation cost adjustment of $3 million ($3 million after-tax or $0.01 per share), and the impact of a strike in South Africa of $3 million ($3 million after-tax or $0.01 per share). CGS was 82.1% of sales in 2010 compared to 83.9% in 2009.

Selling, Administrative and General Expense

Selling, administrative and general expense (“SAG”) was $2.6 billion in 2010, increasing $226 million, or 9.4%, compared to 2009. SAG increased due primarily to increased wages and benefits of $103 million, including $63 million of incentive compensation, higher advertising expenses of $47 million, and increased warehousing costs of $17 million. SAG benefited from savings from rationalization plans of $18 million and an insurance recovery of $8 million ($8 million after-tax or $0.03 per share). SAG in 2010 was 14.0% of sales, compared to 14.7% in 2009.

Rationalizations

To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce selling, administrative and general expenses through associate headcount reductions. We recorded net rationalization charges of $240 million in 2010 ($225 million after-tax or $0.93 per share). Rationalization actions in 2010 consisted of the plan to close our tire manufacturing facility in Union City, Tennessee, the consolidation of several warehouses in North American Tire, an increase in costs related to the discontinuation of consumer tire production at one of our facilities in Amiens, France, and the closure of a tire manufacturing facility in Taiwan. Additional rationalization charges of approximately $50 million related to 2010 rationalization plans have not yet been recorded and are expected to be incurred and recorded during the next twelve months.

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

Upon completion of the 2010 plans, we estimate that annual operating costs will be reduced by approximately $97 million ($86 million CGS and $11 million SAG). The savings realized in 2010 for the 2010 plans totaled $9 million ($4 million CGS and $5 million SAG). In addition, savings realized in 2010 for the 2009 plans totaled $147 million ($121 million CGS and $26 million SAG).

For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.

Interest Expense

Interest expense was $316 million in 2010, increasing $5 million compared to 2009. The increase was due primarily to higher weighted average interest rates in 2010 partially offset by lower average debt levels.

Other Expense

Other Expense in 2010 was $186 million, increasing $146 million from $40 million in 2009. Net foreign currency exchange losses in 2010 were $159 million compared to $7 million in 2009. The 2010 period included a first quarter foreign exchange loss of $110 million ($99 million after-tax or $0.41 per share) resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and a fourth quarter foreign exchange loss of $24 million ($20 million after-tax or $0.08 per share) in connection with the January 1, 2011 elimination of the two-tier exchange rate structure, which was announced by the Venezuelan government in December 2010. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.

Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles since it experienced a rate of general inflation in excess of 100% over the latest three year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements since January 1, 2010 were determined using official exchange rates.

On January 8, 2010, Venezuela established a two-tier exchange rate structure for essential and non-essential goods. For essential goods the official exchange rate was 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate was 4.3 bolivares fuertes to the U.S. dollar. As announced by the Venezuelan government in December 2010, on January 1, 2011, the two-tier exchange rate structure was eliminated and the exchange rate for essential goods cannot be used for our unsettled amounts at December 31, 2010. Effective January 1, 2011, the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar was established for substantially all goods.

The $110 million foreign currency exchange loss in the first quarter of 2010 primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, at the time of the January 2010 devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate of 4.3 bolivares fuertes applicable to non-essential goods, and was partially offset by a $47 million subsidy receivable related to U.S. dollar-denominated payables that were expected to be settled at the official subsidy exchange rate of 2.6 bolivares fuertes applicable to essential goods. Since we expected these payables to be settled at the subsidy essential goods rate, we established a subsidy receivable to reflect the expected benefit to be received in the form of the difference between the essential and non-essential goods exchange rates. Throughout 2010, we periodically assessed our ability to realize the benefit of the subsidy receivable, and a substantial portion of purchases by our Venezuelan subsidiary had qualified and settled at the official exchange rate for essential goods.

As a result of the elimination of the official subsidy exchange rate for essential goods, we no longer expect our Venezuelan subsidiary to settle payables at that exchange rate. Accordingly, we recorded a foreign exchange loss of $24 million in the fourth quarter of 2010 related to the reversal of the subsidy receivable at December 31, 2010.

Financing fees in 2010 of $95 million included $56 million ($56 million after-tax or $0.23 per share) related to the redemption of $973 million of long term debt, of which $50 million were cash premiums paid on the redemption and $6 million were financing fees which were written off. Also included in financing fees were costs related to our debt exchange offer of $5 million ($5 million after-tax or $0.02 per share).

Net gains on asset sales were $73 million ($48 million after-tax or $0.20 per share) in 2010 compared to net losses on asset sales of $30 million ($30 million after-tax or $0.13 per share) in 2009. Net gains in 2010 related primarily to the sale of a closed manufacturing facility in Taiwan and land in Thailand and the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008. Net losses in 2009 were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters in connection with the development of a proposed new headquarters in Akron, Ohio.

The 2010 period also included a charge of $25 million ($18 million after-tax or $0.07 per share) related to a claim regarding the use of value-added tax credits in prior years.

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other Expense.

Income Taxes

Tax expense in 2010 was $172 million on income before income taxes of $8 million primarily driven by a U.S. loss of $529 million with no tax benefit. For 2009 tax expense was $7 million on a loss before income taxes of $357 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, for the years ending December 31, 2010 and 2009, a $9 million ($9 million after-minority or $0.04 per share) and $100 million ($100 million after-minority or $0.42 per share), respectively, non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense in 2010 also included net tax benefits of $33 million ($31 million after-minority or $0.13 per share) primarily related to a $16 million benefit on enacted tax law changes and $20 million of tax benefits related to the settlement of tax audits and the expiration of statutes of limitations in multiple tax jurisdictions. Income tax expense in 2009 also included net tax benefits of $42 million ($42 million after-minority or $0.18 per share) primarily related to a $29 million benefit resulting from the release of a valuation allowance on our Australian operations and a $19 million benefit resulting from the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada.

The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the adjustments discussed above.

Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, in certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in possible one-time tax benefits of up to $150 million ($135 million net of minority interest).

For further information, refer to the Note to the Consolidated Financial Statements No. 15, Income Taxes.

Minority Shareholders’ Net Income

Minority shareholders’ net income was $52 million in 2010, compared to $11 million in 2009. The increase was due primarily to increased earnings in our joint venture in Europe.

2009 Compared to 2008

For the year ended December 31, 2009, Goodyear net loss was $375 million, or $1.55 per share, compared to $77 million, or $0.32 per share, in 2008.

Net Sales

Net sales in 2009 of $16.3 billion decreased $3.2 billion, or 16%, compared to 2008 due primarily to lower tire volume of $1.4 billion, primarily in North American Tire and EMEA, reduced sales in other tire-related businesses of $924 million, primarily in North American Tire’s third party sales of chemical products, and foreign currency translation of $699 million, primarily in EMEA. Net sales also decreased $124 million due to unfavorable changes in product mix net of pricing improvements, reflecting a lower mix of high-value-added commercial truck and off-the-road tires due to weakness in those markets.

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

The decrease in worldwide tire unit sales of 17.5 million units, or 9.5%, compared to 2008, included a decrease of 11.4 million OE units, or 22.5%, due primarily to decreases in the consumer markets in North American Tire and EMEA due to recessionary economic conditions resulting in lower demand for new vehicles, and a decrease of 6.1 million units, or 4.6%, in replacement units, primarily in North American Tire and EMEA. North American Tire consumer replacement volume decreased 1.1 million units, or 2.3%, and EMEA consumer replacement volume decreased 2.7 million units, or 5.1%. The decline in consumer replacement volume is due in part to recessionary economic conditions in the U.S. and Europe.

Cost of Goods Sold

CGS was $13.7 billion in 2009, decreasing $2.5 billion, or 15%, compared to 2008. CGS in 2009 decreased due primarily to lower tire volume of $1.2 billion, mainly in North American Tire and EMEA, lower costs in other tire-related businesses of $788 million, primarily in North American Tire’s cost of chemical products, foreign currency translation of $616 million, primarily in EMEA, product mix-related manufacturing cost decreases of $331 million and lower raw material costs of $115 million. CGS also benefited from savings from rationalization plans of $105 million. CGS was unfavorably impacted by increased conversion costs of $655 million, due primarily to higher under-absorbed fixed overhead costs of $490 million due to lower production volume. CGS in 2009 included charges for accelerated depreciation and asset write-offs of $43 million ($38 million after-tax or $0.16 per share), compared to $28 million in 2008 ($28 million after-tax or $0.12 per share). CGS in 2009 also included a charge of

$5 million ($5 million after-tax or $0.02 per share) related to our new labor contract with the USW. CGS was 83.9% of sales in 2009 compared to 82.8% in 2008.

Selling, Administrative and General Expense

SAG was $2.4 billion in 2009, decreasing $196 million, or 8%, compared to 2008. SAG decreased due primarily to reduced foreign currency translation of $105 million, lower advertising expenses of $52 million, savings from rationalization plans of $42 million, reduced transportation and warehousing costs of $27 million, lower costs for consultants and contract labor of $22 million and other cost reduction actions. SAG reflected increased incentive compensation costs of $97 million of which approximately 50% was due to an increase in our stock price. SAG in 2009 was 14.7% of sales, compared to 13.3% in 2008.

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

Other Expense

Other Expense was $40 million in 2009 compared to $59 million in 2008. Other Expense in 2009 decreased due primarily to lower expenses for financing fees and financial instruments, general and product liability — discontinued products, and foreign currency exchange. Other Expense in 2009 was adversely affected by net losses on asset sales and lower interest income. Other Expense in 2009 included a gain of $26 million ($13 million after-tax or $0.05 per share) from the recognition of insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand, net losses on asset sales of $30 million ($30 million after-tax or $0.13 per share) due primarily to the sale of properties in Akron, Ohio, a loss on the liquidation of our subsidiary in Guatemala of $18 million ($18 million after-tax or $0.08 per share), and a charge for a legal reserve for a closed facility of $5 million ($4 million after-tax or $0.02 per share).

For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other Expense.

Income Taxes

Tax expense in 2009 was $7 million on a loss before income taxes of $357 million. For 2008, we recorded tax expense of $209 million on income before income taxes of $186 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, for 2009, a $100 million non-cash tax benefit ($100 million after-minority or $0.42 per share) has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense in 2009 also included net tax benefits of $42 million ($42 million after-minority or $0.18 per share) primarily related to a $29 million benefit resulting from the release of a valuation allowance on our Australian operations and a $19 million benefit resulting from the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada.

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

Total segment operating income was $917 million in 2010, $372 million in 2009 and $804 million in 2008. Total segment operating margin (segment operating income divided by segment sales) in 2010 was 4.9%, compared to 2.3% in 2009 and 4.1% in 2008.

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

North American Tire

	Year Ended December 31,
(In millions)	2010	2009	2008

Tire Units	66.7	62.7	71.1
Net Sales	$8,205	$6,977	$8,255
Operating Income (Loss)	18	(305)	(156)
Operating Margin	0.2%	(4.4)%	(1.9)%

2010 Compared to 2009

North American Tire unit sales in 2010 increased 4.0 million units, or 6.3%, from the 2009 period. The increase was primarily related to an increase in OE volume of 3.2 million units, or 25.4%, primarily in our consumer business, due to increased vehicle production. Replacement volume increased 0.8 million units, or 1.4%, due primarily to improved industry volumes driven by economic growth.

Net sales in 2010 increased $1.2 billion, or 17.6%, compared to 2009 due primarily to increased sales in other tire-related businesses of $610 million, primarily related to an increase in the price and volume of third party sales of chemical products. Higher tire volume of $304 million, improved price and product mix of $269 million and favorable foreign currency translation of $39 million also contributed to the growth in net sales.

Operating income in 2010 was $18 million, improving $323 million from a loss of $305 million in 2009. Price and product mix improved $260 million, which more than offset raw material price increases of $177 million. Operating income also benefited from lower conversion costs of $171 million, increased operating income in our other tire-related business of $47 million, primarily related to sales of chemical products, higher tire volume of $26 million and lower transportation costs of $20 million. The decrease in conversion costs was primarily driven by lower under-absorbed fixed overhead costs of $119 million due to higher production volume and savings from rationalization plans of $55 million. Lower employee benefit costs and productivity improvements were offset by inflation and higher profit sharing costs. SAG expense increased $15 million driven by increased advertising costs of $15 million and higher general and product liability expenses of $14 million partially offset by savings from rationalization plans of $8 million and lower bad debt expense of $6 million.

Operating income in 2010 excluded net rationalization charges of $184 million primarily related to the closure of our Union City, Tennessee manufacturing facility, net gains on asset sales of $2 million and charges for accelerated depreciation of $2 million. Operating loss in 2009 excluded net rationalization charges of $112 million, charges for accelerated depreciation and asset write-offs of $16 million, and net gains on asset sales of $4 million.

2009 Compared to 2008

North American Tire unit sales in 2009 decreased 8.4 million units, or 11.9%, from the 2008 period. The decrease was primarily related to a decline in OE volume of 7 million units, or 35.5%, primarily in our consumer business, due to reduced vehicle production. Replacement volume decreased 1.4 million units, or 2.9%, primarily in the consumer business, due to continuing recessionary economic conditions.

Net sales in 2009 decreased $1.3 billion, or 15.5%, compared to 2008 due primarily to decreased sales in other tire-related businesses of $729 million, primarily related to third party sales of chemical products, lower tire volume of $635 million and unfavorable foreign currency translation of $38 million. Net sales were favorably affected by improved price and product mix of $124 million.

Operating loss in 2009 increased $149 million, or 95.5%, compared to 2008 due primarily to higher conversion costs of $220 million, decreased sales volume of $77 million and lower operating income in chemical and other tire-related businesses of $82 million. Conversion costs increased due primarily to higher under-absorbed fixed overhead costs of $245 million as a result of reduced production volume, and increased pension expense as a result of lower 2008 returns on plan assets and higher amortization of net losses. Increased pension and defined contribution expense of $159 million more than offset savings resulting from the implementation of the Voluntary Employees’ Beneficiary Association (“VEBA”) of $89 million. Conversion costs were favorably impacted by savings from rationalization plans of $60 million and lower utility costs of $21 million. Operating income was favorably affected by lower raw material costs of $85 million, improved price and product mix of $78 million, reduced SAG of $38 million and lower transportation costs of $19 million. SAG decreased due primarily to reduced warehousing costs and savings from rationalization programs.

Operating loss in 2009 excluded net rationalization charges of $112 million, $16 million of charges for accelerated depreciation and asset write-offs, and net gains on asset sales of $4 million. Operating income in 2008 excluded net rationalization charges of $54 million, net gains on asset sales of $18 million and $3 million of charges for accelerated depreciation.

Europe, Middle East and Africa Tire

	Year Ended December 31,
(In millions)	2010	2009	2008

Tire Units	72.0	66.0	73.6
Net Sales	$6,407	$5,801	$7,316
Operating Income	319	166	425
Operating Margin	5.0%	2.9%	5.8%

2010 Compared to 2009

Europe, Middle East and Africa Tire unit sales in 2010 increased 6.0 million units, or 9.0%, from the 2009 period. OE volume increased 3.2 million units, or 24.4%, primarily in our consumer business, due to increased vehicle production. Replacement volume increased 2.8 million units, or 5.2%, primarily in the consumer business, due to improved economic conditions and a strong winter season.

Net sales in 2010 increased $606 million, or 10.4%, compared to 2009, due primarily to higher volume of $454 million and improved price and product mix of $356 million. These increases were partially offset by unfavorable foreign currency translation of $193 million.

Operating income in 2010 increased $153 million, or 92.2%, compared to 2009, due primarily to lower conversion costs of $174 million and increased volume of $118 million. Conversion costs decreased due primarily to lower under-absorbed fixed overhead costs of $108 million due to higher production volume. Operating income was unfavorably affected by higher raw material costs of $182 million, which were partially offset by improved price and product mix of $131 million, higher SAG expenses of $73 million, and unfavorable foreign currency translation of $17 million. SAG expenses increased due to higher wages and benefits of $35 million and increased advertising expenses of $26 million. Conversion costs and SAG expenses included savings from rationalization plans of $12 million and $7 million, respectively.

Operating income in 2010 excluded net rationalization charges of $41 million and net gains on asset sales of $6 million and charges for accelerated depreciation and asset write-offs of $1 million. Operating income in 2009 excluded net rationalization charges of $82 million and net gains on asset sales of $1 million.

EMEA’s results are highly dependent upon Germany, which accounted for approximately 35% and 33% of EMEA’s net sales in 2010 and 2009, respectively. Accordingly, results of operations in Germany will have a significant impact on EMEA’s future performance. In addition, excluding the estimated loss on the sale of approximately $50 million to $75 million, EMEA’s operating income is expected to be favorably affected by approximately $20 million to $25 million on an annualized basis due to the anticipated sale of our EMEA farm tire business as a result of recent operating losses in that business. The transaction is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils.

2009 Compared to 2008

Europe, Middle East and Africa Tire unit sales in 2009 decreased 7.6 million units, or 10.3%, from the 2008 period. OE volume decreased 4.5 million units, or 25.4%, primarily in our consumer business, due to reduced vehicle production. Replacement volume decreased 3.1 million units, or 5.5%, primarily in the consumer business, due to recessionary economic conditions.

Net sales in 2009 decreased $1.5 billion, or 20.7%, compared to 2008, due primarily to lower volume of $665 million, foreign currency translation of $450 million and lower sales in other tire-related businesses of $150 million. Net sales also decreased by $250 million as a result of unfavorable changes in product mix, net of pricing improvements.

Operating income in 2009 decreased $259 million, or 60.9%, compared to 2008, due primarily to higher conversion costs of $258 million, decreased volume of $148 million, and decreased operating income in other tire-related businesses of $44 million. Conversion costs increased due primarily to higher under-absorbed fixed overhead costs of $195 million due to reduced production volume. Conversion costs included savings from rationalization plans of $19 million. Operating income was favorably affected by lower SAG expenses of $113 million, improved price and mix of $22 million, lower raw material costs of $16 million and favorable foreign currency translation of $16 million. SAG savings included lower advertising expenses of $45 million, savings from rationalization plans of $20 million, lower consulting and contract labor costs of $16 million and reduced travel-related expenses of $16 million.

Operating income in 2009 excluded net rationalization charges of $82 million and net gains on asset sales of $1 million. Operating income in 2008 excluded net rationalization charges of $41 million and net gains on asset sales of $20 million.

Latin American Tire

	Year Ended December 31,
(In millions)	2010	2009	2008

Tire Units	20.7	19.1	20.0
Net Sales	$2,158	$1,814	$2,088
Operating Income	330	301	367
Operating Margin	15.3%	16.6%	17.6%

2010 Compared to 2009

Latin American Tire unit sales in 2010 increased 1.6 million units, or 8.5%, from the 2009 period. Replacement tire volume increased 0.9 million units, or 6.7%, reflecting increased volume in both consumer and commercial businesses. OE volume increased 0.7 million units, or 12.3%, due primarily to an increase in our consumer business.

Net sales in 2010 increased $344 million, or 19.0%, from the 2009 period, due primarily to improved price and product mix of $219 million and increased volume of $128 million. These increases were partially offset by unfavorable foreign currency translation of $30 million which included $192 million related to the devaluation of the Venezuelan bolivar fuerte.

Operating income in 2010 increased $29 million, or 9.6%, from the same period in 2009, due primarily to improved price and product mix of $188 million, which more than offset higher raw material costs of $84 million, and lower conversion costs of $24 million. These increases were partially offset by unfavorable foreign currency translation of $49 million, higher SAG costs of $26 million, and lower profitability on intersegment transfers of $24 million. Higher SAG expenses included higher wages and benefits of $13 million and higher warehousing expenses of $11 million. Conversion costs included lower under-absorbed fixed overhead costs of $41 million and savings from rationalization plans of $8 million.

Operating income in 2010 excluded a charge of $25 million related to a claim regarding the use of value-added tax credits in prior periods, net gains on asset sales of $7 million, and net rationalization charges of $5 million. In addition, a $134 million foreign currency exchange loss in Venezuela also is excluded from operating income in 2010. Operating income in 2009 excluded net rationalization charges of $20 million and net gains on asset sales of $2 million. In addition, operating income excluded charges of $18 million in 2009 resulting from the recognition of accumulated foreign currency translation losses in connection with the liquidation of our subsidiary in Guatemala.

Latin American Tire’s results are highly dependent upon Brazil, which accounted for approximately 61% and 51% of Latin American Tire’s net sales in 2010 and 2009, respectively. Accordingly, results of operations in Brazil will have a significant impact on Latin American Tire’s future performance. In addition, Latin America Tire’s operating income is expected to be adversely impacted by approximately $30 million to $35 million on an annualized basis due to the anticipated sale of our Latin American Tire farm tire business. The sale is expected to close in the first half of 2011.

Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2010 and 2009. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions adversely impacted Latin American Tire’s operating results by approximately $85 million as compared to 2009. The elimination of the official exchange rate for essential goods is not expected to have a significant impact on Latin American Tire’s sales and operating income in 2011 compared to 2010. For further information see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in this Form 10-K.

2009 Compared to 2008

Latin American Tire unit sales in 2009 decreased 0.9 million units, or 4.5%, from the 2008 period. Replacement tire volume decreased 0.8 million units, or 5.9%, reflecting reduced volume in both consumer and commercial businesses. OE volume decreased 0.1 million units, or 1.3%, due primarily to a decrease in our commercial business.

Net sales in 2009 decreased $274 million, or 13.1%, from the 2008 period, due primarily to foreign currency translation of $123 million, decreased volume of $92 million, lower sales of other tire-related businesses of $33 million, and $26 million as a result of unfavorable changes in product mix, net of pricing improvements.

Operating income in 2009 decreased $66 million, or 18.0%, from the same period in 2008, due primarily to higher conversion costs of $43 million, lower volume of $28 million, lower profitability on intersegment transfers of $21 million, higher inventory reserves of $4 million and costs related to manufacturing start-up activities of $3 million. Conversion costs increased due primarily to higher under-absorbed fixed overhead costs of $43 million and other inflation of $10 million. Conversion costs also included savings from rationalization plans of $15 million. Operating income was favorably affected by improvements in price and product mix of $69 million, which more than offset higher raw material costs of $16 million. Operating income in 2008 included a gain of $12 million related to the favorable settlement of an excise tax case.

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

Asia Pacific Tire

	Year Ended December 31,
(In millions)	2010	2009	2008

Tire Units	21.4	19.2	19.8
Net Sales	$2,062	$1,709	$1,829
Operating Income	250	210	168
Operating Margin	12.1%	12.3%	9.2%

2010 Compared to 2009

Asia Pacific Tire unit sales in 2010 increased 2.2 million units, or 11.6%, from the 2009 period. OE volumes increased 1.6 million units, or 22.5%, primarily in the consumer business and replacement unit sales increased 0.6 million units, or 5.2%. The increase in units is due to continued growth in vehicle production in China and India.

Net sales in 2010 increased $353 million, or 20.7%, compared to the 2009 period, due primarily to foreign currency translation of $172 million, increased volume of $158 million and improved price and product mix of $23 million.

Operating income in 2010 increased $40 million, or 19.0%, compared to the 2009 period, due primarily to improved price and product mix of $110 million, which was offset by higher raw material costs of $106 million, increased volume of $32 million, favorable foreign currency translation of $21 million and decreased conversion costs of $19 million. Conversion costs included savings from rationalization plans of $16 million and lower under-absorbed fixed overhead costs of $10 million. Operating income was adversely affected by start-up expenses for our new manufacturing facility in Pulandian, China of approximately $10 million and higher SAG costs of $22 million, including increased wages and benefits of $9 million. Operating income in 2009 included a gain of $7 million from insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand in 2007.

Operating income in 2010 and 2009 excluded charges for accelerated depreciation and asset write-offs of $12 million and $26 million, respectively, and net rationalization charges of $11 million and $10 million, respectively. In addition, operating income excluded net gains on asset sales of $58 million and $5 million in 2010 and 2009, respectively, due primarily to the sale of a closed manufacturing facility in Taiwan and land in Thailand in 2010.

Asia Pacific Tire’s results are highly dependent upon Australia, which accounted for approximately 43% and 45% of Asia Pacific Tire’s net sales in 2010 and 2009, respectively. Accordingly, results of operations in Australia will have a significant impact on Asia Pacific Tire’s future performance. In 2011, start-up expenses of our new manufacturing facility in Pulandian, China are expected to adversely impact Asia Pacific Tire’s operating income by $30 million to $40 million compared to 2010.

2009 Compared to 2008

Asia Pacific Tire unit sales in 2009 decreased 0.6 million units, or 2.9%, from the 2008 period. Replacement unit sales decreased 0.8 million units, or 6.3%, while OE volumes increased 0.2 million units, or 3.4%, primarily in the consumer business. The net decrease in units is due to recessionary economic conditions, primarily in Australia, that were partially offset by increased growth in vehicle production in China.

Net sales in 2009 decreased $120 million, or 6.6%, compared to the 2008 period, due primarily to foreign currency translation of $88 million, lower volume of $48 million and decreased sales in other tire-related businesses of $12 million, primarily in the retail business. Net sales were favorably affected by improved price and product mix of $28 million.

Operating income in 2009 increased $42 million, or 25.0%, compared to the 2008 period, due primarily to improved price and mix of $38 million, lower raw material costs of $30 million and decreased conversion costs of $6 million. Conversion costs included savings from rationalization plans of $12 million, partially offset by $7 million of under-absorbed fixed overhead costs due to reduced production volume. Operating income in 2009 included a gain of $7 million from insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand in 2007. Operating income was adversely affected by lower volume of $13 million, decreased operating income in other tire-related businesses of $8 million, and increases in incentive compensation expense of $9 million and in the cost of imported finished tires of $6 million.

Operating income in 2009 and 2008 excluded charges for accelerated depreciation and asset write-offs of $26 million and $24 million, respectively, and net rationalization charges of $10 million and $83 million, respectively, primarily related to the closure of our manufacturing facilities in the Philippines and Australia. In addition, operating income excluded net gains on asset sales of $5 million and $10 million in 2009 and 2008, respectively.

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

A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $126 million at December 31, 2010. The portion of the liability associated with unasserted asbestos claims and related defense costs was $63 million. At December 31, 2010, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.

We maintain primary insurance coverage under coverage-in-place agreements as well as excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery. This determination is based on consultation with our outside legal counsel and taking into consideration agreements in principle with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors.

As of December 31, 2010, (i) we had recorded a receivable related to asbestos claims of $67 million, and (ii) we expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. The receivables recorded consist of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Of this amount, $8 million was included in Current Assets as part of Accounts receivable at December 31, 2010.

Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $291 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2010. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.

For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

Recoverability of Goodwill.  Goodwill is not amortized. Rather, goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $683 million at December 31, 2010.

We have determined our reporting units to be consistent with our operating segments comprised of four strategic business units: North American Tire, Europe, Middle East and Africa Tire, Latin American Tire, and Asia Pacific Tire. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. There have been no changes to our reporting units or in the manner in which goodwill was allocated in 2010.

Our annual impairment testing is conducted as of July 31st each year and for 2010 our analysis indicated no impairment of goodwill. For purposes of our annual testing in 2010, we determined the estimated fair values using a discounted cash flow approach. We believe this methodology is appropriate in the determination of fair value. We may also use different fair value techniques when we believe a discounted cash flow approach may not provide an appropriate determination of fair value.

The discounted cash flow model of the reporting units is based on the forecasted operating cash flow for the current year, projected operating cash flows for the next nine years (determined using forecasted amounts as well as an estimated growth rate) and a terminal value beyond ten years. Discounted cash flows consist of the operating cash flows for each business unit less an estimate for capital expenditures. The key assumptions incorporated in the discounted cash flow approach include growth rates, projected segment operating income, changes in working capital, our plan for capital expenditures, anticipated funding for pensions, and a discount rate equal to our assumed long term cost of capital. Corporate administrative expenses are allocations of corporate overhead that we make to each strategic business unit and are excluded from the discounted cash flow model. Cash flows may be adjusted to exclude certain non-recurring or unusual items. As segment operating income was the starting point for determining operating cash flow, which excludes non-recurring or unusual items, there were no other non-recurring or unusual items excluded from the calculations of operating cash flow in any of the periods included in our determination of fair value.

We consider significant decreases in forecasted cash flows in future periods to be an indication of a potential impairment. At the time of our annual impairment testing, fair value would have to decline in excess of 40% for North American Tire, over 45% for EMEA and over 20% for Asia Pacific Tire to reduce fair value below carrying value. The discount rate used would have to increase over two percentage points for North American Tire, over seven percentage points for EMEA and over two percentage points for Asia Pacific Tire or the assumed growth rate would have to be negative for each of the business units to indicate a potential impairment.

Deferred Tax Asset Valuation Allowance and Uncertain Income Tax Positions.  At December 31, 2010, we had a valuation allowance aggregating $3.1 billion against all of our net Federal and state and certain of our foreign net deferred tax assets.

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

Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends, including an assumption about inflation. The discount rate for our U.S. plans is based on a yield curve derived from a portfolio of corporate bonds from issuers rated Aa or higher as of December 31 and is reviewed annually. Our expected benefit payment cash flows are discounted based on spot rates developed from the yield curve. The long term rate of return on plan assets is based on the compound annualized return of our U.S. pension fund over a period of 15 years or more, estimates of future long term rates of return on assets similar to the target allocation of our pension fund and long term inflation. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as-needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.

The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 5.20% and 4.62%, respectively, at December 31, 2010, compared to 5.75% and 5.45% for our U.S. pension and other postretirement benefit plans, respectively, at December 31, 2009. The decrease in the discount rate at December 31, 2010 was due primarily to lower interest rate yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $296 million in 2010, compared to $314 million in 2009 and $312 million in 2008. Interest cost included in our worldwide net periodic other postretirement benefits cost was $33 million in 2010, compared to $32 million in 2009 and $84 million in 2008. Interest cost decreased in 2009 as a result of the reduction in other postretirement benefits liability due to the VEBA settlement.

The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, shareholders’ equity, and 2011 expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2010
(Dollars in millions)	Change	PBO/ABO	Equity	2011 Expense

Pensions:
Assumption:
Discount rate	+/− 0.5%	$298	$298	$11
Actual 2010 return on assets	+/− 1.0%	N/A	33	5
Expected return on assets	+/− 1.0%	N/A	N/A	36
Other Postretirement Benefits:
Assumption:
Discount rate	+/− 0.5%	$12	$12	$—
Health care cost trends — total cost	+/− 1.0%	3	3	—

A significant portion of the net actuarial loss included in AOCL of $2,314 million in our U.S. pension plans as of December 31, 2010 is a result of 2008 plan asset losses and the overall decline in U.S. discount rates over time. For purposes of determining our 2010 U.S. net periodic pension expense, our funded status was such that we recognized $133 million of the net actuarial loss in 2010. We will recognize approximately $135 million of net actuarial losses in 2011. If our future experience is consistent with our assumptions as of December 31, 2010, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2011 before it begins to gradually decline.

The actual rate of return on our U.S. pension fund was 14.4%, 25.6% and (31.7)% in 2010, 2009 and 2008, respectively, as compared to the expected rate of 8.5% for all three years. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.

We experienced a decrease in our U.S. discount rate at the end of 2010 and a large portion of the net actuarial loss included in AOCL of $180 million in our worldwide other postretirement benefit plans as of December 31, 2010 is a result of the overall decline in U.S. discount rates over time. The net actuarial loss increased from 2009 due to the decrease in the discount rate at December 31, 2010. For purposes of determining 2010 worldwide net periodic other postretirement benefits cost, we recognized $9 million of the net actuarial losses in 2010. We will recognize approximately $12 million of net actuarial losses in 2011. If our future experience is consistent with our assumptions as of December 31, 2010, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2011 before it begins to gradually decline.

The weighted average amortization period for our U.S. plans is approximately 14 years.

For further information on pensions and other postretirement benefits, refer to the Note to the Consolidated Financial Statements No. 14, Pension, Other Postretirement Benefits and Savings Plans.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

We faced an uncertain business environment in 2010 as the global economy continued its recovery from the recessionary economic conditions that existed in many parts of the world during 2008 and 2009, particularly in North America and Europe. We also faced a number of substantial challenges, such as rapidly rising raw material and energy costs, wage inflation in emerging markets, continued pressure from our unfunded pension obligations, and the devaluation of the currency and economic weakness in Venezuela. Global tire industry demand, while improving, continues to be below pre-recessionary levels in North America and remains hard to predict, especially for OE production.

Given the uncertain economic environment, in 2010 we remained focused on cash flow in order to provide funding for investments in future growth, and took several actions to strengthen our liquidity, including:

•	Further improvements in working capital through strong inventory management, improved vendor terms and good collections at year-end; and

•	The successful completion of a $1.0 billion debt offering in August 2010 that addressed our 2011 debt maturities.

For further information on the other strategic initiatives we pursued in 2010, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

At December 31, 2010, we had $2,005 million in Cash and cash equivalents, compared to $1,922 million at December 31, 2009. Cash and cash equivalents were favorably affected by the reduced net loss compared to 2009, improvements in trade working capital of $52 million and proceeds from the issuance of our $1.0 billion 8.25% senior notes due 2020. Partially offsetting these increases in Cash and cash equivalents were capital expenditures of $944 million and the redemption of $973 million of outstanding notes, including $713 million of notes due in 2011 and $260 million of notes due in 2015.

At December 31, 2010 and 2009, we had $2,475 million and $2,567 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2010	2009

$1.5 billion first lien revolving credit facility due 2013	$1,001	$892
€505 million revolving credit facility due 2012	664	712
China financing agreements	394	530
Other U.S. and international debt	158	124
Notes payable and overdrafts	258	309

	$2,475	$2,567

At December 31, 2010, our unused availability included $394 million which can only be used to finance the relocation and expansion of our manufacturing facilities in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were $153 million of borrowings outstanding under these credit facilities at December 31, 2010.

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

In 2011, we expect our operating needs to include global contributions to our funded pension plans of approximately $250 million to $300 million and our investing needs to include capital expenditures of approximately $1.1 billion to $1.2 billion. We also expect interest expense to range between $350 million and $375 million. The strategic initiatives described above are intended to permit us to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions.

In March 2010, we completed an offer to exchange our outstanding 7.857% notes due 2011 for a new series of 8.75% notes due 2020. A total of $262 million in aggregate principal amount of the 7.857% notes due 2011 were validly tendered, and $282 million in aggregate principal amount of the 8.75% notes due 2020 were issued in the exchange.

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

On June 25, 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) was signed into law. The Pension Relief Act provides funding relief for defined benefit pension plan sponsors by deferring near-term contributions. As allowed by the Pension Relief Act, we elected funding relief for the 2009 plan year and expect to elect funding relief for the 2011 plan year, which is expected to reduce our total U.S. pension contributions in 2011 to 2014 by approximately $275 million to $325 million. We currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $200 million to $225 million in 2011. The reduction from funding relief will result in increased contributions in years after 2014.

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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as Venezuela, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Venezuelan subsidiary, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2010, approximately $627 million of net assets were subject to such restrictions.

Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles since it experienced a rate of general inflation in excess of 100% over the latest three year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements since January 1, 2010 were determined using official exchange rates and are reported in Other Expense.

On January 8, 2010, Venezuela established a two-tier exchange rate structure for essential and non-essential goods. For essential goods the official exchange rate was 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate was 4.3 bolivares fuertes to the U.S. dollar. As announced by the Venezuelan government in December 2010, on January 1, 2011, the two-tier exchange rate structure was eliminated and the official exchange rate for essential goods cannot be used for our unsettled amounts at December 31, 2010. Effective January 1, 2011, the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar was established for substantially all goods.

The $110 million foreign currency exchange loss in the first quarter of 2010 primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, at the time of the January 2010 devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate of 4.3 bolivares fuertes applicable to non-essential goods, and was partially offset by a $47 million subsidy receivable related to U.S. dollar-denominated payables that were expected to be settled at the official subsidy exchange rate of 2.6 bolivares fuertes applicable to essential goods. Since we expected these payables to be settled at the subsidy essential goods rate, we established a subsidy receivable to reflect the expected benefit to be received in the form of the difference between the essential and non-essential goods exchange rates. Throughout 2010, we periodically assessed our ability to realize the benefit of the subsidy receivable, and a substantial portion of purchases by our Venezuelan subsidiary had qualified and settled at the official exchange rate for essential goods.

As a result of the elimination of the official subsidy exchange rate for essential goods, we no longer expect our Venezuelan subsidiary to settle payables at that exchange rate. Accordingly, we recorded a foreign exchange loss of $24 million in the fourth quarter of 2010 related to the reversal of the subsidy receivable at December 31, 2010.

If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the statement of operations. At

December 31, 2010, we had bolivar fuerte denominated monetary assets of $210 million which consisted primarily of $188 million of cash, $18 million of deferred tax assets and $4 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $44 million which consisted primarily of $17 million of intercompany payables, $12 million of accounts payable — trade and $7 million of compensation and benefits. At December 31, 2009, we had bolivar fuerte denominated monetary assets of $389 million which consisted primarily of $370 million of cash, $11 million of deferred tax assets and $5 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $78 million which consisted primarily of $29 million of income taxes payable, $19 million of accounts payable — trade, and $11 million of compensation and benefits. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at December 31, 2010, and were translated at 2.15 bolivares fuertes to the U.S. dollar at December 31, 2009.

Goodyear Venezuela’s sales were 1.2% and 2.4% of our net sales for the twelve months ended December 31, 2010 and 2009, respectively. Goodyear Venezuela’s operating income was 6.4% and 38.4% of our segment operating income for the twelve months ended December 31, 2010 and 2009, respectively. The percentage for the twelve months ended December 31, 2009 was high due to the operating loss in 2009 in North American Tire. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 50% bolivar fuerte denominated and approximately 50% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and increase cost of goods sold by approximately $40 million and approximately $30 million, respectively, on an annual basis.

During 2010, Goodyear Venezuela settled $116 million and $20 million, respectively, of U.S. dollar-denominated intercompany payables and accounts payable — trade. For the twelve month period ended December 31, 2010, approximately 98% of those payables were settled at the essential goods rate of 2.6 bolivares fuertes to the U.S. dollar. At December 31, 2010, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were $107 million. At December 31, 2010, $19 million of the requested settlements were pending up to 180 days, $20 million were pending from 180 to 360 days and $68 million were pending over one year. Amounts pending from 180 to 360 days include dividends payable of $17 million and amounts pending over one year include imported tires of $27 million, intercompany charges for royalties of $15 million and dividends payable of $14 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.

Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2010 and 2009. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions and operational disruptions in Venezuela adversely impacted Latin American Tire’s operating income by approximately $85 million as compared to 2009. Additionally, we recorded $134 million in charges related to the devaluation of the bolivar fuerte in 2010 in Other Expense. The operational challenges we face include high absenteeism, a lack of supplies and difficulties importing raw materials and finished goods. In response to the devaluation and conditions in Venezuela, we continue to evaluate the need to adjust prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material cost, production cost, market demand and adherence to government price controls. As a result, the elimination of the two-tier exchange rate structure is not expected to have a significant impact on Latin American Tire’s sales and operating income in 2011 compared to 2010. For a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors”.

We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2011 and to provide us with flexibility to respond to further changes in the business environment. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions. However, the challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See “Item 1A. Risk Factors” for a more detailed discussion of these challenges.

Cash Position

At December 31, 2010, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$415 million or 21% in Europe, Middle East and Africa, primarily Luxembourg, South Africa and Poland ($352 million or 18% at December 31, 2009),

•	$393 million or 20% in Asia, primarily China, Australia and India ($217 million or 11% at December 31, 2009), and

•	$368 million or 18% in Latin America, primarily Venezuela and Brazil ($533 million or 28% at December 31, 2009).

Operating Activities

Net cash provided by operations was $924 million in 2010, compared to $1,297 million in 2009 and net cash used of $739 million in 2008. Operating cash flows in 2010 were favorably impacted by the reduced net loss compared to 2009. Net cash provided by trade working capital was $52 million and $1,081 million in 2010 and 2009, respectively, and net cash used was $127 million in 2008. Operating cash flows in 2008 included $1,007 million of VEBA contributions.

Investing Activities

Net cash used in investing activities was $859 million in 2010, compared to $663 million in 2009 and $1,058 million in 2008. Capital expenditures were $944 million in 2010, compared to $746 million in 2009 and $1,049 million in 2008. Capital expenditures in 2010 increased from 2009 due primarily to the expansion of manufacturing capacity in China and Chile. Capital expenditures in 2009 and 2008 primarily related to projects targeted at increasing our capacity for high value-added tires, which were scaled back in 2009 due to the recessionary economic conditions. Investing cash flows included cash inflows of $26 million and $47 million in 2010 and 2009, respectively, and a net cash outflow of $76 million in 2008 related to The Reserve Primary Fund. Investing cash flows also reflect cash provided from the disposition of assets each year as a result of the realignment of operations under rationalization programs and the divestiture of non-core assets.

Financing Activities

Net cash provided by financing activities was $179 million in 2010, compared to cash used of $654 million in 2009 and cash provided of $264 million in 2008. Financing activities in 2010 included net proceeds from the issuance of our $1.0 billion 8.25% senior notes due 2020 offset by the redemption of $973 million of our 7.857% notes due 2011, 8.625% senior notes due 2011 and 9% senior notes due 2015. Also included in 2010 were borrowings of $150 million to support the relocation and expansion of our manufacturing facilities in China. Financing cash flows in 2009 included the net proceeds from the issuance of our $1.0 billion 10.5% senior notes due 2016, the $700 million net repayment of amounts incurred under our first lien revolving credit facility, and the repayment at maturity of our $500 million senior floating rate notes due 2009. Consolidated debt at December 31, 2010 was $4,745 million, compared to $4,520 million at December 31, 2009.

Financing cash flows in 2008 included outflows of $84 million for the acquisition of approximately 6% of the outstanding shares of our tire manufacturing subsidiary in Poland and the acquisition of the remaining 25% ownership in our tire manufacturing and distribution subsidiary in China.

Credit Sources

In aggregate, we had total credit arrangements of $7,689 million available at December 31, 2010, of which $2,475 million were unused, compared to $7,579 million available at December 31, 2009, of which $2,567 million were unused. At December 31, 2010, we had long term credit arrangements totaling $7,193 million, of which $2,217 million were unused, compared to $7,046 million and $2,258 million, respectively, at December 31, 2009. At December 31, 2010, we had short term committed and uncommitted credit arrangements totaling $496 million, of which $258 million were unused, compared to $533 million and $309 million, respectively, at December 31, 2009. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes

At December 31, 2010, we had $2,371 million of outstanding notes, compared to $2,345 million at December 31, 2009.

On March 5, 2010, we completed an offer to exchange our outstanding 7.857% notes due 2011 (“2011 Notes”) for a new series of 8.75% notes due 2020 (“2020 Notes”). A total of $262 million in aggregate principal amount of the 2011 Notes were validly tendered, and $282 million in aggregate principal amount of the 2020 Notes were issued in the exchange.

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

€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012

Our amended and restated €505 million revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to one of the German subsidiaries (the “German borrower”) of GDTE, and a €350 million European revolving credit facility, which is available to the same German borrower and to GDTE and certain of its other subsidiaries and contains a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the German and European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral.

As of December 31, 2010 and December 31, 2009, there were no borrowings under the German or the European revolving credit facilities. Letters of credit issued under the European revolving credit facility totaled $12 million (€9 million) as of December 31, 2010 and $14 million (€10 million) as of December 31, 2009.

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013

Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in various collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company (the “Parent Company”) and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2010, our borrowing base, and therefore our availability, under this facility was $25 million below the facility’s stated amount of $1.5 billion.

At December 31, 2010 and 2009, we had no borrowings outstanding and $474 million and $494 million, respectively, of letters of credit issued under the revolving credit facility.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014

Our amended and restated second lien term loan facility may be increased by up to $300 million at our request, subject to the consent of the lenders making additional term loans. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. At December 31, 2010 and December 31, 2009, this facility was fully drawn.

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

As of December 31, 2010 and 2009, the amount available and fully utilized under this program totaled $319 million (€238 million) and $437 million (€304 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $72 million and $68 million at December 31, 2010 and 2009, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)

Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2010 and 2009. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At December 31, 2010 and 2009, the gross amount of receivables sold was $126 million and $113 million, respectively.

Other Foreign Credit Facilities

Our Chinese subsidiary has two financing agreements in China. At December 31, 2010, these non-revolving credit facilities had total unused availability of up to 2.6 billion renminbi ($394 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.7 billion renminbi of unused availability at December 31, 2010) matures in 2016 and principal amortization begins in 2013. At December 31, 2010, there were $99 million of borrowings outstanding under this facility. The other facility (with 900 million renminbi of unused availability at December 31, 2010) matures in 2018 and principal amortization begins in 2015. At December 31, 2010, there were $54 million of borrowings outstanding under this facility. There were no amounts outstanding under either of the facilities at December 31, 2009.

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

We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2010, our availability under this facility of $1,001 million, plus our Available Cash of $830 million, totaled $1.8 billion, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.

In addition, our €505 million senior secured European and German revolving credit facilities contain non-financial covenants similar to the non-financial covenants in our first lien revolving and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, and through March 31, 2011, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. As of December 31, 2010, we were in compliance with this financial covenant.

Our amended and restated credit facilities also state that we may only incur additional debt or make restricted payments that are not otherwise expressly permitted if, after giving effect to the debt incurrence or the restricted payment, our ratio of EBITDA to Consolidated Interest Expense for the prior four fiscal quarters would exceed 2.0 to 1.0. Certain of our senior note indentures have substantially similar limitations on incurring debt and making restricted payments. Our credit facilities and indentures also permit the incurrence of additional debt through other provisions in those agreements without regard to our ability to satisfy the ratio-based incurrence test described above. We believe that these other provisions provide us with sufficient flexibility to incur additional debt necessary to meet our operating, investing, and financing needs without regard to our ability to satisfy the ratio-based incurrence test.

There are no known future changes to, or new covenants in, any of our existing debt obligations other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.

As of December 31, 2010, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

The following table presents our contractual obligations and commitments to make future payments as of December 31, 2010:

	Payment Due by Period as of December 31, 2010
(In millions)	Total	2011	2012	2013	2014	2015	Beyond 2015

Debt Obligations(1)	$4,727	$423	$97	$103	$1,207	$324	$2,573
Capital Lease Obligations(2)	18	3	4	10	1	—	—
Interest Payments(3)	2,068	313	286	274	254	241	700
Operating Leases(4)	1,322	309	249	193	144	108	319
Pension Benefits(5)	2,277	325	588	563	463	338	NA
Other Postretirement Benefits(6)	471	59	55	51	49	47	210
Workers’ Compensation(7)	390	71	52	38	29	23	177
Binding Commitments(8)	3,326	2,719	379	150	21	16	41
Uncertain Income Tax Positions(9)	36	19	2	11	—	1	3

	$14,635	$4,241	$1,712	$1,393	$2,168	$1,098	$4,023

(1)	Debt obligations include Notes payable and overdrafts.

(2)	The minimum lease payments for capital lease obligations are $22 million.

(3)	These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2010 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)	Operating lease obligations have not been reduced by minimum sublease rentals of $45 million, $37 million, $27 million, $19 million, $11 million and $15 million in each of the periods above, respectively, for a total of $154 million. Payments, net of minimum sublease rentals, total $1,168 million. The present value of the net operating lease payments is $903 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2010. Although subject to change, the amounts set forth in the table for 2011, 2012 and 2013 represent the midpoint of the range of our estimated minimum funding requirements for U.S. defined benefit pension plans under current ERISA law, including the expected election of funding relief for the 2011 plan year as allowed by the Pension Relief Act; and the midpoint of the range of our expected contributions to our funded non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans. For years after 2013, the amounts shown in the table represent the midpoint of the range of our estimated minimum funding requirements for our U.S. defined benefit pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans, and do not include estimates for contributions to our funded non-U.S. pension plans.

The expected contributions for our U.S. plans are based upon a number of assumptions, including:

•	Projected Target Liability interest rate of 6.20% for 2011, 5.38% for 2012, 5.32% for 2013, 5.50% for 2014 and 5.65% for 2015, and

•	plan asset returns of 8.5% for 2011 and beyond.

Future contributions are also affected by other factors such as:

•	future interest rate levels,

•	the amount and timing of asset returns, and

•	how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

(6)	The payments presented above are expected payments for the next 10 years. The payments for other postretirement benefits reflect the estimated benefit payments of the plans using the provisions currently in effect. Under the relevant summary plan descriptions or plan documents we have the right to modify or terminate the plans. The obligation related to other postretirement benefits is actuarially determined on an annual basis. The estimated payments have been reduced to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003.

(7)	The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $291 million.

(8)	Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2010.

(9)	These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2010. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•	The terms and conditions of our global alliance with SRI, as set forth in the global alliance agreements between SRI and us, provide for certain minority exit rights available to SRI upon the occurrence of certain events enumerated in the global alliance agreements, including certain bankruptcy events, changes in our control or breaches of the global alliance agreements. SRI’s exit rights, in the event of the occurrence of a triggering event and the subsequent exercise of SRI’s exit rights, could require us to make a substantial payment to acquire SRI’s minority interests in GDTE and GDTNA following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.”

•	Pursuant to certain long term agreements, we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers production levels.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $26 million at December 31, 2010 and expire at various times through 2023. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT

Certain information in this Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	if we do not achieve projected savings from various cost reduction initiatives or successfully implement other strategic initiatives our operating results, financial condition and liquidity may be materially adversely affected;

•	higher raw material and energy costs may materially adversely affect our operating results and financial condition;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expense;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	deteriorating economic conditions in any of our major markets, or an inability to access capital markets or third-party financing when necessary, may materially adversely affect our operating results, financial condition and liquidity;

•	the challenges of the present business environment may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations;

•	work stoppages, financial difficulties or supply disruptions at our major OE customers, dealers or suppliers could harm our business;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	if we experience a labor strike, work stoppage or other similar event our financial position, results of operations and liquidity could be materially adversely affected;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;

•	we may incur significant costs in connection with product liability and other tort claims;

•	our reserves for product liability and other tort claims and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•	the terms and conditions of our global alliance with SRI provide for certain exit rights available to SRI upon the occurrence of certain events, which could require us to make a substantial payment to acquire SRI’s minority interests in GDTE and GDTNA following the determination of the fair value of those interests;

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•	we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

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

Commodity Price Risk

The raw materials costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are oil-based derivatives, whose cost may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power, expanding our capabilities to substitute lower-cost raw materials and reducing the amount of natural rubber required in each tire.

Interest Rate Risk

We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2010, 41% of our debt was at variable interest rates averaging 3.72% compared to 44% at an average rate of 3.13% at December 31, 2009.

The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2010	2009

Carrying amount — liability	$2,691	$2,442
Fair value — liability	2,791	2,532
Pro forma fair value — liability	2,893	2,601

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

The following table presents foreign currency derivative information at December 31:

(In millions)	2010	2009

Fair value — asset (liability)	$9	$22
Pro forma decrease in fair value	(113)	(106)
Contract maturities	1/11 - 10/19	1/10 - 10/19

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2010	2009

Asset (liability):
Accounts receivable	$25	$27
Other Assets	1	1
Other current liabilities	(17)	(6)

For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	60
Report of Independent Registered Public Accounting Firm	61
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2010	62
Consolidated Balance Sheets at December 31, 2010 and December 31, 2009	63
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2010	64
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010	68
Notes to Consolidated Financial Statements	69
Supplementary Data (unaudited)	124
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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2010 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 10, 2011

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2010	2009	2008

Net Sales	$18,832	$16,301	$19,488
Cost of Goods Sold	15,452	13,676	16,139
Selling, Administrative and General Expense	2,630	2,404	2,600
Rationalizations (Note 2)	240	227	184
Interest Expense (Note 16)	316	311	320
Other Expense (Note 3)	186	40	59

Income (Loss) before Income Taxes	8	(357)	186
United States and Foreign Taxes (Note 15)	172	7	209

Net Loss	(164)	(364)	(23)
Less: Minority Shareholders’ Net Income	52	11	54

Goodyear Net Loss	$(216)	$(375)	$(77)

Goodyear Net Loss — Per Share
Basic	$(0.89)	$(1.55)	$(0.32)

Weighted Average Shares Outstanding (Note 4)	242	241	241
Diluted	$(0.89)	$(1.55)	$(0.32)

Weighted Average Shares Outstanding (Note 4)	242	241	241

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions)	2010	2009

Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$2,005	$1,922
Accounts Receivable (Note 5)	2,736	2,540
Inventories (Note 6)	2,977	2,443
Prepaid Expenses and Other Current Assets (Note 8)	327	320

Total Current Assets	8,045	7,225
Goodwill (Note 7)	683	706
Intangible Assets (Note 7)	161	164
Deferred Income Taxes (Note 15)	58	43
Other Assets (Note 8)	518	429
Property, Plant and Equipment (Note 9)	6,165	5,843

Total Assets	$15,630	$14,410

Liabilities
Current Liabilities:
Accounts Payable-Trade	$3,107	$2,278
Compensation and Benefits (Notes 13 and 14)	756	635
Other Current Liabilities	1,018	844
Notes Payable and Overdrafts (Note 12)	238	224
Long Term Debt and Capital Leases due Within One Year (Note 12)	188	114

Total Current Liabilities	5,307	4,095
Long Term Debt and Capital Leases (Note 12)	4,319	4,182
Compensation and Benefits (Notes 13 and 14)	3,415	3,526
Deferred and Other Noncurrent Income Taxes (Note 15)	242	235
Other Long Term Liabilities	842	793

Total Liabilities	14,125	12,831
Commitments and Contingent Liabilities (Note 19)	—	—
Minority Shareholders’ Equity (Note 1)	584	593
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares, Outstanding shares — 243 (242 in 2009)	243	242
Capital Surplus	2,805	2,783
Retained Earnings	866	1,082
Accumulated Other Comprehensive Loss (Note 18)	(3,270)	(3,372)

Goodyear Shareholders’ Equity	644	735
Minority Shareholders’ Equity — Nonredeemable	277	251

Total Shareholders’ Equity	921	986

Total Liabilities and Shareholders’ Equity	$15,630	$14,410

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity — Non-	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity

Balance at December 31, 2007

(after deducting 10,438,287 treasury shares)	240,122,374	$240	$2,722	$1,540	$(1,652)	$2,850	$300	$3,150

Comprehensive income (loss):

Net (loss) income				(77)		(77)	25	(52)

Foreign currency translation (net of tax of $0)					(488)	(488)	(25)	(513)

Reclassification adjustment for amounts recognized in income (net of tax of $0)					(15)	(15)	—	(15)

Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8)					99	99	—	99

Increase in net actuarial losses (net of tax benefit of $11)					(1,452)	(1,452)	—	(1,452)

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0)					67	67	—	67

Other (net of tax of $0)					(5)	(5)		(5)

Other comprehensive income (loss)						(1,794)	(25)	(1,819)

Total comprehensive income (loss)						(1,871)	—	(1,871)

Issuance of shares for conversion of debt	328,954	—	4			4	—	4

Transactions between Goodyear and minority shareholders							(69)	(69)

Stock-based compensation			34			34	—	34

Common stock issued from treasury (Note 13)	838,593	1	4			5	—	5

Balance at December 31, 2008

(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,764	$1,463	$(3,446)	$1,022	$231	$1,253

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity — Non-	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity

Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,764	$1,463	$(3,446)	$1,022	$231	$1,253
Comprehensive income (loss):
Net (loss) income				(375)		(375)	28	(347)
Foreign currency translation (net of tax of $22)					217	217	7	224
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(17)	(17)	—	(17)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $57)					121	121	—	121
Increase in net actuarial losses (net of tax benefit of $19)					(277)	(277)	—	(277)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1)					43	43	—	43
Prior service cost from plan amendments (net of tax of $7)					(16)	(16)		(16)
Other (net of tax benefit of $2)					3	3		3

Other comprehensive income (loss)						74	7	81

Total comprehensive income (loss)						(301)	35	(266)
Transactions between Goodyear and minority shareholders							(15)	(15)
Stock-based compensation			18			18	—	18
Common stock issued from treasury (Note 13)	912,498	1	1			2	—	2
Other			—	(6)		(6)	—	(6)

Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735	$251	$986

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders’	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Equity — Non-	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity

Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735	$251	$986
Comprehensive income (loss):
Net (loss) income				(216)		(216)	34	(182)
Foreign currency translation (net of tax of $1)					55	55	5	60
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $6)					162	162		162
Increase in net actuarial losses (net of tax benefit of $21)					(178)	(178)		(178)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $4)					60	60		60
Prior service cost from plan amendments (net of tax of $0)					(1)	(1)		(1)
Other (net of tax of $0)					4	4	—	4

Other comprehensive income (loss)						102	5	107

Total comprehensive income (loss)						(114)	39	(75)
Transactions between Goodyear and minority shareholders							(13)	(13)
Stock-based compensation			16			16	—	16
Common stock issued from treasury (Note 13)	736,530	1	6			7		7

Balance at December 31, 2010
(after deducting 7,950,743 treasury shares)	242,938,949	$243	$2,805	$866	$(3,270)	$644	$277	$921

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2010	2009	2008

Balance at beginning of year	$593	$619	$703
Comprehensive income (loss):
Net income (loss)	18	(17)	29
Foreign currency translation (net of tax of $0 in all periods)	(44)	27	(73)
Prior service cost from defined benefit plan amendment (net of tax of $0 in all periods)	—	(1)	—
Amortization of prior service cost and unrecognized gains and losses included in net benefit cost (net of tax of $0 in 2010, $0 in 2009 and $3 in 2008)	5	7	7
Decrease (increase) in net actuarial losses (net of tax benefit of $2 in 2010, $0 in 2009 and $0 in 2008)	11	(59)	10
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 in all periods)	—	11	(11)

Total comprehensive income (loss)	(10)	(32)	(38)
Transactions between Goodyear and minority shareholders	—	—	(46)
Other	1	6	—

Balance at end of year	$584	$593	$619

Consolidated comprehensive income (loss) was ($85) million, ($298) million, and ($1,909) million in 2010, 2009, and 2008, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2010	2009	2008

Cash Flows from Operating Activities:
Net Loss	$(164)	$(364)	$(23)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	652	636	660
Amortization and write-off of debt issuance costs	27	20	26
Net rationalization charges (Note 2)	240	227	184
Net (gains) losses on asset sales (Note 3)	(73)	30	(53)
VEBA funding	—	—	(1,007)
Pension contributions and direct payments	(405)	(430)	(364)
Rationalization payments	(57)	(200)	(84)
Venezuela currency devaluation (Note 3)	134	—	—
Customer prepayments and government grants	6	14	105
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(181)	139	294
Inventories	(536)	1,265	(700)
Accounts payable — trade	769	(323)	279
Compensation and benefits	428	287	(31)
Other current liabilities	103	24	(58)
Other assets and liabilities	(19)	(28)	33

Total Cash Flows from Operating Activities	924	1,297	(739)
Cash Flows from Investing Activities:
Capital expenditures	(944)	(746)	(1,049)
Asset dispositions (Note 3)	70	43	58
Investment in The Reserve Primary Fund	—	—	(360)
Return of investment in The Reserve Primary Fund (Note 8)	26	47	284
Other transactions	(11)	(7)	9

Total Cash Flows from Investing Activities	(859)	(663)	(1,058)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	85	85	97
Short term debt and overdrafts paid	(68)	(186)	(31)
Long term debt incurred	1,750	2,026	1,780
Long term debt paid	(1,555)	(2,544)	(1,459)
Common stock issued (Note 13)	1	2	5
Transactions with minority interests in subsidiaries	(13)	(15)	(139)
Debt related costs and other transactions	(21)	(22)	11

Total Cash Flows from Financing Activities	179	(654)	264
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(161)	48	(36)

Net Change in Cash and Cash Equivalents	83	28	(1,569)
Cash and Cash Equivalents at Beginning of the Year	1,922	1,894	3,463

Cash and Cash Equivalents at End of the Year	$2,005	$1,922	$1,894

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Accounting Policies

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

We are a party to shareholder agreements concerning certain of our less-than-wholly-owned consolidated subsidiaries. Under the terms of certain of these agreements, the minority shareholders have the right to require us to purchase their ownership interests in the respective subsidiaries if there is a change in control of the Company or a bankruptcy of the Company. Accordingly, we have reported the minority equity in those subsidiaries outside of shareholders’ equity.

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries and variable interest entities in which we are the primary beneficiary. Investments in companies in which we do not own a majority interest and we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Investments in other companies are carried at cost. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition and Accounts Receivable Valuation

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collectability is reasonably assured. A provision for sales returns, discounts and allowances is recorded at the time of sale. Appropriate provisions are made for uncollectible accounts based on historical loss experience, portfolio duration, economic conditions and credit risk. The adequacy of the allowances are assessed quarterly.

Shipping and Handling Costs

Costs incurred for transportation of products to customers are recorded as a component of Cost of Goods Sold (“CGS”).

Research and Development Costs

Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $342 million, $337 million, and $366 million in 2010, 2009, and 2008, respectively.

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

Advertising Costs

Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising program with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $396 million, $294 million, and $373 million in 2010, 2009, and 2008, respectively.

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

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required. We also report interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 15.

Cash and Cash Equivalents / Consolidated Statements of Cash Flows

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment-grade rated counterparties. At December 31, 2010, our cash investments with any single counterparty did not exceed $260 million.

Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the related hedged items. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities. Book overdrafts are recorded within Accounts payable-trade and totaled $84 million and $78 million at December 31, 2010 and 2009, respectively. Bank overdrafts are recorded within Notes payable and overdrafts. Cash flows associated with book and bank overdrafts are classified as financing activities. Investing activities excluded $144 million of accrued capital expenditures in 2010.

Restricted Net Assets

In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make cash distributions. At December 31, 2010, approximately $627 million of net assets were subject to such restrictions.

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

Goodwill and Other Intangible Assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment each year as of July 31. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill uses a discounted cash flow approach. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Costs of acquisition, renewal and extension of intangible assets are capitalized. There are no significant renewal or extension provisions associated with our intangible assets. Refer to Note 7.

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

Refer to Note 12.

Stock-Based Compensation

We measure compensation cost arising from the grant of share-based awards to employees at fair value and recognize such cost in income over the period during which the service is provided, usually the vesting period. We recognize compensation expense using the straight-line approach. We estimate the fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

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

Earnings Per Share of Common Stock

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note 4.

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

Refer to Notes 11 and 14.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2010 presentation.

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

In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income (Loss) before Income Taxes are as follows:

(In millions)	2010	2009	2008

New charges	$261	$246	$192
Reversals	(21)	(19)	(8)

	$240	$227	$184

The following table presents the roll-forward of the liability balance between periods:

		Other Than
	Associate-related	Associate-related
(In millions)	Costs	Costs	Total

Balance at December 31, 2007	$56	$6	$62
2008 charges	152	40	192
Incurred	(87)	(23)	(110)
Reversed to the Statement of Operations	(3)	(5)	(8)

Balance at December 31, 2008	118	18	136
2009 charges	217	29	246
Incurred	(199)	(19)	(218)
Reversed to the Statement of Operations	(16)	(3)	(19)

Balance at December 31, 2009	$120	$25	$145
2010 charges	237	24	261
Incurred	(129)	(26)	(155)
Reversed to the Statement of Operations	(16)	(5)	(21)

Balance at December 31, 2010	$212	$18	$230

North American Tire plans to close its tire manufacturing facility in Union City, Tennessee to reduce high-cost manufacturing capacity and initiated plans to consolidate several warehouses to further improve its supply chain. EMEA increased the cost related to the discontinuation of consumer tire production at one of our facilities in Amiens, France. Asia Pacific Tire initiated and substantially completed the closure of a tire manufacturing facility in Taipei, Taiwan.

During 2010, net rationalization charges of $240 million were recorded. New charges of $261 million were comprised of $195 million for plans initiated in 2010, consisting of $191 million for associate severance and pension costs and $4 million for other exit and non-cancelable lease costs, and $66 million for plans initiated primarily in 2009, consisting of $46 million for associate severance costs and $20 million for other exit and non-cancelable lease costs. These amounts include $177 million related to future cash outflows and $84 million for other non-cash exit costs, including $83 million for pension settlements, curtailments and termination benefits. The net charges in 2010 also included the reversal of $21 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 2,200 associates will be released under 2010 plans of which 400 were released in 2010. We expect to record additional charges in 2011 totaling approximately $50 million related to the 2010 plans, primarily in connection with the closure of our Union City, Tennessee facility.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Costs Associated with Rationalization Programs (continued)

The accrual balance of $230 million at December 31, 2010 consists of $212 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $18 million primarily for long term non-cancelable lease costs.

Asset write-offs and accelerated depreciation charges of $15 million were recorded in cost of goods sold (“CGS”) in 2010 and were related primarily to the closure of our Taiwan facility. We expect to record in 2011 approximately $60 million of accelerated depreciation and asset write-offs related to the closure of our Union City, Tennessee facility.

In 2009, North American Tire initiated manufacturing headcount reductions at several facilities, including Union City, Tennessee; Danville, Virginia and Topeka, Kansas, to respond to lower production demand. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio, in North American Tire and throughout EMEA. We also initiated the discontinuation of consumer tire production at one of our facilities in Amiens, France. Latin American Tire initiated manufacturing headcount reductions at each of its two facilities in Brazil.

During 2009, net rationalization charges of $227 million were recorded. New charges of $246 million were comprised of $208 million for plans initiated in 2009 and $38 million for plans initiated in 2008 and prior years. New charges for the 2009 plans consist of $194 million of associate-related costs and $14 million primarily for other exit costs and non-cancelable lease costs. These amounts include $202 million related to future cash outflows and $6 million for pension settlements and curtailments. Approximately 4,100 associates will be released under 2009 plans, of which 3,400 were released by December 31, 2010.

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

During 2008, net rationalization charges of $184 million were recorded. New charges of $192 million were comprised of $142 million for plans initiated in 2008, consisting of $118 million for associate severance costs and $24 million for other exit and non-cancelable lease costs, and $50 million for plans initiated in 2007 and prior years, consisting of $34 million for associate severance costs and $16 million for other exit and non-cancelable lease costs. The net charges in 2008 also included the reversal of $8 million of charges for actions no longer needed for their originally intended purposes. Approximately 3,100 associates were to be released under 2008 plans, all of which have been released by December 31, 2010.

Asset write-offs and accelerated depreciation charges of $28 million were recorded in CGS in 2008, related primarily to the closure of the Somerton, Australia tire manufacturing facility and the Tyler, Texas mix center.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other Expense

(In millions) Expense(Income)	2010	2009	2008

Net foreign currency exchange losses	$159	$7	$57
Financing fees and financial instruments	95	39	97
Net (gains) losses on asset sales	(73)	30	(53)
Royalty income	(30)	(28)	(32)
Interest income	(11)	(17)	(68)
General and product liability — discontinued products	11	9	30
Subsidiary liquidation loss	—	18	16
Miscellaneous	35	(18)	12

	$186	$40	$59

Net foreign currency exchange losses in 2010 were $159 million, compared to $7 million and $57 million of losses in 2009 and 2008, respectively. Losses in 2010 included a first quarter loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange rate structure, and a fourth quarter foreign currency exchange loss of $24 million in connection with the January 1, 2011 elimination of the two-tier exchange rate structure. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.

Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles since it experienced a rate of general inflation in excess of 100% over the latest three year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements since January 1, 2010 were determined using official exchange rates.

On January 8, 2010, Venezuela established a two-tier exchange rate structure for essential and non-essential goods. For essential goods the official exchange rate was 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate was 4.3 bolivares fuertes to the U.S. dollar. As announced by the Venezuelan government in December 2010, on January 1, 2011, the two-tier exchange rate structure was eliminated and the exchange rate for essential goods cannot be used for our unsettled amounts at December 31, 2010. Effective January 1, 2011, the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar was established for substantially all goods.

The $110 million foreign currency exchange loss in the first quarter of 2010 primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, at the time of the January 2010 devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate of 4.3 bolivares fuertes applicable to non-essential goods, and was partially offset by $47 million subsidy receivable related to U.S. dollar-denominated payables that were expected to be settled at the official subsidy exchange rate of 2.6 bolivares fuertes applicable to essential goods. Since we expected these payables to be settled at the subsidy essential goods rate, we established a subsidy receivable to reflect the expected benefit to be received in the form of the difference between the essential and non-essential goods exchange rates. Throughout 2010, we periodically assessed our ability to realize the benefit of the subsidy receivable, and a substantial portion of purchases by our Venezuelan subsidiary had qualified and settled at the official exchange rate for essential goods.

As a result of the elimination of the official subsidy exchange rate for essential goods, we no longer expect our Venezuelan subsidiary to settle payables at that exchange rate. Accordingly, we recorded a foreign exchange loss of $24 million in the fourth quarter of 2010 related to the reversal of the subsidy receivable at December 31, 2010.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other Expense (continued)

Net foreign currency exchange losses decreased in 2009 compared to 2008, due primarily to the weakening of various currencies against the U.S. dollar in 2008.

Financing fees and financial instruments expense was $95 million in 2010, compared to $39 million in 2009 and $97 million in 2008. Increased financing fees in 2010 primarily related to the redemption of $973 million of long term debt. The increase included a $50 million cash premium paid on the redemption and $6 million of financing fees which were written off. Charges in 2008 included $43 million related to the redemption of $650 million of long term debt, $10 million related to an interest rate basis swap and a $5 million valuation allowance on our investment in The Reserve Primary Fund. These expenses also include the amortization of deferred financing fees, commitment fees and charges incurred as a result of financing transactions.

Net gains on asset sales were $73 million in 2010 and included gains of $58 million in Asia Pacific Tire, primarily on the sale of a closed manufacturing facility in Taiwan and land in Thailand; gains of $7 million in Latin American Tire, including the recognition of a gain from the sale of a warehouse in 2008 that was deferred due to our continuing involvement in that operation; gains of $6 million in EMEA, due primarily to the sale of land; and gains of $2 million in North American Tire on the sales of other assets.

Net losses on asset sales in 2009 were $30 million and were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters to Industrial Realty Group (“IRG”) in connection with the development of a proposed new headquarters in Akron, Ohio. Prior to the sale, the facilities remained classified as held and used. Due to significant uncertainties related to the completion of the transaction resulting from prevailing conditions in the credit markets and the ability of IRG to obtain financing, we concluded the sale was not probable and, accordingly, did not write down the facilities to their net realizable value. The headquarters properties were corporate facilities that did not have identifiable cash flows that were largely independent of other assets and liabilities and, accordingly, were tested for impairment at the total company level. No impairment was indicated as a result of that testing.

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

Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consisted primarily of amounts earned on cash deposits. The decline in interest income from 2008 is due primarily to lower interest rates. General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $17 million, $24 million and $28 million of expense related to asbestos claims in 2010, 2009 and 2008, respectively. In addition, we recorded $5 million, $10 million and $1 million of income related to probable insurance recoveries in those respective years. We also recorded a gain of $4 million in 2009 on a related insurance settlement.

In 2009, we liquidated our subsidiary in Guatemala and in 2008, our subsidiary in Jamaica. We recognized losses of $18 million and $16 million, respectively, due primarily to accumulated foreign currency translation losses. In addition, in 2009, we recognized $26 million of insurance proceeds in income related to the settlement of a claim as a result of a fire in 2007 in our Thailand facility, which is included in Miscellaneous. In 2010, we recognized a charge of $25 million related to a claim regarding the use of value-added tax credits in prior years, which is included in Miscellaneous.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Per Share of Common Stock

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

The following table presents the number of incremental weighted average shares outstanding used in computing diluted per share amounts:

	2010	2009	2008

Weighted average shares outstanding — basic	242,226,226	241,474,810	240,692,524
Stock options and other dilutive securities	—	—	—

Weighted average shares outstanding — diluted	242,226,226	241,474,810	240,692,524

Weighted average shares outstanding — diluted for 2010, 2009 and 2008 exclude the effects of approximately 4 million, 4 million and 6 million potential common shares, respectively, related to options with exercise prices less than the average market price of our common stock (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss in those years.

Additionally, weighted average shares outstanding — diluted exclude approximately 10 million, 11 million, and 9 million potential common shares related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options), for 2010, 2009 and 2008, respectively.

Note 5.	Accounts Receivable

(In millions)	2010	2009

Accounts receivable	$2,842	$2,650
Allowance for doubtful accounts	(106)	(110)

	$2,736	$2,540

Note 6.	Inventories

(In millions)	2010	2009

Raw materials	$706	$483
Work in process	168	138
Finished products	2,103	1,822

	$2,977	$2,443

Note 7.	Goodwill and Intangible Assets

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2010:

	Balance at			Balance at
	December 31,			December 31,
(In millions)	2009	Divestitures	Translation	2010

North American Tire	$94	$—	$—	$94
Europe, Middle East and Africa Tire	539	(1)	(29)	509
Asia Pacific Tire	73	—	7	80

	$706	$(1)	$(22)	$683

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Intangible Assets (continued)

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2009:

	Balance at			Balance at
	December 31,			December 31,
(In millions)	2008	Divestitures	Translation	2009

North American Tire	$94	$—	$—	$94
Europe, Middle East and Africa Tire	522	(1)	18	539
Asia Pacific Tire	67	—	6	73

	$683	$(1)	$24	$706

No impairment charges were recorded in 2010, 2009 or 2008.

The following table presents information about intangible assets:

	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In millions)	Amount(1)	Amortization(1)	Amount	Amount(1)	Amortization(1)	Amount

Intangible assets with indefinite lives	$128	$(6)	$122	$129	$(7)	$122
Trademarks and patents	25	(12)	13	19	(5)	14
Other intangible assets	32	(6)	26	35	(7)	28

	$185	$(24)	$161	$183	$(19)	$164

(1)	Includes impact of foreign currency translation.

Intangible assets primarily comprise the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.

Amortization expense for intangible assets totaled $4 million, $3 million and $3 million in 2010, 2009 and 2008, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $4 million during each of the next five years and the weighted average remaining amortization period is approximately 22 years.

Our annual impairment analysis for 2010 and 2009 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be re-performed for goodwill or for intangible assets with indefinite lives for any segment at December 31, 2010.

Note 8.	Other Assets and Investments

We owned 3,421,306 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2010 and 2009 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $36 million and $30 million at December 31, 2010 and 2009, respectively, and was included in Other Assets. We have classified the Sumitomo Investment as available-for-sale. At December 31, 2010, AOCL included gross unrealized holding gains on the Sumitomo Investment of $19 million ($21 million after-tax), compared to $13 million ($15 million after-tax) at December 31, 2009.

Dividends received from our consolidated subsidiaries were $126 million, $129 million and $209 million in 2010, 2009 and 2008, respectively. Dividends received from our affiliates accounted for using the equity method were $4 million in 2010, and $3 million in 2009 and 2008.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Other Assets and Investments (continued)

During 2008, we had a net cash outflow of $76 million related to funds invested in The Reserve Primary Fund due to the temporary delay in accessing our cash. During 2010 and 2009, we received redemptions of $26 million and $47 million, respectively.

On December 13, 2010, we entered into agreements with Titan Tire Corporation, a subsidiary of Titan International Inc., to sell our European and Latin American farm tire businesses, including a licensing agreement that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Latin America and North America, for approximately $130 million, subject to post-closing conditions and adjustments. The Latin American portion of the transaction is expected to close in the first half of 2011. The European portion of the transaction is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils.

The assets and liabilities of the Latin American farm tire business have been classified as held-for-sale at December 31, 2010. The carrying amount of the net assets at December 31, 2010 totaled $33 million. The carrying amount of the major assets and liabilities at December 31, 2010 totaled $44 million of property, plant and equipment, $16 million of inventories, $14 million of deferred income, $10 million of compensation and benefit liabilities, and $5 million of deferred income taxes. Due to uncertainty surrounding the timing of the completion of the Amiens North social plan, the EMEA business was classified as held-and-used at December 31, 2010. The long-lived assets of the EMEA business did not have identifiable cash flows that were largely independent of other assets and liabilities and, accordingly, were tested for impairment at the reporting unit level. No impairment was indicated as a result of that testing. Additionally, the remaining useful life and estimated residual value of the long-lived assets were reviewed and no modifications were indicated as a result of that review.

Note 9.	Property, Plant and Equipment

	2010			2009
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total

Property, plant and equipment, at cost:
Land	$402	$1	$403	$412	$1	$413
Buildings	1,821	36	1,857	1,822	38	1,860
Machinery and equipment	11,555	47	11,602	11,292	46	11,338
Construction in progress	947	—	947	692	—	692

	14,725	84	14,809	14,218	85	14,303
Accumulated depreciation	(8,760)	(47)	(8,807)	(8,584)	(42)	(8,626)

	5,965	37	6,002	5,634	43	5,677
Spare parts	163	—	163	166	—	166

	$6,128	$37	$6,165	$5,800	$43	$5,843

The range of useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 5 to 45 years; machinery and equipment, 3 to 30 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leased Assets

Net rental expense comprised the following:

(In millions)	2010	2009	2008

Gross rental expense	$400	$382	$383
Sublease rental income	(66)	(67)	(68)

	$334	$315	$315

We enter into leases primarily for our wholesale and retail distribution facilities, vehicles, and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our U.S. retail distribution network is sublet to independent dealers.

While substantially all subleases and some operating leases are cancelable for periods beyond 2011, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.

The following table presents minimum future lease payments:

						2016 and
(In millions)	2011	2012	2013	2014	2015	Beyond	Total

Capital Leases
Minimum lease payments	$5	$5	$11	$1	$—	$—	$22
Imputed interest	(2)	(1)	(1)	—	—	—	(4)

Present value	$3	$4	$10	$1	$—	$—	$18

Operating Leases
Minimum lease payments	$309	$249	$193	$144	$108	$319	$1,322
Minimum sublease rentals	(45)	(37)	(27)	(19)	(11)	(15)	(154)

	$264	$212	$166	$125	$97	$304	$1,168

Imputed interest							(265)

Present value							$903

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Fair Value Measurements

The following table presents information about assets and liabilities recorded at fair value at December 31, 2010 and 2009, on the Consolidated Balance Sheet:

			Quoted Prices in
	Total Carrying		Active Markets for
	Value in the		Identical		Significant Other		Significant
	Consolidated		Assets/Liabilities		Observable Inputs		Unobservable Inputs
(In millions)	Balance Sheet		(Level 1)		(Level 2)		(Level 3)
December 31,	2010	2009	2010	2009	2010	2009	2010	2009

Assets:
Investments	$38	$32	$38	$32	$—	$—	$—	$—
Derivative Financial Instruments	26	28	—	—	25	27	1	1

Total Assets at Fair Value	$64	$60	$38	$32	$25	$27	$1	$1

Liabilities:
Derivative Financial Instruments	$17	$6	$—	$—	$17	$6	$—	$—

Total Liabilities at Fair Value	$17	$6	$—	$—	$17	$6	$—	$—

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

(In millions)	2010	2009

Fixed Rate Debt:
Carrying amount — liability	$2,691	$2,442
Fair value — liability	2,791	2,532
Variable Rate Debt:
Carrying amount — liability	$1,798	$1,836
Fair value — liability	1,770	1,752

Note 12.	Financing Arrangements and Derivative Financial Instruments

At December 31, 2010, we had total credit arrangements of $7,689 million, of which $2,475 million were unused. At that date, 41% of our debt was at variable interest rates averaging 3.72%.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements

At December 31, 2010, we had short term committed and uncommitted credit arrangements totaling $496 million, of which $258 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

The following table presents amounts due within one year at December 31:

(In millions)	2010	2009

Notes payable and overdrafts	$238	$224

Weighted average interest rate	4.56%	4.84%
Long term debt and capital leases due within one year:
Other U.S. and international debt (including capital leases)	$188	$114

Weighted average interest rate	8.77%	4.78%
Total obligations due within one year	$426	$338

Long Term Debt and Capital Leases and Financing Arrangements

At December 31, 2010, we had long term credit arrangements totaling $7,193 million, of which $2,217 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates at December 31:

		Interest		Interest
(In millions)	2010	Rate	2009	Rate

Notes:
7.857% due 2011	$—		$650
8.625% due 2011	—		325
9% due 2015	—		260
10.5% due 2016	966		961
8.25% due 2020	993		—
8.75% due 2020	263		—
7% due 2028	149		149
Credit Facilities:
€505 million revolving credit facility due 2012	—	—	—	—
$1.5 billion first lien revolving credit facility due 2013	—	—	—	—
$1.2 billion second lien term loan facility due 2014	1,200	1.96%	1,200	2.34%
Pan-European accounts receivable facility due 2015	319	3.73%	437	3.58%
Chinese credit facilities	153	5.45%	—	—
Other U.S. and international debt(1)	446	9.04%	296	5.87%

	4,489		4,278
Capital lease obligations	18		18

	4,507		4,296
Less portion due within one year	(188)		(114)

	$4,319		$4,182

(1)	Interest rates are weighted average interest rates.

NOTES

Redemption of Notes

On September 29, 2010, we redeemed all of our outstanding 7.857% notes due 2011, 8.625% senior notes due 2011, and 9% senior notes due 2015. The aggregate redemption price for these redemptions was $1,023 million, including a prepayment premium of $50 million.

$1.0 Billion 10.5% Senior Notes due 2016

At December 31, 2010, $1.0 billion aggregate principal amount of our 10.5% senior notes due 2016 were outstanding. These notes were sold in the second quarter of 2009 at 95.846% of the principal amount at an effective yield of 11.375% and will mature on May 15, 2016. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below.

We have the option to redeem these notes, in whole or in part, at any time on or after May 15, 2012 at a redemption price of 107.875%, 105.25%, 102.625% and 100% during the 12-month periods commencing on

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

May 15, 2012, 2013, 2014 and 2015, respectively, plus accrued and unpaid interest to the redemption date. Prior to May 15, 2012, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to May 15, 2012, we may redeem up to 35% of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount plus accrued and unpaid interest to the redemption date.

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

We have the option to redeem these notes, in whole or in part, at any time on or after August 15, 2015 at a redemption price of 104.125%, 102.750%, 101.375% and 100% during the 12-month periods commencing on August 15, 2015, 2016, 2017 and 2018, respectively, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2015, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 108.25% of the principal amount plus accrued and unpaid interest to the redemption date.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 10.5% Senior Notes due 2016, described above.

$282 Million 8.75% Notes due 2020

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

At December 31, 2010, $282 million in aggregate principal amount of the 2020 Notes were outstanding. The 2020 Notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below, and will mature on August 15, 2020.

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

$150 Million 7% Notes due 2028

At December 31, 2010, $150 million aggregate principal amount of our 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

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

CREDIT FACILITIES

€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012

Our amended and restated €505 million revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to one of the German subsidiaries (the “German borrower”) of Goodyear Dunlop Tires Europe B.V. (“GDTE”), and a €350 million European revolving credit facility, which is available to the same German borrower and to GDTE and certain of its other subsidiaries and contains a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the German and European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

•	the capital stock of the principal subsidiaries of GDTE; and

•	substantially all of the tangible and intangible assets of GDTE and GDTE’s subsidiaries in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash and cash accounts, but excluding certain accounts receivable and cash accounts in subsidiaries that are or may become parties to securitization programs.

The facilities, which mature on April 30, 2012, contain covenants similar to those in our first lien credit facility described below, with additional limitations applicable to GDTE and its subsidiaries. In addition, under the facilities we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined, through March 31, 2011, net of the sum of (1) cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, (2) cash and cash equivalents in excess of $150 million held by the Parent Company

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financing Arrangements and Derivative Financial Instruments (continued)

and its U.S. subsidiaries and (3) availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described below under “$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013” is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the facilities. Under the revolving credit facilities, we pay an annual commitment fee of 62.5 basis points on the undrawn portion of the commitments and loans bear interest at LIBOR plus 200 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 200 basis points for loans denominated in euros.

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

As of December 31, 2010 and December 31, 2009, there were no borrowings under the German or the European revolving credit facilities. Letters of credit issued under the European revolving credit facility totaled $12 million (€9 million) as of December 31, 2010 and $14 million (€10 million) as of December 31, 2009.

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

Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company (the “Parent Company”) and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2010, our borrowing base, and therefore our availability, under this facility was $25 million below the facility’s stated amount of $1.5 billion.

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

If Available Cash plus the availability under the facility is greater than $400 million, amounts drawn under the facility will bear interest either (i) at a rate of 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of the prime rate or the federal funds rate plus 50 basis points), and undrawn amounts under the facility will be subject to an annual commitment fee of 37.5 basis points. If Available Cash plus the availability under the facility is equal to or less than $400 million, then amounts drawn under the facility will bear interest either (i) at a rate of 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

At December 31, 2010, we had no borrowings and $474 million of letters of credit issued under the revolving credit facility. At December 31, 2009, we had no borrowings and $494 million of letters of credit issued under the revolving credit facility.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014

Our amended and restated second lien term loan facility may be increased by up to $300 million at our request, subject to the consent of the lenders making such additional term loans. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien credit facility. The second lien term loan facility, which matures on April 30, 2014, contains covenants, representations, warranties and defaults similar to those in the $1.5 billion first lien credit facility. However, if our Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the facility.

Loans under this facility bear interest, at our option, at LIBOR plus 150 basis points or an alternative base rate plus 50 basis points. If our corporate ratings by Moody’s and Standard & Poor’s were to decline to less than Ba3 and BB-, respectively (in each case with at least a stable outlook), then loans under this facility will bear interest, at our option, at LIBOR plus 175 basis points or an alternative base rate plus 75 basis points.

At December 31, 2010 and 2009 this facility was fully drawn.

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

As of December 31, 2010 and 2009, the amount available and fully utilized under this program totaled $319 million (€238 million) and $437 million (€304 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $72 million and $68 million at December 31, 2010 and 2009, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.

Other Foreign Credit Facilities

Our Chinese subsidiary has two financing agreements in China. At December 31, 2010, these non-revolving credit facilities had total unused availability of 2.6 billion renminbi ($394 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.7 billion renminbi of unused availability at December 31, 2010) matures in 2016 and principal amortization begins in 2013. At December 31, 2010, there were $99 million of borrowings outstanding under this facility. The other facility (with 900 million renminbi of unused availability at December 31, 2010) matures in 2018 and principal amortization begins in 2015. At December 31, 2010, there were $54 million of borrowings outstanding under this facility. There were no amounts outstanding under either of these facilities at December 31, 2009.

Debt Maturities

The annual aggregate maturities of our debt and capital leases for the five years subsequent to December 31, 2010 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2011	2012	2013	2014	2015

U.S.	$3	$1	$3	$1,200	$—
International	185	100	110	8	324

	$188	$101	$113	$1,208	$324

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

The following table presents fair values for foreign currency contracts not designated as hedging instruments at December 31:

(In millions)	2010	2009

Fair Values — asset (liability):
Accounts receivable	$25	$27
Other assets	1	1
Other current liabilities	(15)	(6)

At December 31, 2010 and December 31, 2009, these outstanding foreign currency derivatives had notional amounts of $1,324 million and $1,252 million, respectively, and primarily related to intercompany loans. Other Expense included net transaction gains of $47 million and losses of $144 million in 2010 and 2009, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.

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

Our 1997 Performance Incentive Plan, 2002 Performance Plan and 2005 Performance Plan (collectively the “Plans”) permitted grants of performance share units, stock options, stock appreciation rights (“SARs”), and restricted stock to employees. The Plans expired on December 31, 2001, April 15, 2005 and April 26, 2008, respectively, except for grants then outstanding. Our 2008 Performance Plan, which was adopted on April 8, 2008 and is due to expire on April 8, 2018, permits the grant of performance share units, stock options, SARs, restricted stock, restricted stock units, other stock-based grants and awards and cash-based grants and awards to employees and directors. A maximum of 8,000,000 shares of our common stock may be issued for grants made under the 2008 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 1.61 shares for each share granted for purposes of the aggregate share limit.

On December 4, 2000, we adopted The Goodyear Tire & Rubber Company Stock Option Plan for Hourly Bargaining Unit Employees and the Hourly and Salaried Employee Stock Option Plan, which permitted the granting of options to certain employees. These plans expired on December 31, 2001 and December 31, 2002,

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

Stock Options

Grants of stock options and SARs (collectively referred to as “options”) under the Plans and the 2008 Performance Plan generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price on that date or, with respect to the 2008 Performance Plan, the closing market price on that date) and a contractual term of ten years. The exercise of tandem SARs cancels an equivalent number of stock options and conversely, the exercise of stock options cancels an equivalent number of tandem SARs. Option grants are cancelled on termination of employment unless termination is due to retirement, death or disability under certain circumstances, in which case, all outstanding options vest fully and remain outstanding for a term set forth in the related grant agreement.

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

The following table summarizes the activity related to options during 2010:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (In millions)

Outstanding at January 1	14,623,922	$15.94
Options granted	1,852,467	12.53
Options exercised	(167,762)	5.99		$1
Options expired	(1,630,444)	17.91
Options cancelled	(501,358)	23.61

Outstanding at December 31	14,176,825	15.11	5.6	26

Vested and expected to vest at December 31	13,703,891	15.21	5.5	24

Exercisable at December 31	9,877,425	16.39	4.3	14

Available for grant at December 31	9,461,817

In addition, the aggregate intrinsic value of options exercised in 2009 and 2008 was $3 million and $10 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Compensation Plans (continued)

Significant option groups outstanding at December 31, 2010 and related weighted average exercise price and remaining contractual term information follows:

				Remaining
	Options	Options	Exercise	Contractual Term
Grant Date	Outstanding	Exercisable	Price	(Years)

2/23/10	1,535,796	—	$12.74	9.2
2/26/09	2,557,510	1,071,502	4.81	8.2
2/21/08	1,219,673	797,742	26.74	7.2
2/27/07	1,325,130	1,114,487	24.71	6.2
12/06/05	881,601	881,601	17.15	4.9
12/09/04	1,655,486	1,655,486	12.54	3.9
12/02/03	895,541	895,541	6.81	2.9
12/03/02	471,554	471,554	7.94	1.9
12/03/01	1,237,032	1,237,032	22.05	.9
All other	2,397,502	1,752,480	(1)	(1)

	14,176,825	9,877,425

(1)	Options in the “All other” category had exercise prices ranging from $5.52 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $18.34 and $19.90, respectively, while the remaining weighted average contractual term was 4.7 years and 3.2 years, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2010	2009	2008

Weighted average grant date fair value	$6.45	$4.08	$12.57
Black-Scholes model assumptions(1):
Expected term (years)	6.25	5.99	6.03
Interest rate	2.58%	2.39%	3.21%
Volatility	50.5	79.6	47.0
Dividend yield	—	—	—

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of stock-based awards by our Board of Directors.

Performance Share Units

Performance share units granted under the 2005 and 2008 Performance Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned may vary between 0% and 200% of the units granted for grants made before 2009 and between 0% and 150% of the units granted for grants made in 2009 and after, in each case based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. For grants made in 2008 under the 2005 and 2008 Performance Plans, half of the units earned will be settled through the payment of cash and are liability classified and the balance will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified. For grants made in 2009 and 2010 under the 2008 Performance Plan, all of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Compensation Plans (continued)

Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. For grants made in 2008 under the 2005 Performance Plan, each deferred unit equates to one share of our common stock and is payable, at the election of the employee, in cash, shares of our common stock or any combination thereof at the expiration of the deferral period. For grants made in 2008 under the 2008 Performance Plan, each deferred unit equates to one share of our common stock and is payable, 50% in cash and 50% in shares of our common stock at the expiration of the deferral period. For grants made in 2009 and 2010 under the 2008 Performance Plan, each deferred unit equates to one share of our common stock and is payable 100% in shares of our common stock at the expiration of the deferral period.

The following table summarizes the activity related to performance share units during 2010:

Number of Shares

Unvested at January 1	1,081,850
Granted	161,007
Vested	(867,722)
Forfeited	(72,895)

Unvested at December 31	302,240

The weighted average fair value per share was $12.58 and $5.33 for performance share units granted in 2010 and 2009, respectively. The weighted average fair value per share was $5.84 for the equity based portion of performance share units granted in 2008. The weighted average fair value per share was $11.90 at December 31, 2010 for the variable portion of performance share units granted in 2008.

Other Information

Stock-based compensation expense, cash payments made to settle SARs and performance share units, and cash received from the exercise of stock options follows:

(In millions)	2010	2009	2008

Stock-based compensation expense (income) recognized	$26	$29	$(15)
Tax impact	—	(2)	4

After-tax stock-based compensation expense (income)	$26	$27	$(11)

Cash payments to settle SARs and performance share units	$—	$—	$1
Cash received from stock option exercises	1	2	5

As of December 31, 2010, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $25 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2014.

Note 14.	Pension, Other Postretirement Benefits and Savings Plans

We provide employees with defined benefit pension or defined contribution savings plans. Our principal U.S. hourly pension plans provide benefits based on length of service. Effective August 29, 2009, the U.S. hourly pension plans were closed to newly hired employees covered by the United Steelworkers (“USW”) master labor contract. The principal U.S. salaried pension plans provide benefits based on final five-year average earnings formulas. Salaried employees who made voluntary contributions to these plans receive higher benefits. Effective December 31, 2008, we froze our U.S. salaried pension plans and implemented improvements to our defined contribution savings plan for these employees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

In addition, we provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Substantial portions of the health care benefits for U.S. salaried retirees are not insured and are funded from operations.

During the fourth quarter of 2010, we recognized curtailment and termination benefit charges for pensions of $76 million in connection with our plan to close our tire manufacturing facility in Union City, Tennessee. Also in the fourth quarter of 2010 we recognized a settlement charge of $15 million related to the purchase of annuities from existing plan assets to settle obligations of certain Canadian pension plans.

Effective August 22, 2008, health care benefits for current and future U.S. retirees who were represented by the USW became the responsibility of an independent Voluntary Employees’ Beneficiary Association (“VEBA”). We made a one-time cash contribution of $980 million to the VEBA on August 27, 2008 and a one-time cash contribution of $27 million to a VEBA for USW retirees of our former Engineered Products business (“EPD VEBA”) on December 4, 2008. As a result of these actions, we remeasured the benefit obligation of the affected plans.

Responsibility for providing retiree healthcare for current and future U.S. USW retirees has been transferred permanently to the VEBA and the EPD VEBA and we recorded a $9 million charge for settlement of the related obligations in 2008, which included $8 million of transaction costs incurred related to the VEBA settlement. The funding of the VEBAs and subsequent settlement accounting reduced the other postretirement benefits liability by $1,099 million, of which $107 million was previously recognized in AOCL. Net other postretirement benefits cost recognized in the year ended December 31, 2008 for these plans was $67 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

Total benefits cost and amounts recognized in other comprehensive loss (income) follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Benefits cost:
Service cost	$39	$34	$60	$25	$26	$32	$5	$6	$11
Interest cost	296	314	312	145	142	162	33	32	84
Expected return on plan assets	(280)	(235)	(371)	(126)	(115)	(139)	(1)	(1)	(5)
Amortization of prior service cost (credit)	31	33	36	2	2	2	(37)	(38)	(19)
Amortization of net losses	133	154	38	35	32	49	9	5	7

Net periodic cost	219	300	75	81	87	106	9	4	78
Curtailments/settlements	33	—	4	15	17	3	8	—	9
Termination benefits	43	—	1	—	1	—	—	—	—

Total benefits cost	$295	$300	$80	$96	$105	$109	$17	$4	$87
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost from plan amendments	$—	$21	$—	$1	$2	$—	$—	$1	$—
Increase (decrease) in net actuarial losses	143	(85)	1,656	(12)	367	(145)	59	35	(80)
Amortization of prior service (cost) credit in net periodic cost	(31)	(33)	(36)	(2)	(1)	(2)	37	38	19
Amortization of net losses in net periodic cost	(133)	(154)	(38)	(35)	(30)	(53)	(9)	(5)	(7)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	(40)	—	(4)	(16)	(55)	(2)	(8)	—	(50)

Total recognized in other comprehensive (income) loss before tax and minority	(61)	(251)	1,578	(64)	283	(202)	79	69	(118)

Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$234	$49	$1,658	$32	$388	$(93)	$96	$73	$(31)

Total benefits (credit) cost for our other postretirement benefits was $(1) million, $(10) million and $70 million for our U.S. plans in 2010, 2009 and 2008, respectively, and $18 million, $14 million and $17 million for our non-U.S. plans in 2010, 2009 and 2008, respectively. Total benefits cost for our other postretirement benefits includes a settlement charge of $7 million in 2010 for participant data for our U.S. plans related to prior periods.

We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2011 are $23 million and $135 million, respectively, for our U.S. plans and $2 million and $37 million, respectively, for our non-U.S. plans.

The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2011 are a benefit of $37 million and expense of $12 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy.

The change in benefit obligation and plan assets for 2010 and 2009 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2010 and 2009 are as follows:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2010	2009	2010	2009	2010	2009

Change in benefit obligation:
Beginning balance	$(5,343)	$(5,016)	$(2,715)	$(2,162)	$(557)	$(514)
Newly adopted plans	(2)	—	—	(8)	—	—
Service cost — benefits earned	(39)	(34)	(25)	(26)	(5)	(6)
Interest cost	(296)	(314)	(145)	(142)	(33)	(32)
Plan amendments	—	(21)	(2)	(2)	—	(1)
Actuarial (loss) gain	(336)	(379)	(42)	(370)	(49)	(35)
Participant contributions	—	—	(3)	(3)	(28)	(28)
Curtailments/settlements	8	2	35	105	(8)	—
Termination benefits	(43)	—	—	—	—	—
Foreign currency translation	—	—	41	(245)	(14)	(33)
Benefit payments	410	419	160	138	90	92

Ending balance	$(5,641)	$(5,343)	$(2,696)	$(2,715)	$(604)	$(557)
Change in plan assets:
Beginning balance	$3,412	$2,887	$1,931	$1,543	$6	$4
Newly adopted plans	2	—	—	—	—	—
Actual return on plan assets	473	699	176	197	—	1
Company contributions to plan assets	219	230	142	141	2	2
Cash funding of direct participant payments	19	17	25	42	61	62
Participant contributions	—	—	3	3	28	28
Settlements	(1)	(2)	(33)	(61)	—	—
Foreign currency translation	—	—	(10)	204	—	1
Benefit payments	(410)	(419)	(160)	(138)	(90)	(92)

Ending balance	$3,714	$3,412	$2,074	$1,931	$7	$6

Funded status at end of year	$(1,927)	$(1,931)	$(622)	$(784)	$(597)	$(551)

Other postretirement benefits funded status was $(353) million and $(342) million for our U.S. plans at December 31, 2010 and 2009, respectively, and $(244) million and $(209) million for our non-U.S. plans at December 31, 2010 and 2009, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2010	2009	2010	2009	2010	2009

Noncurrent assets	$—	$—	$35	$39	$—	$—
Current liabilities	(35)	(15)	(20)	(21)	(57)	(55)
Noncurrent liabilities	(1,892)	(1,916)	(637)	(802)	(540)	(496)

Net amount recognized	$(1,927)	$(1,931)	$(622)	$(784)	$(597)	$(551)

Amounts recognized in AOCL, net of tax, consist of:

	Pension Plans				Other Postretirement
	U.S.		Non-U.S.		Benefits
(In millions)	2010	2009	2010	2009	2010	2009

Prior service cost (credit)	$124	$188	$11	$10	$(241)	$(279)
Net actuarial loss	2,314	2,311	840	905	180	139

Gross amount recognized	2,438	2,499	851	915	(61)	(140)
Deferred income taxes	(125)	(132)	(93)	(75)	(2)	—
Minority shareholders’ equity	(48)	(48)	(128)	(145)	3	4

Net amount recognized	$2,265	$2,319	$630	$695	$(60)	$(136)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

			Other
			Postretirement
	Pension Plans		Benefits
	2010	2009	2010	2009

Discount rate:
— U.S.	5.20%	5.75%	4.62%	5.45%
— Non-U.S.	5.54	5.68	6.52	6.79
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	3.43	3.94	3.99	4.21

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Discount rate:
— U.S.	5.75%	6.50%	6.25%	5.45%	6.50%	6.08%
— Non-U.S.	5.68	6.31	5.84	6.79	7.71	6.55
Expected long term return on plan assets:
— U.S.	8.50	8.50	8.50	N/A	N/A	6.75
— Non-U.S.	6.60	6.46	7.03	10.00	11.50	12.00
Rate of compensation increase:
— U.S.	N/A	N/A	4.04	N/A	N/A	N/A
— Non-U.S.	3.94	3.71	3.81	4.21	4.20	4.26

For 2010, an assumed weighted average discount rate of 5.75% was used for the U.S. pension plans. This rate was developed from a portfolio of bonds from issuers rated AA- or higher by S&P as of December 31, 2009, with cash flows similar to the timing of our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 5.68% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, and long term inflation.

For 2010, an expected long term rate of return of 8.50% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over a period of 15 years or more through December 31, 2009. In addition, we evaluated input from our pension fund consultant on asset class return expectations and long term inflation. For our non-U.S. locations, a weighted average assumed long term rate of return of 6.60% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

The following table presents estimated future benefit payments from the plans as of December 31, 2010. Benefit payments for other postretirement benefits are presented net of retiree contributions:

			Other Postretirement Benefits
	Pension Plans		Without Medicare	Medicare Part D
(In millions)	U.S.	Non-U.S.	Part D Subsidy	Subsidy Receipts

2011	$445	$174	$63	$(4)
2012	415	159	59	(4)
2013	411	163	55	(4)
2014	410	169	52	(3)
2015	410	175	50	(3)
2016-2020	2,018	944	223	(13)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2010	2009	2010	2009

All plans:
Accumulated benefit obligation	$5,629	$5,336	$2,624	$2,644
Plans not fully-funded:
Projected benefit obligation	$5,641	$5,343	$2,191	$2,495
Accumulated benefit obligation	5,629	5,336	2,138	2,440
Fair value of plan assets	3,714	3,412	1,537	1,677

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2010, these plans accounted for $271 million of our accumulated pension benefit obligation, $294 million of our projected pension benefit obligation, and $53 million of our AOCL adjustment. At December 31, 2009, these plans accounted for $266 million of our accumulated pension benefit obligation, $288 million of our projected pension benefit obligation, and $32 million of our AOCL adjustment.

We expect to contribute approximately $250 million to $300 million to our funded U.S. and non-U.S. pension plans in 2011.

Assumed health care cost trend rates at December 31 follow:

	2010	2009

Health care cost trend rate assumed for the next year	8.2%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2017	2014

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2010 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease

Accumulated other postretirement benefits obligation	$34	$(28)
Aggregate service and interest cost	3	(3)

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009

Cash and short term securities	2%	4%	4%	4%
Equity securities	66	64	32	34
Debt securities	31	31	52	61
Alternatives	1	1	12	1

Total	100%	100%	100%	100%

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

guidelines, establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments.

The portfolio of our U.S. pension plans includes holdings of U.S., non-U.S., and private equities, global high quality and high yield fixed income securities, and short term interest bearing deposits. The target asset allocation of the U.S. pension fund is 70% equities and 30% fixed income. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension fund is rebalanced to target ranges on an as needed basis.

The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, hedge funds, currency derivatives, insurance contracts, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 30% equities, 60% fixed income, and 10% alternative investments.

The fair values of our pension plan assets at December 31, 2010, by asset category are as follows:

	U.S.				Non-U.S.
		Quoted				Quoted
		Prices				Prices in
		in Active	Significant	Significant		Active	Significant	Significant
		Markets	Other	Other		Markets for	Other	Other
		for Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)

Cash and Short Term Securities	$61	$60	$1	$—	$80	$49	$31	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	84	84	—	—	54	54	—	—
Non-U.S. Companies	738	729	9	—	142	142	—	—
Commingled Funds	1,324	—	1,324	—	339	23	316	—
Mutual Funds	14	—	14	—	126	14	112	—
Partnership Interests	268	—	130	138	—	—	—	—
Debt Securities
Corporate Bonds	350	—	350	—	14	13	1	—
Government Bonds	366	—	366	—	73	48	25	—
Asset Backed Securities	47	—	46	1	—	—	—	—
Commingled Funds	398	—	398	—	603	1	602	—
Mutual Funds	—	—	—	—	391	49	342	—
Alternatives
Commingled Funds	—	—	—	—	122	—	4	118
Real Estate	21	21	—	—	106	—	6	100
Other Investments	2	—	—	2	23	—	—	23

Total Investments	3,673	$894	$2,638	$141	2,073	$393	$1,439	$241

Other	41				1

Total Plan Assets	$3,714				$2,074

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

The fair values of our pension plan assets at December 31, 2009, by asset category are as follows:

	U.S.				Non-U.S.
		Quoted				Quoted
		Prices				Prices in
		in Active	Significant	Significant		Active	Significant	Significant
		Markets	Other	Other		Markets for	Other	Other
		for Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)

Cash and Short Term Securities	$144	$127	$17	$—	$70	$65	$5	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	644	644	—	—	1	1	—	—
Non-U.S. Companies	689	682	7	—	131	131	—	—
Commingled Funds	583	—	583	—	351	21	330	—
Mutual Funds	13	—	13	—	170	17	153	—
Partnership Interests	216	—	110	106	—	—	—	—
Debt Securities
Corporate Bonds	345	—	340	5	18	14	4	—
Government Bonds	368	—	367	1	84	47	37	—
Asset Backed Securities	27	—	26	1	—	—	—	—
Commingled Funds	310	—	309	1	736	—	736	—
Mutual Funds	—	—	—	—	340	47	293	—
Alternatives
Real Estate	18	18	—	—	5	—	5	—
Other Investments	—	—	—	—	24	—	2	22

Total Investments	3,357	$1,471	$1,772	$114	1,930	$343	$1,565	$22

Other	55				1

Total Plan Assets	$3,412				$1,931

At December 31, 2010 and 2009, the Plans did not directly hold any of our Common Stock.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

•	Cash and Short Term Securities: Cash and cash equivalents consist of U.S. and foreign currencies. Foreign currencies are reported in U.S. dollars based on currency exchange rates readily available in active markets.

•	Equity Securities: Common and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available. Partnership interests are priced based on valuations using the partnership’s available financial statements coinciding with our year end.

•	Debt Securities: Corporate and government bonds are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

proprietary models, if an active market is not available. Commingled funds are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available.

•	Alternatives: Commingled funds are invested in hedge funds and currency derivatives, which are valued at net asset value as determined by the fund manager based on the most recent financial information available, which typically represents significant unobservable data. Real estate held in real estate investment trusts are valued at the closing price reported on the active market on which the individual securities are traded. Participation in real estate funds are valued at net asset value as determined by the fund manager based on the most recent financial information available, which typically represents significant unobservable data. Other investments include derivative financial instruments, which are primarily valued using independent pricing sources which utilize industry standard derivative valuation models and directed insurance contracts, which are valued as reported by the issuer.

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

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2010:

	U.S.				Non-U.S.
			Asset
	Partnership	Corporate	Backed		Commingled
(In millions)	Interests	Bonds	Securities	Other	Funds	Real Estate	Other

Balance, beginning of year	$106	$5	$1	$2	$—	$—	$22
Newly adopted plans	—	—	—	2	—	—	—
Realized gains	4	—	—	—	—	—	—
Unrealized gains (losses) relating to instruments still held at the reporting date	2	—	—	—	(3)	(1)	—
Purchases, sales, issuances and settlements (net)	26	—	1	(1)	120	100	2
Transfers out of Level 3	—	(5)	(1)	(1)	—	—	—
Foreign currency translation	—	—	—	—	1	1	(1)

Balance, end of year	$138	$—	$1	$2	$118	$100	$23

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension, Other Postretirement Benefits and Savings Plans (continued)

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2009:

	U.S.				Non-U.S.
			Asset
	Partnership	Corporate	Backed
(In millions)	Interests	Bonds	Securities	Other	Other

Balance, beginning of year	$104	$22	$5	$2	$22
Realized gains (losses)	2	(3)	—	—	—
Unrealized (losses) gains relating to instruments still held at the reporting date	(15)	2	—	—	(1)
Purchases, sales, issuances and settlements (net)	15	(11)	(3)	—	—
Transfers out of Level 3	—	(5)	(1)	—	—
Foreign currency translation	—	—	—	—	1

Balance, end of year	$106	$5	$1	$2	$22

Other postretirement benefits plan assets at December 31, 2010 and 2009, which relate to a non-U.S. plan, are invested primarily in mutual funds and are considered a Level 1 investment.

Savings Plans

Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $93 million, $84 million and $37 million for 2010, 2009 and 2008, respectively.

Note 15.	Income Taxes

The components of Income (Loss) before Income Taxes follow:

(In millions)	2010	2009	2008

U.S.	$(529)	$(631)	$(409)
Foreign	537	274	595

	$8	$(357)	$186

A reconciliation of income taxes at the U.S. statutory rate to income taxes provided on Income (Loss):

(In millions)	2010	2009	2008

U.S. Federal income tax expense (benefit) at the statutory rate of 35%	$3	$(125)	$65
Adjustment for foreign income taxed at different rates	4	(1)	(28)
U.S. loss with no tax benefit	178	123	146
Net foreign operating losses with no tax due to valuation allowances	18	51	24
(Release) establishment of valuation allowances	(1)	(22)	1
(Resolution) establishment of uncertain tax positions	(15)	(18)	2
Deferred tax impact of enacted tax rate and law changes	(16)	(2)	(2)
Other	1	1	1

United States and Foreign Taxes	$172	$7	$209

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

The components of the provision (benefit) for taxes on Income (Loss), by taxing jurisdiction, follow:

(In millions)	2010	2009	2008

Current:
Federal	$(15)	$(8)	$(7)
Foreign	180	144	212
State	1	(3)	2

	166	133	207
Deferred:
Federal	(7)	(96)	2
Foreign	12	(31)	—
State	1	1	—

	6	(126)	2

United States and Foreign Taxes	$172	$7	$209

In 2010, our income tax expense or benefit was allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, a $9 million non-cash tax benefit was allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense in 2010 also included net tax benefits of $33 million primarily related to a $16 million benefit for enacted tax law changes and $20 million of tax benefits related to the settlement of tax audits and the expiration of statutes of limitations in multiple tax jurisdictions.

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

For 2008, total discrete tax items in income tax expense were insignificant.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2010	2009

Postretirement benefits and pensions	$1,044	$1,088
Tax loss carryforwards and credits	1,151	1,126
Capitalized expenditures	501	455
Accrued expenses deductible as paid	496	440
Alternative minimum tax credit carryforwards(1)	100	120
Vacation and sick pay	42	40
Rationalizations and other provisions	72	50
Other	95	79

	3,501	3,398
Valuation allowance	(3,113)	(3,056)

Total deferred tax assets	388	342
Tax on undistributed subsidiary earnings	(17)	(16)
Property basis differences	(383)	(352)

Total net deferred tax liabilities	$(12)	$(26)

(1)	Primarily unlimited carryforward period.

At December 31, 2010, we had $372 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain international subsidiaries that are primarily from countries with unlimited carryforward periods. A valuation allowance totaling $542 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $708 million of Federal and $107 million of state tax assets for net operating loss and tax credit carryforwards. The state carryforwards are subject to expiration from 2011 to 2031. The Federal carryforwards consist of $454 million of Federal tax net operating losses that expire in 2028 and 2030, $231 million of foreign tax credits which are subject to expiration in 2016 and 2018, and $23 million of tax assets related to research and development credits that are subject to expiration from 2027 to 2030. The amount of tax credit and loss carryforwards reflected in the table above has been reduced by $36 million related to unrealized stock option deductions. A full valuation allowance has also been recorded against these deferred tax assets as recovery is uncertain.

At December 31, 2010, we had unrecognized tax benefits of $87 million that if recognized, would have a favorable impact on our tax expense of $81 million. We had accrued interest of $13 million as of December 31, 2010. If not favorably settled, $23 million of the unrecognized tax benefits and $13 million of the accrued interest would require the use of our cash.

During 2010, our European entities have settled various tax years, resulting in a $48 million reduction of our unrecognized tax benefits. It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect those changes to have a significant impact on our financial position or results of operations.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Income Taxes (continued)

Reconciliation of Unrecognized Tax Benefits
(In millions)	2010	2009	2008

Balance at January 1	$112	$143	$174
Increases related to prior year tax positions	32	15	12
Decreases related to prior year tax positions	(3)	(14)	(7)
Increases related to current year tax positions	—	4	4
Settlements	(51)	(47)	(15)
Lapse of statute of limitations	(4)	(2)	(2)
Foreign currency impact	1	13	(23)

Balance at December 31	$87	$112	$143

Generally, years beginning after 2004 are still open to examination by foreign taxing authorities and in Germany we are open to examination from 2006 onward. In the United States, we are open to examination from 2010 onward.

We have undistributed earnings of international subsidiaries of approximately $2.9 billion, a significant portion of which has already been subject to Federal income taxation. No provision for Federal income tax or foreign withholding tax on any of these undistributed earnings is required because either such earnings were already subject to Federal income taxation or the amount has been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

Net cash payments for income taxes were $167 million, $97 million and $278 million in 2010, 2009 and 2008, respectively.

Note 16.	Interest Expense

Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

(In millions)	2010	2009	2008

Interest expense before capitalization	$342	$325	$343
Capitalized interest	(26)	(14)	(23)

	$316	$311	$320

Cash payments for interest, net of amounts capitalized were $301 million, $290 million and $362 million in 2010, 2009 and 2008, respectively.

Note 17.	Business Segments

Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire. Segment information is reported on the basis used for reporting to our Chairman of the Board, Chief Executive Officer and President. Each of the four regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads, automotive repair services and merchandise purchased for resale. Each segment also exports tires to other segments.

North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving and mining equipment, commercial and military aviation, and industrial equipment in the United States and Canada. North American Tire also provides related products and services including retread tires, tread rubber,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (continued)

automotive maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers.

Europe, Middle East and Africa Tire manufactures and sells tires for automobiles, trucks, motorcycles, farm implements, and construction equipment throughout Europe, the Middle East and Africa. EMEA also sells new and retreaded aviation tires, retreading and related services for commercial truck and OTR tires, and automotive maintenance and repair services.

Latin American Tire manufactures and sells tires for automobiles, trucks, and farm, aviation and construction equipment throughout Central and South America and in Mexico. Latin American Tire also provides related products and services including retreaded tires and tread rubber for truck tires.

Asia Pacific Tire manufactures and sells tires for automobiles, trucks, farm, construction and mining equipment, and the aviation industry throughout the Asia Pacific region. Asia Pacific Tire also provides related products and services including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes:

(In millions)	2010	2009	2008

Sales
North American Tire	$8,205	$6,977	$8,255
Europe, Middle East and Africa Tire	6,407	5,801	7,316
Latin American Tire	2,158	1,814	2,088
Asia Pacific Tire	2,062	1,709	1,829

Net Sales	$18,832	$16,301	$19,488

Segment Operating Income (Loss)
North American Tire	$18	$(305)	$(156)
Europe, Middle East and Africa Tire	319	166	425
Latin American Tire	330	301	367
Asia Pacific Tire	250	210	168

Total Segment Operating Income	917	372	804
Rationalizations	(240)	(227)	(184)
Interest expense	(316)	(311)	(320)
Other expense	(186)	(40)	(59)
Asset write-offs and accelerated depreciation	(15)	(43)	(28)
Corporate incentive compensation plans	(71)	(41)	4
Intercompany profit elimination	(14)	(13)	23
Other	(67)	(54)	(54)

Income (Loss) before Income Taxes	$8	$(357)	$186

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (continued)

The following table presents segment assets at December 31:

(In millions)	2010	2009

Assets
North American Tire	$5,243	$4,836
Europe, Middle East and Africa Tire	5,266	5,144
Latin American Tire	1,809	1,672
Asia Pacific Tire	2,150	1,548

Total Segment Assets	14,468	13,200
Corporate	1,162	1,210

	$15,630	$14,410

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

(In millions)	2010	2009	2008

Net Sales
United States	$7,104	$5,953	$6,662
Germany	2,229	1,927	2,343
Other international	9,499	8,421	10,483

	$18,832	$16,301	$19,488

Long-Lived Assets
United States	$2,411	$2,305	$2,392
Germany	676	771	726
Other international	3,078	2,767	2,516

	$6,165	$5,843	$5,634

At December 31, 2010, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$415 million or 21% in Europe, Middle East and Africa, primarily Luxembourg, South Africa and Poland ($352 million or 18% at December 31, 2009),

•	$393 million or 20% in Asia, primarily China, Australia and India ($217 million or 11% at December 31, 2009), and

•	$368 million or 18% in Latin America, primarily Venezuela and Brazil ($533 million or 28% at December 31, 2009).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (continued)

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note 3, Other Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2010	2009	2008

Rationalizations
North American Tire	$184	$112	$54
Europe, Middle East and Africa Tire	41	82	41
Latin American Tire	5	20	4
Asia Pacific Tire	11	10	83

Total Segment Rationalizations	241	224	182
Corporate	(1)	3	2

	$240	$227	$184

(In millions)

Net (Gains) Losses on Asset Sales
North American Tire	$(2)	$(4)	$(18)
Europe, Middle East and Africa Tire	(6)	(1)	(20)
Latin American Tire	(7)	(2)	(5)
Asia Pacific Tire	(58)	(5)	(10)

Total Segment Net (Gains) Losses on Asset Sales	(73)	(12)	(53)
Corporate	—	42	—

	$(73)	$30	$(53)

(In millions)

Asset Write-offs and Accelerated Depreciation
North American Tire	$2	$16	$3
Europe, Middle East and Africa Tire	1	1	1
Latin American Tire	—	—	—
Asia Pacific Tire	12	26	24

Total Segment Asset Write-offs and Accelerated Depreciation	$15	$43	$28

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Business Segments (continued)

The following table presents segment capital expenditures, depreciation and amortization:

(In millions)	2010	2009	2008

Capital Expenditures
North American Tire	$319	$306	$449
Europe, Middle East and Africa Tire	183	212	315
Latin American Tire	135	76	150
Asia Pacific Tire	281	134	106

Total Segment Capital Expenditures	918	728	1,020
Corporate	26	18	29

	$944	$746	$1,049

(In millions)
Depreciation and Amortization
North American Tire	$295	$284	$280
Europe, Middle East and Africa Tire	209	210	213
Latin American Tire	57	49	49
Asia Pacific Tire	63	56	63

Total Segment Depreciation and Amortization	624	599	605
Corporate	28	37	55

	$652	$636	$660

The following table presents our segment equity in the net income of investees accounted for by the equity method:

(In millions)	2010	2009	2008

Equity in (Income)
North American Tire	$(4)	$(5)	$(5)
Europe, Middle East and Africa Tire	—	—	(2)
Latin American Tire	—	—	—
Asia Pacific Tire	(7)	(4)	(3)

Total Segment Equity in (Income)	$(11)	$(9)	$(10)

Note 18.	Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss follow:

(In millions)	2010	2009

Foreign currency translation adjustment	$(454)	$(509)
Unrecognized net actuarial losses and prior service costs	(2,835)	(2,878)
Other	19	15

Total Accumulated Other Comprehensive Loss	$(3,270)	$(3,372)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Liabilities

At December 31, 2010, we had binding commitments for raw materials, capital expenditures, utilities, and various other types of contracts. Total commitments on contracts that extend beyond 2011 are expected to total approximately $1.3 billion. We also have off-balance sheet financial guarantees written and other commitments totaling approximately $26 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers’ production levels.

Environmental Matters

We have recorded liabilities totaling $44 million and $43 million at December 31, 2010 and 2009, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million and $9 million were included in Other current liabilities at December 31, 2010 and 2009, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

Workers’ Compensation

We had recorded liabilities, on a discounted basis, totaling $291 million and $301 million for anticipated costs related to workers’ compensation at December 31, 2010 and December 31, 2009, respectively. Of these amounts, $71 million and $75 million was included in Current Liabilities as part of Compensation and Benefits at December 31, 2010 and December 31, 2009, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2010 and 2009, the liability was discounted using a risk-free rate of return.

General and Product Liability and Other Litigation

We had recorded liabilities totaling $328 million and $300 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at December 31, 2010 and December 31, 2009, respectively. Of these amounts, $91 million and $73 million were included in Other current liabilities at December 31, 2010 and 2009, respectively. The increase in general and product liability reserves was due primarily to an unexpected, unfavorable judgment involving one claim in which an appellate court affirmed a trial court order that prohibited us from presenting evidence with respect to our liability for that claim. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.

Asbestos.  We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 90,700 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $365 million through December 31, 2010 and $349 million through December 31, 2009.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Liabilities (continued)

Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly. The passage of tort reform laws and creation of deferred dockets for non-malignancy claims in several states has contributed to a decline in the number of claims filed in recent years. In 2008, a decision by the Ohio Supreme Court to retroactively apply an Ohio state law resulted in the dismissal of approximately 20,000 cases. A summary of approximate asbestos claims activity in recent years follows:

(Dollars in millions)	2010	2009	2008

Pending claims, beginning of year	90,200	99,000	117,400
New claims filed during the year	1,700	1,600	4,600
Claims settled/dismissed during the year	(8,200)	(10,400)	(23,000)

Pending claims, end of year	83,700	90,200	99,000

Payments(1)	$26	$20	$23

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.

We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries.

We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $126 million and $136 million at December 31, 2010 and 2009, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $63 million at December 31, 2010 and $70 million at December 31, 2009. At December 31, 2010, our liability with respect to asserted claims and related defense costs was $63 million, compared to $66 million at December 31, 2009. At December 31, 2010, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.

We maintain primary insurance coverage under coverage-in-place agreements, and also have excess liability insurance with respect to asbestos liabilities. After consultation with our outside legal counsel and giving consideration to agreements in principle with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors, we determine an amount we expect is probable of recovery from such carriers. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery.

We recorded a receivable related to asbestos claims of $67 million and $69 million at December 31, 2010 and 2009, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $8 million and $11 million were included in Current Assets as part of Accounts receivable at December 31, 2010 and December 31, 2009, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

We believe that, at December 31, 2010, we had approximately $170 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Liabilities (continued)

primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $67 million insurance receivable recorded at December 31, 2010. We also had approximately $14 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis, and defense costs available with our primary insurance carriers through coverage-in-place agreements at December 31, 2010.

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

Income Tax Matters

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

Indemnifications

At December 31, 2010, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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

We have determined that there are no indemnifications or guarantees other than liabilities for which amounts are already recorded or reserved in our consolidated financial statements under which it is probable that we have incurred a liability.

Warranty

We had recorded $17 million and $18 million for potential claims under warranties offered by us at December 31, 2010 and 2009, respectively, the majority of which is recorded in Other current liabilities at December 31, 2010 and 2009.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Investments in Unconsolidated Affiliates

The following tables present summarized financial information for financial position and results of operations of our investments accounted for under the equity method:

	December 31,	December 31,
(In millions)	2010	2009

Financial Position:
Current assets	$532	$428
Noncurrent assets	68	62
Current liabilities	394	335
Noncurrent liabilities	16	20
Noncontrolling interests	33	32

	Year Ended December 31,
	2010	2009	2008

Results of Operations:
Net sales	$1,547	$1,217	$1,481
Gross profit	508	414	402
Net income	70	33	5
Net income (loss) attributable to investee	63	27	(3)

Our equity in the earnings of unconsolidated affiliates was $11 million, $9 million and $10 million in 2010, 2009 and 2008, respectively.

Note 21.	Consolidating Financial Information

Certain of our subsidiaries have guaranteed our obligations under the $1.0 billion outstanding principal amount of 10.5% senior notes due 2016, the $1.0 billion outstanding principal amount of 8.25% senior notes due 2020, and the $282 million outstanding principal amount of 8.75% notes due 2020 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Consolidating Financial Information (continued)

Certain non-guarantor subsidiaries of the Parent Company are restricted from remitting funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or restrictions in credit agreements or other debt instruments of those subsidiaries.

	Consolidating Balance Sheet
	December 31, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and Cash Equivalents	$792	$38	$1,175	$—	$2,005
Accounts Receivable	875	219	1,642	—	2,736
Accounts Receivable From Affiliates	—	434	197	(631)	—
Inventories	1,259	185	1,610	(77)	2,977
Prepaid Expenses and Other Current Assets	58	5	257	7	327

Total Current Assets	2,984	881	4,881	(701)	8,045
Goodwill	—	24	476	183	683
Intangible Assets	109	1	51	—	161
Deferred Income Taxes	—	1	58	(1)	58
Other Assets	241	48	229	—	518
Investments in Subsidiaries	3,879	313	4,324	(8,516)	—
Property, Plant and Equipment	2,177	172	3,787	29	6,165

Total Assets	$9,390	$1,440	$13,806	$(9,006)	$15,630

Liabilities
Current Liabilities:
Accounts Payable-Trade	$814	$140	$2,153	$—	$3,107
Accounts Payable to Affiliates	631	—	—	(631)	—
Compensation and Benefits	411	34	311	—	756
Other Current Liabilities	369	33	618	(2)	1,018
Notes Payable and Overdrafts	—	—	238	—	238
Long Term Debt and Capital Leases due Within One Year	1	—	187	—	188

Total Current Liabilities	2,226	207	3,507	(633)	5,307
Long Term Debt and Capital Leases	3,573	—	746	—	4,319
Compensation and Benefits	2,296	209	910	—	3,415
Deferred and Other Noncurrent Income Taxes	31	3	202	6	242
Other Long Term Liabilities	620	32	190	—	842

Total Liabilities	8,746	451	5,555	(627)	14,125
Commitments and Contingent Liabilities	—	—	—	—	—
Minority Shareholders’ Equity	—	—	374	210	584
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock	—	—	—	—	—
Common Stock	243	333	5,021	(5,354)	243
Capital Surplus	2,805	35	1,025	(1,060)	2,805
Retained Earnings	866	1,098	2,698	(3,796)	866
Accumulated Other Comprehensive Loss	(3,270)	(477)	(1,144)	1,621	(3,270)

Goodyear Shareholders’ Equity	644	989	7,600	(8,589)	644
Minority Shareholders’ Equity — Nonredeemable	—	—	277	—	277

Total Shareholders’ Equity	644	989	7,877	(8,589)	921

Total Liabilities and Shareholders’ Equity	$9,390	$1,440	$13,806	$(9,006)	$15,630

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidating Statements of Operations
	Twelve Months Ended December 31, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$7,648	$2,378	$20,183	$(11,377)	$18,832
Cost of Goods Sold	6,932	2,121	17,893	(11,494)	15,452
Selling, Administrative and General Expense	928	183	1,526	(7)	2,630
Rationalizations	163	22	55	—	240
Interest Expense	271	17	147	(119)	316
Other (Income) and Expense	(88)	(21)	42	253	186

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(558)	56	520	(10)	8
United States and Foreign Taxes	—	8	163	1	172
Equity in Earnings of Subsidiaries	342	18	—	(360)	—

Net (Loss) Income	(216)	66	357	(371)	(164)
Less: Minority Shareholders’ Net Income	—	—	52	—	52

Goodyear Net (Loss) Income	$(216)	$66	$305	$(371)	$(216)

	Twelve Months Ended December 31, 2009
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$6,702	$1,747	$15,244	$(7,392)	$16,301
Cost of Goods Sold	6,216	1,601	13,368	(7,509)	13,676
Selling, Administrative and General Expense	904	162	1,342	(4)	2,404
Rationalizations	106	10	111	—	227
Interest Expense	253	23	181	(146)	311
Other (Income) and Expense	(252)	(3)	(84)	379	40

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(525)	(46)	326	(112)	(357)
United States and Foreign Taxes	(99)	(10)	114	2	7
Equity in Earnings of Subsidiaries	51	(32)	—	(19)	—

Net (Loss) Income	(375)	(68)	212	(133)	(364)
Less: Minority Shareholders’ Net Income	—	—	11	—	11

Goodyear Net (Loss) Income	$(375)	$(68)	$201	$(133)	$(375)

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	Twelve Months Ended December 31, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total Cash Flow From Operating Activities	$278	$43	$858	$(255)	$924
Cash Flows From Investing Activities:
Capital expenditures	(334)	(18)	(583)	(9)	(944)
Asset dispositions	1	—	69	—	70
Capital contributions	—	—	(136)	136	—
Capital redemptions	16	—	134	(150)	—
Return of investment in The Reserve Primary Fund	26	—	—	—	26
Other transactions	—	—	(11)	—	(11)

Total Cash Flows From Investing Activities	(291)	(18)	(527)	(23)	(859)
Cash Flows From Financing Activities:
Short term debt and overdrafts incurred	3	2	80	—	85
Short term debt and overdrafts paid	—	—	(68)	—	(68)
Long term debt incurred	994	—	756	—	1,750
Long term debt paid	(974)	—	(581)	—	(1,555)
Common stock issued	1	—	—	—	1
Capital contributions	—	—	136	(136)	—
Capital redemptions	—	—	(150)	150	—
Intercompany dividends paid	—	(7)	(257)	264	—
Transactions with minority interests in subsidiaries	—	—	(13)	—	(13)
Debt related costs and other transactions	(21)	—	—	—	(21)

Total Cash Flows From Financing Activities	3	(5)	(97)	278	179
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1	(162)	—	(161)

Net Change in Cash and Cash Equivalents	(10)	21	72	—	83
Cash and Cash Equivalents at Beginning of the Year	802	17	1,103	—	1,922

Cash and Cash Equivalents at End of the Year	$792	$38	$1,175	$—	$2,005

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES

Supplementary Data
(Unaudited)

Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2010
Net Sales	$4,270	$4,528	$4,962	$5,072	$18,832
Gross Profit	814	842	842	882	3,380
Net (Loss) Income	(24)	39	(13)	(166)	(164)
Less: Minority Shareholders’ Net Income	23	11	7	11	52

Goodyear Net (Loss) Income	$(47)	$28	$(20)	$(177)	$(216)

Goodyear Net (Loss) Income Per Share:
— Basic	$(0.19)	$0.11	$(0.08)	$(0.73)	$(0.89)

— Diluted	$(0.19)	$0.11	$(0.08)	$(0.73)	$(0.89)

Weighted Average Shares Outstanding — Basic	242	242	242	242	242
— Diluted	242	244	242	242	242
Price Range of Common Stock:* High	$16.39	$15.27	$12.66	$12.18	$16.39
Low	12.06	9.89	9.10	9.51	9.10
Selected Balance Sheet Items at Quarter-End:
Total Assets	$14,702	$14,513	$15,656	$15,630
Total Debt and Capital Leases	4,594	4,604	4,972	4,745
Goodyear Shareholders’ Equity	714	647	859	644
Total Shareholders’ Equity	974	896	1,127	921

*	New York Stock Exchange — Composite Transactions

All numbers presented below are after-tax and minority.

The first quarter of 2010 included net rationalization charges of $3 million, asset write-offs and accelerated depreciation charges of $2 million, and charges of $5 million related to our debt exchange offer. The quarter also included a loss of $99 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. The quarter included net gains on asset sales of $8 million related primarily to the sale of land in Thailand, gains from supplier settlements of $8 million, and net benefits of $5 million due to various discrete tax items.

The second quarter of 2010 included net rationalization charges of $3 million and asset write-offs and accelerated depreciation charges of $5 million. The quarter also included a $3 million loss due to an adjustment for importation cost. The quarter included net gains on asset sales of $8 million related primarily to the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008.

The third quarter of 2010 included net rationalization charges of $7 million and asset write-offs and accelerated depreciation charges of $3 million. The quarter also included net charges of $56 million related to cash premiums paid and write-offs of deferred financing fees due to the early redemption of debt, charges of $4 million related to a supplier disruption, and charges of $3 million related to a strike in South Africa. The quarter included non-cash tax benefits related to employee benefit plans of $13 million, a net gain of $8 million related to an insurance recovery, and net gains on asset sales of $2 million.

The fourth quarter of 2010 included net rationalization charges of $212 million and asset write-offs and accelerated depreciation charges of $1 million, primarily related to the closure of our Union City, Tennessee manufacturing facility, the consolidation of our warehouses in North American Tire and an increase in costs related to the discontinuation of consumer tire production at one of our facilities in Amiens, France. The quarter also included a net foreign currency exchange loss of $20 million resulting from the January 1, 2011 elimination of the official exchange rate for essential goods in Venezuela, an $18 million charge related to a claim regarding the use of value-added tax credits in prior years and a non-cash tax charge of $8 million related to employee benefit plans. The quarter included $30 million of net tax benefits primarily related to a $15 million benefit for enacted tax law changes and $15 million of tax benefits related to the settlement of tax audits and the expiration of statutes of limitations in multiple tax jurisdictions, and net gains of $31 million on asset sales due primarily to the sale of a closed manufacturing facility in Asia Pacific Tire.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year

2009
Net Sales	$3,536	$3,943	$4,385	$4,437	$16,301
Gross Profit	317	590	862	856	2,625
Net (Loss) Income	(348)	(253)	102	135	(364)
Less: Minority Shareholders’ Net (Loss) Income	(15)	(32)	30	28	11

Goodyear Net (Loss) Income	$(333)	$(221)	$72	$107	$(375)

Goodyear Net (Loss) Income Per Share:
— Basic	$(1.38)	$(0.92)	$0.30	$0.44	$(1.55)

— Diluted(a)	$(1.38)	$(0.92)	$0.30	$0.44	$(1.55)

Weighted Average Shares Outstanding — Basic	241	241	242	242	241
— Diluted	241	241	245	245	241
Price Range of Common Stock:* High	$8.09	$14.26	$18.84	$18.23	$18.84
Low	3.17	6.00	9.98	11.87	3.17
Selected Balance Sheet Items at Quarter-End:
Total Assets	$14,645	$15,079	$15,677	$14,410
Total Debt and Capital Leases	5,526	5,849	5,910	4,520
Goodyear Shareholders’ Equity	601	564	782	735
Total Shareholders’ Equity	816	792	1,027	986

(a)	Due to the anti-dilutive impact of potentially dilutive securities in periods which we recorded a net loss, the quarterly earnings per share amounts do not add to the full year.

*	New York Stock Exchange — Composite Transactions

All numbers presented below are after-tax and minority.

The first quarter of 2009 included net rationalization charges of $47 million and asset write-offs and accelerated depreciation charges of $10 million, primarily related to manufacturing reductions at two facilities in North American Tire to meet lower production demand, the closure of a manufacturing facility in Australia, manufacturing headcount reductions at two facilities in Brazil, and the reduction of salaried selling, administrative and general positions in our corporate and North American Tire offices in Akron, Ohio and throughout EMEA. The quarter also included net benefits of $10 million due primarily to tax law changes.

The second quarter of 2009 included net rationalization charges of $104 million and asset write-offs and accelerated depreciation charges of $12 million, primarily related to manufacturing reductions at several facilities in North American Tire, including Union City, Tennessee, to meet lower production demand and the discontinuation of consumer tire production at one of our facilities in Amiens, France. The quarter also included a net loss of

$40 million on asset sales, primarily related to certain properties in Akron, Ohio. The quarter also included net benefits of $19 million due primarily to the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada.

The third quarter of 2009 included net rationalization charges of $15 million and asset write-offs and accelerated depreciation charges of $14 million, primarily related to the closure of our manufacturing facility in the Philippines and reductions in various manufacturing and support operations. The quarter also included charges of $18 million on the liquidation of our subsidiary in Guatemala, $9 million to correct earnings attributable to minority shareholders in the first and second quarter of 2009 and $5 million related to our new USW labor contract. The quarter included $28 million of non-cash tax benefits related to losses from our U.S. operations and net expense of $6 million from various other discrete tax items, and net gains of $6 million from asset sales.

The fourth quarter of 2009 included net rationalization charges of $17 million and asset write-offs and accelerated depreciation charges of $3 million, primarily related to plans to reduce manufacturing expenses in all of our strategic business units. The quarter also included non-cash tax benefits of $64 million related to losses from our U.S. operations and $21 million primarily related to the release of a valuation allowance at our subsidiary in Australia, a gain of $13 million from the recognition of insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand, net gains of $2 million on asset sales, and a charge of $4 million related to a legal reserve for a closed facility.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).

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

Changes in Internal Control Over Financial Reporting

We are undertaking a phased implementation of enterprise resource planning systems in our EMEA, Latin American Tire and Asia Pacific Tire SBUs, a significant portion of which were completed in 2010, with the balance to be completed in 2011 and 2012. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 2011 to be filed with the Commission pursuant to Regulation 14A.

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

The information on our website is not incorporated by reference in or considered to be a part of this Annual Report on Form 10-K.

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

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: February 10, 2011	/s/ Richard J. Kramer Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2011	/s/ Richard J. Kramer Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 10, 2011	/s/ Darren R. Wells Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 10, 2011	/s/ Thomas A. Connell Thomas A. Connell, Vice President and Controller (Principal Accounting Officer)

Date: February 10, 2011	JAMES C. BOLAND, Director
JAMES A. FIRESTONE, Director
PETER S. HELLMAN, Director
W. ALAN McCOLLOUGH, Director
DENISE M. MORRISON, Director
RODNEY O’NEAL, Director
SHIRLEY D. PETERSON, Director
STEPHANIE A. STREETER, Director
G. CRAIG SULLIVAN, Director
THOMAS H. WEIDEMEYER, Director
MICHAEL R. WESSEL, Director	/s/ Darren R. Wells Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR CORPORATIONS
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2010	2009	2008

Net Sales	$7,648	$6,702	$7,833
Cost of Goods Sold	6,932	6,216	7,248
Selling, Administrative and General Expense	928	904	882
Rationalizations	163	106	43
Interest Expense	271	253	251
Other Income	(88)	(252)	(244)

Loss before Income Taxes and Equity in Earnings of Subsidiaries	(558)	(525)	(347)
United States and Foreign Taxes	—	(99)	10
Equity in Earnings of Subsidiaries	342	51	280

Net Loss	$(216)	$(375)	$(77)

Net Loss — Per Share Basic	$(0.89)	$(1.55)	$(0.32)

Weighted Average Shares Outstanding	242	241	241
Diluted	$(0.89)	$(1.55)	$(0.32)

Weighted Average Shares Outstanding	242	241	241

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY BALANCE SHEETS

	December 31,
(In millions)	2010	2009

Assets
Current Assets:
Cash and Cash Equivalents	$792	$802
Accounts Receivable, less allowance — $26 ($31 in 2009)	875	791
Inventories:
Raw Materials	314	213
Work in Process	60	60
Finished Products	885	705

	1,259	978
Prepaid Expenses and Other Current Assets	58	86

Total Current Assets	2,984	2,657
Intangible Assets	109	110
Other Assets	241	215
Investments in Subsidiaries	3,879	4,030
Property, Plant and Equipment, less accumulated depreciation — $4,353 ($4,197 in 2009)	2,177	2,078

Total Assets	$9,390	$9,090

Liabilities
Current Liabilities:
Accounts Payable-Trade	$814	$637
Accounts Payable to Affiliates	631	605
Compensation and Benefits	411	338
Other Current Liabilities	369	318
Long Term Debt and Capital Leases Due Within One Year	1	1

Total Current Liabilities	2,226	1,899
Long Term Debt and Capital Leases	3,573	3,547
Compensation and Benefits	2,296	2,276
Deferred and Other Noncurrent Income Taxes	31	29
Other Long Term Liabilities	620	604

Total Liabilities	8,746	8,355
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50 shares, unissued	—	—
Common Stock, no par value:
Authorized, 450 shares in 2010 and 2009 Outstanding shares, 243 in 2010 (242 in 2009)	243	242
Capital Surplus	2,805	2,783
Retained Earnings	866	1,082
Accumulated Other Comprehensive Loss	(3,270)	(3,372)

Total Shareholders’ Equity	644	735

Total Liabilities and Shareholders’ Equity	$9,390	$9,090

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity

Balance at December 31, 2007
(after deducting 10,438,287 treasury shares)	240,122,374	$240	$2,722	$1,540	$(1,652)	$2,850
Comprehensive income (loss):
Net loss				(77)		(77)
Foreign currency translation (net of tax of $0)					(488)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(15)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8)					99
Increase in net actuarial losses (net of tax of $11)					(1,452)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0)					67
Other (net of tax of $0)					(5)
Other comprehensive income (loss)						(1,794)

Total comprehensive income (loss)						(1,871)
Issuance of shares for conversion of debt	328,954	—	4			4
Stock-based compensation			34			34
Common stock issued from treasury	838,593	1	4			5

Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,764	$1,463	$(3,446)	$1,022

Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,764	$1,463	$(3,446)	$1,022
Comprehensive income (loss):
Net loss				(375)		(375)
Foreign currency translation (net of tax of $22)					217
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(17)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $57)					121
Increase in net actuarial losses (net of tax benefit of $19)					(277)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1)					43
Prior service cost from plan amendments (net of tax of $7)					(16)
Other (net of tax benefit of $2)					3
Other comprehensive income (loss)						74

Total comprehensive income (loss)						(301)
Stock-based compensation			18			18
Common stock issued from treasury	912,498	1	1			2
Other			—	(6)		(6)

Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735

Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735
Comprehensive income (loss):
Net loss				(216)		(216)
Foreign currency translation (net of tax of $1)					55
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $6)					162
Increase in net actuarial losses (net of tax benefit of $21)					(178)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $4)					60
Prior service cost from plan amendments (net of tax of $0)					(1)
Other (net of tax benefit of $0)					4
Other comprehensive income (loss)						102

Total comprehensive income (loss)						(114)
Stock-based compensation			16			16
Common stock issued from treasury	736,530	1	6			7

Balance at December 31, 2010
(after deducting 7,950,743 treasury shares)	242,938,949	$243	$2,805	$866	$(3,270)	$644

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2010	2009	2008

Total Cash Flows from Operating Activities	$278	$328	$(1,770)
Cash Flows from Investing Activities:
Capital expenditures	(334)	(270)	(444)
Asset dispositions	1	154	193
Asset acquisitions	—	—	(1)
Capital contributions to subsidiaries	—	—	(131)
Capital redemptions from subsidiaries	16	—	603
Investment in The Reserve Primary Fund	—	—	(360)
Return of investment in The Reserve Primary Fund	26	47	284
Other transactions	—	1	(3)

Total Cash Flows from Investing Activities	(291)	(68)	141
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	3	—	—
Short term debt and overdrafts paid	—	(18)	(20)
Long term debt incurred	994	1,359	700
Long term debt paid	(974)	(1,601)	(750)
Common stock issued	1	2	5
Debt related costs and other transactions	(21)	(22)	—

Total Cash Flows from Financing Activities	3	(280)	(65)

Net Change in Cash and Cash Equivalents	(10)	(20)	(1,694)
Cash and Cash Equivalents at Beginning of the Year	802	822	2,516

Cash and Cash Equivalents at End of the Year	$792	$802	$822

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

LONG TERM DEBT AND FINANCING ARRANGEMENTS

At December 31, 2010, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company has pledged a significant portion of its assets as collateral. The collateral included first and second priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of the Parent Company’s subsidiaries to pay dividends to the Parent Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of the Parent Company’s assets. These covenants are subject to significant exceptions and qualifications. The primary credit facilities permit the Parent Company to pay dividends on its common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred by the Parent Company under the facilities following the dividend payment, and certain financial tests are satisfied.

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

The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2010 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2011	2012	2013	2014	2015

Debt maturities	$1	$1	$1	$1,200	$—

COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2010, we had binding commitments for raw materials, capital expenditures, utilities, and various other types of contracts. Total commitments on contracts that extend beyond the year 2011 are expected to total approximately $400 million. We also have off-balance sheet financial guarantees written and other commitments totaling approximately $11 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers’ production levels.

THE GOODYEAR TIRE & RUBBER COMPANY

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

DIVIDENDS

The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2010, 2009 and 2008.

The following table presents cash dividends received during 2010, 2009 and 2008:

(In millions)	2010	2009	2008

Consolidated subsidiaries	$143	$129	$209

There were no stock dividends received from consolidated subsidiaries in 2010, 2009 and 2008.

SUPPLEMENTAL CASH FLOW INFORMATION

The Parent Company made cash payments for interest, net of amounts capitalized in 2010, 2009 and 2008 of $258 million, $234 million and $292 million, respectively. The Parent Company had net cash payments for income taxes in 2010, 2009 and 2008 of $19 million, $23 million, and $14 million, respectively.

INTERCOMPANY TRANSACTIONS

The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2010	2009	2008

Sales	$1,129	$993	$1,134
Cost of Goods Sold	1,117	978	1,159
Interest Expense	11	7	23
Other Income	(413)	(521)	(559)

Income before Income Taxes	$414	$529	$511

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,

(In millions)

	Balance	Additions				Translation
	at	Charged	Charged	Deductions		adjustment	Balance
	beginning	(credited)	(credited)	from		during	at end of
Description	of period	to income	to AOCL	reserves		period	period

2010

Allowance for doubtful accounts	$110	$15	$—	$(16	)(a)	$(3)	$106
Valuation allowance — deferred tax assets	3,056	112	(45)	—		(10)	3,113

2009

Allowance for doubtful accounts	$93	$35	$—	$(21	)(a)	$3	$110
Valuation allowance — deferred tax assets	2,818	251	(40)	(27)		54	3,056

2008

Allowance for doubtful accounts	$88	$34	$—	$(23	)(a)	$(6)	$93
Valuation allowance — deferred tax assets	2,412	58	478	—		(130)	2,818

Note: (a) Accounts receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For Year Ended December 31, 2010

INDEX OF EXHIBITS

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

3	Articles of Incorporation and By-Laws
(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 22, 2009, five documents comprising the Company’s Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and amended April 5, 1965, April 7, 1980, April 6, 1981, April 13, 1987, May 7, 2003, April 26, 2005, April 11, 2006, April 7, 2009, October 6, 2009 and October 5, 2010 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 7, 2010, File No. 1-1927).
4	Instruments Defining the Rights of Security Holders, Including Indentures
(a)	Specimen Nondenominational Certificate for Shares of the Common Stock, Without Par Value, of the Company (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2007, File No. 1-1927).
(b)	Indenture, dated as of March 15, 1996, between the Company and Chemical Bank (now Wells Fargo Bank, N.A.), as Trustee, as supplemented on March 16, 1998, in respect of the Company’s 7% Notes due 2028 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-1927).
(c)	Indenture, dated as of March 1, 1999, between the Company and The Chase Manhattan Bank (now Wells Fargo Bank, N.A.), as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-1927), as supplemented by the First Supplemental Indenture thereto, dated as of March 5, 2010, in respect of the Company’s 8.75% Notes due 2020 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 8, 2010, File No. 1-1927).
(d)	Indenture, dated as of May 11, 2009, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 10.5% Senior Notes due 2016 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 11, 2009, File No. 1-1927).
(e)	Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 13, 2010, File No. 1-1927), as supplemented by the First Supplemental Indenture thereto, dated as of August 13, 2010, in respect of the Company’s 8.25% Senior Notes due 2020 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 13, 2010, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

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
10	Material Contracts
(a)	Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., BNP Paribas, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC, Wells Fargo Foothill, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).
(b)	Amended and Restated Second Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).
(c)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(d)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(e)	Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).
(f)	Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 20, 2007, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(g)	Lenders Lien Subordination and Intercreditor Agreement, dated as of April 8, 2005, among JPMorgan Chase Bank, N.A., as Collateral Agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, the Company, and the subsidiaries of the Company named therein (incorporated by reference, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(h)	Amended and Restated Revolving Credit Agreement, dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the Mandated Lead Arrangers and Joint Bookrunners identified therein (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).
(i)	First Amendment dated as of July 18, 2008, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-1927).
(j)	Second Amendment dated as of August 22, 2008, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear GmbH & Co. KG, Dunlop GmbH & Co. KG, Goodyear Luxembourg Tires S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-1927).
(k)	Third Amendment dated as of December 18, 2009, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-1927).
(l)	Fourth Amendment dated as of December 15, 2010, to the Amended and Restated Revolving Credit Agreement dated as of April 20, 2007, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Collateral Agent.	10.1
(m)	Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(n)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005, August 26, 2005 and July 23, 2008, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(o)	Letter Amendment dated April 29, 2009 to the Amended and Restated General Master Purchase Agreement dated December 10, 2004, as amended and restated on May 23, 2005, August 26, 2005 and July 23, 2008, between Ester Finance Titrisation, as Purchaser, Eurofactor, as Agent, Calyon, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, the Sellers listed therein and Goodyear Dunlop Tires Germany GmbH (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-1927).
(p)	Master Subordinated Deposit Agreement dated July 23, 2008, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Subordinated Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).
(q)	Master Complementary Deposit Agreement dated July 23, 2008, between Eurofactor, as Agent, Calyon, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Complementary Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-1927).
(r)	Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).
(s)	Amendment No. 1 to the Umbrella Agreement, dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).
(t)	Amendment No. 2 to the Umbrella Agreement, dated as of April 7, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(u)	Amendment No. 3 to the Umbrella Agreement, dated as of July 15, 2004, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(v)	Amendment No. 4 to the Umbrella Agreement, dated as of February 12, 2008, among the Company, Sumitomo Rubber Industries, Ltd. and their respective affiliates named therein (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-1927).
(w)	Joint Venture Agreement for Europe, dated as of June 14, 1999, as amended by Amendment No. 1 thereto, dated as of September 1, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., Sumitomo Rubber Industries, Ltd. and Sumitomo Rubber Europe B.V. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).
(x)	Shareholders Agreement for the Europe JVC, dated as of June 14, 1999, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(y)	Amendment No. 1 to the Shareholders Agreement for the Europe JVC, dated April 21, 2000, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).
(z)	Amendment No. 2 to the Shareholders Agreement for the Europe JVC, dated July 15, 2004, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-1927).
(aa)	Amendment No. 3 to the Shareholders Agreement for the Europe JVC, dated August 30, 2005, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-128932).
(bb)	Memorandum of Agreement (Amendment No. 4 to the Shareholders Agreement for the Europe JVC), dated April 26, 2007, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).
(cc)	Amendment No. 5 to Shareholders Agreement for the Europe JVC, dated as of July 1, 2009, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-1927).
(dd)	Agreement, dated as of March 3, 2003, between the Company and Sumitomo Rubber Industries, Ltd., amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).
(ee)*	2008 Performance Plan of the Company.	10.2
(ff)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).
(gg)*	Form of Non-Qualified Stock Option with Tandem Stock Appreciation Rights Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 10, 2010, File No. 1-1927).
(hh)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).
(ii)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(jj)*	Form of Restricted Stock Purchase Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(kk)*	Form of Cash Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(ll)*	Form of Restricted Stock Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(mm)*	2005 Performance Plan of the Company.	10.3
(nn)*	2002 Performance Plan of the Company.	10.4
(oo)*	1997 Performance Incentive Plan of the Company.	10.5
(pp)*	Performance Recognition Plan of the Company, as amended and restated on October 7, 2008 (incorporated by reference, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(qq)*	The Goodyear Tire & Rubber Company Management Incentive Plan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 11, 2008, File No. 1-1927).
(rr)*	Executive Performance Plan of the Company effective January 1, 2004 (incorporated by reference, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(ss)*	Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(tt)*	Goodyear Supplementary Pension Plan (October 7, 2008 Restatement) (incorporated by reference, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(uu)*	Defined Benefit Excess Benefit Plan of the Company, as amended and restated as of October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(vv)*	Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(ww)*	Deferred Compensation Plan for Executives, amended and restated as of October 7, 2008 (incorporated by reference, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(xx)*	1994 Restricted Stock Award Plan for Non-Employee Directors of the Company, effective June 1, 1994 (incorporated by reference, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(yy)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 1, 2010.	10.6
(zz)*	Continuity Plan for Salaried Employees, as amended and restated effective April 10, 2007, as further amended on October 7, 2008 (incorporated by reference, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(aaa)*	The Goodyear Tire & Rubber Company Executive Severance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2010, File No. 1-1927).
(bbb)*	Stock Option Plan for Hourly Bargaining Unit Employees at Designated Locations, as amended December 4, 2001 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-1927).

Exhibit
Table
Item	Description of
No.	Exhibit	Exhibit Number

(ccc)*	Hourly and Salaried Employees Stock Option Plan of the Company, as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).
12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2010.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
101	Interactive Data File
(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101

*	Indicates management contract or compensatory plan or arrangement