Form 10-Q
period 2011-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2011-04-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
           Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock,
Without Par Value, Outstanding at March 31, 2011:	244,144,455

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
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2011	2010
NET SALES	$5,402	$4,270

Cost of Goods Sold	4,461	3,456
Selling, Administrative and General Expense	668	605
Rationalizations (Note 2)	9	2
Interest Expense	74	74
Other Expense (Note 3)	4	104

Income before Income Taxes	186	29
United States and Foreign Taxes	62	53

Net Income (Loss)	124	(24)
Less: Minority Shareholders’ Net Income	21	23

Goodyear Net Income (Loss)	$103	$(47)

Goodyear Net Income (Loss) — Per Share of Common Stock

Basic	$0.42	$(0.19)

Weighted Average Shares Outstanding (Note 6)	243	242

Diluted	$0.42	$(0.19)

Weighted Average Shares Outstanding (Note 6)	246	242
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2011	2010
Assets:
Current Assets:
Cash and Cash Equivalents	$2,215	$2,005
Accounts Receivable, less Allowance — $109 ($106 in 2010)	3,550	2,736
Inventories:
Raw Materials	826	706
Work in Process	190	168
Finished Products	2,321	2,103

	3,337	2,977
Prepaid Expenses and Other Current Assets	390	327

Total Current Assets	9,492	8,045
Goodwill	712	683
Intangible Assets	161	161
Deferred Income Taxes	52	58
Other Assets	510	518
Property, Plant and Equipment less Accumulated Depreciation — $9,068 ($8,807 in 2010)	6,329	6,165

Total Assets	$17,256	$15,630

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,358	$3,107
Compensation and Benefits (Note 11)	792	756
Other Current Liabilities	1,055	1,018
Notes Payable and Overdrafts (Note 8)	245	238
Long Term Debt and Capital Leases due Within One Year (Note 8)	244	188

Total Current Liabilities	5,694	5,307
Long Term Debt and Capital Leases (Note 8)	4,795	4,319
Compensation and Benefits (Note 11)	3,412	3,415
Deferred and Other Noncurrent Income Taxes	262	242
Other Long Term Liabilities	849	842

Total Liabilities	15,012	14,125

Commitments and Contingent Liabilities (Note 12)
Minority Shareholders’ Equity (Note 1)	628	584

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 million shares, Outstanding shares — 10 million (0 in 2010), liquidation preference $50 per share	500	—
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 244 million (243 million in 2010) after deducting 7 million treasury shares (8 million in 2010)	244	243
Capital Surplus	2,795	2,805
Retained Earnings	969	866
Accumulated Other Comprehensive Loss	(3,181)	(3,270)

Goodyear Shareholders’ Equity	1,327	644
Minority Shareholders’ Equity — Nonredeemable	289	277

Total Shareholders’ Equity	1,616	921

Total Liabilities and Shareholders’ Equity	$17,256	$15,630

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2011	2010
Net Income (Loss)	$124	$(24)

Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $1 in 2011 ($1 in 2010)	94	(54)

Defined benefit plans:

Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $3 in 2011 ($3 in 2010)	40	41

Decrease (increase) in net actuarial losses, net of tax of $0 in 2011 ($0 in 2010)	3	(1)

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements, net of tax of $0 in 2011 ($0 in 2010)	—	1

Deferred derivative loss, net of tax of $0 in 2011 ($0 in 2010)	(9)	(1)

Unrealized investment (losses) and gains, net of tax of $0 in 2011 ($0 in 2010)	(1)	1

Comprehensive Income (Loss)	251	(37)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	59	(11)

Comprehensive Income (Loss) Attributable to Goodyear Shareholders	$192	$(26)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$124	$(24)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	182	159
Amortization and write-off of debt issuance costs	5	4
Net rationalization charges (Note 2)	9	2
Net gains on asset sales (Note 3)	(2)	(16)
Pension contributions and direct payments	(17)	(39)
Rationalization payments	(13)	(16)
Venezuela currency devaluation (Note 3)	—	110
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(754)	(340)
Inventories	(292)	(300)
Accounts payable — trade	276	349
Compensation and benefits	56	91
Other current liabilities	7	86
Other assets and liabilities	(14)	57

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(433)	123

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(284)	(141)
Asset dispositions (Note 3)	2	16
Increase in restricted cash (Note 8)	(68)	(60)
Return of investment in The Reserve Primary Fund	—	24

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(350)	(161)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	16	21
Short term debt and overdrafts paid	(21)	(56)
Long term debt incurred	917	201
Long term debt paid	(423)	(81)
Proceeds from issuance of preferred stock	485	—
Common stock issued	4	1
Debt related costs and other transactions	(4)	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	974	86

Effect of exchange rate changes on cash and cash equivalents (Note 3)	19	(196)

Net Change in Cash and Cash Equivalents	210	(148)

Cash and Cash Equivalents at Beginning of the Period	2,005	1,922

Cash and Cash Equivalents at End of the Period	$2,215	$1,774

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
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
     Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2011.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income before Income Taxes are as follows:

	Three Months Ended
	March 31,
(In millions)	2011	2010
New charges	$11	$10
Reversals	(2)	(8)

	$9	$2

     The following table shows the roll-forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2010	$212	$18	$230
2011 charges	2	9	11
Incurred	2	(10)	(8)
Reversed to the statement of operations	(1)	(1)	(2)

Balance at March 31, 2011	$215	$16	$231

During the first quarter of 2011, net rationalization charges of $9 million were recorded. New charges of $11 million were comprised of $1 million for plans initiated in 2011, consisting of associate severance costs, and $10 million for plans initiated primarily in 2010, consisting of $1 million of associate severance costs and $9 million of other exit and non-cancelable lease costs. The net charges in 2011 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 20 associates will be released under 2011 plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In the first quarter of 2011, $5 million was incurred for associate severance payments and $10 million was incurred for non-cancelable lease and other exit costs. Associate-related costs in the first quarter of 2011 also include the favorable impact of $7 million of foreign currency translation.
     The accrual balance of $231 million at March 31, 2011 consists of $215 million for associate severance costs that are expected to be substantially utilized within the next 12 months and $16 million primarily for long term non-cancelable lease and other exit costs. At March 31, 2011, $83 million and $113 million of the accrual balance relates to plans associated with the announced closure of our Union City, Tennessee manufacturing facility and the discontinuation of consumer tire production at one of our facilities in Amiens, France, respectively.
     Accelerated depreciation charges of $9 million, primarily related to property and equipment in our Union City, Tennessee manufacturing facility, were recorded in cost of goods sold (“CGS”) in the first quarter of 2011.
     During the first quarter of 2010, net rationalization charges of $2 million were recorded. New charges of $10 million were comprised of $4 million for plans initiated in 2010, consisting of $2 million for associate severance and pension costs and $2 million for other exit and non-cancelable lease costs, and $6 million for plans initiated in 2009, consisting of $1 million for associate severance and pension costs and $5 million for other exit and non-cancelable lease costs. The net charges in 2010 also included the reversal of $8 million of charges for actions no longer needed for their originally intended purposes. Approximately 2,200 associates will be released under 2010 plans of which approximately 400 have been released as of March 31, 2011. Approximately 4,100 associates will be released under 2009 plans of which approximately 3,500 have been released as of March 31, 2011.
     In the first quarter of 2010, $15 million was incurred for associate severance payments and pension curtailment costs, and $6 million was incurred for non-cancelable lease and other exit costs. Additionally, asset write-offs and accelerated depreciation charges of $3 million were recorded in CGS in the first quarter of 2010.
NOTE 3. OTHER EXPENSE

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2011	2010
Net foreign currency exchange losses	$3	$109
Financing fees and financial instruments	9	13
General and product liability — discontinued products (Note 12)	5	4
Net gains on asset sales	(2)	(16)
Royalty income	(9)	(6)
Interest income	(3)	(3)
Miscellaneous	1	3

	$4	$104

Net foreign currency exchange losses in the first quarter of 2011 were $3 million, compared to $109 million of losses in the same period in 2010. Losses in 2010 included a loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange rate structure. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The $110 million foreign currency exchange loss in the first quarter of 2010 primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, at the time of the January 2010 devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate of 4.3 bolivares fuertes applicable to non-essential goods, and was partially offset by a $47 million subsidy receivable related to U.S. dollar-denominated payables that were expected to be settled at the official subsidy exchange rate of 2.6 bolivares fuertes applicable to essential goods. Since we expected these payables to be settled at the subsidy essential goods rate, we established a subsidy receivable to reflect the expected benefit to be received in the form of the difference between the essential and non-essential goods exchange rates. Throughout 2010, we periodically assessed our ability to realize the benefit of the subsidy receivable and a substantial portion of purchases by our Venezuelan subsidiary had qualified and settled at the official exchange rate for essential goods. As a result of the elimination of the official subsidy exchange rate for essential goods, we recorded a foreign exchange loss of $24 million in the fourth quarter of 2010 related to the reversal of the subsidy receivable at December 31, 2010.
     Financing fees and financial instruments expense consisted primarily of the amortization of deferred financing fees, commitment fees and charges incurred as a result of financing transactions.
     General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $5 million and $7 million of expense related to asbestos claims in 2011 and 2010, respectively. In addition, we recorded $2 million and $3 million of income related to probable insurance recoveries in each of those periods.
     Net gains on asset sales were $2 million in the first quarter of 2011 compared to $16 million in the first quarter of 2010. The net gains in 2010 were due primarily to the sale of land in Thailand.
     Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consisted primarily of amounts earned on cash deposits.
NOTE 4. SALE OF FARM TIRE BUSINESSES
On December 13, 2010, we entered into agreements with Titan Tire Corporation, a subsidiary of Titan International Inc., to sell our European and Latin American farm tire businesses, including licensing agreements that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Latin America and North America, for approximately $130 million, subject to post-closing conditions and adjustments. The Latin American portion of the transaction was completed on April 1, 2011. Proceeds from the sale were $99 million, before withholding taxes of $5 million and subject to post-closing conditions and adjustments. We expect to record a small gain on the sale in the second quarter of 2011. The European portion of the transaction, which has not yet been completed, is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils.
     The assets and liabilities of the Latin American farm tire business have been classified as held-for-sale at March 31, 2011 and at December 31, 2010. The carrying amount of the net assets at March 31, 2011 totaled $34 million. The carrying amount of the major assets and liabilities at March 31, 2011 totaled $43 million of property, plant and equipment, $14 million of inventories, $12 million of deferred income, $7 million of compensation and benefit liabilities, and $6 million of deferred income taxes. The carrying amount of the net assets at December 31, 2010 totaled $33 million. The carrying amount of the major assets and liabilities at December 31, 2010 totaled $44 million of property, plant and equipment, $16 million of inventories, $14 million of deferred income, $10 million of compensation and benefit liabilities, and $5 million of deferred income taxes. Due to uncertainty surrounding the timing of the completion of the Amiens social plan, the European business was classified as held-and-used at March 31, 2011 and at December 31, 2010. The long-lived assets of the European business did not have identifiable cash flows that were largely independent of other assets and liabilities and, accordingly, were tested for impairment at the reporting unit level. No impairment was indicated as a result of that testing. Additionally, the remaining useful life and estimated residual value of the long-lived assets were reviewed and no modifications were indicated as a result of that review.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. INCOME TAXES
For the first three months of 2011, we recorded tax expense of $62 million on income before income taxes of $186 million. Income tax expense was unfavorably impacted by $8 million due primarily to the settlement of prior tax years. For the first three months of 2010, we recorded tax expense of $53 million on income before income taxes of $29 million. Income tax for the first three months of 2010 was favorably impacted by $5 million due to various discrete items.
     We continue to maintain a full valuation allowance against our net Federal and state deferred tax assets, however this did not have a significant impact on the consolidated effective tax rate for the first three months of 2011 due to the near break-even results in the U.S. For the first three months of 2010, the difference between our effective tax rate and the U.S statutory rate was primarily attributable to maintaining a full valuation allowance against our net Federal and state deferred tax assets.
     At January 1, 2011, we had unrecognized tax benefits of $87 million that, if recognized, would have a favorable impact on our tax expense of $81 million. We had accrued interest of $13 million as of January 1, 2011. If not favorably settled, $23 million of the unrecognized tax benefits and $13 million of the accrued interest would require the use of our cash. It is reasonably possible that our unrecognized tax benefits may change during the next 12 months. However, we do not expect changes during the next 12 months to have a significant impact on our financial position or results of operations.
     Generally, years beginning after 2004 are still open to examination by foreign taxing authorities, and in Germany, we are open to examination from 2006 onward. In the United States, we are open to examination from 2010 onward.
NOTE 6. EARNINGS (LOSS) PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
     The dividends and dilutive effect of the mandatory convertible preferred stock were de minimis on the earnings per share calculation since the preferred shares were issued on March 31, 2011.
     The following table presents the number of incremental weighted average shares used in computing diluted per share amounts:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Weighted average shares outstanding — basic	243	242
Mandatory convertible preferred stock	—	—
Stock options and other dilutive securities	3	—

Weighted average shares outstanding — diluted	246	242

Weighted average shares outstanding — diluted exclude the effects of approximately 2 million equivalent shares for the three months ended March 31, 2010, related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to Goodyear Net Loss.
     Additionally, weighted average shares outstanding — diluted exclude approximately 9 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options), at March 31, 2011 and 2010.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2011	2010
Sales:
North American Tire	$2,307	$1,779
Europe, Middle East and Africa Tire	1,959	1,529
Latin American Tire	585	478
Asia Pacific Tire	551	484

Net Sales	$5,402	$4,270

Segment Operating Income (Loss):
North American Tire	$40	$(14)
Europe, Middle East and Africa Tire	153	109
Latin American Tire	67	76
Asia Pacific Tire	67	69

Total Segment Operating Income	327	240
Rationalizations	(9)	(2)
Interest expense	(74)	(74)
Other expense	(4)	(104)
Asset write-offs and accelerated depreciation	(9)	(3)
Corporate incentive compensation plans	(14)	(7)
Intercompany profit elimination	(9)	(9)
Other	(22)	(12)

Income before Income Taxes	$186	$29

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net gains on asset sales, as described in Note 3, Other Expense, and asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Rationalizations:
North American Tire	$6	$6
Europe, Middle East and Africa Tire	1	(6)
Latin American Tire	—	2
Asia Pacific Tire	2	1

Total Segment Rationalizations	9	3
Corporate	—	(1)

	$9	$2

Net Gains on Asset Sales:
North American Tire	$—	$—
Europe, Middle East and Africa Tire	(1)	(1)
Latin American Tire	(1)	—
Asia Pacific Tire	—	(15)

Total Segment Asset Sales	$(2)	$(16)

Asset Write-offs and Accelerated Depreciation:
North American Tire	$8	$1
Europe, Middle East and Africa Tire	—	—
Latin American Tire	—	—
Asia Pacific Tire	1	2

Total Segment Asset Write-offs and Accelerated Depreciation	$9	$3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2011, we had total credit arrangements of $7,821 million, of which $2,096 million were unused. At that date, 45% of our debt was at variable interest rates averaging 3.72%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2011, we had short term committed and uncommitted credit arrangements totaling $565 million, of which $320 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
     The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2011	2010
Notes payable and overdrafts	$245	$238

Weighted average interest rate	4.61%	4.56%

Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$244	$188

Weighted average interest rate	7.98%	8.77%

Total obligations due within one year	$489	$426

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2011, we had long term credit arrangements totaling $7,256 million, of which $1,776 million were unused.
     The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2011		December 31, 2010
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
10.5% due 2016	$967		$966
8.25% due 2020	994		993
8.75% due 2020	263		263
7% due 2028	149		149

Credit Facilities:
€505 million revolving credit facility due 2012	291	2.84%	—	—
$1.5 billion first lien revolving credit facility due 2013	—	—	—	—
$1.2 billion second lien term loan facility due 2014	1,200	1.96%	1,200	1.96%
Pan-European accounts receivable facility due 2015	418	3.56%	319	3.73%
Chinese credit facilities	261	5.66%	153	5.45%
Other domestic and international debt(1)	477	9.27%	446	9.04%

	5,020		4,489
Capital lease obligations	19		18

	5,039		4,507
Less portion due within one year	(244)		(188)

	$4,795		$4,319

(1)	Interest rates are weighted average interest rates.
See Note 16, Subsequent Events for a discussion of the call for redemption of a portion of our 10.5% senior notes due 2016, the amendment and restatement of our European revolving credit facility and the issuance of €250 million of Goodyear Dunlop Tires Europe B.V. (“GDTE”) 6 3/4% senior notes due 2019.
CREDIT FACILITIES
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to Goodyear Dunlop Tires Germany GmbH (the “German borrower”), and a €350 million European revolving credit facility, which is available to the German borrower and to GDTE and certain of its other subsidiaries and contains a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the German and European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. At March 31, 2011, $177 million (€125 million) was outstanding under the German revolving credit facility and $114 million (€80 million) was outstanding under the European revolving credit facility. At December 31, 2010, there were no borrowings under the German or the European revolving credit facilities. Letters of credit issued under the European revolving credit facility totaled $7 million (€5 million) at March 31, 2011 and $12 million (€9 million) at December 31, 2010.
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
     At March 31, 2011, we had no borrowings and $453 million of letters of credit issued under the revolving credit facility. At December 31, 2010, we had no borrowings and $474 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2011 and December 31, 2010, this facility was fully drawn.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2011 and December 31, 2010, the amount available, and fully utilized under this program, totaled $418 million (€295 million) and $319 million (€238 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in long term debt and capital leases.
     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $60 million and $72 million at March 31, 2011 and December 31, 2010, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
     For a description of the collateral securing the facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2010 Form 10-K.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At March 31, 2011, these non-revolving credit facilities had total unused availability of 1.9 billion renminbi ($291 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.1 billion renminbi of unused availability at March 31, 2011) matures in 2016 and principal amortization begins in 2013. There were $191 million and $99 million of borrowings outstanding under this facility at March 31, 2011 and December 31, 2010, respectively. The other facility (with 0.8 billion renminbi of unused availability at March 31, 2011) matures in 2018 and principal amortization begins in 2015. There were $70 million and $54 million of borrowings outstanding under this facility at March 31, 2011 and December 31, 2010, respectively. Restricted cash of $50 million and $8 million was related to funds obtained under these credit facilities at March 31, 2011 and December 31, 2010, respectively.
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
     The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2011	2010
Fair Values — asset (liability):
Accounts receivable	$3	$25
Other assets	1	1
Other current liabilities	(33)	(15)
At March 31, 2011 and December 31, 2010, these outstanding foreign currency derivatives had notional amounts of $1,394 million and $1,324 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction losses of $35 million and net transaction gains of $33 million on foreign currency derivatives in the first three months of 2011 and 2010, respectively. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
     The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2011	2010
Fair Values — asset (liability):
Other current liabilities	$(9)	$(2)
At March 31, 2011 and December 31, 2010, these outstanding foreign currency derivatives had notional amounts of $247 million and $75 million, respectively, and primarily related to intercompany transactions. At March 31, 2011 and December 31, 2010, deferred losses totaling $11 million and $2 million, respectively, were recognized in Accumulated Other Comprehensive Loss (“AOCL”). During the first three months of 2011 and 2010, respectively, there were no deferred losses reclassified from AOCL into income.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010:

			Quoted Prices in
	Total Carrying		Active Markets for				Significant
	Value in the		Identical		Significant Other		Unobservable
	Consolidated		Assets/Liabilities		Observable Inputs		Inputs
	Balance Sheet		(Level 1)		(Level 2)		(Level 3)
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Assets:
Investments	$38	$38	$38	$38	$—	$—	$—	$—
Derivative Financial Instruments	4	26	—	—	3	25	1	1

Total Assets at Fair Value	$42	$64	$38	$38	$3	$25	$1	$1

Liabilities:
Derivative Financial Instruments	$42	$17	$—	$—	$42	$17	$—	$—

Total Liabilities at Fair Value	$42	$17	$—	$—	$42	$17	$—	$—

Derivative financial instrument valuations classified as Level 3 included embedded currency derivatives in long-dated operating leases. The valuation of the embedded currency derivatives is based on an extrapolation of forward rates to the assumed expiration of the leases. Realized and unrealized gains and losses related to the embedded currency derivatives are included in Other Expense.
     The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2011 and December 31, 2010. The fair value was estimated using quoted market prices or discounted future cash flows.

	March 31,	December 31,
(In millions)	2011	2010
Fixed Rate Debt:
Carrying amount — liability	$2,787	$2,691
Fair value — liability	2,966	2,791

Variable Rate Debt:
Carrying amount — liability	$2,233	$1,798
Fair value — liability	2,196	1,770

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
     Defined benefit pension cost follows:

	U.S.		Non-U.S.
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2011	2010	2011	2010
Service cost — benefits earned during the period	$11	$10	$8	$7
Interest cost on projected benefit obligation	71	75	38	37
Expected return on plan assets	(77)	(70)	(33)	(32)
Amortization of: — prior service cost	6	8	—	—
— net losses	34	33	10	9

Net periodic pension cost	45	56	23	21
Curtailments/settlements/termination benefits	—	—	(1)	1

Total defined benefit pension cost	$45	$56	$22	$22

We expect to contribute approximately $250 million to $300 million to our funded U.S. and non-U.S. pension plans in 2011. For the three months ended March 31, 2011, we contributed $8 million to our non-U.S. plans.
     The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2011 and 2010 was $26 million and $25 million, respectively.
     We provide certain domestic employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost for the three months ended March 31, 2011 and 2010 was $3 million and $2 million, respectively.
NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.5 million stock options and 0.1 million performance share units during the first quarter of 2011 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the first quarter was $13.91 and $6.91, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 6.25 years
Interest rate: 2.46%
Volatility: 48.37%
Dividend yield: Nil
     We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The fair value per share for grants made during the first quarter of 2011 was $15.58.
     We recognized stock-based compensation expense of $6 million and $3 million during the first quarter of 2011 and 2010, respectively. At March 31, 2011, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $33 million and is expected to be recognized over the remaining vesting period of the respective grants, through February 28, 2015.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $44 million at March 31, 2011 and December 31, 2010 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million and $12 million were included in Other Current Liabilities at March 31, 2011 and December 31, 2010, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $300 million and $291 million for anticipated costs related to workers’ compensation at March 31, 2011 and December 31, 2010, respectively. Of these amounts, $72 million and $71 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2011 and December 31, 2010, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2011 and December 31, 2010, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $298 million and $328 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at March 31, 2011 and December 31, 2010, respectively. Of these amounts, $48 million and $91 million were included in Other Current Liabilities at March 31, 2011 and December 31, 2010, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. The decrease in the liability from December 31, 2010 was due primarily to payment in 2011 of an unfavorable judgment from 2010.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 91,700 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $370 million through March 31, 2011 and $365 million through December 31, 2010.

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

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2011	December 31, 2010
Pending claims, beginning of period	83,700	90,200
New claims filed	600	1,700
Claims settled/dismissed	(1,000)	(8,200)

Pending claims, end of period	83,300	83,700

Payments (1)	$4	$26

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
     We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $127 million and $126 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.
     We recorded a receivable related to asbestos claims of $67 million as of March 31, 2011 and December 31, 2010. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $8 million was included in Current Assets as part of Accounts Receivable at March 31, 2011 and December 31, 2010. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
     We believe that, at March 31, 2011, we had approximately $170 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $67 million insurance receivable recorded at March 31, 2011. We also had approximately $14 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis, and defense costs available with our primary insurance carriers through coverage-in-place agreements at March 31, 2011.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, or we are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the period of resolution.
Guarantees
We have off-balance sheet financial guarantees written and other commitments totaling approximately $25 million. We will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the assets of the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 13. MANDATORY CONVERTIBLE PREFERRED STOCK
On March 31, 2011, we issued 10,000,000 shares of our 5.875% mandatory convertible preferred stock, without par value and with an initial liquidation preference of $50.00 per share, at a price of $50.00 per share, raising $500 million before offering costs which included $15 million in underwriting discounts and commissions and approximately $1 million in offering expenses.
     Quarterly dividends on each share of the mandatory convertible preferred stock will accrue at a rate of 5.875% per year on the initial liquidation preference of $50.00 per share. Dividends will accrue and accumulate from the date of issuance and, to the extent that we are legally permitted to pay a dividend and the board of directors declares a dividend payable, we will pay dividends in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2011 and ending on April 1, 2014. The mandatory convertible preferred stock ranks senior to our common stock with respect to distribution rights in the event of any liquidation, winding-up or dissolution of the Company.
     Unless converted earlier, each share of the mandatory convertible preferred stock will automatically convert on April 1, 2014 into between 2.7454 and 3.4317 shares of common stock, depending on the market value of our common stock for the 20 consecutive trading day period ending on the third trading day prior to April 1, 2014, subject to customary anti-dilution adjustments. At any time prior to April 1, 2014, holders may elect to convert shares of the mandatory convertible preferred stock at the minimum conversion rate of 2.7454 shares of common stock, subject to customary anti-dilution adjustments. If certain fundamental changes involving the Company occur, holders of the mandatory convertible preferred stock may convert their shares into a number of shares of common stock at the fundamental change conversion rate described in our Amended Articles of Incorporation. If the Company at any time has not paid the equivalent of six full quarterly dividends on the mandatory convertible preferred stock, the Company may, at its option, cause all, but not less than all, outstanding shares of the mandatory convertible preferred stock to be automatically converted into a number of shares of our common stock based on the fundamental change conversion rate.
     Upon conversion, we will pay converting holders all accrued and unpaid dividends, whether or not previously declared, on the converted shares and, in the case of a conversion upon a fundamental change or a conversion following nonpayment of dividends, the present value of the remaining dividend payments on the converted shares. Except as required by law or as specifically set forth in our Amended Articles of Incorporation, the holders of the mandatory convertible preferred stock have no voting rights.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     So long as any of the mandatory convertible preferred stock is outstanding, no dividend, except a dividend payable in shares of our common stock, or other shares ranking junior to the mandatory convertible preferred stock, may be paid or declared or any distribution be made on shares of the common stock unless all accrued and unpaid dividends on the then outstanding mandatory convertible preferred stock payable on all dividend payment dates occurring on or prior to the date of such action have been declared and paid or funds sufficient therefor set apart.
NOTE 14. CHANGES IN SHAREHOLDERS’ EQUITY
The following table presents the changes in shareholders’ equity during the first three months of 2011 and 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
		Minority			Minority
	Goodyear	Shareholders’	Total	Goodyear	Shareholders’	Total
	Shareholders’	Equity —	Shareholders’	Shareholders’	Equity —	Shareholders’
(In millions)	Equity	Nonredeemable	Equity	Equity	Nonredeemable	Equity
Balance at beginning of period	$644	$277	$921	$735	$251	$986
Comprehensive income (loss):
Net income (loss)	103	11	114	(47)	7	(40)
Foreign currency translation (net of tax of $1 in 2011 and $1 in 2010)	55	4	59	(19)	2	(17)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $3 in 2011 and $3 in 2010)	39	—	39	40	—	40
Decrease (increase) in net actuarial losses (net of tax of $0 in 2011 and $0 in 2010)	3	—	3	(1)	—	(1)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 in 2011 and $0 in 2010)	—	—	—	1	—	1
Deferred derivative loss (net of tax of $0 in 2011 and $0 in 2010)	(7)	—	(7)	(1)	—	(1)
Unrealized investment (losses) and gains (net of tax of $0 in 2011 and $0 in 2010)	(1)	—	(1)	1	—	1

Other comprehensive income (loss)	89	4	93	21	2	23

Total comprehensive income (loss)	192	15	207	(26)	9	(17)
Dividends declared to Minority Shareholders	—	(4)	(4)	—	—	—
Stock-based compensation plans (Note 11)	3	—	3	1	—	1
Preferred stock issued, net of expenses	484	—	484	—	—	—
Common stock issued from treasury	4	—	4	4	—	4
Other	—	1	1	—	—	—

Balance at end of period	$1,327	$289	$1,616	$714	$260	$974

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended
	March 31,
	2011	2010
(In millions)
Balance at beginning of period	$584	$593

Comprehensive income (loss):
Net income	10	16
Foreign currency translation, net of tax of $0 in 2011 ($0 in 2010)	35	(37)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 in 2011 ($0 in 2010)	1	1
Deferred derivative loss, net of tax of $0 in 2011 ($0 in 2010)	(2)	—

Total comprehensive income (loss)	44	(20)

Balance at end of period	$628	$573

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15. CONSOLIDATING FINANCIAL INFORMATION
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	March 31, 2011
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,088	$24	$1,103	$—	$2,215
Accounts Receivable	975	217	2,358	—	3,550
Accounts Receivable From Affiliates	—	475	142	(617)	—
Inventories	1,397	185	1,853	(98)	3,337
Prepaid Expenses and Other Current Assets	59	4	317	10	390

Total Current Assets	3,519	905	5,773	(705)	9,492
Goodwill	—	24	498	190	712
Intangible Assets	109	1	51	—	161
Deferred Income Taxes	—	1	52	(1)	52
Other Assets	232	48	230	—	510
Investments in Subsidiaries	4,002	333	4,324	(8,659)	—
Property, Plant and Equipment	2,125	173	3,999	32	6,329

Total Assets	$9,987	$1,485	$14,927	$(9,143)	$17,256

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$800	$152	$2,406	$—	$3,358
Accounts Payable to Affiliates	617	—	—	(617)	—
Compensation and Benefits	433	31	328	—	792
Other Current Liabilities	306	43	709	(3)	1,055
Notes Payable and Overdrafts	—	—	245	—	245
Long Term Debt and Capital Leases Due Within One Year	1	—	243	—	244

Total Current Liabilities	2,157	226	3,931	(620)	5,694
Long Term Debt and Capital Leases	3,575	—	1,220	—	4,795
Compensation and Benefits	2,269	208	935	—	3,412
Deferred and Other Noncurrent Income Taxes	32	3	220	7	262
Other Long Term Liabilities	627	32	190	—	849

Total Liabilities	8,660	469	6,496	(613)	15,012

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	406	222	628

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	244	333	5,022	(5,355)	244
Capital Surplus	2,795	35	1,025	(1,060)	2,795
Retained Earnings	969	1,123	2,776	(3,899)	969
Accumulated Other Comprehensive Loss	(3,181)	(475)	(1,087)	1,562	(3,181)

Goodyear Shareholders’ Equity	1,327	1,016	7,736	(8,752)	1,327
Minority Shareholders’ Equity – Nonredeemable	—	—	289	—	289

Total Shareholders’ Equity	1,327	1,016	8,025	(8,752)	1,616

Total Liabilities and Shareholders’ Equity	$9,987	$1,485	$14,927	$(9,143)	$17,256

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2010
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$792	$38	$1,175	$—	$2,005
Accounts Receivable	875	219	1,642	—	2,736
Accounts Receivable From Affiliates	—	434	197	(631)	—
Inventories	1,259	185	1,610	(77)	2,977
Prepaid Expenses and Other Current Assets	58	5	257	7	327

Total Current Assets	2,984	881	4,881	(701)	8,045
Goodwill	—	24	476	183	683
Intangible Assets	109	1	51	—	161
Deferred Income Taxes	—	1	58	(1)	58
Other Assets	241	48	229	—	518
Investments in Subsidiaries	3,879	313	4,324	(8,516)	—
Property, Plant and Equipment	2,177	172	3,787	29	6,165

Total Assets	$9,390	$1,440	$13,806	$(9,006)	$15,630

Liabilities
Current Liabilities:
Accounts Payable-Trade	$814	$140	$2,153	$—	$3,107
Accounts Payable to Affiliates	631	—	—	(631)	—
Compensation and Benefits	411	34	311	—	756
Other Current Liabilities	369	33	618	(2)	1,018
Notes Payable and Overdrafts	—	—	238	—	238
Long Term Debt and Capital Leases Due Within One Year	1	—	187	—	188

Total Current Liabilities	2,226	207	3,507	(633)	5,307
Long Term Debt and Capital Leases	3,573	—	746	—	4,319
Compensation and Benefits	2,296	209	910	—	3,415
Deferred and Other Noncurrent Income Taxes	31	3	202	6	242
Other Long Term Liabilities	620	32	190	—	842

Total Liabilities	8,746	451	5,555	(627)	14,125

Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	374	210	584

Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock	—	—	—	—	—
Common Stock	243	333	5,021	(5,354)	243
Capital Surplus	2,805	35	1,025	(1,060)	2,805
Retained Earnings	866	1,098	2,698	(3,796)	866
Accumulated Other Comprehensive Loss	(3,270)	(477)	(1,144)	1,621	(3,270)

Goodyear Shareholders’ Equity	644	989	7,600	(8,589)	644
Minority Shareholders’ Equity – Nonredeemable	—	—	277	—	277

Total Shareholders’ Equity	644	989	7,877	(8,589)	921

Total Liabilities and Shareholders’ Equity	$9,390	$1,440	$13,806	$(9,006)	$15,630

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended March 31, 2011
				Consolidating
		Guarantor	Non-Guarantor	Entries and
(In millions)	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,139	$661	$6,281	$(3,679)	$5,402

Cost of Goods Sold	1,935	594	5,647	(3,715)	4,461
Selling, Administrative and General Expense	216	44	410	(2)	668
Rationalizations	4	2	3	—	9
Interest Expense	64	5	40	(35)	74
Other (Income) and Expense	(64)	(3)	(19)	90	4

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(16)	19	200	(17)	186
United States and Foreign Taxes	(3)	4	64	(3)	62
Equity in Earnings of Subsidiaries	116	10	—	(126)	—

Net Income (Loss)	103	25	136	(140)	124
Less: Minority Shareholders’ Net Income	—	—	21	—	21

Goodyear Net Income (Loss)	$103	$25	$115	$(140)	$103

	Three Months Ended March 31, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,704	$498	$4,644	$(2,576)	$4,270

Cost of Goods Sold	1,539	444	4,062	(2,589)	3,456
Selling, Administrative and General Expense	211	44	352	(2)	605
Rationalizations	2	4	(4)	—	2
Interest Expense	63	4	34	(27)	74
Other (Income) and Expense	(13)	(2)	74	45	104

(Loss) Income before Income Taxes and Equity in Earnings of Subsidiaries	(98)	4	126	(3)	29
United States and Foreign Taxes	—	1	52	—	53
Equity in Earnings of Subsidiaries	51	11	—	(62)	—

Net (Loss) Income	(47)	14	74	(65)	(24)
Less: Minority Shareholders’ Net Income	—	—	23	—	23

Goodyear Net (Loss) Income	$(47)	$14	$51	$(65)	$(47)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(115)	$(1)	$(259)	$(58)	$(433)

Cash Flows from Investing Activities:
Capital expenditures	(74)	(8)	(199)	(3)	(284)
Asset dispositions	—	—	2	—	2
Capital contributions	—	—	—	—	—
Increase in restricted cash	(1)	—	(67)	—	(68)
Other transactions	—	—	—	—	—

Total Cash Flows from Investing Activities	(75)	(8)	(264)	(3)	(350)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	16	—	16
Short term debt and overdrafts paid	(3)	(5)	(13)	—	(21)
Long term debt incurred	—	—	917	—	917
Long term debt paid	—	—	(423)	—	(423)
Proceeds from issuance of preferred stock	485	—	—	—	485
Common stock issued	4	—	—	—	4
Intercompany dividends paid	—	—	(61)	61	—
Debt related costs and other transactions	—	—	(4)	—	(4)

Total Cash Flows from Financing Activities	486	(5)	432	61	974
Effect of exchange rate changes on cash and cash equivalents	—	—	19	—	19

Net Change in Cash and Cash Equivalents	296	(14)	(72)	—	210

Cash and Cash Equivalents at Beginning of the Period	792	38	1,175	—	2,005

Cash and Cash Equivalents at End of the Period	$1,088	$24	$1,103	$—	$2,215

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2010
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$28	$14	$85	$(4)	$123

Cash Flows from Investing Activities:
Capital expenditures	(75)	(5)	(58)	(3)	(141)
Asset dispositions	—	—	16	—	16
Capital contributions	—	—	(25)	25	—
Increase in restricted cash	—	—	(60)	—	(60)
Return of investment in The Reserve Primary Fund	24	—	—	—	24
Other transactions	—	—	—	—	—

Total Cash Flows from Investing Activities	(51)	(5)	(127)	22	(161)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	20	—	21
Short term debt and overdrafts paid	(14)	—	(42)	—	(56)
Long term debt incurred	—	—	201	—	201
Long term debt paid	—	—	(81)	—	(81)
Common stock issued	1	—	—	—	1
Capital contributions	—	—	25	(25)	—
Debt related costs and other transactions	—	—	(7)	7	—

Total Cash Flows from Financing Activities	(13)	1	116	(18)	86
Effect of exchange rate changes on cash and cash equivalents	—	1	(197)	—	(196)

Net Change in Cash and Cash Equivalents	(36)	11	(123)	—	(148)

Cash and Cash Equivalents at Beginning of the Period	802	17	1,103	—	1,922

Cash and Cash Equivalents at End of the Period	$766	$28	$980	$—	$1,774

NOTE 16. SUBSEQUENT EVENTS
10.5% Senior Notes due 2016
We will use a portion of the net proceeds from the issuance of our mandatory convertible preferred stock to redeem $350 million in principal amount of our 10.5% senior notes due 2016 on May 27, 2011. The aggregate redemption price will be $387 million, including a $37 million prepayment premium, plus accrued and unpaid interest to the redemption date. In addition, we will record approximately $16 million of expense for unamortized discounts and deferred financing fees.
Amended and Restated European Revolving Credit Facility
On April 20, 2011, we amended and restated our existing €505 million European revolving credit facility. Significant changes to that facility include the extension of the maturity to 2016, the reduction of the available commitments thereunder from €505 million to €400 million and a decrease of the commitment fee by 12.5 basis points to 50 basis points. Loans will bear interest at LIBOR plus 250 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 250 basis points for loans denominated in euros.
     The facility consists of (i) a €100 million German tranche that is available only to the German borrower and (ii) a €300 million all-borrower tranche that is available to GDTE, the German borrower and certain of GDTE’s other subsidiaries. Up to €50 million in letters of credit are available for issuance under the all-borrower tranche.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany provide guarantees to support the facility. GDTE’s obligations under the facility and the obligations of its subsidiaries under the related guarantees are secured by security interests in collateral that includes, subject to certain exceptions:
•	the capital stock of the principal subsidiaries of GDTE; and

•	a substantial portion of the tangible and intangible assets of GDTE and GDTE’s subsidiaries in the United Kingdom, Luxembourg, France and Germany, including certain accounts receivable, inventory, real property, equipment, contract rights and cash accounts, but excluding certain accounts receivable and cash accounts in subsidiaries that are or may become parties to securitization programs.
The German guarantors secure the German tranche on a first-lien basis and the all-borrower tranche on a second-lien basis. GDTE and its other subsidiaries that provide guarantees secure the all-borrower tranche on a first-lien basis and do not provide collateral support for the German tranche. The Company and its U.S. and Canadian subsidiaries that guarantee our U.S. senior secured credit facilities also provide unsecured guarantees in support of the facility.
€250 Million 6 3/4% Senior Notes due 2019 of GDTE
On April 20, 2011, GDTE issued €250 million aggregate principal amount of 6 3/4% senior notes due 2019, a portion of the net proceeds of which were used to repay borrowings under the amended and restated European revolving credit facility described above. These notes were sold at 100% of the principal amount and will mature on April 15, 2019. The Notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities.
          The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GDTE, to incur additional debt or issue redeemable preferred stock, pay dividends or make certain other restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of the Company’s subsidiaries to pay dividends to the Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to significant exceptions and qualifications. For example, if the notes are assigned an investment grade rating by Moody’s and Standard & Poor’s and no default has occurred or is continuing, certain covenants will be suspended.
Global and North American Tire Headquarters
On April 13, 2011, we entered into agreements for the construction of a new Global Headquarters and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period. Due to our continuing involvement with the financing during construction, we will record an increase to fixed assets and financing liabilities on our Consolidated Balance Sheet as costs are incurred during the construction period. The total cost of the project is expected to be $160 million, of which approximately $60 million will be funded by government financing and incentives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All per share amounts are diluted and refer to Goodyear net income (loss)
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 55 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.
          We experienced improving industry conditions in the first quarter of 2011 as economic conditions continued to improve throughout the world, resulting in increased demand for replacement tires and increased motor vehicle sales and production compared to the first quarter of 2010. As a result, tire unit shipments in the first quarter of 2011 increased by 6.5% compared to the first quarter of 2010. However, raw material costs rose significantly in the first quarter of 2011 and are expected to continue to be a challenge for the remainder of the year.
          During the first quarter, price and product mix nearly offset the impact of raw material cost increases on segment operating income. Price and product mix drove a 15% improvement in revenue per tire, excluding the impact of foreign currency translation, in the first quarter of 2011 compared to the prior year period, reflecting our continued focus on developing and selling innovative products in targeted market segments. We also recovered approximately $81 million of under-absorbed fixed overhead costs and realized approximately $69 million of cost savings, including $33 million of raw material cost saving measures, in the first quarter of 2011, net of increased profit sharing under our United Steelworkers contract.
          Net sales were $5,402 million in the first quarter of 2011, compared to $4,270 million in the first quarter of 2010. Net sales increased by 26.5% due to improved price and product mix, an increase in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products, higher tire volume, primarily in North American Tire and EMEA, and favorable foreign currency translation.
          In the first quarter of 2011, Goodyear net income was $103 million, or $0.42 per share, compared to a Goodyear net loss of $47 million, or $0.19 per share, in the first quarter of 2010. Our total segment operating income for the first quarter of 2011 was $327 million, compared to segment operating income of $240 million in the first quarter of 2010. The $87 million, or 36.3%, increase in segment operating income was due primarily to improved sales volumes, lower conversion costs and the favorable impact of net price and product mix and raw material costs, including the effect of raw material cost saving measures, of $9 million. See “Results of Operations — Segment Information” for additional information.
          At March 31, 2011, we had $2,215 million in Cash and cash equivalents as well as $2,096 million of unused availability under our various credit agreements, compared to $2,005 million and $2,475 million, respectively, at December 31, 2010. Cash and cash equivalents increased from December 31, 2010 due primarily to the net proceeds from our mandatory convertible preferred stock issuance of $485 million and increased net borrowings of $489 million. The increase was partially offset by cash used of $433 million for operating activities due to a sales-driven increase in accounts receivable and higher raw material costs, and capital expenditures of $284 million.
           We have updated our outlook for the industry for 2011 by increasing expected growth levels in most major categories. In North America, consumer replacement is expected to grow between 2% and 4%, consumer OE between 5% and 10%, commercial replacement between 6% and 10% and commercial OE between 40% and 50%. We anticipate our North American consumer OE volumes will increase at less than the industry rate, given actions we have taken to be more selective in our OE fitments. In Europe, consumer replacement is expected to grow between 4% and 6%, consumer OE between 4% and 8%, commercial replacement between 7% and 11% and commercial OE by approximately 50%. Overall, we continue to expect our unit sales will increase by 3% to 5% in 2011 as we continue to grow in targeted segments, although we now expect to be towards the higher end of that range.
           We expect our raw material costs for the last three quarters of 2011 to increase 25% to 30% when compared with 2010. In order to mitigate some of the impact of rapidly rising natural rubber prices, we are continuing to focus on price and product mix, to substitute synthetic rubber for natural rubber where possible and to work to identify additional substitution opportunities, to reduce the amount of natural rubber required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.

          See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2011 were $5,402 million, increasing $1,132 million, or 26.5%, from $4,270 million in the first quarter of 2010. Goodyear net income was $103 million, or $0.42 per share, in the first quarter of 2011, compared to Goodyear net loss of $47 million, or $0.19 per share, in the first quarter of 2010.
          Net sales in the first quarter of 2011 were favorably impacted by improved price and product mix of $512 million, mainly in EMEA and North American Tire, an increase in other tire-related businesses sales of $276 million, primarily driven by higher external chemical sales in North American Tire, increased tire volume of $219 million, and foreign currency translation of $125 million. Consumer and commercial net sales in the first quarter of 2011 were $2,901 million and $1,054 million, respectively. Consumer and commercial net sales in the first quarter of 2010 were $2,425 million and $743 million, respectively.
          Worldwide tire unit sales in the first quarter of 2011 were 46.8 million units, increasing 2.9 million units, or 6.5%, from 43.9 million units in the first quarter of 2010. Replacement tire volume increased 2.1 million units, or 6.6%, due to improved economic conditions throughout the world. OE tire volume also increased 0.8 million units, or 6.3%, primarily in the consumer markets of North American Tire and EMEA due to improved economic conditions and increased demand for new vehicles. Consumer and commercial tire unit sales in the first quarter of 2011 were 42.5 million and 3.6 million, respectively. Consumer and commercial tire unit sales in the first quarter of 2010 were 40.2 million and 3.1 million, respectively.
          Cost of goods sold (“CGS”) in the first quarter of 2011 was $4,461 million, increasing $1,005 million, or 29.1%, from $3,456 million in the first quarter of 2010. CGS increased due to higher raw material costs of $351 million, higher costs in other tire-related businesses of $245 million, primarily in North American Tire, higher tire volume of $187 million, product mix-related manufacturing cost increases of $151 million, and foreign currency translation of $100 million. CGS benefited from decreased conversion costs of $69 million, which included savings from rationalization plans of approximately $19 million, lower under-absorbed fixed overhead costs of approximately $81 million on higher production and lower pension costs in North American Tire of $15 million. The cost of inflation was a partial offset. The first quarter of 2011 included asset write-offs and accelerated depreciation of $9 million ($9 million after-tax or $0.04 per share), compared to $3 million ($2 million after-tax or $0.01 per share) in the 2010 period. The first quarter of 2010 included gains from supplier settlements of $12 million ($8 million after-tax or $0.03 per share). CGS was 82.6% of sales in the first quarter of 2011, compared to 80.9% in the first quarter of 2010.
          Selling, administrative and general expense (“SAG”) in the first quarter of 2011 was $668 million, increasing $63 million, or 10.4%, from $605 million in the first quarter of 2010. The increase in SAG was primarily driven by higher advertising expenses of $22 million, increased wages and benefits of $21 million including incentive compensation of $10 million, unfavorable foreign currency translation of $14 million, and an increase in equity-based taxes of $5 million, which were partially offset by savings from rationalization plans of $5 million. SAG was 12.4% of sales in the first quarter of 2011, compared to 14.2% in the first quarter of 2010.
          We recorded net rationalization charges of $9 million in the first quarter of 2011 ($9 million after-tax or $0.04 per share). Rationalization actions in 2011 primarily related to the announced closure of our Union City, Tennessee manufacturing facility.
          We recorded net rationalization charges of $2 million in the first quarter of 2010 ($3 million after-tax or $0.01 per share). Rationalization actions in 2010 primarily consisted of warehouse consolidations.
           The savings realized in 2011 for the 2010 plans totaled $6 million of which $4 million is in CGS and $2 million is in SAG. For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
          Interest expense in the first quarter of 2011 and 2010 was $74 million.

          Other Expense in the first quarter of 2011 was $4 million, decreasing $100 million from $104 million in the first quarter of 2010. The 2010 period included a loss of $110 million ($99 million after-tax or $0.41 per share) resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-essential goods. For further discussion on Venezuela, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” below. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. Net gains on asset sales were $2 million ($1 million after-tax or $0.00 per share) in the first quarter of 2011 compared to $16 million ($8 million after-tax or $0.03 per share) in the 2010 period. Also included in Other Expense in the first quarter of 2010 were costs related to our debt exchange offer of $5 million ($5 million after-tax or $0.02 per share).
          Tax expense in the first quarter of 2011 was $62 million on income before income taxes of $186 million. Income tax expense was unfavorably impacted by $8 million ($6 million after minority interest or $0.02 per share) due primarily to the settlement of prior tax years. In the first quarter of 2010, we recorded tax expense of $53 million on income before income taxes of $29 million. Income tax for the first quarter of 2010 was favorably impacted by $5 million ($5 million after minority interest or $0.02 per share) due to various discrete items.
          We continue to maintain a full valuation allowance against our net Federal and state deferred tax assets, however this did not have a significant impact on the consolidated effective tax rate for the first three months of 2011 due to the near break-even results in the U.S. For the first three months of 2010, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance against our net Federal and state deferred tax assets.
          Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, in certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, resulting in possible one-time tax benefits of up to $130 million ($115 million net of minority interest).
          For further information, refer to the Note to the Consolidated Financial Statements No. 5, Income Taxes.
          Minority shareholders’ net income in the first quarter of 2011 was $21 million, compared to $23 million in 2010. The decrease was due primarily to lower earnings in our joint venture in Europe.
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
          Total segment operating income in the first quarter of 2011 was $327 million, increasing $87 million from segment operating income of $240 million in the first quarter of 2010. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2011 was 6.1%, compared to 5.6% in the first quarter of 2010.
          Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note to the Consolidated Financial Statements No. 7, Business Segments, for further information and for a reconciliation of total segment operating income to Income before Income Taxes.

North American Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2011	2010	Change	Change
Tire Units	17.1	15.2	1.9	12.7%
Net Sales	$2,307	$1,779	$528	29.7%
Operating Income (Loss)	40	(14)	54
Operating Margin	1.7%	(0.8)%
North American Tire unit sales in the first quarter of 2011 increased 1.9 million units, or 12.7%, to 17.1 million units. The increase was due primarily to an increase in replacement tire volume of 1.6 million units, or 14.5%, primarily in our consumer business due to increased industry volumes driven by improved economic conditions and higher sales of Goodyear branded products. OE tire volume increased 0.3 million units, or 7.8%, due to improving demand for both consumer and commercial tires.
          Net sales in the first quarter of 2011 were $2,307 million, increasing $528 million, or 29.7%, from $1,779 million in the first quarter of 2010. The increase was due primarily to higher sales in other tire-related businesses of $210 million, driven by an increase in the volume and price of third party sales of chemical products, improved price and product mix of $159 million, higher tire volume of $152 million, and favorable foreign currency translation of $7 million.
          Operating income in the first quarter of 2011 was $40 million, improving $54 million from a loss of $14 million in the first quarter of 2010. Operating income increased due primarily to price and product mix improvements of $116 million which nearly offset increased raw material costs of $120 million, lower conversion costs of $21 million, higher operating income from third party sales of chemical products and other tire-related businesses of $21 million, and higher tire volume of $18 million. The lower conversion costs were driven by lower under-absorbed fixed overhead costs of approximately $43 million and lower pension expense of $15 million. Higher profit sharing costs and inflation were a partial offset. Conversion costs and SAG expenses also included savings from rationalization plans of $7 million and $2 million, respectively.
          Operating income in the first quarter of 2011 excluded charges for accelerated depreciation of $8 million related to the announced closure of our Union City, Tennessee facility, and net rationalization charges of $6 million. Operating loss in the first quarter of 2010 excluded net rationalization charges of $6 million and charges for accelerated depreciation and asset write-offs of $1 million.
Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2011	2010	Change	Change
Tire Units	19.7	18.4	1.3	6.9%
Net Sales	$1,959	$1,529	$430	28.1%
Operating Income	153	109	44	40.4%
Operating Margin	7.8%	7.1%
Europe, Middle East and Africa Tire unit sales in the first quarter of 2011 increased 1.3 million units, or 6.9%, to 19.7 million units. Replacement tire volume increased 1.0 million units, or 7.3%, mainly in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.3 million units, or 5.8%, driven primarily by improving demand for commercial tires.
          Net sales in the first quarter of 2011 were $1,959 million, increasing $430 million, or 28.1%, from $1,529 million in the first quarter of 2010. Net sales increased due primarily to improved price and product mix of $228 million, higher tire volume of $96 million, increased sales in other tire-related businesses of $60 million, primarily in retail, and favorable foreign currency translation of $46 million.
          Operating income in the first quarter of 2011 was $153 million, increasing $44 million, or 40.4%, from income of $109 million in the first quarter of 2010. Operating income increased due primarily to improved price and product mix of $124 million which partially offset higher raw material costs of $146 million, lower conversion costs of $60 million, and higher tire volume of $23 million. These increases were partially offset by higher SAG expenses of $19 million, driven primarily by an increase of $12 million in advertising costs. Conversion costs included lower under-absorbed fixed overhead costs of approximately $34 million due to higher production volume, indirect cost savings, and increased productivity. Conversion costs also included savings from rationalization plans of $3 million.
          Operating income in the first quarter of 2011 excluded net rationalization charges of $1 million and net gains on asset sales of $1 million. Operating income in the first quarter of 2010 excluded the reversal of net rationalization charges of $6 million and net gains on asset sales of $1 million.
          In addition, excluding the estimated loss on the sale of approximately $50 million to $75 million, EMEA’s operating income is expected to be favorably affected by approximately $20 million to $25 million on an annualized basis following the anticipated sale of our European farm tire business as a result of recent operating losses in that business. The transaction is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils.
Latin American Tire

		Three Months Ended March 31,
				Percentage
(In millions)	2011	2010	Change	Change
Tire Units	4.9	5.1	(0.2)	(4.6)%
Net Sales	$585	$478	$107	22.4%
Operating Income	67	76	(9)	(11.8)%
Operating Margin	11.5%	15.9%
Latin American Tire unit sales in the first quarter of 2011 decreased 0.2 million units, or 4.6%, to 4.9 million units. Replacement tire volume decreased 0.4 million units, or 11.2%, mainly in the lower end of the consumer tire market due to competition from increased imports of tires from Asia, while OE tire volume increased 0.2 million units, or 10.0%, primarily in our consumer business due to increased vehicle production.
          Net sales in the first quarter of 2011 were $585 million, increasing $107 million, or 22.4%, from $478 million in the first quarter of 2010. Net sales increased due primarily to improved price and product mix of $88 million and favorable foreign currency translation, primarily in Brazil, of $36 million. These increases were partially offset by lower tire volume of $21 million.
           Operating income in the first quarter of 2011 was $67 million, decreasing $9 million, or 11.8%, from $76 million in the first quarter of 2010. Operating income decreased primarily due to higher conversion costs of $25 million, higher SAG expenses of $11 million, and lower tire volume of $7 million. These decreases were partially offset by improved price and product mix of $77 million, which more than offset higher raw material costs of $49 million, and favorable foreign currency translation of $3 million. Higher conversion costs were primarily driven by wage inflation, a depreciation adjustment related to prior periods of $8 million, an increase of $5 million driven by a first quarter 2010 adjustment of a legal claim reserve for payroll taxes, and ramp-up costs related to the expansion of our manufacturing facility in Chile. Savings from rationalization plans of $9 million and lower under-absorbed fixed overhead costs due to increased production volume of $4 million partially offset the cost increases. Higher SAG expenses included an increase in equity-based taxes of $5 million, advertising expenses of $4 million and wage inflation, which were partially offset by savings from rationalization plans of $3 million.
          Operating income in the first quarter of 2011 excluded gains on asset sales of $1 million. Operating income in the first quarter of 2010 excluded net rationalization charges of $2 million.
          In addition, Latin America Tire’s operating income is expected to be adversely impacted by approximately $30 million to $35 million on an annualized basis following the sale of our Latin American Tire farm tire business on April 1, 2011.
           For information on our Venezuelan subsidiary, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” below.

Asia Pacific Tire

	Three Months Ended March 31,
				Percentage
(In millions)	2011	2010	Change	Change
Tire Units	5.1	5.2	(0.1)	(2.0)%
Net Sales	$551	$484	$67	13.8%
Operating Income	67	69	(2)	(2.9)%
Operating Margin	12.2%	14.3%
Asia Pacific Tire unit sales in the first quarter of 2011 decreased 0.1 million units, or 2.0%, to 5.1 million units. Replacement tire volume decreased 0.1 million units, or 4.1%, while OE tire volume was flat. Increased tire volume in China and India mitigated the impact of the continued weak retail environment and natural disasters in Australia and New Zealand.
          Net sales in the first quarter of 2011 were $551 million, increasing $67 million, or 13.8%, from $484 million in the first quarter of 2010. Net sales increased due primarily to improved price and product mix of $37 million and favorable foreign currency translation of $36 million. These increases were partially offset by lower tire volume of $8 million.
          Operating income in the first quarter of 2011 was $67 million, decreasing $2 million, or 2.9%, from $69 million in the first quarter of 2010. Operating income decreased due primarily to incremental start-up expenses for our new manufacturing facility in Pulandian, China of $7 million. Operating income was positively impacted by improved price and product mix of $44 million, which more than offset higher raw material costs of $37 million, and favorable foreign currency translation of $4 million. This impact was offset by higher conversion and SAG costs totaling $6 million.
          Operating income in the first quarter of 2011 excluded net rationalization charges of $2 million and charges for accelerated depreciation of $1 million. Operating income in the first quarter of 2010 excluded net gains on asset sales of $15 million, charges for accelerated depreciation and asset write-offs of $2 million, and net rationalization charges of $1 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
          We experienced improving industry conditions in the first quarter of 2011 as economic conditions continued to improve throughout the world, resulting in increased demand for replacement tires and increased motor vehicle sales and production compared to the first quarter of 2010. In the first quarter of 2011, we completed an offering of 5.875% mandatory convertible preferred stock, a portion of the net proceeds of which will be used to redeem $350 million of our 10.5% senior notes due 2016. Furthermore, in April 2011, we amended and restated our European revolving credit facility and completed an offering by GDTE of €250 million 6 3/4% senior notes due 2019. These European transactions extended our maturities, decreased our level of secured debt, further diversified our creditor and investor base, and provided access to European capital markets, thereby strengthening our balance sheet and further improving our liquidity position.
          In the first quarter of 2011, net cash used in operating activities was $433 million due primarily to an increase in accounts receivable consistent with our increase in sales and higher raw material costs. Net cash provided by operating activities was $123 million in the first quarter of 2010.
          At March 31, 2011, we had $2,215 million in Cash and cash equivalents, compared to $2,005 million at December 31, 2010. Cash and cash equivalents increased from December 31, 2010 due primarily to the net proceeds from our mandatory convertible preferred stock issuance of $485 million and increased net borrowings of $489 million, partially offset by cash used of $433 million for operating activities and capital expenditures of $284 million.
          At March 31, 2011, we had $2,096 million of unused availability under our various credit agreements, compared to $2,475 million at December 31, 2010. The table below provides unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2011	2010
$1.5 billion first lien revolving credit facility due 2013	$1,047	$1,001
€505 million revolving credit facility due 2012	419	664
Chinese credit facilities	291	394
Other domestic and international debt	19	158
Notes payable and overdrafts	320	258

	$2,096	$2,475

At March 31, 2011, our unused availability included $291 million which can only be used to finance the relocation and expansion of our manufacturing facilities in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were $261 million of borrowings outstanding under these credit facilities at March 31, 2011.
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
          In 2011, we expect our operating needs to include global contributions to our funded pension plans of approximately $250 million to $300 million and our investing needs to include capital expenditures of approximately $1.1 billion to $1.2 billion. We also expect interest expense to range between $325 million and $350 million and, when and if declared, dividends on our mandatory convertible preferred stock to be $22 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions.
          The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) provides funding relief for defined benefit pension plan sponsors by deferring near-term contributions. As allowed by the Pension Relief Act, we elected funding relief for the 2009 plan year and expect to elect funding relief for the 2011 plan year, which is expected to reduce our total U.S. pension contributions in 2011 to 2014 by approximately $275 million to $325 million. We currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $200 million to $225 million in 2011. The reduction from funding relief will result in increased contributions in years after 2014.
          In addition, Sumitomo Rubber Industries, Ltd. (“SRI”) has minority exit rights upon the occurrence of certain events enumerated in the global alliance agreements, including certain bankruptcy events, changes in our control or breaches (subject to notice and the opportunity to cure) of the global alliance agreements. SRI’s exit rights, if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in GDTE and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”) following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance” in our 2010 Form 10-K. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.
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
          If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statement of Operations. At March 31, 2011, we had bolivar fuerte denominated monetary assets of $244 million which consisted primarily of $211 million of cash, $13 million of deferred tax assets and $19 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $55 million which consisted primarily of $20 million of intercompany payables, $11 million of accounts payable — trade and $13 million of compensation and benefits. At December 31, 2010, we had bolivar fuerte denominated monetary assets of $210 million which consisted primarily of $188 million of cash, $18 million of deferred tax assets and $4 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $44 million which consisted primarily of $17 million of intercompany payables, $12 million of accounts payable — trade and $7 million of compensation and benefits. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at March 31, 2011 and December 31, 2010.
          Goodyear Venezuela’s sales were 1.5% and 1.0% of our net sales for the three months ended March 31, 2011 and 2010, respectively. Goodyear Venezuela’s operating income was 8.0% and 2.5% of our segment operating income for the three months ended March 31, 2011 and 2010, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 68% bolivar fuerte denominated and approximately 32% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and increase cost of goods sold by approximately $38 million and approximately $26 million, respectively, on an annual basis.
          During the three month period ended March 31, 2011, Goodyear Venezuela settled $21 million and $55 million, respectively, of U.S. dollar-denominated intercompany payables and accounts payable — trade. At March 31, 2011, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were $95 million, all of which are expected to settle at the official rate of 4.3 bolivares fuertes to the U.S. dollar. At March 31, 2011, $13 million of the requested settlements were pending up to 180 days, $1 million were pending from 180 to 360 days and $81 million were pending over one year. Amounts pending over one year include imported tires of $22 million, intercompany charges for royalties of $17 million and dividends payable of $31 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
          Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2010. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions and operational disruptions in Venezuela adversely impacted Latin American Tire’s operating income in 2010. We continue to face operational challenges in Venezuela, including high absenteeism, difficulties importing raw materials and finished goods, and the January 1, 2011 elimination of the two-tier exchange rate structure. In response to conditions in Venezuela and the devaluations, we continue to evaluate the need to adjust prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price controls. The elimination of the two-tier exchange rate structure is not expected to have a significant impact on Latin American Tire’s sales and operating income in 2011 as compared to 2010. For a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors” in our 2010 Form 10-K.
          We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2011 and to provide us with flexibility to respond to further changes in the business environment. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions. However, the challenges we face may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See “Item 1A. Risk Factors” in our 2010 Form 10-K for a more detailed discussion of these challenges.

Operating Activities
Net cash used in operating activities was $433 million in the first quarter of 2011, compared to net cash provided of $123 million in the first quarter of 2010. The increase in net cash used in operating activities was due primarily to an increase in accounts receivable consistent with our increase in sales and higher raw material costs. The first three months of 2011 included net cash outflows of $770 million for trade working capital, compared with net cash outflows of $291 million in 2010.
Investing Activities
Net cash used in investing activities was $350 million in the first quarter of 2011, compared to $161 million in the first quarter of 2010. Capital expenditures were $284 million in the first quarter of 2011, compared to $141 million in the first quarter of 2010. The increase in capital expenditures in 2011 is due primarily to the continued expansion of manufacturing capacity in China and Chile. Investing activities includes net cash outflows of $68 million, reflecting funds which are restricted to use primarily for the relocation and expansion of our manufacturing facilities in China.
Financing Activities
Net cash provided by financing activities was $974 million in the first quarter of 2011, compared to $86 million in the first quarter of 2010. Financing activities in 2011 included $485 million of net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $489 million to fund working capital needs and capital expenditures.
Credit Sources
In aggregate, we had total credit arrangements of $7,821 million available at March 31, 2011, of which $2,096 million were unused, compared to $7,689 million available at December 31, 2010, of which $2,475 million were unused. At March 31, 2011, we had long term credit arrangements totaling $7,256 million, of which $1,776 million were unused, compared to $7,193 million and $2,217 million, respectively, at December 31, 2010. At March 31, 2011, we had short term committed and uncommitted credit arrangements totaling $565 million, of which $320 million were unused, compared to $496 million and $258 million, respectively, at December 31, 2010. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
          See Note 16, Subsequent Events for a discussion of the call for redemption of a portion of our 10.5% senior notes due 2016, the amendment and restatement of our European revolving credit facility and the issuance of €250 million of GDTE 6 3/4% senior notes due 2019.
Outstanding Notes
At March 31, 2011, we had $2,373 million of outstanding notes, compared to $2,371 million at December 31, 2010.
          For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2010 Form 10-K.
€505 Million Amended and Restated Senior Secured European and German Revolving Credit Facilities due 2012
Our amended and restated €505 million revolving credit facilities consist of a €155 million German revolving credit facility, which is only available to Goodyear Dunlop Tires Germany GmbH (the “German borrower”), and a €350 million European revolving credit facility, which is available to the German borrower and to GDTE and certain of its other subsidiaries and contains a €50 million letter of credit sublimit. Goodyear and its subsidiaries that guarantee our U.S. facilities provide unsecured guarantees to support the German and European revolving credit facilities and GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany also provide guarantees. GDTE’s obligations under the facilities and the obligations of its subsidiaries under the related guarantees are secured by first priority security interests in a variety of collateral. At March 31, 2011, $177 million (€125 million) was outstanding under the German revolving credit facility and $114 million (€80 million) was outstanding under the European revolving credit facility. At December 31, 2010, there were no borrowings under the German or the European revolving credit facilities. Letters of credit issued under the European revolving credit facility totaled $7 million (€5 million) at March 31, 2011 and $12 million (€9 million) at December 31, 2010.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2011, our borrowing base was above the facility’s stated amount of $1.5 billion.
          At March 31, 2011, we had no borrowings outstanding and $453 million of letters of credit issued under the revolving credit facility. At December 31, 2010, we had no borrowings outstanding and $474 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2011 and December 31, 2010, this facility was fully drawn.
          Each of our first lien revolving credit facility and our European and German revolving credit facilities have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below and the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2010 Form 10-K.
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
          The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2011, the amount available and fully utilized under this program totaled $418 million (€295 million), compared to $319 million (€238 million) at December 31, 2010. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
          In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $60 million and $72 million at March 31, 2011 and December 31, 2010, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At March 31, 2011, the gross amount of receivables sold was $114 million, compared to $126 million at December 31, 2010.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At March 31, 2011, these non-revolving credit facilities had total unused availability of 1.9 billion renminbi ($291 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.1 billion renminbi of unused availability at March 31, 2011) matures in 2016 and principal amortization begins in 2013. There were $191 million and $99 million of borrowings outstanding under this facility at March 31, 2011 and December 31, 2010, respectively. The other facility (with 0.8 billion renminbi of unused availability at March 31, 2011) matures in 2018 and principal amortization begins in 2015. There were $70 million and $54 million of borrowings outstanding under this facility at March 31, 2011 and December 31, 2010, respectively. Restricted cash of $50 million and $8 million was related to funds obtained under these credit facilities at March 31, 2011 and December 31, 2010, respectively.
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
          We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:
•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of March 31, 2011, our availability under this facility of $1,047 million, plus our Available Cash of $1,112 million, totaled $2.2 billion, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.
In addition, our senior secured European revolving credit facility, at March 31, 2011 and as amended and restated on April 20, 2011, contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, and cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. As of March 31, 2011, we were in compliance with this financial covenant.

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
          As of March 31, 2011, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2011, 45% of our debt was at variable interest rates averaging 3.72% compared to 41% at an average rate of 3.72% at December 31, 2010.
          The following table presents information about long term fixed rate debt, excluding capital leases, at March 31:

(In millions)
Fixed Rate Debt	2011	2010
Carrying amount — liability	$2,787	$2,569
Fair value — liability	2,966	2,677
Pro forma fair value — liability	3,068	2,759
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2011 and 2010, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
          The following table presents foreign currency forward contract information at March 31:

(In millions)	2011	2010
Fair value — asset (liability)	$(38)	$37
Pro forma decrease in fair value	(127)	(102)
Contract maturities	04/11-10/19	04/10-10/19
          The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

          Fair values are recognized on the Consolidated Balance Sheet at March 31 as follows:

(In millions)	2011	2010
Accounts receivable	$3	$49
Other Assets	1	1
Other Current Liabilities	(42)	(13)
Other Long Term Liabilities	—	—
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
          Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We are continuing the phased implementation of enterprise resource planning systems in our EMEA, Latin American Tire and Asia Pacific Tire SBUs, a significant portion of which were completed in 2010 and early 2011, with the balance to be completed in 2011 and 2012. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our 2010 Form 10-K, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 83,700 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2011, approximately 600 new claims were filed against us and approximately 1,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2011 was $4 million. At March 31, 2011, there were approximately 83,300 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 12, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
          Reference is made to Item 3 of Part I of our 2010 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2010 Form 10-K includes a detailed discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2011. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
1/1/11-1/31/11	8,846	$11.73	—	—
2/1/11-2/28/11	35,597	14.62	—	—
3/1/11-3/31/11	58	13.57	—	—

Total	44,501	$14.04	—	—

ITEM 6. EXHIBITS.
          See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.

S I G N A T U R E S
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY (Registrant)
Date: April 29, 2011	By	/s/ Richard J. Noechel
Richard J. Noechel, Vice President and Controller
(Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2011
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
3	Articles of Incorporation and By-Laws

(a)	Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 22, 2009 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927), and Certificate of Amendment to Amended Articles of Incorporation, dated March 30, 2011 (incorporated by reference, filed as Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, filed March 31, 2011, File No. 1-1927), six documents together comprising the Company’s Articles of Incorporation, as amended.

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101

E-1