Form 10-Q
period 2011-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2011-07-28
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2011:	244,361,075

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EX-4.1
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2011	2010	2011	2010
NET SALES	$5,620	$4,528	$11,022	$8,798

Cost of Goods Sold	4,572	3,686	9,033	7,142
Selling, Administrative and General Expense	753	670	1,421	1,275
Rationalizations (Note 2)	46	6	55	8
Interest Expense	81	77	155	151
Other Expense (Note 3)	48	7	52	111

Income before Income Taxes	120	82	306	111
United States and Foreign Taxes	64	43	126	96

Net Income	56	39	180	15
Less: Minority Shareholders’ Net Income	9	11	30	34

Goodyear Net Income (Loss)	47	28	150	(19)
Less: Preferred Stock Dividends	7	—	7	—

Goodyear Net Income (Loss) available to Common Shareholders	$40	$28	$143	$(19)

Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock

Basic	$0.16	$0.11	$0.58	$(0.08)

Weighted Average Shares Outstanding (Note 6)	244	242	244	242

Diluted	$0.16	$0.11	$0.57	$(0.08)

Weighted Average Shares Outstanding (Note 6)	247	244	262	242
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	June 30,	December 31,
	2011	2010
Assets:
Current Assets:
Cash and Cash Equivalents	$1,804	$2,005
Accounts Receivable, less Allowance — $112 ($106 in 2010)	3,539	2,736
Inventories:
Raw Materials	969	706
Work in Process	207	168
Finished Products	2,856	2,103

	4,032	2,977
Prepaid Expenses and Other Current Assets	401	327

Total Current Assets	9,776	8,045
Goodwill	720	683
Intangible Assets	161	161
Deferred Income Taxes	48	58
Other Assets	489	518
Property, Plant and Equipment Less Accumulated Depreciation — $8,974 ($8,807 in 2010)	6,448	6,165

Total Assets	$17,642	$15,630

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,515	$3,107
Compensation and Benefits (Note 11)	789	756
Other Current Liabilities	1,097	1,018
Notes Payable and Overdrafts (Note 8)	261	238
Long Term Debt and Capital Leases due Within One Year (Note 8)	257	188

Total Current Liabilities	5,919	5,307
Long Term Debt and Capital Leases (Note 8)	4,786	4,319
Compensation and Benefits (Note 11)	3,384	3,415
Deferred and Other Noncurrent Income Taxes	269	242
Other Long Term Liabilities	887	842

Total Liabilities	15,245	14,125

Commitments and Contingent Liabilities (Note 12)

Minority Shareholders’ Equity (Note 1)	638	584

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 million shares, Outstanding shares — 10 million (0 in 2010), liquidation preference $50 per share	500	—
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 244 million (243 million in 2010) after deducting 7 million treasury shares (8 million in 2010)	244	243
Capital Surplus	2,801	2,805
Retained Earnings	1,009	866
Accumulated Other Comprehensive Loss	(3,079)	(3,270)

Goodyear Shareholders’ Equity	1,475	644
Minority Shareholders’ Equity — Nonredeemable	284	277

Total Shareholders’ Equity	1,759	921

Total Liabilities and Shareholders’ Equity	$17,642	$15,630

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2011	2010	2011	2010
Net Income	$56	$39	$180	$15

Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $(1) and $0 in 2011 ($1 and $1 in 2010)	53	(197)	147	(251)

Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $(1) and $2 in 2011 ($2 and $5 in 2010)	43	41	83	82

Decrease (increase) in net actuarial losses, net of tax of $1 and $1 in 2011 ($0 and $0 in 2010)	1	(12)	4	(13)

Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $1 and $1 in 2011 ($0 and $0 in 2010)	13	—	13	1

Deferred derivative loss, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	(5)	1	(14)	—

Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	2	—	2	—

Unrealized investment gains (losses), net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	6	—	5	1

Comprehensive Income (Loss)	169	(128)	420	(165)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	20	(55)	79	(66)

Comprehensive Income (Loss) Attributable to Goodyear Shareholders	$149	$(73)	$341	$(99)

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$180	$15
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	374	321
Amortization and write-off of debt issuance costs	24	10
Net rationalization charges (Note 2)	55	8
Net (gains) losses on asset sales (Note 3)	(13)	(24)
Pension contributions and direct payments	(106)	(127)
Rationalization payments	(26)	(31)
Venezuela currency devaluation (Note 3)	—	110
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(701)	(428)
Inventories	(960)	(592)
Accounts payable — trade	405	502
Compensation and benefits	166	213
Other current liabilities	(28)	67
Other assets and liabilities	(39)	139

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(669)	183

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(532)	(358)
Asset dispositions (Note 3)	100	18
Increase in restricted cash (Note 8)	(51)	(37)
Return of investment in The Reserve Primary Fund	—	24

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(483)	(353)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term debt and overdrafts incurred	64	28
Short term debt and overdrafts paid	(54)	(49)
Long term debt incurred	1,890	251
Long term debt paid	(1,432)	(64)
Proceeds from issuance of preferred stock	485	—
Common stock issued	7	1
Dividends paid to minority shareholders	(14)	(2)
Debt related costs and other transactions	(19)	—

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	927	165

Effect of exchange rate changes on cash and cash equivalents (Note 3)	24	(234)

Net Change in Cash and Cash Equivalents	(201)	(239)

Cash and Cash Equivalents at Beginning of the Period	2,005	1,922

Cash and Cash Equivalents at End of the Period	$1,804	$1,683

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
     Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2011.
Recently Issued Accounting Standards
In May 2011 the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on fair value measurement and disclosure requirements. The standards update does not extend the use of fair value accounting beyond that currently required under U.S. GAAP, but instead provides guidance on the application of fair value accounting where it is already required or permitted by other standards. The standards update also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. The standards update is effective for fiscal years beginning after December 15, 2011. We are currently assessing the impact of adopting this standard on our consolidated financial statements.
     In June 2011 the FASB issued an accounting standards update with new guidance on the presentation of other comprehensive income. The standards update eliminates the option of presenting other comprehensive income and its components in the statement of shareholders’ equity. The standards update now requires an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The standard will require us to change the presentation of other comprehensive income in our Form 10-K effective for fiscal years beginning after December 15, 2011.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income before Income Taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
New charges	$46	$17	$57	$27
Reversals	—	(11)	(2)	(19)

	$46	$6	$55	$8

     The following table shows the roll-forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2010	$212	$18	$230
2011 Charges	41	16	57
Incurred	(10)	(18)	(28)
Reversed to the statement of operations	(1)	(1)	(2)
Foreign currency translation	10	1	11

Balance at June 30, 2011	$252	$16	$268

During the second quarter of 2011, net rationalization charges of $46 million were recorded. New charges of $46 million were comprised of $11 million for plans initiated in 2011, consisting of $10 million of associate severance costs and $1 million for other exit and non-cancelable lease costs, and $35 million for plans initiated primarily in 2010, consisting of $29 million of associate severance costs and $6 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of the new charges relate to future cash outflows.
     During the first six months of 2011, net rationalization charges of $55 million were recorded. New charges of $57 million were comprised of $12 million for plans initiated in 2011, consisting of $11 million of associate severance costs and $1 million for other exit and non-cancelable lease costs, and $45 million for plans initiated primarily in 2010, consisting of $30 million of associate severance costs and $15 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of the new charges relate to future cash outflows. The net charges in the first six months of 2011 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 500 associates will be released under 2011 plans.
     In the first six months of 2011, $10 million was incurred for associate severance payments and $18 million was incurred for non-cancellable lease and other exit costs.
     The accrual balance of $268 million at June 30, 2011 consists of $252 million for associate severance costs that are expected to be substantially utilized within the next 12 months and $16 million primarily for long term non-cancelable lease and other exit costs. At June 30, 2011, $112 million and $118 million, respectively, of the accrual balance relates to plans associated with the closure of our Union City, Tennessee manufacturing facility and the announced discontinuation of consumer tire production at one of our facilities in Amiens, France.
     Asset write-offs and accelerated depreciation charges of $25 million and $34 million were recorded in cost of goods sold (“CGS”) in the three and six months ended June 30, 2011, respectively, and were related primarily to property and equipment in our Union City, Tennessee manufacturing facility.
     In the second quarter of 2010, net rationalization charges of $6 million were recorded. New charges of $17 million were comprised of $6 million for plans initiated in 2010 for associate severance costs and $11 million for plans initiated primarily in 2009, consisting of $2 million for associate severance costs and $9 million for other exit and non-cancelable lease costs. Substantially all of these charges related to future cash outflows. The net charges in the second quarter of 2010 also included the reversal of $11 million of charges for actions no longer needed for their originally intended purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For the first six months of 2010, net rationalization charges of $8 million were recorded. New charges of $27 million were comprised of $10 million for plans initiated in 2010, consisting of $8 million for associate severance and pension costs and $2 million for other exit and non-cancelable lease costs, and $17 million for plans initiated primarily in 2009, consisting of $3 million for associate severance costs and $14 million for other exit and non-cancelable lease costs. Substantially all of these charges related to future cash outflows. The net charges in the first six months of 2010 also included the reversal of $19 million of charges for actions no longer needed for their originally intended purposes.
     Asset write-offs and accelerated depreciation charges of $6 million and $9 million were recorded in CGS in the three and six months ended June 30, 2010, respectively, and were related primarily to the closure of our Taiwan facility.
     Less than 100 associates were released under programs initiated in 2011 and 400 associates were released under programs initiated in 2010 as of June 30, 2011.
NOTE 3. OTHER EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2011	2010	2011	2010
Net foreign currency exchange losses	$6	$12	$9	$121
Financing fees and financial instruments	63	7	72	20
General and product liability — discontinued products (Note 11)	3	7	8	11
Net (gains) losses on asset sales	(11)	(8)	(13)	(24)
Royalty income	(11)	(9)	(20)	(15)
Interest income	(3)	(2)	(6)	(5)
Miscellaneous	1	—	2	3

	$48	$7	$52	$111

Net foreign currency exchange losses in the second quarter of 2011 were $6 million, compared to $12 million in the second quarter of 2010. Foreign currency exchange losses in the first six months of 2011 were $9 million, compared to $121 million in the first six months of 2010. Losses in 2010 included a loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange rate structure. Foreign currency exchange in all periods also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
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
     On January 8, 2010, Venezuela established a two-tier exchange rate structure for essential and non-essential goods. For essential goods the official exchange rate was 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate was 4.3 bolivares fuertes to the U.S. dollar. On January 1, 2011, the two-tier exchange rate structure was eliminated. For our unsettled amounts at December 31, 2010 and going forward, the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar will be used for substantially all goods.
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
     Financing fees increased by $56 million due primarily to $53 million of charges in the second quarter of 2011 related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount.
     General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $6 million and $5 million of expense related to asbestos claims in the second quarter of 2011 and 2010, respectively. In addition, we recorded $3 million of income related to probable insurance recoveries and a $2 million decrease in probable insurance recoveries in the second quarter of 2011 and 2010, respectively. We recorded $11 million and $12 million of expense related to asbestos claims in the first six months of 2011 and 2010, respectively. In addition, we recorded $5 million and $1 million of income related to probable insurance recoveries in the first six months of 2011 and 2010, respectively.
     Net gains on asset sales were $11 million in the second quarter of 2011, compared to net gains on asset sales of $8 million in the second quarter of 2010. Net gains on asset sales were $13 million in the first six months of 2011, compared to net gains on asset sales of $24 million in the first six months of 2010. Net gains on asset sales in 2011 included second quarter gains on the sale of the farm tire business in Latin American Tire and the recognition of a deferred gain from the sale of property in North American Tire. Net gains on asset sales in 2010 included a first quarter gain on the sale of land in Thailand and a second quarter gain on the recognition of a deferred gain from the sale of property in Latin American Tire.
     Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consisted primarily of amounts earned on cash deposits.
NOTE 4. SALE OF FARM TIRE AND WIRE BUSINESSES
On December 13, 2010, we entered into agreements with Titan Tire Corporation, a subsidiary of Titan International Inc., to sell our European and Latin American farm tire businesses, including licensing agreements that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Latin America and North America. The Latin American portion of the transaction was completed on April 1, 2011. Proceeds from the sale were $99 million, before withholding taxes of $5 million and subject to post-closing adjustments. We recorded a pre-tax gain of $6 million on the sale in the second quarter of 2011. The European portion of the transaction, which has not yet been completed, is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils. The put option expires on November 30, 2011. The purchase price for the European portion of the transaction is now expected to be €12.3 million (approximately $18 million) in cash, subject to post-closing adjustments.
     The assets and liabilities of the Latin American farm tire business were classified as held-for-sale at December 31, 2010. The carrying amount of the net assets at that date totaled $33 million, and included $44 million of property, plant and equipment, $16 million of inventories, $14 million of deferred income, $10 million of compensation and benefit liabilities, and $5 million of deferred income taxes. Due to uncertainty surrounding the timing of the completion of the Amiens social plan, the European business was classified as held-and-used at June 30, 2011 and at December 31, 2010. The long-lived assets of the European business did not have identifiable cash flows that were largely independent of other assets and liabilities and, accordingly, were tested for impairment at the reporting unit level. No impairment was indicated as a result of that testing. Additionally, the remaining useful life and estimated residual value of the long-lived assets were reviewed and no modifications were indicated as a result of that review.
     On June 8, 2011, we entered into agreements with Hyosung Corporation to sell our steel tire cord (wire) manufacturing business. The transaction consisted primarily of inventories and manufacturing equipment at our facilities in Asheboro, North Carolina and Colmar-Berg, Luxembourg, and a licensing agreement allowing Hyosung to use certain of our patents and know-how associated with the acquired business. In addition, we entered into an agreement under which Hyosung will supply us with finished wire products. The transaction was completed on July 1, 2011. Proceeds from the sale

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
were $50 million, subject to post-closing adjustments. We expect to record a small gain on the sale in the third quarter of 2011. The assets and liabilities of the wire business totaled $24 million at June 30, 2011 and were classified as held-for-sale at that date.
NOTE 5. INCOME TAXES
In the second quarter of 2011, we recorded tax expense of $64 million on income before income taxes of $120 million. For the first six months of 2011, we recorded tax expense of $126 million on income before income taxes of $306 million. Income tax expense for the first six months of 2011 was unfavorably impacted by $18 million due primarily to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction. In the second quarter of 2010, we recorded tax expense of $43 million on income before income taxes of $82 million. For the first six months of 2010, we recorded tax expense of $96 million on income before income taxes of $111 million. Income tax expense for the first six months of 2010 was favorably impacted by $4 million due to various discrete items.
     We continue to maintain a full valuation allowance against our net Federal and state deferred tax assets, however this did not have a significant impact on the consolidated effective tax rate for the first six months of 2011 due to the near break-even income before income taxes in the U.S. For the first six months of 2010, the difference between our effective tax rate and the U.S statutory rate was primarily attributable to maintaining a full valuation allowance against our net Federal and state deferred tax assets.
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
          Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Earnings per share — basic:
Goodyear net income (loss)	$47	$28	$150	$(19)
Less: Preferred stock dividends	7	—	7	—

Goodyear net income (loss) available to common shareholders	$40	$28	$143	$(19)

Weighted average shares outstanding	244	242	244	242

Earnings per common share — basic	$0.16	$0.11	$0.58	$(0.08)

Earnings per share — diluted:
Goodyear net income (loss)	$47	$28	$150	$(19)
Less: Preferred stock dividends	7	—	—	—

Goodyear net income (loss) available to common shareholders	$40	$28	$150	$(19)

Weighted average shares outstanding	244	242	244	242
Dilutive effect of mandatory convertible preferred stock	—	—	15	—
Dilutive effect of stock options and other dilutive securities	3	2	3	—

Weighted average shares outstanding — diluted	247	244	262	242

Earnings per common share — diluted	$0.16	$0.11	$0.57	$(0.08)

Weighted average shares outstanding — diluted excludes the effect of approximately 30 million equivalent shares for the three months ended June 30, 2011 related to the mandatory convertible preferred stock as their inclusion would have been anti-dilutive. In addition, Goodyear net income used to compute earnings per common share — diluted for the three months ended June 30, 2011 is reduced by $7 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive. Additionally, weighted average shares outstanding — diluted excludes approximately 6 million and 7 million equivalent shares for the three and six months ended June 30, 2011, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e. “underwater” options).
          Weighted average shares outstanding — diluted excludes approximately 5 million equivalent shares for the six months ended June 30, 2010 related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted excludes approximately 12 million and 11 million equivalent shares for the three and six months ended June 30, 2010, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Sales:
North American Tire	$2,411	$2,049	$4,718	$3,828
Europe, Middle East and Africa Tire	1,943	1,455	3,902	2,984
Latin American Tire	640	529	1,225	1,007
Asia Pacific Tire	626	495	1,177	979

Net Sales	$5,620	$4,528	$11,022	$8,798

Segment Operating Income:
North American Tire	$137	$16	$177	$2
Europe, Middle East and Africa Tire	126	73	279	182
Latin American Tire	54	66	121	142
Asia Pacific Tire	65	64	132	133

Total Segment Operating Income	382	219	709	459
Rationalizations	(46)	(6)	(55)	(8)
Interest expense	(81)	(77)	(155)	(151)
Other expense	(48)	(7)	(52)	(111)
Asset write-offs and accelerated depreciation	(25)	(6)	(34)	(9)
Corporate incentive compensation plans	(21)	(20)	(35)	(27)
Pension curtailments/settlements	(11)	—	(11)	—
Intercompany profit elimination	(2)	7	(11)	(2)
Other	(28)	(28)	(50)	(40)

Income before Income Taxes	$120	$82	$306	$111

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net gains on asset sales, as described in Note 3, Other Expense, and asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Rationalizations:
North American Tire	$34	$(1)	$40	$5
Europe, Middle East and Africa Tire	6	(1)	7	(7)
Latin American Tire	—	1	—	3
Asia Pacific Tire	6	7	8	8

Total Segment Rationalizations	46	6	55	9
Corporate	—	—	—	(1)

	$46	$6	$55	$8

Net Gains on Asset Sales:
North American Tire	$(5)	$(1)	$(5)	$(1)
Europe, Middle East and Africa Tire	(1)	—	(2)	(1)
Latin American Tire	(3)	(7)	(4)	(7)
Asia Pacific Tire	—	—	—	(15)

Total Segment Asset Sales	(9)	(8)	(11)	(24)
Corporate	(2)	—	(2)	—

	$(11)	$(8)	$(13)	$(24)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Asset Write-offs and Accelerated Depreciation:
North American Tire	$24	$—	$32	$1
Europe, Middle East and Africa Tire	—	1	—	1
Asia Pacific Tire	1	5	2	7

Total Segment Asset Write-offs and Accelerated Depreciation	$25	$6	$34	$9

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2011, we had total credit arrangements of $8,105 million, of which $2,398 million were unused. At that date, 44% of our debt was at variable interest rates averaging 4.15%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2011, we had short term committed and uncommitted credit arrangements totaling $638 million, of which $377 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
          The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2011	2010
Notes payable and overdrafts	$261	$238

Weighted average interest rate	5.32%	4.56%

Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$257	$188

Weighted average interest rate	10.03%	8.77%

Total obligations due within one year	$518	$426

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2011, we had long term credit arrangements totaling $7,467 million, of which $2,021 million were unused.
          The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2011		December 31, 2010
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
10.5% due 2016	$629		$966
6.75% Euro Notes due 2019	362		—
8.25% due 2020	994		993
8.75% due 2020	264		263
7% due 2028	149		149

Credit Facilities:
$1.5 billion first lien revolving credit facility due 2013	—	—	—	—
$1.2 billion second lien term loan facility due 2014	1,200	1.94%	1,200	1.96%
€400 million revolving credit facility due 2016	138	3.82%	—	—
Pan-European accounts receivable facility due 2015	463	3.99%	319	3.73%
Chinese credit facilities	329	5.74%	153	5.45%
Other domestic and international debt(1)	496	9.88%	446	9.04%

	5,024		4,489
Capital lease obligations	19		18

	5,043		4,507
Less portion due within one year	(257)		(188)

	$4,786		$4,319

(1)	Interest rates are weighted average interest rates.
NOTES
€250 Million 6.75% Senior Notes due 2019 of Goodyear Dunlop Tires Europe B.V. (“GDTE”)
On April 20, 2011, GDTE issued €250 million aggregate principal amount of 6.75% senior notes due 2019. These notes were sold at 100% of the principal amount and will mature on April 15, 2019. These notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below.
          We have the option to redeem these notes, in whole or in part, at any time on or after April 15, 2015 at a redemption price of 103.375%, 101.688% and 100% during the 12-month periods commencing on April 15, 2015, 2016 and 2017 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to April 15, 2015, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to April 15, 2014, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount plus accrued and unpaid interest to the redemption date.
          The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GDTE, to incur additional debt or issue redeemable preferred stock, pay dividends or make certain other restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of the Company’s subsidiaries to pay dividends to the Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody’s and Standard & Poor’s and no default has occurred or is continuing, certain covenants will be suspended. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Partial Redemption of 10.5% Senior Notes due 2016
On May 27, 2011, we redeemed $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016 at an aggregate redemption price of $387 million, including a $37 million prepayment premium, plus accrued and unpaid interest to the redemption date. We also recorded $16 million of expense for the write-off of unamortized discounts and deferred financing fees as a result of the redemption.
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
          At June 30, 2011, we had no borrowings and $415 million of letters of credit issued under the revolving credit facility. At December 31, 2010, we had no borrowings and $474 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At June 30, 2011 and December 31, 2010, this facility was fully drawn.
     This facility has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
€400 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2016
On April 20, 2011, we amended and restated our existing €505 million European revolving credit facility. Significant changes to that facility include the extension of the maturity to 2016, the reduction of the available commitments thereunder from €505 million to €400 million and a decrease of the commitment fee by 12.5 basis points to 50 basis points. Loans will bear interest at LIBOR plus 250 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 250 basis points for loans denominated in euros.
          The facility consists of (i) a €100 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (the “German borrower”) and (ii) a €300 million all-borrower tranche that is available to GDTE, the German borrower and certain of GDTE’s other subsidiaries. Up to €50 million in letters of credit are available for issuance under the all-borrower tranche.

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
          The facility, which matures on April 20, 2016, contains covenants similar to those in our first lien revolving credit facility, with additional limitations applicable to GDTE and its subsidiaries. In addition, under the facility, GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters is not permitted to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of (1) cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, (2) cash and cash equivalents in excess of $150 million held by the Company and its U.S. subsidiaries and (3) availability under our first lien revolving credit facility if available borrowings under our first lien revolving credit facility plus Available Cash (as defined thereunder) is equal to or greater than $150 million and the conditions to borrowing thereunder are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the facility.
          The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2010. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
          At June 30, 2011, there were no borrowings outstanding under the German tranche and $138 million (€95 million) was outstanding under the all-borrower tranche. At December 31, 2010, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $7 million (€5 million) at June 30, 2011 and $12 million (€9 million) at December 31, 2010.
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
          The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2011 and December 31, 2010, the amount available, and fully utilized under this program, totaled $463 million (€320 million) and $319 million (€238 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
          In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $83 million and $72 million at June 30, 2011 and December 31, 2010, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          For a description of the collateral securing the facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2010 Form 10-K.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At June 30, 2011, these non-revolving credit facilities had total unused availability of 1.5 billion renminbi ($231 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.1 billion renminbi of unused availability at June 30, 2011) matures in 2016 and principal amortization begins in 2013. There were $194 million and $99 million of borrowings outstanding under this facility at June 30, 2011 and December 31, 2010, respectively. The other facility (with 0.4 billion renminbi of unused availability at June 30, 2011) matures in 2018 and principal amortization begins in 2015. There were $135 million and $54 million of borrowings outstanding under this facility at June 30, 2011 and December 31, 2010, respectively. Restricted cash of $33 million and $8 million was related to funds obtained under these credit facilities at June 30, 2011 and December 31, 2010, respectively.
OTHER DOMESTIC DEBT
Global and North American Tire Headquarters
On April 13, 2011, we entered into agreements for the construction of a new Global and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period. Due to our continuing involvement with the financing during construction, we will record a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheet as costs are incurred during the construction period. The total cost of the project is expected to be $160 million, of which approximately $60 million will be funded by government financing and incentives. The total financing liability is expected to approximate $100 million, of which $6 million has been recorded in Long term debt and capital leases at June 30, 2011.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2011	2010
Fair Values — asset (liability):
Accounts receivable	$12	$25
Other assets	1	1
Other current liabilities	(14)	(15)
At June 30, 2011 and December 31, 2010, these outstanding foreign currency derivatives had notional amounts of $1,393 million and $1,324 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction losses of $4 million and $39 million for the three and six months ended June 30, 2011, respectively, compared to net transaction gains of $64 million and $97 million for the three and six months ended June 30, 2010, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
     The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2011	2010
Fair Values — asset (liability):
Other current liabilities	$(9)	$(2)
At June 30, 2011 and December 31, 2010, these outstanding foreign currency derivatives had notional amounts of $231 million and $75 million, respectively, and primarily related to intercompany transactions. Amounts deferred to Accumulated Other Comprehensive Loss (“AOCL”) included losses of $5 million and $14 million for the three and six months ended June 30, 2011, respectively, and a deferred gain of $1 million for the three months ended June 30, 2010. There were no amounts deferred to AOCL for the six months ended June 30, 2010. For the three and six months ended June 30, 2011 deferred losses of $2 million were reclassified from AOCL into CGS. There were no deferred losses reclassified from AOCL into CGS in the three and six months ended June 30, 2010. The estimated net amount of the deferred losses on June 30, 2011 that is expected to be reclassified to earnings within the next twelve months is $15 million.
     The counterparties to our foreign currency contracts were substantial and creditworthy multinational commercial banks or other financial institutions that are recognized market makers. We control our credit exposure by diversifying across multiple counterparties and by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads. We also enter into master netting agreements with counterparties when possible. Based on our analysis, we consider the risk of counterparty nonperformance associated with these contracts to be remote. However, the inability of a counterparty to fulfill its obligations when due could have a material adverse effect on our consolidated financial position, results of operations or liquidity in the period in which it occurs.
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010:

			Quoted Prices in
	Total Carrying		Active Markets for				Significant
	Value in the		Identical		Significant Other		Unobservable
	Consolidated		Assets/Liabilities		Observable Inputs		Inputs
	Balance Sheet		(Level 1)		(Level 2)		(Level 3)
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Assets:
Investments	$44	$38	$44	$38	$—	$—	$—	$—
Foreign Exchange Contracts	13	26	—	—	11	25	2	1

Total Assets at Fair Value	$57	$64	$44	$38	$11	$25	$2	$1

Liabilities:
Foreign Exchange Contracts	$23	$17	$—	$—	$23	$17	$—	$—

Total Liabilities at Fair Value	$23	$17	$—	$—	$23	$17	$—	$—

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
     The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2011 and December 31, 2010. The fair value was estimated using quoted market prices or discounted future cash flows.

	June 30,	December 31,
(In millions)	2011	2010
Fixed Rate Debt:
Carrying amount — liability	$2,873	$2,691
Fair value — liability	3,018	2,791

Variable Rate Debt:
Carrying amount — liability	$2,151	$1,798
Fair value — liability	2,085	1,770
NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
     Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Service cost — benefits earned during the period	$10	$10	$21	$20
Interest cost on projected benefit obligation	70	73	141	148
Expected return on plan assets	(76)	(70)	(153)	(140)
Amortization of: — prior service cost	6	7	12	15
— net losses	33	33	67	66

Net periodic pension cost	43	53	88	109
Curtailments/settlements/termination benefits	11	—	11	—

Total defined benefit pension cost	$54	$53	$99	$109

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Service cost — benefits earned during the period	$8	$6	$16	$13
Interest cost on projected benefit obligation	38	35	76	72
Expected return on plan assets	(33)	(30)	(66)	(62)
Amortization of: — prior service cost	1	1	1	1
— net losses	9	8	19	17

Net periodic pension cost	23	20	46	41
Curtailments/settlements/termination benefits	1	—	—	1

Total defined benefit pension cost	$24	$20	$46	$42

During the second quarter of 2011, we recognized a settlement charge of $11 million related to one of our U.S. pension plans. This settlement charge resulted from total lump sum payments through June 30, 2011 exceeding estimated annual service and interest cost for the plan.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     We expect to contribute approximately $250 million to $300 million to our funded U.S. and non-U.S. pension plans in 2011. For the three and six months ended June 30, 2011, we contributed $10 million and $18 million, respectively, to our non-U.S. plans and for the three and six months ended June 30, 2011, we contributed $51 million to our U.S. plans.
     The expense recognized for our contributions to defined contribution savings plans was $25 million and $21 million for the three months ended June 30, 2011 and 2010, respectively, and $51 million and $46 million for the six months ended June 30, 2011 and 2010, respectively.
     We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost for the three months ended June 30, 2011 and 2010 was $2 million and $9 million, which includes a $7 million adjustment in 2010 for participant data related to prior periods, respectively, and $5 million and $11 million for the six months ended June 30, 2011 and 2010, respectively.
NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.5 million stock options and 0.1 million performance share units during the six months ended June 30, 2011 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the six months ended June 30, 2011 were $13.97 and $6.95, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 2.45%
Volatility: 48.50%
Dividend yield: Nil
     We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $15.58 for grants made during the six months ended June 30, 2011.
     We recognized stock-based compensation expense of $6 million and $12 million during the three and six months ended June 30, 2011, respectively. At June 30, 2011, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $31 million and is expected to be recognized over the remaining vesting period of the respective grants, through June 30, 2015. We recognized stock-based compensation expense of $4 million and $7 million during the three and six months ended June 30, 2010, respectively.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
At June 30, 2011, we had binding commitments for raw materials, capital expenditures, utilities, and various other types of contracts. Total commitments on contracts that extend beyond June 30, 2012 are expected to total approximately $2.4 billion. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long-term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers’ production levels.
Environmental Matters
We have recorded liabilities totaling $47 million and $44 million at June 30, 2011 and December 31, 2010, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million and $12 million were included in Other Current Liabilities at June 30, 2011 and December 31, 2010, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $307 million and $291 million for anticipated costs related to workers’ compensation at June 30, 2011 and December 31, 2010, respectively. Of these amounts, $70 million and $71 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2011 and December 31, 2010, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2011 and December 31, 2010, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $303 million and $328 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at June 30, 2011 and December 31, 2010, respectively. Of these amounts, $50 million and $91 million were included in Other Current Liabilities at June 30, 2011 and December 31, 2010, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. The decrease in the liability from December 31, 2010 was due primarily to payment in 2011 of an unfavorable judgment from 2010.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 92,700 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $374 million through June 30, 2011 and $365 million through December 31, 2010.
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

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2011	December 31, 2010
Pending claims, beginning of period	83,700	90,200
New claims filed	1,000	1,700
Claims settled/dismissed	(2,000)	(8,200)

Pending claims, end of period	82,700	83,700

Payments (1)	$9	$26

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
     We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $128 million and $126 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.
     We recorded a receivable related to asbestos claims of $68 million and $67 million as of June 30, 2011 and December 31, 2010, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $9 million and $8 million were included in Current Assets as part of Accounts Receivable at June 30, 2011 and December 31, 2010, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     We believe that, at June 30, 2011, we had approximately $170 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $68 million insurance receivable recorded at June 30, 2011. We also had approximately $14 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis, and defense costs available with our primary insurance carriers through coverage-in-place agreements at June 30, 2011.
     With respect to both asserted and unasserted claims, it is reasonably possible that we may incur a material amount of cost in excess of the current reserve, however, such amounts cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to our products or premises and disease alleged. Depending upon the nature of these characteristics, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by us.
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
Guarantees
We have off-balance sheet financial guarantees written and other commitments totaling approximately $133 million at June 30, 2011, compared to $26 million at December 31, 2010. The increase primarily relates to our obligations in connection with the financing of the construction of our new Global and North American Tire Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the assets of the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. MANDATORY CONVERTIBLE PREFERRED STOCK
On March 31, 2011, we issued 10,000,000 shares of our 5.875% mandatory convertible preferred stock, without par value and with an initial liquidation preference of $50.00 per share, at a price of $50.00 per share. Quarterly dividends on each share of the mandatory convertible preferred stock will accrue at a rate of 5.875% per year on the initial liquidation preference of $50.00 per share. Dividends will accrue and accumulate from the date of issuance and, to the extent that we are legally permitted to pay a dividend and the board of directors declares a dividend payable, we will pay dividends in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2011 and ending on April 1, 2014. The mandatory convertible preferred stock ranks senior to our common stock with respect to distribution rights in the event of any liquidation, winding-up or dissolution of the Company.
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
     On June 3, 2011, the Company’s Board of Directors declared cash dividends of $0.7425 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on July 1, 2011, to stockholders of record as of the close of business of June 15, 2011.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
		Minority			Minority
	Goodyear	Shareholders’	Total	Goodyear	Shareholders’	Total
	Shareholders’	Equity –	Shareholders’	Shareholders’	Equity –	Shareholders’
(In millions)	Equity	Nonredeemable	Equity	Equity	Nonredeemable	Equity
Balance at beginning of period	$644	$277	$921	$735	$251	$986
Comprehensive income (loss):
Net income (loss)	150	19	169	(19)	13	(6)
Foreign currency translation (net of tax of $0 in 2011 and $1 in 2010)	98	6	104	(149)	(13)	(162)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $2 in 2011 and $5 in 2010)	81	—	81	80	—	80
Decrease (increase) in net actuarial losses (net of tax of $1 in 2011 and $0 in 2010)	3	—	3	(13)	—	(13)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $1 in 2011 and $0 in 2010)	13	—	13	1	—	1
Deferred derivative loss (net of tax of $0 in 2011 and $0 in 2010)	(11)	—	(11)	—	—	—
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2011 and $0 in 2010)	2	—	2	—	—	—
Unrealized investment gains (net of tax of $0 in 2011 and $0 in 2010)	5	—	5	1	—	1

Other comprehensive income (loss)	191	6	197	(80)	(13)	(93)

Total comprehensive income (loss)	341	25	366	(99)	—	(99)
Dividends declared to minority shareholders	—	(19)	(19)	—	(2)	(2)
Stock-based compensation plans (Note 11)	6	—	6	10	—	10
Preferred stock issued, net of expenses	484	—	484	—	—	—
Preferred stock dividends declared	(7)	—	(7)	—	—	—
Common stock issued from treasury	7	—	7	1	—	1
Other	—	1	1	—	—	—

Balance at end of period	$1,475	$284	$1,759	$647	$249	$896

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$628	$573	$584	$593

Comprehensive income (loss):
Net income	1	5	11	21
Foreign currency translation, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	8	(52)	43	(89)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	1	1	2	2
Decrease in net actuarial losses, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	1	—	1	—
Deferred derivative loss, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	(1)	—	(3)	—

Total comprehensive income (loss)	10	(46)	54	(66)

Balance at end of period	$638	$527	$638	$527

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed our obligations under the $650 million outstanding principal amount of 10.5% senior notes due 2016, the $1.0 billion outstanding principal amount of 8.25% senior notes due 2020, and the $282 million outstanding principal amount of 8.75% notes due 2020 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	June 30, 2011
				Consolidating
	Parent	Guarantor	Non-Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$569	$39	$1,196	$—	$1,804
Accounts Receivable	1,008	239	2,292	—	3,539
Accounts Receivable From Affiliates	—	492	114	(606)	—
Inventories	1,700	214	2,222	(104)	4,032
Prepaid Expenses and Other Current Assets	71	5	311	14	401

Total Current Assets	3,348	989	6,135	(696)	9,776
Goodwill	—	24	505	191	720
Intangible Assets	109	1	51	—	161
Deferred Income Taxes	—	1	48	(1)	48
Other Assets	233	49	207	—	489
Investments in Subsidiaries	4,075	341	4,324	(8,740)	—
Property, Plant and Equipment	2,089	172	4,157	30	6,448

Total Assets	$9,854	$1,577	$15,427	$(9,216)	$17,642

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$875	$194	$2,446	$—	$3,515
Accounts Payable to Affiliates	606	—	—	(606)	—
Compensation and Benefits	396	34	359	—	789
Other Current Liabilities	349	38	714	(4)	1,097
Notes Payable and Overdrafts	—	—	261	—	261
Long Term Debt and Capital Leases Due Within One Year	1	—	256	—	257

Total Current Liabilities	2,227	266	4,036	(610)	5,919
Long Term Debt and Capital Leases	3,243	—	1,543	—	4,786
Compensation and Benefits	2,232	204	948	—	3,384
Deferred and Other Noncurrent Income Taxes	31	3	229	6	269
Other Long Term Liabilities	646	34	207	—	887

Total Liabilities	8,379	507	6,963	(604)	15,245

Commitments and Contingent Liabilities

Minority Shareholders’ Equity	—	—	411	227	638

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	244	333	5,022	(5,355)	244
Capital Surplus	2,801	35	1,025	(1,060)	2,801
Retained Earnings	1,009	1,168	2,761	(3,929)	1,009
Accumulated Other Comprehensive Loss	(3,079)	(466)	(1,039)	1,505	(3,079)

Goodyear Shareholders’ Equity	1,475	1,070	7,769	(8,839)	1,475
Minority Shareholders’ Equity — Nonredeemable	—	—	284	—	284

Total Shareholders’ Equity	1,475	1,070	8,053	(8,839)	1,759

Total Liabilities and Shareholders’ Equity	$9,854	$1,577	$15,427	$(9,216)	$17,642

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended June 30, 2011
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$2,255	$705	$6,512	$(3,852)	$5,620

Cost of Goods Sold	1,988	618	5,872	(3,906)	4,572
Selling, Administrative and General Expense	248	45	462	(2)	753
Rationalizations	33	1	12	—	46
Interest Expense	63	5	55	(42)	81
Other (Income) and Expense	(30)	(9)	(20)	107	48

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(47)	45	131	(9)	120
United States and Foreign Taxes	2	4	60	(2)	64
Equity in Earnings of Subsidiaries	96	4	—	(100)	—

Net Income (Loss)	47	45	71	(107)	56
Less: Minority Shareholders’ Net Income	—	—	9	—	9

Goodyear Net Income (Loss)	47	45	62	(107)	47
Less: Preferred Stock Dividends	7	—	—	—	7

Goodyear Net Income (Loss) available to Common Shareholders	$40	$45	$62	$(107)	$40

	Three Months Ended June 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$1,881	$594	$4,772	$(2,719)	$4,528

Cost of Goods Sold	1,686	533	4,218	(2,751)	3,686
Selling, Administrative and General Expense	250	47	374	(1)	670
Rationalizations	(2)	1	7	—	6
Interest Expense	64	4	35	(26)	77
Other (Income) and Expense	(30)	(9)	(8)	54	7

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(87)	18	146	5	82
United States and Foreign Taxes	(2)	6	40	(1)	43
Equity in Earnings of Subsidiaries	113	7	—	(120)	—

Net Income (Loss)	28	19	106	(114)	39
Less: Minority Shareholders’ Net Income	—	—	11	—	11

Goodyear Net Income (Loss)	$28	$19	$95	$(114)	$28

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Six Months Ended June 30, 2011
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$4,394	$1,366	$12,793	$(7,531)	$11,022

Cost of Goods Sold	3,923	1,212	11,519	(7,621)	9,033
Selling, Administrative and General Expense	464	89	872	(4)	1,421
Rationalizations	37	3	15	—	55
Interest Expense	127	10	95	(77)	155
Other (Income) and Expense	(94)	(12)	(39)	197	52

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(63)	64	331	(26)	306
United States and Foreign Taxes	(1)	8	124	(5)	126
Equity in Earnings of Subsidiaries	212	14	—	(226)	—

Net Income (Loss)	150	70	207	(247)	180
Less: Minority Shareholders’ Net Income	—	—	30	—	30

Goodyear Net Income (Loss)	150	70	177	(247)	150
Less: Preferred Stock Dividends	7	—	—	—	7

Goodyear Net Income (Loss) available to Common Shareholders	$143	$70	$177	$(247)	$143

	Six Months Ended June 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SALES	$3,585	$1,092	$9,416	$(5,295)	$8,798

Cost of Goods Sold	3,225	977	8,280	(5,340)	7,142
Selling, Administrative and General Expense	461	91	726	(3)	1,275
Rationalizations	—	5	3	—	8
Interest Expense	127	8	69	(53)	151
Other (Income) and Expense	(43)	(11)	66	99	111

Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(185)	22	272	2	111
United States and Foreign Taxes	(2)	7	92	(1)	96
Equity in Earnings of Subsidiaries	164	18	—	(182)	—

Net Income (Loss)	(19)	33	180	(179)	15
Less: Minority Shareholders’ Net Income	—	—	34	—	34

Goodyear Net Income (Loss)	$(19)	$33	$146	$(179)	$(19)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2011
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(337)	$15	$(233)	$(114)	$(669)

Cash Flows from Investing Activities:
Capital expenditures	(118)	(13)	(401)	—	(532)
Asset dispositions	98	—	2	—	100
Capital contributions	—	—	—	—	—
Increase in restricted cash	—	—	(51)	—	(51)

Total Cash Flows from Investing Activities	(20)	(13)	(450)	—	(483)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	64	—	64
Short term debt and overdrafts paid	(6)	(2)	(46)	—	(54)
Long term debt incurred	—	—	1,890	—	1,890
Long term debt paid	(350)	—	(1,082)	—	(1,432)
Proceeds from issuance of preferred stock	485	—	—	—	485
Common stock issued	7	—	—	—	7
Capital contributions	—	—	—	—	—
Intercompany dividends paid	—	—	(114)	114	—
Dividends paid to minority shareholders	—	—	(14)	—	(14)
Debt related costs and other transactions	(2)	—	(17)	—	(19)

Total Cash Flows from Financing Activities	134	(2)	681	114	927
Effect of exchange rate changes on cash and cash equivalents	—	1	23	—	24

Net Change in Cash and Cash Equivalents	(223)	1	21	—	(201)

Cash and Cash Equivalents at Beginning of the Period	792	38	1,175	—	2,005

Cash and Cash Equivalents at End of the Period	$569	$39	$1,196	$—	$1,804

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2010
			Non-	Consolidating
	Parent	Guarantor	Guarantor	Entries and
(In millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:

Total Cash Flows from Operating Activities	$(69)	$19	$247	$(14)	$183

Cash Flows from Investing Activities:
Capital expenditures	(141)	(10)	(207)	—	(358)
Asset dispositions	—	—	18	—	18
Capital contributions	—	—	(136)	136	—
Increase in restricted cash	—	—	(37)	—	(37)
Return of investment in The Reserve Primary Fund	24	—	—	—	24

Total Cash Flows from Investing Activities	(117)	(10)	(362)	136	(353)

Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	1	27	—	28
Short term debt and overdrafts paid	(1)	—	(48)	—	(49)
Long term debt incurred	—	—	251	—	251
Long term debt paid	(1)	—	(63)	—	(64)
Common stock issued	1	—	—	—	1
Capital contributions	—	—	136	(136)	—
Intercompany dividends paid	—	—	(14)	14	—
Dividends paid to minority shareholders	—	—	(2)	—	(2)
Debt related costs and other transactions	—	—	—	—	—

Total Cash Flows from Financing Activities	(1)	1	287	(122)	165
Effect of exchange rate changes on cash and cash equivalents	—	—	(234)	—	(234)

Net Change in Cash and Cash Equivalents	(187)	10	(62)	—	(239)

Cash and Cash Equivalents at Beginning of the Period	802	17	1,103	—	1,922

Cash and Cash Equivalents at End of the Period	$615	$27	$1,041	$—	$1,683

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income (loss) available to common shareholders
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 54 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.
     We experienced uneven industry conditions in the second quarter of 2011 as the economic recovery in developed markets was impacted by uncertainty surrounding debt issues in the United States and Europe, continued high levels of unemployment and high fuel prices, all of which had a negative impact on customer and consumer confidence. In emerging markets, high inflation and interest rates also contributed to uneven industry growth. As a result, tire unit shipments in the second quarter of 2011 decreased by 2% compared to the second quarter of 2010. In addition, raw material costs rose significantly in the second quarter of 2011 and are expected to continue to be a challenge for the remainder of the year.
     In spite of these macroeconomic and industry-specific challenges, we produced solid operating results in the second quarter of 2011. During the second quarter, price and product mix more than offset the impact of raw material cost increases on segment operating income. Price and product mix drove an 18% improvement in revenue per tire, excluding the impact of foreign currency translation, in the second quarter of 2011 compared to the prior year period, reflecting our continued focus on driving improved price and product mix through innovative product offerings in targeted market segments.
     In the second quarter of 2011, we recovered approximately $39 million of additional under-absorbed fixed overhead costs and realized approximately $78 million of cost savings, including $47 million of raw material cost saving measures, net of higher profit sharing costs in North American Tire under our United Steelworkers contract. For the six months ended June 30, 2011, we recovered approximately $120 million of under-absorbed fixed overhead costs and realized approximately $147 million of cost savings, including $80 million of raw material cost saving measures, net of higher profit sharing costs.
     On July 11, 2011, we ceased production at our tire manufacturing facility in Union City, Tennessee. That facility, which had approximately 1,900 associates, produced radial passenger car and light truck tires. As a result of the cessation of tire production at that facility earlier than originally anticipated, we now expect additional net charges of approximately $20 million, of which approximately $36 million are cash charges, including $19 million in severance benefits and $17 million in other associate-related and exit costs, offset by a $16 million reduction in the original estimated accelerated depreciation as additional equipment is expected to be transferred to other facilities.
     The total estimated charges associated with the closure are now expected to be approximately $290 million ($290 million after-tax), of which approximately $175 million are expected to be cash charges, including approximately $85 million related to severance benefits, including continuing medical coverage, and approximately $90 million related to other associate-related and exit costs, and approximately $115 million are expected to be non-cash charges, including approximately $45 million related to accelerated depreciation and asset write-offs and approximately $70 million related to pension and retiree medical costs. We recorded a charge of $160 million ($160 million after-tax) associated with the plan in the fourth quarter of 2010, $4 million ($4 million after-tax) in the first quarter of 2011, and $32 million ($32 million after-tax) in the second quarter of 2011. The remainder of the charges will be substantially recognized by the fourth quarter of 2011. We continue to expect annualized cost savings of approximately $80 million beginning in 2012.
     Net sales were $5,620 million in the second quarter of 2011, compared to $4,528 million in the second quarter of 2010. Net sales were $11,022 million in the first six months of 2011, compared to $8,798 million in the first six months of 2010. Net sales increased in both periods due to improved price and product mix, favorable foreign currency translation, primarily in EMEA, and an increase in other tire-related businesses, primarily in North American Tire’s third-party sales of chemical products. Higher tire volume globally also positively impacted net sales for the first six months of 2011.
     In the second quarter of 2011, Goodyear net income was $47 million, compared to Goodyear net income of $28 million in the second quarter of 2010. In the second quarter of 2011, Goodyear net income available to common shareholders was $40 million, or $0.16 per share, compared to Goodyear net income available to common shareholders of $28 million, or $0.11 per share, in the second quarter of 2010, reflecting $7 million of preferred stock dividends in the second quarter of 2011. Our total segment operating income for the second quarter of 2011 was $382 million, compared to $219 million in the second quarter of 2010. The $163 million increase in segment operating income was due primarily to improved price and product mix of $554 million which more than offset an increase in raw material costs of $381 million, including the effect of raw material cost saving measures. See “Results of Operations — Segment Information” for additional information.
     In the first six months of 2011, Goodyear net income was $150 million, compared to a Goodyear net loss of $19 million in the first six months of 2010. In the first six months of 2011, Goodyear net income available to common shareholders was $143 million, or $0.57 per share, compared to a Goodyear net loss available to common shareholders of $19 million, or $0.08 per share, in the first six months of 2010, reflecting $7 million of preferred stock dividends in the first six months of 2011. Our total segment operating income for the first six months of 2011 was $709 million, compared to segment operating income of $459 million in the first six months of 2010. The $250 million increase in segment operating income was due primarily to improved price and product mix of $915 million which more than offset an increase in raw material costs of $733 million, including the effect of raw material cost saving measures, and lower conversion costs. See “Results of Operations — Segment Information” for additional information.

     At June 30, 2011, we had $1,804 million in Cash and cash equivalents as well as $2,398 million of unused availability under our various credit agreements, compared to $2,005 million and $2,475 million, respectively, at December 31, 2010. Cash and cash equivalents decreased from December 31, 2010 due primarily to cash used for operating activities of $669 million and capital expenditures of $532 million, which were partially offset by net proceeds from our mandatory convertible preferred stock issuance of $485 million and increased net borrowings of $468 million. See “Liquidity and Capital Resources” for additional information.
     We have updated our outlook for the industry for 2011 by decreasing our expected growth level in North American consumer replacement, while increasing our expected growth level in North American commercial replacement. In North America, consumer replacement is expected to be flat to up 2%, consumer OE up between 5% and 10%, commercial replacement up between 10% and 15% and commercial OE up between 40% and 50%. We anticipate our North American consumer OE volumes will increase at less than the industry rate, given actions we have taken to be more selective in our OE fitments. In Europe, consumer replacement is expected to grow between 4% and 6%, consumer OE between 4% and 8%, commercial replacement between 7% and 11% and commercial OE by approximately 50%. Overall, we continue to expect our unit sales will increase by 3% to 5% in 2011 as we continue to grow in targeted segments, although we now expect to be towards the lower end of that range.
     We continue to see significant volatility in the cost of raw materials. We now expect our raw material costs for the second half of 2011 to increase by more than 30% when compared with 2010, or nearly $600 million per quarter. While the price of natural rubber has moderated recently, the price of synthetic rubber has increased significantly since the beginning of 2011. In order to mitigate some of the impact of rapidly rising raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.
     See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2011 and 2010
Net sales in the second quarter of 2011 were $5,620 million, increasing $1,092 million, or 24.1%, from $4,528 million in the second quarter of 2010. Goodyear net income was $47 million in the second quarter of 2011, compared to Goodyear net income of $28 million in the second quarter of 2010. Goodyear net income available to common shareholders was $40 million, or $0.16 per share, in the second quarter of 2011, compared to Goodyear net income available to common shareholders of $28 million, or $0.11 per share, in the second quarter of 2010, reflecting $7 million of preferred stock dividends in the second quarter of 2011.
     Net sales in the second quarter of 2011 were favorably impacted by improved price and product mix of $628 million, favorable foreign currency translation of $348 million, and an increase in other tire-related business’ sales of $221 million, primarily in North American Tire. These were partially offset by decreased tire volume of $79 million. Consumer and commercial net sales in the second quarter of 2011 were $2,873 million and $1,159 million, respectively. Consumer and commercial net sales in the second quarter of 2010 were $2,424 million and $838 million, respectively.
     Worldwide tire unit sales in the second quarter of 2011 were 42.9 million units, decreasing 1.0 million units, or 2.2%, from 43.9 million units in the second quarter of 2010. Replacement tire volume decreased 0.5 million units, or 1.6%, due to weaker industry volumes, particularly in the North American consumer tire business. OE tire volume also decreased 0.5 million units, or 3.7%, primarily in the consumer markets of North American Tire due to lower vehicle production. Consumer and commercial tire unit sales in the second quarter of 2011 were 38.6 million and 3.7 million, respectively. Consumer and commercial tire unit sales in the second quarter of 2010 were 39.8 million and 3.5 million, respectively.
     Cost of goods sold (“CGS”) in the second quarter of 2011 was $4,572 million, increasing $886 million, or 24.0%, from $3,686 million in the second quarter of 2010. CGS increased due to increased raw material costs of $390 million, unfavorable foreign currency translation of $263 million, primarily in EMEA, higher costs in other tire-related businesses of $202 million, primarily in North American Tire, and product mix-related manufacturing cost increases of $74 million. CGS benefited from lower tire volume of $67 million and lower conversion costs of $1 million. The lower conversion costs resulted from lower under-absorbed fixed overhead costs of approximately $39 million due to higher production volume and savings from rationalization plans of approximately $10 million, partially offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $10 million, increased accelerated depreciation related to the closure of our Union City, Tennessee manufacturing facility, the cost of inflation and higher profit sharing costs in North American Tire. The second quarter of 2011 included $3 million ($3 million after-tax or $0.01 per share) in charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina. The second quarter of 2011 also included asset write-offs and accelerated depreciation of $25 million ($24 million after-tax or $0.10 per share), primarily related to the closure of our Union City, Tennessee manufacturing facility in July 2011, compared to $6 million ($5 million after-tax or $0.02 per share) in the 2010 period. CGS was 81.4% of sales in the second quarter of 2011 and 2010.
     Selling, administrative and general expense (“SAG”) in the second quarter of 2011 was $753 million, increasing $83 million, or 12.4%, from $670 million in the second quarter of 2010. The increase in SAG was primarily driven by unfavorable foreign currency translation of $57 million, increased wages and benefits of $33 million including incentive compensation, and higher advertising expenses of $17 million. Wages and benefits included $5 million in savings from rationalization plans. These increases were partially offset by decreased general and product liability expense of $20 million in North American Tire. SAG was 13.4% of sales in the second quarter of 2011, compared to 14.8% in the second quarter of 2010.
     We recorded net rationalization charges of $46 million in the second quarter of 2011 ($41 million after-tax or $0.17 per share), which included $32 million of charges related to the closure of our Union City, Tennessee manufacturing facility in July 2011. Rationalization actions initiated in the second quarter of 2011 primarily consisted of manufacturing and SAG headcount reductions in EMEA and Asia Pacific Tire.
     We recorded net rationalization charges of $6 million in the second quarter of 2010 ($3 million after-tax or $0.01 per share). Rationalization actions initiated in the second quarter of 2010 consisted of the closure of our manufacturing facility in Taipei, Taiwan.
     Interest expense in the second quarter of 2011 was $81 million, increasing $4 million, or 5.2%, from $77 million in the second quarter of 2010.
     Other Expense in the second quarter of 2011 was $48 million, increasing $41 million from $7 million in the second quarter of 2010. In the second quarter of 2011, we recorded $53 million ($53 million after-tax or $0.22 per share) in financing fees related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Net gains on asset sales were $11 million ($10 million after-tax or $0.04 per share) in the second quarter of 2011 compared to net gains on asset sales of $8 million ($8 million after-tax or $0.03 per share) in the 2010 period. Net gains on asset sales in the second quarter of 2011 related to the sale of the farm tire business in Latin American Tire and the recognition of a deferred gain from the sale of property in North American Tire. Net gains in the second quarter of 2010 related primarily to the recognition of a deferred gain from the sale of property in Latin American Tire. Foreign currency exchange net losses were $6 million in the second quarter of 2011 compared to $12 million in the second quarter of 2010, a favorable change of $6 million. Foreign currency exchange reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
     Tax expense in the second quarter of 2011 was $64 million on income before income taxes of $120 million. Income tax expense was unfavorably impacted by $10 million ($7 million after minority interest or $0.03 per share) due primarily to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction. In the second quarter of 2010, we recorded tax expense of $43 million on income before income taxes of $82 million.
     Minority shareholders’ net income in the second quarter of 2011 was $9 million, compared to net income of $11 million in 2010. The decrease was due primarily to decreased earnings in our joint venture in Europe.
Six Months Ended June 30, 2011 and 2010
Net sales in the first six months of 2011 were $11,022 million, increasing $2,224 million, or 25.3%, from $8,798 million in the first six months of 2010. Goodyear net income was $150 million in the first six months of 2011, compared to a Goodyear net loss of $19 million in the first six months of 2010. Goodyear net income available to common shareholders was $143 million, or $0.57 per share, in the first six months of 2011, compared to a Goodyear net loss available to common shareholders of $19 million, or $0.08 per share, in the first six months of 2010, reflecting $7 million of preferred stock dividends in the first six months of 2011.
     Net sales in the first six months of 2011 were favorably impacted by improved price and product mix of $1,140 million, an increase in other tire-related business’ sales of $497 million, primarily in North American Tire, foreign currency translation of $473 million, primarily in EMEA, and increased tire volume of $140 million, primarily in EMEA. Consumer and commercial net sales in the first six months of 2011 were $5,774 million and $2,213 million, respectively. Consumer and commercial net sales in the first six months of 2010 were $4,849 million and $1,581 million, respectively.
     Worldwide tire unit sales in the first six months of 2011 were 89.7 million units, increasing 1.9 million units, or 2.2%, from 87.8 million units in the first six months of 2010. Replacement tire volume increased 1.6 million units, or 2.5%, due to improved industry volumes primarily in the first quarter. OE tire volume also increased 0.3 million units, or 1.2%, primarily in EMEA due to increased commercial vehicle production. Consumer and commercial tire unit sales in the first six months of 2011 were 81.1 million and 7.3 million, respectively. Consumer and commercial tire unit sales in the first six months of 2010 were 79.9 million and 6.6 million, respectively.
     CGS in the first six months of 2011 was $9,033 million, increasing $1,891 million, or 26.5%, from $7,142 million in the first six months of 2010. CGS increased due to higher raw material costs of $741 million, higher costs in other tire-related businesses of $447 million, primarily in North American Tire, unfavorable foreign currency translation of $363 million, primarily in EMEA, product mix-related manufacturing cost increases of $225 million, and higher tire volume of $120 million. CGS benefited from decreased conversion costs of $50 million. The lower conversion costs were caused primarily by lower under-absorbed fixed overhead costs of approximately $120 million due to higher production volume and savings from rationalization plans of approximately $29 million which were partially offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $17 million, increased accelerated depreciation related to the closure of our Union City, Tennessee manufacturing facility, cost of inflation and higher profit sharing costs in North American Tire. The first six months of 2011 included $3 million ($3 million after-tax or $0.01 per share) in charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina. The first six months of 2011 also included asset write-offs and accelerated depreciation of $34 million ($33 million after-tax or $0.13 per share), compared to $9 million ($7 million after-tax or $0.03 per share) in the 2010 period. CGS was 82.0% of sales in the first six months of 2011, compared to 81.2% in the first six months of 2010.
     SAG in the first six months of 2011 was $1,421 million, increasing $146 million, or 11.5%, from $1,275 million in the first six months of 2010. The increase in SAG was primarily driven by unfavorable foreign currency translation of $71 million, increased wages and benefits of $54 million that included higher incentive compensation of $16 million, and higher advertising expenses of $39 million, which were partially offset by decreased general and product liability expense of $23 million in North American Tire. Wages and benefits included $10 million in savings from rationalization plans. SAG was 12.9% of sales in the first six months of 2011, compared to 14.5% in the first six months of 2010.
     We recorded net rationalization charges of $55 million ($50 million after-tax or $0.19 per share) in the first six months of 2011, which included $36 million of charges related to the closure of our Union City, Tennessee manufacturing facility in July 2011. Rationalization actions initiated in 2011 primarily consisted of manufacturing and SAG headcount reductions in EMEA and Asia Pacific Tire.
     We recorded net rationalization charges of $8 million ($6 million after-tax or $0.02 per share) in the first six months of 2010. Rationalization actions initiated in 2010 consisted of the closure of our manufacturing facility in Taipei, Taiwan and the consolidation of multiple warehouses in North American Tire to improve our supply chain.
     Upon completion of the 2011 plans, we estimate that annual operating costs will be reduced by approximately $1 million in CGS and $9 million in SAG. The savings realized in 2011 for the 2010 and prior years plans totaled $90 million of which $73 million was in CGS and $17 million was in SAG. For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
     Interest expense in the first six months of 2011 was $155 million, increasing $4 million, or 2.6%, from $151 million in the first six months of 2010.
     Other Expense in the first six months of 2011 was $52 million, decreasing $59 million from $111 million in the first six months of 2010. The 2010 period included a loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange structure for essential and non-

essential goods. For further discussion on Venezuela, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” below. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. In the first six months of 2011, we recorded $53 million ($53 million after-tax or $0.20 per share) in financing fees related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Net gains on asset sales were $13 million ($11 million after-tax or $0.04 per share) in the first six months of 2011 compared to $24 million ($16 million after-tax or $0.06 per share) in the 2010 period. Net gains on asset sales in the first six months of 2011 related to the sale of the farm tire business in Latin American Tire and the recognition of a deferred gain from the sale of property in North American Tire. Net gains in the first six months of 2010 related primarily to the sale of land in Thailand and the recognition of a deferred gain from the sale of property in Latin American Tire. Also included in Other Expense in the first six months of 2010 were costs related to a debt exchange offer of $5 million.
     Tax expense in the first six months of 2011 was $126 million on income before income taxes of $306 million. Income tax expense was unfavorably impacted by $18 million ($13 million after minority interest or $0.05 per share) due primarily to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction. In the first six months of 2010, we recorded tax expense of $96 million on income before income taxes of $111 million. Income tax expense for the first six months of 2010 was favorably impacted by $4 million due to various discrete items.
     We continue to maintain a full valuation allowance against our net Federal and state deferred tax assets, however this did not have a significant impact on the consolidated effective tax rate for the first six months of 2011 due to the near break even income before income taxes in the U.S. For the first six months of 2010, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance against our net Federal and state deferred tax assets.
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
     For further information, refer to the Note to the Consolidated Financial Statements No. 5, Income Taxes.
     Minority shareholders’ net income in the first six months of 2011 was $30 million, compared to net income of $34 million in 2010. The decrease was due primarily to decreased earnings in our joint venture in Europe.
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
     Total segment operating income in the second quarter of 2011 was $382 million, increasing $163 million from $219 million in the second quarter of 2010. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2011 was 6.8%, compared to 4.8% in the second quarter of 2010.

     Total segment operating income in the first six months of 2011 was $709 million, increasing $250 million from $459 million in the first six months of 2010. Total segment operating margin in the first six months of 2011 was 6.4%, compared to 5.2% in the first six months of 2010.
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
North American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2011	2010	Change	Change	2011	2010	Change	Change
Tire Units	15.7	16.6	(0.9)	(6.0)%	32.8	31.8	1.0	2.9%
Net Sales	$2,411	$2,049	$362	17.7%	$4,718	$3,828	$890	23.2%
Operating Income	137	16	121		177	2	175
Operating Margin	5.7%	0.8%			3.8%	0.1%
Three Months Ended June 30, 2011 and 2010
North American Tire unit sales in the second quarter of 2011 decreased 0.9 million units, or 6.0%, to 15.7 million units. The decrease was due primarily to lower replacement tire volume of 0.6 million units, or 5.1%, due to lower industry volumes following a strong first quarter 2011 sell-in to dealers and reflecting lower consumer demand. OE tire volume decreased 0.3 million units, or 8.7%, primarily in our consumer business driven by lower vehicle production.
     Net sales in the second quarter of 2011 were $2,411 million, increasing $362 million, or 17.7%, from $2,049 million in the second quarter of 2010. The increase was due primarily to improved price and product mix of $255 million, higher sales in other tire-related businesses of $178 million, driven by an increase in the price of third-party sales of chemical products, and favorable foreign currency translation of $8 million. Lower tire volume of $80 million partially offset these improvements.
     Operating income in the second quarter of 2011 was $137 million, improving $121 million from $16 million in the second quarter of 2010. Operating income improved due primarily to improved price and product mix of $216 million which more than offset higher raw material costs of $131 million, decreased SAG expenses primarily as a result of lower general and product liability expense of $20 million, lower conversion costs of $18 million, and higher operating income from third-party sales of chemical products and other tire-related businesses of $15 million, partially offset by lower tire volume of $10 million. The lower conversion costs were driven by lower under-absorbed fixed overhead costs of approximately $20 million due to higher production volume and decreased pension expense of $7 million, partially offset by inflation and higher profit sharing costs. Conversion costs and SAG expenses included savings from rationalization plans of $5 million and $4 million, respectively.
     Operating income in the second quarter of 2011 excluded net rationalization charges of $34 million and accelerated depreciation charges of $24 million, primarily related to the closure of our Union City, Tennessee manufacturing facility, and net gains on asset sales of $5 million. Operating income in the second quarter of 2010 excluded the reversal of net rationalization charges of $1 million and net gains on asset sales of $1 million.
Six Months Ended June 30, 2011 and 2010
North American Tire unit sales in the first six months of 2011 increased 1.0 million units, or 2.9%, to 32.8 million units. The increase was due primarily to an increase in replacement tire volume of 1.0 million units or 4.1%, primarily in our consumer business driven by higher first quarter sales of Goodyear branded products.
     Net sales in the first six months of 2011 were $4,718 million, increasing $890 million, or 23.2%, from $3,828 million in the first six months of 2010. The increase was due primarily to improved price and product mix of $414 million, higher sales in other tire-related businesses of $388 million, driven by an increase in the volume and price of third-party sales of chemical products, increased tire volume of $72 million, and favorable foreign currency translation of $15 million.
     Operating income in the first six months of 2011 was $177 million, improving $175 million from $2 million in the first six months of 2010. Operating income improved due primarily to improved price and product mix of $332 million which more than offset increased raw material costs of $251 million, lower conversion costs of $39 million, higher operating income from third-party sales of chemical products and other tire-related businesses of $36 million, decreased SAG expenses primarily as a result of lower general and product liability expense of $23 million, and higher tire volume of $8 million. The lower conversion costs were driven by lower under-absorbed fixed overhead costs of approximately $63 million due to higher production volume and decreased pension expense of $22 million, partially offset by higher profit sharing costs and inflation. Conversion costs and SAG expenses included savings from rationalization plans of $12 million and $6 million, respectively.
     Operating income in the first six months of 2011 excluded net rationalization charges of $40 million and accelerated depreciation charges of $32 million, primarily related to the closure of our Union City, Tennessee manufacturing facility, and net gains on asset sales of $5 million. Operating income in the first six months of 2010 excluded net rationalization charges of $5 million, net gains on asset sales of $1 million, and charges for accelerated depreciation and asset write-offs of $1 million.
Europe, Middle East and Africa Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2011	2010	Change	Change	2011	2010	Change	Change
Tire Units	17.0	16.8	0.2	1.9%	36.7	35.2	1.5	4.5%
Net Sales	$1,943	$1,455	$488	33.5%	$3,902	$2,984	$918	30.8%
Operating Income	126	73	53	72.6%	279	182	97	53.3%
Operating Margin	6.5%	5.0%			7.2%	6.1%
Three Months Ended June 30, 2011 and 2010
Europe, Middle East and Africa Tire unit sales in the second quarter of 2011 increased 0.2 million units, or 1.9%, to 17.0 million units. Replacement tire volume increased 0.2 million units, or 1.7%, primarily in consumer replacement as a result of slightly improved economic conditions, while OE tire volume was up slightly.
     Net sales in the second quarter of 2011 were $1,943 million, increasing $488 million, or 33.5%, from $1,455 million in the second quarter of 2010. Net sales increased due primarily to improved price and product mix of $229 million, favorable foreign currency translation of $222 million, higher tire volume of $24 million, and increased sales by other tire-related businesses of $13 million.
     Operating income in the second quarter of 2011 was $126 million, increasing $53 million from $73 million in the second quarter of 2010. Operating income increased due primarily to improved price and product mix of $199 million which more than offset increased raw material costs of $135 million, favorable foreign currency translation of $14 million, and lower conversion costs of $8 million. These improvements were partially offset by an increase in SAG expenses of $23 million due primarily to higher wages and benefits of $12 million, advertising expenses of $10 million, and research and development costs of $4 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $17 million due to higher production volume. Conversion costs and SAG expenses included savings from rationalization plans of $5 million and $1 million, respectively.
     Operating income in the second quarter of 2011 excluded net rationalization charges of $6 million and net gains on asset sales of $1 million. Operating income in the second quarter of 2010 excluded the reversal of net rationalization charges of $1 million and accelerated depreciation of $1 million.
Six Months Ended June 30, 2011 and 2010
Europe, Middle East and Africa Tire unit sales in the first six months of 2011 increased 1.5 million units, or 4.5%, to 36.7 million units. Replacement tire volume increased 1.2 million units, or 4.6%, mostly in consumer replacement as a result of improved economic conditions, while OE tire volume increased 0.3 million units, or 4.2%, primarily in our commercial business.
     Net sales in the first six months of 2011 were $3,902 million, increasing $918 million, or 30.8%, from $2,984 million in the first six months of 2010. Net sales increased due primarily to improved price and product mix of $457 million, favorable foreign currency translation of $268 million, higher tire volume of $120 million, and increased sales by other tire-related businesses of $73 million, primarily in retail.
     Operating income in the first six months of 2011 was $279 million, increasing $97 million from $182 million in the first six months of 2010. Operating income increased due primarily to improved price and product mix of $323 million which more than offset higher raw material costs of $281 million, lower conversion costs of $68 million, higher tire volume of $27 million, and favorable foreign currency translation of $16 million. These were partially offset by an increase in SAG expenses of $42 million, due primarily to increased advertising expenses of $22 million, higher research and development costs of $6 million and higher transportation costs of $4 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $51 million due to higher production volume. Conversion costs and SAG expenses included savings from rationalization plans of $8 million and $1 million, respectively.
     Operating income in the first six months of 2011 excluded net rationalization charges of $7 million and net gains on asset sales of $2 million. Operating income in the first six months of 2010 excluded the reversal of net rationalization charges of $7 million, net gains on asset sales of $1 million, and accelerated depreciation of $1 million.
     In addition, excluding the estimated loss on the sale of approximately $60 million to $80 million, EMEA’s operating income is expected to be favorably affected by approximately $10 million to $15 million on an annualized basis in the event of the sale of our European farm tire business as a result of recent operating losses in that business. The transaction is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils. The put option expires on November 30, 2011. We cannot assure you of our ability to successfully complete a social plan with respect to the discontinuation of consumer tire production at the affected Amiens manufacturing facility on or before November 30, 2011.
Latin American Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2011	2010	Change	Change	2011	2010	Change	Change
Tire Units	5.0	5.2	(0.2)	(2.8)%	9.9	10.3	(0.4)	(3.7)%
Net Sales	$640	$529	$111	21.0%	$1,225	$1,007	$218	21.6%
Operating Income	54	66	(12)	(18.2)%	121	142	(21)	(14.8)%
Operating Margin	8.4%	12.5%			9.9%	14.1%
Three Months Ended June 30, 2011 and 2010
Latin American Tire unit sales in the second quarter of 2011 decreased 0.2 million units, or 2.8%, to 5.0 million units. Replacement tire volume decreased 0.2 million units, or 4.8%, mainly in the lower end of the consumer tire market due to competition from increased imports of tires from Asia, while OE tire volume remained flat. Approximately half of the total unit decline was attributable to the divestiture of our farm tire business, primarily impacting OE unit sales.
     Net sales in the second quarter of 2011 were $640 million, increasing $111 million, or 21.0%, from $529 million in the second quarter of 2010. Net sales increased due primarily to improved price and product mix of $66 million, favorable foreign currency translation of $55 million, primarily in Brazil, and sales by other tire-related businesses of $30 million. These increases were partially offset by $25 million due to the farm tire divestiture on April 1, 2011 and lower tire volume of $13 million.
     Operating income in the second quarter of 2011 was $54 million, decreasing $12 million, or 18.2%, from $66 million in the second quarter of 2010. Operating income decreased due primarily to higher conversion costs of $12 million, the impact of the divestiture of our farm tire business of $8 million and lower tire volume of $4 million. These decreases were partially offset by improved price and product mix of $56 million which offset increased raw material costs of $54 million and favorable foreign currency translation of $4 million.

The second quarter of 2010 also included a $3 million charge ($3 million after-tax or $0.01 per share) due to a one-time importation cost adjustment.
     Operating income in the second quarter of 2011 excluded net gains on asset sales of $3 million. Operating income in the second quarter of 2010 excluded net rationalization charges of $1 million and net gains on asset sales of $7 million.
Six Months Ended June 30, 2011 and 2010
Latin American Tire unit sales in the first six months of 2011 decreased 0.4 million units, or 3.7%, to 9.9 million units. Replacement tire volume decreased 0.6 million units, or 8.0%, primarily in the lower end of the consumer tire market due to competition from increased imports of tires from Asia, while OE tire volume increased 0.2 million units, or 5.2%, primarily in our consumer business due to increased vehicle production.
     Net sales in the first six months of 2011 were $1,225 million, increasing $218 million, or 21.6%, from $1,007 million in the first six months of 2010. Net sales increased due primarily to improved price and product mix of $154 million, favorable foreign currency translation of $91 million, primarily in Brazil, and sales by other tire-related businesses of $34 million. These increases were partially offset by lower tire volume of $34 million and $25 million due to the farm tire divestiture.
     Operating income in the first six months of 2011 was $121 million, decreasing $21 million, or 14.8%, from $142 million in the first six months of 2010. Operating income decreased due primarily to higher conversion costs of $34 million, higher SAG expenses of $13 million, including equity-based taxes of $5 million, lower tire volume of $11 million, and $8 million due to the farm tire divestiture. These decreases were partially offset by improved price and product mix of $133 million which more than offset increased raw material costs of $103 million, favorable foreign currency translation of $7 million, and higher operating income from increased sales by other tire-related businesses of $4 million. The higher conversion costs were primarily driven by wage inflation, a depreciation adjustment related to prior periods of $8 million, an increase of $5 million driven by a first quarter 2010 adjustment of a legal claim reserve for payroll taxes, and ramp-up costs related to the expansion of our manufacturing facility in Chile. Conversion costs and SAG expenses included savings from rationalization plans of $9 million and $3 million, respectively. The first six months of 2010 also included a second quarter charge of $3 million due to a one-time importation cost adjustment.
     Operating income in the first six months of 2011 excluded net gains on asset sales of $4 million. Operating income in the first six months of 2010 excluded net gains on asset sales of $7 million and net rationalization charges of $3 million.
     Latin American Tire’s operating income is expected to be adversely impacted by approximately $30 million to $35 million on an annualized basis following the sale of our Latin American Tire farm tire business on April 1, 2011.
     For information on our Venezuelan subsidiary, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” below.
Asia Pacific Tire

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(In millions)	2011	2010	Change	Change	2011	2010	Change	Change
Tire Units	5.2	5.3	(0.1)	(2.4)%	10.3	10.5	(0.2)	(2.2)%
Net Sales	$626	$495	$131	26.5%	$1,177	$979	$198	20.2%
Operating Income	65	64	1	1.6%	132	133	(1)	(0.8)%
Operating Margin	10.4%	12.9%			11.2%	13.6%
Three Months Ended June 30, 2011 and 2010
Asia Pacific Tire unit sales in the second quarter of 2011 decreased 0.1 million units, or 2.4%, to 5.2 million units. Replacement tire volume increased 0.1 million units, or 2.9%, primarily in consumer replacement, while OE tire volume decreased 0.2 million units, or 10.2%. Decreases in OE unit sales were primarily caused by supply disruptions at OE manufacturers as a result of the natural disaster in Japan. Increased replacement tire volume in China and India more than offset declines in Australia and New Zealand due to a continued weak retail environment.
     Net sales in the second quarter of 2011 were $626 million, increasing $131 million, or 26.5%, from $495 million in the second quarter of 2010. Net sales increased due primarily to improved price and product mix of $78 million, and favorable foreign currency translation of $63 million, largely resulting from the appreciation of the Australian dollar. These increases were partially offset by lower tire volume of $10 million.
     Operating income in the second quarter of 2011 was $65 million, increasing $1 million, or 1.6%, from $64 million in the second quarter of 2010. Operating income increased due primarily to improved price and product mix of $83 million, which more than offset increased raw material costs of $61 million, and favorable foreign currency translation of $7 million. These increases were partially offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $10 million, higher SAG expenses of $7 million, primarily to support sales growth in China and India, higher transportation and other costs of $4 million, higher conversion costs of $3 million, and lower tire volume of $2 million.
     Operating income in the second quarter of 2011 excluded net rationalization charges of $6 million and charges for accelerated depreciation of $1 million. Operating income in the second quarter of 2010 excluded net rationalization charges of $7 million and charges for accelerated depreciation of $5 million.
Six Months Ended June 30, 2011 and 2010
Asia Pacific Tire unit sales in the first six months of 2011 decreased 0.2 million units, or 2.2%, to 10.3 million units. Replacement tire volume was flat, while OE tire volume decreased 0.2 million units, or 4.6%, primarily in our consumer business. Decreases in OE unit sales were primarily caused by supply disruptions at OE manufacturers as a result of the natural disaster in Japan. Increased replacement tire volume in China and India offset declines in Australia and New Zealand due to a continued weak retail environment.
     Net sales in the first six months of 2010 were $1,177 million, increasing $198 million, or 20.2%, from $979 million in the first six months of 2010. Net sales increased due primarily to improved price and product mix of $115 million, which more than offset lower tire volume of $18 million, and favorable foreign currency translation of $99 million.
     Operating income in the first six months of 2011 was $132 million, decreasing $1 million, or 0.8%, from $133 million in the first six months of 2010. Operating income decreased due primarily to incremental start-up expenses for our new manufacturing facility in Pulandian, China of $17 million, higher SAG expenses of $10 million, primarily to support sales growth in China and India, higher transportation and other costs of $7 million, higher conversion costs of $6 million and lower tire volume of $4 million. These were partially offset by improved price and product mix of $127 million which more than offset increased raw material costs of $98 million and favorable foreign currency translation of $11 million.
     Operating income in the first six months of 2011 excluded net rationalization charges of $8 million and charges for accelerated depreciation of $2 million. Operating income in the first six months of 2010 excluded net gains on asset sales of $15 million, net rationalization charges of $8 million, and charges for accelerated depreciation and asset write-offs of $7 million.
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
     We experienced uneven industry conditions in the second quarter of 2011 as the economic recovery in developed markets was impacted by uncertainty surrounding debt issues in the United States and Europe, continued high levels of unemployment and high fuel prices, all of which had a negative impact on customer and consumer confidence. In emerging markets, high inflation and interest rates also contributed to uneven industry growth. In the second quarter of 2011, we amended and restated our European revolving credit facility and completed an offering by GDTE of €250 million 6.75% senior notes due 2019. These European transactions extended our maturities, decreased our level of secured debt, further diversified our creditor and investor base, and provided access to European capital markets, thereby strengthening our balance sheet and further improving our liquidity position. We also redeemed $350 million of our 10.5% senior notes due 2016 during the second quarter of 2011.
     In the first six months of 2011, we had net cash used by operating activities of $669 million compared to $183 million provided by operating activities in the first six months of 2010, which reflects higher working capital exceeding the benefit of improved operating results.
     At June 30, 2011, we had $1,804 million in Cash and cash equivalents, compared to $2,005 million at December 31, 2010. Cash and cash equivalents decreased from December 31, 2010 due primarily to cash used for operating activities of $669 million and capital expenditures of $532 million, which were partially offset by net proceeds from our mandatory convertible preferred stock issuance of $485 million and increased net borrowings of $468 million.
     At June 30, 2011, we had $2,398 million of unused availability under our various credit agreements, compared to $2,475 million at December 31, 2010. The table below provides unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2011	2010
$1.5 billion first lien revolving credit facility due 2013	$1,085	$1,001
€400 million revolving credit facility due 2016	435	664
Chinese credit facilities	231	394
Other domestic and international debt	270	158
Notes payable and overdrafts	377	258

	$2,398	$2,475

At June 30, 2011, our unused availability included $231 million which can only be used to finance the relocation and expansion of our manufacturing facilities in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were $329 million of borrowings outstanding under these credit facilities at June 30, 2011.
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

     In 2011, we expect our operating needs to include global contributions to our funded pension plans of approximately $250 million to $300 million and our investing needs to include capital expenditures of approximately $1.1 billion to $1.2 billion. We also expect interest expense to range between $325 million and $350 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $22 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position which could include obtaining new bank debt or capital markets transactions.
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
     On January 8, 2010, Venezuela established a two-tier exchange rate structure for essential and non-essential goods. For essential goods the official exchange rate was 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate was 4.3 bolivares fuertes to the U.S. dollar. On January 1, 2011, the two-tier exchange rate structure was eliminated. For our unsettled amounts at December 31, 2010 and going forward, the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar will be used for substantially all goods.
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
     If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statement of Operations. At June 30, 2011, we had bolivar fuerte denominated monetary assets of $274 million which consisted primarily of $241 million of cash, $17 million of deferred tax assets and $15 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $98 million which consisted primarily of $55 million of intercompany payables, including $31 million of dividends, $15 million of accounts payable — trade, $13 million of compensation and benefits and $8 million of income taxes payable. At December 31, 2010, we had bolivar fuerte denominated monetary assets of $210 million which consisted primarily of $188 million of cash, $18 million of deferred tax assets and $4 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $75 million which consisted primarily of $48 million of intercompany payables, including $31 million of dividends, $12 million of accounts payable — trade and $7 million of compensation and benefits. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at June 30, 2011 and December 31, 2010.
     Goodyear Venezuela’s sales were 1.3% and 1.0% of our net sales for the three months ended June 30, 2011 and 2010, respectively, and were 1.4% and 1.0% of our net sales for the six months ended June 30, 2011 and 2010, respectively. Goodyear Venezuela’s cost of goods sold was 1.1% of our cost of goods sold for the three and six months ended June 30, 2011, and was 0.9% for the three and six months ended June 30, 2010. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 61% bolivar fuerte denominated and approximately 39% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and increase cost of goods sold by approximately $37 million and approximately $24 million, respectively, on an annual basis.
     During the six month period ended June 30, 2011, Goodyear Venezuela settled $35 million and $84 million, respectively, of U.S. dollar-denominated intercompany payables and accounts payable — trade. For the six month period ended June 30, 2011, 85% of those payables were settled at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar and 15% were settled at the essential goods rate of 2.6 bolivares fuertes to the U.S. dollar, and for the six month period ended June 30, 2010, nearly 100% were settled at the essential goods rate of 2.6 bolivares fuertes to the U.S. dollar. At June 30, 2011, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were approximately $119 million, all of which are expected to settle at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At June 30, 2011, approximately $39 million of the requested settlements were pending up to 180 days, approximately $1 million were pending from 180 to 360 days and approximately $79 million were pending over one year. Amounts pending over one year include imported tires of $19 million, intercompany charges for royalties of $17 million and dividends payable of $31 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
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
Operating Activities
Net cash used in operating activities was $669 million in the first six months of 2011, compared to net cash provided of $183 million in the first six months of 2010. The increase in net cash used in operating activities was due primarily to an increase in working capital due to higher selling prices and raw material costs. In addition, normal seasonal factors and weaker industry sales during the second quarter, particularly in North American Tire, drove a higher level of inventory. The first six months of 2011 included net cash outflows of $1,256 million for trade working capital, compared with net cash outflows of $518 million in the first six months of 2010.
Investing Activities
Net cash used in investing activities was $483 million in the first six months of 2011, compared to $353 million in the first six months of 2010. Capital expenditures were $532 million in the first six months of 2011, compared to $358 million in the first six months of 2010. The increase in capital expenditures in 2011 is due primarily to the continued expansion of manufacturing capacity in China and Chile. Investing activities include net cash outflows of $51 million, reflecting funds which are restricted to use primarily for the relocation and expansion of our manufacturing facilities in China and a pension guarantee in EMEA.
Financing Activities
Net cash provided by financing activities was $927 million in the first six months of 2011, compared to $165 million in the first six months of 2010. Financing activities in 2011 included $485 million of net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $468 million to fund working capital needs and capital expenditures.
Credit Sources
In aggregate, we had total credit arrangements of $8,105 million available at June 30, 2011, of which $2,398 million were unused, compared to $7,689 million available at December 31, 2010, of which $2,475 million were unused. At June 30, 2011, we had long term credit arrangements totaling $7,467 million, of which $2,021 million were unused, compared to $7,193 million and $2,217 million, respectively, at December 31, 2010. At June 30, 2011, we had short term committed and uncommitted credit arrangements totaling $638 million, of which $377 million were unused, compared to $496 million and $258 million, respectively, at December 31, 2010. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
     See Note 8, Financing Arrangements and Derivative Financial Instruments for a discussion of the redemption of a portion of our 10.5% senior notes due 2016, the amendment and restatement of our European revolving credit facility and the issuance of €250 million of GDTE 6.75% senior notes due 2019. See Note 13, Mandatory Convertible Preferred Stock for a discussion of our 5.875% mandatory convertible preferred stock.
Outstanding Notes
At June 30, 2011, we had $2,398 million of outstanding notes, compared to $2,371 million at December 31, 2010.
     For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2010 Form 10-K.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2011, our borrowing base was above the facility’s stated amount of $1.5 billion.
     At June 30, 2011, we had no borrowings outstanding and $415 million of letters of credit issued under the revolving credit facility. At December 31, 2010, we had no borrowings outstanding and $474 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At June 30, 2011 and December 31, 2010, this facility was fully drawn.
€400 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2016
Our amended and restated €400 million revolving credit facility consists of a €100 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (the “German borrower”) and a €300 million all-borrower tranche that is available to GDTE, the German borrower and certain of GDTE’s other subsidiaries. Up to €50 million in letters of credit are available for issuance under the all-borrower tranche. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany provide guarantees to support the facility. GDTE’s obligations under the facility and the obligations of its subsidiaries under the related guarantees are secured by security interests in a variety of collateral. Goodyear and its U.S. and Canadian subsidiaries that guarantee our U.S. senior secured credit facilities also provide unsecured guarantees to support the facility.
     At June 30, 2011, there were no borrowings outstanding under the German tranche and $138 million (€95 million) was outstanding under the all-borrower tranche. At December 31, 2010, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $7 million (€5 million) at June 30, 2011 and $12 million (€9 million) at December 31, 2010.
     Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006 under the first lien facility and December 31, 2010 under the European facility. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below, the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2010 Form 10-K and Note 8, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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
     The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2011, the amount available and fully utilized under this program totaled $463 million (€320 million), compared to $319 million (€238 million) at December 31, 2010. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.

     In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $83 million and $72 million at June 30, 2011 and December 31, 2010, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At June 30, 2011, the gross amount of receivables sold was $149 million, compared to $126 million at December 31, 2010.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At June 30, 2011, these non-revolving credit facilities had total unused availability of 1.5 billion renminbi ($231 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.1 billion renminbi of unused availability at June 30, 2011) matures in 2016 and principal amortization begins in 2013. There were $194 million and $99 million of borrowings outstanding under this facility at June 30, 2011 and December 31, 2010, respectively. The other facility (with 0.4 billion renminbi of unused availability at June 30, 2011) matures in 2018 and principal amortization begins in 2015. There were $135 million and $54 million of borrowings outstanding under this facility at June 30, 2011 and December 31, 2010, respectively. Restricted cash of $33 million and $8 million was related to funds obtained under these credit facilities at June 30, 2011 and December 31, 2010, respectively.
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
     We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:
•	We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of June 30, 2011, our availability under this facility of $1,085 million, plus our Available Cash of $608 million, totaled $1.7 billion, which is in excess of $150 million.

•	We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.
In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, and cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2011, we were in compliance with this financial covenant.
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
     At June 30, 2011, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
Significant updates to our contractual obligations and commitments to make future payments are provided below. Additional information regarding our contractual obligations and commitments can be found under the heading “Commitments and Contingent Liabilities” in our 2010 Form 10-K. Items not included below can be found in the Contractual Obligations Table in our 2010 Form 10-K.

	Payment Due by Period as of December 31, 2010
							Beyond
(In millions)	Total	2011	2012	2013	2014	2015	2015
Debt Obligations (1)	$4,724	$423	$97	$103	$1,207	$324	$2,570
Interest Payments (2)	2,066	307	272	260	240	227	760
Binding Commitments (3)	4,269	2,876	536	342	231	243	41

(1)	Debt obligations include Notes payable and overdrafts and reflect the maturities as of December 31, 2010 updated to include the redemption of $350 million of our 10.5% senior notes due 2016 and the issuance of €250 million of GDTE 6.75% senior notes due 2019.

(2)	These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2010 plus the specified margin in the associated debt agreements for each period presented. These amounts were updated to reflect the interest payments related to the redemption of $350 million of our 10.5% senior notes due 2016 and the issuance of €250 million of GDTE 6.75% senior notes due 2019.

(3)	Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts, updated to include the impact of new commitments entered into since December 31, 2010.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2011, 44% of our debt was at variable interest rates averaging 4.15% compared to 41% at an average rate of 3.72% at December 31, 2010.
     The following table presents information about long term fixed rate debt, excluding capital leases, at June 30:

(In millions)
Fixed Rate Debt	2011	2010
Carrying amount — liability	$2,873	$2,516
Fair value — liability	3,018	2,636
Pro forma fair value — liability	3,118	2,714
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2011 and 2010, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
     The following table presents foreign currency contract information at June 30:

(In millions)	2011	2010
Fair value — asset (liability)	$(10)	$5
Pro forma decrease in fair value	(146)	(116)
Contract maturities	7/11-10/19	7/10-10/19
     The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

     Fair values are recognized on the Consolidated Balance Sheet at June 30 as follows:

(In millions)	2011	2010
Accounts receivable	$12	$8
Other Assets	1	—
Other Current Liabilities	(23)	(2)
Other Long Term Liabilities	—	(1)
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
     Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We are continuing the phased implementation of enterprise resource planning systems in our EMEA, Latin American Tire and Asia Pacific Tire SBUs, a significant portion of which were completed in 2010 and 2011, with the balance to be completed in 2011 and 2012. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2011, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 83,300 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2011, approximately 400 new claims were filed against us and approximately 1,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2011 was $5 million and $9 million, respectively. At June 30, 2011, there were approximately 82,700 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 12, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
     Reference is made to Item 3 of Part I of our 2010 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Our 2010 Form 10-K includes a detailed discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2011. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
4/1/11-4/30/11	—	$—	—	—
5/1/11-5/31/11	9,843	17.82	—	—
6/1/11-6/30/11	—	—	—	—

Total	9,843	$17.82	—	—

ITEM 6. EXHIBITS.
     See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on
Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date: July 28, 2011	By	/s/ Richard J. Noechel
Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2011
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture, dated as of April 20, 2011, among Goodyear Dunlop Tires Europe B.V., as Issuer, the Company, as Parent Guarantor, the subsidiary guarantors party thereto, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank Luxembourg S.A., as Registrar, Deutsche Bank AG, London Branch, as Principal Paying Agent and Transfer Agent, and The Bank of New York Mellon (Luxembourg), S.A., as Luxembourg Paying Agent and Transfer Agent, in respect of GDTE’s 6.75% Senior Notes due 2019.	4.1

10	Material Contracts

(a)	Amended and Restated Revolving Credit Agreement, dated as of April 20, 2011, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BNP Paribas, as Syndication Agent, and the Mandated Lead Arrangers and Joint Bookrunners identified therein.	10.1

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101