Form 10-Q
period 2011-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2011-10-28
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2011:	244,356,197

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2011	2010	2011	2010
NET SALES	$6,062	$4,962	$17,084	$13,760
Cost of Goods Sold	4,973	4,120	14,006	11,262
Selling, Administrative and General Expense	677	640	2,098	1,915
Rationalizations (Note 2)	25	8	80	16
Interest Expense	86	90	241	241
Other (Income) and Expense (Note 3)	(4)	62	48	173
Income before Income Taxes	305	42	611	153
United States and Foreign Taxes (Note 5)	94	55	220	151
Net Income (Loss)	211	(13)	391	2
Less: Minority Shareholders’ Net Income	43	7	73	41
Goodyear Net Income (Loss)	168	(20)	318	(39)
Less: Preferred Stock Dividends	7	—	15	—
Goodyear Net Income (Loss) available to Common Shareholders	$161	$(20)	$303	$(39)
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock
Basic	$0.66	$(0.08)	$1.25	$(0.16)
Weighted Average Shares Outstanding (Note 6)	244	242	244	242
Diluted	$0.60	$(0.08)	$1.19	$(0.16)
Weighted Average Shares Outstanding (Note 6)	281	242	268	242
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	September 30,	December 31,
	2011	2010
Assets:
Current Assets:
Cash and Cash Equivalents	$2,126	$2,005
Accounts Receivable, less Allowance — $105 ($106 in 2010)	4,008	2,736
Inventories:
Raw Materials	1,054	706
Work in Process	200	168
Finished Products	2,783	2,103
	4,037	2,977
Prepaid Expenses and Other Current Assets	341	327
Total Current Assets	10,512	8,045
Goodwill	670	683
Intangible Assets	157	161
Deferred Income Taxes	55	58
Other Assets	472	518
Property, Plant and Equipment, less Accumulated Depreciation — $8,727 ($8,807 in 2010)	6,263	6,165
Total Assets	$18,129	$15,630

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,371	$3,107
Compensation and Benefits (Note 10)	821	756
Other Current Liabilities	1,103	1,018
Notes Payable and Overdrafts (Note 8)	312	238
Long Term Debt and Capital Leases due Within One Year (Note 8)	212	188
Total Current Liabilities	5,819	5,307
Long Term Debt and Capital Leases (Note 8)	5,559	4,319
Compensation and Benefits (Note 10)	3,226	3,415
Deferred and Other Noncurrent Income Taxes	242	242
Other Long Term Liabilities	882	842
Total Liabilities	15,728	14,125

Commitments and Contingent Liabilities (Note 12)

Minority Shareholders’ Equity (Note 1)	626	584

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value:
Authorized, 50 million shares, Outstanding shares — 10 million (0 in 2010), liquidation preference $50 per share	500	—
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 244 million (243 million in 2010) after deducting 7 million treasury shares (8 million in 2010)	244	243
Capital Surplus	2,805	2,805
Retained Earnings	1,169	866
Accumulated Other Comprehensive Loss	(3,219)	(3,270)
Goodyear Shareholders’ Equity	1,499	644
Minority Shareholders’ Equity — Nonredeemable	276	277
Total Shareholders’ Equity	1,775	921
Total Liabilities and Shareholders’ Equity	$18,129	$15,630
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2011	2010	2011	2010
Net Income (Loss)	$211	$(13)	$391	$2
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $0 and $0 in 2011 ($0 and $1 in 2010)	(268)	279	(121)	28
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $2 in 2011 ($14 and $19 in 2010)	42	28	125	110
(Increase) decrease in net actuarial losses, net of tax of $0 and $1 in 2011 ($1 and $1 in 2010)	(4)	2	—	(11)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $1 in 2011 ($0 and $0 in 2010)	4	—	17	1
Deferred derivative gains, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	14	—	—	—
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	7	—	9	—
Unrealized investment gains, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	3	2	8	3
Comprehensive Income	9	298	429	133
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(19)	92	60	26
Goodyear Comprehensive Income	$28	$206	$369	$107
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$391	$2
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	547	487
Amortization and write-off of debt issuance costs	29	22
Net rationalization charges (Note 2)	80	16
Net (gains) losses on asset sales (Note 3)	(24)	(26)
Pension contributions and direct payments	(221)	(248)
Rationalization payments	(80)	(49)
Venezuela currency devaluation (Note 3)	—	110
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(1,419)	(858)
Inventories	(1,154)	(547)
Accounts payable — trade	435	599
Compensation and benefits	299	333
Other current liabilities	90	202
Other assets and liabilities	55	40
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(972)	83
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(806)	(618)
Asset dispositions (Note 4)	68	20
Government grants received	55	—
Increase in restricted cash (Note 8)	(32)	(2)
Return of investment in The Reserve Primary Fund	—	26
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	(715)	(574)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt and overdrafts incurred	190	94
Short term debt and overdrafts paid	(93)	(64)
Long term debt incurred	3,003	1,625
Long term debt paid	(1,674)	(1,229)
Proceeds from issuance of preferred stock	484	—
Preferred stock dividends paid	(7)	—
Common stock issued	7	1
Dividends paid to minority shareholders	(15)	(10)
Debt related costs and other transactions	(20)	(21)
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	1,875	396
Effect of exchange rate changes on cash and cash equivalents (Note 3)	(67)	(162)
Net Change in Cash and Cash Equivalents	121	(257)
Cash and Cash Equivalents at Beginning of the Period	2,005	1,922
Cash and Cash Equivalents at End of the Period	$2,126	$1,665
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
Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2011.
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
In June 2011 the FASB issued an accounting standards update with new guidance on the presentation of other comprehensive income. The standards update eliminates the option of presenting other comprehensive income and its components in the statement of shareholders’ equity. The standards update now requires an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The standard will require us to change the presentation of other comprehensive income in our financial statements effective for fiscal years beginning after December 15, 2011.
Recently Adopted Accounting Standards
In September 2011 the FASB issued an accounting standards update with new guidance on annual goodwill impairment testing. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We have elected to early adopt the standards update effective July 1, 2011. We completed a qualitative assessment of goodwill at July 31, 2011 and concluded it is more likely than not that the fair value of each reporting unit is not less than its carrying value and, therefore, did not perform a quantitative assessment.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income before Income Taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
New charges	$25	$8	$82	$35
Reversals	—	—	(2)	(19)
	$25	$8	$80	$16

The following table shows the roll-forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2010	$212	$18	$230
2011 Charges	49	33	82
Incurred	(50)	(31)	(81)
Reversed to the statement of operations	(1)	(1)	(2)
Foreign currency translation	—	(2)	(2)
Balance at September 30, 2011	$210	$17	$227

During the third quarter of 2011, net rationalization charges of $25 million were recorded. New charges of $25 million were comprised of $6 million for plans initiated in 2011, consisting of $4 million of associate severance costs and $2 million for other exit and non-cancelable lease costs, and $19 million for plans initiated primarily in 2010, consisting of $4 million of associate severance costs and $15 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of the new charges relate to future cash outflows.
During the first nine months of 2011, net rationalization charges of $80 million were recorded. New charges of $82 million were comprised of $18 million for plans initiated in 2011, consisting of $15 million of associate severance costs and $3 million for other exit and non-cancelable lease costs, and $64 million for plans initiated primarily in 2010, consisting of $34 million of associate severance costs and $30 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of the new charges relate to future cash outflows. The net charges in the first nine months of 2011 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 500 associates will be released under 2011 plans.
In the first nine months of 2011, $50 million was incurred for associate severance payments and $31 million was incurred for other exit and non-cancelable lease costs.
The accrual balance of $227 million at September 30, 2011 consists of $210 million for associate severance costs that are expected to be substantially utilized within the next 12 months and $17 million primarily for other exit and non-cancelable lease costs. At September 30, 2011, $86 million and $106 million, respectively, of the accrual balance relates to plans associated with the closure of our Union City, Tennessee manufacturing facility and the announced discontinuation of consumer tire production at one of our facilities in Amiens, France.
Asset write-offs and accelerated depreciation charges of $12 million and $46 million were recorded in cost of goods sold (“CGS”) in the three and nine months ended September 30, 2011, respectively, and were related primarily to property and equipment in our Union City, Tennessee manufacturing facility.
In the third quarter of 2010, net rationalization charges of $8 million were recorded. New charges of $8 million were comprised of $4 million for plans initiated in 2010 and $4 million for plans initiated primarily in 2009. These charges consist of $4 million for associate severance costs and $4 million for other exit and non-cancelable lease costs. Substantially all of these charges related to future cash outflows.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the first nine months of 2010, net rationalization charges of $16 million were recorded. New charges of $35 million were comprised of $14 million for plans initiated in 2010, consisting of $11 million for associate severance and pension costs and $3 million for other exit and non-cancelable lease costs, and $21 million for plans initiated primarily in 2009, consisting of $4 million for associate severance costs and $17 million for other exit and non-cancelable lease costs. Substantially all of these charges related to future cash outflows. The net charges in the first nine months of 2010 also included the reversal of $19 million of charges for actions no longer needed for their originally intended purposes.
Asset write-offs and accelerated depreciation charges of $4 million and $13 million were recorded in CGS in the three and nine months ended September 30, 2010, respectively, and were related primarily to the closure of our Taiwan facility.
Approximately 100 associates were released under programs initiated in 2011 and approximately 2,200 associates, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility, were released under programs initiated in 2010 as of September 30, 2011.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2011	2010	2011	2010
Net foreign currency exchange losses	$4	$5	$13	$126
Financing fees and financial instruments	9	63	81	83
General and product liability — discontinued products (Note 12)	5	3	13	14
Net (gains) losses on asset sales	(11)	(2)	(24)	(26)
Royalty income	(8)	(7)	(28)	(22)
Interest income	(6)	(3)	(12)	(8)
Miscellaneous	3	3	5	6
	$(4)	$62	$48	$173

Net foreign currency exchange losses in the third quarter of 2011 were $4 million, compared to $5 million in the third quarter of 2010. Foreign currency exchange losses in the first nine months of 2011 were $13 million, compared to $126 million in the first nine months of 2010. Losses in 2010 included a loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange rate structure. Foreign currency exchange in all periods also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
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
On January 8, 2010, Venezuela established a two-tier exchange rate structure for essential and non-essential goods. For essential goods the official exchange rate was 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate was 4.3 bolivares fuertes to the U.S. dollar. On January 1, 2011, the two-tier exchange rate structure was eliminated. For our unsettled amounts at December 31, 2010 and going forward, the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar is expected to be used for substantially all goods.
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
Financing fees were $9 million in the third quarter of 2011, compared to $63 million in the third quarter of 2010. Financing fees in 2010 included $56 million of fees on the redemption of $973 million of long term debt in 2010. Financing fees were $81 million in the first nine months of 2011, compared to $83 million in the first nine months of 2010. Financing fees in 2011 included $53 million of charges in the second quarter related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Financing fees and financial instruments consists of the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $6 million of expense related to asbestos claims in the third quarter of 2011 and 2010. In addition, we recorded $2 million and $3 million of income related to probable insurance recoveries in the third quarter of 2011 and 2010, respectively. We recorded $17 million and $18 million of expense related to asbestos claims in the first nine months of 2011 and 2010, respectively. In addition, we recorded $6 million and $4 million of income related to probable insurance recoveries in the first nine months of 2011 and 2010, respectively.
Net gains on asset sales were $11 million in the third quarter of 2011, compared to net gains on asset sales of $2 million in the third quarter of 2010. Net gains on asset sales were $24 million in the first nine months of 2011, compared to net gains on asset sales of $26 million in the first nine months of 2010. Net gains on asset sales in 2011 included a third quarter gain on the sale of land in Asia Pacific Tire, and second quarter gains on the sale of the farm tire business in Latin American Tire and the sale of property in North American Tire. Net gains on asset sales in 2010 included a first quarter gain on the sale of land in Asia Pacific Tire and a second quarter gain on the sale of property in Latin American Tire.
Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consisted primarily of amounts earned on cash deposits.

NOTE 4. SALE OF FARM TIRE AND WIRE BUSINESSES
On December 13, 2010, we entered into agreements with Titan Tire Corporation, a subsidiary of Titan International Inc., to sell our European and Latin American farm tire businesses, including licensing agreements that will allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Latin America and North America. The Latin American portion of the transaction was completed on April 1, 2011. Proceeds from the sale were $99 million, before withholding taxes of $5 million and subject to post-closing adjustments. We recorded a pre-tax gain of $6 million on the sale in the second quarter of 2011. The European portion of the transaction, which has not yet been completed, is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils. The put option expires on November 30, 2011. The purchase price for the European portion of the transaction, if completed, is now expected to be €12.3 million (approximately $17 million) in cash, subject to post-closing adjustments.
The assets and liabilities of the Latin American farm tire business were classified as held-for-sale at December 31, 2010. The carrying amount of the net assets at that date totaled $33 million, and included $44 million of property, plant and equipment, $16 million of inventories, $14 million of deferred income, $10 million of compensation and benefit liabilities, and $5 million of deferred income taxes. Due to uncertainty surrounding the timing of the completion of the Amiens social plan, the European business was classified as held-and-used at September 30, 2011 and at December 31, 2010. The long-lived assets of the European business were tested for impairment at the reporting unit level. No impairment was indicated as a result of that testing. Additionally, the remaining useful life and estimated residual value of the long-lived assets were reviewed and no modifications were indicated as a result of that review.
On July 1, 2011, we sold our steel tire cord (wire) manufacturing business to Hyosung Corporation. The transaction consisted primarily of inventories and manufacturing equipment at our facilities in Asheboro, North Carolina and Colmar-Berg, Luxembourg, and a licensing agreement allowing Hyosung to use certain of our patents and know-how associated with the acquired business. In addition, we entered into an agreement under which Hyosung will supply us with finished wire products. Proceeds from the transaction were $50 million, subject to post-closing adjustments. We recorded a pre-tax gain of approximately $1 million on the transaction in the third quarter of 2011.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. INCOME TAXES
In the third quarter of 2011, we recorded tax expense of $94 million on income before income taxes of $305 million. For the first nine months of 2011, we recorded tax expense of $220 million on income before income taxes of $611 million. Income tax expense for the third quarter and first nine months of 2011 was unfavorably impacted by $5 million and $23 million, respectively, due primarily to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction. We record taxes based on overall estimated annual effective tax rates. Due to our projected marginal profitability in the United States, the estimated annual U.S. effective tax rate is subject to wide variability. Therefore, we recorded taxes on U.S. operations on a discrete item basis for the third quarter of 2011.
In the third quarter of 2010, we recorded tax expense of $55 million on income before income taxes of $42 million. For the first nine months of 2010, we recorded tax expense of $151 million on income before income taxes of $153 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders' equity. Pursuant to this allocation requirement, a non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders' equity. For the three and nine months ended September 30, 2010, the allocated amount is $13 million and $17 million, respectively.
We continue to maintain a full valuation allowance against our net Federal and state deferred tax assets, however this did not have a significant impact on the consolidated effective tax rate for the first nine months of 2011 due to the near break-even income before income taxes in the U.S. For the first nine months of 2010, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance against our net Federal and state deferred tax assets.
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
Generally, years beginning after 2004 are still open to examination by foreign taxing authorities, and in Germany, we are open to examination from 2006 onward. In the United States, we are open to examination for 2011.

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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Earnings per share — basic:
Goodyear net income (loss)	$168	$(20)	$318	$(39)
Less: Preferred stock dividends	7	—	15	—
Goodyear net income (loss) available to common shareholders	$161	$(20)	$303	$(39)
Weighted average shares outstanding	244	242	244	242
Earnings per common share — basic	$0.66	$(0.08)	$1.25	$(0.16)

Earnings per share — diluted:
Goodyear net income (loss)	$168	$(20)	$318	$(39)
Weighted average shares outstanding	244	242	244	242
Dilutive effect of mandatory convertible preferred stock	34	—	21	—
Dilutive effect of stock options and other dilutive securities	3	—	3	—
Weighted average shares outstanding — diluted	281	242	268	242
Earnings per common share — diluted	$0.60	$(0.08)	$1.19	$(0.16)

Weighted average shares outstanding — diluted excludes approximately 9 million and 7 million equivalent shares for the three and nine months ended September 30, 2011, respectively, and excludes approximately 12 million equivalent shares for the three and nine months ended September 30, 2010 related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).
Weighted average shares outstanding — diluted excludes approximately 4 million equivalent shares for the three and nine months ended September 30, 2010 related to options with exercise prices less than the average market price of our common shares (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Sales:
North American Tire	$2,557	$2,176	$7,275	$6,004
Europe, Middle East and Africa Tire	2,226	1,696	6,128	4,680
Latin American Tire	651	569	1,876	1,576
Asia Pacific Tire	628	521	1,805	1,500
Net Sales	$6,062	$4,962	$17,084	$13,760
Segment Operating Income:
North American Tire	$78	$5	$255	$7
Europe, Middle East and Africa Tire	260	77	539	259
Latin American Tire	62	95	183	237
Asia Pacific Tire	63	57	195	190
Total Segment Operating Income	463	234	1,172	693
Rationalizations	(25)	(8)	(80)	(16)
Interest expense	(86)	(90)	(241)	(241)
Other income and (expense)	4	(62)	(48)	(173)
Asset write-offs and accelerated depreciation	(12)	(4)	(46)	(13)
Corporate incentive compensation plans	(8)	(18)	(43)	(45)
Pension curtailments/settlements	(4)	—	(15)	—
Insurance recovery	—	8	—	8
Intercompany profit elimination	(7)	(3)	(18)	(5)
Other	(20)	(15)	(70)	(55)
Income before Income Taxes	$305	$42	$611	$153

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net gains on asset sales, as described in Note 3, Other (Income) Expense, and asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Rationalizations:
North American Tire	$20	$1	$60	$6
Europe, Middle East and Africa Tire	2	5	9	(2)
Latin American Tire	—	1	—	4
Asia Pacific Tire	3	1	11	9
Total Segment Rationalizations	25	8	80	17
Corporate	—	—	—	(1)
	$25	$8	$80	$16
Net (Gains) Losses on Asset Sales:
North American Tire	$(2)	$(1)	$(7)	$(2)
Europe, Middle East and Africa Tire	1	—	(1)	(1)
Latin American Tire	—	—	(4)	(7)
Asia Pacific Tire	(9)	(1)	(9)	(16)
Total Segment Asset Sales	(10)	(2)	(21)	(26)
Corporate	(1)	—	(3)	—
	$(11)	$(2)	$(24)	$(26)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Asset Write-offs and Accelerated Depreciation:
North American Tire	$11	$—	$43	$1
Europe, Middle East and Africa Tire	—	—	—	1
Asia Pacific Tire	1	4	3	11
Total Segment Asset Write-offs and Accelerated Depreciation	$12	$4	$46	$13

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2011, we had total credit arrangements of $8,169 million, of which $1,692 million were unused. At that date, 50% of our debt was at variable interest rates averaging 3.94%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2011, we had short term committed and uncommitted credit arrangements totaling $594 million, of which $282 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2011	2010
Notes payable and overdrafts	$312	$238
Weighted average interest rate	5.02%	4.56%
Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$212	$188
Weighted average interest rate	9.95%	8.77%
Total obligations due within one year	$524	$426

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2011, we had long term credit arrangements totaling $7,575 million, of which $1,410 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2011		December 31, 2010
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
10.5% due 2016	$630		$966
6.75% Euro Notes due 2019	336		—
8.25% due 2020	994		993
8.75% due 2020	264		263
7% due 2028	149		149
Credit Facilities:
$1.5 billion first lien revolving credit facility due 2013	200	1.48%	—	—
$1.2 billion second lien term loan facility due 2014	1,200	1.94%	1,200	1.96%
€400 million revolving credit facility due 2016	524	3.84%	—	—
Pan-European accounts receivable facility due 2015	537	3.84%	319	3.73%
Chinese credit facilities	370	5.75%	153	5.45%
Other domestic and international debt(1)	538	9.71%	446	9.04%
	5,742		4,489
Capital lease obligations	29		18
	5,771		4,507
Less portion due within one year	(212)		(188)
	$5,559		$4,319
________________________________

(1)	Interest rates are weighted average interest rates.

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
At September 30, 2011, we had $200 million of borrowings and $415 million of letters of credit issued under the revolving credit facility. At December 31, 2010, we had no borrowings and $474 million of letters of credit issued under the revolving credit facility.
$1.2 billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At September 30, 2011 and December 31, 2010, this facility was fully drawn.
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
At September 30, 2011, there were $134 million (€100 million) borrowings outstanding under the German tranche and $390 million (€290 million) was outstanding under the all-borrower tranche. At December 31, 2010, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) at September 30, 2011 and $12 million (€9 million) at December 31, 2010.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At September 30, 2011 and December 31, 2010, the amount available, and fully utilized under this program, totaled $537 million (€400 million) and $319 million (€238 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $70 million and $72 million at September 30, 2011 and December 31, 2010, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
For a description of the collateral securing the facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2010 Form 10-K.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At September 30, 2011, these non-revolving credit facilities had total unused availability of 1.3 billion renminbi ($200 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.1 billion renminbi of unused availability at September 30, 2011) matures in 2016 and principal amortization begins in 2013. There were $198 million and $99 million of borrowings outstanding under this facility at September 30, 2011 and December 31, 2010, respectively. The other facility (with 0.2 billion renminbi of unused availability at September 30, 2011) matures in 2018 and principal amortization begins in 2015. There were $172 million and $54 million of borrowings outstanding under this facility at September 30, 2011 and December 31, 2010, respectively. Restricted cash of $16 million and $8 million was related to funds obtained under these credit facilities at September 30, 2011 and December 31, 2010, respectively.
OTHER DOMESTIC DEBT
Global and North American Tire Headquarters
On April 13, 2011, we entered into agreements for the construction of a new Global and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period. Due to our continuing involvement with the financing during construction, we will record a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheet as costs are incurred during the construction period. The total cost of the project is expected to be $160 million, of which approximately $60 million will be funded by government financing and incentives. The total financing liability is expected to approximate $100 million, of which $19 million has been recorded in Long term debt and capital leases at September 30, 2011.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2011	2010
Fair Values — asset (liability):
Accounts receivable	$47	$25
Other assets	—	1
Other current liabilities	(8)	(15)
Other long term liabilities	(1)	—
At September 30, 2011 and December 31, 2010, these outstanding foreign currency derivatives had notional amounts of $1,202 million and $1,324 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction gains of $54 million and $15 million for the three and nine months ended September 30, 2011, respectively, compared to net transaction losses of $63 million and gains of $34 million for the three and nine months ended September 30, 2010, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2011	2010
Fair Values — asset (liability):
Accounts receivable	$7	$—
Other current liabilities	—	(2)
At September 30, 2011 and December 31, 2010, these outstanding foreign currency derivatives had notional amounts of $185 million and $75 million, respectively, and primarily related to intercompany transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2011	2010	2011	2010
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(14)	$—	$—	$—
Amount of deferred loss reclassified from AOCL into CGS	7	—	9	—
Amounts excluded from effectiveness testing	2	—	2	—
The estimated net amount of the deferred gains on September 30, 2011 that is expected to be reclassified to earnings within the next twelve months is $7 million.
The counterparties to our foreign currency contracts were considered by us to be substantial and creditworthy financial institutions that are recognized market makers at the time we entered into those contracts. We seek to control our credit exposure to these counterparties by diversifying across multiple counterparties, by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads, and by monitoring the financial strength of these counterparties on a regular basis. We also enter into master netting agreements with counterparties when possible. By controlling and monitoring exposure to counterparties in this manner, we believe that we effectively manage the risk of loss due to nonperformance by a counterparty. However, the inability of a counterparty to fulfill its contractual obligations to us could have a material adverse effect on our liquidity, financial position or results of operations in the period in which it occurs.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010:

			Quoted Prices in
	Total Carrying		Active Markets for				Significant
	Value in the Consolidated Balance Sheet		Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Assets:
Investments	$47	$38	$47	$38	$—	$—	$—	$—
Foreign Exchange Contracts	54	26	—	—	54	25	—	1
Total Assets at Fair Value	$101	$64	$47	$38	$54	$25	$—	$1

Liabilities:
Foreign Exchange Contracts	$9	$17	$—	$—	$8	$17	$1	$—
Total Liabilities at Fair Value	$9	$17	$—	$—	$8	$17	$1	$—

Derivative financial instrument valuations classified as Level 3 included embedded currency derivatives in long-dated operating leases. The valuation of the embedded currency derivatives is based on an extrapolation of forward rates to the assumed expiration of the leases. Realized and unrealized gains and losses related to the embedded currency derivatives are included in Other Expense.
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2011 and December 31, 2010. The fair value was estimated using quoted market prices or discounted future cash flows.

	September 30,	December 31,
(In millions)	2011	2010
Fixed Rate Debt:
Carrying amount — liability	$2,871	$2,691
Fair value — liability	2,891	2,791

Variable Rate Debt:
Carrying amount — liability	$2,871	$1,798
Fair value — liability	2,719	1,770

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Service cost — benefits earned during the period	$10	$10	$31	$30
Interest cost on projected benefit obligation	71	74	212	222
Expected return on plan assets	(76)	(70)	(229)	(210)
Amortization of: — prior service cost	5	8	17	23
— net losses	33	34	100	100
Net periodic pension cost	43	56	131	165
Curtailments/settlements/termination benefits	4	—	15	—
Total defined benefit pension cost	$47	$56	$146	$165

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Service cost — benefits earned during the period	$8	$6	$24	$19
Interest cost on projected benefit obligation	37	36	113	108
Expected return on plan assets	(33)	(32)	(99)	(94)
Amortization of: — prior service cost	1	—	2	1
— net losses	10	9	29	26
Net periodic pension cost	23	19	69	60
Curtailments/settlements/termination benefits	—	(2)	—	(1)
Total defined benefit pension cost	$23	$17	$69	$59

During the three and nine months ended September 30, 2011, we recognized settlement charges of $4 million and $15 million, respectively, related to one of our U.S. pension plans. These settlement charges resulted from total lump sum payments through September 30, 2011 exceeding estimated annual service and interest cost for the plan.
We expect to contribute approximately $225 million to $250 million to our funded U.S. and non-U.S. pension plans in 2011. For the three and nine months ended September 30, 2011, we contributed $8 million and $26 million, respectively, to our non-U.S. plans and for the three and nine months ended September 30, 2011, we contributed $92 million and $143 million, respectively, to our U.S. plans.
The expense recognized for our contributions to defined contribution savings plans was $24 million and $23 million for the three months ended September 30, 2011 and 2010, respectively, and $75 million and $69 million for the nine months ended September 30, 2011 and 2010, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost for the three months ended September 30, 2011 and 2010 was $2 million and $2 million, respectively, and $7 million and $13 million, which includes a $7 million adjustment in 2010 for participant data related to prior periods, for the nine months ended September 30, 2011 and 2010, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.6 million stock options and 0.1 million performance share units during the nine months ended September 30, 2011 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the nine months ended September 30, 2011 were $13.99 and $6.97, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 2.43%
Volatility: 48.58%
Dividend yield: Nil
We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $15.58 for grants made during the nine months ended September 30, 2011.
We recognized stock-based compensation (benefit) expense of $(2) million and $10 million during the three and nine months ended September 30, 2011, respectively. At September 30, 2011, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $24 million and is expected to be recognized over the remaining vesting period of the respective grants, through August 31, 2015. We recognized stock-based compensation expense of $7 million and $14 million during the three and nine months ended September 30, 2010, respectively.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $47 million and $44 million at September 30, 2011 and December 31, 2010, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million and $12 million were included in Other Current Liabilities at September 30, 2011 and December 31, 2010, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $310 million and $291 million for anticipated costs related to workers’ compensation at September 30, 2011 and December 31, 2010, respectively. Of these amounts, $69 million and $71 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2011 and December 31, 2010, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2011 and December 31, 2010, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $295 million and $328 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at September 30, 2011 and December 31, 2010, respectively. Of these amounts, $45 million and $91 million were included in Other Current Liabilities at September 30, 2011 and December 31, 2010, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. The decrease in the liability from December 31, 2010 was due primarily to payment in 2011 of an unfavorable judgment from 2010 and to favorable claim experience.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to certain asbestos products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 93,300 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $378 million through September 30, 2011 and $365 million through December 31, 2010.
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

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2011	December 31, 2010
Pending claims, beginning of period	83,700	90,200
New claims filed	1,700	1,700
Claims settled/dismissed	(2,600)	(8,200)
Pending claims, end of period	82,800	83,700

Payments (1)	$13	$26
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $130 million and $126 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.
We recorded a receivable related to asbestos claims of $69 million and $67 million as of September 30, 2011 and December 31, 2010, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $9 million and $8 million were included in Current Assets as part of Accounts Receivable at September 30, 2011 and December 31, 2010, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at September 30, 2011, we had approximately $170 million in aggregate limits of excess level policies potentially applicable to indemnity payments for asbestos products claims, in addition to limits of available primary insurance policies. Some of these excess policies provide for payment of defense costs in addition to indemnity limits. A portion of the availability of the excess level policies is included in the $69 million insurance receivable recorded at September 30, 2011. We also had approximately $14 million in aggregate limits for products claims, as well as coverage for premise claims on a per occurrence basis, and defense costs available with our primary insurance carriers through coverage-in-place agreements at September 30, 2011.
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
Income Tax and Other Tax Matters
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
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $50 million). We received similar assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to other suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $47 million). We have filed responses contesting all of the assessments and are defending these matters. In the event we are unsuccessful in defending one or more of these assessments, our results of operations could be materially affected.
Guarantees
We have off-balance sheet financial guarantees written and other commitments totaling approximately $117 million at September 30, 2011, compared to $26 million at December 31, 2010. The increase primarily relates to our obligations in connection with the financing of the construction of our new Global and North American Tire Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

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

In the second quarter of 2011, the Company’s Board of Directors declared cash dividends of $7 million that were paid in the third quarter of 2011.

On August 2, 2011, the Company’s Board of Directors declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on October 3, 2011 to stockholders of record as of the close of business of September 15, 2011.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2011 and 2010:

	September 30, 2011			September 30, 2010
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$644	$277	$921	$735	$251	$986
Comprehensive income (loss):
Net income (loss)	318	38	356	(39)	19	(20)
Foreign currency translation (net of tax of $0 in 2011 and $1 in 2010)	(103)	(20)	(123)	48	8	56
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $2 in 2011 and $19 in 2010)	122	—	122	106	—	106
Increase in net actuarial losses (net of tax of $1 in 2011 and $1 in 2010)	(1)	—	(1)	(12)	—	(12)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $1 in 2011 and $0 in 2010)	17	—	17	1	—	1
Deferred derivative loss (net of tax of $0 in 2011 and $0 in 2010)	—	—	—	—	—	—
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2011 and $0 in 2010)	8	—	8	—	—	—
Unrealized investment gains (net of tax of $0 in 2011 and $0 in 2010)	8	—	8	3	—	3
Other comprehensive income (loss)	51	(20)	31	146	8	154
Total comprehensive income (loss)	369	18	387	107	27	134
Dividends declared to minority shareholders	—	(20)	(20)	—	(10)	(10)
Stock-based compensation plans (Note 11)	10	—	10	8	—	8
Preferred stock issued, net of expenses	484	—	484	—	—	—
Preferred stock dividends declared	(15)	—	(15)	—	—	—
Common stock issued from treasury	7	—	7	—	—	—
Other	—	1	1	9	—	9
Balance at end of period	$1,499	$276	$1,775	$859	$268	$1,127

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$638	$527	$584	$593

Comprehensive income (loss):
Net income	24	1	35	22
Foreign currency translation, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	(41)	61	2	(28)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	1	2	3	4
Decrease in net actuarial losses, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	—	1	1	1
Deferred derivative gain, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	3	—	—	—
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2011 ($0 and $0 in 2010)	1	—	1	—
Total comprehensive income (loss)	(12)	65	42	(1)

Balance at end of period	$626	$592	$626	$592

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
     Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Intercompany cash advances and loans made primarily for the purpose of short-term operating needs are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of the capital stock of various subsidiaries and other capital transactions between members of the consolidated group.
Certain non-guarantor subsidiaries of the Parent Company are restricted from remitting funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or restrictions in credit agreements or other debt instruments of those subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	September 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$576	$60	$1,490	$—	$2,126
Accounts Receivable	1,078	271	2,659	—	4,008
Accounts Receivable From Affiliates	—	505	118	(623)	—
Inventories	1,798	216	2,135	(112)	4,037
Prepaid Expenses and Other Current Assets	60	4	266	11	341
Total Current Assets	3,512	1,056	6,668	(724)	10,512
Goodwill	—	24	471	175	670
Intangible Assets	109	1	47	—	157
Deferred Income Taxes	—	1	55	(1)	55
Other Assets	233	46	193	—	472
Investments in Subsidiaries	4,091	342	4,335	(8,768)	—
Property, Plant and Equipment	2,096	161	3,971	35	6,263
Total Assets	$10,041	$1,631	$15,740	$(9,283)	$18,129
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$860	$200	$2,311	$—	$3,371
Accounts Payable to Affiliates	623	—	—	(623)	—
Compensation and Benefits	426	32	363	—	821
Other Current Liabilities	341	32	734	(4)	1,103
Notes Payable and Overdrafts	—	—	312	—	312
Long Term Debt and Capital Leases Due Within One Year	8	—	204	—	212
Total Current Liabilities	2,258	264	3,924	(627)	5,819
Long Term Debt and Capital Leases	3,463	—	2,096	—	5,559
Compensation and Benefits	2,153	184	889	—	3,226
Deferred and Other Noncurrent Income Taxes	32	3	200	7	242
Other Long Term Liabilities	636	31	215	—	882
Total Liabilities	8,542	482	7,324	(620)	15,728
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	415	211	626
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	244	333	5,029	(5,362)	244
Capital Surplus	2,805	37	1,025	(1,062)	2,805
Retained Earnings	1,169	1,229	2,878	(4,107)	1,169
Accumulated Other Comprehensive Loss	(3,219)	(450)	(1,207)	1,657	(3,219)
Goodyear Shareholders’ Equity	1,499	1,149	7,725	(8,874)	1,499
Minority Shareholders’ Equity — Nonredeemable	—	—	276	—	276
Total Shareholders’ Equity	1,499	1,149	8,001	(8,874)	1,775
Total Liabilities and Shareholders’ Equity	$10,041	$1,631	$15,740	$(9,283)	$18,129

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2010
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$792	$38	$1,175	$—	$2,005
Accounts Receivable	875	219	1,642	—	2,736
Accounts Receivable From Affiliates	—	434	197	(631)	—
Inventories	1,259	185	1,610	(77)	2,977
Prepaid Expenses and Other Current Assets	58	5	257	7	327
Total Current Assets	2,984	881	4,881	(701)	8,045
Goodwill	—	24	476	183	683
Intangible Assets	109	1	51	—	161
Deferred Income Taxes	—	1	58	(1)	58
Other Assets	241	48	229	—	518
Investments in Subsidiaries	3,879	313	4,324	(8,516)	—
Property, Plant and Equipment	2,177	172	3,787	29	6,165
Total Assets	$9,390	$1,440	$13,806	$(9,006)	$15,630
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$814	$140	$2,153	$—	$3,107
Accounts Payable to Affiliates	631	—	—	(631)	—
Compensation and Benefits	411	34	311	—	756
Other Current Liabilities	369	33	618	(2)	1,018
Notes Payable and Overdrafts	—	—	238	—	238
Long Term Debt and Capital Leases Due Within One Year	1	—	187	—	188
Total Current Liabilities	2,226	207	3,507	(633)	5,307
Long Term Debt and Capital Leases	3,573	—	746	—	4,319
Compensation and Benefits	2,296	209	910	—	3,415
Deferred and Other Noncurrent Income Taxes	31	3	202	6	242
Other Long Term Liabilities	620	32	190	—	842
Total Liabilities	8,746	451	5,555	(627)	14,125
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	374	210	584
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	—	—	—	—	—
Common Stock	243	333	5,021	(5,354)	243
Capital Surplus	2,805	35	1,025	(1,060)	2,805
Retained Earnings	866	1,098	2,698	(3,796)	866
Accumulated Other Comprehensive Loss	(3,270)	(477)	(1,144)	1,621	(3,270)
Goodyear Shareholders’ Equity	644	989	7,600	(8,589)	644
Minority Shareholders’ Equity — Nonredeemable	—	—	277	—	277
Total Shareholders’ Equity	644	989	7,877	(8,589)	921
Total Liabilities and Shareholders’ Equity	$9,390	$1,440	$13,806	$(9,006)	$15,630

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations Three Months Ended September 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
NET SALES	$2,451	$781	$7,135	$(4,305)	$6,062
Cost of Goods Sold	2,251	689	6,410	(4,377)	4,973
Selling, Administrative and General Expense	210	49	421	(3)	677
Rationalizations	19	—	6	—	25
Interest Expense	59	5	73	(51)	86
Other (Income) and Expense	(80)	—	(56)	132	(4)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(8)	38	281	(6)	305
United States and Foreign Taxes	30	(1)	66	(1)	94
Equity in Earnings of Subsidiaries	206	22	—	(228)	—
Net Income (Loss)	168	61	215	(233)	211
Less: Minority Shareholders’ Net Income	—	—	43	—	43
Goodyear Net Income (Loss)	168	61	172	(233)	168
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$161	$61	$172	$(233)	$161

	Three Months Ended September 30, 2010
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
NET SALES	$2,020	$662	$5,290	$(3,010)	$4,962
Cost of Goods Sold	1,852	588	4,734	(3,054)	4,120
Selling, Administrative and General Expense	224	46	372	(2)	640
Rationalizations	1	—	7	—	8
Interest Expense	75	4	40	(29)	90
Other (Income) and Expense	3	(4)	(10)	73	62
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(135)	28	147	2	42
United States and Foreign Taxes	(7)	1	59	2	55
Equity in Earnings of Subsidiaries	108	1	—	(109)	—
Net Income (Loss)	(20)	28	88	(109)	(13)
Less: Minority Shareholders’ Net Income	—	—	7	—	7
Goodyear Net Income (Loss)	$(20)	$28	$81	$(109)	$(20)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations Nine Months Ended September 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
NET SALES	$6,845	$2,147	$19,928	$(11,836)	$17,084
Cost of Goods Sold	6,174	1,901	17,929	(11,998)	14,006
Selling, Administrative and General Expense	674	138	1,293	(7)	2,098
Rationalizations	56	3	21	—	80
Interest Expense	186	15	168	(128)	241
Other (Income) and Expense	(174)	(12)	(95)	329	48
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(71)	102	612	(32)	611
United States and Foreign Taxes	29	7	190	(6)	220
Equity in Earnings of Subsidiaries	418	36	—	(454)	—
Net Income (Loss)	318	131	422	(480)	391
Less: Minority Shareholders’ Net Income	—	—	73	—	73
Goodyear Net Income (Loss)	318	131	349	(480)	318
Less: Preferred Stock Dividends	15	—	—	—	15
Goodyear Net Income (Loss) available to Common Shareholders	$303	$131	$349	$(480)	$303

	Nine Months Ended September 30, 2010
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
NET SALES	$5,605	$1,754	$14,706	$(8,305)	$13,760
Cost of Goods Sold	5,077	1,565	13,014	(8,394)	11,262
Selling, Administrative and General Expense	685	137	1,098	(5)	1,915
Rationalizations	1	5	10	—	16
Interest Expense	202	12	109	(82)	241
Other (Income) and Expense	(40)	(15)	56	172	173
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(320)	50	419	4	153
United States and Foreign Taxes	(9)	8	151	1	151
Equity in Earnings of Subsidiaries	272	19	—	(291)	—
Net Income (Loss)	(39)	61	268	(288)	2
Less: Minority Shareholders’ Net Income	—	—	41	—	41
Goodyear Net Income (Loss)	$(39)	$61	$227	$(288)	$(39)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(455)	$44	$(321)	$(240)	$(972)
Cash Flows from Investing Activities:
Capital expenditures	(167)	(19)	(620)	—	(806)
Asset dispositions	61	—	7	—	68
Government grants received	—	—	55	—	55
Capital contributions	—	—	(11)	11	—
Increase in restricted cash	—	—	(32)	—	(32)
Total Cash Flows from Investing Activities	(106)	(19)	(601)	11	(715)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	190	—	190
Short term debt and overdrafts paid	—	—	(93)	—	(93)
Long term debt incurred	212	—	2,791	—	3,003
Long term debt paid	(350)	—	(1,324)	—	(1,674)
Proceeds from issuance of preferred stock	484	—	—	—	484
Preferred stock dividends paid	(7)	—	—	—	(7)
Common stock issued	7	—	—	—	7
Capital contributions	—	—	11	(11)	—
Intercompany dividends paid	—	—	(240)	240	—
Dividends paid to minority shareholders	—	—	(15)	—	(15)
Debt related costs and other transactions	(1)	—	(19)	—	(20)
Total Cash Flows from Financing Activities	345	—	1,301	229	1,875
Effect of exchange rate changes on cash and cash equivalents	—	(3)	(64)	—	(67)
Net Change in Cash and Cash Equivalents	(216)	22	315	—	121
Cash and Cash Equivalents at Beginning of the Period	792	38	1,175	—	2,005
Cash and Cash Equivalents at End of the Period	$576	$60	$1,490	$—	$2,126

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2010
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(113)	$23	$404	$(231)	$83
Cash Flows from Investing Activities:
Capital expenditures	(231)	(14)	(367)	(6)	(618)
Asset dispositions	1	—	19	—	20
Capital contributions	—	—	(136)	136	—
Capital redemptions	12	—	—	(12)	—
Increase in restricted cash	—	—	(2)	—	(2)
Return of investment in The Reserve Primary Fund	26	—	—	—	26
Total Cash Flows from Investing Activities	(192)	(14)	(486)	118	(574)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	3	91	—	94
Short term debt and overdrafts paid	(4)	—	(60)	—	(64)
Long term debt incurred	993	—	632	—	1,625
Long term debt paid	(974)	—	(255)	—	(1,229)
Common stock issued	1	—	—	—	1
Capital contributions	—	—	136	(136)	—
Capital redemptions	—	—	(12)	12	—
Intercompany dividends paid	—	—	(237)	237	—
Dividends paid to minority shareholders	—	—	(10)	—	(10)
Debt related costs and other transactions	(21)	—	—	—	(21)
Total Cash Flows from Financing Activities	(5)	3	285	113	396
Effect of exchange rate changes on cash and cash equivalents	—	—	(162)	—	(162)
Net Change in Cash and Cash Equivalents	(310)	12	41	—	(257)
Cash and Cash Equivalents at Beginning of the Period	802	17	1,103	—	1,922
Cash and Cash Equivalents at End of the Period	$492	$29	$1,144	$—	$1,665

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. SUBSEQUENT EVENTS

Following severe flooding in Thailand, we closed our consumer and aviation tire manufacturing facility in Bangkok on October 20, 2011. We are not currently able to assess the extent of damage to our property and equipment and are not able to determine when the facility will resume production. As a result, our fourth quarter production and sales will be adversely affected.
Although we currently do not expect a material impact on our results of operations, the impact of the floods on OE vehicle production in Thailand and other markets is not fully known at this time. Also, continued adverse weather could result in greater damage to our facilities, extend the period of closure or further affect OE vehicle production. We have insurance coverage available, subject to standard deductibles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income (loss) available to common shareholders.
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
We experienced softening industry conditions in the third quarter of 2011 as the economic recovery in developed markets continued to be impacted by uncertainty surrounding debt issues in Europe and the United States and continued high levels of unemployment, which had a negative impact on customer and consumer confidence. In emerging markets, high inflation and interest rates also contributed to weakening industry conditions. Our tire unit shipments in the third quarter of 2011 were flat compared to the third quarter of 2010. In addition, raw material costs rose significantly in the third quarter of 2011 and are expected to remain high in the fourth quarter of 2011.
In spite of these macroeconomic and industry-specific challenges, we produced record net sales, net income and segment operating income in the third quarter of 2011. During the third quarter, price and product mix more than offset the impact of raw material cost increases on segment operating income. Price and product mix drove an 18% improvement in revenue per tire, excluding the impact of foreign currency translation, in the third quarter of 2011 compared to the prior year period, reflecting our continued focus on driving improved price and product mix through innovative product offerings in targeted market segments.
In the third quarter of 2011, we recovered approximately $43 million of additional under-absorbed fixed overhead costs and realized approximately $106 million of cost savings, including $48 million of raw material cost saving measures, net of higher profit sharing costs in North American Tire under our United Steelworkers contract. For the nine months ended September 30, 2011, we recovered approximately $163 million of under-absorbed fixed overhead costs and realized approximately $253 million of cost savings, including $128 million of raw material cost saving measures, net of higher profit sharing costs.
On July 11, 2011, we ceased production at our tire manufacturing facility in Union City, Tennessee. That facility, which had approximately 1,900 associates, produced radial passenger car and light truck tires. We recorded $30 million and $98 million of charges, including accelerated depreciation and asset write-offs, in the three and nine months ended September 30, 2011 in connection with the closure of that facility. We continue to expect annualized cost savings of approximately $80 million beginning in 2012.
Net sales were $6,062 million in the third quarter of 2011, compared to $4,962 million in the third quarter of 2010. Net sales were $17,084 million in the first nine months of 2011, compared to $13,760 million in the first nine months of 2010. Net sales increased in both periods due to improved price and product mix, favorable foreign currency translation, primarily in EMEA, and an increase in other tire-related businesses, primarily in North American Tire’s third-party sales of chemical products. Higher tire volume also positively impacted net sales for the first nine months of 2011.
In the third quarter of 2011, Goodyear net income was $168 million, compared to a Goodyear net loss of $20 million in the third quarter of 2010. In the third quarter of 2011, Goodyear net income available to common shareholders was $161 million, or $0.60 per share, reflecting $7 million of preferred stock dividends, compared to a Goodyear net loss available to common shareholders of $20 million, or $0.08 per share, in the third quarter of 2010. Our total segment operating income for the third quarter of 2011 was $463 million, compared to $234 million in the third quarter of 2010. The $229 million increase in segment operating income was due primarily to improved price and product mix of $739 million, which more than offset an increase in raw material costs of $506 million, including the effect of raw material cost saving measures. See “Results of Operations — Segment Information” for additional information.
In the first nine months of 2011, Goodyear net income was $318 million, compared to a Goodyear net loss of $39 million in the first nine months of 2010. In the first nine months of 2011, Goodyear net income available to common shareholders was $303 million, or $1.19 per share, reflecting $15 million of preferred stock dividends, compared to a Goodyear net loss available to common shareholders of $39 million, or $0.16 per share, in the first nine months of 2010. Our total segment operating income for the first nine months of 2011 was $1,172 million, compared to segment operating income of $693 million in the first nine months of 2010. The $479 million increase in segment operating income was due primarily to improved price and product mix of $1,654 million, which more than offset an increase in raw material costs of $1,239 million, including the effect of raw material cost saving measures, and lower conversion costs. See “Results of Operations — Segment Information” for additional information.

At September 30, 2011, we had $2,126 million in Cash and cash equivalents as well as $1,692 million of unused availability under our various credit agreements, compared to $2,005 million and $2,475 million, respectively, at December 31, 2010. Cash and cash equivalents increased by $121 million from December 31, 2010 due primarily to cash flows from financing activities exceeding cash flows used for operating and investing activities. See “Liquidity and Capital Resources” for additional information.
We have updated our outlook for the industry for 2011 by decreasing our expected growth levels in North American consumer replacement and European commercial replacement and by refining our estimates for several other categories. In North America, consumer replacement is expected to be flat, consumer OE up approximately 6%, commercial replacement up approximately 13% and commercial OE up approximately 50%. We anticipate our North American consumer OE volumes will increase at less than the industry rate, given actions we have taken to be more selective in our OE fitments. In Europe, consumer replacement is expected to grow approximately 4%, consumer OE approximately 5%, commercial replacement approximately 1% and commercial OE approximately 50%. Overall, we now expect our unit sales in 2011 will increase by approximately 1% due to weakening industry conditions, down from our prior expectation of 3% to 5% growth.
We continue to see significant volatility in the cost of raw materials. We expect our raw material costs for the fourth quarter of 2011 to increase by more than 30% when compared with 2010, or more than $600 million. In order to mitigate some of the impact of rapidly rising raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2011 and 2010
Net sales in the third quarter of 2011 were $6,062 million, increasing $1,100 million, or 22.2%, from $4,962 million in the third quarter of 2010. Goodyear net income was $168 million in the third quarter of 2011, compared to a Goodyear net loss of $20 million in the third quarter of 2010. Goodyear net income available to common shareholders was $161 million, or $0.60 per share, in the third quarter of 2011, reflecting $7 million of preferred stock dividends, compared to a Goodyear net loss available to common shareholders of $20 million, or $0.08 per share, in the third quarter of 2010.
Net sales in the third quarter of 2011 were favorably impacted by improved price and product mix of $733 million, an increase in other tire-related business’ sales of $221 million, primarily in North American Tire, and favorable foreign currency translation of $175 million. These were partially offset by decreased tire volume of $11 million. Consumer and commercial net sales in the third quarter of 2011 were $3,281 million and $1,227 million, respectively. Consumer and commercial net sales in the third quarter of 2010 were $2,738 million and $954 million, respectively.
Worldwide tire unit sales were 47.7 million units in the third quarter of 2011 and 2010. Decreases in replacement tire volume offset increases in OE tire volume. Consumer and commercial tire unit sales in the third quarter of 2011 were 43.3 million and 3.9 million, respectively. Consumer and commercial tire unit sales in the third quarter of 2010 were 43.4 million and 3.7 million, respectively.
Cost of goods sold (“CGS”) in the third quarter of 2011 was $4,973 million, increasing $853 million, or 20.7%, from $4,120 million in the third quarter of 2010. CGS increased due to increased raw material costs of $506 million, higher costs in other tire-related businesses of $203 million, primarily in North American Tire, and unfavorable foreign currency translation of $137 million, primarily in EMEA. CGS benefited from lower tire volume of $15 million which offset increased conversion costs of $15 million. Conversion costs benefited from lower under-absorbed fixed overhead costs of approximately $43 million due to higher production volume and savings from rationalization plans of approximately $11 million, which were offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $13 million, inflationary cost increases and higher profit sharing costs in North American Tire. The third quarter of 2011 also included asset write-offs and accelerated depreciation of $12 million ($12 million after-tax or $0.04 per share), primarily related to the closure of our Union City, Tennessee manufacturing facility in July 2011, compared to $4 million ($3 million after-tax or $0.01 per share) in the 2010 period. CGS was 82.0% of sales in the third quarter of 2011 compared to 83.0% in the third quarter of 2010.
Selling, administrative and general expense (“SAG”) in the third quarter of 2011 was $677 million, increasing $37 million, or 5.8%, from $640 million in the third quarter of 2010. The increase in SAG was primarily driven by unfavorable foreign currency translation of $23 million, increased wages and benefits of $12 million, and higher advertising expenses of $12 million. Wages and benefits included $7 million in savings from rationalization plans. These increases were partially offset by decreased general and product liability expense of $16 million in North American Tire and an insurance recovery of $8 million ($8 million after-tax or $0.03 per share). SAG was 11.2% of sales in the third quarter of 2011, compared to 12.9% in the third quarter of 2010.
We recorded net rationalization charges of $25 million in the third quarter of 2011 ($23 million after-tax or $0.08 per share), which included $19 million of charges related to the closure of our Union City, Tennessee manufacturing facility in July 2011. Rationalization actions initiated in the third quarter of 2011 primarily consisted of SAG headcount reductions in EMEA.
We recorded net rationalization charges of $8 million in the third quarter of 2010 ($7 million after-tax or $0.03 per share). Rationalization actions initiated in the third quarter of 2010 consisted of SAG headcount reductions in EMEA.
Interest expense in the third quarter of 2011 was $86 million, decreasing $4 million, or 4.4%, from $90 million in the third quarter of 2010.
Other (Income) and Expense in the third quarter of 2011 was $4 million of income, improving $66 million from expense of $62 million in the third quarter of 2010. Net gains on asset sales were $11 million ($5 million after-tax or $0.02 per share) in the third quarter of 2011 compared to net gains on asset sales of $2 million in the 2010 period. Net gains on asset sales in the third quarter of 2011 related to the sale of land in Asia Pacific Tire. Net gains in the third quarter of 2010 related primarily to the sale of property in Latin American Tire. Foreign currency exchange net losses were $4 million in the third quarter of 2011 compared to $5 million in the third quarter of 2010. Foreign currency exchange reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. Financing fees were $9 million in the third quarter of 2011 compared to $63 million in the third quarter of 2010. Financing fees in the third quarter of 2010 included $56 million of charges ($56 million after-tax or $0.23 per share) related to the redemption of $973 million of long term debt, of which $50 million was for a cash premium paid on redemption and $6 million was for financing fees which were written off.

Tax expense in the third quarter of 2011 was $94 million on income before income taxes of $305 million. Income tax expense was unfavorably impacted by $5 million ($4 million after minority interest or $0.01 per share) due primarily to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction. We record taxes based on overall estimated annual effective tax rates. Due to our projected marginal profitability in the United States, the estimated annual U.S. effective tax rate is subject to wide variability. Therefore, we recorded our taxes on U.S. operations of $30 million on a discrete item basis for the third quarter of 2011.
In the third quarter of 2010, we recorded tax expense of $55 million on income before income taxes of $42 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders' equity. Pursuant to this allocation requirement, for the three months ended September 30, 2010, a $13 million ($13 million after minority interest or $0.06 per share) non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders' equity.
Minority shareholders’ net income in the third quarter of 2011 was $43 million, compared to $7 million in 2010. The increase was due primarily to increased earnings in our joint venture in Europe.
Nine Months Ended September 30, 2011 and 2010
Net sales in the first nine months of 2011 were $17,084 million, increasing $3,324 million, or 24.2%, from $13,760 million in the first nine months of 2010. Goodyear net income was $318 million in the first nine months of 2011, compared to a Goodyear net loss of $39 million in the first nine months of 2010. Goodyear net income available to common shareholders was $303 million, or $1.19 per share, in the first nine months of 2011, reflecting $15 million of preferred stock dividends, compared to a Goodyear net loss available to common shareholders of $39 million, or $0.16 per share, in the first nine months of 2010.
Net sales in the first nine months of 2011 were favorably impacted by improved price and product mix of $1,873 million, an increase in other tire-related business’ sales of $718 million, primarily in North American Tire, foreign currency translation of $648 million, primarily in EMEA, and increased tire volume of $129 million, primarily in EMEA. Consumer and commercial net sales in the first nine months of 2011 were $9,056 million and $3,440 million, respectively. Consumer and commercial net sales in the first nine months of 2010 were $7,587 million and $2,536 million, respectively.
Worldwide tire unit sales in the first nine months of 2011 were 137.4 million units, increasing 1.9 million units, or 1.4%, from 135.5 million units in the first nine months of 2010. Replacement tire volume increased 1.3 million units, or 1.3%, due to improved industry volumes primarily in the first quarter. OE tire volume also increased 0.6 million units, or 1.7%, primarily in EMEA due to increased commercial vehicle production. Consumer and commercial tire unit sales in the first nine months of 2011 were 124.4 million and 11.2 million, respectively. Consumer and commercial tire unit sales in the first nine months of 2010 were 123.3 million and 10.3 million, respectively.
CGS in the first nine months of 2011 was $14,006 million, increasing $2,744 million, or 24.4%, from $11,262 million in the first nine months of 2010. CGS increased due to higher raw material costs of $1,239 million, higher costs in other tire-related businesses of $650 million, primarily in North American Tire, unfavorable foreign currency translation of $500 million, primarily in EMEA, product mix-related manufacturing cost increases of $219 million, and higher tire volume of $105 million. CGS benefited from decreased conversion costs of $48 million. The lower conversion costs were caused primarily by lower under-absorbed fixed overhead costs of approximately $163 million due to higher production volume and savings from rationalization plans of approximately $40 million, which were partially offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $30 million, inflationary cost increases and higher profit sharing costs in North American Tire. The first nine months of 2011 included $4 million ($4 million after-tax or $0.01 per share) in charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina. The first nine months of 2011 also included asset write-offs and accelerated depreciation of $46 million ($45 million after-tax or $0.17 per share), compared to $13 million ($10 million after-tax or $0.04 per share) in the 2010 period. CGS was 82.0% of sales in the first nine months of 2011, compared to 81.8% in the first nine months of 2010.
SAG in the first nine months of 2011 was $2,098 million, increasing $183 million, or 9.6%, from $1,915 million in the first nine months of 2010. The increase in SAG was primarily driven by unfavorable foreign currency translation of $94 million, increased wages and benefits of $66 million that included higher incentive compensation costs of $6 million, and higher advertising expenses of $51 million, which were partially offset by decreased general and product liability expense of $39 million in North American Tire. Wages and benefits included $17 million in savings from rationalization plans. SAG was 12.3% of sales in the first nine months of 2011, compared to 13.9% in the first nine months of 2010.
We recorded net rationalization charges of $80 million ($74 million after-tax or $0.28 per share) in the first nine months of 2011, which included $55 million of charges related to the closure of our Union City, Tennessee manufacturing facility in July 2011. Rationalization actions initiated in 2011 primarily consisted of manufacturing and SAG headcount reductions in EMEA and Asia Pacific Tire.

We recorded net rationalization charges of $16 million ($13 million after-tax or $0.05 per share) in the first nine months of 2010. Rationalization actions initiated in 2010 consisted of the closure of our manufacturing facility in Taipei, Taiwan and the consolidation of multiple warehouses in North American Tire to improve our supply chain.
Upon completion of the 2011 plans, we estimate that annual operating costs will be reduced by approximately $1.1 million in CGS and $12.4 million in SAG. The savings realized in 2011 for the 2010 and prior years plans totaled $116 million of which $87 million was in CGS and $29 million was in SAG. For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest expense was $241 million in the first nine months of 2011 and 2010.
Other (Income) and Expense in the first nine months of 2011 was $48 million of expense, improving $125 million from $173 million of expense in the first nine months of 2010. The 2010 period included a loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. For further discussion on Venezuela, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” below. Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. Financing fees in the first nine months of 2011 were $81 million, which included $53 million ($53 million after-tax or $0.20 per share) in financing fees related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Financing fees in the first nine months of 2010 of $83 million included $56 million of charges related to the redemption of $973 million of long term debt, of which $50 million was a cash premium paid on the redemption and $6 million was for financing fees which were written off. Net gains on asset sales were $24 million ($16 million after-tax or $0.06 per share) in the first nine months of 2011 compared to $26 million ($17 million after-tax or $0.07 per share) in the 2010 period. Net gains on asset sales in the first nine months of 2011 related to the sale of land in Asia Pacific Tire, the sale of the farm tire business in Latin American Tire and the sale of property in North American Tire. Net gains in the first nine months of 2010 related primarily to the sale of land in Asia Pacific Tire and the sale of property in Latin American Tire. Also included in Other (Income) and Expense in the first nine months of 2010 were costs related to a debt exchange offer of $5 million.
Tax expense in the first nine months of 2011 was $220 million on income before income taxes of $611 million. Income tax expense was unfavorably impacted by $23 million ($17 million after minority interest or $0.06 per share) due primarily to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction. We record taxes based on overall estimated annual effective tax rates. Due to our projected marginal profitability in the United States, the estimated annual U.S. effective tax rate is subject to wide variability. Therefore, we recorded our taxes on U.S. operations of $31 million on a discrete item basis for the first nine months of 2011.
In the first nine months of 2010, we recorded tax expense of $151 million on income before income taxes of $153 million. Our income tax expense or benefit is allocated among operations and items charged or credited directly to shareholders' equity. Pursuant to this allocation requirement, for the nine months ended September 30, 2010, a $17 million ($17 million after minority interest or $0.07 per share) non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders' equity.
We continue to maintain a full valuation allowance against our net Federal and state deferred tax assets, however this did not have a significant impact on the consolidated effective tax rate for the first nine months of 2011 due to the near break-even income before income taxes in the U.S. For the first nine months of 2010, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance against our net Federal and state deferred tax assets.
Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, in certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion of these valuation allowances within the next 12 months will exist, resulting in possible one-time tax benefits of up to $130 million ($115 million net of minority interest).
For further information, refer to the Note to the Consolidated Financial Statements No. 5, Income Taxes.
Minority shareholders’ net income in the first nine months of 2011 was $73 million, compared to net income of $41 million in 2010. The increase was due primarily to increased earnings in our joint venture in Europe.

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
Total segment operating income in the third quarter of 2011 was $463 million, increasing $229 million from $234 million in the third quarter of 2010. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2011 was 7.6%, compared to 4.7% in the third quarter of 2010.
Total segment operating income in the first nine months of 2011 was $1,172 million, increasing $479 million from $693 million in the first nine months of 2010. Total segment operating margin in the first nine months of 2011 was 6.9%, compared to 5.0% in the first nine months of 2010.
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
North American Tire

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2011	2010	Change	Change	2011	2010	Change	Change
Tire Units	16.6	18.0	(1.4)	(7.6)%	49.4	49.8	(0.4)	(0.9)%
Net Sales	$2,557	$2,176	$381	17.5%	$7,275	$6,004	$1,271	21.2%
Operating Income	78	5	73		255	7	248
Operating Margin	3.1%	0.2%			3.5%	0.1%
Three Months Ended September 30, 2011 and 2010
North American Tire unit sales in the third quarter of 2011 decreased 1.4 million units, or 7.6%, to 16.6 million units. The decrease was due primarily to lower replacement tire volume of 1.4 million units, or 10.0%, reflecting lower sales of low-end consumer products consistent with our selective approach and reduced demand following price increases. OE tire volume was consistent with the third quarter of 2010.
Net sales in the third quarter of 2011 were $2,557 million, increasing $381 million, or 17.5%, from $2,176 million in the third quarter of 2010. The increase was due primarily to improved price and product mix of $309 million, higher sales in other tire-related businesses of $171 million, primarily related to an increase in the price of third-party sales of chemical products, and favorable foreign currency translation of $13 million. Lower tire volume of $113 million partially offset these improvements.
Operating income in the third quarter of 2011 was $78 million, improving $73 million from $5 million in the third quarter of 2010. Operating income improved due primarily to improved price and product mix of $262 million which more than offset higher raw material costs of $214 million, lower SAG expenses of $17 million, primarily related to lower general and product liability costs, higher operating income from third-party sales of chemical products and other tire-related businesses of $14 million, and lower conversion costs of $7 million, which were partially offset by lower tire volume of $11 million and higher transportation costs of $5 million. The lower conversion costs were driven by lower under-absorbed fixed overhead costs of approximately $18 million due to higher production volume and decreased pension expense of $5 million, partially offset by inflation and higher profit sharing costs. Conversion costs and SAG expenses included savings from rationalization plans of $4 million and $3 million, respectively.

Operating income in the third quarter of 2011 excluded net rationalization charges of $20 million and charges for accelerated depreciation and asset write-offs of $11 million, primarily related to the closure of our Union City, Tennessee manufacturing facility, and net gains on asset sales of $2 million. Operating income in the third quarter of 2010 excluded net rationalization charges of $1 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2011 and 2010
North American Tire unit sales in the first nine months of 2011 decreased 0.4 million units, or 0.9%, to 49.4 million units. The decrease was due primarily to a decrease in replacement tire volume of 0.4 million units, or 1.1%, reflecting lower third quarter sales of low-end consumer products consistent with our selective approach and reduced demand following price increases. OE tire volume remained flat with decreases in our consumer business offsetting increases in our commercial business.
Net sales in the first nine months of 2011 were $7,275 million, increasing $1,271 million, or 21.2%, from $6,004 million in the first nine months of 2010. The increase was due primarily to improved price and product mix of $723 million, higher sales in other tire-related businesses of $559 million, primarily related to an increase in the price and volume of third-party sales of chemical products, and favorable foreign currency translation of $28 million, partially offset by decreased tire volume of $41 million.
Operating income in the first nine months of 2011 was $255 million, improving $248 million from $7 million in the first nine months of 2010. Operating income improved due primarily to improved price and product mix of $594 million which more than offset increased raw material costs of $465 million, higher operating income from third-party sales of chemical products and other tire-related businesses of $50 million, lower conversion costs of $46 million, and decreased SAG expenses of $32 million, primarily related to lower general and product liability costs, partially offset by higher transportation costs of $8 million and lower tire volume of $3 million. The lower conversion costs were driven by lower under-absorbed fixed overhead costs of approximately $81 million due to higher production volume and decreased pension expense of $27 million, partially offset by higher profit sharing costs and inflation. Conversion costs and SAG expenses included savings from rationalization plans of $16 million and $9 million, respectively.
Operating income in the first nine months of 2011 excluded net rationalization charges of $60 million and charges for accelerated depreciation and asset write-offs of $43 million, primarily related to the closure of our Union City, Tennessee manufacturing facility, as well as net gains on asset sales of $7 million. Operating income in the first nine months of 2010 excluded net rationalization charges of $6 million, net gains on asset sales of $2 million, and charges for accelerated depreciation and asset write-offs of $1 million.
Europe, Middle East and Africa Tire

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2011	2010	Change	Change	2011	2010	Change	Change
Tire Units	20.7	19.1	1.6	8.3%	57.4	54.3	3.1	5.9%
Net Sales	$2,226	$1,696	$530	31.3%	$6,128	$4,680	$1,448	30.9%
Operating Income	260	77	183		539	259	280
Operating Margin	11.7%	4.5%			8.8%	5.5%
Three Months Ended September 30, 2011 and 2010
Europe, Middle East and Africa Tire unit sales in the third quarter of 2011 increased 1.6 million units, or 8.3%, to 20.7 million units. Replacement tire volume increased 1.1 million units, or 7.2%, primarily in consumer replacement as a result of strong winter tire sales, while OE tire volume increased 0.5 million units, or 12.9%, primarily in our consumer business due to higher vehicle production.
Net sales in the third quarter of 2011 were $2,226 million, increasing $530 million, or 31.3%, from $1,696 million in the third quarter of 2010. Net sales increased due primarily to improved price and product mix of $289 million, higher tire volume of $123 million, favorable foreign currency translation of $101 million, and increased sales by other tire-related businesses of $16 million.
Operating income in the third quarter of 2011 was $260 million, increasing $183 million from $77 million in the third quarter of 2010. Operating income increased due primarily to improved price and product mix of $327 million which more than offset increased raw material costs of $169 million, higher tire volume of $21 million, lower conversion costs of $9 million, and favorable foreign currency translation of $7 million. These improvements were partially offset by an increase in SAG expenses of $20 million due primarily to higher wages and benefits of $10 million and advertising expenses of $7 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $22 million due to higher production volume, partially offset by inflationary cost increases. SAG expenses included savings from rationalization plans of $3 million. Operating income in the third quarter of 2010 also included the impact of a strike in South Africa of $3 million ($3 million after-tax or $0.01 per share).
Operating income in the third quarter of 2011 excluded net rationalization charges of $2 million and net losses on asset sales of $1 million. Operating income in the third quarter of 2010 excluded net rationalization charges of $5 million.
Nine Months Ended September 30, 2011 and 2010
Europe, Middle East and Africa Tire unit sales in the first nine months of 2011 increased 3.1 million units, or 5.9%, to 57.4 million units. Replacement tire volume increased 2.3 million units, or 5.6%, mostly in consumer replacement as a result of improved economic conditions and strong winter tire sales, while OE tire volume increased 0.8 million units, or 6.8%, driven by increased vehicle production in both our consumer and commercial businesses.
Net sales in the first nine months of 2011 were $6,128 million, increasing $1,448 million, or 30.9%, from $4,680 million in the first nine months of 2010. Net sales increased due primarily to improved price and product mix of $746 million, favorable foreign currency translation of $369 million, higher tire volume of $243 million, and increased sales by other tire-related businesses of $89 million, primarily in retail.
Operating income in the first nine months of 2011 was $539 million, increasing $280 million from $259 million in the first nine months of 2010. Operating income increased due primarily to improved price and product mix of $650 million which more than offset higher raw material costs of $450 million, lower conversion costs of $77 million, higher tire volume of $48 million, and favorable foreign currency translation of $23 million. These were partially offset by an increase in SAG expenses of $62 million, due primarily to increased advertising expenses of $29 million and higher wages and benefits of $26 million. Conversion costs included lower under-absorbed fixed overhead costs of approximately $73 million due to higher production volume. Conversion costs and SAG expenses included savings from rationalization plans of $8 million and $4 million, respectively.
Operating income in the first nine months of 2011 excluded net rationalization charges of $9 million and net gains on asset sales of $1 million. Operating income in the first nine months of 2010 excluded the reversal of net rationalization charges of $2 million, net gains on asset sales of $1 million, and accelerated depreciation of $1 million.
The sale of the European farm tire business is subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils. The put option expires on November 30, 2011. While we intend to complete a social plan with respect to the discontinuation of consumer tire production at the affected Amiens, France manufacturing facility and to sell the European farm tire business, it is unlikely that we will be able to do so on or before November 30, 2011. In the event that the European farm tire business is sold, we estimate that the loss on the sale would be approximately $50 million to $60 million and EMEA’s operating income would be favorably affected by approximately $15 million to $20 million on an annualized basis as a result of recent operating losses in that business.
Latin American Tire

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2011	2010	Change	Change	2011	2010	Change	Change
Tire Units	5.1	5.2	(0.1)	(1.9)%	15.0	15.5	(0.5)	(3.1)%
Net Sales	$651	$569	$82	14.4%	$1,876	$1,576	$300	19.0%
Operating Income	62	95	(33)	(34.7)%	183	237	(54)	(22.8)%
Operating Margin	9.5%	16.7%			9.8%	15.0%
Three Months Ended September 30, 2011 and 2010
Latin American Tire unit sales in the third quarter of 2011 decreased 0.1 million units, or 1.9%, to 5.1 million units. Replacement tire volume remained flat, while OE tire volume decreased 0.1 million units, or 3.5%. Approximately half of the total unit decline was attributable to the divestiture of our farm tire business, primarily impacting OE unit sales.

Net sales in the third quarter of 2011 were $651 million, increasing $82 million, or 14.4%, from $569 million in the third quarter of 2010. Net sales increased due primarily to improved price and product mix of $64 million, sales by other tire-related businesses of $32 million, and favorable foreign currency translation of $16 million. These increases were partially offset by $23 million due to the farm tire business divestiture on April 1, 2011 and lower tire volume of $10 million.
Operating income in the third quarter of 2011 was $62 million, decreasing $33 million, or 34.7%, from $95 million in the third quarter of 2010. Operating income decreased due primarily to higher conversion costs of $16 million, the impact of the divestiture of our farm tire business of $8 million, higher SAG expenses of $5 million, lower tire volume of $3 million, and unfavorable foreign currency translation of $2 million. These decreases were partially offset by improved price and product mix of $67 million which offset increased raw material costs of $64 million. Conversion costs included savings from rationalization plans of $6 million. Lower operating income in Brazil in 2011, primarily due to competition from increased imports of tires from Asia and inflationary cost increases, drove the year over year decline in segment operating income.
Operating income in the third quarter of 2010 excluded net rationalization charges of $1 million.
Nine Months Ended September 30, 2011 and 2010
Latin American Tire unit sales in the first nine months of 2011 decreased 0.5 million units, or 3.1%, to 15.0 million units. Replacement tire volume decreased 0.6 million units, or 5.7%, primarily in the lower end of the consumer tire market due to competition from increased imports of tires from Asia, while OE tire volume increased 0.1 million units, or 2.2%, primarily in our consumer business due to increased vehicle production in the first half of 2011. Approximately 25% of the total unit decline was attributable to the divestiture of our farm tire business, primarily impacting OE unit sales.
Net sales in the first nine months of 2011 were $1,876 million, increasing $300 million, or 19.0%, from $1,576 million in the first nine months of 2010. Net sales increased due primarily to improved price and product mix of $218 million, favorable foreign currency translation of $107 million, primarily in Brazil, and sales by other tire-related businesses of $66 million. These increases were partially offset by lower sales volume of $48 million due to the farm tire business divestiture and lower tire volume in other businesses of $44 million.
Operating income in the first nine months of 2011 was $183 million, decreasing $54 million, or 22.8%, from $237 million in the first nine months of 2010. Operating income decreased due primarily to higher conversion costs of $45 million, higher SAG expenses of $18 million, including equity-based taxes of $5 million, $16 million due to the farm tire business divestiture, and lower tire volume of $14 million. These decreases were partially offset by improved price and product mix of $200 million which more than offset increased raw material costs of $167 million, favorable foreign currency translation of $5 million, and higher operating income from increased sales by other tire-related businesses of $4 million. The higher conversion costs were primarily driven by wage inflation, a depreciation adjustment related to prior periods of $8 million, an increase of $5 million driven by a first quarter 2010 adjustment of a legal claim reserve for payroll taxes, and ramp-up costs related to the expansion of our manufacturing facility in Chile. Conversion costs and SAG expenses included savings from rationalization plans of $15 million and $3 million, respectively. Lower operating income in Brazil in 2011, primarily due to competition from increased imports of tires from Asia and inflationary cost increases, drove the year over year decline in segment operating income.
Operating income in the first nine months of 2011 excluded net gains on asset sales of $4 million. Operating income in the first nine months of 2010 excluded net gains on asset sales of $7 million and net rationalization charges of $4 million.
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
Asia Pacific Tire

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2011	2010	Change	Change	2011	2010	Change	Change
Tire Units	5.3	5.4	(0.1)	(2.1)%	15.6	15.9	(0.3)	(2.2)%
Net Sales	$628	$521	$107	20.5%	$1,805	$1,500	$305	20.3%
Operating Income	63	57	6	10.5%	195	190	5	2.6%
Operating Margin	10.0%	10.9%			10.8%	12.7%
Three Months Ended September 30, 2011 and 2010

Asia Pacific Tire unit sales in the third quarter of 2011 decreased 0.1 million units, or 2.1%, to 5.3 million units. Replacement tire volume was flat, while OE tire volume decreased 0.1 million units, or 5.4%. Increased replacement tire volume in China was offset by declines in other countries.
Net sales in the third quarter of 2011 were $628 million, increasing $107 million, or 20.5%, from $521 million in the third quarter of 2010. Net sales increased due primarily to improved price and product mix of $71 million and favorable foreign currency translation of $45 million, largely resulting from the appreciation of the Australian dollar. These increases were partially offset by lower tire volume of $11 million.
Operating income in the third quarter of 2011 was $63 million, increasing $6 million, or 10.5%, from $57 million in the third quarter of 2010. Operating income increased due primarily to improved price and product mix of $83 million, which more than offset increased raw material costs of $59 million, and favorable foreign currency translation of $6 million. These increases were partially offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $13 million, higher transportation and other costs of $3 million, lower tire volume of $3 million, and higher conversion costs of $2 million.
Operating income in the third quarter of 2011 excluded net gains on asset sales of $9 million, net rationalization charges of $3 million and charges for accelerated depreciation of $1 million. Operating income in the third quarter of 2010 excluded charges for asset write-offs and accelerated depreciation of $4 million, net rationalization charges of $1 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2011 and 2010
Asia Pacific Tire unit sales in the first nine months of 2011 decreased 0.3 million units, or 2.2%, to 15.6 million units. Replacement tire volume was flat, while OE tire volume decreased 0.3 million units, or 4.9%, primarily in our consumer business. Decreases in OE unit sales were primarily caused by supply disruptions at OE manufacturers as a result of the natural disaster in Japan. Increased replacement tire volume in China and India offset declines in Australia and New Zealand due to a continued weak retail environment.
Net sales in the first nine months of 2011 were $1,805 million, increasing $305 million, or 20.3%, from $1,500 million in the first nine months of 2010. Net sales increased due primarily to improved price and product mix of $186 million and favorable foreign currency translation of $144 million, largely resulting from the appreciation of the Australian dollar, which more than offset lower tire volume of $29 million.
Operating income in the first nine months of 2011 was $195 million, increasing $5 million, or 2.6%, from $190 million in the first nine months of 2010. Operating income increased due primarily to improved price and product mix of $210 million, which more than offset increased raw material costs of $157 million, and favorable foreign currency translation of $17 million. These increases were partially offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $30 million, higher SAG expenses of $12 million, primarily to support sales growth in China and India, higher transportation and other costs of $12 million, higher conversion costs of $8 million and lower tire volume of $7 million.
Operating income in the first nine months of 2011 excluded net rationalization charges of $11 million, net gains on asset sales of $9 million, and charges for accelerated depreciation of $3 million. Operating income in the first nine months of 2010 excluded net gains on asset sales of $16 million, charges for accelerated depreciation and asset write-offs of $11 million, and net rationalization charges of $9 million.
In 2011, start-up expenses of our new manufacturing facility in Pulandian, China are expected to adversely impact Asia Pacific Tire’s operating income by $40 million to $45 million compared to 2010.

Following severe flooding in Thailand, we closed our consumer and aviation tire manufacturing facility in Bangkok on October 20, 2011. We are not currently able to assess the extent of damage to our property and equipment and are not able to determine when the facility will resume production. As a result, our fourth quarter production and sales will be adversely affected.
Although we currently do not expect a material impact on the Company's results of operations, the impact of the floods on OE vehicle production in Thailand and other markets is not fully known at this time. Also, continued adverse weather could result in greater damage to our facilities, extend the period of closure or further affect OE vehicle production. We have insurance coverage available, subject to standard deductibles.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
We experienced softening industry conditions in the third quarter of 2011 as the economic recovery in developed markets continued to be impacted by uncertainty surrounding debt issues in Europe and the United States and continued high levels of unemployment, which had a negative impact on customer and consumer confidence. In emerging markets, high inflation and interest rates also contributed to weakening industry conditions. At September 30, 2011, we had solid liquidity, with approximately $3.8 billion of cash and cash equivalents and unused availability under our credit facilities.
In the first nine months of 2011, we had net cash used by operating activities of $972 million compared to $83 million provided by operating activities in the first nine months of 2010, which reflects higher working capital exceeding the benefit of improved operating results.
At September 30, 2011, we had $2,126 million in Cash and cash equivalents, compared to $2,005 million at December 31, 2010. Cash and cash equivalents increased from December 31, 2010 by $121 million due primarily to net proceeds from our mandatory convertible preferred stock issuance of $484 million and increased net borrowings of $1,426 million exceeding cash used for operating activities of $972 million and investing activities of $715 million.
At September 30, 2011, we had $1,692 million of unused availability under our various credit agreements, compared to $2,475 million at December 31, 2010. The table below provides unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2011	2010
$1.5 billion first lien revolving credit facility due 2013	$885	$1,001
€400 million revolving credit facility due 2016	5	664
Chinese credit facilities	200	394
Other domestic and international debt	320	158
Notes payable and overdrafts	282	258
	$1,692	$2,475
At September 30, 2011, our unused availability included $200 million which can only be used to finance the relocation and expansion of our manufacturing facilities in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of these manufacturing facilities. There were $370 million of borrowings outstanding under these credit facilities at September 30, 2011.
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
In 2011, we expect our operating needs to include global contributions to our funded pension plans of approximately $225 million to $250 million and our investing needs to include capital expenditures of approximately $1.1 billion to $1.2 billion. We also now expect interest expense to be approximately $330 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $22 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) provides funding relief for defined benefit pension plan sponsors by deferring near-term contributions. As allowed by the Pension Relief Act, we elected funding relief for the 2009 and 2011 plan years, which is expected to reduce our total U.S. pension contributions in 2011 to 2014 by approximately $275 million to $325 million. We currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $200 million to $225 million in 2011. The reduction from funding relief will result in increased contributions in years after 2014.
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
Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles since it experienced a rate of general inflation in excess of 100% over the latest three year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements since January 1, 2010 were determined using official exchange rates and are reported in Other (Income) Expense.
On January 8, 2010, Venezuela established a two-tier exchange rate structure for essential and non-essential goods. For essential goods the official exchange rate was 2.6 bolivares fuertes to the U.S. dollar and for non-essential goods the official exchange rate was 4.3 bolivares fuertes to the U.S. dollar. On January 1, 2011, the two-tier exchange rate structure was eliminated. For our unsettled amounts at December 31, 2010 and going forward, the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar is expected to be used for substantially all goods.
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
If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statement of Operations. At September 30, 2011, we had bolivar fuerte denominated monetary assets of $302 million which consisted primarily of $262 million of cash, $18 million of deferred tax assets and $22 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $146 million which consisted primarily of $88 million of intercompany payables, including $59 million of dividends, $19 million of accounts payable — trade, $18 million of compensation and benefits and $11 million of income taxes payable. At December 31, 2010, we had bolivar fuerte denominated monetary assets of $210 million which consisted primarily of $188 million of cash, $18 million of deferred tax assets and $4 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $75 million which consisted primarily of $48 million of intercompany payables, including $31 million of dividends, $12 million of accounts payable — trade and $7 million of compensation and benefits. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at September 30, 2011 and December 31, 2010.

Goodyear Venezuela’s sales were 1.7% and 1.3% of our net sales for the three months ended September 30, 2011 and 2010, respectively, and were 1.5% and 1.1% of our net sales for the nine months ended September 30, 2011 and 2010, respectively. Goodyear Venezuela’s cost of goods sold was 1.4% and 0.9% of our cost of goods sold for the three months ended September 30, 2011 and 2010, respectively, and was 1.2% and 0.9% for the nine months ended September 30, 2011 and 2010, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 57% bolivar fuerte denominated and approximately 43% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and increase cost of goods sold by approximately $39 million and approximately $25 million, respectively, on an annual basis.
During the nine month period ended September 30, 2011, Goodyear Venezuela settled $76 million and $102 million, respectively, of U.S. dollar-denominated intercompany payables and accounts payable — trade. For the nine month period ended September 30, 2011, 93% of those payables were settled at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar and 7% were settled at the essential goods rate of 2.6 bolivares fuertes to the U.S. dollar, and for the nine month period ended September 30, 2010, nearly 100% were settled at the essential goods rate of 2.6 bolivares fuertes to the U.S. dollar. At September 30, 2011, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were approximately $106 million, all of which are expected to settle at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At September 30, 2011, approximately $25 million of the requested settlements were pending up to 180 days, approximately $1 million were pending from 180 to 360 days and approximately $80 million were pending over one year. Amounts pending over one year include imported tires of $19 million, intercompany charges for royalties of $17 million and dividends payable of $31 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
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
Operating Activities
Net cash used in operating activities was $972 million in the first nine months of 2011, compared to net cash provided of $83 million in the first nine months of 2010. The increase in net cash used in operating activities was due primarily to an increase in working capital due to higher selling prices and raw material costs and strong third quarter 2011 winter tire sales in EMEA. The first nine months of 2011 included net cash outflows of $2,138 million for trade working capital, compared with net cash outflows of $806 million in the first nine months of 2010.
Investing Activities
Net cash used in investing activities was $715 million in the first nine months of 2011, compared to $574 million in the first nine months of 2010. Capital expenditures were $806 million in the first nine months of 2011, compared to $618 million in the first nine months of 2010. The increase in capital expenditures in 2011 is due primarily to the continued expansion of manufacturing capacity in China and Chile. Investing activities include net cash outflows of $32 million, reflecting funds which are restricted to use primarily for the relocation and expansion of our manufacturing facilities in China and a pension guarantee in EMEA. Also included is a cash inflow of $55 million from government grants related to the relocation and expansion of our manufacturing facilities in China.

Financing Activities
Net cash provided by financing activities was $1,875 million in the first nine months of 2011, compared to $396 million in the first nine months of 2010. Financing activities in 2011 included $484 million of net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $1,426 million to fund working capital needs and capital expenditures.
Credit Sources
In aggregate, we had total credit arrangements of $8,169 million available at September 30, 2011, of which $1,692 million were unused, compared to $7,689 million available at December 31, 2010, of which $2,475 million were unused. At September 30, 2011, we had long term credit arrangements totaling $7,575 million, of which $1,410 million were unused, compared to $7,193 million and $2,217 million, respectively, at December 31, 2010. At September 30, 2011, we had short term committed and uncommitted credit arrangements totaling $594 million, of which $282 million were unused, compared to $496 million and $258 million, respectively, at December 31, 2010. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
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
Outstanding Notes
At September 30, 2011, we had $2,373 million of outstanding notes, compared to $2,371 million at December 31, 2010.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 12, Financing Arrangements and Derivative Financial Instruments, in our 2010 Form 10-K.
$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2011, our borrowing base was above the facility’s stated amount of $1.5 billion.
At September 30, 2011, we had $200 million of borrowings outstanding and $415 million of letters of credit issued under the revolving credit facility. At December 31, 2010, we had no borrowings outstanding and $474 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At September 30, 2011 and December 31, 2010, this facility was fully drawn.
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

At September 30, 2011, there were $134 million (€100 million) of borrowings outstanding under the German tranche and $390 million (€290 million) was outstanding under the all-borrower tranche. At December 31, 2010, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) at September 30, 2011 and $12 million (€9 million) at December 31, 2010.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At September 30, 2011 and December 31, 2010, the amount available, and fully utilized under this program, totaled $537 million (€400 million) and $319 million (€238 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $70 million and $72 million at September 30, 2011 and December 31, 2010, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At September 30, 2011, the gross amount of receivables sold was $132 million, compared to $126 million at December 31, 2010.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At September 30, 2011, these non-revolving credit facilities had total unused availability of 1.3 billion renminbi ($200 million) and can only be used to finance the relocation and expansion of our manufacturing facilities in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.1 billion renminbi of unused availability at September 30, 2011) matures in 2016 and principal amortization begins in 2013. There were $198 million and $99 million of borrowings outstanding under this facility at September 30, 2011 and December 31, 2010, respectively. The other facility (with 0.2 billion renminbi of unused availability at September 30, 2011) matures in 2018 and principal amortization begins in 2015. There were $172 million and $54 million of borrowings outstanding under this facility at September 30, 2011 and December 31, 2010, respectively. Restricted cash of $16 million and $8 million was related to funds obtained under these credit facilities at September 30, 2011 and December 31, 2010, respectively.
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

We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of September 30, 2011, our availability under this facility of $885 million, plus our Available Cash of $636 million, totaled $1.5 billion, which is in excess of $150 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2011, we were in compliance with this financial covenant.
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
At September 30, 2011, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

Recoverability of Goodwill

FASB Accounting Standard Update No. 2011-08 Intangibles - Goodwill and Other Topics was issued in September 2011 and allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. We adopted this standard update in the third quarter in connection with our July 31, 2011 annual assessment and performed a qualitative analysis. Goodwill balances at September 30, 2011 were $93 million, $500 million and $77 million for North American Tire, EMEA and Asia Pacific Tire, respectively. After considering changes to assumptions used in our 2010 annual testing, including the capital markets environment, global economic conditions, tire industry competition and trends, improvements in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our 2010 annual testing, and other factors, we concluded it is more likely than not that the fair value of each reporting unit is not less than its carrying value and, therefore, did not perform a quantitative analysis. Accordingly, the annual impairment test at July 31, 2011 indicated there is no impairment of goodwill.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2011, 50% of our debt was at variable interest rates averaging 3.94% compared to 41% at an average rate of 3.72% at December 31, 2010.
The following table presents information about long term fixed rate debt, excluding capital leases, at September 30:

(In millions)	2011	2010
Carrying amount — liability	$2,871	$2,627
Fair value — liability	2,891	2,838
Pro forma fair value — liability	2,995	2,941

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2011 and 2010, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at September 30:

(In millions)	2011	2010
Fair value — asset (liability)	$45	$(31)
Pro forma decrease in fair value	(124)	(121)
Contract maturities	10/11-10/19	10/10-10/19

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at September 30 as follows:

(In millions)	2011	2010
Accounts receivable	$54	$13
Other Assets	—	1
Other Current Liabilities	(8)	(45)
Other Long Term Liabilities	(1)	—

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We are continuing the phased implementation of enterprise resource planning systems in our EMEA, Latin American Tire and Asia Pacific Tire SBUs, a significant portion of which were completed in 2010 and 2011, with the balance expected to be completed in 2012. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2011, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 82,700 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2011, approximately 700 new claims were filed against us and approximately 600 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2011 was $4 million and $13 million, respectively. At September 30, 2011, there were approximately 82,800 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 12, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.

Brazilian Tax Assessments

In December 2010, the State of Sao Paulo, Brazil issued assessments to us for allegedly improperly taking tax credits for value-added taxes paid to certain natural rubber processing companies from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $47 million). In September 2011, the State of Sao Paulo, Brazil issued an additional assessment to us for allegedly improperly taking tax credits for value-added taxes paid to another processed natural rubber supplier from January 2006 to August 2008. This assessment, including interest and penalties, totals 92 million Brazilian real (approximately $50 million). We have filed responses contesting the assessments and are defending these matters.
Reference is made to Item 3 of Part I of our 2010 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
Our 2010 Form 10-K includes a detailed discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2011. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
7/1/11-7/31/11	—	$—	—	—
8/1/11-8/31/11	3,752	13.55	—	—
9/1/11-9/30/11	—	—	—	—
Total	3,752	$13.55	—	—

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 28, 2011	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2011
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101