Form 10-K
period 2011-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2012-02-14
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File Number: 1-1927
THE GOODYEAR TIRE & RUBBER COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0253240 (I.R.S. Employer Identification No.)

1144 East Market Street, Akron, Ohio (Address of principal executive offices)	44316-0001 (Zip Code)
Registrant’s telephone number, including area code: (330) 796-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Without Par Value	New York Stock Exchange
5.875% Mandatory Convertible Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2011, was approximately $4.1 billion.
Shares of Common Stock, Without Par Value, outstanding at January 31, 2012:

244,559,492
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2012 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

ITEM 1.	BUSINESS.
BUSINESS OF GOODYEAR
The Goodyear Tire & Rubber Company (the “Company”) is an Ohio corporation organized in 1898. Its principal offices are located at 1144 East Market Street, Akron, Ohio 44316-0001. Its telephone number is (330) 796-2121. The terms “Goodyear,” “Company” and “we,” “us” or “our” wherever used herein refer to the Company together with all of its consolidated U.S. and foreign subsidiary companies, unless the context indicates to the contrary.
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. Our 2011 net sales were $23 billion, Goodyear’s net income in 2011 was $343 million, and Goodyear's net income available to common shareholders was $321 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,400 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 53 manufacturing facilities in 22 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 73,000 full-time and temporary associates worldwide.
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

DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2011, we operated our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.
Financial information related to our operating segments for the three year period ended December 31, 2011 appears in the Note to the Consolidated Financial Statements No. 8, Business Segments.
Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and market numerous lines of rubber tires for:

•	automobiles

•	trucks

•	buses

•	aircraft

•	motorcycles

•	farm implements

•	earthmoving and mining equipment

•	industrial equipment, and

•	various other applications.
In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We manufacture and sell tires under the Goodyear, Dunlop, Kelly, Debica, Sava and Fulda brands and various other Goodyear owned “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•	retread truck, aviation and off-the-road, or OTR, tires,

•	manufacture and sell tread rubber and other tire retreading materials,

•	provide automotive repair services and miscellaneous other products and services, and

•	manufacture and sell flaps for truck tires and other types of tires.
Our principal products are new tires for most applications. Approximately 83% of our sales in 2011 were for new tires, compared to 84% and 83% in 2010 and 2009, respectively. Sales of chemical products and natural rubber to unaffiliated customers were 7%

in 2011, 6% in 2010 and 4% in 2009 of our consolidated sales (17%, 14% and 9% of North American Tire’s total sales in 2011, 2010 and 2009, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2011	2010	2009
North American Tire	72%	74%	77%
Europe, Middle East and Africa Tire	95	93	88
Latin American Tire	89	93	93
Asia Pacific Tire	84	84	83

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation or all terrain vehicle tires in reported tire unit sales.
Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2011	2010	2009
North American Tire	66.0	66.7	62.7
Europe, Middle East and Africa Tire	74.3	72.0	66.0
Latin American Tire	19.8	20.7	19.1
Asia Pacific Tire	20.5	21.4	19.2
Goodyear worldwide tire units	180.6	180.8	167.0

Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2011	2010	2009
Replacement tire units	132.2	133.0	128.0
OE tire units	48.4	47.8	39.0
Goodyear worldwide tire units	180.6	180.8	167.0

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
Although we do not consider our tire businesses to be seasonal to any significant degree, we historically sell more replacement tires in North American Tire and EMEA during the third quarter.

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
SRI must give written notice to Goodyear of its intention to exercise its exit rights no later than three months from the date such exit rights became exercisable, except that notice of SRI’s intention to exercise its exit rights upon the occurrence of the event described in the last bullet point above may be given as long as SRI’s share ownership is less than 10%. If SRI were to exercise any of its exit rights, the global alliance agreements provide that the purchase price would be based on the fair value of SRI’s minority shareholder’s interest in GDTE and GDTNA. The purchase price would be determined through a negotiation process where, if no mutually agreed purchase price was determined, a binding arbitration process would determine the purchase price. Goodyear would retain the rights to the Dunlop brand in Europe and North America following any such purchase. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.
NORTH AMERICAN TIRE
North American Tire, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in the United States and Canada. North American Tire manufactures tires in seven plants in the United States and two plants in Canada.
North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving and mining equipment, commercial and military aviation and industrial equipment, and for various other applications.
Goodyear brand radial passenger tire lines sold in the United States and Canada include our Assurance Fuel Max, Assurance ComforTred Touring and new Assurance TripleTred All-Season for the premium passenger tire market; while our Eagle family of product lines is available for the high performance market and includes RunOnFlat extended mobility technology (“ROF” or “EMT”) tires. The major lines of Goodyear brand radial tires offered in the United States and Canada for sport utility vehicles and light trucks include Wrangler, featuring technologies including MT/R with Kevlar, SilentArmor and DuraTrac; and Fortera, featuring TripleTred Technology. Goodyear also offers Dunlop brand radial passenger tire lines, including Signature and SP Sport, and Fierce performance tires, as well as Dunlop brand radial tires for light trucks including the Rover and Grandtrek lines. Additionally, North American Tire manufactures and sells several lines of Kelly brand tires as well as private brand radial passenger and light truck tires in the United States and Canada.

North American Tire manufactures and sells all-steel, radial medium truck tires under the Goodyear, Dunlop and Kelly brands, for use on commercial trucks and trailers.
North American Tire also:

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,

•	provides automotive maintenance and repair services at approximately 690 retail outlets primarily under the Goodyear or Just Tires names,

•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 180 Wingfoot Commercial Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,

•	sells chemical and natural rubber products to Goodyear’s other business segments and to unaffiliated customers, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement customers and to OE customers served by North American Tire during the periods indicated were:
NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2011	2010	2009
Replacement tire units	50.0	50.8	50.0
OE tire units	16.0	15.9	12.7
Total tire units	66.0	66.7	62.7

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

EUROPE, MIDDLE EAST AND AFRICA TIRE
Europe, Middle East and Africa Tire, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, motorcycles, farm implements and construction equipment throughout Europe, the Middle East and Africa. EMEA manufactures tires in 16 plants in England, France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey. EMEA:

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
Markets and Other Information
Tire unit sales to replacement customers and to OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2011	2010	2009
Replacement tire units	56.8	55.6	52.8
OE tire units	17.5	16.4	13.2
Total tire units	74.3	72.0	66.0

EMEA is a significant supplier of tires to most manufacturers of automobiles, trucks and farm and construction equipment located in Europe, the Middle East and Africa.
EMEA’s main competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.
Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava, and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 180 are owned by Goodyear.
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
LATIN AMERICAN TIRE
Our Latin American Tire segment manufactures and sells automobile and truck tires throughout Central and South America and in Mexico, and sells tires to various export markets. Latin American Tire manufactures tires in five plants in Brazil, Chile, Colombia, Peru and Venezuela.
Latin American Tire manufactures and sells several lines of passenger, light and medium truck tires. Latin American Tire also:

•	manufactures and sells pre-cured treads for truck tires,

•	retreads, and provides various materials and related services for retreading, truck and aviation tires,

•	manufactures and sells new aviation tires,

•	manufactures other products, including OTR tires, and

•	provides miscellaneous other products and services.

Markets and Other Information
Tire unit sales to replacement customers and to OE customers served by Latin American Tire during the periods indicated were:
LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2011	2010	2009
Replacement tire units	13.0	13.9	13.1
OE tire units	6.8	6.8	6.0
Total tire units	19.8	20.7	19.1

Latin American Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and construction equipment located in the region. Goodyear brand tires are sold for replacement primarily through independent dealers. Significant competitors include Pirelli, Bridgestone, Michelin and Continental, and imports from other regions, primarily Asia.
ASIA PACIFIC TIRE
Our Asia Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, farm, construction and mining equipment and the aviation industry throughout the Asia Pacific region. Asia Pacific Tire manufactures tires in eight plants in China, India, Indonesia, Japan, Malaysia and Thailand, although we expect to cease manufacturing tires at our Dalian, China facility in the second half of 2012 following completion of the relocation of tire manufacturing operations to our new Pulandian, China facility. Asia Pacific Tire also:

•	retreads truck tires and aviation tires,

•	manufactures tread rubber and other tire retreading materials for truck and aviation tires,

•	provides automotive maintenance and repair services at retail outlets, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement customers and OE customers served by Asia Pacific Tire during the periods indicated were:
ASIA PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2011	2010	2009
Replacement tire units	12.4	12.7	12.1
OE tire units	8.1	8.7	7.1
Total tire units	20.5	21.4	19.2

Asia Pacific Tire’s major competitors are Bridgestone and Michelin along with many other global brands present in different areas, including Continental, Dunlop, Yokohama, Pirelli, and a large number of regional and local tire producers.
Asia Pacific Tire sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Kelly, Fulda and Sava, are sold in smaller quantities. Tires are sold through a network of licensed or franchised stores and multi-brand retailers through a network of wholesale dealers. In Australia and New Zealand, we also operate a network of approximately 360 retail stores under the Beaurepaires and Frank Allen brands.

GENERAL BUSINESS INFORMATION
Sources and Availability of Raw Materials
The principal raw materials used by Goodyear are natural and synthetic rubber. Natural rubber typically accounts for approximately half of all rubber consumed by us on an annual basis. We purchase all of our requirements for natural rubber in the world market. Our plants located in Beaumont and Houston, Texas supply the major portion of our global synthetic rubber requirements.
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2012, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
In 2011, raw material costs increased by approximately 30% in our tire businesses compared to 2010, primarily driven by an increase in the cost of natural and synthetic rubber and carbon black. We expect our raw material costs in the first quarter of 2012 to increase 20% to 25% when compared with the first quarter of 2011. Smaller increases are expected for the second quarter of 2012 compared with the second quarter of 2011. For the second half of 2012, we expect raw material costs to decrease compared with the second half of 2011. For the full year of 2012, we expect our raw material costs will increase approximately 5% compared with 2011. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.
Patents and Trademarks
We own approximately 2,400 product, process and equipment patents issued by the United States Patent Office and approximately 3,600 patents issued or granted in other countries around the world. We have approximately 500 applications for United States patents pending and approximately 2,300 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application, or any related group of them, to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,700 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 12,000 registrations and 700 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
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
Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2011	2010	2009
Research and development expenditures	$369	$342	$337

Employees
At December 31, 2011, we employed approximately 73,000 full-time and temporary people throughout the world, including approximately 37,000 people covered under collective bargaining agreements. Approximately 8,000 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers (“USW”), which expires in July 2013. Approximately 11,000 of our employees outside of the United States are covered by union contracts which currently have expired or that will expire in 2012, primarily in Luxembourg, France and Poland. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $43 million during 2012 and approximately $57 million during 2013.
We expended approximately $52 million during 2011, and expect to expend approximately $55 million and $56 million during 2012 and 2013, respectively, to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.
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
INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 22 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2011 appears in the Note to the Consolidated Financial Statements No. 8, Business Segments, and is incorporated herein by reference.
In addition to the ordinary risks of the marketplace, in some countries our operations are affected by price controls, import controls, labor regulations, tariffs, extreme inflation and/or fluctuations in currency values. Furthermore, in certain countries where we operate, transfers of funds into or out of such countries are generally or periodically subject to certain requirements. See “Item 1A. Risk Factors” for a discussion of the risks related to our international operations.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 14, 2012, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	48
Mr. Kramer was elected Chief Executive Officer and President effective April 13, 2010 and Chairman effective October 1, 2010. He is the principal executive officer of the Company. Mr. Kramer joined Goodyear in March 2000 and has served as Executive Vice President and Chief Financial Officer (June 2004 to August 2007), President, North American Tire (March 2007 to February 2010) and Chief Operating Officer (June 2009 to April 2010).

Stephen R. McClellan	President, North American Tire	46
Mr. McClellan was named President, North American Tire on August 18, 2011. He is the executive officer responsible for Goodyear's operations in North America. Mr. McClellan joined Goodyear in 1988 and has served as Vice President, Goodyear Commercial Tire Systems (September 2003 to August 2008) and President, Consumer Tires, North American Tire (August 2008 to August 2011).

Arthur de Bok	President, Europe, Middle East and Africa Tire	49
Mr. de Bok was named President, Europe, Middle East and Africa Tire effective February 1, 2008. He is the executive officer responsible for Goodyear's operations in Europe, the Middle East and Africa. Mr. de Bok joined Goodyear in January 2002 and has served as President, European Union Tire (September 2005 to January 2008).

Jaime Cohen Szulc	President, Latin American Tire	49
Mr. Szulc joined Goodyear as President, Latin American Tire in September 2010. He is the executive officer responsible for Goodyear's operations in Mexico, Central America and South America. Prior to joining Goodyear, Mr. Szulc was Senior Vice President and Chief Marketing Officer of Levi Strauss & Co., a global apparel company, from August 2009 until August 2010. He was also previously employed by Eastman Kodak Company, a global manufacturer of imaging technology products, from 1998 until March 2009, including most recently as Managing Director, Global Customer Operations and Chief Operating Officer for the Consumer Digital Group and Corporate Vice President.

Daniel L. Smytka	President, Asia Pacific Tire	49
Mr. Smytka was named President, Asia Pacific Tire on November 14, 2011. He is the executive officer responsible for Goodyear's operations in Asia, Australia and the Western Pacific. Mr. Smytka joined Goodyear in October 2008 and has served as Vice President, Consumer Tires, Asia Pacific Region (October 2008 to October 2010) and Vice President and Program Manager, Asia Pacific Region (October 2010 to November 2011). Prior to joining Goodyear, he was President, North American Building Systems & Services of Carrier Corp., a global provider of heating, ventilation, air conditioning and refrigeration solutions, from April 2007 to October 2008. Mr. Smytka was also previously employed by General Electric Company, a global infrastructure, finance and media company, from 1990 to March 2007, including most recently as President & CEO, Engineered Systems, GE Security.

Darren R. Wells	Executive Vice President and Chief Financial Officer	46
Mr. Wells was named Executive Vice President and Chief Financial Officer in October 2008. He is Goodyear's principal financial officer. Mr. Wells joined Goodyear in August 2002 and has served as Senior Vice President, Business Development and Treasurer (May 2005 to March 2007) and Senior Vice President, Finance and Strategy (March 2007 to October 2008).

Damon J. Audia	Senior Vice President, Finance, Asia Pacific Region	41
Mr. Audia was named Senior Vice President, Finance, Asia Pacific Region in June 2010. He is the executive officer responsible for the finance activities of Goodyear's operations in Asia, Australia and the Western Pacific. Mr. Audia joined Goodyear in December 2004 and has served as Assistant Treasurer, Capital Markets (December 2004 to March 2007), Vice President and Treasurer (March 2007 to December 2008) and Senior Vice President, Finance and Treasurer (December 2008 to June 2010).

David L. Bialosky	Senior Vice President, General Counsel and Secretary	54
Mr. Bialosky joined Goodyear as Senior Vice President, General Counsel and Secretary in September 2009. He is Goodyear's chief legal officer. Prior to joining Goodyear, Mr. Bialosky served in legal positions of increasing responsibility at TRW Inc., TRW Automotive Inc. and TRW Automotive Holdings Corp. for 20 years, including most recently as Executive Vice President, General Counsel and Secretary of TRW Automotive Holdings Corp., a global supplier of automotive parts, from April 2004 until September 2009.

Name	Position(s) Held	Age
Jean-Claude Kihn	Senior Vice President and Chief Technical Officer	52
Mr. Kihn was named Senior Vice President and Chief Technical Officer in January 2008. He is the executive officer responsible for Goodyear's research and tire technology development, engineering and product quality worldwide. Mr. Kihn joined Goodyear in 1988 and has served as General Director of Goodyear's Technical Center in Akron, Ohio (July 2005 to January 2008).

Joseph B. Ruocco	Senior Vice President, Human Resources	52
Mr. Ruocco joined Goodyear as Senior Vice President, Human Resources in August 2008. He is the executive officer responsible for Goodyear's human resources and communications activities worldwide. Prior to joining Goodyear, Mr. Ruocco served in human resources positions of increasing responsibility at General Electric Company for 23 years, including as Vice President, Human Resources, GE Industrial from December 2006 to July 2008.

Gregory L. Smith	Senior Vice President, Global Operations	48
Mr. Smith joined Goodyear as Senior Vice President, Global Operations on October 24, 2011. He is the executive officer responsible for Goodyear's global manufacturing and related supply chain activities. Prior to joining Goodyear, Mr. Smith served in operations, manufacturing and supply chain positions of increasing responsibility at ConAgra Foods, a packaged foods company, since 2001, including most recently as Senior Vice President, Supply Chain from December 2006 to November 2007 and Executive Vice President, Supply Chain and Operations from December 2007 to September 2011.

Isabel H. Jasinowski	Vice President, Government Relations	63
Ms. Jasinowski was elected Vice President, Government Relations, in April 2001. She is the executive officer responsible for Goodyear's governmental relations and public policy activities. Ms. Jasinowski has been a Goodyear employee since 1981.

Richard J. Noechel	Vice President and Controller	43
Mr. Noechel became Vice President and Controller effective March 1, 2011. He is Goodyear's principal accounting officer. Mr. Noechel joined Goodyear in October 2004 and has served as Chief Financial Officer of Goodyear's South Pacific Tyre subsidiary in Australia (April 2006 to February 2008), Vice President and Controller (March 2008 to December 2008) and Vice President, Finance, North American Tire (December 2008 to March 2011).

Mark W. Purtilar	Vice President and Chief Procurement Officer	51
Mr. Purtilar joined Goodyear as Vice President and Chief Procurement Officer in September 2007. He is the executive officer responsible for Goodyear's global procurement activities. Prior to joining Goodyear, Mr. Purtilar was vice president of global procurement for commercial vehicle systems at ArvinMeritor Automotive Inc., a global supplier of automotive parts, from 2004 until September 2007.

Michel Rzonzef	Vice President, Commercial Sales and Marketing Product Business Unit, EMEA	48
Mr. Rzonzef was named Vice President, Commercial Sales and Marketing Product Business Unit, EMEA effective January 1, 2012. He is the executive officer responsible for Goodyear's commercial tire sales and marketing activities in Europe, the Middle East and Africa. Mr. Rzonzef joined Goodyear in 1988 and has served as Vice President, Sales and Marketing, Eastern Europe, Middle East and Africa (January 2007 to January 2008) and President, Eastern Europe, Middle East and Africa Countries (February 2008 to December 2011).

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
If we do not achieve projected savings from our cost reduction initiatives or successfully implement other strategic initiatives our operating results, financial condition and liquidity may be materially adversely affected.

Our business continues to be impacted by trends that have negatively affected the tire industry in general, as the economic recovery in developed markets was impacted by uncertainty surrounding debt issues in Europe and the United States and continued high levels of unemployment. These negative trends include volatile raw material costs, rising energy costs, wage inflation in emerging markets, and continued pressure from our unfunded pension obligations. In addition, global tire industry demand continues to be difficult to predict. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected. Unlike most other tire manufacturers, we also face the continuing burden of significant legacy pension costs.
In order to offset the impact of these trends, we continue to implement various cost reduction initiatives and expect to achieve $1.0 billion in aggregate gross cost savings from 2010 through 2012 through our cost savings plan, which includes expected savings from continuous improvement initiatives, including savings under our USW agreement, increased low-cost country sourcing, high-cost capacity reductions, initiatives to reduce raw material costs and reduced selling, administrative and general expenses. As of December 31, 2011, we have realized approximately $750 million of cost savings under this three-year plan.
We have announced other important strategic initiatives, such as increasing our low-cost manufacturing capacity, reducing our high-cost manufacturing capacity, such as our plan to close one of our facilities in Amiens, France, and increasing sales in emerging markets. We are also undertaking significant capital investments in new, expanded and modernized manufacturing facilities around the world. The failure to implement successfully our important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
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
We cannot assure you that our cost reduction and other initiatives will be successful. If not, we may not be able to achieve or sustain future profitability, which would impair our ability to meet our debt and other obligations and would otherwise negatively affect our operating results, financial condition and liquidity.
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
Although we have frozen a number of our pension plans globally, including our U.S. salaried pension plans, and closed participation in our primary U.S. hourly pension plan, many of our employees participate in, and many of our former employees are entitled to benefits under, defined benefit pension plans. Over time, we have experienced periods of declines in interest rates and pension asset values. As a result, our pension plans are significantly underfunded. Further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans in 2012 and beyond and affect the level and timing of required contributions in 2013 and beyond. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $2,452 million and $645 million, respectively, at December 31, 2011, and we currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $425 million to $450 million in 2012, and $425 million to $475 million in 2013. The current underfunded status of our pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase our required contributions and pension expense, which could impair our ability to achieve or sustain future profitability and adversely affect our financial condition.
We face significant global competition and our market share could decline.
New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries, and have announced plans to further increase their production capacity in low-cost countries.
In Brazil in 2011, we faced competition from increased imports of tires from Asia, which contributed to the year over year decline in Latin American Tire's segment operating income. We may face further competitive pressures in Brazil and other key countries that could adversely affect our results of operations and financial condition.
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
Our access to the capital markets cannot be assured and is dependent on, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us, or to honor future draws on our existing lines of credit, and the degree of success we have in implementing our cost reduction plans and improving the results of our North American Tire segment. Concerns regarding the effect of the European sovereign debt crisis on financial institutions in Europe and elsewhere could have an adverse impact on the European and global capital markets and on our ability to access those markets to finance our European business or our business globally. Future liquidity requirements, or our inability to access cash deposits or make draws on our lines of credit, also may make it necessary for us to incur additional debt. A substantial portion of our assets is subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness.
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

The economic recovery in developed markets has been negatively impacted by uncertainty surrounding debt issues in Europe and the United States and continued high levels of unemployment. In emerging markets, high inflation and interest rates also contributed to uneven industry conditions. As a result of these economic conditions, our tire unit shipments in 2011 were essentially flat compared to 2010, and automotive vehicle production and global tire industry demand continues to be difficult to predict.
Although sales to our OE customers account for less than 20% of our net sales, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.

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
Productivity improvements through process re-engineering, design efficiency and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to increase the percentage of tires that are produced at our lower-cost production facilities and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. For example, we are making a significant investment in a new manufacturing facility in Pulandian, China, which began tire production in 2011. We are also currently undertaking significant expansion and modernization projects at our manufacturing facilities in Santiago, Chile; Americana, Brazil; Lawton, Oklahoma; Riesa, Germany; Fayetteville, North Carolina; and throughout EMEA in connection with new European tire labeling requirements.
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
If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial position and liquidity could be materially adversely affected.
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Approximately 11,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2012, primarily in Luxembourg, France and Poland. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial position and liquidity.

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.
We have a substantial amount of debt. As of December 31, 2011, our debt (including capital leases) on a consolidated basis was approximately $5.2 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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
For example, the European sovereign debt crisis has negatively affected economic conditions in Europe and globally. Our EMEA segment contributed 35% of our net sales and 46% of our total segment operating income in 2011. If the European sovereign debt crisis continues or deepens, economic conditions in Europe may further deteriorate. In that case, our business in Europe and elsewhere, as well as the businesses of our customers and suppliers, may be adversely affected.
As a further example, since 2003, Venezuela has imposed currency exchange controls that fix the exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and restrict the ability to exchange bolivares fuertes for dollars. These restrictions have delayed and limited our ability to pay third-party and affiliated suppliers and to otherwise repatriate funds from Venezuela, and may continue to do so, which could materially adversely affect our financial condition and liquidity. In addition, if we are unable to pay these suppliers in a timely manner, they may cease supplying us. Venezuela has also imposed restrictions on the importation of certain raw materials. If these suppliers cease supplying us or we are unable to import necessary raw materials, we may need to reduce or halt production in Venezuela, which could materially adversely affect our results of operations.
The future results of our Venezuelan operations will be affected by many factors, including actions by the Venezuelan government such as further currency devaluations, economic conditions in Venezuela such as inflation and consumer spending, and the availability of raw materials, utilities and energy. Goodyear Venezuela contributes a significant portion of the sales and operating income of our Latin American Tire segment. As a result, any disruption of Goodyear Venezuela’s operations or of our ability to pay suppliers or repatriate funds from Venezuela could have a material adverse impact on the future performance of our Latin American Tire segment and could materially adversely affect our results of operations, financial condition and liquidity.
    In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy requirements, tax laws, and accounting, internal control and disclosure requirements. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Although we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations.
We have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity.
The financial position and results of operations of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2011, foreign currency translation favorably affected sales by $599 million and favorably affected segment operating income by $57 million compared to the year ended December 31, 2010. The volatility of currency exchange rates may materially adversely affect our operating results.
We have material euro-denominated net monetary assets and liabilities. If the European sovereign debt crisis leads to a significant devaluation of the euro, the value of our euro-denominated net monetary assets and liabilities would be correspondingly reduced when translated into U.S. dollars for inclusion in our financial statements. Similarly, the re-introduction of certain individual country currencies or the complete dissolution of the euro, could adversely affect the value of our euro-denominated net monetary assets and liabilities. In either case, our business, results of operations, financial condition and liquidity could be materially adversely affected.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2011, we had approximately $2.2 billion of variable rate debt outstanding.
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
We are among many defendants named in legal proceedings involving claims of individuals relating to alleged exposure to asbestos. At December 31, 2011, approximately 78,500 claims were pending against us alleging various asbestos-related personal injuries purported to have resulted from alleged exposure to asbestos in certain rubber encapsulated products or aircraft braking systems manufactured by us in the past or to asbestos in certain of our facilities. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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
We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. In that case, we may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $800 million in letters of credit under our $1.5 billion U.S. senior secured first lien credit facility. As of December 31, 2011, we had $407 million in letters of credit issued and $1,093 million of remaining availability under this facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.
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
The Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to conform with revised and more rigorous tire testing standards. Compliance with the TREAD Act regulations has increased the cost of producing and distributing tires in the United States. In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial position.
In addition, as required by the Energy Independence and Security Act of 2007, NHTSA will establish a national tire fuel efficiency consumer information program. When the related rule-making process is completed, certain tires sold in the United States will be required to be rated for rolling resistance, traction and tread wear. While the Federal law will preempt state tire fuel efficiency laws adopted after January 1, 2006, we may become subject to additional tire fuel efficiency legislation, either in the United States or other countries.
Our European operations are subject to regulation by the European Union. In 2009, two important regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking and noise in order to be sold in the European Union, and will become effective between 2012 and 2020. The Tire Labeling Regulation applies to all car and light and commercial truck tires produced after June 30, 2012 and requires that tires be labeled to inform consumers about the tire’s fuel efficiency, wet grip and noise characteristics.
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
We may be adversely affected by any disruption in, or failure of, our information technology systems.
We rely upon the capacity, reliability and security of our information technology, or IT, systems across all of our major business functions, including our research and development, manufacturing, retail, financial and administrative functions. We also face the challenge of supporting our older systems and implementing upgrades when necessary. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate.
Any system failure, accident or security breach involving our IT systems could result in disruptions to our operations. A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets, negatively impact our manufacturing or retail operations, or result in the compromise of personal information of our employees, customers or suppliers. To the extent that any system failure, accident or security breach results in disruptions to our operations or the theft, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected.
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
We manufacture our products in 53 manufacturing facilities located around the world including 15 plants in the United States.
NORTH AMERICAN TIRE MANUFACTURING FACILITIES.  North American Tire owns (or leases with the right to purchase at a nominal price) and operates 18 manufacturing facilities in the United States and Canada.

•	9 tire plants (7 in the United States and 2 in Canada),

•	4 chemical plants,

•	1 tire mold plant,

•	1 tire retread plant,

•	2 aviation retread plants, and

•	1 mix plant in Canada.
These facilities have floor space aggregating approximately 21 million square feet.
EUROPE, MIDDLE EAST AND AFRICA TIRE MANUFACTURING FACILITIES.  EMEA owns and operates 19 manufacturing facilities in 9 countries, including:

•	16 tire plants,

•	1 tire mold and tire manufacturing machine facility,

•	1 aviation retread plant, and

•	1 mix plant.
These facilities have floor space aggregating approximately 20 million square feet.
LATIN AMERICAN TIRE MANUFACTURING FACILITIES.  Latin American Tire owns and operates 6 manufacturing facilities in 5 countries, including 5 tire plants and 1 tire retread plant, and operates 1 aviation plant. These facilities have floor space aggregating approximately 5 million square feet.
ASIA PACIFIC TIRE MANUFACTURING FACILITIES.  Asia Pacific Tire owns and operates 9 manufacturing facilities in 6 countries, including 8 tire plants and 1 aviation retread plant. These facilities have floor space aggregating approximately 7 million square feet.
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 91% during 2011 compared to approximately 88% in 2010 and 73% in 2009. Our 2011 utilization improved due to a reduction in high-cost manufacturing capacity following the closure of our Union City, Tennessee facility in July 2011.
OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and three tire proving grounds. We lease our Corporate and North American Tire headquarters, research and development facility and technical center in Akron, Ohio. We also operate approximately 1,400 retail outlets for the sale of our tires to consumer and commercial customers, approximately 50 tire retreading facilities and approximately 170 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 13, Property, Plant and Equipment and No. 14, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 78,500 claimants at December 31, 2011 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $23 million during 2011. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
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
Brazilian Tax Assessments
In December 2010, the State of Sao Paulo, Brazil issued assessments to us for allegedly improperly taking tax credits for value-added taxes paid to certain natural rubber processing companies from January 2006 to October 2009. These assessments, including interest and penalties, total 88 million Brazilian real (approximately $47 million). In September 2011, the State of Sao Paulo, Brazil issued an additional assessment to us for allegedly improperly taking tax credits for value-added taxes paid to another processed natural rubber supplier from January 2006 to August 2008. This assessment, including interest and penalties, totals 92 million Brazilian real (approximately $50 million). We have filed responses contesting the assessments and are defending these matters.

African Investigations

In June 2011, an anonymous source reported, through our confidential ethics hotline, that our majority-owned joint venture in Kenya may have made certain improper payments. In July 2011, an employee of our subsidiary in Angola reported that similar improper payments may have been made in Angola. Outside counsel and forensic accountants were retained to investigate the alleged improper payments in Kenya and Angola, including our compliance in those countries with the U.S. Foreign Corrupt Practices Act. We do not believe that the amount of the payments in question in Kenya and Angola, or any revenue or operating income related to those payments, are material to our business, results of operations, financial condition or liquidity.

Following our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures and have voluntarily disclosed the results of our investigation to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), and are cooperating with those agencies in their review of these matters. We are unable to predict the outcome of any review that may be undertaken by the DOJ and SEC.
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
The principal market for our common stock is the New York Stock Exchange (Stock Exchange Symbol: GT).
Information relating to the high and low sale prices of shares of our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 117, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. So long as any of our mandatory convertible preferred stock is outstanding, no dividend, except a dividend payable in shares of our common stock, or other shares ranking junior to the mandatory convertible preferred stock, may be paid or declared or any distribution be made on shares of our common stock unless all accrued and unpaid dividends on the then outstanding mandatory convertible preferred stock payable on all dividend payment dates occurring on or prior to the date of such action have been declared and paid or sufficient funds have been set aside for that payment. We have not declared any cash dividends on our common stock in the three most recent fiscal years. At December 31, 2011, there were 19,715 record holders of the 244,535,841 shares of our common stock then outstanding.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2011. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/11-10/31/11	—	$—	—	—
11/1/11-11/30/11	—	—	—	—
12/1/11-12/31/11	3,541	14.17	—	—
Total	3,541	$14.17	—	—

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan grants and awards at December 31, 2011.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	12,734,914	14.87	8,680,840	(1)
Equity compensation plans not approved by shareholders(2)	52,910	8.82	—
Total	12,787,824	14.85	8,680,840
_______________________________________

(1)
Under our equity-based compensation plans, up to a maximum of 760,030 performance shares in respect of performance periods ending on or subsequent to December 31, 2011, 327,203 shares of time-vested restricted stock, and 480,000 restricted stock units have been awarded. In addition, up to 36,307 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

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

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2011(2)	2010(3)	2009(4)	2008(5)	2007(6)
Net Sales	$22,767	$18,832	$16,301	$19,488	$19,644
Income (Loss) from Continuing Operations	$417	$(164)	$(364)	$(23)	$190
Discontinued Operations	—	—	—	—	463
Net Income (Loss)	417	(164)	(364)	(23)	653
Less: Minority Shareholders’ Net Income	74	52	11	54	70
Goodyear Net Income (Loss)	$343	$(216)	$(375)	$(77)	$583
Less: Preferred Stock Dividends	22	—	—	—	—
Goodyear Net Income (Loss) available to Common Shareholders	$321	$(216)	$(375)	$(77)	$583
Goodyear Net Income (Loss) available to Common Shareholders — Per Basic Share of Common Stock:
Income (Loss) from Continuing Operations	$1.32	$(0.89)	$(1.55)	$(0.32)	$0.60
Discontinued Operations	—	—	—	—	2.30
Basic	$1.32	$(0.89)	$(1.55)	$(0.32)	$2.90
Goodyear Net Income (Loss) available to Common Shareholders — Per Diluted Share of Common Stock:
Income (Loss) from Continuing Operations	$1.26	$(0.89)	$(1.55)	$(0.32)	$0.59
Discontinued Operations	—	—	—	—	2.25
Diluted	$1.26	$(0.89)	$(1.55)	$(0.32)	$2.84

Total Assets	$17,629	$15,630	$14,410	$15,226	$17,191
Long Term Debt and Capital Leases Due Within One Year	156	188	114	582	171
Long Term Debt and Capital Leases	4,789	4,319	4,182	4,132	4,329
Goodyear Shareholders’ Equity	749	644	735	1,022	2,850
Total Shareholders’ Equity	1,017	921	986	1,253	3,150
Dividends Per Common Share	—	—	—	—	—
_______________________________________

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Goodyear net income in 2011 included net after-tax charges of $217 million, or $0.80 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early redemption of debt; charges related to a flood in Thailand; and charges related to a tornado in the United States. Goodyear net income in 2011 also included after-tax benefits of $51 million, or $0.19 per share — diluted, from the benefit of certain tax adjustments and gains on asset sales.

(3)
Goodyear net loss in 2010 included net after-tax charges of $445 million, or $1.84 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar; charges related to the early redemption of debt and a debt exchange offer; charges related to the disposal of a building in the Philippines; a one-time importation cost adjustment; supplier disruption costs; a charge related to a claim regarding the use of value-added tax credits in prior periods; and charges related to a strike in South Africa. Goodyear net loss in 2010 also included after-tax benefits of $104 million, or $0.43 per share — diluted, from gains on asset sales; favorable settlements with suppliers; an insurance recovery; and the benefit of certain tax adjustments.

(4)
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

(5)
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

(6)
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
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 53 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire.

We experienced uneven industry conditions in 2011 as the economic recovery in developed markets was impacted by uncertainty surrounding debt issues in Europe and the United States and continued high levels of unemployment, which had a negative impact on overall economic conditions and customer and consumer confidence. In emerging markets, high inflation and interest rates also contributed to uneven industry conditions. Our tire unit shipments in 2011 were essentially flat compared to 2010, and global tire industry demand continues to be difficult to predict. In addition, our raw material costs rose by approximately 30% in 2011 compared to 2010.

We acted to address the uncertain economic environment and the challenges described above by implementing strategic initiatives aimed at permitting us to emerge stronger in the future. Under those strategic initiatives we planned to:

•	Continue to focus on consumer-driven product development;

•	Take a selective approach to the market, targeting profitable segments where we have competitive advantages;

•	Focus on price and product mix improvements to address rising raw material costs;

•	Achieve cost reductions of $1.0 billion over three years from 2010 to 2012;

•	Improve our manufacturing efficiency, including recovering unabsorbed fixed costs incurred during the recession;

•	Focus on cash flow to provide funding for investments in future growth; and

•	Create an advantaged supply chain focused on optimizing inventory levels and further improving customer service.

In spite of the macroeconomic and industry-specific challenges we faced, we produced record net sales and segment operating income in 2011. During 2011, improved price and product mix of nearly $2.4 billion more than offset the impact of unprecedented raw material cost increases of nearly $2.0 billion on segment operating income, exclusive of approximately $177 million of raw material cost savings included in our cost savings plan described below. Price and product mix also drove a 17% improvement in revenue per tire, excluding the impact of foreign currency translation, in 2011 compared to 2010, reflecting our continued focus on driving improved price and product mix through innovative product offerings in targeted market segments.

In 2011, we realized approximately $281 million of cost savings, bringing the total cost savings for 2010 and 2011 to approximately $748 million. Our cost savings plan includes savings from continuous improvement initiatives, including net savings under our United Steelworkers contract, increased low-cost country sourcing, and initiatives to reduce raw material costs and selling, administrative and general expense. We also recovered approximately $195 million of under-absorbed fixed overhead costs in 2011 compared to 2010. Other key strategic achievements include:

•	Continued progress on actions to reduce our high-cost manufacturing capacity, including the closure of our factory in Union City, Tennessee in July 2011;

•	Initiated production of tires at our new factory in Pulandian, China; and

•	Continued improvements in working capital efficiency, measured as a percent of sales.
For the year ended December 31, 2011, Goodyear net income was $343 million, compared to a Goodyear net loss of $216 million in 2010, and Goodyear net income available to common shareholders was $321 million, compared to a Goodyear net loss available to common shareholders of $216 million in 2010. Our total segment operating income for 2011 was $1,368 million, compared to $917 million in 2010. The increase in segment operating income was due primarily to strong price and product mix which more than offset raw material costs, a significant decrease in under-absorbed fixed overhead costs due to increased production volumes, and favorable foreign currency translation. See “Results of Operations — Segment Information” for additional information.
Net sales were $22.8 billion in 2011, compared to $18.8 billion in 2010. Net sales increased due to improved price and product mix, an increase in other tire-related businesses, primarily in North American Tire’s third party sales of chemical products, and favorable foreign currency translation, primarily in EMEA and Asia Pacific Tire.
Pension and Benefit Plans
During 2011, our U.S. pension plans experienced actuarial losses from decreases in discount rates, which increased plan obligations by $452 million. In addition, the actual return on plan assets for our U.S. pension fund in 2011 was $283 million less than the expected return. These results increased actuarial net losses included in Accumulated Other Comprehensive Loss ("AOCL") by

$735 million. As a result, annual U.S. net periodic pension cost will increase to approximately $200 million to $225 million in 2012 from $175 million in 2011, due primarily to amortization of higher net actuarial losses from AOCL.
Liquidity
At December 31, 2011, we had $2,772 million in Cash and cash equivalents as well as $2,544 million of unused availability under our various credit agreements, compared to $2,005 million and $2,475 million, respectively, at December 31, 2010. Cash and cash equivalents were favorably affected by the improvement in earnings compared to 2010, the net proceeds from the issuance of our mandatory convertible preferred stock of $484 million, and the issuance of €250 million aggregate principal amount of 6.75% senior notes due 2019. Partially offsetting these increases in Cash and cash equivalents were capital expenditures of $1,043 million, the redemption of $350 million of our 10.5% senior notes due 2016, and working capital expenditures of $650 million.
We believe that our liquidity position is adequate to fund our operating and investing needs in 2012 and to provide us with flexibility to respond to further changes in the business environment.
New Products
In 2011, we successfully launched our new Goodyear Assurance TripleTred All-Season, Goodyear Ultra Grip Ice WRT and Kelly Safari ATR tire lines in North American Tire. We also successfully launched nine new tire and retread product lines in our commercial truck tire business with three of those lines featuring SmartWay (fuel efficiency) certification and/or Duraseal Technology. At our North American Tire dealer conference in early 2012, we introduced several key products, most notably the Goodyear Assurance CS TripleTred All-Season and the Eagle F1 Asymmetric All-Season. Additionally, we are adding key sizes of new consumer products launched in recent years.
In EMEA, we launched the new Eagle F1 Asymmetric 2 summer ultra high performance tire and the Goodyear Ultra Grip 8 and Dunlop Winter Sport 4D winter tires. We have also strengthened our Max Technology commercial tire line up with a new regional haul trailer tire, RHTII, and a new line of higher load range tires that offer increased load capacity. In addition, we have upgraded our Fuel Max line with our LHS II + and LHD II + tires.
In Latin American Tire, we successfully launched the Wrangler MT/R with Kevlar in the consumer market. We also launched several products using Fuel Max Technology in the commercial market, as well as expanded our commercial product lines by adding key sizes of new commercial products launched in recent years.
In Asia Pacific Tire, we launched two of our leading ultra high performance tires, the Goodyear Eagle F1 Asymmetric 2 for luxury sports performance vehicles and the Goodyear Eagle F1 Directional 5 for mid-range sports performance vehicles. Both of these Goodyear Eagle products are successors to previous award-winning ultra high performance tires and provide superior braking and handling capabilities.
Outlook

In 2012, we expect to continue to face challenges related to uneven tire industry growth and the actions we are taking globally to improve our manufacturing footprint.

We expect long-term growth in the global tire industry to continue, but at a slower pace near-term than previously forecast due to continued economic weakness in several parts of the world, most notably in Europe. We expect that our full-year tire unit volume for 2012 will be essentially flat with 2011. For the full year of 2012 in North America, we expect consumer replacement to be flat to down 2%, consumer original equipment to be flat to up 3%, commercial replacement to be up between 2% and 6% and commercial original equipment to be up between 10% and 15%. For the full year in Europe, the consumer replacement industry is expected to be flat to down 2%, consumer original equipment to be down between 5% and 9%, commercial replacement to be down between 3% and 8% and commercial original equipment to be down between 20% and 25%.

We expect our raw material costs in the first quarter of 2012 to increase 20% to 25% when compared with the first quarter of 2011. Smaller increases are expected for the second quarter of 2012 compared with the second quarter of 2011. For the second half of 2012, we expect raw material costs to decrease compared with the second half of 2011. For the full year of 2012, we expect our raw material costs will increase approximately 5% compared with 2011. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. In order to mitigate some of the impact of rising raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.

As a result of the closure of our Union City, Tennessee manufacturing facility, we now expect to recover approximately $40 million to $60 million of unabsorbed fixed costs in 2012, net of the impact of anticipated production cuts due to flat tire unit volume. We also expect to reduce costs by approximately $250 million in 2012. As a partial offset to these benefits, we expect to incur approximately $40 million to $60 million of additional costs related to start-up expenses for our new Pulandian, China manufacturing facility and under-absorbed overhead costs related to the closure of our Dalian, China manufacturing facility in 2012.
See “Item 1A. Risk Factors” at page 11 for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” at page 51 for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED
All per share amounts are diluted and refer to Goodyear net income (loss) available to common shareholders.
2011 Compared to 2010
For the year ended December 31, 2011, Goodyear net income was $343 million, or $1.32 per share, compared to net loss of $216 million, or $0.89 per share, in 2010. For the year ended December 31, 2011 Goodyear net income available to common shareholders was $321 million, or $1.26 per share, reflecting $22 million of preferred stock dividends, compared to a Goodyear net loss available to common shareholders of $216 million, or $0.89 per share, in 2010.
Net Sales
Net sales in 2011 of $22.8 billion increased $3.9 billion, or 20.9%, compared to 2010 due primarily to favorable changes in price and product mix of $2.6 billion, increased sales in other tire-related businesses of $875 million, primarily in North American Tire’s third party sales of chemical products, and $599 million due to favorable foreign currency translation. Consumer and commercial net sales in 2011 were $12.1 billion and $4.6 billion, respectively. Consumer and commercial net sales in 2010 were $10.3 billion and $3.5 billion, respectively.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2011	2010	% Change
Replacement Units
North American Tire (U.S. and Canada)	50.0	50.8	(1.6)%
International	82.2	82.2	—%
Total	132.2	133.0	(0.7)%
OE Units
North American Tire (U.S. and Canada)	16.0	15.9	1.3%
International	32.4	31.9	1.6%
Total	48.4	47.8	1.5%
Goodyear worldwide tire units	180.6	180.8	(0.1)%

The decrease in worldwide tire unit sales of 0.2 million units, or 0.1%, compared to 2010, included a decrease of 0.8 million replacement units, or 0.7%, due primarily to a decrease in the consumer replacement business in North American Tire due to lower industry demand and a decrease in Latin American Tire, primarily in consumer replacement, partially offset by an increase of 0.6 million units, or 1.5%, in OE units, primarily in EMEA. EMEA OE volume increased 1.1 million units, or 6.7%, due to increased demand in both our consumer and commercial businesses due to increased vehicle production. Consumer and commercial units in 2011 were 163.6 million and 14.8 million, respectively. Consumer and commercial units in 2010 were 164.4 million and 14.0 million, respectively.
Cost of Goods Sold
Cost of goods sold (“CGS”) was $18.8 billion in 2011, increasing $3.4 billion, or 21.8%, compared to 2010. CGS in 2011 increased due primarily to higher raw material costs of $1.8 billion, higher costs in other tire-related businesses of $826 million, primarily in North American Tire’s cost of chemical products, unfavorable foreign currency translation of $453 million, and product mix-related cost increases of $229 million. CGS was favorably impacted by decreased conversion costs of $19 million. The lower conversion costs were caused primarily by lower under-absorbed fixed overhead costs of $195 million due to higher production volume and savings from rationalization plans of $55 million, which were partially offset by incremental start-up costs for our new manufacturing facility in Pulandian, China of $40 million, inflationary cost increases and higher profit sharing costs in North American Tire of $55 million. CGS in 2011 included $4 million ($4 million after-tax or $0.01 per share) in charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina. CGS in 2011 also included charges for accelerated depreciation and asset write-offs of $50 million ($48 million after-tax or $0.18 per share), compared to $15 million in 2010 ($11 million after-tax or $0.05 per share). The increase in accelerated depreciation and asset write-offs in 2011 was due primarily to the closure of our manufacturing facility in Union City, Tennessee. CGS in 2010 also included gains from supplier settlements of $12 million ($8 million after-tax or $0.03 per share), expense due to a supplier disruption of $4 million ($4 million after-tax or $0.02 per share), a one-time importation cost adjustment of $3 million ($3 million after-tax or $0.01 per share), and the impact of a strike in South Africa of $3 million ($3 million after-tax or $0.01 per share). CGS was 82.7% of sales in 2011 compared to 82.1% in 2010.
Selling, Administrative and General Expense
Selling, administrative and general expense (“SAG”) was $2.8 billion in 2011, increasing $192 million, or 7.3%, compared to 2010. SAG increased due primarily to unfavorable foreign currency translation of $89 million, higher advertising and marketing expenses of $79 million, increased wages and benefits of $77 million, and increased warehousing costs of $13 million. Lower general and product liability expense of $52 million in North American Tire served to partially offset the increase. SAG benefited from savings from rationalization plans of $20 million. SAG in 2010 included an insurance recovery of $8 million ($8 million after-tax or $0.03 per share). SAG in 2011 was 12.4% of sales, compared to 14.0% in 2010.
Rationalizations
To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce selling, administrative and general expenses through associate headcount reductions. We recorded net rationalization charges of $103 million in 2011 ($95 million after-tax or $0.35 per share). Rationalization actions initiated in 2011 consisted of headcount reductions in EMEA and Asia Pacific Tire and actions in connection with the relocation of our manufacturing facility in Dalian, China to Pulandian, China.
We recorded net rationalization charges of $240 million in 2010 ($225 million after-tax or $0.93 per share). Rationalization actions initiated in 2010 consisted of the plan to close our manufacturing facility in Union City, Tennessee, the consolidation of several warehouses in North American Tire, an increase in costs related to the discontinuation of consumer tire production at one of our facilities in Amiens, France, and the closure of a manufacturing facility in Taiwan.
Upon completion of the 2011 plans, we estimate that annual operating costs will be reduced by approximately $15 million ($1 million CGS and $14 million SAG). The savings realized in 2011 for the 2011 plans totaled $2 million ($1 million CGS and $1 million SAG). In addition, savings realized in 2011 for the 2010 plans totaled $19 million ($8 million CGS and $11 million SAG).
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $330 million in 2011, increasing $14 million from $316 million in 2010. The increase relates primarily to higher average debt balances of $5,411 million in 2011 compared to $4,701 million in 2010, partially offset by a decrease in average interest rates of 6.10% in 2011 compared to 6.72% in 2010.
Other Expense
Other Expense in 2011 was $73 million, improving $113 million from $186 million in 2010. Net foreign currency exchange losses in 2011 were $27 million compared to $159 million in 2010. The 2010 period included a first quarter foreign exchange loss of $110 million ($99 million after-tax or $0.41 per share) resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and a fourth quarter foreign exchange loss of $24 million ($20 million after-tax or $0.08 per share) in connection with the January 1, 2011 elimination of the two-tier exchange rate structure, which was announced by the Venezuelan government in December 2010. For further discussion on Venezuela, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Overview." Foreign currency exchange also reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Financing fees in 2011 of $89 million included $53 million ($53 million after-tax or $0.20 per share) related to the redemption of $350 million aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to a cash premium paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount.
Net gains on asset sales were $16 million ($8 million after-tax or $0.03 per share) in 2011 compared to net gains on asset sales of $73 million ($48 million after-tax or $0.20 per share) in 2010. Net gains in 2011 related primarily to the sale of land in Malaysia and the sale of the farm tire business in Latin America. Net gains in 2010 related primarily to the sale of a closed manufacturing facility in Taiwan and land in Thailand and the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008.
The 2011 period also included charges of $13 million for an asbestos accrual adjustment related to prior periods and $9 million for the insurance deductible related to flood damage to our manufacturing facility in Thailand. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Segment Information -- Asia Pacific Tire" for further information. The 2010 period also included a charge of $25 million ($18 million after-tax or $0.07 per share) related to a claim regarding the use of value-added tax credits in prior years.
For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other Expense.
Income Taxes
Tax expense in 2011 was $201 million on income before income taxes of $618 million. For 2010, tax expense was $172 million on income before income taxes of $8 million primarily driven by a U.S. loss of $529 million with no tax benefit. For the year ending December 31, 2010, our income tax expense or benefit was allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, a $9 million ($9 million after-minority or $0.04 per share) non-cash tax benefit was allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense in 2011 also included net tax benefits of $36 million ($42 million after-minority or $0.16 per share) primarily related to a $64 million benefit from the release of a valuation allowance on our Canadian operations and a $24 million charge related to the settlement of prior tax years and to increase tax reserves as a result of negative tax court rulings in a foreign jurisdiction. Income tax expense in 2010 included net tax benefits of $33 million related to a $16 million benefit for enacted tax law changes and $20 million of tax benefits related to the settlement of tax audits and the expiration of statutes of limitations in multiple tax jurisdictions.
The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the adjustments discussed above.
Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. In certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist, however, we do not expect these possible one-time tax benefits to have a significant impact on our financial position or results of operation.
For further information, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.
Minority Shareholders’ Net Income
Minority shareholders’ net income was $74 million in 2011, compared to $52 million in 2010. The increase was due primarily to increased earnings in our joint venture in Europe.

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
Cost of Goods Sold
CGS was $15.5 billion in 2010, increasing $1.8 billion, or 13.0%, compared to 2009. CGS in 2010 increased due primarily to higher tire volume of $850 million, mainly in North American Tire and EMEA, higher raw material costs of $549 million, higher costs in other tire-related businesses of $529 million, primarily in North American Tire’s cost of chemical products, and product mix-related manufacturing cost increases of $178 million. CGS was favorably impacted by decreased conversion costs of $295 million, due primarily to lower under-absorbed fixed overhead costs of $278 million due to higher production volume. CGS benefited from savings from rationalization plans of $91 million. CGS in 2010 included charges for accelerated depreciation and asset write-offs of $15 million ($11 million after-tax or $0.05 per share), compared to $43 million in 2009 ($38 million after-tax or $0.16 per share). CGS in 2010 also included gains from supplier settlements of $12 million ($8 million after-tax or $0.03 per share), expense due to a supplier disruption of $4 million ($4 million after-tax or $0.02 per share), a one-time importation cost adjustment of $3 million ($3 million after-tax or $0.01 per share), and the impact of a strike in South Africa of $3 million ($3 million after-tax or $0.01 per share). CGS was 82.1% of sales in 2010 compared to 83.9% in 2009.
Selling, Administrative and General Expense
SAG was $2.6 billion in 2010, increasing $226 million, or 9.4%, compared to 2009. SAG increased due primarily to increased wages and benefits of $103 million, including $63 million of incentive compensation, higher advertising expenses of $47 million, and increased warehousing costs of $17 million. SAG benefited from savings from rationalization plans of $18 million and an insurance recovery of $8 million ($8 million after-tax or $0.03 per share). SAG in 2010 was 14.0% of sales, compared to 14.7% in 2009.

Rationalizations
We recorded net rationalization charges of $240 million in 2010 ($225 million after-tax or $0.93 per share). Rationalization actions in 2010 consisted of the plan to close our manufacturing facility in Union City, Tennessee, the consolidation of several warehouses in North American Tire, an increase in costs related to the discontinuation of consumer tire production at one of our facilities in Amiens, France, and the closure of a manufacturing facility in Taiwan.
We recorded net rationalization charges of $227 million in 2009 ($182 million after-tax or $0.75 per share). Rationalization actions in 2009 consisted of initiatives in North American Tire to reduce manufacturing headcount at several facilities, including Union City, Tennessee, Danville, Virginia and Topeka, Kansas, to respond to lower production demand. Additional salaried headcount reductions were initiated at our corporate offices in Akron, Ohio, in North American Tire and throughout EMEA. We also initiated the discontinuation of consumer tire production at one of our facilities in Amiens, France and manufacturing headcount reductions at each of our two facilities in Brazil.
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $316 million in 2010, increasing $5 million compared to 2009. The increase relates primarily to higher average interest rates of 6.72% in 2010 compared to 5.65% in 2009 partially offset by lower average debt balances of $4,701 million in 2010 compared to $5,509 million in 2009.
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
Financing fees in 2010 of $95 million included $56 million ($56 million after-tax or $0.23 per share) related to the redemption of $973 million of long term debt, of which $50 million were cash premiums paid on the redemption and $6 million were financing fees which were written off. Also included in financing fees were costs related to a debt exchange offer of $5 million ($5 million after-tax or $0.02 per share).
Net gains on asset sales were $73 million ($48 million after-tax or $0.20 per share) in 2010 compared to net losses on asset sales of $30 million ($30 million after-tax or $0.13 per share) in 2009. Net gains in 2010 related primarily to the sale of a closed manufacturing facility in Taiwan and land in Thailand and the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008. Net losses in 2009 were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters in connection with the development of a new headquarters in Akron, Ohio.
The 2010 period also included a charge of $25 million ($18 million after-tax or $0.07 per share) related to a claim regarding the use of value-added tax credits in prior years.
For further information, refer to the Note to the Consolidated Financial Statements No. 3, Other Expense.
Income Taxes
Tax expense in 2010 was $172 million on income before income taxes of $8 million primarily driven by a U.S. loss of $529 million with no tax benefit. For 2009, tax expense was $7 million on a loss before income taxes of $357 million. For the years ending December 31, 2010 and 2009, our income tax expense or benefit was allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, a $9 million ($9 million after-minority or $0.04 per share) and $100 million ($100 million after-minority or $0.42 per share), respectively, non-cash tax benefit has been allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense in 2010 also included net tax benefits of $33 million ($31 million after-minority or $0.13 per share) primarily related to a $16 million benefit on enacted tax law changes and $20 million of tax benefits related to the settlement of tax audits and the expiration of statutes of limitations in multiple tax jurisdictions. Income tax expense in 2009 also included net tax benefits of $42 million ($42 million after-minority or $0.18 per share) primarily related to a $29 million benefit resulting from the release of a valuation allowance on our Australian operations and a $19 million benefit resulting from the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada.

The difference between our effective tax rate and the U.S. statutory rate was due primarily to our continuing to maintain a full valuation allowance against our net Federal and state deferred tax assets and the adjustments discussed above.
For further information, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.

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
Total segment operating income was $1,368 million in 2011, $917 million in 2010 and $372 million in 2009. Total segment operating margin (segment operating income divided by segment sales) in 2011 was 6.0%, compared to 4.9% in 2010 and 2.3% in 2009.
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
North American Tire

	Year Ended December 31,
(In millions)	2011	2010	2009
Tire Units	66.0	66.7	62.7
Net Sales	$9,859	$8,205	$6,977
Operating Income (Loss)	276	18	(305)
Operating Margin	2.8%	0.2%	(4.4)%

2011 Compared to 2010
North American Tire unit sales in 2011 decreased 0.7 million units, or 0.9%, from the 2010 period. The decrease was primarily related to a decrease in replacement volume of 0.8 million units, or 1.6%, primarily in our consumer business reflecting lower industry demand. OE volume remained relatively flat with increases in our commercial business offsetting decreases in our consumer business.
Net sales in 2011 were $9,859 million, increasing $1,654 million, or 20.2%, compared to $8,205 million in 2010 due primarily to improved price and product mix of $1,000 million, increased sales in other tire-related businesses of $677 million primarily related to an increase in the price and volume of third party sales of chemical products, and favorable foreign currency translation of $28 million. Lower sales volume of $54 million partially offset these improvements.
Operating income in 2011 was $276 million, improving $258 million from $18 million in 2010. Price and product mix improved $883 million, which more than offset raw material cost increases of $706 million. Operating income also benefited from decreased SAG expenses of $53 million, increased operating income in our other tire-related businesses of $30 million driven by increased profits for our aviation products and in our retail tire businesses, and favorable foreign currency translation of $12 million. Conversion costs, which were flat compared to the prior year, benefited from lower under-absorbed fixed overhead costs of approximately $96 million due to higher production volume and decreased pension expense of $35 million. These benefits were offset by higher profit sharing costs of $55 million, increased workers compensation of $15 million, and inflation. Lower volume of $5 million served to partially offset the improvement in operating income. The decrease in SAG expense was driven by lower general and product liability expenses of $52 million. Conversion costs and SAG expenses included savings from rationalization plans of $16 million and $11 million, respectively.
Operating income in 2011 excluded net rationalization charges of $72 million and charges for accelerated depreciation and asset write-offs of $43 million, primarily related to the closure of our Union City, Tennessee manufacturing facility, and net losses on asset sales of $2 million. Operating income in 2010 excluded net rationalization charges of $184 million and charges for accelerated depreciation and asset write-offs of $2 million, primarily related to the closure of our Union City, Tennessee manufacturing facility, and net gains on asset sales of $2 million.
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
Net sales in 2010 increased $1,228 million, or 17.6%, compared to 2009 due primarily to increased sales in other tire-related businesses of $610 million, primarily related to an increase in the price and volume of third party sales of chemical products. Higher tire volume of $304 million, improved price and product mix of $269 million and favorable foreign currency translation of $39 million also contributed to the growth in net sales.
Operating income in 2010 was $18 million, improving $323 million from a loss of $305 million in 2009. Price and product mix improved $260 million, which more than offset raw material cost increases of $177 million. Operating income also benefited from lower conversion costs of $171 million, increased operating income in our other tire-related business of $47 million, primarily related to sales of chemical products, higher tire volume of $26 million and lower transportation costs of $20 million. The decrease in conversion costs was primarily driven by lower under-absorbed fixed overhead costs of $119 million due to higher production volume and savings from rationalization plans of $55 million. Lower employee benefit costs and productivity improvements were offset by inflation and higher profit sharing costs. SAG expense increased $15 million driven by increased advertising costs of $15 million and higher general and product liability expenses of $14 million partially offset by savings from rationalization plans of $8 million and lower bad debt expense of $6 million.
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
Europe, Middle East and Africa Tire

	Year Ended December 31,
(In millions)	2011	2010	2009
Tire Units	74.3	72.0	66.0
Net Sales	$8,040	$6,407	$5,801
Operating Income	627	319	166
Operating Margin	7.8%	5.0%	2.9%

2011 Compared to 2010
Europe, Middle East and Africa Tire unit sales in 2011 increased 2.3 million units, or 3.2%, to 74.3 million units. Replacement volume increased 1.2 million units, or 2.2%, primarily in the consumer business, due to improved economic conditions during the first nine months of the year and strong winter tire sales. OE volume increased 1.1 million units, or 6.7%, driven by increased demand in both our consumer and commercial businesses due to increased vehicle production.
Net sales in 2011 were $8,040 million, increasing $1,633 million, or 25.5%, compared to $6,407 million in 2010, due primarily to improved price and product mix of $1,031 million and higher volume of $170 million. These increases were accompanied by favorable foreign currency translation of $342 million and higher sales by other tire-related businesses of $90 million, primarily in our retail and retread businesses.
Operating income in 2011 was $627 million, increasing $308 million, or 96.6%, compared to $319 million in 2010, due primarily to improved price and product mix of $930 million which offset higher raw material costs of $651 million, lower conversion costs of $79 million, increased volume of $34 million and favorable foreign currency translation of $24 million. Conversion costs decreased due primarily to lower under-absorbed fixed overhead costs of $89 million due to higher production volume partially offset by increases in wages and general inflation. Operating income was unfavorably affected by higher SAG expenses of $91 million. SAG expenses increased primarily due to increased advertising and marketing expenses of $66 million, higher wages and benefits of $25 million and increased warehousing costs of $13 million. Conversion costs and SAG expenses included savings from rationalization plans of $17 million and $5 million, respectively.
Operating income in 2011 excluded net rationalization charges of $15 million and net gains on asset sales of $1 million. Operating income in 2010 excluded net rationalization charges of $41 million, net gains on asset sales of $6 million and charges for accelerated depreciation and asset write-offs of $1 million.
EMEA’s results are highly dependent upon Germany, which accounted for approximately 37% and 35% of EMEA’s net sales in 2011 and 2010, respectively. Accordingly, results of operations in Germany will have a significant impact on EMEA’s future performance.
In addition, the sale of the European farm tire business to Titan Tire Corporation was subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils. The put option expired on November 30, 2011. Titan is no longer obligated to purchase our European farm tire business, and we do not have an anticipated time frame in which we expect to complete that sale.
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
Operating income in 2010 excluded net rationalization charges of $41 million, net gains on asset sales of $6 million and charges for accelerated depreciation and asset write-offs of $1 million. Operating income in 2009 excluded net rationalization charges of $82 million and net gains on asset sales of $1 million.
Latin American Tire

	Year Ended December 31,
(In millions)	2011	2010	2009
Tire Units	19.8	20.7	19.1
Net Sales	$2,472	$2,158	$1,814
Operating Income	231	330	301
Operating Margin	9.3%	15.3%	16.6%

2011 Compared to 2010
Latin American Tire unit sales in 2011 decreased 0.9 million units, or 4.8%, from the 2010 period. Replacement tire volume decreased 0.9 million units, or 7.0%, primarily in the lower end of the consumer tire market due to competition from increased imports of tires from Asia, while OE tire volume was flat.
Net sales in 2011 were $2,472 million, increasing $314 million, or 14.6%, from $2,158 million in 2010. Net sales increased due primarily to improved price and product mix of $296 million, increased sales by other tire-related businesses of $99 million and favorable foreign currency translation of $82 million, mainly in Brazil. These increases were partially offset by lower volume of $97 million and the divestiture of the farm tire business, which reduced sales by $67 million.
Operating income in 2011 was $231 million, decreasing $99 million, or 30.0%, from $330 million in 2010. Operating income decreased due primarily to higher conversion costs of $61 million, lower tire volume of $30 million, the impact of the April 1, 2011 farm tire business divestiture of $25 million, and higher SAG expenses of $19 million, primarily driven by increased wages and benefits of $12 million and equity-based taxes of $5 million. These decreases were partially offset by improved price and product mix of $266 million, which more than offset increased raw material costs of $249 million, favorable foreign currency translation of $4 million, higher operating income from other tire-related businesses of $3 million and higher operating income from intersegment sales. The higher conversion costs were primarily driven by wage inflation, a depreciation adjustment related to prior periods of $8 million, an increase of $5 million driven by a first quarter 2010 adjustment of a legal claim reserve for payroll taxes, and ramp-up costs related to the expansion of our manufacturing facility in Chile. Conversion costs included lower under-absorbed fixed overhead costs of approximately $16 million. Conversion costs and SAG expenses included savings from rationalization plans of $22 million and $4 million, respectively.
Operating income in 2011 excluded net gains on asset sales of $4 million. Operating income in 2010 excluded a charge of $25 million related to a claim regarding the use of value-added tax credits in prior periods, net gains on asset sales of $7 million, and net rationalization charges of $5 million. In addition, a $134 million foreign currency exchange loss in Venezuela was also excluded from operating income in 2010.
Latin American Tire’s results are highly dependent upon Brazil, which accounted for 58% and 61% of Latin American Tire’s net sales in 2011 and 2010, respectively. Lower operating income in Brazil in 2011, primarily due to competition from increased imports of tires from Asia, increased raw material costs and inflationary cost increases, drove the year over year decline in segment operating income in 2011.
Goodyear Venezuela also contributed a significant portion of Latin American Tire’s sales and operating income in 2011 and 2010. For further information see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in this Form 10-K.

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
Operating income in 2010 increased $29 million, or 9.6%, from the same period in 2009, due primarily to improved price and product mix of $188 million, which more than offset higher raw material costs of $84 million, and lower conversion costs of $24 million. These increases were partially offset by unfavorable foreign currency translation of $49 million, higher SAG costs of $26 million, and lower profitability on intersegment transfers of $24 million. Higher SAG expenses included higher wages and benefits of $13 million and higher warehousing expenses of $11 million. Conversion costs included lower under-absorbed fixed overhead costs of $41 million and savings from rationalization plans of $8 million. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions adversely impacted Latin American Tire’s operating income by approximately $85 million as compared to 2009.
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

Asia Pacific Tire

	Year Ended December 31,
(In millions)	2011	2010	2009
Tire Units	20.5	21.4	19.2
Net Sales	$2,396	$2,062	$1,709
Operating Income	234	250	210
Operating Margin	9.8%	12.1%	12.3%

2011 Compared to 2010
Asia Pacific Tire unit sales in 2011 decreased 0.9 million units, or 4.2%, from the 2010 period. OE volume decreased by 0.6 million units, or 6.5%, primarily in the consumer business and replacement volume decreased by 0.3 million units, or 2.6%. Decreases in OE unit sales were primarily caused by supply disruptions at OE manufacturers as a result of the natural disaster in Japan as well as flooding in Thailand. Declines in replacement unit sales in Australia and New Zealand, which were affected by a continued weak retail environment, and in Thailand, which was impacted by flooding, more than offset increased replacement unit sales in China and India.
Net sales in 2011 were $2,396 million, increasing $334 million, or 16.2%, from $2,062 million in the 2010 period, due primarily to improved price and product mix of $258 million and foreign currency translation of $147 million, primarily in Australia and China, which more than offset the impact of lower volume of $64 million.
Operating income in 2011 was $234 million, decreasing $16 million, or 6.4%, from $250 million in 2010, due primarily to an increase in start-up expenses for our new manufacturing facility in Pulandian, China of approximately $40 million, higher conversion costs of $13 million, lower volume of $12 million, higher SAG costs of $15 million and higher transportation costs of $6 million. These impacts were partially offset by improved price and product mix of $277 million, which more than offset higher raw material costs of $216 million, and favorable foreign currency translation of $17 million. The flooding of our factory in Thailand in the fourth quarter of 2011 reduced volume and increased conversion costs, which negatively impacted operating income by approximately $12 million.
Operating income in 2011 and 2010 excluded net rationalization charges of $16 million and $11 million, respectively, and charges for accelerated depreciation and asset write-offs of $7 million and $12 million, respectively. In addition, operating income excluded net gains on asset sales of $9 million in 2011, due primarily to the sale of land in Malaysia, and $58 million in 2010, due primarily to the sale of a closed manufacturing facility in Taiwan and land in Thailand.
Asia Pacific Tire’s results are highly dependent upon Australia, which accounted for approximately 44% and 43% of Asia Pacific Tire’s net sales in 2011 and 2010, respectively. Accordingly, results of operations in Australia will have a significant impact on Asia Pacific Tire's future performance. In 2012, start-up expenses at our new manufacturing facility in Pulandian, China and under-absorbed overhead costs at our Dalian, China manufacturing facility that is expected to be closed in the second half of 2012 are anticipated to adversely impact Asia Pacific Tire's operating income by $40 million to $60 million compared to 2011.
Following severe flooding in Thailand, we closed our consumer and aviation tire manufacturing facility in Bangkok in October 2011. The floodwaters that idled the plant receded in late November 2011, allowing us to make an assessment of the damage. In addition to the approximate $12 million impact on segment operating income, we recorded charges of $9 million during the fourth quarter of 2011 in Other Expense, representing our deductible under an insurance policy. In the aggregate, our fourth quarter results of operations were negatively affected by approximately $21 million ($16 million after-tax, or $0.07 per share). Restoration of our facility has commenced and we expect to resume production of aviation and consumer tires during the first quarter, ramping up to full production during the second quarter. As a result, we expect our first half of 2012 production and sales to be adversely affected. Over time, we do not expect the impact on our results of operations to be material due to available insurance coverage; however, the timing of recognition of insurance recoveries may lag the recording of incurred losses.

2010 Compared to 2009
Asia Pacific Tire unit sales in 2010 increased 2.2 million units, or 11.6%, from the 2009 period. OE volumes increased 1.6 million units, or 22.5%, primarily in the consumer business, and replacement unit sales increased 0.6 million units, or 5.2%. The increase in units was due to growth in vehicle production in China and India.
Net sales in 2010 increased $353 million, or 20.7%, compared to the 2009 period, due primarily to foreign currency translation of $172 million, increased volume of $158 million and improved price and product mix of $23 million.
Operating income in 2010 increased $40 million, or 19.0%, compared to the 2009 period, due primarily to improved price and product mix of $110 million, which offset higher raw material costs of $106 million, increased volume of $32 million, favorable foreign currency translation of $21 million and decreased conversion costs of $19 million. Conversion costs included savings from rationalization plans of $16 million and lower under-absorbed fixed overhead costs of $10 million. Operating income was adversely affected by start-up expenses for our new manufacturing facility in Pulandian, China of approximately $10 million and higher SAG costs of $22 million, including increased wages and benefits of $9 million. Operating income in 2009 included a gain of $7 million from insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand in 2007.
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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. On an ongoing basis, management reviews its estimates, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Our critical accounting policies relate to:

•	general and product liability and other litigation,

•	workers’ compensation,

•	recoverability of goodwill,

•	deferred tax asset valuation allowances and uncertain income tax positions, and

•	pensions and other postretirement benefits.
General and Product Liability and Other Litigation.  General and product liability and other recorded litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.
A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $138 million at December 31, 2011. The portion of the liability associated with unasserted asbestos claims and related defense costs was $64 million. At December 31, 2011, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.
We maintain primary insurance coverage under coverage-in-place agreements, and also have excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery. This determination is based on consultation with our outside legal counsel and taking into consideration agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors.
As of December 31, 2011, we recorded a receivable related to asbestos claims of $67 million, and we expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $8 million was included in Current Assets as part of Accounts receivable at December 31, 2011. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $302 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2011. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $654 million at December 31, 2011.
We have determined our reporting units to be consistent with our operating segments comprised of four strategic business units: North American Tire, Europe, Middle East and Africa Tire, Latin American Tire and Asia Pacific Tire. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. There have been no changes to our reporting units or in the manner in which goodwill was allocated in 2011.
FASB Accounting Standard Update No. 2011-08 Intangibles - Goodwill and Other Topics was issued in September 2011 and allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. We adopted this standard update in the third quarter in connection with our July 31, 2011 annual impairment assessment and performed a qualitative analysis. After considering changes to assumptions used in the prior year test, including the capital markets environment, global economic conditions, tire industry competition and trends, and improvements in our results of operations, as well as the excess of fair value over the carrying amount of each reporting unit as determined in our 2010 annual testing of 40% for North American Tire, over 45% for EMEA and over 20% for Asia Pacific Tire, and other factors, we concluded it was more likely than not that the fair value of each reporting unit was not less than its carrying value and, therefore, did not perform a quantitative analysis. Accordingly, the annual impairment test at July 31, 2011 indicated there was no impairment of goodwill.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions.  At December 31, 2011, we had valuation allowances aggregating $3.1 billion against all of our net Federal and state and certain of our foreign net deferred tax assets.
We assess both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign locations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net Federal, state and certain of our foreign deferred tax assets. We intend to maintain valuation allowances against our net deferred tax assets until sufficient positive evidence exists to support the realization of such assets.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, or that we are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the period of resolution. We report interest and penalties related to uncertain income tax positions as income taxes. For additional information regarding uncertain income tax positions, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.
Pensions and Other Postretirement Benefits.  Our recorded liabilities for pensions and other postretirement benefits are based on a number of assumptions, including:

•	life expectancies,

•	retirement rates,

•	discount rates,

•	long term rates of return on plan assets,

•	inflation rates,

•	future compensation levels,

•	future health care costs, and

•	maximum company-covered benefit costs.
Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends. The discount rate for our U.S. plans is based on a yield curve derived from a portfolio of corporate bonds from issuers rated Aa or higher as of December 31 and is reviewed annually. Our expected benefit payment cash flows are discounted based on spot rates developed from the yield curve. The long term rate of return on plan assets is based on the compound annualized return of our U.S. pension fund over a period of 15 years or more, estimates of future long term rates of return on assets similar to the target allocation of our pension fund and long term inflation. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as-needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 4.52% and 4.12%, respectively, at December 31, 2011, compared to 5.20% and 4.62% for our U.S. pension and other postretirement benefit plans, respectively, at December 31, 2010. The decrease in the discount rate at December 31, 2011 was due primarily to lower interest rate yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $283 million in 2011, compared to $296 million in 2010 and $314 million in 2009. Interest cost included in our worldwide net periodic other postretirement benefits cost was $30 million in 2011, compared to $33 million in 2010 and $32 million in 2009.
The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, shareholders’ equity, and 2012 expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2011
(Dollars in millions)	Change	PBO/ABO	Equity	2012 Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$337	$337	$12
Actual 2011 return on assets	+/- 1.0%	N/A	36	6
Expected return on assets	+/- 1.0%	N/A	N/A	35
Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$11	$11	$—
Health care cost trends — total cost	+/- 1.0%	3	3	—

A significant portion of the net actuarial loss included in AOCL of $2,900 million in our U.S. pension plans as of December 31, 2011 is a result of plan asset losses and the overall decline in U.S. discount rates over time. For purposes of determining our 2011 U.S. net periodic pension expense, our funded status was such that we recognized $134 million of the net actuarial loss in 2011. We will recognize approximately $183 million of net actuarial losses in 2012. If our future experience is consistent with our assumptions as of December 31, 2011, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2012 before it begins to gradually decline.
The actual rate of return on our U.S. pension fund was 0.7%, 14.4% and 25.6% in 2011, 2010 and 2009, respectively, as compared to the expected rate of 8.50% for all three years. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
We experienced a decrease in our U.S. discount rate at the end of 2011 and a large portion of the net actuarial loss included in AOCL of $185 million in our worldwide other postretirement benefit plans as of December 31, 2011 is a result of the overall decline in U.S. discount rates over time. The net actuarial loss increased from 2010 due to the decrease in the discount rate at December 31, 2011. For purposes of determining 2011 worldwide net periodic other postretirement benefits cost, we recognized $10 million of the net actuarial losses in 2011. We will recognize approximately $12 million of net actuarial losses in 2012. If our future experience is consistent with our assumptions as of December 31, 2011, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2012 before it begins to gradually decline.
The weighted average amortization period for our U.S. plans is approximately 14 years.
For further information on pensions and other postretirement benefits, refer to the Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans.

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

We experienced uneven industry conditions in 2011 as the economic recovery in developed markets was impacted by uncertainty surrounding debt issues in Europe and the United States and continued high levels of unemployment, which had a negative impact on overall economic conditions. In emerging markets, high inflation and interest rates also contributed to uneven industry conditions. In 2011, we took several actions to strengthen our balance sheet and improve our liquidity, including the issuance of our mandatory convertible preferred stock, the redemption of a portion of our 10.5% senior notes due 2016 with the proceeds of that equity offering, the refinancing of our European revolving credit facility and the issuance of euro-denominated notes by GDTE. At December 31, 2011, we had solid liquidity, with approximately $5.3 billion of cash and cash equivalents and unused availability under our credit facilities.
For further information on the other strategic initiatives we pursued in 2011, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
At December 31, 2011, we had $2,772 million in Cash and cash equivalents, compared to $2,005 million at December 31, 2010. For the year ended December 31, 2011, net cash provided by operating activities was $773 million. Net income of $417 million and non-cash depreciation and amortization of $715 million were partially offset by working capital expenditures of $650 million. Higher raw material costs and increased selling prices drove the increase in working capital, while higher inventory units to support customer service levels and weaker industry sales in the fourth quarter, primarily in EMEA, also contributed. For the year ended December 31, 2011, net cash used by investing activities was $902 million and net cash provided by financing activities was $994 million. Cash and cash equivalents were favorably affected by the net proceeds from the issuance of our mandatory convertible preferred stock of $484 million and the issuance of €250 million aggregate principal amount of 6.75% senior notes due 2019. Partially offsetting these increases in Cash and cash equivalents were capital expenditures of $1,043 million and the redemption of $350 million of our 10.5% senior notes due 2016.
At December 31, 2011 and 2010, we had $2,544 million and $2,475 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2011	2010
First lien revolving credit facility	$1,093	$1,001
European revolving credit facility	511	664
Chinese credit facilities	188	394
Other domestic and international debt	410	158
Notes payable and overdrafts	342	258
	$2,544	$2,475

At December 31, 2011, our unused availability included $188 million that can only be used to finance the relocation and expansion of our manufacturing facility in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of our manufacturing facility. There were $389 million of borrowings outstanding under these credit facilities at December 31, 2011.
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

In 2012, we expect our operating needs to include global contributions to our funded pension plans of approximately $550 million to $600 million and our investing needs to include capital expenditures of approximately $1.1 billion to $1.3 billion. We also expect interest expense to range between $360 million and $385 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $29 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) provides funding relief for defined benefit pension plan sponsors by deferring near-term contributions. As allowed by the Pension Relief Act, we elected funding relief for the 2009 and 2011 plan years. Funding relief delays certain funding requirements for the elected plan years to years after 2014 and is expected to reduce our total U.S. pension contributions in 2011 to 2014 by approximately $275 million to $325 million. Current low interest rates have increased our funding requirements, thereby offsetting much of the benefit provided by funding relief. We currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $425 million to $450 million in 2012 and $425 million to $475 million in 2013. If the current low interest rate environment continues without funding stabilization legislation, we will experience additional increases in our funding obligations in 2014. For additional information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingent Liabilities.”
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2011, approximately $647 million of net assets, including $534 million of cash and cash equivalents, were subject to such requirements, including $291 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles since it experienced a rate of general inflation in excess of 100% over the latest three year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements since January 1, 2010 were determined using official exchange rates and are reported in Other Expense. Venezuela remained a highly inflationary economy for U.S. GAAP purposes during 2011.
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
If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statement of Operations. At December 31, 2011, we had bolivar fuerte denominated monetary assets of $317 million, which consisted primarily of $291 million of cash, $18 million of deferred tax assets and $8 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $152 million which consisted primarily of $92 million of intercompany payables, including $59 million of dividends, $24 million of accounts payable — trade, $15 million of compensation and benefits and $14 million of income taxes payable. At December 31, 2010, we had bolivar fuerte denominated monetary assets of $210 million, which consisted primarily of $188 million of cash, $18 million of deferred tax assets and $4 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $75 million which consisted primarily of $48 million of intercompany payables, including $31 million of dividends, $12 million of accounts payable — trade and $7 million of compensation and benefits. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at December 31, 2011 and 2010.
Goodyear Venezuela’s sales were 1.5% and 1.2% of our net sales for the twelve months ended December 31, 2011 and 2010, respectively. Goodyear Venezuela’s cost of goods sold was 1.2% and 0.9% of our cost of goods sold for the twelve months ended December 31, 2011 and 2010, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 55% bolivar fuerte denominated and approximately 45% U.S. dollar-denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and increase cost of goods sold by approximately $39 million and approximately $26 million, respectively, on an annual basis.
During the twelve months ended December 31, 2011, Goodyear Venezuela settled $91 million and $12 million, respectively, of U.S. dollar-denominated intercompany payables and accounts payable — trade. For the twelve months ended December 31, 2011, 92% of those payables were settled at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar and 8% were settled at the essential goods rate of 2.6 bolivar fuertes to the U.S. dollar. At December 31, 2011, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were $159 million, all of which are expected to settle at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At December 31, 2011, $81 million of the requested settlements were pending up to 180 days, less than $1 million were pending from 180 to 360 days and $78 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $43 million and dividends payable of $28 million, and amounts pending over one year include dividends payable of $31 million, imported tires of $17 million and intercompany charges for royalties of $17 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2011 and 2010. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in January 2010 and weak economic conditions and operational disruptions in Venezuela adversely impacted Latin American Tire’s operating income in 2010. We continue to face operational challenges in Venezuela, including inflationary cost pressures, high absenteeism, and difficulties importing raw materials and finished goods. In response to conditions in Venezuela, we continue to evaluate the need to adjust prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price controls. For a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors.”
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2012 and to provide us with flexibility to respond to further changes in the business environment. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position, which could include obtaining new bank debt or capital markets transactions. However, the challenges we face may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See “Item 1A. Risk Factors” for a more detailed discussion of these challenges.

Cash Position
At December 31, 2011, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$793 million or 29% in Europe, Middle East and Africa, primarily Luxembourg and South Africa ($415 million or 21% at December 31, 2010),

•	$430 million or 16% in Asia, primarily China, Australia and India ($393 million or 20% at December 31, 2010), and

•	$527 million or 19% in Latin America, primarily Venezuela and Brazil ($368 million or 18% at December 31, 2010).

Operating Activities
Net cash provided by operations was $773 million in 2011, compared to $924 million in 2010 and $1,297 million in 2009. Operating cash flows in 2011 were favorably impacted by the improvement in earnings compared to 2010. Net cash used by working capital was $650 million in 2011, compared to net cash provided of $52 million and $1,081 million in 2010 and 2009, respectively. The increase in cash used for working capital in 2011 was due primarily to higher raw material costs and increased selling prices, while higher inventory units to support customer service levels and weaker industry sales in the fourth quarter, primarily in EMEA, also contributed.
Investing Activities
Net cash used in investing activities was $902 million in 2011, compared to $859 million in 2010 and $663 million in 2009. Capital expenditures were $1,043 million in 2011, compared to $944 million in 2010 and $746 million in 2009. Capital expenditures in 2011 increased from 2010 due primarily to the expansion of manufacturing capacity in China and Chile. Capital expenditures in 2010 and 2009 primarily related to projects targeted at increasing our capacity for high value-added tires, which were scaled back in 2009 due to the recessionary economic conditions. Investing cash flows in 2011 included cash inflows of $95 million from government grants related to the relocation and expansion of our manufacturing facility in China. Investing cash flows also reflect cash provided from the disposition of assets each year as a result of the realignment of operations under rationalization programs and the divestiture of non-core assets.
Financing Activities
Net cash provided by financing activities was $994 million in 2011, compared to $179 million in 2010 and net cash used of $654 million in 2009. Financing activities in 2011 included $484 million of net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $562 million to fund working capital needs and capital expenditures. Included in these net borrowings were the issuance by GDTE of €250 million aggregate principal amount of 6.75% senior notes due 2019 and the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016.
Credit Sources
In aggregate, we had total credit arrangements of $8,129 million available at December 31, 2011, of which $2,544 million were unused, compared to $7,689 million available at December 31, 2010, of which $2,475 million were unused. At December 31, 2011, we had long term credit arrangements totaling $7,531 million, of which $2,202 million were unused, compared to $7,193 million and $2,217 million, respectively, at December 31, 2010. At December 31, 2011, we had short term committed and uncommitted credit arrangements totaling $598 million, of which $342 million were unused, compared to $496 million and $258 million, respectively, at December 31, 2010. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
See the Note to Consolidated Financial Statements, No. 15, Financing Arrangements and Derivative Financial Instruments for a discussion of the redemption of a portion of our 10.5% senior notes due 2016, the amendment and restatement of our European revolving credit facility and the issuance of €250 million of GDTE 6.75% senior notes due 2019. See the Note to Consolidated Financial Statements, No. 20, Mandatory Convertible Preferred Stock for a discussion of the issuance of our 5.875% mandatory convertible preferred stock.
Outstanding Notes
At December 31, 2011, we had $2,362 million of outstanding notes, compared to $2,371 million at December 31, 2010. For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 15, Financing Arrangements and Derivative Financial Instruments.

$1.5 Billion Amended and Restated First Lien Revolving Credit Facility due 2013
Our $1.5 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in various collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of the parent company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2011, our borrowing base was above the facility’s stated amount of $1.5 billion.
At December 31, 2011 and 2010, we had no borrowings outstanding and $407 million and $474 million, respectively, of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At December 31, 2011 and 2010, this facility was fully drawn.
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
As of December 31, 2011 and 2010, there were no borrowings under the European revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) as of December 31, 2011 and $12 million (€9 million) as of December 31, 2010.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2006 under the first lien facility and December 31, 2010 under the European facility. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below and the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. As of December 31, 2011 and 2010, the amount available and fully utilized under this program totaled $393 million (€303 million) and $319 million (€238 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $75 million and $72 million at December 31, 2011 and 2010, respectively.

The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2011 and 2010. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2011 and 2010, the gross amount of receivables sold was $190 million and $126 million, respectively.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At December 31, 2011, these non-revolving credit facilities had total unused availability of 1.2 billion renminbi ($188 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.1 billion renminbi of unused availability at December 31, 2011) matures in 2018 and principal amortization begins in 2015. There were $199 million and $99 million of borrowings outstanding under this facility at December 31, 2011 and 2010, respectively. The other facility (with 0.1 billion renminbi of unused availability at December 31, 2011) matures in 2019 and principal amortization begins in 2015. There were $190 million and $54 million of borrowings outstanding under this facility at December 31, 2011 and 2010, respectively. Restricted cash of $9 million and $8 million was related to funds obtained under these credit facilities at December 31, 2011 and 2010, respectively.
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
We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company and Guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2011, our availability under this facility of $1,093 million, plus our Available Cash of $1,024 million, totaled $2.1 billion, which is in excess of $150 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2011, we were in compliance with this financial covenant.
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
As of December 31, 2011, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

So long as any of our mandatory convertible preferred stock is outstanding, no dividend, except a dividend payable in shares of our common stock, or other shares ranking junior to the mandatory convertible preferred stock, may be paid or declared or any distribution be made on shares of our common stock unless all accrued and unpaid dividends on the then outstanding mandatory convertible preferred stock payable on all dividend payment dates occurring on or prior to the date of such action have been declared and paid or sufficient funds have been set aside for that payment.
Asset Dispositions
The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2011:

	Payment Due by Period as of December 31, 2011
(In millions)	Total	2012	2013	2014	2015	2016	Beyond 2016
Debt Obligations(1)	$5,170	$398	$81	$1,241	$489	$952	$2,009
Capital Lease Obligations(2)	31	14	13	1	1	1	1
Interest Payments(3)	2,060	333	312	287	268	204	656
Operating Leases(4)	1,431	322	284	214	163	122	326
Pension Benefits(5)	3,002	600	613	763	563	463	NA
Other Postretirement Benefits(6)	425	54	49	46	44	41	191
Workers’ Compensation(7)	407	63	56	36	27	21	204
Binding Commitments(8)	4,432	2,590	727	525	511	44	35
Uncertain Income Tax Positions(9)	47	16	12	2	11	—	6
	$17,005	$4,390	$2,147	$3,115	$2,077	$1,848	$3,428
_______________________________________

(1)	Debt obligations include Notes payable and overdrafts.

(2)	The minimum lease payments for capital lease obligations are $51 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2011 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $44 million, $38 million, $28 million, $21 million, $11 million and $21 million in each of the periods above, respectively, for a total of $163 million. Payments, net of minimum sublease rentals, total $1,268 million. The present value of the net operating lease payments is $971 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2011. Although subject to change, the amounts set forth in the table represent the midpoint of the range of our estimated minimum funding requirements for U.S. defined benefit pension plans under current ERISA law, including the election of funding relief as allowed by the Pension Relief Act; and the midpoint of the range of our expected contributions to our funded non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

The expected contributions for our U.S. plans are based upon a number of assumptions, including:

•	Projected Target Liability interest rate of 5.37% for 2012, 4.95% for 2013, 4.70% for 2014, 4.79% for 2015 and 4.91% for 2016, and

•	plan asset returns of 8.5% for 2012 and beyond.
Future contributions are also affected by other factors such as:

•	future interest rate levels,

•	the amount and timing of asset returns, and

•	how contributions in excess of the minimum requirements could impact the amount and timing of future contributions.

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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $302 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2011.

(9)
These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2011. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $105 million at December 31, 2011 and expire at various times through 2023. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

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

•	work stoppages, financial difficulties or supply disruptions at our major OE customers, dealers or suppliers could harm our business;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	if we experience a labor strike, work stoppage or other similar event our financial position, results of operations and liquidity could be materially adversely affected;

•	our long term ability to meet current obligations and to repay maturing indebtedness is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;

•	we may incur significant costs in connection with product liability and other tort claims;

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

•	we may be adversely affected by any disruption in, or failure of, our information technology systems;

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

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
Commodity Price Risk
The raw materials costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are oil-based derivatives, the cost of which may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power, expanding our capabilities to substitute lower-cost raw materials and reducing the amount of natural rubber required in each tire.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2011, 43% of our debt was at variable interest rates averaging 4.36% compared to 41% at an average rate of 3.72% at December 31, 2010.

The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2011	2010
Carrying amount — liability	$2,843	$2,691
Fair value — liability	2,891	2,791
Pro forma fair value — liability	2,993	2,893

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
The following table presents foreign currency derivative information at December 31:

(In millions)	2011	2010
Fair value — asset (liability)	$31	$9
Pro forma decrease in fair value	(117)	(113)
Contract maturities	1/12 - 10/19	1/11 - 10/19

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2011	2010
Asset (liability):
Accounts receivable	$37	$25
Other Assets	—	1
Other current liabilities	(5)	(17)
Other long term liabilities	(1)	—

For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	55
Report of Independent Registered Public Accounting Firm	56
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2011	57
Consolidated Balance Sheets at December 31, 2011 and December 31, 2010	58
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2011	59
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011	63
Notes to Consolidated Financial Statements	64
Supplementary Data (unaudited)	117
Financial Statement Schedules:
The following consolidated financial statement schedules of The Goodyear Tire & Rubber Company are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule I — Condensed Financial Information of Registrant	FS-2
Schedule II — Valuation and Qualifying Accounts	FS-9

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2011 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 14, 2012

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2011	2010	2009
Net Sales	$22,767	$18,832	$16,301
Cost of Goods Sold	18,821	15,452	13,676
Selling, Administrative and General Expense	2,822	2,630	2,404
Rationalizations (Note 2)	103	240	227
Interest Expense (Note 5)	330	316	311
Other Expense (Note 3)	73	186	40
Income (Loss) before Income Taxes	618	8	(357)
United States and Foreign Taxes (Note 6)	201	172	7
Net Income (Loss)	417	(164)	(364)
Less: Minority Shareholders’ Net Income	74	52	11
Goodyear Net Income (Loss)	343	(216)	(375)
Less: Preferred Stock Dividends	22	—	—
Goodyear Net Income (Loss) available to Common Shareholders	$321	$(216)	$(375)
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock
Basic	$1.32	$(0.89)	$(1.55)
Weighted Average Shares Outstanding (Note 7)	244	242	241
Diluted	$1.26	$(0.89)	$(1.55)
Weighted Average Shares Outstanding (Note 7)	271	242	241

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2011	2010
Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$2,772	$2,005
Accounts Receivable (Note 9)	2,849	2,736
Inventories (Note 10)	3,856	2,977
Prepaid Expenses and Other Current Assets	335	327
Total Current Assets	9,812	8,045
Goodwill (Note 11)	654	683
Intangible Assets (Note 11)	157	161
Deferred Income Taxes (Note 6)	145	58
Other Assets (Note 12)	486	518
Property, Plant and Equipment (Note 13)	6,375	6,165
Total Assets	$17,629	$15,630
Liabilities
Current Liabilities:
Accounts Payable-Trade	$3,668	$3,107
Compensation and Benefits (Notes 17 and 18)	799	756
Other Current Liabilities	1,050	1,018
Notes Payable and Overdrafts (Note 15)	256	238
Long Term Debt and Capital Leases due Within One Year (Note 15)	156	188
Total Current Liabilities	5,929	5,307
Long Term Debt and Capital Leases (Note 15)	4,789	4,319
Compensation and Benefits (Notes 17 and 18)	4,002	3,415
Deferred and Other Noncurrent Income Taxes (Note 6)	244	242
Other Long Term Liabilities	1,041	842
Total Liabilities	16,005	14,125
Commitments and Contingent Liabilities (Note 19)
Minority Shareholders’ Equity (Note 1)	607	584
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock, no par value: (Note 20)
Authorized, 50 million shares, Outstanding shares — 10 million (0 in 2010), liquidation preference $50 per share	500	—
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 245 million (243 million in 2010)	245	243
Capital Surplus	2,808	2,805
Retained Earnings	1,187	866
Accumulated Other Comprehensive Loss (Note 21)	(3,991)	(3,270)
Goodyear Shareholders’ Equity	749	644
Minority Shareholders’ Equity — Nonredeemable	268	277
Total Shareholders’ Equity	1,017	921
Total Liabilities and Shareholders’ Equity	$17,629	$15,630
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,764	$1,463	$(3,446)	$1,022	$231	$1,253
Comprehensive income (loss):
Net (loss) income				(375)		(375)	28	(347)
Foreign currency translation (net of tax of $22)					217	217	7	224
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(17)	(17)		(17)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $57)					121	121		121
Increase in net actuarial losses (net of tax benefit of $19)					(277)	(277)		(277)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1)					43	43		43
Prior service cost from plan amendments (net of tax of $7)					(16)	(16)		(16)
Other (net of tax benefit of $2)					3	3		3
Other comprehensive income (loss)						74	7	81
Total comprehensive income (loss)						(301)	35	(266)
Dividends declared to minority shareholders							(15)	(15)
Stock-based compensation plans			18			18		18
Common stock issued from treasury (Note 18)	912,498	1	1			2		2
Other				(6)		(6)		(6)
Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735	$251	$986
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735	$251	$986
Comprehensive income (loss):
Net (loss) income				(216)		(216)	34	(182)
Foreign currency translation (net of tax of $1)					55	55	5	60
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $6)					162	162		162
Increase in net actuarial losses (net of tax benefit of $21)					(178)	(178)		(178)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $4)					60	60		60
Prior service cost from plan amendments (net of tax of $0)					(1)	(1)		(1)
Other (net of tax of $0)					4	4		4
Other comprehensive income (loss)						102	5	107
Total comprehensive income (loss)						(114)	39	(75)
Dividends declared to minority shareholders							(13)	(13)
Stock-based compensation plans			16			16		16
Common stock issued from treasury (Note 18)	736,530	1	6			7		7
Balance at December 31, 2010
(after deducting 7,950,743 treasury shares)	242,938,949	$243	$2,805	$866	$(3,270)	$644	$277	$921
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2010
(after deducting 7,950,743 treasury shares)	—	$—	242,938,949	$243	$2,805	$866	$(3,270)	$644	$277	$921
Comprehensive income (loss):
Net income						343		343	39	382
Foreign currency translation (net of tax of $0)							(140)	(140)	(27)	(167)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)							157	157		157
Increase in net actuarial losses (net of tax benefit of $28)							(770)	(770)		(770)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							18	18		18
Deferred derivative gain (net of tax of $1)							3	3		3
Reclassification adjustment for amounts recognized in income (net of tax of $2)							6	6		6
Unrealized investment gains (net of tax of $0)							5	5		5
Other comprehensive income (loss)								(721)	(27)	(748)
Total comprehensive income (loss)								(378)	12	(366)
Dividends declared to minority shareholders									(20)	(20)
Stock-based compensation plans					13			13		13
Preferred stock issued (Note 20)	10,000,000	500			(16)			484		484
Preferred stock dividends declared (Note 20)						(22)		(22)		(22)
Common stock issued from treasury (Note 18)			1,596,892	2	6			8		8
Other									(1)	(1)
Balance at December 31, 2011
(after deducting 6,353,851 treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749	$268	$1,017
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2011	2010	2009
Balance at beginning of year	$584	$593	$619
Comprehensive income (loss):
Net income (loss)	35	18	(17)
Foreign currency translation (net of tax of $0 in all periods)	(19)	(44)	27
Prior service cost from defined benefit plan amendment (net of tax of $0 in all periods)	—	—	(1)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $0 in all periods)	5	5	7
Decrease (increase) in net actuarial losses (net of tax of $2 in 2011, benefit of ($2) in 2010, and $0 in 2009)	1	11	(59)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 in all periods)	—	—	11
Deferred derivative gain (net of tax of $0 in all periods)	1	—	—
Reclassification adjustment for amounts recognized in income (net of tax of $0 in all periods)	2	—	—
Total comprehensive income (loss)	25	(10)	(32)
Dividends declared to minority shareholders	(2)	—	—
Other	—	1	6
Balance at end of year	$607	$584	$593

Consolidated comprehensive loss was ($341) million, ($85) million, and ($298) million in 2011, 2010, and 2009, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$417	$(164)	$(364)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	715	652	636
Amortization and write-off of debt issuance costs	34	27	20
Net rationalization charges (Note 2)	103	240	227
Net (gains) losses on asset sales (Note 3)	(16)	(73)	30
Pension contributions and direct payments	(294)	(405)	(430)
Rationalization payments	(142)	(57)	(200)
Venezuela currency devaluation (Note 3)	—	134	—
Customer prepayments and government grants	212	6	14
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(337)	(181)	139
Inventories	(1,009)	(536)	1,265
Accounts payable — trade	696	769	(323)
Compensation and benefits	384	428	287
Other current liabilities	89	103	24
Other assets and liabilities	(79)	(19)	(28)
Total Cash Flows from Operating Activities	773	924	1,297
Cash Flows from Investing Activities:
Capital expenditures	(1,043)	(944)	(746)
Asset dispositions (Notes 3 and 4)	76	70	43
Government grants received	95	—	—
Increase in restricted cash	(25)	(11)	(3)
Return of investment in The Reserve Primary Fund (Note 12)	—	26	47
Other transactions	(5)	—	(4)
Total Cash Flows from Investing Activities	(902)	(859)	(663)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	179	85	85
Short term debt and overdrafts paid	(138)	(68)	(186)
Long term debt incurred	3,171	1,750	2,026
Long term debt paid	(2,650)	(1,555)	(2,544)
Proceeds from issuance of preferred stock (Note 20)	484	—	—
Preferred stock dividends paid (Note 20)	(15)	—	—
Common stock issued (Note 18)	8	1	2
Transactions with minority interests in subsidiaries	(24)	(13)	(15)
Debt related costs and other transactions	(21)	(21)	(22)
Total Cash Flows from Financing Activities	994	179	(654)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(98)	(161)	48
Net Change in Cash and Cash Equivalents	767	83	28
Cash and Cash Equivalents at Beginning of the Year	2,005	1,922	1,894
Cash and Cash Equivalents at End of the Year	$2,772	$2,005	$1,922
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies
A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
Recently Issued Accounting Standards
In May 2011 the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on fair value measurement and disclosure requirements. The standards update does not extend the use of fair value accounting beyond that currently required under U.S. GAAP, but instead provides guidance on the application of fair value accounting where it is already required or permitted by other standards. The standards update also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. The standards update is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
In December 2011 the FASB issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
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
Other
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $369 million, $342 million, and $337 million in 2011, 2010, and 2009, respectively.
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
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising program with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

our cooperative advertising programs with dealers and franchisees, were $471 million, $396 million, and $294 million in 2011, 2010, and 2009, respectively.
Rationalizations
We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity, and to reduce associate headcount. Associate-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the restructuring plan is approved by management. For one-time benefit arrangements, a liability is incurred and must be accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs generally include non-cancelable lease costs, contract terminations, and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Rationalization charges related to accelerated depreciation and asset impairments are recorded in CGS or SAG. Refer to Note 2.
Income Taxes
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required. We also report interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 6.
Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment-grade rated counterparties. At December 31, 2011, our cash investments with any single counterparty did not exceed $490 million.
Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the related hedged items. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities. Bank overdrafts are recorded within Notes payable and overdrafts. Cash flows associated with bank overdrafts are classified as financing activities.
Customer prepayments for products and government grants received that are related to operations are reported as operating activities. Government grants received that are solely related to capital expenditures are reported as investing activities. The Consolidated Statement of Cash Flows is presented net of $17 million of new capital leases in 2011. Investing activities included a $21 million decrease in accrued capital expenditures in 2011 as compared to 2010.
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make cash distributions. At December 31, 2011, approximately $647 million of net assets were subject to such restrictions.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs. We determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note 10.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangible Assets
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually as of July 31. In the third quarter of 2011, in conjunction with our July 31, 2011 goodwill assessment, we adopted new accounting guidance that allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if a quantitative assessment should be performed. We performed a qualitative analysis and concluded it is more likely than not that the fair value of each reporting unit is not less than its carrying value and, therefore, did not perform a quantitative analysis. Accordingly, the annual impairment assessment at July 31, 2011 indicated there is no impairment of goodwill. In addition to the annual assessment, an impairment assessment of goodwill is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Qualitative factors considered during our assessment include the capital markets environment, global economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in prior years' quantitative testing, and other factors.
Intangible assets with indefinite useful lives also are not amortized but are tested for impairment annually each year as of July 31, or when events or circumstances change that would more likely than not reduce the fair value of an asset below its carrying amount. The impairment test as of July 31, 2011 indicated no impairment for our intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Costs of acquisition, renewal and extension of intangible assets are capitalized. There are no significant renewal or extension provisions associated with our intangible assets. Refer to Note 11.
Investments
Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Loss (“AOCL”), net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 12 and 21.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are solely related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Notes 5 and 13.
Foreign Currency Translation
The functional currency for most subsidiaries outside the United States is the local currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Transaction gains and losses are recorded in the Consolidated Statement of Operations. Translation adjustments are recorded in AOCL. Income taxes are generally not provided for foreign currency translation adjustments.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges, excluding premiums, are recorded in Other Expense in the current period. Gains and losses on contracts with no hedging designation are also recorded in Other Expense in the current period. We do not include premiums paid on forward currency contracts in our assessment of hedge effectiveness. Premiums on contracts designated as hedges are recognized in Other Expense over the life of the contract.
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
Refer to Note 15.
Stock-Based Compensation
We measure compensation cost arising from the grant of share-based awards to employees at fair value and recognize such cost in income over the period during which the service is provided, usually the vesting period. We recognize compensation expense using the straight-line approach.
Share-based awards to employees include grants of performance share units and stock options. We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants.
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
Refer to Note 18.
Earnings Per Share of Common Stock
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options, our mandatory convertible preferred stock and related dividends. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note 7.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Refer to Notes 16 and 17.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2011 presentation.

Note 2. Costs Associated with Rationalization Programs
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income (Loss) before Income Taxes are as follows:

(In millions)	2011	2010	2009
New charges	$106	$261	$246
Reversals	(3)	(21)	(19)
	$103	$240	$227

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-related Costs	Other Than Associate-related Costs	Total
Balance at December 31, 2008	$118	$18	$136
2009 charges	217	29	246
Incurred	(199)	(19)	(218)
Reversed to the Statement of Operations	(16)	(3)	(19)
Balance at December 31, 2009	$120	$25	$145
2010 charges	237	24	261
Incurred	(129)	(26)	(155)
Reversed to the Statement of Operations	(16)	(5)	(21)
Balance at December 31, 2010	$212	$18	$230
2011 charges	60	46	106
Incurred	(104)	(45)	(149)
Reversed to the Statement of Operations	(2)	(1)	(3)
Balance at December 31, 2011	$166	$18	$184

Rationalization actions initiated in 2011 related to plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions in Europe, Middle East and Africa Tire ("EMEA") and Asia Pacific Tire. In addition, Asia Pacific Tire initiated a plan related to the relocation of its manufacturing facility in Dalian, China to Pulandian, China.
During 2011, net rationalization charges of $103 million were recorded. New charges of $106 million were comprised of $25 million for plans initiated in 2011, consisting of $19 million for associate severance and pension costs and $6 million for other exit and non-cancelable lease costs, and $81 million for plans initiated primarily in 2010, consisting of $41 million for associate severance costs and $40 million for other exit and non-cancelable lease costs primarily related to the closure of our Union City, Tennessee manufacturing facility in July 2011. These amounts include $104 million related to future cash outflows and $2 million for pension settlements, curtailments and termination benefits. The net charges in 2011 also included the reversal of $3 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 500 associates will be released under 2011 plans of which 100 were released in 2011. We expect to record additional charges in 2012 totaling approximately $21 million related to the 2011 plans, primarily in connection with the relocation of our Dalian, China manufacturing facility.
The accrual balance of $184 million at December 31, 2011 consists of $166 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $18 million primarily for long term non-cancelable lease costs. At December 31, 2011, $46 million and $102 million, respectively, of the accrual balance relates to plans associated with the closure of our Union City, Tennessee manufacturing facility and the announced discontinuation of consumer tire production at one of our facilities in Amiens, France.
Asset write-offs and accelerated depreciation charges of $50 million were recorded in CGS in 2011 and were related primarily to property and equipment in our Union City, Tennessee manufacturing facility. We expect to record approximately $9 million of accelerated depreciation and asset write-offs in 2012 related to the relocation of our Dalian, China manufacturing facility.
In 2010, North American Tire initiated plans to close its manufacturing facility in Union City, Tennessee to reduce high-cost manufacturing capacity and to consolidate several warehouses to further improve its supply chain. EMEA increased the cost related to the discontinuation of consumer tire production at one of our facilities in Amiens, France. Asia Pacific Tire initiated and substantially completed the closure of a manufacturing facility in Taipei, Taiwan.
During 2010, net rationalization charges of $240 million were recorded. New charges of $261 million were comprised of $195 million for plans initiated in 2010, consisting of $191 million for associate severance and pension costs and $4 million for other exit and non-cancelable lease costs, and $66 million for plans initiated in 2009, consisting of $46 million of associate severance costs and $20 million for other exit costs and non-cancelable lease costs. These amounts include $177 million related to future cash outflows and $84 million for other non-cash exit costs, including $83 million for pension settlements, curtailments and other termination benefits. The net charges in 2010 also included the reversal of $21 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 2,200 associates were to be released under 2010 plans, all of which were released by December 31, 2011, primarily in connection with the closure of our Union City, Tennessee facility.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset write-offs and accelerated depreciation charges of $15 million were recorded in CGS in 2010 and were related primarily to the closure of our Taiwan facility.
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
During 2009, net rationalization charges of $227 million were recorded. New charges of $246 million were comprised of $208 million for plans initiated in 2009, consisting of $194 million of associate severance and pension costs and $14 million for other exit and non-cancelable lease costs, and $38 million for plans initiated in 2008, consisting of $23 million of associate severance costs and $15 million for other exit and non-cancelable lease costs. These amounts include $229 million related to future cash outflows and $17 million for other non-cash exit costs, including $14 million for pension settlements, curtailments and other termination benefits. The net charges in 2009 also included the reversal of $19 million of charges for actions no longer needed for their originally-intended purposes. Approximately 4,100 associates will be released under 2009 plans, of which 3,500 were released by December 31, 2011.
Asset write-offs and accelerated depreciation charges of $43 million were recorded in CGS in 2009 and related primarily to the closure of our Las Pinas, Philippines and Somerton, Australia manufacturing facilities and the discontinuation of a line of tires at one our plants in North America.

Note 3. Other Expense

(In millions) Expense(Income)	2011	2010	2009
Financing fees and financial instruments	$89	$95	$39
Royalty income	(47)	(30)	(28)
Net foreign currency exchange losses	27	159	7
General and product liability — discontinued products	21	11	9
Interest income	(16)	(11)	(17)
Net (gains) losses on asset sales	(16)	(73)	30
Miscellaneous expense	15	35	—
	$73	$186	$40

Financing fees and financial instruments expense was $89 million in 2011, compared to $95 million in 2010 and $39 million in 2009. Financing fees in 2011 included $53 million of charges in the second quarter related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Financing fees in 2010 included $56 million of charges on the redemption of $973 million of long term debt, including a $50 million cash premium paid on the redemption and $6 million of financing fees which were written off. Financing fees and financial instruments expense consists of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions.

Royalty income is derived primarily from licensing arrangements related to divested businesses. Royalty income in 2011 increased due primarily to the recognition of $6 million related to a non-recurring transaction.

Net foreign currency exchange losses in 2011 were $27 million, compared to $159 million and $7 million of losses in 2010 and 2009, respectively. Foreign currency exchange in all periods reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. Losses in 2010 included a first quarter loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange rate structure, and a fourth quarter foreign currency exchange loss of $24 million in connection with the January 1, 2011 elimination of the two-tier exchange rate structure.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The $110 million foreign currency exchange loss in the first quarter of 2010 primarily consisted of a $157 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, at the time of the January 2010 devaluation. The loss was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate of 4.3 bolivares fuertes applicable to non-essential goods, and was partially offset by $47 million subsidy receivable related to U.S. dollar-denominated payables that were expected to be settled at the official subsidy exchange rate of 2.6 bolivares fuertes applicable to essential goods. Since we expected these payables to be settled at the subsidy essential goods rate, we established a subsidy receivable to reflect the expected benefit to be received in the form of the difference between the essential and non-essential goods exchange rates. Throughout 2010, we periodically assessed our ability to realize the benefit of the subsidy receivable, and a substantial portion of purchases by our Venezuelan subsidiary had qualified and settled at the official exchange rate for essential goods. As a result of the elimination of the official subsidy exchange rate for essential goods, we recorded a foreign currency exchange loss of $24 million in the fourth quarter of 2010 related to the reversal of the subsidy receivable at December 31, 2010.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $17 million, $17 million and $24 million of expense related to asbestos claims in 2011, 2010 and 2009, respectively. In addition, we recorded income of $9 million, $5 million and $10 million related to probable insurance recoveries in 2011, 2010 and 2009, respectively. We also recorded $13 million of expense in 2011 related to an adjustment for prior periods and a gain of $4 million in 2009 on an insurance settlement.
Net gains on asset sales were $16 million in 2011 and included gains of $9 million in Asia Pacific Tire, primarily on the sale of land in Malaysia, and gains of $4 million in Latin American Tire, primarily on the sale of the farm tire business.
Net gains on asset sales were $73 million in 2010 and included gains of $58 million in Asia Pacific Tire, primarily on the sale of a closed manufacturing facility in Taiwan and land in Thailand; gains of $7 million in Latin American Tire, including the recognition of a deferred gain from the sale of a warehouse in 2008; gains of $6 million in EMEA, due primarily to the sale of land; and gains of $2 million in North American Tire on the sales of other assets.
Net losses on asset sales in 2009 were $30 million and were due primarily to the sale of certain of our properties in Akron, Ohio that comprise our current headquarters to Industrial Realty Group (“IRG”) in connection with the development of a new headquarters in Akron, Ohio. Prior to the sale, the facilities remained classified as held and used. Due to significant uncertainties related to the completion of the transaction resulting from then prevailing conditions in the credit markets and the ability of IRG to obtain financing, we concluded the sale was not probable and, accordingly, did not write down the facilities to their net realizable value. The headquarters properties were corporate facilities that did not have identifiable cash flows that were largely independent of other assets and liabilities and, accordingly, were tested for impairment at the total company level. No impairment was indicated as a result of that testing.

Interest income consisted primarily of amounts earned on cash deposits. Miscellaneous expense in 2011 included a loss of $9 million related to our insurance deductible with respect to losses as a result of flooding in Thailand. Miscellaneous expense in 2010 included a charge of $25 million related to a claim regarding the use of value-added tax credits in prior years. Miscellaneous expense in 2009 included a loss of $18 million on the liquidation of our subsidiary in Guatemala due primarily to accumulated foreign currency translation losses. In addition, in 2009 we recognized $26 million of insurance proceeds in income related to the settlement of a claim as a result of a fire in 2007 in our Thailand facility.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Sale of Farm Tire and Wire Businesses
On December 13, 2010, we entered into agreements with Titan Tire Corporation, a subsidiary of Titan International Inc., to sell our European and Latin American farm tire businesses, including licensing agreements that would allow Titan to manufacture and sell Goodyear-brand farm tires in Europe, Latin America and North America. The Latin American portion of the transaction was completed on April 1, 2011. Proceeds from the sale were $99 million, before withholding taxes of $5 million. We recorded a pre-tax gain of $6 million on the sale in 2011. The European portion of the transaction was subject to the exercise of a put option by us following completion of a social plan related to the previously announced discontinuation of consumer tire production at one of our facilities in Amiens, France and required consultation with various works councils. The put option expired on November 30, 2011. Titan is no longer obligated to purchase our European farm tire business, and we do not have an anticipated time frame in which we expect to complete the sale of that business.
The assets and liabilities of the Latin American farm tire business were classified as held-for-sale at December 31, 2010. The carrying amount of the net assets at that date totaled $33 million, and included $44 million of property, plant and equipment, $16 million of inventories, $14 million of deferred income, $10 million of compensation and benefit liabilities, and $5 million of deferred income taxes. Due to uncertainty surrounding the timing of the completion of the Amiens social plan, the European farm tire business was classified as held-and-used at December 31, 2010 and through the expiration of the put option on November 30, 2011.
On July 1, 2011, we sold our steel tire cord (wire) manufacturing business to Hyosung Corporation. The transaction consisted primarily of inventories and manufacturing equipment at our facilities in Asheboro, North Carolina and Colmar-Berg, Luxembourg, and a licensing agreement allowing Hyosung to use certain of our patents and know-how associated with the acquired business. In addition, we entered into an agreement under which Hyosung will supply us with finished wire products. Proceeds from the transaction were $50 million. We recorded a pre-tax gain of approximately $1 million on the transaction.

Note 5. Interest Expense
Interest expense includes interest and amortization of debt discounts, less amounts capitalized as follows:

(In millions)	2011	2010	2009
Interest expense before capitalization	$361	$342	$325
Capitalized interest	(31)	(26)	(14)
	$330	$316	$311

Cash payments for interest, net of amounts capitalized were $309 million, $301 million and $290 million in 2011, 2010 and 2009, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Income Taxes
The components of Income (Loss) before Income Taxes follow:

(In millions)	2011	2010	2009
U.S.	$(111)	$(529)	$(631)
Foreign	729	537	274
	$618	$8	$(357)

A reconciliation of income taxes at the U.S. statutory rate to income taxes provided on Income (Loss):

(In millions)	2011	2010	2009
U.S. Federal income tax expense (benefit) at the statutory rate of 35%	$216	$3	$(125)
Adjustment for foreign income taxed at different rates	(28)	4	(1)
U.S. loss with no tax benefit	41	178	123
Net foreign operating losses with no tax due to valuation allowances	5	18	51
Net (release) establishment of valuation allowances	(59)	(1)	(22)
Net (resolution) establishment of uncertain tax positions	24	(15)	(18)
Deferred tax impact of enacted tax rate and law changes	—	(16)	(2)
Other	2	1	1
United States and Foreign Taxes	$201	$172	$7

The components of the provision (benefit) for taxes on Income (Loss), by taxing jurisdiction, follow:

(In millions)	2011	2010	2009
Current:
Federal	$—	$(15)	$(8)
Foreign	253	180	144
State	3	1	(3)
	256	166	133
Deferred:
Federal	2	(7)	(96)
Foreign	(56)	12	(31)
State	(1)	1	1
	(55)	6	(126)
United States and Foreign Taxes	$201	$172	$7

In 2011, income tax expense included net tax benefits of $36 million primarily related to a $64 million benefit from the release of a valuation allowance on our Canadian operations and a $24 million charge related to the settlement of prior tax years and to increase tax reserves as a result of negative tax court rulings in a foreign jurisdiction.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2011	2010
Postretirement benefits and pensions	$1,237	$1,044
Tax loss carryforwards and credits	949	1,151
Capitalized expenditures	544	501
Accrued expenses deductible as paid	595	496
Alternative minimum tax credit carryforwards(1)	99	100
Vacation and sick pay	41	42
Rationalizations and other provisions	54	72
Other	61	95
	3,580	3,501
Valuation allowance	(3,132)	(3,113)
Total deferred tax assets	448	388
Tax on undistributed subsidiary earnings	(15)	(17)
Property basis differences	(350)	(383)
Total net deferred tax assets (liabilities)	$83	$(12)
_______________________________________

(1)	Primarily unlimited carryforward period.
At December 31, 2011, we had $377 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain international subsidiaries that are primarily from countries with unlimited carryforward periods. A valuation allowance totaling $450 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $470 million of Federal and $103 million of state tax assets for net operating loss and tax credit carryforwards. The Federal carryforwards consist of $251 million of Federal tax net operating losses that expire in 2028 and 2030, $227 million of foreign tax credits that are subject to expiration in 2016 and 2018, and $30 million of tax assets related to research and development credits that are subject to expiration from 2027 to 2031. The amount of tax credit and loss carryforwards reflected in the table above has been reduced by $38 million related to unrealized stock option deductions. The state carryforwards are subject to expiration from 2012 to 2032. A full valuation allowance has also been recorded against the Federal and state deferred tax assets as recovery is uncertain.
At December 31, 2011, we had unrecognized tax benefits of $90 million that if recognized, would have a favorable impact on our tax expense of $84 million. We had accrued interest of $24 million as of December 31, 2011. If not favorably settled, $23 million of the unrecognized tax benefits and $24 million of the accrued interest would require the use of our cash.
During 2011, our European entities have increased income tax reserves by $11 million primarily as a result of a negative tax court ruling. It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect those changes will have a significant impact on our financial position or results of operations.
During 2010, our European entities settled various tax years, resulting in a $48 million reduction of our unrecognized tax benefits.
During 2009, our Competent Authority resolution between the United States and Canada was concluded, resulting in a $38 million reduction of our unrecognized tax benefits.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of Unrecognized Tax Benefits
(In millions)	2011	2010	2009
Balance at January 1	$87	$112	$143
Increases related to prior year tax positions	17	32	15
Decreases related to prior year tax positions	—	(3)	(14)
Increases related to current year tax positions	3	—	4
Settlements	(9)	(51)	(47)
Lapse of statute of limitations	(1)	(4)	(2)
Foreign currency impact	(7)	1	13
Balance at December 31	$90	$87	$112

Generally, years from 2006 onward are still open to examination by foreign taxing authorities, including in Germany. In the United States, we are open to examination from 2011 onward.
We have undistributed earnings of international subsidiaries of approximately $3 billion, a significant portion of which has already been subject to Federal income taxation. No provision for Federal income tax or foreign withholding tax on any of these undistributed earnings is required because either such earnings were already subject to Federal income taxation or the amount has been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Net cash payments for income taxes were $212 million, $167 million and $97 million in 2011, 2010 and 2009, respectively.

Note 7.  Earnings (Loss) Per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2011	2010	2009
Earnings per share — basic:
Goodyear net income (loss)	$343	$(216)	$(375)
Less: Preferred stock dividends	22	—	—
Goodyear net income (loss) available to common shareholders	$321	$(216)	$(375)

Weighted average shares outstanding	244	242	241

Earnings per common share — basic	$1.32	$(0.89)	$(1.55)

Earnings per share — diluted:
Goodyear net income (loss)	$343	$(216)	$(375)

Weighted average shares outstanding	244	242	241
Dilutive effect of mandatory convertible preferred stock	25	—	—
Dilutive effect of stock options and other dilutive securities	2	—	—
Weighted average shares outstanding — diluted	271	242	241

Earnings per common share — diluted	$1.26	$(0.89)	$(1.55)

Weighted average shares outstanding — diluted excludes approximately 6 million, 10 million and 11 million potential common shares related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options), for 2011, 2010 and 2009, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, weighted average shares outstanding — diluted for 2010 and 2009 both exclude approximately 4 million potential common shares related to options with exercise prices less than the average market price of our common stock (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss in those years.

Note 8. Business Segments
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
North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving and mining equipment, commercial and military aviation, and industrial equipment in the United States and Canada. North American Tire also provides related products and services including retread tires, tread rubber, automotive maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers.
Europe, Middle East and Africa Tire manufactures and sells tires for automobiles, trucks, motorcycles, farm implements, and construction equipment throughout Europe, the Middle East and Africa. EMEA also sells new and retreaded aviation tires, retreading and related services for commercial truck and OTR tires, and automotive maintenance and repair services.
Latin American Tire manufactures and sells tires for automobiles, trucks, and aviation and construction equipment throughout Central and South America and in Mexico. Latin American Tire also provides related products and services including retreaded tires and tread rubber for truck tires.
Asia Pacific Tire manufactures and sells tires for automobiles, trucks, farm, construction and mining equipment, and the aviation industry throughout the Asia Pacific region. Asia Pacific Tire also provides related products and services including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income (Loss) before Income Taxes:

(In millions)	2011	2010	2009
Sales
North American Tire	$9,859	$8,205	$6,977
Europe, Middle East and Africa Tire	8,040	6,407	5,801
Latin American Tire	2,472	2,158	1,814
Asia Pacific Tire	2,396	2,062	1,709
Net Sales	$22,767	$18,832	$16,301
Segment Operating Income (Loss)
North American Tire	$276	$18	$(305)
Europe, Middle East and Africa Tire	627	319	166
Latin American Tire	231	330	301
Asia Pacific Tire	234	250	210
Total Segment Operating Income	1,368	917	372
Rationalizations	(103)	(240)	(227)
Interest expense	(330)	(316)	(311)
Other expense	(73)	(186)	(40)
Asset write-offs and accelerated depreciation	(50)	(15)	(43)
Corporate incentive compensation plans	(70)	(71)	(41)
Insurance recovery	—	8	—
Pension curtailments and settlements	(15)	—	—
Intercompany profit elimination	(5)	(14)	(13)
Retained expenses of divested operations	(29)	(20)	(17)
Other	(75)	(55)	(37)
Income (Loss) before Income Taxes	$618	$8	$(357)

The following table presents segment assets at December 31:

(In millions)	2011	2010
Assets
North American Tire	$5,744	$5,243
Europe, Middle East and Africa Tire	5,915	5,266
Latin American Tire	2,141	1,809
Asia Pacific Tire	2,482	2,150
Total Segment Assets	16,282	14,468
Corporate	1,347	1,162
	$17,629	$15,630

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of property, plant and equipment. Besides Germany, management did not consider the net sales of any other individual countries outside the United States to be significant to the consolidated financial statements. For long-lived assets only China and Germany were considered to be significant.

(In millions)	2011	2010	2009
Net Sales
United States	$8,397	$7,104	$5,953
Germany	2,962	2,229	1,927
Other international	11,408	9,499	8,421
	$22,767	$18,832	$16,301
Long-Lived Assets
United States	$2,367	$2,411	$2,305
China	711	508	244
Germany	691	676	771
Other international	2,606	2,570	2,523
	$6,375	$6,165	$5,843

At December 31, 2011, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$793 million or 29% in Europe, Middle East and Africa, primarily Luxembourg and South Africa ($415 million or 21% at December 31, 2010),

•	$430 million or 16% in Asia, primarily China, Australia and India ($393 million or 20% at December 31, 2010), and

•	$527 million or 19% in Latin America, primarily Venezuela and Brazil ($368 million or 18% at December 31, 2010).
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note 3, Other Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2011	2010	2009
Rationalizations
North American Tire	$72	$184	$112
Europe, Middle East and Africa Tire	15	41	82
Latin American Tire	—	5	20
Asia Pacific Tire	16	11	10
Total Segment Rationalizations	103	241	224
Corporate	—	(1)	3
	$103	$240	$227

(In millions)	2011	2010	2009
Net (Gains) Losses on Asset Sales
North American Tire	$2	$(2)	$(4)
Europe, Middle East and Africa Tire	(1)	(6)	(1)
Latin American Tire	(4)	(7)	(2)
Asia Pacific Tire	(9)	(58)	(5)
Total Segment Asset Sales	(12)	(73)	(12)
Corporate	(4)	—	42
	$(16)	$(73)	$30

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2011	2010	2009
Asset Write-offs and Accelerated Depreciation
North American Tire	$43	$2	$16
Europe, Middle East and Africa Tire	—	1	1
Latin American Tire	—	—	—
Asia Pacific Tire	7	12	26
Total Segment Asset Write-offs and Accelerated Depreciation	$50	$15	$43

The following tables present segment capital expenditures, depreciation and amortization:

(In millions)	2011	2010	2009
Capital Expenditures
North American Tire	$236	$319	$306
Europe, Middle East and Africa Tire	240	183	212
Latin American Tire	237	135	76
Asia Pacific Tire	314	281	134
Total Segment Capital Expenditures	1,027	918	728
Corporate	16	26	18
	$1,043	$944	$746

(In millions)	2011	2010	2009
Depreciation and Amortization
North American Tire	$286	$295	$284
Europe, Middle East and Africa Tire	222	209	210
Latin American Tire	73	57	49
Asia Pacific Tire	73	63	56
Total Segment Depreciation and Amortization	654	624	599
Corporate	61	28	37
	$715	$652	$636

The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2011	2010	2009
Equity in (Income)
North American Tire	$(5)	$(4)	$(5)
Europe, Middle East and Africa Tire	(1)	—	—
Latin American Tire	—	—	—
Asia Pacific Tire	(13)	(7)	(4)
Total Segment Equity in (Income)	$(19)	$(11)	$(9)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Accounts Receivable

(In millions)	2011	2010
Accounts receivable	$2,946	$2,842
Allowance for doubtful accounts	(97)	(106)
	$2,849	$2,736

Note 10. Inventories

(In millions)	2011	2010
Raw materials	$937	$706
Work in process	186	168
Finished goods	2,733	2,103
	$3,856	$2,977

Note 11. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2011:

(In millions)	Balance at December 31, 2010	Divestitures	Translation	Balance at December 31, 2011
North American Tire	$94	$(1)	$—	$93
Europe, Middle East and Africa Tire	509	(1)	(24)	484
Asia Pacific Tire	80	—	(3)	77
	$683	$(2)	$(27)	$654

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2010:

(In millions)	Balance at December 31, 2009	Divestitures	Translation	Balance at December 31, 2010
North American Tire	$94	$—	$—	$94
Europe, Middle East and Africa Tire	539	(1)	(29)	509
Asia Pacific Tire	73	—	7	80
	$706	$(1)	$(22)	$683

The following table presents information about intangible assets:

	2011			2010
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$128	$(6)	$122	$128	$(6)	$122
Trademarks and patents	22	(12)	10	25	(12)	13
Other intangible assets	33	(8)	25	32	(6)	26
	$183	$(26)	$157	$185	$(24)	$161
_______________________________________

(1)	Includes impact of foreign currency translation.
Intangible assets primarily comprise the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense for intangible assets totaled $4 million, $4 million and $3 million in 2011, 2010 and 2009, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $4 million during each of the next five years and the weighted average remaining amortization period is approximately 24 years.
Our annual impairment analysis for 2011, 2010 and 2009 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be re-performed for goodwill or for intangible assets with indefinite lives for any segment at December 31, 2011.

Note 12. Other Assets and Investments
We owned 3,421,306 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2011 and 2010 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $41 million and $36 million at December 31, 2011 and 2010, respectively, and was included in Other Assets. We have classified the Sumitomo Investment as available-for-sale. At December 31, 2011, AOCL included gross unrealized holding gains on the Sumitomo Investment of $24 million ($26 million after-tax), compared to $19 million ($21 million after-tax) at December 31, 2010.
Dividends received from our consolidated subsidiaries were $168 million, $126 million and $129 million in 2011, 2010 and 2009, respectively. Dividends received from our affiliates accounted for using the equity method were $8 million, $4 million and $3 million in 2011, 2010 and 2009, respectively.
During 2010 and 2009, we received redemptions of $26 million and $47 million, respectively, from our investment in The Reserve Primary Fund.

Note 13. Property, Plant and Equipment

	2011			2010
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$411	$1	$412	$402	$1	$403
Buildings	1,954	37	1,991	1,821	36	1,857
Machinery and equipment	11,517	61	11,578	11,555	47	11,602
Construction in progress	849	—	849	947	—	947
	14,731	99	14,830	14,725	84	14,809
Accumulated depreciation	(8,578)	(51)	(8,629)	(8,760)	(47)	(8,807)
	6,153	48	6,201	5,965	37	6,002
Spare parts	174	—	174	163	—	163
	$6,327	$48	$6,375	$6,128	$37	$6,165

The range of useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 5 to 45 years; machinery and equipment, 3 to 30 years.

Note 14. Leased Assets
Net rental expense comprised the following:

(In millions)	2011	2010	2009
Gross rental expense	$415	$400	$382
Sublease rental income	(61)	(66)	(67)
	$354	$334	$315

We enter into leases primarily for our wholesale and retail distribution facilities, vehicles, and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our U.S. retail distribution network is sublet to independent dealers.
While substantially all subleases and some operating leases are cancelable for periods beyond 2012, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or substitute another more favorable retail location.
The following table presents minimum future lease payments:

						2017 and
(In millions)	2012	2013	2014	2015	2016	Beyond	Total
Capital Leases
Minimum lease payments	$16	$14	$2	$2	$2	$15	$51
Imputed interest	(2)	(1)	(1)	(1)	(1)	(14)	(20)
Present value	$14	$13	$1	$1	$1	$1	$31
Operating Leases
Minimum lease payments	$322	$284	$214	$163	$122	$326	$1,431
Minimum sublease rentals	(44)	(38)	(28)	(21)	(11)	(21)	(163)
	$278	$246	$186	$142	$111	$305	$1,268
Imputed interest							(297)
Present value							$971

Note 15. Financing Arrangements and Derivative Financial Instruments
At December 31, 2011, we had total credit arrangements of $8,129 million, of which $2,544 million were unused. At that date, 43% of our debt was at variable interest rates averaging 4.36%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2011, we had short term committed and uncommitted credit arrangements totaling $598 million, of which $342 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.
The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2011	2010
Notes payable and overdrafts:	$256	$238
Weighted average interest rate	5.56%	4.56%
Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$156	$188
Weighted average interest rate	10.78%	8.77%
Total obligations due within one year	$412	$426

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2011, we had long term credit arrangements totaling $7,531 million, of which $2,202 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	December 31, 2011		December 31, 2010
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
10.5% due 2016	$631		$966
6.75% Euro Notes due 2019	324		—
8.25% due 2020	994		993
8.75% due 2020	264		263
7% due 2028	149		149
Credit Facilities:
$1.5 billion first lien revolving credit facility due 2013	—	—	—	—
$1.2 billion second lien term loan facility due 2014	1,200	1.93%	1,200	1.96%
€400 million revolving credit facility due 2016	—	—	—	—
Pan-European accounts receivable facility due 2015	393	3.91%	319	3.73%
Chinese credit facilities	389	5.80%	153	5.45%
Other domestic and international debt(1)	570	10.00%	446	9.04%
	4,914		4,489
Capital lease obligations	31		18
	4,945		4,507
Less portion due within one year	(156)		(188)
	$4,789		$4,319
________________________________

(1)	Interest rates are weighted average interest rates.
NOTES

$650 million 10.5% Senior Notes due 2016

At December 31, 2011, $650 million aggregate principal amount of our 10.5% senior notes due 2016 were outstanding. These notes were sold in the second quarter of 2009 at 95.846% of the principal amount at an effective yield of 11.375% and will mature on May 15, 2016. On May 27, 2011, we redeemed $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016 at an aggregate redemption price of $387 million, including a $37 million prepayment premium, plus accrued and unpaid interest to the redemption date. We also recorded $16 million of expense for the write-off of unamortized discounts and deferred financing fees as a result of the redemption. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below.

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

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

example, if these notes are assigned an investment grade rating by Moody's and Standard & Poor's (“S&P”) and no default has occurred or is continuing, certain covenants will be suspended. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

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
The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GDTE, (i) to incur additional debt or issue redeemable preferred stock, (ii) pay dividends or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody’s and S&P and no default has occurred or is continuing, certain covenants will be suspended. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
$1.0 billion 8.25% Senior Notes due 2020

At December 31, 2011, $1.0 billion aggregate principal amount of 8.25% senior notes due 2020 were outstanding. These notes had an effective yield of 8.349% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below, and will mature on August 15, 2020.

We have the option to redeem these notes, in whole or in part, at any time on or after August 15, 2015 at a redemption price of 104.125%, 102.750%, 101.375% and 100% during the 12-month periods commencing on August 15, 2015, 2016, 2017 and 2018 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2015, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to August 15, 2013, we may redeem up to 35% of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 108.25% of the principal amount plus accrued and unpaid interest to the redemption date.

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 10.5% senior notes due 2016, described above.

$282 million 8.75% Notes due 2020

At December 31, 2011, $282 million in aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below, and will mature on August 15, 2020.

We have the option to redeem these notes, in whole or in part, at any time at a redemption price equal to the greater of 100% of the principal amount of these notes or the sum of the present values of the remaining scheduled payments on these notes, discounted using a defined treasury rate plus 50 basis points, plus in either case accrued and unpaid interest to the redemption date.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur secured debt, (ii) engage in sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.

$150 million 7% Notes due 2028

At December 31, 2011, $150 million aggregate principal amount of our 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

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
CREDIT FACILITIES
$1.5 billion Amended and Restated First Lien Revolving Credit Facility due 2013

Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

•	U.S. and Canadian accounts receivable and inventory;

•	certain of our U.S. manufacturing facilities;

•	equity interests in our U.S. subsidiaries and up to 65% of the equity interests in our foreign subsidiaries, excluding GDTE and its subsidiaries; and

•	substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company (the “Parent Company”) and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent and the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $1.5 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2011, our borrowing base was above the facility's stated amount of $1.5 billion.

The facility, which matures on April 30, 2013, contains certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets (excluding the sale of properties located in Akron, Ohio), incur restrictions on the ability of our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. In addition, in the event that the availability under the facility plus the aggregate amount of our Available Cash is less than $150 million, we will not be permitted to allow our ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash,” “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the facility.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2011, we had no borrowings and $407 million of letters of credit issued under the revolving credit facility. At December 31, 2010, we had no borrowings and $474 million of letters of credit issued under the revolving credit facility.
$1.2 billion Amended and Restated Second Lien Term Loan Facility due 2014

Our amended and restated second lien term loan facility may be increased by up to $300 million at our request, subject to the consent of the lenders making such additional term loans. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. The second lien term loan facility, which matures on April 30, 2014, contains covenants, representations, warranties and defaults similar to those in the $1.5 billion first lien revolving credit facility. However, if our Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the facility.

Loans under this facility bear interest, at our option, at LIBOR plus 150 basis points or an alternative base rate plus 50 basis points. If our corporate ratings by Moody's and S&P were to decline to less than Ba3 and BB-, respectively (in each case with at least a stable outlook), then loans under this facility will bear interest, at our option, at LIBOR plus 175 basis points or an alternative base rate plus 75 basis points.

At December 31, 2011 and 2010, this facility was fully drawn.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
At December 31, 2011 and 2010 there were no borrowings outstanding under the German and the all-borrower tranches. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) at December 31, 2011 and $12 million (€9 million) at December 31, 2010.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. It is an event of default under the facility if the ratio of GDTE's consolidated net indebtedness to its consolidated EBITDA is greater than 3.0 to 1.0. This financial covenant is substantially similar to the covenant included in the European revolving credit facility.
At December 31, 2011 and 2010, the amount available, and fully utilized under this program, totaled $393 million (€303 million) and $319 million (€238 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $75 million and $72 million at December 31, 2011 and 2010, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2011 and 2010. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2011 and 2010, the gross amount of receivables sold was $190 million and $126 million, respectively.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At December 31, 2011, these non-revolving credit facilities had total unused availability of 1.2 billion renminbi ($188 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 1.1 billion renminbi of unused availability at December 31, 2011) matures in 2018 and principal amortization begins in 2015. There were $199 million and $99 million of borrowings outstanding under this facility at December 31, 2011 and 2010, respectively. The other facility (with 0.1 billion renminbi of unused availability at December 31, 2011) matures in 2019 and principal amortization begins in 2015. There were $190 million and $54 million of borrowings outstanding under this facility at December 31, 2011 and 2010, respectively. Restricted cash of $9 million and $8 million was related to funds obtained under these credit facilities at December 31, 2011 and 2010, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

OTHER DOMESTIC DEBT
Global and North American Tire Headquarters
On April 13, 2011, we entered into agreements for the construction of a new Global and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. In addition, on October 31, 2011, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we will record a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheet as costs are incurred during the construction period. The total cost of the project is expected to be $200 million, of which approximately $60 million will be funded by government financing and incentives. The total financing liability is expected to approximate $140 million, of which $28 million has been recorded in Long term debt and capital leases at December 31, 2011.

Debt Maturities

The annual aggregate maturities of our debt and capital leases for the five years subsequent to December 31, 2011 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2012	2013	2014	2015	2016
U.S.	$13	$4	$1,200	$—	631
International	143	90	42	490	322
	$156	$94	$1,242	$490	$953

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
Foreign Currency Contracts
We will enter into foreign currency contracts in order to manage the impact of changes in foreign exchange rates on our consolidated results of operations and future foreign currency-denominated cash flows. These contracts reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade purchases and sales, equipment acquisitions, intercompany loans and royalty agreements. Contracts hedging short term trade receivables and payables normally have no hedging designation.
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	December 31,	December 31,
(In millions)	2011	2010
Fair Values — asset (liability):
Accounts receivable	$26	$25
Other assets	—	1
Other current liabilities	(5)	(15)
Other long term liabilities	(1)	—

At December 31, 2011 and 2010, these outstanding foreign currency derivatives had notional amounts of $1,056 million and $1,324 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction gains of $30 million and $47 million in 2011 and 2010, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2011	2010
Fair Values — asset (liability):
Accounts receivable	$11	$—
Other current liabilities	—	(2)

At December 31, 2011 and 2010, these outstanding foreign currency derivatives had notional amounts of $171 million and $75 million, respectively, and primarily related to intercompany transactions.

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Twelve Months Ended
	December 31,
(In millions) (Income) Expense	2011	2010
Amounts deferred to AOCL	$(5)	$2
Amount of deferred loss reclassified from AOCL into CGS	10	—
Amounts excluded from effectiveness testing	2	—

The estimated net amount of the deferred gains at December 31, 2011 that is expected to be reclassified to earnings within the next twelve months is $13 million.
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

Note 16. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Assets:
Investments	$44	$38	$44	$38	$—	$—	$—	$—
Foreign Exchange Contracts	37	26	—	—	37	25	—	1
Total Assets at Fair Value	$81	$64	$44	$38	$37	$25	$—	$1

Liabilities:
Foreign Exchange Contracts	$6	$17	$—	$—	$5	$17	$1	$—
Total Liabilities at Fair Value	$6	$17	$—	$—	$5	$17	$1	$—

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative financial instrument valuations classified as Level 3 included embedded currency derivatives in long-dated operating leases. The valuation of the embedded currency derivatives is based on an extrapolation of forward rates to the assumed expiration of the leases. Realized and unrealized gains and losses related to the embedded currency derivatives are included in Other Expense.
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31, 2011 and December 31, 2010. The fair value was estimated using quoted market prices or discounted future cash flows.

	December 31,	December 31,
(In millions)	2011	2010
Fixed Rate Debt:
Carrying amount — liability	$2,843	$2,691
Fair value — liability	2,891	2,791

Variable Rate Debt:
Carrying amount — liability	$2,071	$1,798
Fair value — liability	2,029	1,770

Note 17. Pension, Other Postretirement Benefits and Savings Plans
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
During 2011, we recognized settlement charges of $15 million related to one of our U.S. pension plans. These settlement charges resulted from total lump sum payments exceeding annual service and interest cost for the plan.
During 2010, we recognized curtailment and termination benefit charges for pensions of $76 million in connection with our plan to close our manufacturing facility in Union City, Tennessee. Also in 2010, we recognized a settlement charge of $15 million related to the purchase of annuities from existing plan assets to settle obligations of certain Canadian pension plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Benefits cost:
Service cost	$41	$39	$34	$32	$25	$26	$6	$5	$6
Interest cost	283	296	314	150	145	142	30	33	32
Expected return on plan assets	(306)	(280)	(235)	(131)	(126)	(115)	—	(1)	(1)
Amortization of prior service cost (credit)	23	31	33	2	2	2	(37)	(37)	(38)
Amortization of net losses	134	133	154	38	35	32	10	9	5
Net periodic cost	175	219	300	91	81	87	9	9	4
Curtailments/settlements	15	33	—	1	15	17	—	8	—
Termination benefits	—	43	—	1	—	1	—	—	—
Total benefits cost	$190	$295	$300	$93	$96	$105	$9	$17	$4
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost from plan amendments	$—	$—	$21	$—	$1	$2	$—	$—	$1
Increase (decrease) in net actuarial losses	735	143	(85)	45	(12)	367	15	59	35
Amortization of prior service (cost) credit in net periodic cost	(23)	(31)	(33)	(2)	(2)	(1)	37	37	38
Amortization of net losses in net periodic cost	(134)	(133)	(154)	(38)	(35)	(30)	(10)	(9)	(5)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(15)	(40)	—	(4)	(16)	(55)	—	(8)	—
Total recognized in other comprehensive (income) loss before tax and minority	563	(61)	(251)	1	(64)	283	42	79	69
Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$753	$234	$49	$94	$32	$388	$51	$96	$73

Total benefits (credit) cost for our other postretirement benefits was $(12) million, $(1) million and $(10) million for our U.S. plans in 2011, 2010 and 2009, respectively, and $21 million, $18 million and $14 million for our non-U.S. plans in 2011, 2010 and 2009, respectively. Total benefits cost for our other postretirement benefits includes a settlement charge of $7 million in 2010 for participant data for our U.S. plans related to prior periods.
We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.
The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2012 are $23 million and $183 million, respectively, for our U.S. plans and $1 million and $44 million, respectively, for our non-U.S. plans.
The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2012 are a benefit of $37 million and expense of $12 million, respectively.
The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The change in benefit obligation and plan assets for 2011 and 2010 and the amounts recognized in our Consolidated Balance Sheets at December 31, 2011 and 2010 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Beginning balance	$(5,641)	$(5,343)	$(2,696)	$(2,715)	$(604)	$(557)
Newly adopted plans	—	(2)	—	—	—	—
Service cost — benefits earned	(41)	(39)	(32)	(25)	(6)	(5)
Interest cost	(283)	(296)	(150)	(145)	(30)	(33)
Plan amendments	—	—	—	(2)	—	—
Actuarial loss	(452)	(336)	(84)	(42)	(17)	(49)
Participant contributions	—	—	(2)	(3)	(34)	(28)
Curtailments/settlements	27	8	16	35	—	(8)
Termination benefits	—	(43)	(1)	—	—	—
Divestitures	—	—	5	—	1	—
Foreign currency translation	—	—	53	41	15	(14)
Benefit payments	415	410	155	160	93	90
Ending balance	$(5,975)	$(5,641)	$(2,736)	$(2,696)	$(582)	$(604)
Change in plan assets:
Beginning balance	$3,714	$3,412	$2,074	$1,931	$7	$6
Newly adopted plans	—	2	—	—	—	—
Actual return on plan assets	23	473	155	176	1	—
Company contributions to plan assets	193	219	40	142	3	2
Cash funding of direct participant payments	35	19	26	25	56	61
Participant contributions	—	—	2	3	34	28
Settlements	(27)	(1)	(15)	(33)	—	—
Divestitures	—	—	(1)	—	(1)	—
Foreign currency translation	—	—	(35)	(10)	(1)	—
Benefit payments	(415)	(410)	(155)	(160)	(93)	(90)
Ending balance	$3,523	$3,714	$2,091	$2,074	$6	$7
Funded status at end of year	$(2,452)	$(1,927)	$(645)	$(622)	$(576)	$(597)

Other postretirement benefits funded status was $(322) million and $(353) million for our U.S. plans at December 31, 2011 and 2010, respectively, and $(254) million and $(244) million for our non-U.S. plans at December 31, 2011 and 2010, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2011	2010	2011	2010	2011	2010
Noncurrent assets	$—	$—	$33	$35	$—	$—
Current liabilities	(10)	(35)	(21)	(20)	(52)	(57)
Noncurrent liabilities	(2,442)	(1,892)	(657)	(637)	(524)	(540)
Net amount recognized	$(2,452)	$(1,927)	$(645)	$(622)	$(576)	$(597)

Amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2011	2010	2011	2010	2011	2010
Prior service cost (credit)	$101	$124	$8	$11	$(204)	$(241)
Net actuarial loss	2,900	2,314	844	840	185	180
Gross amount recognized	3,001	2,438	852	851	(19)	(61)
Deferred income taxes	(125)	(125)	(106)	(93)	(6)	(2)
Minority shareholders’ equity	(59)	(48)	(111)	(128)	3	3
Net amount recognized	$2,817	$2,265	$635	$630	$(22)	$(60)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate:
— U.S.	4.52%	5.20%	4.12%	4.62%
— Non-U.S.	5.07	5.54	5.88	6.52
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	3.36	3.43	3.71	3.99

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate:
— U.S.	5.20%	5.75%	6.50%	4.62%	5.45%	6.50%
— Non-U.S.	5.54	5.68	6.31	6.52	6.79	7.71
Expected long term return on plan assets:
— U.S.	8.50	8.50	8.50	N/A	N/A	N/A
— Non-U.S.	6.29	6.60	6.46	10.50	10.00	11.50
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	3.43	3.94	3.71	3.99	4.21	4.20

For 2011, an assumed weighted average discount rate of 5.20% was used for the U.S. pension plans. This rate was developed from a portfolio of bonds from issuers rated AA or higher by S&P as of December 31, 2010, with cash flows similar to the timing of our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 5.54% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, and long term inflation.
For 2011, an expected long term rate of return of 8.50% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over a period of 15 years or more through December 31, 2010. In addition, we evaluated input from our pension fund consultant on asset class return expectations and long term inflation. For our non-U.S. locations, a weighted average assumed long term rate of return of 6.29% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The following table presents estimated future benefit payments from the plans as of December 31, 2011. Benefit payments for other postretirement benefits are presented net of retiree contributions:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.	Without Medicare Part D Subsidy	Medicare Part D Subsidy Receipts
2012	$406	$145	$58	$(4)
2013	402	152	53	(4)
2014	402	153	50	(4)
2015	420	159	47	(3)
2016	418	166	44	(3)
2017-2021	2,057	877	204	(13)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2011	2010	2011	2010
All plans:
Accumulated benefit obligation	$5,961	$5,629	$2,659	$2,624
Plans not fully-funded:
Projected benefit obligation	$5,975	$5,641	$2,572	$2,191
Accumulated benefit obligation	5,961	5,629	2,505	2,138
Fair value of plan assets	3,523	3,714	1,899	1,537

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2011, these plans accounted for $249 million of our accumulated pension benefit obligation, $270 million of our projected pension benefit obligation, and $35 million of our AOCL adjustment. At December 31, 2010, these plans accounted for $271 million of our accumulated pension benefit obligation, $294 million of our projected pension benefit obligation, and $53 million of our AOCL adjustment.
We expect to contribute approximately $550 million to $600 million to our funded U.S. and non-U.S. pension plans in 2012.
Assumed health care cost trend rates at December 31 follow:

	2011	2010
Health care cost trend rate assumed for the next year	8.2%	8.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2017	2017

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2011 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$37	$(30)
Aggregate service and interest cost	3	(3)

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2011	2010	2011	2010
Cash and short term securities	1%	2%	2%	4%
Equity securities	63	66	26	32
Debt securities	35	31	59	52
Alternatives	1	1	13	12
Total	100%	100%	100%	100%

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2011, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$51	$51	$—	$—	$49	$34	$15	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	58	58	—	—	47	47	—	—
Non-U.S. Companies	609	606	3	—	110	110	—	—
Commingled Funds	1,323	—	1,323	—	293	19	274	—
Mutual Funds	—	—	—	—	98	13	85	—
Partnership Interests	219	—	62	157	—	—	—	—
Debt Securities
Corporate Bonds	409	—	409	—	95	12	83	—
Government Bonds	329	—	328	1	382	364	18	—
Asset Backed Securities	55	—	55	—	3	—	3	—
Commingled Funds	415	—	415	—	703	8	695	—
Mutual Funds	7	—	7	—	50	42	8	—
Alternatives
Commingled Funds	—	—	—	—	128	2	4	122
Real Estate	36	36	—	—	126	—	4	122
Other Investments	1	—	—	1	20	—	1	19
Total Investments	3,512	$751	$2,602	$159	2,104	$651	$1,190	$263
Other	11				(13)
Total Plan Assets	$3,523				$2,091

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2010, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$61	$60	$1	$—	$80	$49	$31	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	84	84	—	—	54	54	—	—
Non-U.S. Companies	738	729	9	—	142	142	—	—
Commingled Funds	1,324	—	1,324	—	339	23	316	—
Mutual Funds	14	—	14	—	126	14	112	—
Partnership Interests	268	—	130	138	—	—	—	—
Debt Securities
Corporate Bonds	350	—	350	—	14	13	1	—
Government Bonds	366	—	366	—	73	48	25	—
Asset Backed Securities	47	—	46	1	—	—	—	—
Commingled Funds	398	—	398	—	603	1	602	—
Mutual Funds	—	—	—	—	391	49	342	—
Alternatives
Commingled Funds	—	—	—	—	122	—	4	118
Real Estate	21	21	—	—	106	—	6	100
Other Investments	2	—	—	2	23	—	—	23
Total Investments	3,673	$894	$2,638	$141	2,073	$393	$1,439	$241
Other	41				1
Total Plan Assets	$3,714				$2,074

At December 31, 2011 and 2010, the Plans did not directly hold any of our common stock.
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

•
Debt Securities:  Corporate and government bonds, including asset backed securities, are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models, if an active market is not available. Commingled funds are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2011:

	U.S.		Non-U.S.
(In millions)	Partnership Interests	Other	Commingled Funds	Real Estate	Other
Balance, beginning of year	$138	$3	$118	$100	$23
Realized gains	9	—	(2)	—	—
Unrealized gains (losses) relating to instruments still held at the reporting date	(2)	(1)	(2)	5	—
Purchases, sales, issuances and settlements (net)	12	—	9	18	(3)
Transfers out of Level 3	—	—	—	—	—
Foreign currency translation	—	—	(1)	(1)	(1)
Balance, end of year	$157	$2	$122	$122	$19

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2010:

	U.S.				Non-U.S.
(In millions)	Partnership Interests	Corporate Bonds	Asset Backed Securities	Other	Commingled Funds	Real Estate	Other
Balance, beginning of year	$106	$5	$1	$2	$—	$—	$22
Newly adopted plans	—	—	—	2	—	—	—
Realized gains (losses)	4	—	—	—	—	—	—
Unrealized gains (losses) relating to instruments still held at the reporting date	2	—	—	—	(3)	(1)	—
Purchases, sales, issuances and settlements (net)	26	—	1	(1)	120	100	2
Transfers out of Level 3	—	(5)	(1)	(1)	—	—	—
Foreign currency translation	—	—	—	—	1	1	(1)
Balance, end of year	$138	$—	$1	$2	$118	$100	$23

Other postretirement benefits plan assets at December 31, 2011 and 2010, which relate to a non-U.S. plan, are invested primarily in mutual funds and are considered a Level 1 investment.
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $98 million, $93 million and $84 million for 2011, 2010 and 2009, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 18.	Stock Compensation Plans
Our 1997 Performance Incentive Plan, 2002 Performance Plan and 2005 Performance Plan (collectively the “Plans”) permitted grants of performance share units, stock options, stock appreciation rights (“SARs”), and restricted stock to employees. The Plans expired on December 31, 2001, April 15, 2005 and April 26, 2008, respectively, except for grants then outstanding. Our 2008 Performance Plan, which was adopted on April 8, 2008 and is due to expire on April 8, 2018, permits the grant of performance share units, stock options, SARs, restricted stock, restricted stock units, other stock-based grants and awards and cash-based grants and awards to employees and directors. A total of 8,000,000 shares of our common stock may be issued in respect of grants made under the 2008 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 1.61 shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2008 Performance Plan or the Plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash will be available for issuance pursuant to a new grant or award under the 2008 Performance Plan.
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
All outstanding awards under the 1997 Performance Incentive Plan and the Stock Option Plan for Hourly Bargaining Unit Employees had expired as of December 31, 2011.
Shares issued under our stock-based compensation plans are usually issued from shares of our common stock held in treasury.
Stock Options
Grants of stock options and SARs (collectively referred to as “options”) under the Plans and the 2008 Performance Plan generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price on that date or, with respect to the 2008 Performance Plan, the closing market price on that date) and a contractual term of ten years. The exercise of tandem SARs cancels an equivalent number of stock options and conversely, the exercise of stock options cancels an equivalent number of tandem SARs. Option grants are cancelled on, or 90 days following, termination of employment unless termination is due to retirement, death or disability under certain circumstances, in which case, all outstanding options vest fully and remain outstanding for a term set forth in the related grant agreement.
Under the Plans, the exercise of certain stock options through a share swap, whereby the employee exercising the stock options tenders shares of our common stock then owned by such employee towards the exercise price plus taxes, if any, due from such employee, results in an immediate grant of new options (hereinafter referred to as “reload” options) equal to the number of shares so tendered plus any shares tendered to satisfy the employee’s income tax obligations on the transaction. Each such grant of reload options vests on the first anniversary of its respective grant date, has an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price on that date) and a contractual term equal to the remaining contractual term of the original option. The subsequent exercise of such reload options through a share swap does not result in the grant of any additional reload options. The 2008 Performance Plan does not permit the grant of reload options.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity related to options during 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	14,176,825	$15.11
Options granted	1,799,765	13.82
Options exercised	(1,194,516)	6.81		$10
Options expired	(1,280,327)	22.13
Options cancelled	(713,923)	18.02
Outstanding at December 31	12,787,824	14.84	5.6	19
Vested and expected to vest at December 31	12,333,472	14.94	5.5	18
Exercisable at December 31	8,657,347	16.12	4.3	12
Available for grant at December 31	8,680,840

In addition, the aggregate intrinsic value of options exercised in 2010 and 2009 was $1 million and $3 million, respectively.
Significant option groups outstanding at December 31, 2011 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term(Years)
2/22/2011	1,395,991	3,897	$13.91	9.2
2/23/2010	1,317,503	360,336	12.74	8.2
2/26/2009	1,746,313	866,605	4.81	7.2
2/21/2008	1,175,896	988,135	26.74	6.2
2/27/2007	1,287,090	1,287,090	24.71	5.2
12/6/2005	853,256	853,256	17.15	3.9
12/9/2004	1,480,941	1,480,941	12.54	2.9
12/2/2003	762,806	762,806	6.81	1.9
12/3/2002	386,605	386,605	7.94	0.9
All other	2,381,423	1,667,676	(1)	(1)
	12,787,824	8,657,347
_______________________________________

(1)
Options in the “All other” category had exercise prices ranging from $5.52 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $16.99 and $18.64, respectively, while the remaining weighted average contractual term was 4.9 years and 3.3 years, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2011	2010	2009
Weighted average grant date fair value	$6.94	$6.45	$4.08
Black-Scholes model assumptions(1):
Expected term (years)	6.25	6.25	5.99
Interest rate	2.28%	2.58%	2.39%
Volatility	49.5%	50.5%	79.6%
Dividend yield	—	—	—
_______________________________________

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of stock-based awards by our Board of Directors.
Performance Share Units
Performance share units granted under the 2008 Performance Plan are earned over a three-year period beginning January 1 of the year of grant. Total units earned may vary between 0% and 150% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. For grants made in 2009 and later under the 2008 Performance Plan, each deferred unit equates to one share of our common stock and is payable 100% in shares of our common stock at the expiration of the deferral period.
The following table summarizes the activity related to performance share units during 2011:

Number of Shares
Unvested at January 1	302,240
Granted	161,876
Vested	(163,593)
Forfeited	(5,063)
Unvested at December 31	295,460

We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $15.58, $12.58, and $5.33 for performance share units granted in 2011, 2010 and 2009, respectively.
Other Information
Stock-based compensation expense, cash payments made to settle SARs and performance share units, and cash received from the exercise of stock options follows:

(In millions)	2011	2010	2009
Stock-based compensation expense recognized	$18	$26	$29
Tax impact	—	—	(2)
After-tax stock-based compensation expense	$18	$26	$27
Cash payments to settle SARs and performance share units	$—	$—	$—
Cash received from stock option exercises	8	1	2

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2011, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $27 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2015.

Note 19. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $46 million and $44 million at December 31, 2011 and December 31, 2010, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million and $12 million were included in Other Current Liabilities at December 31, 2011 and December 31, 2010, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $302 million and $291 million for anticipated costs related to workers’ compensation at December 31, 2011 and December 31, 2010, respectively. Of these amounts, $63 million and $71 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2011 and December 31, 2010, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2011 and December 31, 2010, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $293 million and $328 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at December 31, 2011 and December 31, 2010, respectively. Of these amounts, $40 million and $91 million were included in Other Current Liabilities at December 31, 2011 and December 31, 2010, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. The decrease in the liability from December 31, 2010 was due primarily to payment in 2011 of an unfavorable judgment from 2010 and favorable claim experience.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 98,100 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $388 million through December 31, 2011 and $365 million through December 31, 2010.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(Dollars in millions)	2011	2010	2009
Pending claims, beginning of year	83,700	90,200	99,000
New claims filed during the year	2,200	1,700	1,600
Claims settled/dismissed during the year	(7,400)	(8,200)	(10,400)
Pending claims, end of year	78,500	83,700	90,200
Payments (1)	$23	$26	$20
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $138 million and $126 million at December 31, 2011 and December 31, 2010, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $64 million at December 31, 2011 and $63 million at December 31, 2010. At December 31, 2011, our liability with respect to asserted claims and related defense costs was $74 million, compared to $63 million at December 31, 2010. The increase is primarily due to a $13 million adjustment related to prior periods. At December 31, 2011, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.
We maintain primary insurance coverage under coverage-in-place agreements, and also have excess liability insurance with respect to asbestos liabilities. After consultation with our outside legal counsel and giving consideration to agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors, we determine an amount we expect is probable of recovery from such carriers. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery.
We recorded a receivable related to asbestos claims of $67 million as of December 31, 2011 and December 31, 2010. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $8 million was included in Current Assets as part of Accounts Receivable at December 31, 2011 and December 31, 2010. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at December 31, 2011, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis, pursuant to coverage-in-place agreements at December 31, 2011.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a result, with respect to both asserted and unasserted claims, it is reasonably possible that we may incur a material amount of cost in excess of the current reserve; however, such amounts cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to our products or premises and disease alleged. Depending upon the nature of these characteristics, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by us.

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
Binding Commitments and Guarantees
At December 31, 2011, we had binding commitments for raw materials, capital expenditures, utilities, and various other types of contracts. Total commitments on contracts that extend beyond 2012 are expected to total approximately $2.7 billion. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees written and other commitments totaling approximately $105 million at December 31, 2011, compared to $26 million at December 31, 2010. The increase primarily relates to our obligations in connection with the financing of the construction of our new Global and North American Tire Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.
Indemnifications
At December 31, 2011, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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
Warranty
We had recorded $20 million and $17 million for potential claims under warranties offered by us at December 31, 2011 and 2010, respectively, the majority of which is recorded in Other current liabilities at December 31, 2011 and 2010.
The following table presents changes in the warranty reserve during 2011 and 2010:

(in millions)	2011	2010
Balance at January 1	$17	$18
Payments made during the period	(11)	(14)
Expense recorded during the period	15	13
Translation adjustment	(1)	—
Balance at December 31	$20	$17

Note 20. Mandatory Convertible Preferred Stock
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In the second quarter of 2011, the Company’s Board of Directors declared cash dividends of $7 million that were paid in the third quarter of 2011. In the third quarter of 2011, the Company's Board of Directors declared cash dividends of $7 million that were paid in the fourth quarter of 2011. On December 6, 2011, the Company’s Board of Directors declared cash dividends of $0.7344 per share of mandatory convertible preferred stock, or $7 million in the aggregate. The dividend was paid on January 3, 2012 to stockholders of record as of the close of business of December 15, 2011.

Note 21. Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss follow:

(In millions)	2011	2010
Foreign currency translation adjustment	$(594)	$(454)
Unrecognized net actuarial losses and prior service costs	(3,430)	(2,835)
Deferred derivative gain (loss)	7	(2)
Unrealized investment gains	26	21
Total Accumulated Other Comprehensive Loss	$(3,991)	$(3,270)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 22. Investments in Unconsolidated Affiliates
The following tables present summarized financial information for financial position and results of operations of our investments accounted for under the equity method:

(In millions)	2011	2010
Financial Position:
Current assets	$655	$532
Noncurrent assets	72	68
Current liabilities	460	394
Noncurrent liabilities	29	16
Noncontrolling interests	38	33

	Year Ended December 31,
	2011	2010	2009
Results of Operations:
Net sales	$1,808	$1,547	$1,217
Gross profit	596	508	414
Net income	80	70	33
Net income (loss) attributable to investee	69	63	27

Our equity in the earnings of unconsolidated affiliates was $19 million, $11 million and $9 million in 2011, 2010 and 2009, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 23. Consolidating Financial Information
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
     Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of the capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group.
Certain non-guarantor subsidiaries of the Parent Company are restricted from remitting funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or restrictions in credit agreements or other debt instruments of those subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Balance Sheet
	December 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$916	$108	$1,748	$—	$2,772
Accounts Receivable	984	217	1,648	—	2,849
Accounts Receivable From Affiliates	—	512	204	(716)	—
Inventories	1,579	227	2,135	(85)	3,856
Prepaid Expenses and Other Current Assets	53	9	262	11	335
Total Current Assets	3,532	1,073	5,997	(790)	9,812
Goodwill	—	25	460	169	654
Intangible Assets	110	1	46	—	157
Deferred Income Taxes	—	82	63	—	145
Other Assets	226	49	211	—	486
Investments in Subsidiaries	4,067	339	4,367	(8,773)	—
Property, Plant and Equipment	2,129	162	4,044	40	6,375
Total Assets	$10,064	$1,731	$15,188	$(9,354)	$17,629
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$925	$199	$2,544	$—	$3,668
Accounts Payable to Affiliates	716	—	—	(716)	—
Compensation and Benefits	445	31	323	—	799
Other Current Liabilities	344	34	688	(16)	1,050
Notes Payable and Overdrafts	—	—	256	—	256
Long Term Debt and Capital Leases Due Within One Year	11	—	145	—	156
Total Current Liabilities	2,441	264	3,956	(732)	5,929
Long Term Debt and Capital Leases	3,271	—	1,518	—	4,789
Compensation and Benefits	2,793	294	915	—	4,002
Deferred and Other Noncurrent Income Taxes	32	5	199	8	244
Other Long Term Liabilities	778	33	230	—	1,041
Total Liabilities	9,315	596	6,818	(724)	16,005
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	404	203	607
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	245	333	5,033	(5,366)	245
Capital Surplus	2,808	39	1,065	(1,104)	2,808
Retained Earnings	1,187	1,303	2,850	(4,153)	1,187
Accumulated Other Comprehensive Loss	(3,991)	(540)	(1,250)	1,790	(3,991)
Goodyear Shareholders’ Equity	749	1,135	7,698	(8,833)	749
Minority Shareholders’ Equity — Nonredeemable	—	—	268	—	268
Total Shareholders’ Equity	749	1,135	7,966	(8,833)	1,017
Total Liabilities and Shareholders’ Equity	$10,064	$1,731	$15,188	$(9,354)	$17,629

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$9,027	$2,891	$26,289	$(15,440)	$22,767
Cost of Goods Sold	8,209	2,574	23,732	(15,694)	18,821
Selling, Administrative and General Expense	898	185	1,747	(8)	2,822
Rationalizations	70	3	30	—	103
Interest Expense	247	19	288	(224)	330
Other (Income) and Expense	(218)	(21)	(162)	474	73
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(179)	131	654	12	618
United States and Foreign Taxes	37	(52)	218	(2)	201
Equity in Earnings of Subsidiaries	559	29	—	(588)	—
Net Income (Loss)	343	212	436	(574)	417
Less: Minority Shareholders’ Net Income	—	—	74	—	74
Goodyear Net Income (Loss)	343	212	362	(574)	343
Less: Preferred Stock Dividends	22	—	—	—	22
Goodyear Net Income (Loss) available to Common Shareholders	$321	$212	$362	$(574)	$321

	Year Ended December 31, 2010
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,648	$2,378	$20,183	$(11,377)	$18,832
Cost of Goods Sold	6,932	2,121	17,893	(11,494)	15,452
Selling, Administrative and General Expense	928	183	1,526	(7)	2,630
Rationalizations	163	22	55	—	240
Interest Expense	271	17	147	(119)	316
Other (Income) and Expense	(88)	(21)	42	253	186
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(558)	56	520	(10)	8
United States and Foreign Taxes	—	8	163	1	172
Equity in Earnings of Subsidiaries	342	18	—	(360)	—
Net (Loss) Income	(216)	66	357	(371)	(164)
Less: Minority Shareholders’ Net Income	—	—	52	—	52
Goodyear Net (Loss) Income	$(216)	$66	$305	$(371)	$(216)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2009
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$260	$100	$898	$(485)	$773
Cash Flows from Investing Activities:
Capital expenditures	(210)	(21)	(815)	3	(1,043)
Asset dispositions	69	—	8	(1)	76
Asset acquisitions	—	—	(1)	1	—
Government grants received	—	—	95	—	95
Capital contributions	(14)	—	(17)	31	—
Capital redemptions	—	—	38	(38)	—
Increase in restricted cash	(1)	—	(24)	—	(25)
Other transactions	(1)	—	(4)	—	(5)
Total Cash Flows from Investing Activities	(157)	(21)	(720)	(4)	(902)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	179	—	179
Short term debt and overdrafts paid	—	—	(138)	—	(138)
Long term debt incurred	400	—	2,771	—	3,171
Long term debt paid	(750)	—	(1,900)	—	(2,650)
Proceeds from issuance of preferred stock	484	—	—	—	484
Preferred stock dividends paid	(15)	—	—	—	(15)
Common stock issued	8	—	—	—	8
Capital contributions and loans	(101)	—	132	(31)	—
Capital redemptions	—	—	(38)	38	—
Intercompany dividends paid	—	(7)	(475)	482	—
Transactions with minority interests in subsidiaries	(3)	—	(21)	—	(24)
Debt related costs and other transactions	(2)	—	(19)	—	(21)
Total Cash Flows from Financing Activities	21	(7)	491	489	994
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(96)	—	(98)
Net Change in Cash and Cash Equivalents	124	70	573	—	767
Cash and Cash Equivalents at Beginning of the Year	792	38	1,175	—	2,005
Cash and Cash Equivalents at End of the Year	$916	$108	$1,748	$—	$2,772

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2010
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$278	$43	$858	$(255)	$924
Cash Flows from Investing Activities:
Capital expenditures	(334)	(18)	(583)	(9)	(944)
Asset dispositions	1	—	69	—	70
Capital contributions	—	—	(136)	136	—
Capital redemptions	16	—	134	(150)	—
Increase in restricted cash	—	—	(11)	—	(11)
Return of investment in The Reserve Primary Fund	26	—	—	—	26

Total Cash Flows from Investing Activities	$(291)	$(18)	$(527)	$(23)	$(859)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	3	2	80	—	85
Short term debt and overdrafts paid	—	—	(68)	—	(68)
Long term debt incurred	994	—	756	—	1,750
Long term debt paid	(974)	—	(581)	—	(1,555)
Common stock issued	1	—	—	—	1
Capital contributions and loans	—	—	136	(136)	—
Capital redemptions	—	—	(150)	150	—
Intercompany dividends paid	—	(7)	(257)	264	—
Transactions with minority interests in subsidiaries	—	—	(13)	—	(13)
Debt related costs and other transactions	(21)	—	—	—	(21)
Total Cash Flows from Financing Activities	3	(5)	(97)	278	179
Effect of exchange rate changes on cash and cash equivalents	—	1	(162)	—	(161)
Net Change in Cash and Cash Equivalents	(10)	21	72	—	83
Cash and Cash Equivalents at Beginning of the Year	802	17	1,103	—	1,922
Cash and Cash Equivalents at End of the Year	$792	$38	$1,175	$—	$2,005

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2009
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$328	$1	$1,188	$(220)	$1,297
Cash Flows from Investing Activities:
Capital expenditures	(270)	(8)	(462)	(6)	(746)
Asset dispositions	154	1	20	(132)	43
Asset acquisitions	—	—	(132)	132	—
Capital contributions	—	—	(62)	62	—
Decrease (increase) in restricted cash	2	—	(5)	—	(3)
Return of investment in The Reserve Primary Fund	47	—	—	—	47
Other transactions	(1)	—	(3)	—	(4)
Total Cash Flows from Investing Activities	(68)	(7)	(644)	56	(663)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	85	—	85
Short term debt and overdrafts paid	(18)	—	(168)	—	(186)
Long term debt incurred	1,359	—	667	—	2,026
Long term debt paid	(1,601)	—	(943)	—	(2,544)
Common stock issued	2	—	—	—	2
Capital contributions and loans	—	—	62	(62)	—
Intercompany dividends paid	—	(19)	(207)	226	—
Transactions with minority interests in subsidiaries	—	—	(15)	—	(15)
Debt related costs and other transactions	(22)	—	—	—	(22)
Total Cash Flows from Financing Activities	(280)	(19)	(519)	164	(654)
Effect of exchange rate changes on cash and cash equivalents	—	2	46	—	48
Net Change in Cash and Cash Equivalents	(20)	(23)	71	—	28
Cash and Cash Equivalents at Beginning of the Year	822	40	1,032	—	1,894
Cash and Cash Equivalents at End of the Year	$802	$17	$1,103	$—	$1,922

Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2011
Net Sales	$5,402	$5,620	$6,062	$5,683	$22,767
Gross Profit	941	1,048	1,089	868	3,946
Net Income	124	56	211	26	417
Less: Minority Shareholders’ Net Income	21	9	43	1	74
Goodyear Net Income	103	47	168	25	343
Less: Preferred Stock Dividends	—	7	7	7	22
Goodyear Net Income available to Common Shareholders	$103	$40	$161	$18	$321
Goodyear Net Income available to Common Shareholders - Per Share of Common Stock:
— Basic	$0.42	$0.16	$0.66	$0.07	$1.32
— Diluted *	$0.42	$0.16	$0.60	$0.07	$1.26
Weighted Average Shares Outstanding — Basic	243	244	244	244	244
— Diluted	246	247	281	247	271
Price Range of Common Stock:** High	$15.71	$18.83	$18.25	$15.47	$18.83
Low	11.42	14.44	9.15	8.53	8.53
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,256	$17,642	$18,129	$17,629
Total Debt and Capital Leases	5,284	5,304	6,083	5,201
Goodyear Shareholders’ Equity	1,327	1,475	1,499	749
Total Shareholders’ Equity	1,616	1,759	1,775	1,017
_______________________________________

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
**	New York Stock Exchange — Composite Transactions
All numbers presented below are after-tax and minority.
The first quarter of 2011 included net rationalization charges of $9 million and asset write-offs and accelerated depreciation charges of $9 million. The quarter also included discrete tax charges of $6 million.
The second quarter of 2011 included net rationalization charges of $41 million, which included $32 million of charges related to the closure of our Union City, Tennessee manufacturing facility in July 2011, and asset write-offs and accelerated depreciation charges of $24 million. The quarter also included net charges of $53 million related to cash premiums paid and write-offs of deferred financing fees due to the early redemption of debt, $7 million of charges to increase tax reserves as a result of negative tax court rulings in a foreign jurisdiction and $3 million of charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina. Net gains on asset sales were $10 million for this quarter.
The third quarter of 2011 included net rationalization charges of $23 million, which included $19 million of charges related to the closure of our Union City, Tennessee manufacturing facility in July 2011, and asset write-offs and accelerated depreciation charges of $12 million. The quarter also included discrete tax charges of $4 million. Net gains on asset sales were $5 million for this quarter.
The fourth quarter of 2011 included net rationalization charges of $21 million and asset write-offs and accelerated depreciation charges of $3 million. The quarter also included charges of $16 million related to flooding in Thailand and net losses of $8 million on asset sales due primarily to the sale of previously closed manufacturing facilities in North American Tire. The fourth quarter also included discrete tax benefits of $60 million primarily related to the release of a valuation allowance on our Canadian operations.

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
_______________________________________

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
Management’s Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” that, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we define to mean controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 55 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, and the effectiveness of internal control over financial reporting is presented on page 56 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We are undertaking a phased implementation of enterprise resource planning systems in our EMEA and Latin American Tire SBUs, a significant portion of which were completed in 2011, with the balance to be completed in 2012 and 2013. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2012 to be filed with the Commission pursuant to Regulation 14A.
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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
1.Financial Statements:  See Index on page 54 of this Annual Report.
2.Financial Statement Schedules:  See Index To Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedules at pages FS-2 through FS-9 are incorporated into and made a part of this Annual Report.
3.Exhibits required to be filed by Item 601 of Regulation S-K:  See the Index of Exhibits at pages X-1 through X-5 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 14, 2012	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2012		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 14, 2012		/s/ DARREN R. WELLS
Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 14, 2012		/s/ RICHARD J. NOECHEL
Richard J. Noechel, Vice President and Controller (Principal Accounting Officer)

		JAMES C. BOLAND, Director WILLIAM J. CONATY, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director W. ALAN McCOLLOUGH, Director	/s/ DARREN R. WELLS
Date:	February 14, 2012	RODNEY O’NEAL, Director SHIRLEY D. PETERSON, Director STEPHANIE A. STREETER, Director G. CRAIG SULLIVAN, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director	Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR THE COMPANY'S
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011
_______________________________________________________
INDEX TO FINANCIAL STATEMENT SCHEDULES
Financial Statement Schedules:

	Schedule No.	Page Number
Condensed Financial Information of Registrant	I	FS-2
Valuation and Qualifying Accounts	II	FS-9

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2011	2010	2009
Net Sales	$9,027	$7,648	$6,702
Cost of Goods Sold	8,209	6,932	6,216
Selling, Administrative and General Expense	898	928	904
Rationalizations	70	163	106
Interest Expense	247	271	253
Other Income	(218)	(88)	(252)
Loss before Income Taxes and Equity in Earnings of Subsidiaries	(179)	(558)	(525)
United States and Foreign Taxes	37	—	(99)
Equity in Earnings of Subsidiaries	559	342	51
Net Income (Loss)	343	(216)	(375)
Less: Preferred Stock Dividends	22	—	—
Net Income (Loss) available to Common Shareholders	$321	$(216)	$(375)
Net Income (Loss) available to Common Shareholders — Per Share of Common Stock
Basic	$1.32	$(0.89)	$(1.55)
Weighted Average Shares Outstanding	244	242	241
Diluted	$1.26	$(0.89)	$(1.55)
Weighted Average Shares Outstanding	271	242	241

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY BALANCE SHEETS

	December 31,
(Dollars in millions, except share data)	2011	2010
Assets
Current Assets:
Cash and Cash Equivalents	$916	$792
Accounts Receivable, less allowance — $22 ($26 in 2010)	984	875
Inventories:
Raw Materials	401	314
Work in Process	63	60
Finished Goods	1,115	885
	1,579	1,259
Prepaid Expenses and Other Current Assets	53	58
Total Current Assets	3,532	2,984
Intangible Assets	110	109
Other Assets	226	241
Investments in Subsidiaries	4,067	3,879
Property, Plant and Equipment, less accumulated depreciation — $4,016 ($4,353 in 2010)	2,129	2,177
Total Assets	$10,064	$9,390
Liabilities
Current Liabilities:
Accounts Payable-Trade	$925	$814
Accounts Payable to Affiliates	716	631
Compensation and Benefits	445	411
Other Current Liabilities	344	369
Long Term Debt and Capital Leases Due Within One Year	11	1
Total Current Liabilities	2,441	2,226
Long Term Debt and Capital Leases	3,271	3,573
Compensation and Benefits	2,793	2,296
Deferred and Other Noncurrent Income Taxes	32	31
Other Long Term Liabilities	778	620
Total Liabilities	9,315	8,746
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50 million shares, Outstanding shares — 10 million (0 in 2010), liquidation preference $50 per share	500	—
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 245 million (243 million in 2010)	245	243
Capital Surplus	2,808	2,805
Retained Earnings	1,187	866
Accumulated Other Comprehensive Loss	(3,991)	(3,270)
Total Shareholders’ Equity	749	644
Total Liabilities and Shareholders’ Equity	$10,064	$9,390

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other	Total
			Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at December 31, 2008
(after deducting 9,599,694 treasury shares)	241,289,921	$241	$2,764	$1,463	$(3,446)	$1,022
Comprehensive income (loss):
Net loss				(375)		(375)
Foreign currency translation (net of tax of $22)					217
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(17)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $57)					121
Increase in net actuarial losses (net of tax benefit of $19)					(277)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $1)					43
Prior service cost from plan amendments (net of tax of $7)					(16)
Other (net of tax benefit of $2)					3
Other comprehensive income (loss)						74
Total comprehensive income (loss)						(301)
Stock-based compensation plans			18			18
Common stock issued from treasury	912,498	1	1			2
Other			—	(6)		(6)
Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735

Balance at December 31, 2009
(after deducting 8,687,196 treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735
Comprehensive income (loss):
Net loss				(216)		(216)
Foreign currency translation (net of tax of $1)					55
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $6)					162
Increase in net actuarial losses (net of tax benefit of $21)					(178)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $4)					60
Prior service cost from plan amendments (net of tax of $0)					(1)
Other (net of tax of $0)					4
Other comprehensive income (loss)						102
Total comprehensive income (loss)						(114)
Stock-based compensation plans			16			16
Common stock issued from treasury	736,530	1	6			7
Balance at December 31, 2010
(after deducting 7,950,743 treasury shares)	242,938,949	$243	$2,805	$866	$(3,270)	$644
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY - (Continued)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
					Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at December 31, 2010
(after deducting 7,950,743 treasury shares)	—	—	242,938,949	$243	$2,805	$866	$(3,270)	$644
Comprehensive income (loss):
Net income						343		343
Foreign currency translation (net of tax of $0)							(140)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)							157
Increase in net actuarial losses (net of tax benefit of $28)							(770)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							18
Deferred derivative gain (net of tax of $1)							3
Reclassification adjustment for amounts recognized in income (net of tax of $2)							6
Unrealized investment gains (net of tax of $0)							5
Other comprehensive income (loss)								(721)
Total comprehensive income (loss)								(378)
Stock-based compensation plans					13			13
Preferred stock issued	10,000,000	500			(16)			484
Preferred stock dividends declared						(22)		(22)
Common stock issued from treasury			1,596,892	2	6			8
Balance at December 31, 2011
(after deducting 6,353,851 treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2011	2010	2009
Total Cash Flows from Operating Activities	$260	$278	$328
Cash Flows from Investing Activities:
Capital expenditures	(210)	(334)	(270)
Asset dispositions	69	1	154
Capital contributions to subsidiaries	(14)	—	—
Capital redemptions from subsidiaries	—	16	—
Return of investment in The Reserve Primary Fund	—	26	47
Decrease (increase) in restricted cash	(1)	—	2
Other transactions	(1)	—	(1)
Total Cash Flows from Investing Activities	(157)	(291)	(68)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	3	—
Short term debt and overdrafts paid	—	—	(18)
Long term debt incurred	400	994	1,359
Long term debt paid	(750)	(974)	(1,601)
Proceeds from issuance of preferred stock	484	—	—
Preferred stock dividends paid	(15)	—	—
Common stock issued	8	1	2
Capital contributions and loans	(101)	—	—
Transaction with minority interests in subsidiaries	(3)	—	—
Debt related costs and other transactions	(2)	(21)	(22)
Total Cash Flows from Financing Activities	21	3	(280)
Net Change in Cash and Cash Equivalents	124	(10)	(20)
Cash and Cash Equivalents at Beginning of the Year	792	802	822
Cash and Cash Equivalents at End of the Year	$916	$792	$802

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 2011, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company has pledged a significant portion of its assets as collateral. The collateral includes first and second priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of the Parent Company’s subsidiaries to pay dividends to the Parent Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of the Parent Company’s assets. These covenants are subject to significant exceptions and qualifications. The primary credit facilities permit the Parent Company to pay dividends on its common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred by the Parent Company under the facilities following the dividend payment, and certain financial tests are satisfied.
In addition, in the event that the availability under the Parent Company’s first lien revolving credit facility plus the aggregate amount of Available Cash is less than $150 million, the Parent Company will not be permitted to allow the ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash,” “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the first lien revolving credit facility. As provided in the Parent Company’s second lien term loan facility, if the Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before the Parent Company may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, the Parent Company must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the second lien term loan facility. For further information, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.
The first lien revolving credit facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in financial condition since December 31, 2006. The facility also has customary defaults, including a cross-default to material indebtedness of the Parent Company and its subsidiaries.
The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2011 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2012	2013	2014	2015	2016
Debt maturities	$11	$4	$1,200	$—	$631

COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2011, the Parent Company had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond the year 2012 are expected to total approximately $129 million. The Parent Company also has off-balance sheet financial guarantees written and other commitments totaling approximately $95 million. In addition, the Parent Company has other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which the Parent Company will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in the Parent Company's or its suppliers’ production levels.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)
At December 31, 2011, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
DIVIDENDS
The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2011, 2010 and 2009.
The following table presents cash dividends received during 2011, 2010 and 2009:

(In millions)	2011	2010	2009
Consolidated subsidiaries	$172	$143	$129

There were no stock dividends received from consolidated subsidiaries in 2011, 2010 and 2009.
SUPPLEMENTAL CASH FLOW INFORMATION
The Parent Company made cash payments for interest, net of amounts capitalized in 2011, 2010 and 2009 of $235 million, $258 million and $234 million, respectively. The Parent Company had net cash payments for income taxes in 2011, 2010 and 2009 of $47 million, $19 million and $23 million, respectively.
INTERCOMPANY TRANSACTIONS
The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2011	2010	2009
Sales	$1,076	$1,129	$993
Cost of Goods Sold	1,085	1,117	978
Interest Expense	19	11	7
Other Income	(547)	(413)	(521)
Income before Income Taxes	$519	$414	$529

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2011
Allowance for doubtful accounts	$106	$14	$—	$(19)	(a)	$(4)	$97
Valuation allowance — deferred tax assets	3,113	(92)	204	(82)		(11)	3,132

2010
Allowance for doubtful accounts	$110	$15	$—	$(16)	(a)	$(3)	$106
Valuation allowance — deferred tax assets	3,056	112	(45)	—		(10)	3,113

2009
Allowance for doubtful accounts	$93	$35	$—	$(21)	(a)	$3	$110
Valuation allowance — deferred tax assets	2,818	251	(40)	(27)		54	3,056

Note: (a) Accounts receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For Year Ended December 31, 2011

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
3	Articles of Incorporation and By-Laws
(a)
Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 20, 2006, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 22, 2009 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927), and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 30, 2011 (incorporated by reference, filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A, filed March 31, 2011, File No. 1-1927), six documents together comprising the Company's Articles of Incorporation, as amended.

(b)
Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and as most recently amended on October 4, 2011 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 11, 2011, File No. 1-1927).

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

(d)
Indenture, dated as of May 11, 2009, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 10.5% Senior Notes due 2016 (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 11, 2009, File No. 1-1927).

(e)
Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the First Supplemental Indenture thereto, dated as of August 13, 2010, in respect of the Company’s 8.25% Senior Notes due 2020 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927).

(f)
Indenture, dated as of April 20, 2011, among Goodyear Dunlop Tires Europe B.V., as Issuer, the Company, as Parent Guarantor, the subsidiary guarantors party thereto, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank Luxembourg S.A., as Registrar, Deutsche Bank AG, London Branch, as Principal Paying Agent and Transfer Agent, and The Bank of New York Mellon (Luxembourg), S.A., as Luxembourg Paying Agent and Transfer Agent, in respect of GDTE's 6.75% Senior Notes due 2019 (incorporated by reference, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-1927).

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

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
10	Material Contracts
(a)
Amended and Restated First Lien Credit Agreement, dated as of April 20, 2007, among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., BNP Paribas, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, GMAC Commercial Finance LLC and Wells Fargo Foothill, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).

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

(h)
Amended and Restated Revolving Credit Agreement, dated as of April 20, 2011, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BNP Paribas, as Syndication Agent, and the Mandated Lead Arrangers and Joint Bookrunners identified therein (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-1927).

(i)	Amendment and Restatement Agreement, dated as of April 20, 2011, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BNP Paribas, as Issuing Bank, the subsidiary guarantors party thereto, and the lenders party thereto.	10.1
(j)
Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927), and as amended by the Amendment and Restatement Agreement, dated as of April 20, 2011 (filed herewith as Exhibit 10.1).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(k)
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

(l)
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

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
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

(z)
Amendment No. 5 to the Shareholders Agreement for the Europe JVC, dated as of July 1, 2009, among the Company, Goodyear S.A., a French corporation, Goodyear S.A., a Luxembourg corporation, Goodyear Canada Inc., and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-1927).

(aa)
Agreement, dated as of March 3, 2003, between the Company and Sumitomo Rubber Industries, Ltd., amending certain provisions of the alliance agreements (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-1927).

(bb)*	2008 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(cc)*
Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).

(dd)*
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Rights Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).

(ee)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).
(ff)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(gg)*	Form of Restricted Stock Purchase Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).
(hh)*	Form of Cash Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).
(ii)*	Form of Restricted Stock Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-1927).
(jj)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(kk)*	2002 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(ll)*
Performance Recognition Plan of the Company, as amended and restated on October 7, 2008 (incorporated by reference, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(mm)*	The Goodyear Tire & Rubber Company Management Incentive Plan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 11, 2008, File No. 1-1927).
(nn)*
Executive Performance Plan of the Company effective January 1, 2004 (incorporated by reference, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(oo)*
Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).

(pp)*
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

(rr)*
Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(ss)*
Deferred Compensation Plan for Executives, as amended and restated as of October 7, 2008 (incorporated by reference, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(tt)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 5, 2011.	10.2
(uu)*
Continuity Plan for Salaried Employees, as amended and restated effective April 10, 2007, as further amended on October 7, 2008 (incorporated by reference, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(vv)*	The Goodyear Tire & Rubber Company Executive Severance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 11, 2010, File No. 1-1927).
(ww)*
Hourly and Salaried Employees Stock Option Plan of the Company, as amended September 30, 2002 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-1927).

12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2011.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
101	Interactive Data File
(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101
_______________________________________

*	Indicates management contract or compensatory plan or arrangement