Form 10-Q
period 2012-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2012-04-27
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2012:	244,706,585

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
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2012	2011
Net Sales	$5,533	$5,402
Cost of Goods Sold	4,607	4,461
Selling, Administrative and General Expense	662	668
Rationalizations (Note 2)	15	9
Interest Expense	101	74
Other Expense (Note 3)	92	4
Income before Income Taxes	56	186
United States and Foreign Taxes (Note 4)	48	62
Net Income	8	124
Less: Minority Shareholders’ Net Income	12	21
Goodyear Net (Loss) Income	(4)	103
Less: Preferred Stock Dividends	7	—
Goodyear Net (Loss) Income available to Common Shareholders	$(11)	$103
Goodyear Net (Loss) Income available to Common Shareholders — Per Share of Common Stock
Basic	$(0.05)	$0.42
Weighted Average Shares Outstanding (Note 5)	244	243
Diluted	$(0.05)	$0.42
Weighted Average Shares Outstanding (Note 5)	244	246
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net Income	$8	$124
Other Comprehensive Income:
Foreign currency translation, net of tax of $0 in 2012 ($1 in 2011)	103	94
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $2 in 2012 ($3 in 2011)	55	40
(Increase) decrease in net actuarial losses, net of tax of $0 in 2012 ($0 in 2011)	(2)	3
Deferred derivative losses, net of tax of $0 in 2012 ($0 in 2011)	(8)	(9)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2012 ($0 in 2011)	(1)	—
Unrealized investment gains (losses), net of tax of $0 in 2012 ($0 in 2011)	5	(1)
Other Comprehensive Income	152	127
Comprehensive Income	160	251
Less: Comprehensive Income Attributable to Minority Shareholders	40	59
Goodyear Comprehensive Income	$120	$192
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	March 31,	December 31,
	2012	2011
Assets:
Current Assets:
Cash and Cash Equivalents	$2,083	$2,772
Accounts Receivable, less Allowance — $106 ($97 in 2011)	3,530	2,849
Inventories:
Raw Materials	904	937
Work in Process	207	186
Finished Products	2,858	2,733
	3,969	3,856
Prepaid Expenses and Other Current Assets	406	335
Total Current Assets	9,988	9,812
Goodwill	672	654
Intangible Assets	157	157
Deferred Income Taxes	148	145
Other Assets	497	486
Property, Plant and Equipment, less Accumulated Depreciation — $8,835 ($8,629 in 2011)	6,528	6,375
Total Assets	$17,990	$17,629

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,571	$3,668
Compensation and Benefits (Notes 9 and 10)	766	799
Other Current Liabilities	1,099	1,050
Notes Payable and Overdrafts (Note 7)	291	256
Long Term Debt and Capital Leases due Within One Year (Note 7)	154	156
Total Current Liabilities	5,881	5,929
Long Term Debt and Capital Leases (Note 7)	5,186	4,789
Compensation and Benefits (Notes 9 and 10)	3,885	4,002
Deferred and Other Noncurrent Income Taxes	253	244
Other Long Term Liabilities	1,008	1,041
Total Liabilities	16,213	16,005

Commitments and Contingent Liabilities (Note 11)

Minority Shareholders’ Equity (Note 1)	626	607

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2011), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares —245 million (245 million in 2011) after deducting 6 million treasury shares (6 million in 2011)	245	245
Capital Surplus	2,809	2,808
Retained Earnings	1,176	1,187
Accumulated Other Comprehensive Loss	(3,867)	(3,991)
Goodyear Shareholders’ Equity	863	749
Minority Shareholders’ Equity — Nonredeemable	288	268
Total Shareholders’ Equity	1,151	1,017
Total Liabilities and Shareholders’ Equity	$17,990	$17,629
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$8	$124
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	170	182
Amortization and write-off of debt issuance costs	33	5
Net rationalization charges (Note 2)	15	9
Net gains on asset sales (Note 3)	(4)	(2)
Pension contributions and direct payments	(114)	(17)
Rationalization payments	(31)	(13)
Customer prepayments and government grants	38	4
Insurance proceeds	25	—
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(635)	(754)
Inventories	(48)	(292)
Accounts payable — trade	(84)	276
Compensation and benefits	(19)	56
Other current liabilities	(20)	7
Other assets and liabilities	(88)	(18)
Total Cash Flows from Operating Activities	(754)	(433)
Cash Flows from Investing Activities:
Capital expenditures	(276)	(284)
Asset dispositions (Note 3)	—	2
Increase in restricted cash	(21)	(68)
Other transactions	2	—
Total Cash Flows from Investing Activities	(295)	(350)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	57	16
Short term debt and overdrafts paid	(31)	(21)
Long term debt incurred	1,107	917
Long term debt paid	(783)	(423)
Proceeds from issuance of preferred stock (Note 12)	—	485
Preferred stock dividends paid (Note 12)	(7)	—
Common stock issued (Note 10)	—	4
Transactions with minority interests in subsidiaries	(3)	(4)
Debt related costs and other transactions	(14)	—
Total Cash Flows from Financing Activities	326	974
Effect of exchange rate changes on cash and cash equivalents	34	19
Net Change in Cash and Cash Equivalents	(689)	210
Cash and Cash Equivalents at Beginning of the Period	2,772	2,005
Cash and Cash Equivalents at End of the Period	$2,083	$2,215
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).
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
Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2012.
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
Recently Adopted Accounting Standards
Effective January 1, 2012, we adopted an accounting standards update with new guidance on fair value measurement and disclosure requirements. This standard provides guidance on the application of fair value accounting where it is already required or permitted by other standards. This standard also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. The adoption of this standard did not have a material impact on our consolidated financial statements.
Effective January 1, 2012, we adopted accounting standards updates with guidance on the presentation of other comprehensive income. These standards require an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Accordingly, we have presented net income and other comprehensive income in two consecutive statements.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. In the first quarter of 2012, we recorded an out of period adjustment of $13 million of additional interest expense to correct capitalized interest recorded in prior periods.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income before Income Taxes are as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011
New charges	$16	$11
Reversals	(1)	(2)
	$15	$9

The following table shows the roll-forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2011	$166	$18	$184
2012 Charges	8	8	16
Incurred	(19)	(9)	(28)
Reversed to the statement of operations	—	(1)	(1)
Balance at March 31, 2012	$155	$16	$171

During the first quarter of 2012, net rationalization charges of $15 million were recorded. New charges of $16 million were comprised of $7 million for plans initiated in 2012, consisting of associate severance costs, and $9 million for plans initiated in 2011, consisting of $1 million of associate severance costs and $8 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of the new charges relate to future cash outflows. The net charges in 2012 also included the reversal of $1 million of charges for actions no longer needed for their originally intended purposes. Approximately 60 associates will be released under 2012 plans.
In the first quarter of 2012, $19 million was incurred for associate severance payments, net of a favorable impact of $3 million of foreign currency translation, and $9 million was incurred for other exit and non-cancelable lease costs.
The accrual balance of $171 million at March 31, 2012 consists of $155 million for associate severance costs that are expected to be substantially utilized within the next 12 months and $16 million primarily for other exit and non-cancelable lease costs. At March 31, 2012, $101 million and $29 million, respectively, of the accrual balance relates to plans associated with the announced discontinuation of consumer tire production at one of our facilities in Amiens, France and the closure of our Union City, Tennessee manufacturing facility.
Accelerated depreciation charges of $2 million were recorded in cost of goods sold (“CGS”) in the first quarter of 2012, and were related primarily to property and equipment in our Dalian, China manufacturing facility.
During the first quarter of 2011, net rationalization charges of $9 million were recorded. New charges of $11 million were comprised of $1 million for plans initiated in 2011, consisting of associate severance costs, and $10 million for plans initiated primarily in 2010, consisting of $1 million for associate severance costs and $9 million for other exit and non-cancelable lease costs. The net charges in 2011 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 500 associates will be released under plans initiated in 2011, of which approximately 200 associates have been released as of March 31, 2012. There are approximately 600 associates to be released under prior year plans, primarily related to the discontinuation of consumer tire production at our Amiens, France manufacturing facility.
In the first quarter of 2011, $2 million was incurred for associate severance payments, net of a favorable impact of $7 million of foreign currency translation, and $10 million was incurred for other exit and non-cancelable lease costs. Additionally, asset write-offs and accelerated depreciation charges of $9 million, primarily related to property and equipment in our Union City, Tennessee manufacturing facility were recorded in CGS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2012	2011
Financing fees and financial instruments	$95	$9
Net foreign currency exchange losses	11	3
Royalty income	(9)	(9)
Interest income	(4)	(3)
Net gains on asset sales	(4)	(2)
General and product liability — discontinued products	2	5
Miscellaneous	1	1
	$92	$4

Financing fees were $95 million in the first quarter of 2012, compared to $9 million in the first quarter of 2011. Financing fees in 2012 included $86 million of charges related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of unamortized discount and deferred financing fees. Financing fees and financial instruments consists of the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
Net foreign currency exchange losses in the first quarter of 2012 were $11 million, compared to $3 million in the first quarter of 2011. Foreign currency exchange in all periods reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consists primarily of amounts earned on cash deposits.
Net gains on asset sales were $4 million in the first quarter of 2012 compared to $2 million in the first quarter of 2011. The net gains in 2012 primarily relate to the sale of property by North American Tire.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $4 million and $5 million of expense related to asbestos claims in 2012 and 2011, respectively. In addition, we recorded $2 million of income related to probable insurance recoveries in each of these periods.

NOTE 4. INCOME TAXES
In the first three months of 2012, we recorded tax expense of $48 million on income before income taxes of $56 million. Income tax expense was unfavorably impacted by $3 million due primarily to the settlement of prior tax years. We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and State deferred tax assets.
For the first three months of 2011, we recorded tax expense of $62 million on income before income taxes of $186 million. Income tax expense was unfavorably impacted by $8 million due primarily to the settlement of prior tax years.
At January 1, 2012, we had unrecognized tax benefits of $90 million that, if recognized, would have a favorable impact on our tax expense of $84 million. We had accrued interest of $24 million as of January 1, 2012. If not favorably settled, $23 million of the unrecognized tax benefits and $24 million of the accrued interest would require the use of our cash. It is reasonably possible that our unrecognized tax benefits may change during the next 12 months. However, we do not expect changes during the next 12 months to have a significant impact on our financial position or results of operations.
Generally, years beginning after 2006 are still open to examination by foreign taxing authorities, including in Germany. In the United States, we are open to examination for 2011.

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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2012	2011
Earnings (loss) per share — basic:
Goodyear net (loss) income	$(4)	$103
Less: Preferred stock dividends	7	—
Goodyear net (loss) income available to common shareholders	$(11)	$103
Weighted average shares outstanding	244	243
Earnings (loss) per common share — basic	$(0.05)	$0.42

Earnings (loss) per share — diluted:
Goodyear net (loss) income	$(4)	$103
Less: Preferred stock dividends	7	—
Goodyear net (loss) income available to common shareholders	$(11)	$103
Weighted average shares outstanding	244	243
Dilutive effect of stock options and other dilutive securities	—	3
Weighted average shares outstanding — diluted	244	246
Earnings (loss) per common share — diluted	$(0.05)	$0.42

Weighted average shares outstanding - diluted for the three months ended March 31, 2012 excludes the effect of approximately 34 million equivalent shares related to the mandatory convertible preferred stock as their inclusion would have been anti-dilutive. In addition, Goodyear net income used to compute earnings per common share - diluted for the three months ended March 31, 2012 is reduced by $7 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive. The dividends and dilutive effect of the mandatory convertible preferred stock were de minimis on the earnings per share calculation for the three months ended March 31, 2011 since the preferred shares were issued on March 31, 2011.

Additionally, weighted average shares outstanding - diluted for the three months ended March 31, 2012 excludes approximately 3 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. Weighted average shares outstanding - diluted for the three months ended March 31, 2012 and March 31, 2011 excludes approximately 11 million and 9 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2012	2011
Sales:
North American Tire	$2,497	$2,307
Europe, Middle East and Africa Tire	1,938	1,959
Latin American Tire	521	585
Asia Pacific Tire	577	551
Net Sales	$5,533	$5,402
Segment Operating Income:
North American Tire	$80	$40
Europe, Middle East and Africa Tire	90	153
Latin American Tire	55	67
Asia Pacific Tire	67	67
Total Segment Operating Income	292	327
Less:
Rationalizations	15	9
Interest expense	101	74
Other expense	92	4
Asset write-offs and accelerated depreciation	2	9
Corporate incentive compensation plans	7	14
Intercompany profit elimination	10	9
Retained expenses of divested operations	4	5
Other	5	17
Income before Income Taxes	$56	$186

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net gains on asset sales, as described in Note 3, Other (Income) and Expense, and asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
Rationalizations:
North American Tire	$6	$6
Europe, Middle East and Africa Tire	5	1
Latin American Tire	2	—
Asia Pacific Tire	2	2
Total Segment Rationalizations	$15	$9

Net (Gains) Losses on Asset Sales:
North American Tire	$(2)	$—
Europe, Middle East and Africa Tire	(1)	(1)
Latin American Tire	—	(1)
Asia Pacific Tire	—	—
Total Segment Asset Sales	(3)	(2)
Corporate	(1)	—
	$(4)	$(2)

Asset Write-offs and Accelerated Depreciation:
North American Tire	$—	$8
Europe, Middle East and Africa Tire	—	—
Latin American Tire	—	—
Asia Pacific Tire	2	1
Total Segment Asset Write-offs and Accelerated Depreciation	$2	$9

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2012, we had total credit arrangements of $8,235 million, of which $2,207 million were unused. At that date, 44% of our debt was at variable interest rates averaging 4.03%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2012, we had short term committed and uncommitted credit arrangements totaling $616 million, of which $325 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2012	2011
Notes payable and overdrafts	$291	$256
Weighted average interest rate	5.86%	5.56%
Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$154	$156
Weighted average interest rate	10.12%	10.78%
Total obligations due within one year	$445	$412

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2012, we had long term credit arrangements totaling $7,619 million, of which $1,882 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2012		December 31, 2011
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
10.5% due 2016	$—		$631
6.75% Euro Notes due 2019	334		324
8.25% due 2020	994		994
8.75% due 2020	265		264
7% due 2022	700		—
7% due 2028	149		149
Credit Facilities:
$1.5 billion first lien revolving credit facility due 2013	—	—	—	—
$1.2 billion second lien term loan facility due 2014	1,200	1.75%	1,200	1.93%
€400 million revolving credit facility due 2016	187	2.93%	—	—
Pan-European accounts receivable facility due 2015	392	3.27%	393	3.91%
Chinese credit facilities	451	6.39%	389	5.80%
Other domestic and international debt(1)	639	9.45%	570	10.00%
	5,311		4,914
Capital lease obligations	29		31
	5,340		4,945
Less portion due within one year	(154)		(156)
	$5,186		$4,789
________________________________

(1)	Interest rates are weighted average interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES
$700 million 7% Senior Notes due 2022
On February 28, 2012, we issued $700 million aggregate principal amount of 7% senior notes due 2022. These notes were sold at 100% of the principal amount and will mature on May 15, 2022. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time on or after May 15, 2017 at a redemption price of 103.5%, 102.333%, 101.167% and 100% during the 12-month periods commencing on May 15, 2017, 2018, 2019, and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to May 15, 2017, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to May 15, 2015, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 107% of the principal amount plus accrued and unpaid interest to the redemption date.
The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's and Standard & Poor's (“S&P”) and no default has occurred or is continuing, certain covenants will be suspended. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
Redemption of 10.5% Senior Notes due 2016
On March 29, 2012, we redeemed $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016 at an aggregate redemption price of $709 million, including a $59 million prepayment premium, plus accrued and unpaid interest to the redemption date. We also recorded $27 million of expense for the write-off of unamortized discounts and deferred financing fees as a result of the redemption.
CREDIT FACILITIES
See Note 15, Subsequent Events for a discussion of the amendments to our $1.5 billion first lien revolving credit facility due 2013 and our $1.2 billion second lien term loan facility due 2014.
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
At March 31, 2012, we had no borrowings and $417 million of letters of credit issued under the revolving credit facility. At December 31, 2011, we had no borrowings and $407 million of letters of credit issued under the revolving credit facility.
$1.2 billion Amended and Restated Second Lien Term Loan Facility due 2014
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $1.5 billion first lien revolving credit facility. At March 31, 2012 and December 31, 2011, this facility was fully drawn.
This facility has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

€400 million Amended and Restated Senior Secured European Revolving Credit Facility due 2016
Our amended and restated €400 million European revolving credit facility consists of (i) a €100 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (the “German borrower”) and (ii) a €300 million all-borrower tranche that is available to Goodyear Dunlop Tires Europe B.V. ("GDTE"), the German borrower and certain of GDTE’s other subsidiaries. Up to €50 million in letters of credit are available for issuance under the all-borrower tranche.
GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany provide guarantees to support the facility. The German guarantors secure the German tranche on a first-lien basis and the all-borrower tranche on a second-lien basis. GDTE and its other subsidiaries that provide guarantees secure the all-borrower tranche on a first-lien basis and do not provide collateral support for the German tranche. The Company and its U.S. and Canadian subsidiaries that guarantee our U.S. senior secured credit facilities described above also provide unsecured guarantees in support of the facility.
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
At March 31, 2012, there were no borrowings outstanding under the German tranche and $187 million (€140 million) was outstanding under the all-borrower tranche. At December 31, 2011, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) at March 31, 2012 and $8 million (€6 million) at December 31, 2011.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2012 and December 31, 2011, the amount available, and fully utilized under this program, totaled $392 million (€294 million) and $393 million (€303 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $74 million and $75 million at March 31, 2012 and December 31, 2011, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
For a description of the collateral securing the facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2011 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2012, the gross amount of receivables sold was $179 million, compared to $190 million at December 31, 2011.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At March 31, 2012, these non-revolving credit facilities had total unused availability of 0.8 billion renminbi ($126 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 0.8 billion renminbi of unused availability at March 31, 2012) matures in 2018 and principal amortization begins in 2015. There were $247 million and $199 million of borrowings outstanding under this facility at March 31, 2012 and December 31, 2011, respectively. The other facility matures in 2019 and principal amortization begins in 2015. There were $204 million and $190 million of borrowings outstanding under this facility at March 31, 2012 and December 31, 2011, respectively. Restricted cash of $30 million and $9 million was related to funds obtained under these credit facilities at March 31, 2012 and December 31, 2011, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OTHER DOMESTIC DEBT
Global and North American Tire Headquarters
On April 13, 2011, we entered into agreements for the construction of a new Global and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. In addition, on October 31, 2011, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we will record a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheet as costs are incurred during the construction period. The total cost of the project is expected to be $200 million, of which approximately $60 million will be funded by government financing and incentives. The total financing liability is expected to approximate $140 million, of which $49 million has been recorded in long term debt and capital leases at March 31, 2012.

Debt Maturities

Updates to our debt maturities in our 2011 Form 10-K are provided below and reflect the issuance of our 7% senior notes due 2022 and the redemption of our 10.5% senior notes due 2016. The following information does not reflect amendments to our credit facilities occurring after March 31, 2012.

(In millions)	2012	2013	2014	2015	2016
U.S.	$13	$4	$1,200	$—	—
International	143	90	42	490	322
	$156	$94	$1,242	$490	$322
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
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2012	2011
Fair Values — asset (liability):
Accounts receivable	$9	$26
Other assets	—	—
Other current liabilities	(14)	(5)
Other long term liabilities	—	(1)

At March 31, 2012 and December 31, 2011, these outstanding foreign currency derivatives had notional amounts of $1,102 million and $1,056 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction losses of $24 million and $35 million on foreign currency derivatives for the three months ended March 31, 2012 and March 31, 2011, respectively. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2012	2011
Fair Values — asset (liability):
Accounts receivable	$4	$11
Other current liabilities	(1)	—

At March 31, 2012 and December 31, 2011, these outstanding foreign currency derivatives had notional amounts of $184 million and $171 million, respectively, and primarily related to intercompany transactions.

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2012	2011
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$8	$9
Amount of deferred gain reclassified from AOCL into CGS	(1)	—
Amounts excluded from effectiveness testing	—	—

The estimated net amount of the deferred gains on March 31, 2012 that is expected to be reclassified to earnings within the next twelve months is $5 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Assets:
Investments	$49	$44	$49	$44	$—	$—	$—	$—
Foreign Exchange Contracts	13	37	—	—	13	37	—	—
Total Assets at Fair Value	$62	$81	$49	$44	$13	$37	$—	$—

Liabilities:
Foreign Exchange Contracts	$15	$6	$—	$—	$15	$5	$—	$1
Total Liabilities at Fair Value	$15	$6	$—	$—	$15	$5	$—	$1

Derivative financial instrument valuations classified as Level 3 are embedded currency derivatives in long-dated operating leases. The valuation of the embedded currency derivatives is based on an extrapolation of forward rates to the assumed expiration of the leases. Realized and unrealized gains and losses related to the embedded currency derivatives are included in Other Expense.
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, classified as Level 1, at March 31, 2012 and December 31, 2011. The fair value was estimated using quoted market prices.

	March 31,	December 31,
(In millions)	2012	2011
Fixed Rate Debt:
Carrying amount — liability	$3,004	$2,843
Fair value — liability	3,105	2,891

Variable Rate Debt:
Carrying amount — liability	$2,307	$2,071
Fair value — liability	2,274	2,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		Non-U.S.
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2012	2011	2012	2011
Service cost — benefits earned during the period	$10	$11	$8	$8
Interest cost on projected benefit obligation	66	71	35	38
Expected return on plan assets	(75)	(77)	(30)	(33)
Amortization of: — prior service cost	6	6	—	—
— net losses	46	34	12	10
Net periodic pension cost	53	45	25	23
Curtailments/settlements/termination benefits	—	—	—	(1)
Total defined benefit pension cost	$53	$45	$25	$22

We expect to contribute approximately $550 million to $600 million to our funded U.S. and non-U.S. pension plans in 2012. For the three months ended March 31, 2012, we contributed $51 million and $54 million to our U.S. and non-U.S. plans, respectively.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2012 and 2011 was $27 million and $26 million, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost for the three months ended March 31, 2012 and 2011 was $3 million in each period.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.8 million stock options and 0.2 million performance share units during the three months ended March 31, 2012 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the three months ended March 31, 2012 were $12.94 and $6.37, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 1.11%
Volatility: 50.74%
Dividend yield: Nil
We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $13.57 for grants made during the three months ended March 31, 2012.
We recognized stock-based compensation expense of $1 million and $6 million during the three months ended March 31, 2012 and March 31, 2011, respectively. At March 31, 2012, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $34 million and is expected to be recognized over the remaining vesting period of the respective grants, through February 2016.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $47 million and $46 million at March 31, 2012 and December 31, 2011, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million was included in Other Current Liabilities at March 31, 2012 and December 31, 2011. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $304 million and $302 million for anticipated costs related to workers’ compensation at March 31, 2012 and December 31, 2011, respectively. Of these amounts, $68 million and $63 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2012 and December 31, 2011, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2012 and December 31, 2011, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $302 million and $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at March 31, 2012 and December 31, 2011, respectively. Of these amounts, $43 million and $40 million were included in Other Current Liabilities at March 31, 2012 and December 31, 2011, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 101,100 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $391 million through March 31, 2012 and $388 million through December 31, 2011.
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

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2012	December 31, 2011
Pending claims, beginning of period	78,500	83,700
New claims filed	500	2,200
Claims settled/dismissed	(3,000)	(7,400)
Pending claims, end of period	76,000	78,500

Payments (1)	$3	$23
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $138 million at March 31, 2012 and December 31, 2011. At March 31, 2012, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.
We recorded a receivable related to asbestos claims of $68 million and $67 million as of March 31, 2012 and December 31, 2011, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $8 million was included in Current Assets as part of Accounts Receivable at March 31, 2012 and December 31, 2011. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at March 31, 2012, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis, pursuant to coverage-in-place agreements at March 31, 2012.

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
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $51 million). We received similar assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to other suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $48 million). We have filed responses contesting all of the assessments and are defending these matters. In the event we are unsuccessful in defending one or more of these assessments, our results of operations could be materially affected.
Binding Commitments and Guarantees
At March 31, 2012, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond March 31, 2013 are expected to total approximately $3.6 billion. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees written and other commitments totaling approximately $93 million at March 31, 2012, compared to $105 million at December 31, 2011, primarily related to our obligations in connection with the financing of the construction of our new Global and North American Tire Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

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
In the fourth quarter of 2011, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $7 million that were paid in the first quarter of 2012. On March 6, 2012, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on April 2, 2012 to stockholders of record as of the close of business of March 15, 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the three months ended March 31, 2012 and 2011:

	March 31, 2012			March 31, 2011
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$749	$268	$1,017	$644	$277	$921
Comprehensive income:
Net (loss) income	(4)	8	4	103	11	114
Foreign currency translation (net of tax of $0 in 2012 and $1 in 2011)	73	13	86	55	4	59
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $2 in 2012 and $3 in 2011)	53	—	53	39	—	39
(Increase) decrease in net actuarial losses (net of tax of $0 in 2012 and $0 in 2011)	(1)	—	(1)	3	—	3
Deferred derivative losses (net of tax of $0 in 2012 and $0 in 2011)	(5)	—	(5)	(7)	—	(7)
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2012 and $0 in 2011)	(1)	—	(1)	—	—	—
Unrealized investment gains (losses) (net of tax of $0 in 2012 and $0 in 2011)	5	—	5	(1)	—	(1)
Other comprehensive income	124	13	137	89	4	93
Total comprehensive income	120	21	141	192	15	207
Dividends declared to minority shareholders	—	(1)	(1)	—	(4)	(4)
Stock-based compensation plans (Note 10)	2	—	2	3	—	3
Preferred stock issued, net of expenses	—	—	—	484	—	484
Preferred stock dividends declared	(7)	—	(7)	—	—	—
Common stock issued from treasury	—	—	—	4	—	4
Other	(1)	—	(1)	—	1	1
Balance at end of period	$863	$288	$1,151	$1,327	$289	$1,616

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Balance at beginning of period	$607	$584

Comprehensive income:
Net income	4	10
Foreign currency translation, net of tax of $0 in 2012 ($0 in 2011)	17	35
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 in 2012 ($0 in 2011)	2	1
Increase in net actuarial losses, net of tax of $0 in 2012 ($0 in 2011)	(1)	—
Deferred derivative losses, net of tax of $0 in 2012 ($0 in 2011)	(3)	(2)
Total comprehensive income	19	44

Balance at end of period	$626	$628

NOTE 14. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed our obligations under the $1.0 billion outstanding principal amount of 8.25% senior notes due 2020, the $282 million outstanding principal amount of 8.75% notes due 2020, and the $700 million outstanding principal amount of 7% senior notes due 2022 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

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
Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or services charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of the capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group.
Certain non-guarantor subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	March 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$702	$85	$1,296	$—	$2,083
Accounts Receivable	1,030	251	2,249	—	3,530
Accounts Receivable From Affiliates	—	541	133	(674)	—
Inventories	1,611	228	2,221	(91)	3,969
Prepaid Expenses and Other Current Assets	57	10	327	12	406
Total Current Assets	3,400	1,115	6,226	(753)	9,988
Goodwill	—	25	469	178	672
Intangible Assets	110	1	46	—	157
Deferred Income Taxes	—	82	66	—	148
Other Assets	227	49	221	—	497
Investments in Subsidiaries	4,185	346	4,373	(8,904)	—
Property, Plant and Equipment	2,132	159	4,197	40	6,528
Total Assets	$10,054	$1,777	$15,598	$(9,439)	$17,990
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$917	$220	$2,434	$—	$3,571
Accounts Payable to Affiliates	674	—	—	(674)	—
Compensation and Benefits	405	35	326	—	766
Other Current Liabilities	277	41	793	(12)	1,099
Notes Payable and Overdrafts	—	—	291	—	291
Long Term Debt and Capital Leases Due Within One Year	11	—	143	—	154
Total Current Liabilities	2,284	296	3,987	(686)	5,881
Long Term Debt and Capital Leases	3,360	—	1,826	—	5,186
Compensation and Benefits	2,712	290	883	—	3,885
Deferred and Other Noncurrent Income Taxes	33	5	206	9	253
Other Long Term Liabilities	802	33	173	—	1,008
Total Liabilities	9,191	624	7,075	(677)	16,213
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	417	209	626
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	245	333	5,041	(5,374)	245
Capital Surplus	2,809	40	1,063	(1,103)	2,809
Retained Earnings	1,176	1,314	2,898	(4,212)	1,176
Accumulated Other Comprehensive Loss	(3,867)	(534)	(1,184)	1,718	(3,867)
Goodyear Shareholders’ Equity	863	1,153	7,818	(8,971)	863
Minority Shareholders’ Equity — Nonredeemable	—	—	288	—	288
Total Shareholders’ Equity	863	1,153	8,106	(8,971)	1,151
Total Liabilities and Shareholders’ Equity	$10,054	$1,777	$15,598	$(9,439)	$17,990

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended March 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,287	$756	$6,305	$(3,815)	$5,533
Cost of Goods Sold	2,051	692	5,734	(3,870)	4,607
Selling, Administrative and General Expense	201	47	413	1	662
Rationalizations	6	—	9	—	15
Interest Expense	66	4	81	(50)	101
Other (Income) and Expense	20	(7)	(30)	109	92
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(57)	20	98	(5)	56
United States and Foreign Taxes	9	7	30	2	48
Equity in Earnings of Subsidiaries	62	(3)	—	(59)	—
Net Income (Loss)	(4)	10	68	(66)	8
Less: Minority Shareholders’ Net Income	—	—	12	—	12
Goodyear Net (Loss) Income	(4)	10	56	(66)	(4)
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net (Loss) Income available to Common Shareholders	$(11)	$10	$56	$(66)	$(11)
Comprehensive Income	$120	$16	$156	$(132)	$160
Less: Comprehensive Income Attributable to Minority Shareholders	—	—	34	6	40
Goodyear Comprehensive Income	$120	$16	$122	$(138)	$120

	Three Months Ended March 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,139	$661	$6,281	$(3,679)	$5,402
Cost of Goods Sold	1,935	594	5,647	(3,715)	4,461
Selling, Administrative and General Expense	216	44	410	(2)	668
Rationalizations	4	2	3	—	9
Interest Expense	64	5	40	(35)	74
Other (Income) and Expense	(64)	(3)	(19)	90	4
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(16)	19	200	(17)	186
United States and Foreign Taxes	(3)	4	64	(3)	62
Equity in Earnings of Subsidiaries	116	10	—	(126)	—
Net Income (Loss)	103	25	136	(140)	124
Less: Minority Shareholders’ Net Income	—	—	21	—	21
Goodyear Net Income (Loss)	$103	$25	$115	$(140)	$103
Comprehensive Income	$192	$27	$219	$(187)	$251
Less: Comprehensive Income Attributable to Minority Interest	—	—	47	12	59
Goodyear Comprehensive Income	$192	$27	$172	$(199)	$192

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(159)	$(19)	$(572)	$(4)	$(754)
Cash Flows from Investing Activities:
Capital expenditures	(73)	(5)	(198)	—	(276)
Capital contributions	—	—	(8)	8	—
Increase in restricted cash	(1)	—	(20)	—	(21)
Other transactions	4	—	(2)	—	2
Total Cash Flows from Investing Activities	(70)	(5)	(228)	8	(295)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	57	—	57
Short term debt and overdrafts paid	—	—	(31)	—	(31)
Long term debt incurred	700	—	407	—	1,107
Long term debt paid	(653)	—	(130)	—	(783)
Preferred stock dividends paid	(7)	—	—	—	(7)
Capital contributions and loans	(30)	—	38	(8)	—
Capital redemptions and loans	19	—	(19)	—	—
Intercompany dividends paid	—	—	(4)	4	—
Transactions with minority interests in subsidiaries	—	—	(3)	—	(3)
Debt related costs and other transactions	(14)	—	—	—	(14)
Total Cash Flows from Financing Activities	15	—	315	(4)	326
Effect of exchange rate changes on cash and cash equivalents	—	1	33	—	34
Net Change in Cash and Cash Equivalents	(214)	(23)	(452)	—	(689)
Cash and Cash Equivalents at Beginning of the Period	916	108	1,748	—	2,772
Cash and Cash Equivalents at End of the Period	$702	$85	$1,296	$—	$2,083

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(115)	$(1)	$(259)	$(58)	$(433)
Cash Flows from Investing Activities:
Capital expenditures	(74)	(8)	(199)	(3)	(284)
Asset dispositions	—	—	2	—	2
Increase in restricted cash	(1)	—	(67)	—	(68)
Total Cash Flows from Investing Activities	(75)	(8)	(264)	(3)	(350)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	16	—	16
Short term debt and overdrafts paid	(3)	(5)	(13)	—	(21)
Long term debt incurred	—	—	917	—	917
Long term debt paid	—	—	(423)	—	(423)
Proceeds from issuance of preferred stock	485	—	—	—	485
Common stock issued	4	—	—	—	4
Intercompany dividends paid	—	—	(61)	61	—
Transactions with minority interests in subsidiaries	—	—	(4)	—	(4)
Total Cash Flows from Financing Activities	486	(5)	432	61	974
Effect of exchange rate changes on cash and cash equivalents	—	—	19	—	19
Net Change in Cash and Cash Equivalents	296	(14)	(72)	—	210
Cash and Cash Equivalents at Beginning of the Period	792	38	1,175	—	2,005
Cash and Cash Equivalents at End of the Period	$1,088	$24	$1,103	$—	$2,215

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. SUBSEQUENT EVENTS

New $2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2017

On April 19, 2012, we amended and restated our U.S. first lien revolving credit facility. Significant changes to that facility include the extension of the maturity to April 30, 2017 and an increase of the available commitments from $1.5 billion to $2.0 billion. Loans under this facility will initially bear interest at LIBOR plus 150 basis points, based on our current liquidity as described below.

If Available Cash (as defined in the facility) plus the availability under the facility is greater than $1.0 billion, amounts drawn under the facility will bear interest either (i) at a rate of 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points or LIBOR plus 100 basis points), and undrawn amounts under the facility will be subject to an annual commitment fee of 37.5 basis points. If Available Cash plus the availability under the facility is equal to or less than $1.0 billion, then amounts drawn under the facility will bear interest either (i) at a rate of 175 basis points over LIBOR or (ii) 75 basis points over an alternative base rate, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.

New $1.2 billion Amended and Restated Second Lien Term Loan Facility due 2019

On April 19, 2012, we also amended and restated our U.S. second lien term loan facility, including the extension of the maturity to April 30, 2019. The term loan will bear interest at LIBOR plus 375 basis points, subject to a minimum LIBOR rate of 100 basis points. In addition, the amended and restated second lien term loan was issued with an original issue discount of 200 basis points and is subject to a call protection premium of 100 basis points if any specified repricing event occurs prior to April 19, 2013. We expect to record approximately $24 million of expense for debt issuance costs in the second quarter of 2012.

Loans under this facility bear interest, at our option, at (i) 375 basis points over LIBOR (subject to a minimum LIBOR rate of 100 basis points) or (ii) 275 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points or LIBOR plus 100 basis points).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net (loss) income available to common shareholders.
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
We continued to experience uneven tire industry conditions in the first quarter of 2012 as economic conditions in developed markets, particularly Europe, continued to be weak. Volatile economic conditions and high inflation and interest rates in emerging markets also continued to contribute to uneven industry conditions. Our tire unit shipments in the first quarter of 2012 were down approximately 8% compared to the first quarter of 2011, and global tire industry demand continues to be difficult to predict. In addition, our raw material costs rose by approximately 26% in the first quarter of 2012 compared to the first quarter of 2011.
In spite of these macroeconomic and industry-specific challenges, we produced solid segment operating income and record net sales in the first quarter of 2012. Improved price and product mix of $525 million more than offset the impact of raw material cost increases of $482 million on segment operating income, exclusive of the raw material cost savings included in our cost savings plan described below. Price and product mix also drove a 16% improvement in revenue per tire, excluding the impact of foreign currency translation, in the first quarter of 2012 compared to the first quarter of 2011, reflecting our continued focus on driving improved price and product mix through innovative product offerings in targeted market segments.
In the first quarter of 2012, we realized approximately $64 million of cost savings, net of higher profit sharing costs in North American Tire under our United Steelworkers contract, including $62 million of raw material cost saving measures. In the first quarter of 2012, we incurred approximately $6 million of under-absorbed fixed overhead costs, net of cost savings from the closure of our Union City, Tennessee manufacturing facility, due primarily to production cuts made in response to decreasing demand, primarily in EMEA.
Net sales were $5,533 million in the first quarter of 2012, compared to $5,402 million in the first quarter of 2011. Net sales increased due to improved price and product mix which more than offset lower tire volumes and unfavorable foreign currency translation, primarily in EMEA.
In the first quarter of 2012, Goodyear net loss was $4 million, compared to Goodyear net income of $103 million in the first quarter of 2011. In the first quarter of 2012, Goodyear net loss available to common shareholders was $11 million, or $0.05 per share, reflecting $7 million of preferred stock dividends, compared to Goodyear net income available to common shareholders of $103 million, or $0.42 per share, in the first quarter of 2011. Our total segment operating income for the first quarter of 2012 was $292 million, compared to $327 million in the first quarter of 2011. The $35 million decrease in segment operating income was due primarily to increased conversion costs and lower tire volume. These were partially offset by improved price and product mix of $525 million, which more than offset an increase in raw material costs of $420 million, including the effect of raw material cost saving measures. See “Results of Operations — Segment Information” for additional information.
At March 31, 2012, we had $2,083 million in Cash and cash equivalents as well as $2,207 million of unused availability under our various credit agreements, compared to $2,772 million and $2,544 million, respectively, at December 31, 2011. Cash and cash equivalents decreased by $689 million from December 31, 2011 due primarily to cash used to fund an increase in working capital and capital expenditures. See “Liquidity and Capital Resources” for additional information.
We now expect that our full-year tire unit volume for 2012 will be down approximately 2% compared with 2011 due to continued economic weakness in several parts of the world, most notably in Europe. For the full year in North America, we now expect consumer replacement to be down 1% to 3%, consumer original equipment to be up 2% to 7%, commercial replacement to be down 2% to up 2%, and commercial original equipment to be up 10% to 15%. For the full year in Europe, consumer replacement is expected to be down 3% to 5%, consumer original equipment to be down 5% to 9%, commercial replacement to be down 3% to 8%, and commercial original equipment to be down 10% to 15%.
As a result of production cuts made in response to lower unit volumes, we no longer expect to recover under-absorbed fixed costs in 2012. The net impact of under-absorbed fixed costs is expected to be flat in 2012, with the $80 million of cost savings from the closure of our Union City, Tennessee manufacturing facility being offset by the impact of production cuts.
We expect our raw material costs in the second quarter of 2012 to increase approximately 12%, or $250 million, when compared with the second quarter of 2011. For the full year of 2012, we now expect our raw material costs will increase approximately 9% compared with 2011. Natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. In order to mitigate some of the impact of rising raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2012 were $5,533 million, increasing $131 million, or 2.4%, from $5,402 million in the first quarter of 2011. Goodyear net loss was $4 million in the first quarter of 2012, compared to Goodyear net income of $103 million in the first quarter of 2011. Goodyear net loss available to common shareholders was $11 million, or $0.05 per share, in the first quarter of 2012, reflecting $7 million of preferred stock dividends, compared to net income available to common shareholders of $103 million, or $0.42 per share, in the first quarter of 2011.
Net sales in the first quarter of 2012 were favorably impacted by improved price and product mix of $604 million. This was partially offset by decreased tire volume of $345 million, unfavorable foreign currency translation of $108 million, and the 2011 divestiture of our Latin American farm tire business of $26 million. Consumer and commercial net sales in the first quarter of 2012 were $2,999 million and $1,090 million, respectively. Consumer and commercial net sales in the first quarter of 2011 were $2,901 million and $1,054 million, respectively.
Worldwide tire unit sales in the first quarter of 2012 were 43.0 million units, decreasing 3.8 million units, or 8.1%, from 46.8 million units in the first quarter of 2011. A decrease of 4.2 million units, or 12.4%, in replacement tire volume more than offset an increase of 0.4 million units, or 3.6%, in original equipment ("OE") tire volume. The decrease in replacement tires was a result of continued soft economic conditions in developed markets which slowed consumer retail demand. Consumer and commercial tire unit sales in the first quarter of 2012 were 39.1 million and 3.3 million, respectively. Consumer and commercial tire unit sales in the first quarter of 2011 were 42.5 million and 3.6 million, respectively.
Cost of goods sold (“CGS”) in the first quarter of 2012 was $4,607 million, increasing $146 million, or 3.3%, from $4,461 million in the first quarter of 2011. CGS increased due to increased raw material costs of $420 million, product mix-related manufacturing cost increases of $79 million and increased conversion costs of $76 million. CGS benefited from lower tire volume of $294 million and favorable foreign currency translation of $91 million. Conversion costs included higher under-absorbed fixed overhead costs of approximately $6 million due to lower production volume at existing plants, net of cost savings from the closure of our Union City, Tennessee manufacturing facility, incremental start-up expenses for our new manufacturing facility in Pulandian, China of $7 million and inflationary cost increases. The first quarter of 2012 also included accelerated depreciation of $2 million ($2 million after-tax or $0.01 per share), primarily related to the closure of our Dalian, China manufacturing facility in the second half of 2012, compared to $9 million ($9 million after-tax or $0.04 per share) in the 2011 period. CGS was 83.3% of sales in the first quarter of 2012 compared to 82.6% in the first quarter of 2011.
Selling, administrative and general expense (“SAG”) in the first quarter of 2012 was $662 million, decreasing $6 million, or 0.9%, from $668 million in the first quarter of 2011. The decrease in SAG was primarily driven by favorable foreign currency translation of $15 million and lower advertising expenses of $3 million, which were partially offset by increased warehousing expenses of $8 million and wages and benefits of $4 million. SAG included $3 million in savings from rationalization plans. SAG was 12.0% of sales in the first quarter of 2012, compared to 12.4% in the first quarter of 2011.
We recorded net rationalization charges of $15 million in the first quarter of 2012 ($12 million after-tax or $0.05 per share). Rationalization actions initiated in the first quarter of 2012 primarily consisted of SAG headcount reductions in EMEA and Latin American Tire.
We recorded net rationalization charges of $9 million in the first quarter of 2011 ($9 million after-tax or $0.04 per share), primarily related to the closure of our Union City, Tennessee manufacturing facility.
The savings realized in 2012 for actions initiated in 2011 totaled $8 million of which $6 million is included in CGS and $2 million is included in SAG. For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.

Interest expense in the first quarter of 2012 was $101 million, increasing $27 million, or 36.5%, from $74 million in the first quarter of 2011. The increase is a result of higher average debt balances of $5,416 million in the first quarter of 2012 compared to $5,015 in the first quarter of 2011, and an increase in average interest rates to 6.35% in the first quarter of 2012 compared to 5.90% in the first quarter of 2011. In addition, we recorded an adjustment of $13 million of expense to correct capitalized interest recorded in prior periods.
Other Expense in the first quarter of 2012 was $92 million of expense, increasing $88 million from expense of $4 million in the first quarter of 2011. Financing fees were $95 million in the first quarter of 2012 compared to $9 million in the first quarter of 2011. Financing fees in the first quarter of 2012 included $86 million of charges ($86 million after-tax or $0.35 per share) related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of unamortized discount and deferred financing fees. Foreign currency exchange net losses were $11 million in the first quarter of 2012 compared to $3 million in the first quarter of 2011. Foreign currency exchange reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. Net gains on asset sales were $4 million ($3 million after-tax or $0.01 per share) in the first quarter of 2012 compared to net gains on asset sales of $2 million in the 2011 period.
Tax expense in the first three months of 2012 was $48 million on income before income taxes of $56 million. Income tax expense was unfavorably impacted by $3 million ($3 million after minority interest or $0.01 per share) due primarily to the settlement of prior tax years. We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal and State deferred tax assets.
For the first three months of 2011, we recorded tax expense of $62 million on income before income taxes of $186 million. Income tax expense was unfavorably impacted by $8 million ($6 million after minority interest or $0.02 per share) due primarily to the settlement of prior tax years. Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, in certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances within the next 12 months will exist; however, we do not expect these possible one-time tax benefits will have a significant impact on our financial position or results of operations.
Minority shareholders’ net income in the first quarter of 2012 was $12 million, compared to $21 million in 2011. The decrease was due primarily to decreased earnings in our joint venture in Europe.

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
Total segment operating income in the first quarter of 2012 was $292 million, decreasing $35 million from $327 million in the first quarter of 2011. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2012 was 5.3%, compared to 6.1% in the first quarter of 2011.
Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to the Note to the Consolidated Financial Statements No. 6, Business Segments, for further information and for a reconciliation of total segment operating income to Income before Income Taxes.
North American Tire

	Three Months Ended March 31,
				Percent
(In millions)	2012	2011	Change	Change
Tire Units	15.8	17.1	(1.3)	(7.9)%
Net Sales	$2,497	$2,307	$190	8.2%
Operating Income	80	40	40	100.0%
Operating Margin	3.2%	1.7%
North American Tire unit sales in the first quarter of 2012 decreased 1.3 million units, or 7.9%, to 15.8 million units. The decrease was due primarily to a decrease in replacement tire volume of 1.8 million units, or 14.3%, primarily in our consumer business, reflecting lower industry demand during the first quarter of 2012 and a strong quarter for Goodyear in 2011. OE tire volume increased 0.5 million units, or 11.0%, due to improving demand for both consumer and commercial tires.
Net sales in the first quarter of 2012 were $2,497 million, increasing $190 million, or 8.2%, from $2,307 million in the first quarter of 2011 due primarily to improved price and product mix of $298 million. Lower tire volume of $120 million partially offset these improvements.
Operating income in the first quarter of 2012 was $80 million, improving $40 million, or 100.0% from $40 million in the first quarter of 2011. Operating income improved due primarily to improved price and product mix of $246 million which more than offset higher raw material costs of $184 million. Operating income also benefited from increased profits in our other tire-related businesses of $13 million driven by our off-highway businesses and decreased SAG expenses of $8 million. These improvements in operating income were partially offset by higher conversion costs of $24 million, decreased volume of $13 million, and higher transportation costs of $3 million. The decrease in SAG expenses is primarily due to lower warehousing costs of $4 million and lower advertising costs of $2 million. The increase in conversion cost was primarily due to inflation and higher workers' compensation expense. SAG expenses and conversion costs included net savings from rationalization plans of $2 million and $6 million, respectively.
Operating income in the first quarter of 2012 excluded net rationalization charges of $6 million, primarily related to costs associated with the closure of our Union City, Tennessee manufacturing facility in 2011, and net gains on asset sales of $2 million. Operating income in the first quarter of 2011 excluded charges for accelerated depreciation of $8 million related to the closure of our Union City, Tennessee facility, and net rationalization charges of $6 million.

Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percent
(In millions)	2012	2011	Change	Change
Tire Units	18.0	19.7	(1.7)	(8.5)%
Net Sales	$1,938	$1,959	$(21)	(1.1)%
Operating Income	90	153	(63)	(41.2)%
Operating Margin	4.6%	7.8%
Europe, Middle East and Africa Tire unit sales in the first quarter of 2012 decreased 1.7 million units, or 8.5%, to 18.0 million units. Replacement tire volume decreased 1.7 million units, or 11.2%, as economic volatility in the region slowed consumer retail demand, while OE tire volume remained constant.
Net sales in the first quarter of 2012 were $1,938 million, decreasing $21 million, or 1.1%, from $1,959 million in the first quarter of 2011. Net sales decreased due primarily to lower tire volume of $152 million and unfavorable foreign currency translation of $94 million. These decreases were partially offset by improved price and product mix of $227 million.
Operating income in the first quarter of 2012 was $90 million, decreasing $63 million, or 41.2% from $153 million in the first quarter of 2011. Operating income decreased due primarily to higher conversion costs of $37 million, lower tire volume of $28 million, and an increase in SAG expenses of $26 million. These decreases were partially offset by improved price and product mix of $209 million which more than offset increased raw material costs of $177 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $20 million and inefficiencies at factories in France. The increase in SAG expenses was due primarily to higher warehousing costs of $8 million, higher advertising costs of $6 million, and higher wages and benefits of $5 million. Conversion costs and SAG expenses were also negatively impacted by cost inflation and included savings from rationalizations plans of $1 million and $2 million, respectively.
Operating income in the first quarter of 2012 excluded net rationalization charges of $5 million and net gains on asset sales of $1 million. Operating income in the first quarter of 2011 excluded net rationalization charges of $1 million and net gains on asset sales of $1 million.
Latin American Tire

	Three Months Ended March 31,
				Percent
(In millions)	2012	2011	Change	Change
Tire Units	4.3	4.9	(0.6)	(11.7)%
Net Sales	$521	$585	$(64)	(10.9)%
Operating Income	55	67	(12)	(17.9)%
Operating Margin	10.6%	11.5%
Latin American Tire unit sales in the first quarter of 2012 decreased 0.6 million units, or 11.7%, to 4.3 million units. Replacement tire volume decreased 0.4 million units, or 12.0%. OE tire volume decreased 0.2 million units, or 11.1%. The decrease in unit volume was primarily due to weaker industry volumes and to increased competition. The divestiture of the farm tire business in April 2011 contributed a decrease of less than 0.1 million units or 1.0%.
Net sales in the first quarter of 2012 were $521 million, decreasing $64 million, or 10.9%, from $585 million in the first quarter of 2011. Net sales decreased due primarily to lower tire volume of $55 million, the divestiture of the farm tire business of $26 million, and unfavorable foreign currency translation of $20 million. These decreases were partially offset by improved price and product mix of $37 million.
Operating income in the first quarter of 2012 was $55 million, decreasing $12 million, or 17.9%, from $67 million in the first quarter of 2011. Operating income decreased due primarily to lower tire volume of $12 million, the divestiture of the farm tire business of $4 million and increased conversion costs of $3 million. These decreases were partially offset by improved price and product mix of $41 million which more than offset increased raw material costs of $37 million. Conversion costs included higher under-absorbed fixed overhead costs of $8 million and cost inflation, which were partially offset by a decrease of $8 million related to a prior year depreciation adjustment. SAG expenses included increased wages and benefits of $4 million which were offset by a decrease of $5 million related to equity-based taxes recognized in 2011. Conversion costs also included savings from rationalization plans of $7 million. Lower operating income in Brazil in 2012, primarily due to competition from increased imports of tires from Asia, increased raw material costs, and overall inflationary cost increases, drove the year over year decline in Latin American Tire segment operating income.
Operating income in the first quarter of 2012 excluded net rationalization charges of $2 million. Operating income in the first quarter of 2011 excluded gains on asset sales of $1 million.
Asia Pacific Tire

	Three Months Ended March 31,
				Percent
(In millions)	2012	2011	Change	Change
Tire Units	4.9	5.1	(0.2)	(3.9)%
Net Sales	$577	$551	$26	4.7%
Operating Income	67	67	—	—%
Operating Margin	11.6%	12.2%
Asia Pacific Tire unit sales in the first quarter of 2012 decreased 0.2 million units, or 3.9%, to 4.9 million units. Replacement tire volume decreased 0.3 units, or 11.2%, while OE tire volume increased 0.1 million units, or 6.8%. The decrease in replacement volume primarily resulted from the continuing impact of flooding that occurred in Thailand in the fourth quarter of 2011 and to slowing economic conditions across the region. Higher OE volume was primarily driven by growth in consumer tire volume in China and India.
Net sales in the first quarter of 2012 were $577 million, increasing $26 million, or 4.7%, from $551 million in the first quarter of 2011. Net sales increased due primarily to improved price and product mix of $42 million and favorable foreign currency translation of $7 million, largely resulting from the appreciation of the Australian dollar. These increases were partially offset by lower tire volume of $18 million and lower sales of other tire-related products of $5 million primarily in our retail operations.
Operating income in the first quarter of 2012 and 2011 was $67 million. While there was no change, operating income in the first quarter of 2012 was favorably impacted by improved price and product mix of $29 million, which more than offset increased raw material costs of $22 million, a net recovery of insurance proceeds above costs incurred related to the Thailand flood of $3 million, and favorable foreign currency translation of $1 million. These increases were partially offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $7 million and higher conversion costs of $5 million.
Operating income in the first quarter of 2012 excluded net rationalization charges of $2 million and charges for accelerated depreciation of $2 million. Operating income in the first quarter of 2011 excluded net rationalization charges of $2 million and charges for accelerated depreciation of $1 million.

In 2012, start-up expenses at our new manufacturing facility in Pulandian, China and under-absorbed overhead costs at our Dalian, China manufacturing facility that is expected to be closed in the second half of 2012 are anticipated to adversely impact Asia Pacific Tire's operating income by $40 million to $60 million compared to 2011.

Restoration of our facility in Thailand, which was closed following severe flooding in the fourth quarter of 2011, has continued in the first quarter. We resumed production of certain aviation and consumer tires during the first quarter and anticipate ramping up to full production during the second quarter. In addition to the $3 million benefit to Asia Pacific Tire's operating income, we also recognized a net benefit of $3 million in Corporate costs. The combined net benefit of $6 million ($5 million after-tax, or $0.02 per share) resulted from insurance recoveries of $29 million exceeding losses of $23 million recognized in the first quarter of 2012. We continue to expect production and sales to be adversely affected during the second quarter, although we expect losses to be lower than those experienced in the first quarter. Over time, we do not expect the impact on our results of operations to be material due to available insurance coverage; however, the timing of recognition of insurance recoveries may lag the recording of incurred losses.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
We continued to experience uneven tire industry conditions in the first quarter of 2012 as economic conditions in developed markets, particularly Europe, continued to be weak. Volatile economic conditions and high inflation and interest rates in emerging markets also continued to contribute to uneven industry conditions. At March 31, 2012, we had solid liquidity, with approximately $4.3 billion of cash and cash equivalents and unused availability under our credit facilities.
In 2012, we have taken significant steps to improve our capital structure through the following actions:

•	Issued $700 million of 7% senior notes due 2022, and used the proceeds of that note issuance to redeem all of our outstanding $650 million 10.5% senior notes due 2016;

•	Amended and restated our existing U.S. first lien revolving credit facility by extending the maturity from 2013 to 2017 and increasing the available commitments from $1.5 billion to $2.0 billion; and

•	Amended and restated our existing U.S. second lien term loan facility by extending the maturity from 2014 to 2019.
At March 31, 2012, we had $2,083 million in Cash and cash equivalents, compared to $2,772 million at December 31, 2011. For the quarter ended March 31, 2012, net cash used by operating activities was $754 million driven primarily by higher seasonal working capital needs of $767 million. Consistent with prior years, our working capital increased in the first quarter of 2012 due primarily to an increase in accounts receivable, mainly in EMEA. For the quarter ended March 31, 2012, net cash used by investing activities was $295 million and net cash provided by financing activities was $326 million. Capital expenditures of $276 million drove the use of cash for investing activities. Cash and cash equivalents were favorably affected by net borrowings of $324 million, including net proceeds from the issuance of $700 million in aggregate principal amount of 7% senior notes due 2022 and the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016.
At March 31, 2012, we had $2,207 million of unused availability under our various credit agreements, compared to $2,544 million at December 31, 2011. The table below provides unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2012	2011
First lien revolving credit facility	$1,083	$1,093
European revolving credit facility	339	511
Chinese credit facilities	125	188
Other domestic and international debt	335	410
Notes payable and overdrafts	325	342
	$2,207	$2,544
At March 31, 2012, our unused availability included $125 million which can only be used to finance the relocation and expansion of our manufacturing facility in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of this manufacturing facility. There were $451 million of borrowings outstanding under these credit facilities at March 31, 2012.
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
In 2012, we expect our operating needs to include global contributions to our funded pension plans of approximately $550 million to $600 million and our investing needs to include capital expenditures of approximately $1.1 billion to $1.3 billion. We also expect interest expense to range between $360 million and $385 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $28 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
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
In addition, Sumitomo Rubber Industries, Ltd. (“SRI”) has minority exit rights upon the occurrence of certain events enumerated in the global alliance agreements, including certain bankruptcy events, changes in our control or breaches (subject to notice and the opportunity to cure) of the global alliance agreements. SRI’s exit rights, if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in Goodyear Dunlop Tires Europe B.V. ("GDTE") and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”) following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance” in our 2011 Form 10-K. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2012, approximately $644 million of net assets, including $499 million of cash and cash equivalents, were subject to such requirements, including $304 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Since Venezuela’s economy is considered to be highly inflationary under U.S. generally accepted accounting principles, the U.S. dollar is the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates and are reported in Other Expense.
We currently expect to use the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar to settle substantially all foreign currency transactions in Venezuela. If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statement of Operations. At March 31, 2012, we had bolivar fuerte denominated monetary assets of $342 million which consisted primarily of $304 million of cash, $21 million of deferred tax assets and $16 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $154 million which consisted primarily of $97 million of intercompany payables, including $59 million of dividends, $23 million of accounts payable - trade, $18 million of compensation and benefits and $6 million of income taxes payable. At December 31, 2011, we had bolivar fuerte denominated monetary assets of $317 million which consisted primarily of $291 million of cash, $18 million of deferred tax assets and $8 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $152 million which consisted primarily of $92 million of intercompany payables, including $59 million of dividends, $24 million of accounts payable - trade, $15 million of compensation and benefits and $14 million of income taxes payable. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at March 31, 2012 and December 31, 2011.

Goodyear Venezuela’s sales were1.6% and 1.5% of our net sales for the three months ended March 31, 2012 and 2011, respectively. Goodyear Venezuela’s cost of goods sold were 1.3% and 1.1% of our cost of goods sold for the three months ended March 31, 2012 and 2011, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 55% bolivar fuerte denominated and approximately 45% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and increase cost of goods sold by approximately $41 million and approximately $15 million, respectively, on an annual basis.
During the three months ended March 31, 2012, Goodyear Venezuela settled $12 million and $2 million of U.S. dollar-denominated intercompany payables and accounts payable - trade, respectively. For the three months ended March 31, 2012, 99% of those payables were settled at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar and 1% were settled at the former essential goods rate of 2.6 bolivares fuertes to the U.S. dollar. At March 31, 2012, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were $167 million, all of which are expected to settle at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At March 31, 2012, $67 million of the requested settlements were pending up to 180 days, $29 million were pending from 180 to 360 days and $71 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $57 million, amounts pending from 180 to 360 days include dividends payable of $28 million, and amounts pending over one year include dividends payable of $31 million, intercompany charges for royalties of $17 million, and imported tires of $10 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2012 and to provide us with flexibility to respond to further changes in the business environment. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position, which could include obtaining new bank debt or capital markets transactions. However, the challenges we face may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See “Item 1A. Risk Factors” in our 2011 Form 10-K for a more detailed discussion of these challenges.
Operating Activities
Net cash used in operating activities was $754 million in the first quarter of 2012, compared to $433 million in the first quarter of 2011. Operating cash flows in the first quarter of 2012 were unfavorably impacted by pension contributions of $114 and the decrease in earnings compared to the first quarter of 2011, which was partially attributable to $59 million of premiums incurred related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016. Net cash used for working capital was $767 million in the first quarter of 2012, compared to $770 million in the first quarter of 2011. Consistent with prior years, our working capital increased in the first quarter of 2012 due primarily to an increase in accounts receivable, mainly in EMEA, related to sales of summer tires to dealers.
Investing Activities
Net cash used in investing activities was $295 million in the first quarter of 2012, compared to $350 million in the first quarter of 2011. Capital expenditures were $276 million in the first quarter of 2012, compared to $284 million in the first quarter of 2011. Beyond expenditures required to sustain our facilities, capital expenditures in 2012 and 2011 primarily related to the continued expansion of manufacturing capacity in China and Chile.
Financing Activities
Net cash provided by financing activities was $326 million in the first quarter of 2012, compared to $974 million in the first quarter of 2011. Financing activities in 2012 included net borrowings of $324 million to fund working capital needs and capital expenditures. Net borrowings included the net proceeds from the issuance of $700 million in aggregate principal amount of 7% senior notes due 2022 and borrowings under other credit facilities, partially offset by the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016. Financing activities in 2011 included $485 million in net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $494 million under our credit facilities.

Credit Sources
In aggregate, we had total credit arrangements of $8,235 million available at March 31, 2012, of which $2,207 million were unused, compared to $8,129 million available at December 31, 2011, of which $2,544 million were unused. At March 31, 2012, we had long term credit arrangements totaling $7,619 million, of which $1,882 million were unused, compared to $7,531 million and $2,202 million, respectively, at December 31, 2011. At March 31, 2012, we had short term committed and uncommitted credit arrangements totaling $616 million, of which $325 million were unused, compared to $598 million and $342 million, respectively, at December 31, 2011. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
See Note 7, Financing Arrangements and Derivative Financial Instruments for a discussion of the issuance of our $700 million 7% senior notes due 2022 and the redemption of our $650 million 10.5% senior notes due 2016. See Note 15, Subsequent Events for a discussion of the amendments to our $1.5 billion first lien revolving credit facility due 2013 and our $1.2 billion second lien term loan facility due 2014.
Outstanding Notes
At March 31, 2012, we had $2,442 million of outstanding notes, compared to $2,362 million at December 31, 2011.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2011 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
On April 19, 2012, we amended and restated our U.S. first lien revolving credit facility. Significant changes to that facility include the extension of the maturity to April 30, 2017 and an increase of the available commitments from $1.5 billion to $2.0 billion. Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of April 19, 2012, our borrowing base, and therefore our availability, under the amended and restated facility was $132 million below the facility's stated amount of $2.0 billion.
At March 31, 2012, we had no borrowings outstanding and $417 million of letters of credit issued under the revolving credit facility. At December 31, 2011, we had no borrowings outstanding and $407 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
On April 19, 2012, we also amended and restated our U.S. second lien term loan facility, including the extension of the maturity to April 30, 2019. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. At March 31, 2012 and December 31, 2011, this facility was fully drawn.
€400 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2016
Our amended and restated €400 million revolving credit facility consists of a €100 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (the “German borrower”) and a €300 million all-borrower tranche that is available to GDTE, the German borrower and certain of GDTE’s other subsidiaries. Up to €50 million in letters of credit are available for issuance under the all-borrower tranche. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany provide guarantees to support the facility. GDTE’s obligations under the facility and the obligations of its subsidiaries under the related guarantees are secured by security interests in a variety of collateral. Goodyear and its U.S. and Canadian subsidiaries that guarantee our U.S. senior secured credit facilities described above also provide unsecured guarantees to support the facility.

At March 31, 2012, there were no borrowings outstanding under the German tranche and $187 million (€140 million) was outstanding under the all-borrower tranche. At December 31, 2011, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) at March 31, 2012 and December 31, 2011.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2011 under the amended and restated first lien facility and December 31, 2010 under the European facility. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below, the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2011 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2012 and December 31, 2011, the amount available, and fully utilized under this program, totaled $392 million (€294 million) and $393 million (€303 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $74 million and $75 million at March 31, 2012 and December 31, 2011, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Notes payable and overdrafts.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At March 31, 2012, the gross amount of receivables sold was $179 million, compared to $190 million at December 31, 2011.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At March 31, 2012, these non-revolving credit facilities had total unused availability of 0.8 billion renminbi ($126 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 0.8 billion renminbi of unused availability at March 31, 2012) matures in 2018 and principal amortization begins in 2015. There were $247 million and $199 million of borrowings outstanding under this facility at March 31, 2012 and December 31, 2011, respectively. The other facility matures in 2019 and principal amortization begins in 2015. There were $204 million and $190 million of borrowings outstanding under this facility at March 31, 2012 and December 31, 2011, respectively. Restricted cash of $30 million and $9 million was related to funds obtained under these credit facilities at March 31, 2012 and December 31, 2011, respectively.
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

We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $150 million (increased to $200 million effective April 19, 2012). If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of March 31, 2012, our availability under this facility of $1,083 million, plus our Available Cash of $787 million, totaled $1.9 billion, which is in excess of $150 million.

•
We become subject to a covenant contained in our second lien credit facility upon certain asset sales. The covenant provides that, before we use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to use such cash proceeds to prepay borrowings under the second lien credit facility unless our ratio of Consolidated Net Secured Indebtedness to EBITDA (Pro Forma Senior Secured Leverage Ratio) for any period of four consecutive fiscal quarters is equal to or less than 3.0 to 1.0.

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2012, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at March 31, 2012 other than as described above, including as a result of the amendment and restatement of our first lien revolving and second lien credit facilities on April 19, 2012. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At March 31, 2012, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

Significant updates to our contractual obligations and commitments to make future payments are provided below. Additional information regarding our contractual obligations and commitments can be found under the heading “Commitments and Contingent Liabilities” in our 2011 Form 10-K. Items not included below can be found in the Contractual Obligations Table in our 2011 Form 10-K.

	Payment Due by Period as of December 31, 2011
(In millions)	Total	2012	2013	2014	2015	2016	Beyond 2016
Debt Obligations (1)	$5,239	$398	$81	$1,241	$489	$321	$2,709
Interest Payments (2)	2,279	323	293	268	249	227	919
Binding Commitments (3)	5,485	3,097	1,115	683	511	44	35

(1) Debt obligations include Notes payable and overdrafts and reflect the maturities as of December 31, 2011 updated to include the issuance of our $700 million 7% senior notes due 2022 and the redemption of our $650 million 10.5% senior notes due 2016.

(2) These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2011 plus the specified margin in the associated debt agreements for each period presented. These amounts were updated to reflect the interest payments related to the issuance of our $700 million 7% senior notes due 2022 and the redemption of our $650 million 10.5% senior notes due 2016.

(3) Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts, updated to include the impact of new commitments entered into since December 31, 2011.

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
Commodity Price Risk
The raw material costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are oil-based derivatives, whose cost may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power, expanding our capabilities to substitute lower cost raw materials and reducing the amount of material required in each tire.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2012, 44% of our debt was at variable interest rates averaging 4.03% compared to 43% at an average rate of 4.36% at December 31, 2011.
The following table presents information about long term fixed rate debt, excluding capital leases, at March 31:

(In millions)	2012	2011
Carrying amount — liability	$3,004	$2,787
Fair value — liability	3,105	2,966
Pro forma fair value — liability	3,228	3,068

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2012 and 2011, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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

The following table presents foreign currency contract information at March 31:

(In millions)	2012	2011
Fair value — asset (liability)	$(2)	$(38)
Pro forma decrease in fair value	(118)	(127)
Contract maturities	04/12-10/19	04/11-10/19

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at March 31 as follows:

(In millions)	2012	2011
Accounts receivable	$13	$3
Other Assets	—	1
Other Current Liabilities	(15)	(42)
Other Long Term Liabilities	—	—

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We are undertaking a phased implementation of enterprise resource planning systems in our EMEA and Latin American Tire SBUs, a significant portion of which were completed in prior years, with the balance to be completed in 2012 and 2013. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our 2011 Form 10-K, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 78,500 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2012, approximately 500 new claims were filed against us and approximately 3,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2012 was $3 million. At March 31, 2012, there were approximately 76,000 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
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
As a result of our review of these matters, we have implemented, and are continuing to implement, appropriate remedial measures and have voluntarily disclosed the results of our initial investigation to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), and are cooperating with those agencies in their review of these matters. We are unable to predict the outcome of any review that may be undertaken by the DOJ and SEC.
Reference is made to Item 3 of Part I of our 2011 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
Our 2011 Form 10-K includes a detailed discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2012. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
1/1/12-1/31/12	11,791	$13.38	—	—
2/1/12-2/29/12	12,235	13.60	—	—
3/1/12-3/31/12	—	—	—	—
Total	24,026	$13.49	—	—

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 27, 2012	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2012
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Second Supplemental Indenture, dated as of February 28, 2012, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed February 28, 2012, File No. 1-1927).

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101