Form 10-Q
period 2012-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2012-07-31
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2012:	244,728,951

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Net Sales	$5,150	$5,620	$10,683	$11,022
Cost of Goods Sold	4,141	4,572	8,748	9,033
Selling, Administrative and General Expense	697	753	1,359	1,421
Rationalizations (Note 2)	26	46	41	55
Interest Expense	83	81	184	155
Other Expense (Note 3)	37	48	129	52
Income before Income Taxes	166	120	222	306
United States and Foreign Taxes (Note 4)	63	64	111	126
Net Income	103	56	111	180
Less: Minority Shareholders’ Net Income	11	9	23	30
Goodyear Net Income	92	47	88	150
Less: Preferred Stock Dividends	7	7	15	7
Goodyear Net Income available to Common Shareholders	$85	$40	$73	$143
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$0.35	$0.16	$0.30	$0.58
Weighted Average Shares Outstanding (Note 5)	245	244	244	244
Diluted	$0.33	$0.16	$0.30	$0.57
Weighted Average Shares Outstanding (Note 5)	281	247	246	262
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Net Income	$103	$56	$111	$180
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $0 and $0 in 2012 ($(1) and $0 in 2011)	(124)	53	(21)	147
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $2 and $4 in 2012 ($(1) and $2 in 2011)	51	43	106	83
Decrease in net actuarial losses, net of tax of $7 and $7 in 2012 ($1 and $1 in 2011)	27	1	25	4
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2012 ($1 and $1 in 2011)	—	13	—	13
Prior service cost from plan amendments, net of tax of $(2) and $(2) in 2012 ($0 and $0 in 2011)	(4)	—	(4)	—
Deferred derivative gains (losses), net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	10	(5)	2	(14)
Reclassification adjustment for amounts recognized in income, net of tax of $(2) and $(2) in 2012 ($0 and $0 in 2011)	(1)	2	(2)	2
Unrealized investment gains (losses), net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	(2)	6	3	5
Other Comprehensive Income (Loss)	(43)	113	109	240
Comprehensive Income	60	169	220	420
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(24)	20	16	79
Goodyear Comprehensive Income	$84	$149	$204	$341
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	June 30,	December 31,
	2012	2011
Assets:
Current Assets:
Cash and Cash Equivalents	$2,156	$2,772
Accounts Receivable, less Allowance — $97 ($97 in 2011)	3,174	2,849
Inventories:
Raw Materials	904	937
Work in Process	188	186
Finished Products	2,848	2,733
	3,940	3,856
Prepaid Expenses and Other Current Assets	379	335
Total Current Assets	9,649	9,812
Goodwill	644	654
Intangible Assets	154	157
Deferred Income Taxes	138	145
Other Assets	517	486
Property, Plant and Equipment, less Accumulated Depreciation — $8,692 ($8,629 in 2011)	6,499	6,375
Total Assets	$17,601	$17,629

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,324	$3,668
Compensation and Benefits (Notes 9 and 10)	719	799
Other Current Liabilities	1,102	1,050
Notes Payable and Overdrafts (Note 7)	168	256
Long Term Debt and Capital Leases due Within One Year (Note 7)	107	156
Total Current Liabilities	5,420	5,929
Long Term Debt and Capital Leases (Note 7)	5,395	4,789
Compensation and Benefits (Notes 9 and 10)	3,732	4,002
Deferred and Other Noncurrent Income Taxes	244	244
Other Long Term Liabilities	998	1,041
Total Liabilities	15,789	16,005

Commitments and Contingent Liabilities (Note 11)

Minority Shareholders’ Equity (Note 1)	602	607

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2011), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares —245 million (245 million in 2011) after deducting 6 million treasury shares (6 million in 2011)	245	245
Capital Surplus	2,812	2,808
Retained Earnings	1,260	1,187
Accumulated Other Comprehensive Loss	(3,870)	(3,991)
Goodyear Shareholders’ Equity	947	749
Minority Shareholders’ Equity — Nonredeemable	263	268
Total Shareholders’ Equity	1,210	1,017
Total Liabilities and Shareholders’ Equity	$17,601	$17,629
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$111	$180
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	337	374
Amortization and write-off of debt issuance costs	60	24
Net rationalization charges (Note 2)	41	55
Net gains on asset sales (Note 3)	(17)	(13)
Pension contributions and direct payments	(227)	(106)
Rationalization payments	(48)	(26)
Customer prepayments and government grants	51	14
Insurance proceeds	39	—
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(377)	(701)
Inventories	(116)	(960)
Accounts payable — trade	(275)	405
Compensation and benefits	15	166
Other current liabilities	5	(28)
Other assets and liabilities	(50)	(53)
Total Cash Flows from Operating Activities	(451)	(669)
Cash Flows from Investing Activities:
Capital expenditures	(490)	(532)
Asset dispositions (Note 3)	9	100
Increase in restricted cash	(18)	(51)
Other transactions	(13)	—
Total Cash Flows from Investing Activities	(512)	(483)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	34	64
Short term debt and overdrafts paid	(42)	(54)
Long term debt incurred	2,266	1,890
Long term debt paid	(1,810)	(1,432)
Proceeds from issuance of preferred stock (Note 12)	—	485
Preferred stock dividends paid (Note 12)	(15)	—
Common stock issued (Note 10)	—	7
Transactions with minority interests in subsidiaries	(27)	(14)
Debt related costs and other transactions	(63)	(19)
Total Cash Flows from Financing Activities	343	927
Effect of exchange rate changes on cash and cash equivalents	4	24
Net Change in Cash and Cash Equivalents	(616)	(201)
Cash and Cash Equivalents at Beginning of the Period	2,772	2,005
Cash and Cash Equivalents at End of the Period	$2,156	$1,804
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
Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2012.
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
In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are currently evaluating the impact of adopting this standard.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. The net rationalization charges included in Income before Income Taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
New charges	$27	$46	$43	$57
Reversals	(1)	—	(2)	(2)
	$26	$46	$41	$55

The following table shows the roll-forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2011	$166	$18	$184
2012 Charges	23	20	43
Incurred	(34)	(16)	(50)
Reversed to the statement of operations	(1)	(1)	(2)
Balance at June 30, 2012	$154	$21	$175

During the second quarter of 2012, net rationalization charges of $26 million were recorded. New charges of $27 million were comprised of $11 million for plans initiated in 2012, consisting of $6 million of associate severance costs and $5 million for other exit and non-cancelable lease costs, and $16 million for plans initiated in prior years, consisting of $10 million of associate severance and other related costs and $6 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of the new charges relate to future cash outflows. The net charges in 2012 also included the reversal of $1 million of charges for actions no longer needed for their originally intended purposes.
During the first six months of 2012, net rationalization charges of $41 million were recorded. New charges of $43 million were comprised of $18 million for plans initiated in 2012, consisting of $11 million of associate severance costs and $7 million for other exit and non-cancelable lease costs, and $25 million for plans initiated in prior years, consisting of $11 million of associate severance and other related costs and $14 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of the new charges relate to future cash outflows. The net charges in the first six months of 2012 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 700 associates will be released under 2012 plans, of which approximately 300 associates have been released as of June 30, 2012.
In the first six months of 2012, $34 million was incurred for associate severance payments, including a favorable impact of $3 million of foreign currency translation, and $16 million was incurred for other exit and non-cancelable lease costs.
The accrual balance of $175 million at June 30, 2012 consists of $154 million for associate severance costs that are expected to be substantially utilized within the next 12 months and $21 million primarily for other exit and non-cancelable lease costs. At June 30, 2012, $94 million and $32 million, respectively, of the accrual balance relates to plans associated with the announced discontinuation of consumer tire production at one of our facilities in Amiens, France and the closure of our Union City, Tennessee manufacturing facility.
Accelerated depreciation charges of $4 million and $6 million were recorded in cost of goods sold (“CGS”) in the three and six months ended June 30, 2012, respectively, and were related primarily to property and equipment in our Dalian, China manufacturing facility.
In the second quarter of 2011, net rationalization charges of $46 million were recorded. New charges of $46 million were comprised of $11 million for plans initiated in 2011, consisting of $10 million of associate severance costs and $1 million for other exit and

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

non-cancelable lease costs, and $35 million for plans initiated in prior years, consisting of $29 million for associate severance costs and $6 million for other exit and non-cancelable lease costs. Substantially all of these charges related to future cash outflows.
For the first six months of 2011, net rationalization charges of $55 million were recorded. New charges of $57 million were comprised of $12 million for plans initiated in 2011, consisting of $11 million of associate severance costs and $1 million for other exit and non-cancelable lease costs, and $45 million for plans initiated in prior years, consisting of $30 million for associate severance costs and $15 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of these charges related to future cash outflows. The net charges in the first six months of 2011 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 500 associates will be released under plans initiated in 2011, of which approximately 200 associates have been released as of June 30, 2012. In addition, there are approximately 900 associates to be released under prior year plans, primarily related to the discontinuation of consumer tire production at one of our facilities in Amiens, France.
Asset write-offs and accelerated depreciation charges of $25 million and $34 million were recorded in CGS in the three and six months ended June 30, 2011, respectively, and were primarily related to property and equipment in our Union City, Tennessee manufacturing facility.

NOTE 3. OTHER (INCOME) AND EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2012	2011	2012	2011
Financing fees and financial instruments	$34	$63	$129	$72
Net foreign currency exchange losses	6	6	17	9
Royalty income	(10)	(11)	(19)	(20)
Interest income	(4)	(3)	(8)	(6)
Net gains on asset sales	(13)	(11)	(17)	(13)
General and product liability — discontinued products	—	3	2	8
Miscellaneous	24	1	25	2
	$37	$48	$129	$52

Financing fees were $34 million in the second quarter of 2012, compared to $63 million in the second quarter of 2011. The second quarter of 2012 included $24 million of debt issuance costs primarily related to the amendment and restatement of our U.S. second lien term loan facility. The second quarter of 2011 included $53 million of charges related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Financing fees were $129 million in the first six months of 2012, compared to $72 million in the first six months of 2011. Financing fees in 2012 also included $86 million of first quarter charges related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of unamortized discount and deferred financing fees. Financing fees in 2011 included the previously mentioned second quarter charges. Financing fees and financial instruments consists of the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
Net foreign currency exchange losses were $6 million in the second quarter of 2012 and the second quarter of 2011. Foreign currency exchange losses in the first six months of 2012 were $17 million, compared to $9 million in the first six months of 2011. Foreign currency exchange in all periods reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net gains on asset sales were $13 million in the second quarter of 2012, compared to net gains on asset sales of $11 million in the second quarter of 2011. Net gains on asset sales were $17 million in the first six months of 2012, compared to net gains on asset sales of $13 million in the first six months of 2011. Net gains on asset sales in 2012 included second quarter gains on the sale of a minority interest in a retail business in Europe, Middle East and Africa Tire ("EMEA") and the sale of certain assets related to our bias truck tire business in Latin American Tire, and a first quarter gain on the sale of property in North American Tire. Net gains on asset sales in 2011 included second quarter gains on the sale of the farm tire business in Latin American Tire and the recognition of a deferred gain from the sale of property in North American Tire.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $2 million and $6 million of expense related to asbestos claims in the second quarter 2012 and 2011, respectively. In addition, we recorded $2 million and $3 million of income related to probable insurance recoveries in the second quarter of 2012 and 2011, respectively. We recorded $6 million and $11 million of expense related to asbestos claims in the first six months of 2012 and 2011, respectively. In addition, we recorded $4 million and $5 million of income related to probable insurance recoveries in the first six months of 2012 and 2011, respectively.
Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consists primarily of amounts earned on cash deposits. Miscellaneous in 2012 includes a second quarter charge of $20 million related to labor claims in EMEA.

NOTE 4. INCOME TAXES
In the second quarter of 2012, we recorded tax expense of $63 million on income before income taxes of $166 million. For the first six months of 2012, we recorded tax expense of $111 million on income before income taxes of $222 million. Income tax expense for the first six months of 2012 was unfavorably impacted by $6 million due primarily to the settlement of prior tax years. We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net deferred tax assets in certain international subsidiaries.
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
At January 1, 2012, we had unrecognized tax benefits of $90 million that, if recognized, would have a favorable impact on our tax expense of $84 million. We had accrued interest of $24 million as of January 1, 2012. If not favorably settled, $23 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. It is reasonably possible that our unrecognized tax benefits may change during the next 12 months. However, we do not expect changes during the next 12 months to have a significant impact on our financial position or results of operations.
Generally, years beginning after 2006 are still open to examination by foreign taxing authorities, including in Germany. In the United States, we are open to examination for 2011.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Earnings per share — basic:
Goodyear net income	$92	$47	$88	$150
Less: Preferred stock dividends	7	7	15	7
Goodyear net income available to common shareholders	$85	$40	$73	$143
Weighted average shares outstanding	245	244	244	244
Earnings per common share — basic	$0.35	$0.16	$0.30	$0.58

Earnings per share — diluted:
Goodyear net income	$92	$47	$88	$150
Less: Preferred stock dividends	—	7	15	—
Goodyear net income available to common shareholders	$92	$40	$73	$150
Weighted average shares outstanding	245	244	244	244
Dilutive effect of mandatory convertible preferred stock	34	—	—	15
Dilutive effect of stock options and other dilutive securities	2	3	2	3
Weighted average shares outstanding — diluted	281	247	246	262
Earnings per common share — diluted	$0.33	$0.16	$0.30	$0.57

Weighted average shares outstanding - diluted for the six months ended June 30, 2012 excludes the effect of approximately 34 million equivalent shares related to the mandatory convertible preferred stock as their inclusion would have been anti-dilutive. In addition, Goodyear net income used to compute earnings per common share - diluted for the six months ended June 30, 2012 is reduced by $15 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive. Additionally, weighted average shares outstanding - diluted for the three and six months ended June 30, 2012 excludes approximately 11 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

Weighted average shares outstanding - diluted for the three months ended June 30, 2011 excludes the effect of approximately 30 million equivalent shares related to the mandatory convertible preferred stock as their inclusion would have been anti-dilutive. In addition, Goodyear net income used to compute earnings per common share - diluted for the three months ended June 30, 2011 is reduced by $7 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive. Additionally, weighted average shares outstanding - diluted for the three and six months ended June 30, 2011 excludes approximately 6 million and 7 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Sales:
North American Tire	$2,451	$2,411	$4,948	$4,718
Europe, Middle East and Africa Tire	1,596	1,943	3,534	3,902
Latin American Tire	503	640	1,024	1,225
Asia Pacific Tire	600	626	1,177	1,177
Net Sales	$5,150	$5,620	$10,683	$11,022
Segment Operating Income:
North American Tire	$188	$137	$268	$177
Europe, Middle East and Africa Tire	19	126	109	279
Latin American Tire	58	54	113	121
Asia Pacific Tire	71	65	138	132
Total Segment Operating Income	336	382	628	709
Less:
Rationalizations	26	46	41	55
Interest expense	83	81	184	155
Other expense	37	48	129	52
Asset write-offs and accelerated depreciation	4	25	6	34
Corporate incentive compensation plans	15	21	22	35
Pension curtailments/settlements	—	11	—	11
Intercompany profit elimination	(9)	2	1	11
Retained expenses of divested operations	5	11	9	15
Other	9	17	14	35
Income before Income Taxes	$166	$120	$222	$306

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net gains on asset sales, as described in Note 3, Other (Income) and Expense, and asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Rationalizations:
North American Tire	$13	$34	$19	$40
Europe, Middle East and Africa Tire	5	6	10	7
Latin American Tire	—	—	2	—
Asia Pacific Tire	8	6	10	8
Total Segment Rationalizations	$26	$46	41	55

Net (Gains) Losses on Asset Sales:
North American Tire	$(2)	$(5)	$(4)	$(5)
Europe, Middle East and Africa Tire	(7)	(1)	(8)	(2)
Latin American Tire	(3)	(3)	(3)	(4)
Total Segment Asset Sales	(12)	(9)	(15)	(11)
Corporate	(1)	(2)	(2)	(2)
	$(13)	$(11)	$(17)	$(13)

Asset Write-offs and Accelerated Depreciation:
North American Tire	$—	$24	$—	$32
Asia Pacific Tire	4	1	6	2
Total Segment Asset Write-offs and Accelerated Depreciation	$4	$25	$6	$34

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2012, we had total credit arrangements of $8,549 million, of which $2,496 million were unused. At that date, 45% of our debt was at variable interest rates averaging 5.24%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2012, we had short term committed and uncommitted credit arrangements totaling $585 million, of which $417 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates. There are no commitment fees associated with these arrangements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2012	2011
Notes payable and overdrafts	$168	$256
Weighted average interest rate	5.55%	5.56%
Long term debt and capital leases due within one year
Other domestic and international debt (including capital leases)	$107	$156
Weighted average interest rate	8.67%	10.78%
Total obligations due within one year	$275	$412

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2012, we had long term credit arrangements totaling $7,964 million, of which $2,079 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2012		December 31, 2011
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
10.5% due 2016	$—		$631
6.75% Euro Notes due 2019	317		324
8.25% due 2020	994		994
8.75% due 2020	265		264
7% due 2022	700		—
7% due 2028	149		149
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,194	4.75%	1,200	1.93%
€400 million revolving credit facility due 2016	292	2.85%	—	—
Pan-European accounts receivable facility due 2015	395	3.20%	393	3.91%
Chinese credit facilities	469	6.50%	389	5.80%
Other domestic and international debt(1)	694	8.67%	570	10.00%
	5,469		4,914
Capital lease obligations	33		31
	5,502		4,945
Less portion due within one year	(107)		(156)
	$5,395		$4,789
________________________________

(1)	Interest rates are weighted average interest rates.

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
The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's and Standard & Poor's and no default has occurred or is continuing, certain covenants will be suspended. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
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
CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2017
On April 19, 2012, we amended and restated our U.S. first lien revolving credit facility. Significant changes to the first lien revolving credit facility include the extension of the maturity to 2017 and an increase of the available commitments from $1.5 billion to $2.0 billion. Loans under this facility initially bear interest at LIBOR plus 150 basis points, based on our current liquidity as described below.
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

•
equity interests in our U.S. subsidiaries and up to 65% of the equity interests in our directly owned foreign subsidiaries, excluding Goodyear Dunlop Tires Europe B.V. ("GDTE") and its subsidiaries; and

•	substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2012, our borrowing base, and therefore our availability, under this facility was $135 million below the facility's stated amount of $2.0 billion.
The facility, which matures on April 30, 2017, contains certain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries (i) to incur additional debt or issue redeemable preferred stock, (ii) pay dividends, or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. In addition, in the event that the availability under the facility plus the aggregate amount of our Available Cash is less than $200 million, we will not be permitted to allow our ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash,” “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the facility.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2011. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
If Available Cash (as defined in the facility) plus the availability under the facility is greater than $1.0 billion, amounts drawn under the facility will bear interest, at our option, at (i) 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points or LIBOR plus 100 basis points), and undrawn amounts under the facility will be subject to an annual commitment fee of 37.5 basis points. If Available Cash plus the availability under the facility is equal to or less than $1.0 billion, then amounts drawn under the facility will bear interest, at our option, at (i) 175 basis points over LIBOR or (ii) 75 basis points over an alternative base rate, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.
At June 30, 2012, we had no borrowings and $408 million of letters of credit issued under the revolving credit facility. At December 31, 2011, we had no borrowings and $407 million of letters of credit issued under the revolving credit facility.
$1.2 billion Amended and Restated Second Lien Term Loan Facility due 2019
On April 19, 2012, we also amended and restated our U.S. second lien term loan facility, including the extension of the maturity to 2019. The term loan bears interest at LIBOR plus 375 basis points, subject to a minimum LIBOR rate of 100 basis points. In addition, the amended and restated second lien term loan was issued with an original issue discount of 200 basis points and is subject to a call protection premium of 100 basis points if any specified repricing event occurs prior to April 19, 2013.
Our amended and restated second lien term loan facility may be increased by up to $300 million at our request, subject to the consent of the lenders making such additional term loans. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. The facility, which matures on April 30, 2019, contains covenants, representations, warranties and defaults similar to those in the $2.0 billion first lien revolving credit facility. In addition, if our Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to use such cash proceeds to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the facility. Loans under this facility bear interest, at our option, at (i) 375 basis points over LIBOR (subject to a minimum LIBOR rate of 100 basis points) or (ii) 275 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points or LIBOR plus 100 basis points).
At June 30, 2012 and December 31, 2011, this facility was fully drawn.

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
At June 30, 2012, there were $127 million (€100 million) of borrowings outstanding under the German tranche and $165 million (€130 million) outstanding under the all-borrower tranche. At December 31, 2011, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) at June 30, 2012 and December 31, 2011.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2012 and December 31, 2011, the amount available, and fully utilized under this program, totaled $395 million (€312 million) and $393 million (€303 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $79 million and $75 million at June 30, 2012 and December 31, 2011, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long term debt and capital leases at June 30, 2012 as this facility was renegotiated in the second quarter of 2012. These amounts are included in Notes payable and overdrafts at December 31, 2011.
For a description of the collateral securing the European revolving credit facility and the pan-European accounts receivable facility as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2011 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2012, the gross amount of receivables sold was $239 million, compared to $190 million at December 31, 2011.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At June 30, 2012, these non-revolving credit facilities had total unused availability of 667 million renminbi ($106 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 642 million renminbi of unused availability at June 30, 2012) matures in 2018 and principal amortization begins in 2015. There were $265 million and $199 million of borrowings outstanding under this facility at June 30, 2012 and December 31, 2011, respectively. The other facility (with 25 million renminbi of unused availability at June 30, 2012) matures in 2019 and principal amortization begins in 2015. There were $204 million and $190 million of borrowings outstanding under this facility at June 30, 2012 and December 31, 2011, respectively. Restricted cash of $27 million and $9 million was related to funds obtained under these credit facilities at June 30, 2012 and December 31, 2011, respectively.
OTHER DOMESTIC DEBT
Global and North American Tire Headquarters
On April 13, 2011, we entered into agreements for the construction of a new Global and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. In addition, on October 31, 2011, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we will record a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheet as costs are incurred during the construction period. The total cost of the project is expected to be $200 million, of which approximately $60 million will be funded by government financing and incentives. The total financing liability is expected to approximate $140 million, of which $85 million has been recorded in long term debt and capital leases at June 30, 2012.
Debt Maturities
Updates to our debt maturities in our 2011 Form 10-K are provided below and reflect the issuance of our 7% senior notes due 2022, the redemption of our 10.5% senior notes due 2016 and the amendment and restatement of our $1.2 billion second lien term loan.

(In millions)	2012	2013	2014	2015	2016
U.S.	$13	$4	$—	$—	—
International	143	90	42	490	322
	$156	$94	$42	$490	$322
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2012	2011
Fair Values — asset (liability):
Accounts receivable	$19	$26
Other assets	—	—
Other current liabilities	(12)	(5)
Other long term liabilities	—	(1)

At June 30, 2012 and December 31, 2011, these outstanding foreign currency derivatives had notional amounts of $1,049 million and $1,056 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction gains of $21 million and losses of $3 million for the three and six months ended June 30, 2012, respectively, compared to net transaction losses of $4 million and $39 million for the three and six months ended June 30, 2011, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2012	2011
Fair Values — asset (liability):
Accounts receivable	$6	$11
Other current liabilities	—	—

At June 30, 2012 and December 31, 2011, these outstanding foreign currency derivatives had notional amounts of $161 million and $171 million, respectively, and primarily related to intercompany transactions.

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2012	2011	2012	2011
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(10)	$5	$(2)	$14
Amount of deferred (gain) loss reclassified from AOCL into CGS	(3)	2	(4)	2
Amounts excluded from effectiveness testing	—	—	—	—

The estimated net amount of the deferred gains on June 30, 2012 that is expected to be reclassified to earnings within the next twelve months is $12 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Assets:
Investments	$48	$44	$48	$44	$—	$—	$—	$—
Foreign Exchange Contracts	25	37	—	—	25	37	—	—
Total Assets at Fair Value	$73	$81	$48	$44	$25	$37	$—	$—

Liabilities:
Foreign Exchange Contracts	$12	$6	$—	$—	$12	$5	$—	$1
Total Liabilities at Fair Value	$12	$6	$—	$—	$12	$5	$—	$1

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, classified as Level 1, at June 30, 2012 and December 31, 2011. The fair value was estimated using quoted market prices.

	June 30,	December 31,
(In millions)	2012	2011
Fixed Rate Debt:
Carrying amount — liability	$2,978	$2,843
Fair value — liability	3,057	2,891

Variable Rate Debt:
Carrying amount — liability	$2,491	$2,071
Fair value — liability	2,432	2,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Service cost — benefits earned during the period	$10	$10	$20	$21
Interest cost on projected benefit obligation	65	70	131	141
Expected return on plan assets	(75)	(76)	(150)	(153)
Amortization of: — prior service cost	6	6	12	12
— net losses	43	33	89	67
Net periodic pension cost	49	43	102	88
Curtailments/settlements/termination benefits	—	11	—	11
Total defined benefit pension cost	$49	$54	$102	$99

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Service cost — benefits earned during the period	$7	$8	$15	$16
Interest cost on projected benefit obligation	35	38	70	76
Expected return on plan assets	(29)	(33)	(59)	(66)
Amortization of: — prior service cost	1	1	1	1
— net losses	11	9	23	19
Net periodic pension cost	25	23	50	46
Curtailments/settlements/termination benefits	—	1	—	—
Total defined benefit pension cost	$25	$24	$50	$46

During the second quarter of 2011, we recognized a settlement charge of $11 million related to one of our U.S. pension plans. This settlement charge resulted from total lump sum payments through June 30, 2011 exceeding estimated annual service and interest cost for the plan.
We expect to contribute approximately $550 million to $600 million to our funded U.S. and non-U.S. pension plans in 2012. For the three and six months ended June 30, 2012, we contributed $27 million and $81 million, respectively, to our non-U.S. plans and for the three and six months ended June 30, 2012, we contributed $78 million and $129 million, respectively, to our U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2012 and 2011 was $23 million and $25 million, respectively, and $50 million and $51 million for the six months ended June 30, 2012 and 2011, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost for the three months ended June 30, 2012 and 2011 was $0 million and $2 million, respectively, and $3 million and $5 million for the six months ended June 30, 2012 and 2011, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.8 million stock options and 0.2 million performance share units during the six months ended June 30, 2012 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the six months ended June 30, 2012 were $12.94 and $6.37, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 1.11%
Volatility: 50.74%
Dividend yield: Nil
We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $13.57 for grants made during the six months ended June 30, 2012.
We recognized stock-based compensation expense of $4 million and $5 million during the three and six months ended June 30, 2012, respectively. At June 30, 2012, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $31 million and is expected to be recognized over the remaining vesting period of the respective grants, through June 2016. We recognized stock-based compensation expense of $6 million and $12 million during the three and six months ended June 30, 2011, respectively.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $47 million and $46 million at June 30, 2012 and December 31, 2011, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $10 million and $11 million was included in Other Current Liabilities at June 30, 2012 and December 31, 2011, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $309 million and $302 million for anticipated costs related to workers’ compensation at June 30, 2012 and December 31, 2011, respectively. Of these amounts, $71 million and $63 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2012 and December 31, 2011, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2012 and December 31, 2011, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $305 million and $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at June 30, 2012 and December 31, 2011, respectively. Of these amounts, $43 million and $40 million were included in Other Current Liabilities at June 30, 2012 and December 31, 2011, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 103,300 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $392 million through June 30, 2012 and $388 million through December 31, 2011.
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

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2012	December 31, 2011
Pending claims, beginning of period	78,500	83,700
New claims filed	1,050	2,200
Claims settled/dismissed	(5,200)	(7,400)
Pending claims, end of period	74,350	78,500
Payments (1)	$4	$23
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $136 million and $138 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.
We recorded a receivable related to asbestos claims of $69 million and $67 million as of June 30, 2012 and December 31, 2011, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $9 million and $8 million was included in Current Assets as part of Accounts Receivable at June 30, 2012 and December 31, 2011, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at June 30, 2012, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis, pursuant to coverage-in-place agreements at June 30, 2012.
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
Income Tax and Other Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize income tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, our results of operations and effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and lead to recognition of expense to the extent the settlement amount exceeds recorded liabilities and, in the case of an income tax settlement, result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction of expense to the extent the settlement amount is lower than recorded liabilities and, in the case of an income tax settlement, would result in a reduction in our effective tax rate in the period of resolution.
While the Company applies consistent transfer pricing policies and practices globally, supports transfer prices through economic studies, seeks advance pricing agreements and joint audits to the extent possible and believes its transfer prices to be appropriate, such transfer prices, and related interpretations of tax laws, are occasionally challenged by various taxing authorities globally. We have received various tax assessments challenging our interpretations of applicable tax laws in various jurisdictions. Although we believe we have complied with applicable tax laws, have strong positions and defenses and have historically been successful in defending such claims, our results of operations could be materially adversely affected in the case we are unsuccessful in the defense of existing or future claims.
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totaled 92 million Brazilian real (approximately $46 million). We received similar assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to other suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $43 million). We have filed responses contesting all of the assessments and are defending these matters. In the event we are unsuccessful in defending one or more of these assessments, our results of operations could be materially affected.
Guarantees
We have off-balance sheet financial guarantees written and other commitments totaling approximately $83 million at June 30, 2012, compared to $105 million at December 31, 2011, primarily related to our obligations in connection with the financing of the construction of our new Global and North American Tire Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

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
In the fourth quarter of 2011, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $7 million that were paid in the first quarter of 2012. In the first quarter of 2012, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $7 million that were paid in the second quarter of 2012. On June 4, 2012, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on July 2, 2012 to stockholders of record as of the close of business of June 15, 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2012 and 2011:

	June 30, 2012			June 30, 2011
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$749	$268	$1,017	$644	$277	$921
Purchase of subsidiary shares from minority interest	—	(18)	(18)	—	—	—
Comprehensive income:
Net income	88	18	106	150	19	169
Foreign currency translation (net of tax of $0 in 2012 and $0 in 2011)	(12)	3	(9)	98	6	104
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $4 in 2012 and $2 in 2011)	103	—	103	81	—	81
Decrease in net actuarial losses (net of tax of $7 in 2012 and $1 in 2011)	25	—	25	3	—	3
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $0 in 2012 and $1 in 2011)	—	—	—	13	—	13
Prior service cost from plan amendments (net of tax of $(2) in 2012 and $0 in 2011)	(4)	—	(4)	—	—	—
Deferred derivative gains (losses) (net of tax of $0 in 2012 and $0 in 2011)	2	—	2	(11)	—	(11)
Reclassification adjustment for amounts recognized in income (net of tax of $(2) in 2012 and $0 in 2011)	(1)	—	(1)	2	—	2
Unrealized investment gains (net of tax of $0 in 2012 and $0 in 2011)	3	—	3	5	—	5
Other comprehensive income	116	3	119	191	6	197
Total comprehensive income	204	21	225	341	25	366
Dividends declared to minority shareholders	—	(8)	(8)	—	(19)	(19)
Stock-based compensation plans (Note 10)	9	—	9	6	—	6
Preferred stock issued, net of expenses	—	—	—	484	—	484
Preferred stock dividends declared	(15)	—	(15)	(7)	—	(7)
Common stock issued from treasury	—	—	—	7	—	7
Other	—	—	—	—	1	1
Balance at end of period	$947	$263	$1,210	$1,475	$284	$1,759

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Balance at beginning of period	$626	$628	$607	$584

Comprehensive income (loss):
Net income	1	1	5	11
Foreign currency translation, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	(29)	8	(12)	43
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	1	1	3	2
Decrease in net actuarial losses, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	1	1	—	1
Deferred derivative gains (losses), net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	3	(1)	—	(3)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	(1)	—	(1)	—
Total comprehensive income (loss)	(24)	10	(5)	54

Balance at end of period	$602	$638	$602	$638

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	June 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$885	$85	$1,186	$—	$2,156
Accounts Receivable	979	236	1,959	—	3,174
Accounts Receivable From Affiliates	—	591	272	(863)	—
Inventories	1,609	225	2,200	(94)	3,940
Prepaid Expenses and Other Current Assets	64	8	298	9	379
Total Current Assets	3,537	1,145	5,915	(948)	9,649
Goodwill	—	25	449	170	644
Intangible Assets	110	1	43	—	154
Deferred Income Taxes	—	72	66	—	138
Other Assets	240	48	229	—	517
Investments in Subsidiaries	4,194	340	4,403	(8,937)	—
Property, Plant and Equipment	2,171	154	4,134	40	6,499
Total Assets	$10,252	$1,785	$15,239	$(9,675)	$17,601
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$851	$192	$2,281	$—	$3,324
Accounts Payable to Affiliates	863	—	—	(863)	—
Compensation and Benefits	355	31	334	(1)	719
Other Current Liabilities	360	47	710	(15)	1,102
Notes Payable and Overdrafts	—	—	168	—	168
Long Term Debt and Capital Leases Due Within One Year	9	—	98	—	107
Total Current Liabilities	2,438	270	3,591	(879)	5,420
Long Term Debt and Capital Leases	3,393	—	2,002	—	5,395
Compensation and Benefits	2,633	251	848	—	3,732
Deferred and Other Noncurrent Income Taxes	34	6	206	(2)	244
Other Long Term Liabilities	807	31	160	—	998
Total Liabilities	9,305	558	6,807	(881)	15,789
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	403	199	602
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	245	339	5,072	(5,411)	245
Capital Surplus	2,812	47	1,063	(1,110)	2,812
Retained Earnings	1,260	1,351	2,883	(4,234)	1,260
Accumulated Other Comprehensive Loss	(3,870)	(510)	(1,252)	1,762	(3,870)
Goodyear Shareholders’ Equity	947	1,227	7,766	(8,993)	947
Minority Shareholders’ Equity — Nonredeemable	—	—	263	—	263
Total Shareholders’ Equity	947	1,227	8,029	(8,993)	1,210
Total Liabilities and Shareholders’ Equity	$10,252	$1,785	$15,239	$(9,675)	$17,601

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Three Months Ended June 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,174	$736	$5,397	$(3,157)	$5,150
Cost of Goods Sold	1,888	639	4,810	(3,196)	4,141
Selling, Administrative and General Expense	230	48	421	(2)	697
Rationalizations	14	1	11	—	26
Interest Expense	62	7	69	(55)	83
Other (Income) and Expense	(38)	(8)	(27)	110	37
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	18	49	113	(14)	166
United States and Foreign Taxes	5	12	50	(4)	63
Equity in Earnings of Subsidiaries	79	(2)	—	(77)	—
Net Income (Loss)	92	35	63	(87)	103
Less: Minority Shareholders’ Net Income	—	—	11	—	11
Goodyear Net Income (Loss)	92	35	52	(87)	92
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$85	$35	$52	$(87)	$85
Comprehensive Income (Loss)	$84	$59	$(30)	$(53)	$60
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(14)	(10)	(24)
Goodyear Comprehensive Income (Loss)	$84	$59	$(16)	$(43)	$84

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,255	$705	$6,512	$(3,852)	$5,620
Cost of Goods Sold	1,988	618	5,872	(3,906)	4,572
Selling, Administrative and General Expense	248	45	462	(2)	753
Rationalizations	33	1	12	—	46
Interest Expense	63	5	55	(42)	81
Other (Income) and Expense	(30)	(9)	(20)	107	48
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(47)	45	131	(9)	120
United States and Foreign Taxes	2	4	60	(2)	64
Equity in Earnings of Subsidiaries	96	4	—	(100)	—
Net Income (Loss)	47	45	71	(107)	56
Less: Minority Shareholders’ Net Income	—	—	9	—	9
Goodyear Net Income (Loss)	47	45	62	(107)	47
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$40	$45	$62	$(107)	$40
Comprehensive Income (Loss)	$149	$54	$125	$(159)	$169
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	15	5	20
Goodyear Comprehensive Income (Loss)	$149	$54	$110	$(164)	$149

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statement of Operations
	Six Months Ended June 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$4,461	$1,492	$11,702	$(6,972)	$10,683
Cost of Goods Sold	3,939	1,331	10,544	(7,066)	8,748
Selling, Administrative and General Expense	431	95	834	(1)	1,359
Rationalizations	20	1	20	—	41
Interest Expense	128	11	150	(105)	184
Other (Income) and Expense	(18)	(15)	(57)	219	129
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(39)	69	211	(19)	222
United States and Foreign Taxes	14	19	80	(2)	111
Equity in Earnings of Subsidiaries	141	(5)	—	(136)	—
Net Income (Loss)	88	45	131	(153)	111
Less: Minority Shareholders’ Net Income	—	—	23	—	23
Goodyear Net Income (Loss)	88	45	108	(153)	88
Less: Preferred Stock Dividends	15	—	—	—	15
Goodyear Net Income (Loss) available to Common Shareholders	$73	$45	$108	$(153)	$73
Comprehensive Income (Loss)	$204	$75	$126	$(185)	$220
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	20	(4)	16
Goodyear Comprehensive Income (Loss)	$204	$75	$106	$(181)	$204

	Consolidating Statement of Operations
	Six Months Ended June 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$4,394	$1,366	$12,793	$(7,531)	$11,022
Cost of Goods Sold	3,923	1,212	11,519	(7,621)	9,033
Selling, Administrative and General Expense	464	89	872	(4)	1,421
Rationalizations	37	3	15	—	55
Interest Expense	127	10	95	(77)	155
Other (Income) and Expense	(94)	(12)	(39)	197	52
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(63)	64	331	(26)	306
United States and Foreign Taxes	(1)	8	124	(5)	126
Equity in Earnings of Subsidiaries	212	14	—	(226)	—
Net Income (Loss)	150	70	207	(247)	180
Less: Minority Shareholders’ Net Income	—	—	30	—	30
Goodyear Net Income (Loss)	150	70	177	(247)	150
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$143	$70	$177	$(247)	$143
Comprehensive Income (Loss)	$341	$81	$344	$(346)	$420
Less: Comprehensive Income Attributable to Minority Shareholders	—	—	62	17	79
Goodyear Comprehensive Income (Loss)	$341	$81	$282	$(363)	$341

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$162	$(17)	$(447)	$(149)	$(451)
Cash Flows from Investing Activities:
Capital expenditures	(111)	(7)	(374)	2	(490)
Asset dispositions	1	—	8	—	9
Capital contributions	—	—	(38)	38	—
Increase in restricted cash	—	—	(18)	—	(18)
Other transactions	4	—	(17)	—	(13)
Total Cash Flows from Investing Activities	(106)	(7)	(439)	40	(512)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	34	—	34
Short term debt and overdrafts paid	—	—	(42)	—	(42)
Long term debt incurred	800	—	1,466	—	2,266
Long term debt paid	(756)	—	(1,054)	—	(1,810)
Preferred stock dividends paid	(15)	—	—	—	(15)
Capital contributions and loans	(55)	—	93	(38)	—
Capital redemptions and loans	19	—	(19)	—	—
Intercompany dividends paid	—	—	(147)	147	—
Transactions with minority interests in subsidiaries	(17)	—	(10)	—	(27)
Debt related costs and other transactions	(63)	—	—	—	(63)
Total Cash Flows from Financing Activities	(87)	—	321	109	343
Effect of exchange rate changes on cash and cash equivalents	—	1	3	—	4
Net Change in Cash and Cash Equivalents	(31)	(23)	(562)	—	(616)
Cash and Cash Equivalents at Beginning of the Period	916	108	1,748	—	2,772
Cash and Cash Equivalents at End of the Period	$885	$85	$1,186	$—	$2,156

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(337)	$15	$(233)	$(114)	$(669)
Cash Flows from Investing Activities:
Capital expenditures	(118)	(13)	(401)	—	(532)
Asset dispositions	98	—	2	—	100
Increase in restricted cash	—	—	(51)	—	(51)
Total Cash Flows from Investing Activities	(20)	(13)	(450)	—	(483)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	64	—	64
Short term debt and overdrafts paid	(6)	(2)	(46)	—	(54)
Long term debt incurred	—	—	1,890	—	1,890
Long term debt paid	(350)	—	(1,082)	—	(1,432)
Proceeds from issuance of preferred stock	485	—	—	—	485
Common stock issued	7	—	—	—	7
Intercompany dividends paid	—	—	(114)	114	—
Transactions with minority interests in subsidiaries	—	—	(14)	—	(14)
Debt related costs and other transactions	(2)	—	(17)	—	(19)
Total Cash Flows from Financing Activities	134	(2)	681	114	927
Effect of exchange rate changes on cash and cash equivalents	—	1	23	—	24
Net Change in Cash and Cash Equivalents	(223)	1	21	—	(201)
Cash and Cash Equivalents at Beginning of the Period	792	38	1,175	—	2,005
Cash and Cash Equivalents at End of the Period	$569	$39	$1,196	$—	$1,804

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
We experienced a difficult economic environment and challenging industry conditions, particularly in Europe, in the second quarter of 2012. Our tire unit shipments in the second quarter of 2012 were down approximately 9% compared to the second quarter of 2011, reflecting weaker replacement volumes, most notably in Europe. Volatile economic conditions and high inflation and interest rates in emerging markets also continued to contribute to challenging industry conditions. In spite of these macroeconomic and industry-specific challenges, we produced improved segment operating income in each of our operating segments other than EMEA in the second quarter of 2012 compared to the second quarter of 2011 -- with North American Tire producing record segment operating income of $188 million.
In the second quarter of 2012, we cut our production by over 5 million units due to the lower sales volumes that we are experiencing. We expect to further cut our production and will take other cost saving actions in the second half of 2012, primarily in response to recessionary economic conditions in Europe. As a result of the production cuts we have made and plan to make in the future, we now expect the net impact of under-absorbed fixed costs to be approximately $150 million of cost in 2012, with the $80 million of expected cost savings from the closure of our Union City, Tennessee manufacturing facility (“Union City”) being more than offset by the impact of production cuts.
Improved price and product mix of $313 million more than offset the impact of raw material cost increases of $238 million on segment operating income, exclusive of the raw material cost savings included in our cost savings plan described below. Price and product mix also drove an 8% improvement in revenue per tire, excluding the impact of foreign currency translation, in the second quarter of 2012 compared to the second quarter of 2011, reflecting our continued focus on driving improved price and product mix through innovative product offerings in targeted market segments.
In the second quarter of 2012, we realized approximately $74 million of cost savings, net of profit sharing costs in North American Tire under our United Steelworkers contract, including $67 million of raw material cost saving measures. We now expect to slightly exceed our 3-year (2010-12) cost savings goal of $1.0 billion. In the second quarter of 2012, we incurred approximately $18 million of under-absorbed fixed overhead costs, net of cost savings from the closure of Union City, due largely to production cuts made in response to decreased demand, primarily in EMEA.
Net sales were $5,150 million in the second quarter of 2012, compared to $5,620 million in the second quarter of 2011. Net sales were $10,683 million in the first six months of 2012, compared to $11,022 million in the first six months of 2011. Net sales in both periods decreased due to lower tire volumes, unfavorable foreign currency translation, primarily in EMEA, and lower sales in other tire-related businesses, primarily sales of chemical products in North American Tire. These decreases were partially offset by improved price and product mix.
In the second quarter of 2012, Goodyear net income was $92 million, compared to Goodyear net income of $47 million in the second quarter of 2011. In the second quarter of 2012, Goodyear net income available to common shareholders was $85 million, or $0.33 per share, compared to Goodyear net income available to common shareholders of $40 million, or $0.16 per share, in the second quarter of 2011. Our total segment operating income for the second quarter of 2012 was $336 million, compared to $382 million in the second quarter of 2011. The $46 million decrease in segment operating income was due primarily to increased conversion costs and lower tire volume. These were partially offset by improved price and product mix of $313 million, which more than offset an increase in raw material costs of $171 million, including the effect of raw material cost saving measures. See “Results of Operations — Segment Information” for additional information.

In the first six months of 2012, Goodyear net income was $88 million, compared to Goodyear net income of $150 million in the first six months of 2011. In the first six months of 2012, Goodyear net income available to common shareholders was $73 million, or $0.30 per share, reflecting $15 million of preferred stock dividends, compared to Goodyear net income available to common shareholders of $143 million, or $0.57 per share, reflecting $7 million of preferred stock dividends, in the first six months of 2011. Our total segment operating income for the first six months of 2012 was $628 million, compared to segment operating income of $709 million in the first six months of 2011. The $81 million decrease in segment operating income was due primarily to increased conversion costs and lower tire volume. These were partially offset by improved price and product mix of $838 million, which more than offset an increase in raw material costs of $591 million, including the effect of raw material cost saving measures. See "Results of Operations — Segment Information” for additional information.
At June 30, 2012, we had $2,156 million in Cash and cash equivalents as well as $2,496 million of unused availability under our various credit agreements, compared to $2,772 million and $2,544 million, respectively, at December 31, 2011. Cash and cash equivalents decreased by $616 million from December 31, 2011 due primarily to cash used to fund a seasonal increase in working capital, capital expenditures and pension funding. See “Liquidity and Capital Resources” for additional information.
We now expect that our full-year tire unit volume for 2012 will be down approximately 5% to 7% compared with 2011 due to recessionary economic conditions in Europe and continuing economic weakness in other parts of the world. Global tire industry demand continues to be difficult to predict. For the full year in North America, we now expect consumer replacement to be down 1% to 3%, consumer original equipment to be up 5% to 10%, commercial replacement to be down 5% to 10%, and commercial original equipment to be up 10% to 15%. For the full year in Europe, consumer replacement is expected to be down 8% to 10%, consumer original equipment to be down 5% to 10%, commercial replacement to be down 3% to 8%, and commercial original equipment to be down 5% to 10%.
We expect our raw material costs in the third quarter of 2012 to be essentially flat when compared with the third quarter of 2011. For the full year of 2012, we now expect our raw material costs will increase approximately 7% compared with 2011. Natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change based on fluctuations in the cost of these and other key raw materials. In order to address the impact of rising raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2012 and 2011
Net sales in the second quarter of 2012 were $5,150 million, decreasing $470 million, or 8.4%, from $5,620 million in the second quarter of 2011. Goodyear net income was $92 million in the second quarter of 2012, compared to Goodyear net income of $47 million in the second quarter of 2011. Goodyear net income available to common shareholders was $85 million, or $0.33 per share, in the second quarter of 2012, compared to Goodyear net income available to common shareholders of $40 million, or $0.16 per share, in the second quarter of 2011.
Net sales decreased in the second quarter of 2012, due primarily to a decrease in tire volume of $379 million, unfavorable foreign currency translation of $315 million, and lower sales in other tire-related businesses of $117 million, primarily in North American Tire. This was partially offset by an increase in price and product mix of $347 million. Consumer and commercial net sales in the second quarter of 2012 were $2,709 million and $1,038 million, respectively. Consumer and commercial net sales in the second quarter of 2011 were $2,873 million and $1,159 million, respectively.
Worldwide tire unit sales in the second quarter of 2012 were 39.2 million units, decreasing 3.7 million units, or 8.6%, from 42.9 million units in the second quarter of 2011. A decrease of 4.5 million units, or 14.2%, in replacement tire volume was partially offset by an increase of 0.8 million units, or 6.0%, in original equipment ("OE") tire volume. The decrease in replacement tires was a result of continued soft economic conditions, primarily in EMEA, which slowed retail demand. Consumer and commercial tire unit sales in the second quarter of 2012 were 35.5 million and 3.2 million, respectively. Consumer and commercial tire unit sales in the second quarter of 2011 were 38.6 million and 3.7 million, respectively.
Cost of goods sold (“CGS”) in the second quarter of 2012 was $4,141 million, decreasing $431 million, or 9.4%, from $4,572 million in the second quarter of 2011. CGS decreased due to lower tire volume of $309 million, favorable foreign currency translation of $250 million, and lower costs in other tire-related businesses of $112 million. These decreases were partially offset by an increase in raw material costs of $171 million and increased conversion costs of $81 million. Conversion costs included higher under-absorbed fixed overhead costs of approximately $18 million due to lower production volume at existing plants, primarily in EMEA, net of cost savings of approximately $20 million from the closure of Union City; incremental start-up expenses for our new manufacturing facility in Pulandian, China of $5 million; and inflationary cost increases. CGS in the second quarter of 2012 included $2 million ($2 million after-tax or $0.01 per share) in charges related to repairs for 2011 tornado damage at our manufacturing facility in Fayetteville, North Carolina. The second quarter of 2012 also included accelerated depreciation of $3 million ($2 million after-tax or $0.01 per share), primarily related to the planned closure of our Dalian, China manufacturing facility in the third quarter of 2012, compared to $25 million ($24 million after-tax or $0.10 per share) in the 2011 period, primarily related to the closure of Union City. CGS was 80.4% of sales in the second quarter of 2012 compared to 81.4% in the second quarter of 2011.
Selling, administrative and general expense (“SAG”) in the second quarter of 2012 was $697 million, decreasing $56 million, or 7.4%, from $753 million in the second quarter of 2011. The decrease in SAG was primarily driven by favorable foreign currency translation of $52 million. SAG included $1 million in savings from rationalization plans. SAG was 13.5% of sales in the second quarter of 2012, compared to 13.4% in the second quarter of 2011.
We recorded net rationalization charges of $26 million in the second quarter of 2012 ($23 million after-tax or $0.08 per share). Rationalization actions initiated in the second quarter of 2012 primarily consisted of SAG headcount reductions in EMEA and retail store closings in Asia Pacific Tire.
We recorded net rationalization charges of $46 million in the second quarter of 2011 ($41 million after-tax or $0.17 per share), primarily related to the closure of Union City.
Interest expense in the second quarter of 2012 was $83 million, increasing $2 million, or 2.5%, from $81 million in the second quarter of 2011. The increase is a result of higher average debt balances of $5,651 million in the second quarter of 2012 compared to $5,294 in the second quarter of 2011, partially offset by a decrease in average interest rates to 5.88% in the second quarter of 2012 compared to 6.12% in the second quarter of 2011.
Other Expense in the second quarter of 2012 was $37 million, decreasing $11 million from $48 million in the second quarter of 2011. Financing fees were $34 million in the second quarter of 2012 compared to $63 million in the second quarter of 2011. Financing fees in the second quarter of 2012 included $24 million of charges ($24 million after-tax or $0.09 per share) for debt issuance costs, primarily related to the amendment and restatement of our U.S. second lien term loan facility. In the second quarter of 2011, we recorded $53 million ($53 million after-tax or $0.22 per share) in financing fees related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Net gains on asset sales were $13 million ($10 million after-tax or $0.03 per share) in the second quarter of 2012 compared to net gains on asset sales of $11 million ($10 million after-tax or $0.04 per share) in the 2011 period. Net gains on asset sales in 2012 included gains on the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias truck tire business in Latin American Tire. Net gains on asset sales in 2011 included gains on the sale of the farm tire business in Latin American Tire and the recognition of a deferred gain from the sale of property in North American Tire. Also included in Other Expense was a charge of $20 million ($20 million after-tax or $0.07 per share) related to labor claims in EMEA.
Tax expense in the second quarter of 2012 was $63 million on income before income taxes of $166 million. Income tax expense in the second quarter of 2012 was unfavorably impacted by $3 million ($2 million after minority interest or $0.01 per share) due to various discrete items. In the second quarter of 2011, we recorded tax expense of $64 million on income before income taxes of $120 million. Income tax expense in the second quarter of 2011 was unfavorably impacted by $10 million ($7 million after minority interest or $0.03 per share) due primarily to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction.
Minority shareholders’ net income in the second quarter of 2012 was $11 million, compared to $9 million in 2011. The increase was due primarily to increased earnings in our joint venture in North America and certain Asia Pacific Tire subsidiaries, partially offset by lower earnings in our joint venture in Europe.
Six Months Ended June 30, 2012 and 2011
Net sales in the first six months of 2012 were $10,683 million, decreasing $339 million, or 3.1%, from $11,022 million in the first six months of 2011. Goodyear net income was $88 million in the first six months of 2012, compared to Goodyear net income of $150 million in the first six months of 2011. Goodyear net income available to common shareholders was $73 million, or $0.30 per share, reflecting $15 million of preferred stock dividends, in the first six months of 2012, compared to Goodyear net income available to common shareholders of $143 million, or $0.57 per share, reflecting $7 million of preferred stock dividends, in the first six months of 2011.
Net sales decreased in the first six months of 2012 due to lower tire volume of $727 million, unfavorable foreign currency translation of $423 million, primarily in EMEA, $111 million in other tire-related business' sales, primarily in North American Tire, and the 2011 divestiture of our Latin American farm tire business of $27 million. These decreases were partially offset by improved price and product mix of $951 million. Consumer and commercial net sales in the first six months of 2012 were $5,708 million and $2,128 million, respectively. Consumer and commercial net sales in the first six months of 2011 were $5,774 million and $2,213 million, respectively.
Worldwide tire unit sales in the first six months of 2012 were 82.2 million units, decreasing 7.5 million units, or 8.4%, from 89.7 million units in the first six months of 2011. Replacement tire volume decreased 8.7 million units, or 13.3%, due primarily to weakening industry volumes. OE tire volume increased 1.2 million units, or 4.8%, primarily in North American Tire due to increased consumer vehicle production. Consumer and commercial tire unit sales in the first six months of 2012 were 74.5 million and 6.5 million, respectively. Consumer and commercial tire unit sales in the first six months of 2011 were 81.1 million and 7.3 million, respectively.
CGS in the first six months of 2012 was $8,748 million, decreasing $285 million, or 3.2%, from $9,033 million in the first six months of 2011. CGS decreased due to lower tire volume of $603 million, favorable foreign currency translation of $341 million, lower costs in other tire-related businesses of $122 million, and the divestiture of the farm tire business in Latin American Tire of $24 million. This was partially offset by higher raw material costs of $591 million, increased conversion costs of $157 million, and product mix-related manufacturing cost increases of $113 million. The higher conversion costs were caused primarily by higher under-absorbed fixed overhead costs of approximately $63 million due to lower production volume, primarily in EMEA, and incremental start-up expenses for our new manufacturing facility in Pulandian, China of $12 million, which were partially offset by savings from rationalization plans of approximately $42 million. CGS in the first six months of 2012 included $2 million ($2 million after-tax or $0.01 per share) in charges related to repairs for 2011 tornado damage at our manufacturing facility in Fayetteville, North Carolina. The first six months of 2012 also included accelerated depreciation of $6 million ($4 million after-tax or $0.02 per share), primarily related to the planned closure of our Dalian, China manufacturing facility in the third quarter of 2012, compared to $34 million ($33 million after-tax or $0.13 per share) in the 2011 period, primarily related to the closure of Union City. CGS was 81.9% of sales in the first six months of 2012, compared to 82.0% in the first six months of 2011.
SAG in the first six months of 2012 was $1,359 million, decreasing $62 million, or 4.4%, from $1,421 million in the first six months of 2011. The decrease in SAG was primarily driven by favorable foreign currency translation of $67 million and lower advertising expenses of $8 million, which were partially offset by increased rent of $8 million, warehousing of $7 million, and inflation. SAG included $4 million in savings from rationalization plans. SAG was 12.7% of sales in the first six months of 2012, compared to 12.9% in the first six months of 2011.
We recorded net rationalization charges of $41 million ($35 million after-tax or $0.14 per share) in the first six months of 2012, which included $17 million of charges related to the closure of Union City. Rationalization actions initiated in 2012 primarily consisted of manufacturing and SAG headcount reductions in EMEA and retail store closings in Asia Pacific Tire.

We recorded net rationalization charges of $55 million ($50 million after-tax or $0.19 per share) in the first six months of 2011. Rationalization actions initiated in 2011 primarily consisted of manufacturing and SAG headcount reductions in EMEA and Asia Pacific Tire.
Upon completion of the 2012 plans, we estimate that annual operating costs will be reduced by approximately $20 million ($2 million in CGS and $18 million in SAG). The savings realized in 2012 for the 2012 plans totaled $1 million ($1 million in SAG). In addition, the savings realized in 2012 for the 2011 and prior years' plans totaled $45 million ($42 million in CGS and $3 million in SAG). For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest expense in the first six months of 2012 was $184 million, increasing $29 million, or 18.7%, from $155 million in the first six months of 2011. The increase is a result of higher average debt balances of $5,533 million in the first six months of 2012 compared to $5,154 in the first six months of 2011, and an increase in average interest rates to 6.18% in the first six months of 2012 compared to 6.01% in the first six months of 2011. In addition, we recorded an adjustment of $13 million of expense to correct capitalized interest recorded in prior periods.
Other Expense in the first six months of 2012 was $129 million, increasing $77 million from $52 million in the first six months of 2011. In the first six months of 2012, financing fees included a charge of $24 million ($24 million after-tax or $0.10 per share), primarily related to the amendment and restatement of our U.S. second lien term loan facility in the second quarter. Also included was a first quarter charge of $86 million ($86 million after-tax or $0.35 per share) related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. In the first six months of 2011, we recorded $53 million ($53 million after-tax or $0.20 per share) in financing fees related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million was a cash premium paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Net gains on asset sales were $17 million ($13 million after-tax or $0.05 per share) in the first six months of 2012 compared to $13 million ($11 million after-tax or $0.04 per share) in the 2011 period. Net gains on asset sales in 2012 included second quarter gains on the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias truck tire business in Latin American Tire, and a first quarter gain on the sale of property in North American Tire. Net gains in the first six months of 2011 related primarily to the sale of the farm tire business in Latin American Tire and the recognition of a deferred gain from the sale of property in North American Tire. Also included in Other Expense was a charge of $20 million ($20 million after-tax or $0.08 per share) related to labor claims in EMEA.
Tax expense in the first six months of 2012 was $111 million on income before income taxes of $222 million. Income tax expense was unfavorably impacted by $6 million ($5 million after minority interest or $0.02 per share) due primarily to the settlement of prior tax years. In the first six months of 2011, we recorded tax expense of $126 million on income before income taxes of $306 million. Income tax expense was unfavorably impacted by $18 million ($13 million after minority interest or $0.05 per share) due primarily to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our deferred tax assets in certain international subsidiaries. Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. In certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion of these valuation allowances within the next 12 months will exist, however, we do not expect any such changes to have a significant impact on our results of operations.
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Income Taxes.
Minority shareholders’ net income in the first six months of 2012 was $23 million, compared to net income of $30 million in 2011. The decrease was due primarily to decreased earnings in our joint venture in Europe, partially offset by an improvement in earnings in our joint venture in North America.

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
Total segment operating income in the second quarter of 2012 was $336 million, decreasing $46 million from $382 million in the second quarter of 2011. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2012 was 6.5%, compared to 6.8% in the second quarter of 2011.
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
North American Tire

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2012	2011	Change	Change	2012	2011	Change	Change
Tire Units	15.4	15.7	(0.3)	(1.4)%	31.2	32.8	(1.6)	(4.8)%
Net Sales	$2,451	$2,411	$40	1.7%	$4,948	$4,718	$230	4.9%
Operating Income	188	137	51	37.2%	268	177	91	51.4%
Operating Margin	7.7%	5.7%			5.4%	3.8%
Three Months Ended June 30, 2012 and 2011
North American Tire unit sales in the second quarter of 2012 decreased 0.3 million units, or 1.4%, to 15.4 million units. The decrease was due primarily to a reduction in replacement tire volume of 1.2 million units, or 9.6%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower end consumer products during the second quarter of 2012. Increased OE tire volume, primarily in our consumer business, of 0.9 million units, or 24.2%, partially offset this decrease.
Net sales in the second quarter of 2012 were $2,451 million, increasing $40 million, or 1.7%, from $2,411 million in the second quarter of 2011 due primarily to improved price and product mix of $146 million. Lower sales in our other tire-related businesses of $81 million, driven by a decrease in the price and volume of third-party sales of chemical products, lower tire volume of $20 million and unfavorable foreign currency translation of $6 million partially offset these improvements.
Operating income in the second quarter of 2012 was $188 million, improving $51 million, or 37.2%, from $137 million in the second quarter of 2011. Operating income improved due primarily to improved price and product mix of $176 million which more than offset higher raw material costs of $114 million. Operating income also benefited from lower conversion costs of $4 million. Conversion costs included net savings from rationalization plans of $27 million, primarily related to the closure of Union City in July 2011, partially offset by higher pension expense and inflationary cost increases. These improvements in operating income were partially offset by decreased profits in our other tire-related businesses of $8 million, driven by a decrease in the price and volume of third-party sales of chemical products, and lower tire volume of $2 million. SAG expense for the second quarter of 2012 was consistent with the prior year.
Operating income in the second quarter of 2012 excluded net rationalization charges of $13 million, primarily related to costs associated with the closure of Union City, and net gains on asset sales of $2 million. Operating income in the second quarter of 2011 excluded net rationalization charges of $34 million and charges for accelerated depreciation of $24 million, primarily related to the closure of Union City, and net gains on asset sales of $5 million.

Six Months Ended June 30, 2012 and 2011
North American Tire unit sales in the first six months of 2012 decreased 1.6 million units, or 4.8%, to 31.2 million units. The decrease was due primarily to a reduction in replacement tire volume of 3.0 million units, or 12.0%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower end consumer products during the first half of 2012. Increased OE tire volume, primarily in our consumer business, of 1.4 million, or 17.2%, partially offset this decrease.
Net sales in the first six months of 2012 were $4,948 million, increasing $230 million, or 4.9%, from $4,718 million in the first six months of 2011. The increase was due primarily to improved price and product mix of $444 million. Lower tire volume of $140 million and lower sales in our other tire-related businesses of $66 million, driven by a decrease in the price and volume of third-party sales of chemical products, partially offset these improvements.
Operating income in the first six months of 2012 was $268 million, improving $91 million, or 51.4%, from $177 million in the first six months of 2011. Operating income improved due primarily to improved price and product mix of $422 million which more than offset increased raw material costs of $298 million. Additionally, SAG expenses decreased $7 million, primarily due to lower warehousing costs. These improvements were partially offset by increased conversion costs of $20 million and decreased tire volume of $15 million. Higher conversion costs were driven primarily by inflation and increased pension expense. Conversion costs and SAG expenses included net savings from rationalization plans of $33 million and $2 million, respectively, primarily related to the closure of Union City.
Operating income in the first six months of 2012 excluded net rationalization charges of $19 million, primarily related to the closure of Union City, and net gains on asset sales of $4 million. Operating income in the first six months of 2011 excluded net rationalization charges of $40 million and charges for accelerated depreciation and asset write-offs of $32 million, primarily related to the closure of Union City, and net gains on asset sales of $5 million.
Europe, Middle East and Africa Tire

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2012	2011	Change	Change	2012	2011	Change	Change
Tire Units	14.2	17.0	(2.8)	(16.7)%	32.2	36.7	(4.5)	(12.4)%
Net Sales	$1,596	$1,943	$(347)	(17.9)%	$3,534	$3,902	$(368)	(9.4)%
Operating Income	19	126	(107)	(84.9)%	109	279	(170)	(60.9)%
Operating Margin	1.2%	6.5%			3.1%	7.2%
Three Months Ended June 30, 2012 and 2011
Europe, Middle East and Africa Tire unit sales in the second quarter of 2012 decreased 2.8 million units, or 16.7%, to 14.2 million units. Replacement tire volume decreased 2.6 million units, or 20.1%, primarily in consumer replacement due to economic weakness and uncertainty in the region, which slowed retail demand, and to high trade inventory levels following weak dealer seasonal tire sales. OE tire volume decreased 0.2 million units, or 6.8%, mainly in consumer OE.
Net sales in the second quarter of 2012 were $1,596 million, decreasing $347 million, or 17.9%, from $1,943 million in the second quarter of 2011. Net sales decreased due primarily to lower tire volume of $295 million and unfavorable foreign currency translation of $194 million. These decreases were partially offset by improved price and product mix of $139 million.
Operating income in the second quarter of 2012 was $19 million, decreasing $107 million, or 84.9%, from $126 million in the second quarter of 2011. Operating income decreased due primarily to lower tire volume of $56 million, higher conversion costs of $54 million, and an increase in SAG expenses of $6 million. These decreases were partially offset by improved price and product mix of $60 million which more than offset increased raw material costs of $48 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $40 million on lower production volume. SAG expenses increased primarily due to higher warehousing costs, and included savings from rationalizations plans of $1 million.
Operating income in the second quarter of 2012 excluded a charge of $20 million related to labor claims with respect to a previously closed facility, net gains on asset sales of $7 million and net rationalization charges of $5 million. Operating income in the second quarter of 2011 excluded net rationalization charges of $6 million and net gains on asset sales of $1 million.

Six Months Ended June 30, 2012 and 2011
Europe, Middle East and Africa Tire unit sales in the first six months of 2012 decreased 4.5 million units, or 12.4%, to 32.2 million units. Replacement tire volume decreased 4.3 million units, or 15.3%, primarily in consumer replacement due to economic weakness and uncertainty in the region, which slowed retail demand, and to high trade inventory levels following weak dealer seasonal tire sales. OE tire volume decreased 0.2 million units, or 3.1%, mainly in consumer OE.
Net sales in the first six months of 2012 were $3,534 million, decreasing $368 million, or 9.4%, from $3,902 million in the first six months of 2011. Net sales decreased due primarily to lower tire volume of $447 million and unfavorable foreign currency translation of $288 million. These decreases were partially offset by improved price and product mix of $366 million.
Operating income in the first six months of 2012 was $109 million, decreasing $170 million from $279 million in the first six months of 2011. Operating income decreased due primarily to higher conversion costs of $91 million, lower tire volume of $84 million and an increase in SAG expenses of $32 million. These decreases were partially offset by improved price and product mix of $269 million which more than offset increased raw material costs of $225 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead of $60 million on lower volume. The increase in SAG expenses is due primarily to an increase in warehousing expenses of $10 million, higher wages and benefits of $7 million, increased advertising expenses of $7 million and other inflationary pressures. Conversion costs and SAG expenses included savings from rationalization plans of $1 million and $2 million, respectively.
Operating income in the first six months of 2012 excluded a charge of $20 million related to labor claims with respect to a previously closed facility, net rationalization charges of $10 million and net gains on asset sales of $8 million. Operating income in the first six months of 2011 excluded net rationalization charges of $7 million and net gains on asset sales of $2 million.
Latin American Tire

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2012	2011	Change	Change	2012	2011	Change	Change
Tire Units	4.3	5.0	(0.7)	(14.1)%	8.6	9.9	(1.3)	(12.9)%
Net Sales	$503	$640	$(137)	(21.4)%	$1,024	$1,225	$(201)	(16.4)%
Operating Income	58	54	4	7.4%	113	121	(8)	(6.6)%
Operating Margin	11.5%	8.4%			11.0%	9.9%
Three Months Ended June 30, 2012 and 2011
Latin American Tire unit sales in the second quarter of 2012 decreased 0.7 million units, or 14.1%, to 4.3 million units. Replacement tire volume decreased 0.4 million units, or 13.9%. OE tire volume decreased 0.3 million units, or 14.3%. The decrease in unit volume was primarily due to weaker industry volumes and increased competition.
Net sales in the second quarter of 2012 were $503 million, decreasing $137 million, or 21.4%, from $640 million in the second quarter of 2011. Net sales decreased due primarily to lower tire volume of $77 million, unfavorable foreign currency translation of $77 million and $32 million due to other tire-related business. These decreases were partially offset by improved price and product mix of $53 million.
Operating income in the second quarter of 2012 was $58 million, increasing $4 million, or 7.4%, from $54 million in the second quarter of 2011. Operating income increased due primarily to improved price and product mix of $56 million which more than offset higher raw material costs of $12 million, and higher profits on intersegment sales of $10 million. These increases were partially offset by higher conversion costs of $21 million, lower tire volume of $17 million, higher SAG expenses of $8 million, and unfavorable foreign currency translation of $3 million. Conversion costs increased primarily due to inflationary cost increases. The increase in SAG expenses is due primarily to increased wages of $5 million and warehousing expense of $5 million.
Operating income in the second quarter of 2012 and 2011 excluded gains on asset sales of $3 million.
Six Months Ended June 30, 2012 and 2011
Latin American Tire unit sales in the first six months of 2012 decreased 1.3 million units, or 12.9%, to 8.6 million units. Replacement tire volume decreased 0.8 million units, or 13.0%, primarily in the lower end of the consumer tire market due to competition, and OE tire volume decreased 0.5 million units, or 12.7%, driven by lower industry volumes in consumer and commercial. Approximately 0.1 million of the total unit decline was attributable to the divestiture of our farm tire business.

Net sales in the first six months of 2012 were $1,024 million, decreasing $201 million, or 16.4%, from $1,225 million in the first six months of 2011. Net sales decreased due primarily to lower volume of $132 million, unfavorable foreign currency translation of $97 million, mainly in Brazil, lower sales by other tire-related businesses of $34 million, and the divestiture of the farm tire business of $27 million. These decreases were partially offset by improved price and product mix of $90 million.
Operating income in the first six months of 2012 was $113 million, decreasing $8 million, or 6.6%, from $121 million in the first six months of 2011. Operating income decreased due primarily to lower tire volume of $29 million, higher conversion costs of $24 million, higher SAG expenses of $9 million, decreased profits in other tire-related businesses of $6 million, the divestiture of the farm tire business of $3 million, and unfavorable foreign currency translation of $3 million. These decreases were partially offset by improved price and product mix of $97 million which more than offset increased raw material costs of $49 million and higher profits on intersegment sales of $18 million. The higher conversion costs were primarily driven by wage inflation. The increase in SAG expenses is due primarily to increased wages of $9 million and warehousing expense of $5 million.
Operating income in the first six months of 2012 excluded net gains on asset sales of $3 million and net rationalization charges of $2 million. Operating income in the first six months of 2011 excluded net gains on asset sales of $4 million.
Asia Pacific Tire

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2012	2011	Change	Change	2012	2011	Change	Change
Tire Units	5.3	5.2	0.1	2.0%	10.2	10.3	(0.1)	(1.0)%
Net Sales	$600	$626	$(26)	(4.2)%	$1,177	$1,177	$—	—%
Operating Income	71	65	6	9.2%	138	132	6	4.5%
Operating Margin	11.8%	10.4%			11.7%	11.2%
Three Months Ended June 30, 2012 and 2011
Asia Pacific Tire unit sales in the second quarter of 2012 increased 0.1 million units, or 2.0%, to 5.3 million units. Replacement tire volume decreased 0.3 million units, or 7.9%, while OE tire volume increased 0.4 million units, or 18.7%. The decrease in replacement volume primarily resulted from a weak retail environment in Australia and slowing economic conditions, primarily in India. Higher OE volume was primarily driven by growth in consumer tire volume in China and India.
Net sales in the second quarter of 2012 were $600 million, decreasing $26 million, or 4.2%, from $626 million in the second quarter of 2011. Net sales decreased due primarily to lower foreign currency translation of $38 million primarily from the depreciation of the Indian rupee and Australian dollar, and lower non-tire retail operation sales of $7 million. These decreases were partially offset by higher volume of $10 million and increased price and product mix of $9 million.
Operating income in the second quarter of 2012 was $71 million, increasing $6 million, or 9.2%, from $65 million in the second quarter of 2011. The increase in operating income in the second quarter of 2012 was driven by improved price and product mix of $21 million, lower raw material costs of $3 million and higher volume of $5 million. These increases were partially offset by unfavorable foreign currency translation of $6 million, incremental start-up expenses for our new manufacturing facility in Pulandian, China of $5 million, higher conversion costs of $5 million, and $2 million of costs, net of insurance recoveries, incurred related to the Thailand flood.
Restoration of our facility in Thailand, which was closed following severe flooding in the fourth quarter of 2011, continued in the second quarter and we completed the ramp-up to full production. In addition to the $2 million net loss in Asia Pacific Tire's operating income, we also recognized an offsetting net benefit in the remainder of the Company from insurance recoveries. Insurance recoveries of $7 million offset losses of $7 million recognized in the second quarter of 2012. We do not expect the impact on our results of operations to be material due to available insurance coverage.
Operating income in the second quarter of 2012 excluded net rationalization charges of $8 million and charges for accelerated depreciation of $4 million. Operating income in the second quarter of 2011 excluded net rationalization charges of $6 million and charges for accelerated depreciation of $1 million.

Six Months Ended June 30, 2012 and 2011
Asia Pacific Tire unit sales in the first six months of 2012 decreased 0.1 million units, or 1.0%, to 10.2 million units. Replacement tire volume decreased 0.6 million units, or 9.5%, primarily in our consumer business, while OE tire volume increased 0.5 million units, or 12.5%, also primarily in our consumer business. Decreases in replacement sales were primarily a result of the continuing effect of flooding that occurred in Thailand in the fourth quarter of 2011, a weak retail environment in Australia and slowing economic conditions, primarily in India. Higher OE volume was primarily driven by growth in consumer tire volume in China and India.
Net sales in the first six months of 2012 and 2011 were $1,177 million. Net sales increased due to improved price and product mix of $51 million, which was offset by unfavorable currency translation of $31 million primarily from the depreciation of the Indian rupee, lower non-tire retail operation sales of $12 million and lower volume of $8 million.
Operating income in the first six months of 2012 was $138 million, increasing $6 million, or 4.5%, from $132 million in the first six months of 2011. Operating income increased due primarily to improved price and product mix of $50 million, which more than offset increased raw material costs of $19 million, higher equity income from a Japanese joint venture of $8 million, and increased volume of $4 million. These increases were partially offset by incremental start-up expenses for our new manufacturing facility in Pulandian, China of $12 million, higher conversion costs of $10 million, higher SAG expenses of $6 million, primarily to support sales growth in China, and unfavorable foreign currency translation of $5 million.
In the first six months of 2012, insurance recoveries related to the flood in Thailand offset costs incurred in Asia Pacific Tire's operating income. We also recognized a net benefit of $6 million, primarily in Corporate costs, which resulted in an overall $6 million ($5 million after-tax or $0.02 per share) benefit. The combined $6 million benefit resulted from insurance recoveries of $36 million offsetting losses of $30 million recognized in the first six months of 2012.
In 2012, start-up expenses at our new manufacturing facility in Pulandian, China and under-absorbed overhead costs at our Dalian, China manufacturing facility that is expected to be closed in the third quarter of 2012 are anticipated to adversely impact Asia Pacific Tire's operating income by $30 million to $40 million compared to 2011.
Operating income in the first six months of 2012 excluded net rationalization charges of $10 million and charges for accelerated depreciation of $6 million. Operating income in the first six months of 2011 excluded net rationalization charges of $8 million and charges for accelerated depreciation and asset write-offs of $2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
We experienced a difficult economic environment and challenging industry conditions, particularly in Europe, in the second quarter of 2012. Volatile economic conditions and high inflation and interest rates in emerging markets also continued to contribute to challenging industry conditions. In spite of these challenges, at June 30, 2012, we had solid liquidity, with approximately $4.7 billion of cash and cash equivalents and unused availability under our credit facilities.
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
At June 30, 2012, we had $2,156 million in Cash and cash equivalents, compared to $2,772 million at December 31, 2011. For the six months ended June 30, 2012, net cash used by operating activities was $451 million driven primarily by higher seasonal working capital needs of $768 million. Consistent with prior years, our working capital increased in the first half of 2012 due primarily to an increase in accounts receivable, mainly in EMEA. For the six months ended June 30, 2012, net cash used by investing activities was $512 million and net cash provided by financing activities was $343 million. Capital expenditures of $490 million drove the use of cash for investing activities. Cash and cash equivalents were favorably affected by net borrowings of $448 million.
At June 30, 2012, we had $2,496 million of unused availability under our various credit agreements, compared to $2,544 million at December 31, 2011. The table below provides unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2012	2011
First lien revolving credit facility	$1,457	$1,093
European revolving credit facility	208	511
Chinese credit facilities	106	188
Other domestic and international debt	308	410
Notes payable and overdrafts	417	342
	$2,496	$2,544
At June 30, 2012, our unused availability included $106 million which can only be used to finance the relocation and expansion of our manufacturing facility in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of this manufacturing facility. There were $469 million of borrowings outstanding under these credit facilities at June 30, 2012.
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

In 2012, we expect our operating needs to include global contributions to our funded pension plans of approximately $550 million to $600 million and our investing needs to include capital expenditures of approximately $1.1 billion to $1.2 billion. We also expect interest expense to range between $350 million and $370 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $28 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
The Moving Ahead for Progress in the 21st Century Act (the "MAP-21 Act") was signed into law on July 6, 2012 and contains provisions that stabilize the interest rates used to calculate required pension contributions in the United States. Current historically low interest rates have resulted in significant increases to required pension contributions. The funding stabilization provisions of the MAP-21 Act are expected to reduce our total U.S. minimum required pension contributions by approximately $375 million to $425 million in the aggregate over the next five years, with the greatest benefit coming in 2013 and 2014. The impact on our 2012 pension expense will not be significant, and we continue to expect to record pension expense of $275 million to $325 million for the year. In addition, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) also provided funding relief for U.S. defined benefit pension plan sponsors by deferring near-term contributions. As allowed by the Pension Relief Act, we elected funding relief for the 2009 and 2011 plan years. Minimum contribution requirements starting with the 2012 plan year will be determined under the provisions of the MAP-21 Act. We currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $425 million to $450 million in 2012 and $225 million to $275 million in 2013.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2012, approximately $659 million of net assets, including $519 million of cash and cash equivalents, were subject to such requirements, including $315 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Since Venezuela’s economy is considered to be highly inflationary under U.S. generally accepted accounting principles, the U.S. dollar is the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates and are reported in Other Expense.
In 2012, we have used the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar to settle substantially all foreign currency transactions in Venezuela. However, if circumstances warrant, we may seek to repatriate cash from Venezuela using other means. If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statement of Operations. At June 30, 2012, we had bolivar fuerte denominated monetary assets of $365 million which consisted primarily of $315 million of cash, $22 million of deferred tax assets and $25 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $169 million which consisted primarily of $101 million of intercompany payables, including $59 million of dividends, $24 million of accounts payable - trade, $28 million of compensation and benefits and $7 million of income taxes payable. At December 31, 2011, we had bolivar fuerte denominated monetary assets of $317 million which consisted primarily of $291 million of cash, $18 million of deferred tax assets and $8 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $152 million which consisted primarily of $92 million of intercompany payables, including $59 million of dividends, $24 million of accounts payable - trade, $15 million of compensation and benefits and $14 million of income taxes payable. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at June 30, 2012 and December 31, 2011.

Goodyear Venezuela’s sales were 1.6% and 1.3% of our net sales for the three months ended June 30, 2012 and 2011, respectively, and were 1.6% and 1.4% of our net sales for the six months ended June 30, 2012 and 2011, respectively. Goodyear Venezuela’s cost of goods sold were 1.4% and 1.1% of our cost of goods sold for the three months ended June 30, 2012 and 2011, respectively, and were 1.3% and 1.1% of our cost of goods sold for the six months ended June 30, 2012 and 2011, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 56% bolivar fuerte denominated and approximately 44% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and increase cost of goods sold by approximately $39 million and approximately $14 million, respectively, on an annual basis.
During the six months ended June 30, 2012, Goodyear Venezuela settled $25 million and $6 million of U.S. dollar-denominated intercompany payables and accounts payable - trade, respectively, through the Venezuelan currency exchange board. For the six months ended June 30, 2012, substantially all of those payables were settled at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At June 30, 2012, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were $205 million, all of which are expected to settle at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At June 30, 2012, $63 million of the requested settlements were pending up to 180 days, $71 million were pending from 180 to 360 days and $71 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $63 million, amounts pending from 180 to 360 days include raw materials and tires of $43 million and dividends payable of $28 million, and amounts pending over one year include dividends payable of $31 million, intercompany charges for royalties of $17 million, and imported tires of $10 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
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
Operating Activities
Net cash used in operating activities was $451 million in the first six months of 2012, compared to net cash used of $669 million in the first six months of 2011. The decrease in net cash used in operating activities was due primarily to a lower use of cash for working capital in the first six months of 2012. Decreased sales and production levels, primarily in EMEA and North American Tire, and lower raw material prices in 2012 have reduced the cash used for working capital from $1,256 million for the first six months of 2011 to $768 million in 2012. Operating cash flows in the first six months of 2012 were unfavorably impacted by increased pension contributions of $121 million and the decrease in earnings compared to the first six months of 2011.
Investing Activities
Net cash used in investing activities was $512 million in the first six months of 2012, compared to $483 million in the first six months of 2011. Capital expenditures were $490 million in the first six months of 2012, compared to $532 million in the first six months of 2011. Beyond expenditures required to sustain our facilities, capital expenditures in 2012 and 2011 primarily related to the continued expansion of manufacturing capacity in China and Chile.
Financing Activities
Net cash provided by financing activities was $343 million in the first six months of 2012, compared to $927 million in the first six months of 2011. Financing activities in 2012 included net borrowings of $448 million to fund working capital needs and capital expenditures. Net borrowings included the net proceeds from the issuance of $700 million in aggregate principal amount of 7% senior notes due 2022 and borrowings under other credit facilities, partially offset by the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016. Financing activities in 2011 included $485 million in net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $468 million under our credit facilities.

Credit Sources
In aggregate, we had total credit arrangements of $8,549 million available at June 30, 2012, of which $2,496 million were unused, compared to $8,129 million available at December 31, 2011, of which $2,544 million were unused. At June 30, 2012, we had long term credit arrangements totaling $7,964 million, of which $2,079 million were unused, compared to $7,531 million and $2,202 million, respectively, at December 31, 2011. At June 30, 2012, we had short term committed and uncommitted credit arrangements totaling $585 million, of which $417 million were unused, compared to $598 million and $342 million, respectively, at December 31, 2011. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
See Note 7, Financing Arrangements and Derivative Financial Instruments for a discussion of the issuance of our $700 million 7% senior notes due 2022, the redemption of our $650 million 10.5% senior notes due 2016, and the amendments to our first lien revolving credit facility and our second lien term loan facility.
Outstanding Notes
At June 30, 2012, we had $2,425 million of outstanding notes, compared to $2,362 million at December 31, 2011.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2011 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
On April 19, 2012, we amended and restated our U.S. first lien revolving credit facility. Significant changes to that facility include the extension of the maturity to April 30, 2017 and an increase of the available commitments from $1.5 billion to $2.0 billion. Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2012, our borrowing base, and therefore our availability, under the amended and restated facility was $135 million below the facility's stated amount of $2.0 billion.
At June 30, 2012, we had no borrowings outstanding and $408 million of letters of credit issued under the revolving credit facility. At December 31, 2011, we had no borrowings outstanding and $407 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
On April 19, 2012, we also amended and restated our U.S. second lien term loan facility, including the extension of the maturity to April 30, 2019. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. At June 30, 2012 and December 31, 2011, this facility was fully drawn.
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

At June 30, 2012, there were $127 million (€100 million) of borrowings outstanding under the German tranche and $165 million (€130 million) outstanding under the all-borrower tranche. At December 31, 2011, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) at June 30, 2012 and December 31, 2011.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2012 and December 31, 2011, the amount available, and fully utilized under this program, totaled $395 million (€312 million) and $393 million (€303 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $79 million and $75 million at June 30, 2012 and December 31, 2011, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long term debt and capital leases at June 30, 2012 as this facility was renegotiated in the second quarter of 2012. These amounts are included in Notes payable and overdrafts at December 31, 2011.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At June 30, 2012, the gross amount of receivables sold was $239 million, compared to $190 million at December 31, 2011.
Other Foreign Credit Facilities
Our Chinese subsidiary has two financing agreements in China. At June 30, 2012, these non-revolving credit facilities had total unused availability of 667 million renminbi ($106 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. One of the facilities (with 642 million renminbi of unused availability at June 30, 2012) matures in 2018 and principal amortization begins in 2015. There were $265 million and $199 million of borrowings outstanding under this facility at June 30, 2012 and December 31, 2011, respectively. The other facility (with 25 million renminbi of unused availability at June 30, 2012) matures in 2019 and principal amortization begins in 2015. There were $204 million and $190 million of borrowings outstanding under this facility at June 30, 2012 and December 31, 2011, respectively. Restricted cash of $27 million and $9 million was related to funds obtained under these credit facilities at June 30, 2012 and December 31, 2011, respectively.
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

We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of June 30, 2012, our availability under this facility of $1,457 million, plus our Available Cash of $970 million, totaled $2.4 billion, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2012, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at June 30, 2012 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At June 30, 2012, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

	Payment Due by Period as of December 31, 2011
(In millions)	Total	2012	2013	2014	2015	2016	Beyond 2016
Debt Obligations (1)	$5,233	$398	$81	$41	$489	$321	$3,903
Interest Payments (2)	2,618	339	322	315	306	284	1,052
Pension Benefits (3)	2,602	600	413	563	513	513	NA

(1) Debt obligations include Notes payable and overdrafts and reflect the maturities as of December 31, 2011 updated to include the issuance of our $700 million 7% senior notes due 2022, the redemption of our $650 million 10.5% senior notes due 2016, and the amendment and restatement of our $1.2 billion second lien term loan.

(2) These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. Payments related to variable rate debt are based on the six-month LIBOR rate at December 31, 2011 plus the specified margin in the associated debt agreements for each period presented. These amounts were updated to reflect the interest payments related to the issuance of our $700 million 7% senior notes due 2022, the redemption of our $650 million 10.5% senior notes due 2016, and the amendment and restatement of our $1.2 billion second lien term loan.

(3)	Pension benefits have been updated to reflect the decrease in U.S. minimum required contributions as a result of the enactment of the MAP-21 Act on July 6, 2012.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2012, 45% of our debt was at variable interest rates averaging 5.24% compared to 43% at an average rate of 4.36% at December 31, 2011.
The following table presents information about long term fixed rate debt, excluding capital leases, at June 30:

(In millions)	2012	2011
Carrying amount — liability	$2,978	$2,873
Fair value — liability	3,057	3,018
Pro forma fair value — liability	3,179	3,118

The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2012 and 2011, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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

(In millions)	2012	2011
Fair value — asset (liability)	$13	$(10)
Pro forma decrease in fair value	(104)	(146)
Contract maturities	07/12-06/13	7/11-10/19

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at June 30 as follows:

(In millions)	2012	2011
Accounts receivable	$25	$12
Other Assets	—	1
Other Current Liabilities	(12)	(23)
Other Long Term Liabilities	—	—

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We are undertaking a phased implementation of enterprise resource planning systems in our EMEA and Latin American Tire SBUs. Implementation activities in EMEA will be completed during the third quarter of 2012. Implementation activities in Latin American Tire continue and are expected to be completed in 2013. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2012, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 76,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2012, approximately 550 new claims were filed against us and approximately 2,200 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2012 was $1 million and $4 million, respectively. At June 30, 2012, there were approximately 74,350 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
Greek Labor Cases
In a series of cases, approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. Following extensive litigation at all levels of the Greek courts and the European Court of Justice over the past 16 years, the Greek Court of Appeal issued draft judgments in May and June 2012 affirming Goodyear Dunlop Greece's liability to pay salaries in arrears with respect to the 5-1/2 year period following the plant closure and permitting a reduction in the amount of that liability to the extent of severance payments previously paid to the former employees. However, the Court of Appeal failed to consider evidence of incomes earned in other capacities and the retirement of certain former employees during that period, which should have further reduced the employees' claims for salaries in arrears, and failed to follow applicable Supreme Court precedents limiting the period of time for which salaries in arrears are payable. Goodyear Dunlop Greece intends to appeal these judgments before the Greek Supreme Court in order to seek to rectify these failures. If Goodyear Dunlop Greece's appeal is not successful, its liability with respect to these judgments is currently estimated to be approximately €44 million ($56 million). Goodyear Dunlop Greece is vigorously defending these cases, the ultimate outcome of which cannot be predicted at this time.
Reference is made to Item 3 of Part I of our 2011 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
Our 2011 Form 10-K includes a detailed discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not repurchase any common stock during the three months ended June 30, 2012.

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 31, 2012	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2012
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
10	Material Contracts

(a)	Amended and Restated First Lien Credit Agreement, dated as of April 19, 2012, among the Company, the lenders, issuing banks, syndication agents, documentation agents, senior managing agents, managing agents, joint lead arrangers and joint bookrunners party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10.1

(b)	Amended and Restated Second Lien Credit Agreement, dated as of April 19, 2012, among the Company, the lenders, syndication agents, documentation agents, joint lead arrangers and joint bookrunners party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10.2

(c)	Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 19, 2012, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10.3

(d)	Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 19, 2012, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10.4

(e)	Amended and Restated Lenders Lien Subordination and Intercreditor Agreement, dated as of April 19, 2012, among JPMorgan Chase Bank, N.A., as Collateral Agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, the Company, and the subsidiaries of the Company named therein.	10.5

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101