Form 10-Q
period 2012-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2012-10-26
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2012:	244,962,787

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Net Sales	$5,264	$6,062	$15,947	$17,084
Cost of Goods Sold	4,315	4,973	13,063	14,006
Selling, Administrative and General Expense	652	677	2,011	2,098
Rationalizations (Note 2)	26	25	67	80
Interest Expense	86	86	270	241
Other (Income) Expense (Note 3)	(1)	(4)	128	48
Income before Income Taxes	186	305	408	611
United States and Foreign Taxes (Note 4)	53	94	164	220
Net Income	133	211	244	391
Less: Minority Shareholders’ Net Income	16	43	39	73
Goodyear Net Income	117	168	205	318
Less: Preferred Stock Dividends	7	7	22	15
Goodyear Net Income available to Common Shareholders	$110	$161	$183	$303
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$0.45	$0.66	$0.75	$1.25
Weighted Average Shares Outstanding (Note 5)	245	244	245	244
Diluted	$0.41	$0.60	$0.73	$1.19
Weighted Average Shares Outstanding (Note 5)	281	281	281	268
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Net Income	$133	$211	$244	$391
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	73	(268)	52	(121)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $2 and $6 in 2012 ($0 and $2 in 2011)	52	42	158	125
(Increase) decrease in net actuarial losses, net of tax of $0 and $7 in 2012 ($0 and $1 in 2011)	(12)	(4)	13	—
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2012 ($0 and $1 in 2011)	9	4	9	17
Prior service credit from plan amendments, net of tax of $5 and $3 in 2012 ($0 and $0 in 2011)	77	—	73	—
Deferred derivative (losses) gains, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	(4)	14	(2)	—
Reclassification adjustment for amounts recognized in income, net of tax of $(1) and $(3) in 2012 ($0 and $0 in 2011)	(5)	7	(7)	9
Unrealized investment (losses) gains, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	(3)	3	—	8
Other Comprehensive Income (Loss)	187	(202)	296	38
Comprehensive Income	320	9	540	429
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	36	(19)	52	60
Goodyear Comprehensive Income	$284	$28	$488	$369
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	September 30,	December 31,
	2012	2011
Assets:
Current Assets:
Cash and Cash Equivalents	$2,257	$2,772
Accounts Receivable, less Allowance — $100 ($97 in 2011)	3,555	2,849
Inventories:
Raw Materials	807	937
Work in Process	188	186
Finished Products	2,601	2,733
	3,596	3,856
Prepaid Expenses and Other Current Assets	397	335
Total Current Assets	9,805	9,812
Goodwill	655	654
Intangible Assets	154	157
Deferred Income Taxes	145	145
Other Assets	522	486
Property, Plant and Equipment, less Accumulated Depreciation — $8,881 ($8,629 in 2011)	6,658	6,375
Total Assets	$17,939	$17,629

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,146	$3,668
Compensation and Benefits (Notes 9 and 10)	776	799
Other Current Liabilities	1,193	1,050
Notes Payable and Overdrafts (Note 7)	163	256
Long Term Debt and Capital Leases due Within One Year (Note 7)	110	156
Total Current Liabilities	5,388	5,929
Long Term Debt and Capital Leases (Note 7)	5,708	4,789
Compensation and Benefits (Notes 9 and 10)	3,454	4,002
Deferred and Other Noncurrent Income Taxes	263	244
Other Long Term Liabilities	1,000	1,041
Total Liabilities	15,813	16,005

Commitments and Contingent Liabilities (Note 11)

Minority Shareholders’ Equity (Note 1)	618	607

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2011), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 245 million (245 million in 2011) after deducting 6 million treasury shares (6 million in 2011)	245	245
Capital Surplus	2,817	2,808
Retained Earnings	1,370	1,187
Accumulated Other Comprehensive Loss	(3,702)	(3,991)
Goodyear Shareholders’ Equity	1,230	749
Minority Shareholders’ Equity — Nonredeemable	278	268
Total Shareholders’ Equity	1,508	1,017
Total Liabilities and Shareholders’ Equity	$17,939	$17,629
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$244	$391
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	513	547
Amortization and write-off of debt issuance costs	64	29
Net rationalization charges (Note 2)	67	80
Net gains on asset sales (Note 3)	(22)	(24)
Pension contributions and direct payments	(490)	(221)
Rationalization payments	(66)	(80)
Customer prepayments and government grants	94	34
Insurance proceeds	39	—
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(729)	(1,419)
Inventories	257	(1,154)
Accounts payable — trade	(432)	435
Compensation and benefits	169	299
Other current liabilities	70	90
Other assets and liabilities	(107)	21
Total Cash Flows from Operating Activities	(329)	(972)
Cash Flows from Investing Activities:
Capital expenditures	(788)	(806)
Asset dispositions (Note 3)	14	68
Government grants received	2	55
Increase in restricted cash	(17)	(32)
Other transactions	(11)	—
Total Cash Flows from Investing Activities	(800)	(715)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	74	190
Short term debt and overdrafts paid	(89)	(93)
Long term debt incurred	3,042	3,003
Long term debt paid	(2,322)	(1,674)
Proceeds from issuance of preferred stock (Note 12)	—	484
Preferred stock dividends paid (Note 12)	(22)	(7)
Common stock issued (Note 10)	1	7
Transactions with minority interests in subsidiaries	(23)	(15)
Debt related costs and other transactions	(63)	(20)
Total Cash Flows from Financing Activities	598	1,875
Effect of exchange rate changes on cash and cash equivalents	16	(67)
Net Change in Cash and Cash Equivalents	(515)	121
Cash and Cash Equivalents at Beginning of the Period	2,772	2,005
Cash and Cash Equivalents at End of the Period	$2,257	$2,126
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
Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2012.
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. As the standard requires new disclosures only, the adoption will not have a material impact on the consolidated financial statements.
In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard will not have an impact on our consolidated financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. The net rationalization charges included in Income before Income Taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
New charges	$26	$25	$69	$82
Reversals	—	—	(2)	(2)
	$26	$25	$67	$80

The following table shows the roll forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2011	$166	$18	$184
2012 Charges	41	28	69
Incurred	(48)	(22)	(70)
Reversed to the income statement	(1)	(1)	(2)
Balance at September 30, 2012	$158	$23	$181

During the third quarter of 2012, net rationalization charges of $26 million were recorded. New charges of $26 million were comprised of $21 million for plans initiated in 2012, consisting of associate severance and other related costs, and $5 million for plans initiated in prior years, consisting of $1 million of associate severance and other related costs and $4 million of other exit and non-cancelable lease costs. Substantially all of the new charges relate to future cash outflows.
During the first nine months of 2012, net rationalization charges of $67 million were recorded. New charges of $69 million were comprised of $39 million for plans initiated in 2012, consisting of $29 million of associate severance and other related costs primarily related to plans to reduce selling, administrative, and general expenses ("SAG") in Europe, Australia, New Zealand, and North America, and $10 million of other exit and non-cancelable lease costs, and $30 million for plans initiated in prior years, consisting of $12 million of associate severance and other related costs and $18 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of the new charges relate to future cash outflows. The net charges in the first nine months of 2012 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 900 associates will be released under 2012 plans, of which approximately 600 associates have been released as of September 30, 2012.
In the first nine months of 2012, $48 million was incurred for associate severance and other related payments, including a favorable impact of $1 million of foreign currency translation, and $22 million was incurred for other exit and non-cancelable lease costs.
The accrual balance of $181 million at September 30, 2012 consists of $158 million for associate severance costs that are expected to be substantially utilized within the next 12 months and $23 million primarily for other exit and non-cancelable lease costs. At September 30, 2012, the accrual balance included $95 million for the announced discontinuation of consumer tire production at one of our facilities in Amiens, France, $26 million for the closure of our Union City, Tennessee manufacturing facility and $9 million related to the relocation of our Dalian, China manufacturing facility.
Accelerated depreciation charges of $13 million and $19 million were recorded in cost of goods sold (“CGS”) in the three and nine months ended September 30, 2012, respectively, and were related primarily to property and equipment in our Dalian, China manufacturing facility, which ceased production in the third quarter of 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the third quarter of 2011, net rationalization charges of $25 million were recorded. New charges of $25 million were comprised of $6 million for plans initiated in 2011, consisting of $4 million of associate severance costs and $2 million of other exit and non-cancelable lease costs, and $19 million for plans initiated in prior years, consisting of $4 million of associate severance costs and $15 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of these charges related to future cash outflows.
For the first nine months of 2011, net rationalization charges of $80 million were recorded. New charges of $82 million were comprised of $18 million for plans initiated in 2011, consisting of $15 million of associate severance costs and $3 million of other exit and non-cancelable lease costs, and $64 million for plans initiated in prior years, consisting of $34 million of associate severance costs and $30 million of other exit and non-cancelable lease costs, mainly due to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of these charges related to future cash outflows. The net charges in the first nine months of 2011 also included the reversal of $2 million of charges for actions no longer needed for their originally intended purposes. Approximately 500 associates were to be released under plans initiated in 2011, all of which were released as of September 30, 2012. In addition, there are approximately 600 associates to be released under prior year plans, primarily related to the discontinuation of consumer tire production at one of our facilities in Amiens, France.
Asset write-offs and accelerated depreciation charges of $12 million and $46 million were recorded in CGS in the three and nine months ended September 30, 2011, respectively, and were primarily related to property and equipment in our Union City, Tennessee manufacturing facility.

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2012	2011	2012	2011
Financing fees and financial instruments	$14	$9	$143	$81
Net foreign currency exchange losses	3	4	20	13
Royalty income	(10)	(8)	(29)	(28)
Interest income	(4)	(6)	(12)	(12)
Net gains on asset sales	(5)	(11)	(22)	(24)
General and product liability — discontinued products	3	5	5	13
Miscellaneous	(2)	3	23	5
	$(1)	$(4)	$128	$48

Financing fees were $14 million in the third quarter of 2012, compared to $9 million in the third quarter of 2011. Financing fees were $143 million in the first nine months of 2012, compared to $81 million in the first nine months of 2011. Financing fees in 2012 included second quarter charges of $24 million related to the amendment and restatement of our U.S. second lien term loan facility and $86 million related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. Financing fees in 2011 included second quarter charges of $53 million related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premiums paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Financing fees and financial instruments consists of the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
Net foreign currency exchange losses were $3 million in the third quarter of 2012, compared to $4 million in the third quarter of 2011. Foreign currency exchange losses in the first nine months of 2012 were $20 million, compared to $13 million in the first nine months of 2011. Foreign currency exchange in all periods reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Net gains on asset sales were $5 million in the third quarter of 2012, compared to net gains on asset sales of $11 million in the third quarter of 2011. Net gains on asset sales were $22 million in the first nine months of 2012, compared to net gains on asset sales of $24 million in the first nine months of 2011. Net gains on asset sales in 2012 included third quarter gains on the sale of property in North American Tire, second quarter gains on the sale of a minority interest in a retail business in Europe, Middle East and Africa Tire ("EMEA") and the sale of certain assets related to our bias truck tire business in Latin American Tire, and a first

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quarter gain on the sale of property in North American Tire. Net gains on asset sales in 2011 included a third quarter gain on the sale of land in Asia Pacific Tire, and second quarter gains on the sale of the farm tire business in Latin American Tire and the recognition of a deferred gain from the sale of property in North American Tire.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $5 million and $6 million of expense related to asbestos claims in the third quarter 2012 and 2011, respectively. In addition, we recorded $2 million of income related to probable insurance recoveries in both the third quarter of 2012 and 2011. We recorded $11 million and $17 million of expense related to asbestos claims in the first nine months of 2012 and 2011, respectively. In addition, we recorded $6 million of income related to probable insurance recoveries in both the first nine months of 2012 and 2011.
Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consists primarily of amounts earned on cash deposits. Miscellaneous in 2012 includes a second quarter charge of $20 million related to labor claims in EMEA.

NOTE 4. INCOME TAXES
In the third quarter of 2012, we recorded tax expense of $53 million on income before income taxes of $186 million. Income tax expense for the third quarter of 2012 was unfavorably impacted by $4 million due primarily to an enacted tax law change. For the first nine months of 2012, we recorded tax expense of $164 million on income before income taxes of $408 million. Income tax expense for the first nine months of 2012 was unfavorably impacted by $10 million of various discrete items. We record taxes based on overall estimated annual effective tax rates.
In the third quarter of 2011, we recorded tax expense of $94 million on income before income taxes of $305 million. Income tax expense for the third quarter of 2011 was unfavorably impacted by $5 million due primarily to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction. For the first nine months of 2011, we recorded tax expense of $220 million on income before income taxes of $611 million. Income tax expense for the first nine months of 2011 was unfavorably impacted by $23 million due primarily to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Earnings per share — basic:
Goodyear net income	$117	$168	$205	$318
Less: Preferred stock dividends	7	7	22	15
Goodyear net income available to common shareholders	$110	$161	$183	$303
Weighted average shares outstanding	245	244	245	244
Earnings per common share — basic	$0.45	$0.66	$0.75	$1.25

Earnings per share — diluted:
Goodyear net income	$117	$168	$205	$318
Less: Preferred stock dividends	—	—	—	—
Goodyear net income available to common shareholders	$117	$168	$205	$318
Weighted average shares outstanding	245	244	245	244
Dilutive effect of mandatory convertible preferred stock	34	34	34	21
Dilutive effect of stock options and other dilutive securities	2	3	2	3
Weighted average shares outstanding — diluted	281	281	281	268
Earnings per common share — diluted	$0.41	$0.60	$0.73	$1.19

Weighted average shares outstanding - diluted for the three and nine months ended September 30, 2012 excludes approximately 11 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

Weighted average shares outstanding - diluted for the three and nine months ended September 30, 2011 excludes approximately 9 million and 7 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Sales:
North American Tire	$2,404	$2,557	$7,352	$7,275
Europe, Middle East and Africa Tire	1,748	2,226	5,282	6,128
Latin American Tire	520	651	1,544	1,876
Asia Pacific Tire	592	628	1,769	1,805
Net Sales	$5,264	$6,062	$15,947	$17,084
Segment Operating Income:
North American Tire	$130	$78	$398	$255
Europe, Middle East and Africa Tire	105	260	214	539
Latin American Tire	49	62	162	183
Asia Pacific Tire	64	63	202	195
Total Segment Operating Income	348	463	976	1,172
Less:
Rationalizations	26	25	67	80
Interest expense	86	86	270	241
Other (income) expense	(1)	(4)	128	48
Asset write-offs and accelerated depreciation	13	12	19	46
Corporate incentive compensation plans	25	8	47	43
Corporate pension curtailments/settlements	—	4	—	15
Intercompany profit elimination	(12)	7	(11)	18
Retained expenses of divested operations	3	9	12	24
Other	22	11	36	46
Income before Income Taxes	$186	$305	$408	$611

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net gains on asset sales, as described in Note 3, Other (Income) Expense, and asset write-offs and accelerated depreciation are not charged (credited) to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Rationalizations:
North American Tire	$9	$20	$28	$60
Europe, Middle East and Africa Tire	8	2	18	9
Latin American Tire	—	—	2	—
Asia Pacific Tire	9	3	19	11
Total Segment Rationalizations	$26	$25	67	80

Net (Gains) Losses on Asset Sales:
North American Tire	$(3)	$(2)	$(7)	$(7)
Europe, Middle East and Africa Tire	—	1	(8)	(1)
Latin American Tire	(1)	—	(4)	(4)
Asia Pacific Tire	(1)	(9)	(1)	(9)
Total Segment Asset Sales	(5)	(10)	(20)	(21)
Corporate	—	(1)	(2)	(3)
	$(5)	$(11)	$(22)	$(24)

Asset Write-offs and Accelerated Depreciation:
North American Tire	$—	$11	$—	$43
Asia Pacific Tire	13	1	19	3
Total Segment Asset Write-offs and Accelerated Depreciation	$13	$12	$19	$46

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2012, we had total credit arrangements of $8,555 million, of which $2,198 million were unused. At that date, 48% of our debt was at variable interest rates averaging 5.20%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2012, we had short term committed and uncommitted credit arrangements totaling $567 million, of which $404 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2012	2011
Notes payable and overdrafts	$163	$256
Weighted average interest rate	4.64%	5.56%
Long term debt and capital leases due within one year
Other domestic and international debt (including capital leases)	$110	$156
Weighted average interest rate	7.29%	10.78%
Total obligations due within one year	$273	$412

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2012, we had long term credit arrangements totaling $7,988 million, of which $1,794 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2012		December 31, 2011
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
10.5% due 2016	$—		$631
6.75% Euro Notes due 2019	322		324
8.25% due 2020	994		994
8.75% due 2020	265		264
7% due 2022	700		—
7% due 2028	149		149
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,194	4.75%	1,200	1.93%
€400 million revolving credit facility due 2016	348	2.60%	—	—
Pan-European accounts receivable facility due 2015	441	2.74%	393	3.91%
Chinese credit facilities	468	6.50%	389	5.80%
Other domestic and international debt(1)	902	8.48%	570	10.00%
	5,783		4,914
Capital lease obligations	35		31
	5,818		4,945
Less portion due within one year	(110)		(156)
	$5,708		$4,789
________________________________

(1)
Interest rates are weighted average interest rates related to various international credit facilities with customary terms and conditions and the Global and North American Tire Headquarters financing liability described below.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2012, our borrowing base, and therefore our availability, under this facility was $273 million below the facility's stated amount of $2.0 billion.
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
At September 30, 2012, we had no borrowings and $400 million of letters of credit issued under the revolving credit facility. At December 31, 2011, we had no borrowings and $407 million of letters of credit issued under the revolving credit facility.
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
At September 30, 2012 and December 31, 2011, this facility was fully drawn.

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
At September 30, 2012, there were $129 million (€100 million) of borrowings outstanding under the German tranche and $219 million (€170 million) outstanding under the all-borrower tranche. At December 31, 2011, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $11 million (€8 million) at September 30, 2012 and $8 million (€6 million) at December 31, 2011.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Utilization under this facility is based on current available receivable balances. The facility is subject to the customary renewal of its back-up liquidity commitments. On October 18, 2012, the back-up liquidity commitments were renewed for a two-year period.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At September 30, 2012 and December 31, 2011, the amount available, and fully utilized under this program, totaled $441 million (€342 million) and $393 million (€303 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $74 million and $75 million at September 30, 2012 and December 31, 2011, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long term debt and capital leases at September 30, 2012 as this facility was renegotiated in the second quarter of 2012. These amounts are included in Notes payable and overdrafts at December 31, 2011.
For a description of the collateral securing the European revolving credit facility and the pan-European accounts receivable facility as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2011 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2012, the gross amount of receivables sold was $219 million, compared to $190 million at December 31, 2011.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At September 30, 2012, these non-revolving credit facilities had total unused availability of 360 million renminbi ($57 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. There were $468 million and $389 million of borrowings outstanding under these facilities at September 30, 2012 and December 31, 2011, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. Restricted cash of $24 million and $9 million was related to funds obtained under these credit facilities at September 30, 2012 and December 31, 2011, respectively.
OTHER DOMESTIC DEBT
Global and North American Tire Headquarters
On April 13, 2011, we entered into agreements for the construction of a new Global and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. In addition, on October 31, 2011, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we will record a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheet as costs are incurred during the construction period. The total cost of the project is expected to be $200 million, of which approximately $60 million will be funded by government financing and incentives. The total financing liability is expected to approximate $140 million, of which $109 million has been recorded in long term debt and capital leases at September 30, 2012.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2012	2011
Fair Values — asset (liability):
Accounts receivable	$9	$26
Other assets	—	—
Other current liabilities	(10)	(5)
Other long term liabilities	—	(1)

At September 30, 2012 and December 31, 2011, these outstanding foreign currency derivatives had notional amounts of $995 million and $1,056 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses of $1 million and $4 million for the three and nine months ended September 30, 2012, respectively, compared to net transaction gains of $54 million and $15 million for the three and nine months ended September 30, 2011, respectively, on foreign currency derivatives. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2012	2011
Fair Values — asset (liability):
Accounts receivable	$1	$11
Other current liabilities	(3)	—

At September 30, 2012 and December 31, 2011, these outstanding foreign currency derivatives had notional amounts of $146 million and $171 million, respectively, and primarily related to intercompany transactions.

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2012	2011	2012	2011
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$4	$(14)	$2	$—
Amount of deferred (gain) loss reclassified from AOCL into CGS	(6)	7	(10)	9
Amounts excluded from effectiveness testing	(1)	2	(1)	2

The estimated net amount of the deferred gains on September 30, 2012 that is expected to be reclassified to earnings within the next twelve months is $3 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Assets:
Investments	$44	$44	$44	$44	$—	$—	$—	$—
Foreign Exchange Contracts	10	37	—	—	10	37	—	—
Total Assets at Fair Value	$54	$81	$44	$44	$10	$37	$—	$—

Liabilities:
Foreign Exchange Contracts	$13	$6	$—	$—	$13	$5	$—	$1
Total Liabilities at Fair Value	$13	$6	$—	$—	$13	$5	$—	$1

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, classified as Level 1, at September 30, 2012 and December 31, 2011. The fair value was estimated using quoted market prices.

	September 30,	December 31,
(In millions)	2012	2011
Fixed Rate Debt:
Carrying amount — liability	$3,005	$2,843
Fair value — liability	3,223	2,891

Variable Rate Debt:
Carrying amount — liability	$2,778	$2,071
Fair value — liability	2,738	2,029

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Service cost — benefits earned during the period	$10	$10	$30	$31
Interest cost on projected benefit obligation	65	71	196	212
Expected return on plan assets	(75)	(76)	(225)	(229)
Amortization of: — prior service cost	5	5	17	17
— net losses	45	33	134	100
Net periodic pension cost	50	43	152	131
Curtailments/settlements/termination benefits	—	4	—	15
Total defined benefit pension cost	$50	$47	$152	$146

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Service cost — benefits earned during the period	$8	$8	$23	$24
Interest cost on projected benefit obligation	36	37	106	113
Expected return on plan assets	(28)	(33)	(87)	(99)
Amortization of: — prior service cost	—	1	1	2
— net losses	11	10	34	29
Net periodic pension cost	27	23	77	69
Curtailments/settlements/termination benefits	11	—	11	—
Total defined benefit pension cost	$38	$23	$88	$69

For the three months ended September 30, 2012, curtailments/settlements/termination benefits of $11 million include a settlement charge of $9 million related to the purchase of annuities from existing plan assets to settle obligations of one of our U.K. pension plans.
During the three and nine months ended September 30, 2011, we recognized settlement charges of $4 million and $15 million, respectively, related to one of our U.S. pension plans. These settlement charges resulted from total lump sum payments through September 30, 2011 exceeding estimated annual service and interest cost for the plan.
We expect to contribute approximately $550 million to $600 million to our funded U.S. and non-U.S. pension plans in 2012. For the three and nine months ended September 30, 2012, we contributed $28 million and $109 million, respectively, to our non-U.S. plans and for the three and nine months ended September 30, 2012, we contributed $225 million and $354 million, respectively, to our U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2012 and 2011 was $22 million and $24 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $72 million and $75 million, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit cost for the three months ended September 30, 2012 and 2011 was $0 million and $2 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $3 million and $7 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the third quarter of 2012, we announced changes to our U.S. and Canadian salaried other postretirement benefit plans, effective January 1, 2013. The changes consist primarily of eliminating coverage for participants who are or become at least age 65 and eligible for government subsidized programs. As a result of these actions, we were required to remeasure the benefit obligations of the affected plans which resulted in the reduction of our U.S. other postretirement benefit obligation by $56 million and our Canadian other postretirement benefit obligation by $18 million. The discount rate used to measure the benefit obligation of our U.S. salaried other postretirement benefit plans at August 31, 2012 was 3.0%, compared to 4.0% at December 31, 2011. The discount rate used to measure the benefit obligation of our Canadian salaried other postretirement benefit plan at August 31, 2012 was 4.0%, compared to 4.25% at December 31, 2011.

As a result of the changes described above, the estimated prior service credit for the other postretirement benefit plans that will be amortized from AOCL into other postretirement benefit cost in 2012 is a benefit of $40 million, compared to our previous estimate of $37 million at December 31, 2011, and estimated future benefit payments, net of retiree contributions, for other postretirement benefit plans are expected to be reduced by approximately $5 million to $10 million on an annual basis over the next 10 years.

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.9 million stock options and 0.2 million performance share units during the nine months ended September 30, 2012 under our 2008 Performance Plan. The 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the nine months ended September 30, 2012 were $12.79 and $6.35, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 1.1%
Volatility: 50.77%
Dividend yield: Nil
We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $13.57 for grants made during the nine months ended September 30, 2012.
We recognized stock-based compensation expense of $5 million and $10 million during the three and nine months ended September 30, 2012, respectively. At September 30, 2012, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $28 million and is expected to be recognized over the remaining vesting period of the respective grants, through August 2016. We recognized stock-based compensation (benefit) expense of $(2) million and $10 million during the three and nine months ended September 30, 2011, respectively.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $45 million and $46 million at September 30, 2012 and December 31, 2011, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $10 million and $11 million was included in Other Current Liabilities at September 30, 2012 and December 31, 2011, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $311 million and $302 million for anticipated costs related to workers’ compensation at September 30, 2012 and December 31, 2011, respectively. Of these amounts, $61 million and $63 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2012 and December 31, 2011, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2012 and December 31, 2011, the liability was discounted using a risk-free rate of return.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $290 million and $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims presently asserted against us at September 30, 2012 and December 31, 2011, respectively. Of these amounts, $40 million was included in Other Current Liabilities at September 30, 2012 and December 31, 2011. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. The amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 105,300 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $395 million through September 30, 2012 and $388 million through December 31, 2011.
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

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2012	December 31, 2011
Pending claims, beginning of period	78,500	83,700
New claims filed	1,700	2,200
Claims settled/dismissed	(7,200)	(7,400)
Pending claims, end of period	73,000	78,500
Payments (1)	$7	$23
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $136 million and $138 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, we estimate that it is reasonably possible that our gross liabilities, net of our estimate for probable insurance recoveries, could exceed our recorded amounts by approximately $10 million.
We recorded a receivable related to asbestos claims of $70 million and $67 million as of September 30, 2012 and December 31, 2011, respectively. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $9 million and $8 million was included in Current Assets as part of Accounts Receivable at September 30, 2012 and December 31, 2011, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We believe that, at September 30, 2012, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis, pursuant to coverage-in-place agreements at September 30, 2012.
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
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totaled 92 million Brazilian real (approximately $45 million). We received similar assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to other suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $43 million). We have filed responses contesting all of the assessments and are defending these matters. In the event we are unsuccessful in defending one or more of these assessments, our results of operations could be materially affected.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees written and other commitments totaling approximately $62 million at September 30, 2012, compared to $105 million at December 31, 2011, primarily related to our obligations in connection with the financing of the construction of our new Global and North American Tire Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

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
In the first nine months of 2012, we paid cash dividends of $22 million on our mandatory convertible preferred stock. On August 25, 2012, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on October 1, 2012 to stockholders of record as of the close of business of September 14, 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2012 and 2011:

	September 30, 2012			September 30, 2011
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$749	$268	$1,017	$644	$277	$921
Purchase of subsidiary shares from minority interest	—	(18)	(18)	—	—	—
Comprehensive income:
Net income	205	26	231	318	38	356
Foreign currency translation (net of tax of $0 in 2012 and $0 in 2011)	40	11	51	(103)	(20)	(123)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $6 in 2012 and $2 in 2011)	154	—	154	122	—	122
Decrease (increase) in net actuarial losses (net of tax of $7 in 2012 and $1 in 2011)	15	—	15	(1)	—	(1)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $0 in 2012 and $1 in 2011)	7	—	7	17	—	17
Prior service credit from plan amendments (net of tax of $3 in 2012 and $0 in 2011)	72	—	72	—	—	—
Deferred derivative losses (net of tax of $0 in 2012 and $0 in 2011)	(1)	—	(1)	—	—	—
Reclassification adjustment for amounts recognized in income (net of tax of $(3) in 2012 and $0 in 2011)	(4)	—	(4)	8	—	8
Unrealized investment gains (net of tax of $0 in 2012 and $0 in 2011)	—	—	—	8	—	8
Other comprehensive income (loss)	283	11	294	51	(20)	31
Total comprehensive income	488	37	525	369	18	387
Dividends declared to minority shareholders	—	(9)	(9)	—	(20)	(20)
Stock-based compensation plans (Note 10)	14	—	14	10	—	10
Preferred stock issued, net of expenses	—	—	—	484	—	484
Preferred stock dividends declared	(22)	—	(22)	(15)	—	(15)
Common stock issued from treasury	1	—	1	7	—	7
Other	—	—	—	—	1	1
Balance at end of period	$1,230	$278	$1,508	$1,499	$276	$1,775

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Balance at beginning of period	$602	$638	$607	$584

Comprehensive income (loss):
Net income	8	24	13	35
Foreign currency translation, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	13	(41)	1	2
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	1	1	4	3
(Increase) decrease in net actuarial losses, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	(2)	—	(2)	1
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	2	—	2	—
Prior service credit from plan amendments, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	1	—	1	—
Deferred derivative (losses) gains, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	(1)	3	(1)	—
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2012 ($0 and $0 in 2011)	(2)	1	(3)	1
Total comprehensive income (loss)	20	(12)	15	42
Dividends declared to minority shareholders	(4)	—	(4)	—
Balance at end of period	$618	$626	$618	$626

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
Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or services charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of the capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group. Effective in the second quarter of 2012, Wingfoot Mold Leasing Company became a guarantor subsidiary.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	September 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$944	$105	$1,208	$—	$2,257
Accounts Receivable	902	291	2,362	—	3,555
Accounts Receivable From Affiliates	—	539	247	(786)	—
Inventories	1,418	202	2,056	(80)	3,596
Prepaid Expenses and Other Current Assets	68	10	311	8	397
Total Current Assets	3,332	1,147	6,184	(858)	9,805
Goodwill	—	25	456	174	655
Intangible Assets	110	1	43	—	154
Deferred Income Taxes	—	67	78	—	145
Other Assets	239	50	233	—	522
Investments in Subsidiaries	4,346	352	4,414	(9,112)	—
Property, Plant and Equipment	2,185	155	4,337	(19)	6,658
Total Assets	$10,212	$1,797	$15,745	$(9,815)	$17,939
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$808	$186	$2,152	$—	$3,146
Accounts Payable to Affiliates	786	—	—	(786)	—
Compensation and Benefits	378	33	365	—	776
Other Current Liabilities	352	45	808	(12)	1,193
Notes Payable and Overdrafts	—	—	163	—	163
Long Term Debt and Capital Leases Due Within One Year	8	—	102	—	110
Total Current Liabilities	2,332	264	3,590	(798)	5,388
Long Term Debt and Capital Leases	3,422	—	2,286	—	5,708
Compensation and Benefits	2,386	235	833	—	3,454
Deferred and Other Noncurrent Income Taxes	35	6	224	(2)	263
Other Long Term Liabilities	807	33	160	—	1,000
Total Liabilities	8,982	538	7,093	(800)	15,813
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	416	202	618
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	245	338	5,099	(5,437)	245
Capital Surplus	2,817	49	1,099	(1,148)	2,817
Retained Earnings	1,370	1,368	2,965	(4,333)	1,370
Accumulated Other Comprehensive Loss	(3,702)	(496)	(1,205)	1,701	(3,702)
Goodyear Shareholders’ Equity	1,230	1,259	7,958	(9,217)	1,230
Minority Shareholders’ Equity — Nonredeemable	—	—	278	—	278
Total Shareholders’ Equity	1,230	1,259	8,236	(9,217)	1,508
Total Liabilities and Shareholders’ Equity	$10,212	$1,797	$15,745	$(9,815)	$17,939

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Balance Sheet
	December 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$916	$112	$1,744	$—	$2,772
Accounts Receivable	984	217	1,648	—	2,849
Accounts Receivable From Affiliates	—	513	203	(716)	—
Inventories	1,579	227	2,135	(85)	3,856
Prepaid Expenses and Other Current Assets	53	9	262	11	335
Total Current Assets	3,532	1,078	5,992	(790)	9,812
Goodwill	—	25	460	169	654
Intangible Assets	110	1	46	—	157
Deferred Income Taxes	—	82	63	—	145
Other Assets	226	49	211	—	486
Investments in Subsidiaries	4,067	339	4,367	(8,773)	—
Property, Plant and Equipment	2,129	166	4,040	40	6,375
Total Assets	$10,064	$1,740	$15,179	$(9,354)	$17,629
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$925	$199	$2,544	$—	$3,668
Accounts Payable to Affiliates	716	—	—	(716)	—
Compensation and Benefits	445	31	323	—	799
Other Current Liabilities	344	35	687	(16)	1,050
Notes Payable and Overdrafts	—	—	256	—	256
Long Term Debt and Capital Leases Due Within One Year	11	—	145	—	156
Total Current Liabilities	2,441	265	3,955	(732)	5,929
Long Term Debt and Capital Leases	3,271	—	1,518	—	4,789
Compensation and Benefits	2,793	294	915	—	4,002
Deferred and Other Noncurrent Income Taxes	32	6	198	8	244
Other Long Term Liabilities	778	32	231	—	1,041
Total Liabilities	9,315	597	6,817	(724)	16,005
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	404	203	607
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	245	339	5,027	(5,366)	245
Capital Surplus	2,808	39	1,065	(1,104)	2,808
Retained Earnings	1,187	1,306	2,847	(4,153)	1,187
Accumulated Other Comprehensive Loss	(3,991)	(541)	(1,249)	1,790	(3,991)
Goodyear Shareholders’ Equity	749	1,143	7,690	(8,833)	749
Minority Shareholders’ Equity — Nonredeemable	—	—	268	—	268
Total Shareholders’ Equity	749	1,143	7,958	(8,833)	1,017
Total Liabilities and Shareholders’ Equity	$10,064	$1,740	$15,179	$(9,354)	$17,629

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Income Statements
	Three Months Ended September 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,304	$780	$5,591	$(3,411)	$5,264
Cost of Goods Sold	2,038	712	5,038	(3,473)	4,315
Selling, Administrative and General Expense	217	44	395	(4)	652
Rationalizations	3	5	18	—	26
Interest Expense	65	8	68	(55)	86
Other (Income) Expense	(63)	(5)	(41)	108	(1)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	44	16	113	13	186
United States and Foreign Taxes	2	5	42	4	53
Equity in Earnings of Subsidiaries	75	6	—	(81)	—
Net Income (Loss)	117	17	71	(72)	133
Less: Minority Shareholders’ Net Income	—	—	16	—	16
Goodyear Net Income (Loss)	117	17	55	(72)	117
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$110	$17	$55	$(72)	$110
Comprehensive Income (Loss)	$284	$32	$134	$(130)	$320
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	33	3	36
Goodyear Comprehensive Income (Loss)	$284	$32	$101	$(133)	$284

	Three Months Ended September 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,451	$781	$7,135	$(4,305)	$6,062
Cost of Goods Sold	2,251	689	6,410	(4,377)	4,973
Selling, Administrative and General Expense	210	50	420	(3)	677
Rationalizations	19	—	6	—	25
Interest Expense	59	5	73	(51)	86
Other (Income) Expense	(80)	(1)	(55)	132	(4)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(8)	38	281	(6)	305
United States and Foreign Taxes	30	—	65	(1)	94
Equity in Earnings of Subsidiaries	206	22	—	(228)	—
Net Income (Loss)	168	60	216	(233)	211
Less: Minority Shareholders’ Net Income	—	—	43	—	43
Goodyear Net Income (Loss)	168	60	173	(233)	168
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$161	$60	$173	$(233)	$161
Comprehensive Income (Loss)	$28	$77	$1	$(97)	$9
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	(3)	(16)	(19)
Goodyear Comprehensive Income (Loss)	$28	$77	$4	$(81)	$28

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Income Statements
	Nine Months Ended September 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$6,765	$2,272	$17,293	$(10,383)	$15,947
Cost of Goods Sold	5,977	2,043	15,582	(10,539)	13,063
Selling, Administrative and General Expense	648	139	1,229	(5)	2,011
Rationalizations	23	6	38	—	67
Interest Expense	193	19	218	(160)	270
Other (Income) Expense	(81)	(20)	(98)	327	128
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	5	85	324	(6)	408
United States and Foreign Taxes	16	24	122	2	164
Equity in Earnings of Subsidiaries	216	1	—	(217)	—
Net Income (Loss)	205	62	202	(225)	244
Less: Minority Shareholders’ Net Income	—	—	39	—	39
Goodyear Net Income (Loss)	205	62	163	(225)	205
Less: Preferred Stock Dividends	22	—	—	—	22
Goodyear Net Income (Loss) available to Common Shareholders	$183	$62	$163	$(225)	$183
Comprehensive Income (Loss)	$488	$107	$260	$(315)	$540
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	53	(1)	52
Goodyear Comprehensive Income (Loss)	$488	$107	$207	$(314)	$488

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Income Statements
	Nine Months Ended September 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$6,845	$2,149	$19,926	$(11,836)	$17,084
Cost of Goods Sold	6,174	1,903	17,927	(11,998)	14,006
Selling, Administrative and General Expense	674	139	1,292	(7)	2,098
Rationalizations	56	3	21	—	80
Interest Expense	186	15	168	(128)	241
Other (Income) Expense	(174)	(13)	(94)	329	48
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(71)	102	612	(32)	611
United States and Foreign Taxes	29	7	190	(6)	220
Equity in Earnings of Subsidiaries	418	36	—	(454)	—
Net Income (Loss)	318	131	422	(480)	391
Less: Minority Shareholders’ Net Income	—	—	73	—	73
Goodyear Net Income (Loss)	318	131	349	(480)	318
Less: Preferred Stock Dividends	15	—	—	—	15
Goodyear Net Income (Loss) available to Common Shareholders	$303	$131	$349	$(480)	$303
Comprehensive Income (Loss)	$369	$158	$345	$(443)	$429
Less: Comprehensive Income Attributable to Minority Shareholders	—	—	59	1	60
Goodyear Comprehensive Income (Loss)	$369	$158	$286	$(444)	$369

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$219	$—	$(283)	$(265)	$(329)
Cash Flows from Investing Activities:
Capital expenditures	(165)	(10)	(618)	5	(788)
Asset dispositions	5	—	9	—	14
Government grants received	—	—	2	—	2
Capital contributions and loans	(55)	—	(48)	103	—
Capital redemptions and loans	81	—	—	(81)	—
Increase in restricted cash	(1)	—	(16)	—	(17)
Other transactions	4	—	(15)	—	(11)
Total Cash Flows from Investing Activities	(131)	(10)	(686)	27	(800)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	74	—	74
Short term debt and overdrafts paid	—	—	(89)	—	(89)
Long term debt incurred	800	—	2,242	—	3,042
Long term debt paid	(759)	—	(1,563)	—	(2,322)
Common stock issued	1	—	—	—	1
Preferred stock dividends paid	(22)	—	—	—	(22)
Capital contributions and loans	—	—	103	(103)	—
Capital redemptions and loans	—	—	(81)	81	—
Intercompany dividends paid	—	—	(260)	260	—
Transactions with minority interests in subsidiaries	(17)	—	(6)	—	(23)
Debt related costs and other transactions	(63)	—	—	—	(63)
Total Cash Flows from Financing Activities	(60)	—	420	238	598
Effect of exchange rate changes on cash and cash equivalents	—	3	13	—	16
Net Change in Cash and Cash Equivalents	28	(7)	(536)	—	(515)
Cash and Cash Equivalents at Beginning of the Period	916	112	1,744	—	2,772
Cash and Cash Equivalents at End of the Period	$944	$105	$1,208	$—	$2,257

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(455)	$47	$(324)	$(240)	$(972)
Cash Flows from Investing Activities:
Capital expenditures	(167)	(19)	(620)	—	(806)
Asset dispositions	61	—	7	—	68
Government grants received	—	—	55	—	55
Capital contributions	—	—	(11)	11	—
Increase in restricted cash	—	—	(32)	—	(32)
Total Cash Flows from Investing Activities	(106)	(19)	(601)	11	(715)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	190	—	190
Short term debt and overdrafts paid	—	—	(93)	—	(93)
Long term debt incurred	212	—	2,791	—	3,003
Long term debt paid	(350)	—	(1,324)	—	(1,674)
Proceeds from issuance of preferred stock	484	—	—	—	484
Preferred stock dividends paid	(7)	—	—	—	(7)
Common stock issued	7	—	—	—	7
Capital contributions and loans	—	—	11	(11)	—
Intercompany dividends paid	—	—	(240)	240	—
Transactions with minority interests in subsidiaries	—	—	(15)	—	(15)
Debt related costs and other transactions	(1)	—	(19)	—	(20)
Total Cash Flows from Financing Activities	345	—	1,301	229	1,875
Effect of exchange rate changes on cash and cash equivalents	—	(3)	(64)	—	(67)
Net Change in Cash and Cash Equivalents	(216)	25	312	—	121
Cash and Cash Equivalents at Beginning of the Period	792	38	1,175	—	2,005
Cash and Cash Equivalents at End of the Period	$576	$63	$1,487	$—	$2,126

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income available to common shareholders.
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
We continued to experience a difficult economic environment and challenging industry conditions, particularly in Europe, in the third quarter of 2012. Our tire unit shipments in the third quarter of 2012 were down approximately 12% compared to the third quarter of 2011, reflecting weaker replacement volumes, primarily in Europe. Volatile economic conditions and high inflation and interest rates in emerging markets also continued to contribute to challenging industry conditions, particularly in Latin America. We produced improved segment operating income in North American Tire and Asia Pacific Tire in the third quarter of 2012 compared to the third quarter of 2011 — with North American Tire producing segment operating income of $130 million, a 67% increase over the prior year period.
In the third quarter of 2012, we cut our production by approximately 6 million units due to the lower sales volumes that we are experiencing. We expect to further cut our production in the fourth quarter of 2012, primarily in response to recessionary economic conditions in Europe. As a result of the production cuts we have made, we now expect the net impact of incremental under-absorbed fixed costs to be approximately $230 million to $250 million of cost in 2012, with the $80 million of expected cost savings from the closure of our Union City, Tennessee manufacturing facility (“Union City”) being more than offset by the impact of production cuts.
Price and product mix more than offset increased raw material costs and drove a 5% improvement in revenue per tire, excluding the impact of foreign currency translation, in the third quarter of 2012 compared to the third quarter of 2011, reflecting our continued focus on driving improved price and product mix through innovative product offerings in targeted market segments.
In the third quarter of 2012, we realized approximately $102 million of cost savings, net of profit sharing costs in North American Tire under our United Steelworkers contract, including $60 million of raw material cost saving measures. Through the third quarter of 2012, we have essentially achieved our 3-year (2010-12) cost savings goal of $1.0 billion. We will take additional cost saving actions in the fourth quarter of 2012 and now expect to exceed our goal. In the third quarter of 2012, we incurred approximately $89 million of incremental under-absorbed fixed overhead costs, net of cost savings from the closure of Union City, due largely to production cuts made in response to decreased demand, primarily in EMEA and North American Tire.
Net sales were $5,264 million in the third quarter of 2012, compared to $6,062 million in the third quarter of 2011. Net sales were $15,947 million in the first nine months of 2012, compared to $17,084 million in the first nine months of 2011. Net sales in both periods decreased due to lower tire volumes, unfavorable foreign currency translation, primarily in EMEA, and lower sales in other tire-related businesses, primarily sales of chemical products in North American Tire. These decreases were partially offset by improved price and product mix.
In the third quarter of 2012, Goodyear net income was $117 million, compared to Goodyear net income of $168 million in the third quarter of 2011. In the third quarter of 2012, Goodyear net income available to common shareholders was $110 million, or $0.41 per share, compared to Goodyear net income available to common shareholders of $161 million, or $0.60 per share, in the third quarter of 2011. Our total segment operating income for the third quarter of 2012 was $348 million, compared to $463 million in the third quarter of 2011. The $115 million decrease in segment operating income was due primarily to increased conversion costs, lower tire volume and lower sales in other tire-related businesses, primarily sales of chemical products in North American Tire. The reduction in segment operating income was partially offset by improved price and product mix of $159 million and a decrease in raw material costs of $13 million, including the effect of raw material cost saving measures. See “Results of Operations — Segment Information” for additional information.

In the first nine months of 2012, Goodyear net income was $205 million, compared to Goodyear net income of $318 million in the first nine months of 2011. In the first nine months of 2012, Goodyear net income available to common shareholders was $183 million, or $0.73 per share, reflecting $22 million of preferred stock dividends, compared to Goodyear net income available to common shareholders of $303 million, or $1.19 per share, reflecting $15 million of preferred stock dividends, in the first nine months of 2011. Our total segment operating income for the first nine months of 2012 was $976 million, compared to segment operating income of $1,172 million in the first nine months of 2011. The $196 million decrease in segment operating income was due primarily to increased conversion costs and lower tire volume. The reduction in segment operating income was partially offset by improved price and product mix of $997 million, which more than offset an increase in raw material costs of $578 million, including the effect of raw material cost saving measures. See "Results of Operations — Segment Information” for additional information.
At September 30, 2012, we had $2,257 million in Cash and cash equivalents as well as $2,198 million of unused availability under our various credit agreements, compared to $2,772 million and $2,544 million, respectively, at December 31, 2011. Cash and cash equivalents decreased by $515 million from December 31, 2011 due primarily to cash used to fund a seasonal increase in working capital, capital expenditures and pension funding. See “Liquidity and Capital Resources” for additional information.
We now expect that our full-year tire unit volume for 2012 will be down approximately 8% compared with 2011 due to recessionary economic conditions in Europe and continuing economic weakness in other parts of the world. Global tire industry demand continues to be difficult to predict. For the full year in North America, we now expect industry volumes in consumer replacement to be down 2% to 3%, consumer original equipment to be up 8% to 10%, commercial replacement to be down 6% to 8%, and commercial original equipment to be up 6% to 8%. For the full year in Europe, industry volumes in consumer replacement are expected to be down 8% to 10%, consumer original equipment to be down 6% to 8%, commercial replacement to be down 6% to 8%, and commercial original equipment to be down 5% to 7%.
We expect our raw material costs in the fourth quarter of 2012 to be down approximately 10% when compared with the fourth quarter of 2011. For the full year of 2012, we continue to expect our raw material costs will increase approximately 7% compared with 2011. Natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change based on fluctuations in the cost of these and other key raw materials. In order to address the impact of rising raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2012 and 2011
Net sales in the third quarter of 2012 were $5,264 million, decreasing $798 million, or 13.2%, from $6,062 million in the third quarter of 2011. Goodyear net income was $117 million in the third quarter of 2012, compared to Goodyear net income of $168 million in the third quarter of 2011. Goodyear net income available to common shareholders was $110 million, or $0.41 per share, in the third quarter of 2012, compared to Goodyear net income available to common shareholders of $161 million, or $0.60 per share, in the third quarter of 2011.
Net sales decreased in the third quarter of 2012, due primarily to a decrease in tire volume of $592 million, unfavorable foreign currency translation of $258 million, and lower sales in other tire-related businesses of $157 million, primarily in North American Tire due to lower sales of chemical products to third parties. This was partially offset by an increase in price and product mix of $235 million. Consumer and commercial net sales in the third quarter of 2012 were $2,913 million and $1,048 million, respectively. Consumer and commercial net sales in the third quarter of 2011 were $3,281 million and $1,227 million, respectively.
Worldwide tire unit sales in the third quarter of 2012 were 41.8 million units, decreasing 5.9 million units, or 12.4%, from 47.7 million units in the third quarter of 2011. Replacement tire volume decreased 5.8 million units, or 16.3%. Original equipment ("OE") tire volume decreased 0.1 million units, or 1.0%. The decrease in replacement tires was a result of aggressive competition globally and economic weakness and uncertainty, primarily in EMEA. Consumer and commercial tire unit sales in the third quarter of 2012 were 38.1 million and 3.2 million, respectively. Consumer and commercial tire unit sales in the third quarter of 2011 were 43.3 million and 3.9 million, respectively.
Cost of goods sold (“CGS”) in the third quarter of 2012 was $4,315 million, decreasing $658 million, or 13.2%, from $4,973 million in the third quarter of 2011. CGS decreased due to lower tire volume of $478 million, favorable foreign currency translation of $208 million, and lower costs in other tire-related businesses of $130 million. These decreases were partially offset by increased conversion costs of $138 million. Conversion costs included higher under-absorbed fixed overhead costs of approximately $89 million due to lower production volume at existing plants, primarily in EMEA and North American Tire, net of cost savings of approximately $20 million from the closure of Union City; incremental start-up expenses for our new manufacturing facility in Pulandian, China of $3 million; and inflationary cost increases. CGS in the third quarter of 2012 included $9 million ($6 million after-tax or $0.02 per share) in settlement charges related to a U.K. pension plan. The third quarter of 2012 also included accelerated depreciation of $13 million ($10 million after-tax or $0.04 per share), primarily related to the closure of our Dalian, China manufacturing facility in the third quarter of 2012, compared to $12 million ($12 million after-tax or $0.04 per share) in the 2011 period, primarily related to the closure of Union City. CGS was 82.0% of sales in the third quarter of 2012 and 2011.
Selling, administrative and general expense (“SAG”) in the third quarter of 2012 was $652 million, decreasing $25 million, or 3.7%, from $677 million in the third quarter of 2011. The decrease in SAG was primarily driven by favorable foreign currency translation of $33 million, lower advertising expenses of $8 million, and lower general and product liability costs, partially offset by higher wages and benefits of $17 million. SAG included $3 million in savings from rationalization plans. SAG was 12.4% of sales in the third quarter of 2012, compared to 11.2% in the third quarter of 2011.
We recorded net rationalization charges of $26 million in the third quarter of 2012 ($22 million after-tax or $0.08 per share). Rationalization actions initiated in the third quarter of 2012 primarily consisted of SAG headcount reductions in Europe, Australia, New Zealand and North America. We recorded net rationalization charges of $25 million in the third quarter of 2011 ($23 million after-tax or $0.08 per share), primarily related to the closure of Union City.
Interest expense was $86 million in both the third quarter of 2012 and 2011. Higher average debt balances of $5,826 million in the third quarter of 2012 compared to $5,694 million in the third quarter of 2011 were offset by a decrease in average interest rates to 6.09% in the third quarter of 2012 from 6.50% in the third quarter of 2011.
Other (Income) Expense in the third quarter of 2012 was $1 million of income, decreasing $3 million from $4 million of income in the third quarter of 2011. Financing fees were $14 million in the third quarter of 2012 compared to $9 million in the third quarter of 2011. Net gains on asset sales were $5 million ($5 million after-tax or $0.02 per share) in the third quarter of 2012 compared to net gains on asset sales of $11 million ($5 million after-tax or $0.02 per share) in the 2011 period. Net gains on asset sales in the third quarter of 2012 primarily related to the sale of property in North American Tire. Net gains on asset sales in the third quarter of 2011 primarily related to the sale of land in Asia Pacific Tire.

Tax expense in the third quarter of 2012 was $53 million on income before income taxes of $186 million. Income tax expense in the third quarter of 2012 was unfavorably impacted by $4 million ($3 million after minority interest or $0.01 per share) due primarily to an enacted tax law change. In the third quarter of 2011, we recorded tax expense of $94 million on income before income taxes of $305 million. Income tax expense in the third quarter of 2011 was unfavorably impacted by $5 million ($4 million after minority interest or $0.01 per share) due primarily to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction.
Minority shareholders’ net income in the third quarter of 2012 was $16 million, compared to $43 million in 2011. The decrease was due primarily to decreased earnings in our joint venture in Europe, partially offset by an improvement in earnings in our joint venture in North America.
Nine Months Ended September 30, 2012 and 2011
Net sales in the first nine months of 2012 were $15,947 million, decreasing $1,137 million, or 6.7%, from $17,084 million in the first nine months of 2011. Goodyear net income was $205 million in the first nine months of 2012, compared to Goodyear net income of $318 million in the first nine months of 2011. Goodyear net income available to common shareholders was $183 million, or $0.73 per share, reflecting $22 million of preferred stock dividends, in the first nine months of 2012, compared to Goodyear net income available to common shareholders of $303 million, or $1.19 per share, reflecting $15 million of preferred stock dividends, in the first nine months of 2011.
Net sales decreased in the first nine months of 2012 due to lower tire volume of $1,301 million, unfavorable foreign currency translation of $681 million, primarily in EMEA, and $268 million in other tire-related businesses, primarily due to lower sales of chemical products in North American Tire. These decreases were partially offset by improved price and product mix of $1,197 million. Consumer and commercial net sales in the first nine months of 2012 were $8,621 million and $3,176 million, respectively. Consumer and commercial net sales in the first nine months of 2011 were $9,056 million and $3,440 million, respectively.
Worldwide tire unit sales in the first nine months of 2012 were 124.0 million units, decreasing 13.4 million units, or 9.8%, from 137.4 million units in the first nine months of 2011. Replacement tire volume decreased 14.5 million units, or 14.3%, due to weakening industry volumes and aggressive competition. OE tire volume increased 1.0 million units, or 2.8%, primarily in North American Tire due to increased consumer vehicle production. Consumer and commercial tire unit sales in the first nine months of 2012 were 112.7 million and 9.7 million, respectively. Consumer and commercial tire unit sales in the first nine months of 2011 were 124.4 million and 11.2 million, respectively.
CGS in the first nine months of 2012 was $13,063 million, decreasing $943 million, or 6.7%, from $14,006 million in the first nine months of 2011. CGS decreased due to lower tire volume of $1,081 million, favorable foreign currency translation of $549 million, and lower costs in other tire-related businesses of $252 million. This was partially offset by higher raw material costs of $578 million, increased conversion costs of $295 million, and product mix-related manufacturing cost increases of $200 million. The higher conversion costs were caused primarily by higher under-absorbed fixed overhead costs of approximately $113 million due to lower production volume, primarily in EMEA, net of cost savings of approximately $60 million from the closure of Union City; incremental start-up expenses for our new manufacturing facility in Pulandian, China of $15 million; and inflationary cost increases. CGS in the first nine months of 2012 included $3 million ($3 million after-tax or $0.01 per share) in charges related to repairs for 2011 tornado damage at our manufacturing facility in Fayetteville, North Carolina and $9 million ($6 million after-tax or $0.02 per share) in settlement charges related to a U.K. pension plan. The first nine months of 2012 also included accelerated depreciation of $19 million ($15 million after-tax or $0.05 per share), primarily related to the closure of our Dalian, China manufacturing facility in the third quarter of 2012, compared to $46 million ($45 million after-tax or $0.17 per share) in the 2011 period, primarily related to the closure of Union City. CGS was 82% of sales in the first nine months of 2012 and 2011.
SAG in the first nine months of 2012 was $2,011 million, decreasing $87 million, or 4.1%, from $2,098 million in the first nine months of 2011. The decrease in SAG was primarily driven by favorable foreign currency translation of $100 million and lower advertising expenses of $24 million, which were partially offset by increased warehousing costs of $19 million and increased wages and benefits of $17 million. SAG included $7 million in savings from rationalization plans. SAG was 12.6% of sales in the first nine months of 2012, compared to 12.3% in the first nine months of 2011.
We recorded net rationalization charges of $67 million ($57 million after-tax or $0.20 per share) in the first nine months of 2012, which included $20 million of charges related to the closure of Union City. Rationalization actions initiated in 2012 primarily consisted of manufacturing and SAG headcount reductions in Europe, Australia, New Zealand and North America. We recorded net rationalization charges of $80 million ($74 million after-tax or $0.28 per share) in the first nine months of 2011. Rationalization actions initiated in 2011 primarily consisted of manufacturing and SAG headcount reductions in EMEA and Asia Pacific Tire.

Upon completion of the 2012 plans, we estimate that annual operating costs will be reduced by approximately $37 million ($2 million in CGS and $35 million in SAG). For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest expense in the first nine months of 2012 was $270 million, increasing $29 million, or 12.0%, from $241 million in the first nine months of 2011. The increase is a result of higher average debt balances of $5,631 million in the first nine months of 2012 compared to $5,334 million in the first nine months of 2011, and an increase in average interest rates to 6.09% in the first nine months of 2012 from 6.02% in the first nine months of 2011. In addition, we recorded an adjustment of $13 million of expense in the first quarter of 2012 to correct capitalized interest recorded in prior periods.
Other (Income) Expense in the first nine months of 2012 was $128 million, increasing $80 million from $48 million in the first nine months of 2011. In the first nine months of 2012, financing fees included a charge of $24 million ($24 million after-tax or $0.09 per share), primarily related to the amendment and restatement of our U.S. second lien term loan facility in the second quarter. Also included was a first quarter charge of $86 million ($86 million after-tax or $0.31 per share) related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. In the first nine months of 2011, we recorded $53 million ($53 million after-tax or $0.20 per share) in financing fees related to the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million was a cash premium paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Net gains on asset sales were $22 million ($18 million after-tax or $0.06 per share) in the first nine months of 2012 compared to $24 million ($16 million after-tax or $0.06 per share) in the 2011 period. Net gains on asset sales in 2012 included third quarter gains on the sale of property in North American Tire, second quarter gains on the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias truck tire business in Latin American Tire, and a first quarter gain on the sale of property in North American Tire. Net gains in the first nine months of 2011 related primarily to the sale of land in Asia Pacific Tire, the sale of the farm tire business in Latin American Tire and the recognition of a deferred gain from the sale of property in North American Tire. Also included in Other (Income) Expense in the second quarter of 2012 was a charge of $20 million ($20 million after-tax or $0.07 per share) related to labor claims in EMEA.
Tax expense in the first nine months of 2012 was $164 million on income before income taxes of $408 million. Income tax expense was unfavorably impacted by $10 million ($8 million after minority interest or $0.03 per share) due to various discrete items. In the first nine months of 2011, we recorded tax expense of $220 million on income before income taxes of $611 million. Income tax expense was unfavorably impacted by $23 million ($17 million after minority interest or $0.06 per share) due primarily to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction.
Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. In certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all, or a portion of these valuation allowances within the next 12 months will exist, resulting in possible one-time tax benefits of up to $60 million ($45 million net of minority interest).
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Income Taxes.
Minority shareholders’ net income in the first nine months of 2012 was $39 million, compared to net income of $73 million in 2011. The decrease was due primarily to decreased earnings in our joint venture in Europe, partially offset by an improvement in earnings in our joint venture in North America.

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
Total segment operating income in the third quarter of 2012 was $348 million, decreasing $115 million from $463 million in the third quarter of 2011. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2012 was 6.6%, compared to 7.6% in the third quarter of 2011.
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
North American Tire

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2012	2011	Change	Change	2012	2011	Change	Change
Tire Units	15.6	16.6	(1.0)	(5.9)%	46.8	49.4	(2.6)	(5.2)%
Net Sales	$2,404	$2,557	$(153)	(6.0)%	$7,352	$7,275	$77	1.1%
Operating Income	130	78	52	66.7%	398	255	143	56.1%
Operating Margin	5.4%	3.1%			5.4%	3.5%
Three Months Ended September 30, 2012 and 2011
North American Tire unit sales in the third quarter of 2012 decreased 1.0 million units, or 5.9%, to 15.6 million units. The decrease was due primarily to a reduction in replacement tire volume of 1.3 million units, or 10.5%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower end consumer products. Increased OE tire volume of 0.3 million units, or 7.8%, primarily in our consumer business partially offset this decrease.
Net sales in the third quarter of 2012 were $2,404 million, decreasing $153 million, or 6.0%, from $2,557 million in the third quarter of 2011 due primarily to lower sales in our other tire-related businesses of $117 million, driven by a decrease in the price of third-party sales of chemical products, lower tire volume of $100 million and unfavorable foreign currency translation of $7 million. Improved price and product mix of $70 million partially offset these decreases.
Operating income in the third quarter of 2012 was $130 million, improving $52 million, or 66.7%, from $78 million in the third quarter of 2011. Operating income improved due primarily to improved price and product mix of $87 million and lower raw material costs of $21 million. Additionally, SAG expenses decreased $8 million, primarily due to lower warehousing and general and product liability costs. These improvements were partially offset by higher conversion costs of $29 million, decreased profits in our other tire-related businesses of $24 million, driven by a decrease in the price of third-party sales of chemical products, and lower tire volume of $11 million. Higher conversion costs were driven by $44 million of increased under-absorbed overhead costs resulting from lower production volumes, partially offset by $26 million in rationalization savings primarily due to the closure of Union City in July 2011. Increased pension expense and inflationary cost increases also negatively impacted conversion costs.
Operating income in the third quarter of 2012 excluded net rationalization charges of $9 million, primarily related to costs associated with the closure of Union City, and net gains on asset sales of $3 million. Operating income in the third quarter of 2011 excluded net rationalization charges of $20 million and charges for accelerated depreciation of $11 million, primarily related to the closure of Union City, and net gains on asset sales of $2 million.

Nine Months Ended September 30, 2012 and 2011
North American Tire unit sales in the first nine months of 2012 decreased 2.6 million units, or 5.2%, to 46.8 million units. The decrease was due primarily to a reduction in replacement tire volume of 4.3 million units, or 11.5%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower end consumer products. Increased OE tire volume, primarily in our consumer business, of 1.7 million units, or 14.0%, partially offset this decrease.
Net sales in the first nine months of 2012 were $7,352 million, increasing $77 million, or 1.1%, from $7,275 million in the first nine months of 2011. The increase was due primarily to improved price and product mix of $514 million. Lower tire volume of $240 million, lower sales in our other tire-related businesses of $183 million, driven by a decrease in the price and volume of third-party sales of chemical products, and unfavorable foreign currency translation of $14 million, partially offset these improvements.
Operating income in the first nine months of 2012 was $398 million, increasing $143 million, or 56.1%, from $255 million in the first nine months of 2011. The increase in operating income was due primarily to improved price and product mix of $509 million which more than offset increased raw material costs of $277 million. Operating income also benefited from reduced SAG expenses of $15 million, primarily due to lower warehousing and general and product liability costs. These improvements were partially offset by higher conversion costs of $49 million, lower tire volume of $26 million, and decreased profits in our other tire-related businesses of $19 million, driven by a decrease in the price and volume of third-party sales of chemical products. Higher conversion costs were driven by $40 million of increased under-absorbed overhead costs resulting from lower production volumes, as well as increased pension expense and inflationary cost increases. Conversion costs also included net savings from rationalization plans of $59 million primarily related to the closure of Union City.
Operating income in the first nine months of 2012 excluded net rationalization charges of $28 million, primarily related to the closure of Union City, and net gains on asset sales of $7 million. Operating income in the first nine months of 2011 excluded net rationalization charges of $60 million and charges for accelerated depreciation and asset write-offs of $43 million, primarily related to the closure of Union City, and net gains on asset sales of $7 million.
Europe, Middle East and Africa Tire

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2012	2011	Change	Change	2012	2011	Change	Change
Tire Units	16.3	20.7	(4.4)	(21.6)%	48.5	57.4	(8.9)	(15.7)%
Net Sales	$1,748	$2,226	$(478)	(21.5)%	$5,282	$6,128	$(846)	(13.8)%
Operating Income	105	260	(155)	(59.6)%	214	539	(325)	(60.3)%
Operating Margin	6.0%	11.7%			4.1%	8.8%
Three Months Ended September 30, 2012 and 2011
Europe, Middle East and Africa Tire unit sales in the third quarter of 2012 decreased 4.4 million units, or 21.6%, to 16.3 million units. Replacement tire volume decreased 4.0 million units, or 23.9%, primarily in consumer due to aggressive competition, economic weakness and uncertainty in the region, and lower winter tire sales after last year's mild winter. OE tire volume decreased 0.4 million units, or 12.2%, mainly in consumer OE.
Net sales in the third quarter of 2012 were $1,748 million, decreasing $478 million, or 21.5%, from $2,226 million in the third quarter of 2011. Net sales decreased due primarily to lower tire volume of $443 million and unfavorable foreign currency translation of $171 million. These decreases were partially offset by improved price and product mix of $129 million.
Operating income in the third quarter of 2012 was $105 million, decreasing $155 million, or 59.6%, from $260 million in the third quarter of 2011. Operating income decreased due primarily to lower tire volume of $92 million, higher conversion costs of $78 million, and unfavorable foreign currency translation of $8 million. These decreases were partially offset by improved price and product mix of $31 million which more than offset increased raw material costs of $7 million and lower SAG expenses of $7 million. The increase in raw material costs was due to a $12 million charge for a contractual obligation under an offtake agreement for tires that is described below. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $57 million on lower production volume and other inflationary pressures. SAG expenses benefited from lower advertising expenses of $8 million, lower wages and benefits of $5 million and savings from rationalization plans of $3 million. These benefits were partially offset by higher warehousing costs of $10 million.

Operating income in the third quarter of 2012 excluded net rationalization charges of $8 million. Operating income in the third quarter of 2011 excluded net rationalization charges of $2 million and net losses on asset sales of $1 million.
Nine Months Ended September 30, 2012 and 2011
Europe, Middle East and Africa Tire unit sales in the first nine months of 2012 decreased 8.9 million units, or 15.7%, to 48.5 million units. Replacement tire volume decreased 8.1 million units, or 18.5%, primarily in consumer replacement due to economic weakness and uncertainty in the region, which slowed retail demand, aggressive competition, and high trade inventory levels following weak dealer seasonal tire sales. OE tire volume decreased 0.8 million units, or 6.0%, mainly in consumer OE.
Net sales in the first nine months of 2012 were $5,282 million, decreasing $846 million, or 13.8%, from $6,128 million in the first nine months of 2011. Net sales decreased due primarily to lower tire volume of $890 million and unfavorable foreign currency translation of $459 million. These decreases were partially offset by improved price and product mix of $495 million.
Operating income in the first nine months of 2012 was $214 million, decreasing $325 million, or 60.3%, from $539 million in the first nine months of 2011. Operating income decreased due primarily to lower tire volume of $176 million, higher conversion costs of $169 million, an increase in SAG expenses of $25 million and unfavorable foreign currency translation of $14 million. These decreases were partially offset by improved price and product mix of $300 million which more than offset increased raw material costs of $232 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead of $117 million on lower volume and other inflationary pressures. The increase in SAG expenses is due primarily to an increase in warehousing expenses of $20 million and other inflationary pressures. Conversion costs and SAG expenses included savings from rationalization plans of $2 million and $5 million, respectively.
We have a take-or-pay contractual obligation with a third party to purchase a minimum amount of tires through 2013. In the first nine months of 2012, we recorded $27 million of charges in EMEA for the estimated 2012 obligation under this contract and have included the effect in raw material cost.
Operating income in the first nine months of 2012 excluded a charge of $20 million related to labor claims with respect to a previously closed facility, net rationalization charges of $18 million and net gains on asset sales of $8 million. Operating income in the first nine months of 2011 excluded net rationalization charges of $9 million and net gains on asset sales of $1 million.
Latin American Tire

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2012	2011	Change	Change	2012	2011	Change	Change
Tire Units	4.7	5.1	(0.4)	(7.1)%	13.3	15.0	(1.7)	(10.9)%
Net Sales	$520	$651	$(131)	(20.1)%	$1,544	$1,876	$(332)	(17.7)%
Operating Income	49	62	(13)	(21.0)%	162	183	(21)	(11.5)%
Operating Margin	9.4%	9.5%			10.5%	9.8%
Three Months Ended September 30, 2012 and 2011
Latin American Tire unit sales in the third quarter of 2012 decreased 0.4 million units, or 7.1%, to 4.7 million units. Replacement tire volume decreased 0.4 million units, or 12.0%, while OE tire volume remained flat. The decrease in unit volume was primarily due to weaker industry volumes and increased competition. Approximately 0.2 million of the total unit decline was attributable to the May 2012 sale of our bias truck tire business in certain countries.
Net sales in the third quarter of 2012 were $520 million, decreasing $131 million, or 20.1%, from $651 million in the third quarter of 2011. Net sales decreased due primarily to unfavorable foreign currency translation of $60 million, lower tire volume of $39 million, lower sales by other tire-related businesses of $36 million, and $28 million due to the sale of our bias truck tire business. These decreases were partially offset by improved price and product mix of $35 million.

Operating income in the third quarter of 2012 was $49 million, decreasing $13 million, or 21.0%, from $62 million in the third quarter of 2011. Operating income decreased due primarily to higher conversion costs of $20 million, lower tire volume of $9 million, higher SAG expenses of $7 million, and unfavorable foreign currency translation of $3 million. These decreases were partially offset by improved price and product mix of $39 million which more than offset higher raw material costs of $13 million. Conversion costs increased primarily due to higher under-absorbed fixed overhead of $7 million on lower volume and inflationary cost increases. The increase in SAG expenses is due primarily to warehousing expense of $5 million and increased wages of $2 million.
Operating income in the third quarter of 2012 excluded gains on asset sales of $1 million.
Nine Months Ended September 30, 2012 and 2011
Latin American Tire unit sales in the first nine months of 2012 decreased 1.7 million units, or 10.9%, to 13.3 million units. Replacement tire volume decreased 1.3 million units, or 12.6%, and OE tire volume decreased 0.4 million units, or 7.7%, driven primarily by increased competition. Approximately 0.3 million and 0.1 million of the total unit decline was attributable to the May 2012 sale of our bias truck tire business in certain countries and the April 2011 divestiture of our farm tire business, respectively.
Net sales in the first nine months of 2012 were $1,544 million, decreasing $332 million, or 17.7%, from $1,876 million in the first nine months of 2011. Net sales decreased due primarily to lower volume of $171 million, unfavorable foreign currency translation of $157 million, mainly in Brazil, lower sales by other tire-related businesses of $70 million, the sale of the bias truck tire business of $39 million, and the divestiture of the farm tire business of $31 million. These decreases were partially offset by improved price and product mix of $136 million.
Operating income in the first nine months of 2012 was $162 million, decreasing $21 million, or 11.5%, from $183 million in the first nine months of 2011. Operating income decreased due primarily to higher conversion costs of $44 million, lower tire volume of $38 million, higher SAG expenses of $16 million, decreased profits in other tire-related businesses of $7 million, and unfavorable foreign currency translation of $6 million. These decreases were partially offset by improved price and product mix of $136 million which more than offset increased raw material costs of $62 million and higher profits on intersegment sales of $13 million. The higher conversion costs were primarily driven by higher under-absorbed fixed overhead of $14 million on lower volume and wage inflation. The increase in SAG expenses is due primarily to increased wages of $11 million and warehousing expense of $9 million.
Operating income in the first nine months of 2012 excluded net gains on asset sales of $4 million and net rationalization charges of $2 million. Operating income in the first nine months of 2011 excluded net gains on asset sales of $4 million.
Asia Pacific Tire

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2012	2011	Change	Change	2012	2011	Change	Change
Tire Units	5.2	5.3	(0.1)	(1.9)%	15.4	15.6	(0.2)	(1.3)%
Net Sales	$592	$628	$(36)	(5.7)%	$1,769	$1,805	$(36)	(2.0)%
Operating Income	64	63	1	1.6%	202	195	7	3.6%
Operating Margin	10.8%	10.0%			11.4%	10.8%
Three Months Ended September 30, 2012 and 2011
Asia Pacific Tire unit sales in the third quarter of 2012 decreased 0.1 million units, or 1.9%, to 5.2 million units. Replacement tire volume decreased 0.1 million units, or 3.7%, while OE tire volume was flat at 2.1 million units. The decrease in replacement volume primarily resulted from slowing economic conditions, primarily in India, and a weak retail environment in Australia that was partially offset by increased volume in China.
Net sales in the third quarter of 2012 were $592 million, decreasing $36 million, or 5.7%, from $628 million in the third quarter of 2011. Net sales decreased due primarily to unfavorable foreign currency translation of $20 million primarily from the depreciation of the Indian rupee, lower sales in other-tire related businesses of $10 million, and lower volume of $8 million.

Operating income in the third quarter of 2012 was $64 million, increasing $1 million, or 1.6%, from $63 million in the third quarter of 2011. The increase in operating income in the third quarter of 2012 was driven by improved price and product mix of $2 million, lower raw material costs of $12 million, higher equity income from a Japanese joint venture of $5 million, and $2 million of insurance recoveries, net of restoration costs incurred related to the Thailand flood. These increases were partially offset by higher conversion costs of $8 million, higher SAG costs of $4 million, unfavorable foreign currency translation of $4 million, incremental start-up expenses for our new manufacturing facility in Pulandian, China of $3 million, and lower volume of $2 million.
Restoration of our facility in Thailand, which was closed following severe flooding in the fourth quarter of 2011, was substantially completed in the third quarter. Insurance recoveries on a consolidated basis resulted in a net $5 million benefit ($4 million after-tax or $0.01 per share), which included $2 million in Asia Pacific Tire, in the third quarter of 2012. We expect further insurance recoveries as we finalize our claims.
Operating income in the third quarter of 2012 excluded charges for accelerated depreciation of $13 million, related to the closure of our Dalian, China manufacturing facility, net rationalization charges of $9 million and net gains on asset sales of $1 million. Operating income in the third quarter of 2011 excluded net gains on asset sales of $9 million, net rationalization charges of $3 million and charges for accelerated depreciation of $1 million.

Nine Months Ended September 30, 2012 and 2011
Asia Pacific Tire unit sales in the first nine months of 2012 decreased 0.2 million units, or 1.3%, to 15.4 million units. Replacement tire volume decreased 0.7 million units, or 7.6%, primarily in our consumer business, while OE tire volume increased 0.5 million units, or 8.5%, also primarily in our consumer business. Decreases in replacement sales were primarily a result of a weak retail environment in Australia, slowing economic conditions, primarily in India, and the effect in the first half of the year of the flooding that occurred in Thailand in the fourth quarter of 2011. Higher OE volume was primarily driven by growth in consumer tire volume in India and China.
Net sales in the first nine months of 2012 were $1,769 million, decreasing $36 million, or 2.0%, from $1,805 million in the first nine months of 2011. Net sales decreased due primarily to unfavorable foreign currency translation of $51 million primarily from the depreciation of the Indian rupee, lower sales in other-tire related businesses of $22 million and lower volume of $16 million related to the flood in Thailand. Improved price and product mix of $52 million partially offset the decreases.
Operating income in the first nine months of 2012 was $202 million, increasing $7 million, or 3.6%, from $195 million in the first nine months of 2011. Operating income increased due primarily to improved price and product mix of $52 million, which more than offset increased raw material costs of $7 million, and higher equity income from a Japanese joint venture of $13 million. These increases were partially offset by higher conversion costs of $18 million, incremental start-up expenses for our new manufacturing facility in Pulandian, China of $15 million, higher SAG expenses of $10 million, primarily to support sales growth in China, and unfavorable foreign currency translation of $9 million.
In the first nine months of 2012, on a consolidated basis, we recorded an $11 million net benefit ($9 million after-tax or $0.03 per share), which included $3 million in Asia Pacific Tire, due to insurance recoveries exceeding incurred expenses and lost profits on sales. We expect further insurance recoveries as we finalize our claims.
In 2012, start-up expenses at our new manufacturing facility in Pulandian, China and under-absorbed overhead costs at our Dalian, China manufacturing facility that was closed in the third quarter of 2012 are anticipated to adversely impact Asia Pacific Tire's operating income by $25 million to $35 million compared to 2011.
Operating income in the first nine months of 2012 excluded net rationalization charges of $19 million, charges for accelerated depreciation of $19 million, related to the closure of our Dalian, China manufacturing facility, and net gains on asset sales of $1 million. Operating income in the first nine months of 2011 excluded net rationalization charges of $11 million, net gains on asset sales of $9 million, and charges for accelerated depreciation of $3 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
We continued to experience a difficult economic environment and challenging industry conditions, particularly in Europe, in the third quarter of 2012. Volatile economic conditions and high inflation and interest rates in emerging markets also continued to contribute to challenging industry conditions, particularly in Latin America. In spite of these challenges, at September 30, 2012, we had solid liquidity, with approximately $4.5 billion of cash and cash equivalents and unused availability under our credit facilities.
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
At September 30, 2012, we had $2,257 million in Cash and cash equivalents, compared to $2,772 million at December 31, 2011. For the nine months ended September 30, 2012, net cash used by operating activities was $329 million driven primarily by higher seasonal working capital needs of $904 million. Working capital increased in the first nine months of 2012 primarily due to a seasonal increase in accounts receivable for winter tires, mainly in EMEA. For the nine months ended September 30, 2012, net cash used by investing activities was $800 million and net cash provided by financing activities was $598 million. Capital expenditures of $788 million drove the use of cash for investing activities. Cash provided by financing activities benefited from net borrowings of $705 million.
At September 30, 2012, we had $2,198 million of unused availability under our various credit agreements, compared to $2,544 million at December 31, 2011. The table below provides unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2012	2011
First lien revolving credit facility	$1,327	$1,093
European revolving credit facility	157	511
Chinese credit facilities	57	188
Other domestic and international debt	253	410
Notes payable and overdrafts	404	342
	$2,198	$2,544
At September 30, 2012, our unused availability included $57 million which can only be used to finance the relocation and expansion of our manufacturing facility in China. These credit facilities, along with government grants, should provide funding for most of the cost related to the relocation and expansion of this manufacturing facility. There were $468 million of borrowings outstanding under these credit facilities at September 30, 2012.
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

In 2012, we expect our operating needs to include global contributions to our funded pension plans of approximately $550 million to $600 million and our investing needs to include capital expenditures of approximately $1.0 billion to $1.1 billion. We also expect interest expense of approximately $355 million to $365 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $29 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
The Moving Ahead for Progress in the 21st Century Act (the "MAP-21 Act") was signed into law on July 6, 2012 and contains provisions that stabilize the interest rates used to calculate required pension contributions in the United States. Current historically low interest rates have resulted in significant increases to required pension contributions. The funding stabilization provisions of the MAP-21 Act are expected to reduce our total U.S. minimum required pension contributions by approximately $400 million to $450 million in the aggregate over the next five years, with the greatest benefit coming in 2013 and 2014. The impact on our 2012 pension expense will not be significant, and we continue to expect to record pension expense of approximately $300 million for the year. In addition, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) also provided funding relief for U.S. defined benefit pension plan sponsors by deferring near-term contributions. As allowed by the Pension Relief Act, we elected funding relief for the 2009 and 2011 plan years. Minimum contribution requirements starting with the 2012 plan year will be determined under the provisions of the MAP-21 Act. We currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $425 million to $450 million in 2012 and $200 million to $250 million in 2013.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2012, approximately $659 million of net assets, including $493 million of cash and cash equivalents, were subject to such requirements, including $329 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Since Venezuela’s economy is considered to be highly inflationary under U.S. generally accepted accounting principles, the U.S. dollar is the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates and are reported in Other (Income) Expense.
In 2012, we have used the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar to settle substantially all foreign currency transactions in Venezuela. However, if circumstances warrant, we may seek to repatriate cash from Venezuela using other means. If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Income Statement. At September 30, 2012, we had bolivar fuerte denominated monetary assets of $400 million which consisted primarily of $329 million of cash, $27 million of deferred tax assets and $31 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $196 million which consisted primarily of $105 million of intercompany payables, including $59 million of dividends, $29 million of accounts payable - trade, $26 million of long term benefits, $18 million of compensation and benefits and $6 million of income taxes payable. At December 31, 2011, we had bolivar fuerte denominated monetary assets of $317 million which consisted primarily of $291 million of cash, $18 million of deferred tax assets and $8 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $152 million which consisted primarily of $92 million of intercompany payables, including $59 million of dividends, $24 million of accounts payable - trade, $15 million of compensation and benefits and $14 million of income taxes payable. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at September 30, 2012 and December 31, 2011.

Goodyear Venezuela’s sales were 2.0% and 1.7% of our net sales for the three months ended September 30, 2012 and 2011, respectively, and were 1.7% and 1.5% of our net sales for the nine months ended September 30, 2012 and 2011, respectively. Goodyear Venezuela’s cost of goods sold were 1.7% and 1.4% of our cost of goods sold for the three months ended September 30, 2012 and 2011, respectively, and were 1.4% and 1.2% of our cost of goods sold for the nine months ended September 30, 2012 and 2011, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 56% bolivar fuerte denominated and approximately 44% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and cost of goods sold by approximately $36 million and approximately $14 million, respectively, on an annual basis, before any potential offsetting actions.
During the nine months ended September 30, 2012, Goodyear Venezuela settled $53 million and $9 million of U.S. dollar-denominated intercompany payables and accounts payable - trade, respectively, through the Venezuelan currency exchange board. For the nine months ended September 30, 2012, substantially all of those payables were settled at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At September 30, 2012, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were $214 million, all of which are expected to settle at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At September 30, 2012, $96 million of the requested settlements were pending up to 180 days, $47 million were pending from 180 to 360 days and $71 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $96 million, amounts pending from 180 to 360 days include imported tires and raw materials of $19 million and dividends payable of $28 million, and amounts pending over one year include dividends payable of $31 million, intercompany charges for royalties of $17 million, and imported tires of $10 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
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
Operating Activities
Net cash used in operating activities was $329 million in the first nine months of 2012, compared to net cash used of $972 million in the first nine months of 2011. The decrease in net cash used in operating activities was due primarily to a lower use of cash for working capital in the first nine months of 2012. Lower demand and production levels, primarily in EMEA and North American Tire, as well as lower raw material prices in the third quarter of 2012 have reduced the cash used for working capital by $1,234 million to $904 million for the first nine months of 2012 from $2,138 million for the first nine months of 2011. Operating cash flows in the first nine months of 2012 were unfavorably impacted by increased pension contributions of $269 million and the decrease in earnings compared to the first nine months of 2011.
Investing Activities
Net cash used in investing activities was $800 million in the first nine months of 2012, compared to $715 million in the first nine months of 2011. Capital expenditures were $788 million in the first nine months of 2012, compared to $806 million in the first nine months of 2011. Beyond expenditures required to sustain our facilities, capital expenditures in 2012 and 2011 primarily related to the continued expansion of manufacturing capacity in China and Chile.
Financing Activities
Net cash provided by financing activities was $598 million in the first nine months of 2012, compared to $1,875 million in the first nine months of 2011. Financing activities in 2012 included net borrowings of $705 million to fund working capital needs and capital expenditures. Net borrowings included the net proceeds from the issuance of $700 million in aggregate principal amount of 7% senior notes due 2022, borrowings of approximately $350 million under the European revolving credit facility and borrowings under other credit facilities, partially offset by the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016. Financing activities in 2011 included $484 million in net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $1,426 million under our credit facilities.

Credit Sources
In aggregate, we had total credit arrangements of $8,555 million available at September 30, 2012, of which $2,198 million were unused, compared to $8,129 million available at December 31, 2011, of which $2,544 million were unused. At September 30, 2012, we had long term credit arrangements totaling $7,988 million, of which $1,794 million were unused, compared to $7,531 million and $2,202 million, respectively, at December 31, 2011. At September 30, 2012, we had short term committed and uncommitted credit arrangements totaling $567 million, of which $404 million were unused, compared to $598 million and $342 million, respectively, at December 31, 2011. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
See Note 7, Financing Arrangements and Derivative Financial Instruments for a discussion of the issuance of our $700 million 7% senior notes due 2022, the redemption of our $650 million 10.5% senior notes due 2016, and the amendments to our first lien revolving credit facility and our second lien term loan facility.
Outstanding Notes
At September 30, 2012, we had $2,430 million of outstanding notes, compared to $2,362 million at December 31, 2011.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2011 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
On April 19, 2012, we amended and restated our U.S. first lien revolving credit facility. Significant changes to that facility include the extension of the maturity to April 30, 2017 and an increase of the available commitments from $1.5 billion to $2.0 billion. Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2012, our borrowing base, and therefore our availability, under the amended and restated facility was $273 million below the facility's stated amount of $2.0 billion.
At September 30, 2012, we had no borrowings outstanding and $400 million of letters of credit issued under the revolving credit facility. At December 31, 2011, we had no borrowings outstanding and $407 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
On April 19, 2012, we also amended and restated our U.S. second lien term loan facility, including the extension of the maturity to April 30, 2019. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. At September 30, 2012 and December 31, 2011, this facility was fully drawn.
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

At September 30, 2012, there were $129 million (€100 million) of borrowings outstanding under the German tranche and $219 million (€170 million) outstanding under the all-borrower tranche. At December 31, 2011, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $11 million (€8 million) at September 30, 2012 and $8 million (€6 million) at December 31, 2011.
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
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Utilization under this facility is based on current available receivable balances. The facility is subject to the customary renewal of its back-up liquidity commitments. On October 18, 2012, the back-up liquidity commitments were renewed for a two-year period.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At September 30, 2012 and December 31, 2011, the amount available, and fully utilized under this program, totaled $441 million (€342 million) and $393 million (€303 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program totaling $74 million and $75 million at September 30, 2012 and December 31, 2011, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long term debt and capital leases at September 30, 2012 as this facility was renegotiated in the second quarter of 2012. These amounts are included in Notes payable and overdrafts at December 31, 2011.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At September 30, 2012, the gross amount of receivables sold was $219 million, compared to $190 million at December 31, 2011.
Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At September 30, 2012, these non-revolving credit facilities had total unused availability of 360 million renminbi ($57 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. There were $468 million and $389 million of borrowings outstanding under these facilities at September 30, 2012 and December 31, 2011, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. Restricted cash of $24 million and $9 million was related to funds obtained under these credit facilities at September 30, 2012 and December 31, 2011, respectively.
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

We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of September 30, 2012, our availability under this facility of $1,327 million, plus our Available Cash of $1,049 million, totaled $2.4 billion, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2012, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at September 30, 2012 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At September 30, 2012, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

Recoverability of Goodwill

Guidance under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis, with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.
Goodyear conducts its annual impairment test of goodwill and other indefinite lived intangible assets as of July 31. Goodwill balances at September 30, 2012 were $93 million, $486 million and $76 million for North American Tire, EMEA and Asia Pacific Tire, respectively. After considering changes to assumptions used in our most recent quantitative annual testing, including the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative annual testing, and other factors, we concluded it is more likely than not that the fair value of our North American Tire and Asia Pacific Tire reporting units is not less than its respective carrying value and, therefore, did not perform a quantitative analysis.
Given the current economic conditions in Europe and the segment operating results of our EMEA reporting unit, we concluded that it was necessary to perform a quantitative analysis in connection with our 2012 annual goodwill impairment assessment for that reporting unit. We determined the estimated fair value of our EMEA reporting unit using a discounted cash flow approach consistent with the methodology used in our most recent quantitative annual testing. The key assumptions incorporated in the discounted cash flow approach include a growth rate, projected segment operating income, changes in working capital, our plan for capital expenditures, anticipated funding for pensions, and a discount rate equal to our assumed long-term cost of capital. Based on the testing performed in accordance with ASC 350, the annual impairment test indicated there is no impairment of goodwill in our EMEA reporting unit since the fair value exceeded the carrying value. Fair value would have to decline over 55% for fair value to fall below carrying value. A 500 basis points increase in the discount rate would not indicate impairment.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2012, 48% of our debt was at variable interest rates averaging 5.20% compared to 43% at an average rate of 4.36% at December 31, 2011.
The following table presents information about long term fixed rate debt, excluding capital leases, at September 30:

(In millions)	2012	2011
Carrying amount — liability	$3,005	$2,871
Fair value — liability	3,223	2,891
Pro forma fair value — liability	3,332	2,995

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2012 and 2011, respectively, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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

(In millions)	2012	2011
Fair value — asset (liability)	$(3)	$45
Pro forma decrease in fair value	(112)	(124)
Contract maturities	10/12-9/13	10/11-10/19

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at September 30 as follows:

(In millions)	2012	2011
Accounts receivable	$10	$54
Other Assets	—	—
Other Current Liabilities	(13)	(8)
Other Long Term Liabilities	—	(1)

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We are undertaking a phased implementation of enterprise resource planning systems in our EMEA and Latin American Tire SBUs. Implementation activities in EMEA were completed during the third quarter of 2012. Implementation activities in Latin American Tire continue and are expected to be completed in 2013. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2012, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 74,350 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2012, approximately 650 new claims were filed against us and approximately 2,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2012 was $3 million and $7 million, respectively. At September 30, 2012, there were approximately 73,000 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
Greek Labor Cases
In a series of cases, approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. Following extensive litigation at all levels of the Greek courts and the European Court of Justice over the past 16 years, the Greek Court of Appeal issued judgments in September and October 2012 affirming Goodyear Dunlop Greece's liability to pay salaries in arrears with respect to the 5-1/2 year period following the plant closure and permitting a reduction in the amount of that liability to the extent of severance payments previously paid to the former employees. However, the Court of Appeal failed to consider evidence of incomes earned in other capacities and the retirement of certain former employees during that period, which should have further reduced the employees' claims for salaries in arrears, and failed to follow applicable Supreme Court precedents limiting the period of time for which salaries in arrears are payable. Goodyear Dunlop Greece has filed an appeal before the Greek Supreme Court in order to seek to rectify these failures. If Goodyear Dunlop Greece's appeal is not successful, its liability with respect to these judgments is currently estimated to be approximately €44 million ($57 million). In addition, Goodyear Dunlop Greece may be liable for social security contributions and payroll taxes related to any salaries in arrears it must ultimately pay. Goodyear Dunlop Greece is vigorously defending these cases, the ultimate outcome of which cannot be predicted at this time.
Reference is made to Item 3 of Part I of our 2011 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
Our 2011 Form 10-K includes a detailed discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2012. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
7/1/12-7/31/12	—	$—	—	—
8/1/12-8/31/12	11,634	11.16	—	—
9/1/12-9/30/12	29,233	12.97	—	—
Total	40,867	$12.46	—	—

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 26, 2012	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2012
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) the Consolidated Income Statements, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101