Form 10-K
period 2012-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2013-02-12
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Commission File Number: 1-1927
THE GOODYEAR TIRE & RUBBER COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0253240 (I.R.S. Employer Identification No.)

1144 East Market Street, Akron, Ohio (Address of principal executive offices)	44316-0001 (Zip Code)
Registrant’s telephone number, including area code: (330) 796-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Without Par Value	The NASDAQ Stock Market LLC
5.875% Mandatory Convertible Preferred Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 29, 2012, was approximately $2.9 billion.
Shares of Common Stock, Without Par Value, outstanding at January 31, 2013:

245,401,088
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2013 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

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
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2012, our net sales were $21 billion, Goodyear’s net income was $212 million, and Goodyear's net income available to common shareholders was $183 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,300 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 52 manufacturing facilities in 22 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 69,000 full-time and temporary associates worldwide.
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

RECENT DEVELOPMENTS
Venezuelan Currency Devaluation. On February 8, 2013, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte, effective February 13, 2013. The announcement indicated that the official exchange rate would be changed from 4.3 bolivares fuertes to each U.S. dollar to 6.3 bolivares fuertes to each U.S. dollar. The announcement provided limited details and we will not be able to fully assess the effect of the changes on our future results of operations until after the government publishes the decree in the Official Gazette, which is expected on February 13, 2013.
We expect to record a charge in the first quarter of 2013 in connection with the remeasurement of our balance sheet to reflect the devaluation. If calculated at the announced official exchange rate of 6.3, the charge is expected to be approximately $100 million, net of tax. The devaluation did not affect our results of operations or financial position for the year ended December 31, 2012.
For further information, see “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in this Form 10-K.
DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2012, we operated our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire (“EMEA”); Latin American Tire; and Asia Pacific Tire.
Financial information related to our operating segments for the three year period ended December 31, 2012 appears in the Note to the Consolidated Financial Statements No. 7, Business Segments.

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
Our principal products are new tires for most applications. Approximately 84% of our sales in 2012 were for new tires, compared to 83% and 84% in 2011 and 2010, respectively. Sales of chemical products and natural rubber to unaffiliated customers were 6% in 2012, 7% in 2011 and 6% in 2010 of our consolidated sales (13%, 17% and 14% of North American Tire’s total sales in 2012, 2011 and 2010, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2012	2011	2010
North American Tire	76%	72%	74%
Europe, Middle East and Africa Tire	94	95	93
Latin American Tire	92	89	93
Asia Pacific Tire	86	84	84

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation or all terrain vehicle tires in reported tire unit sales.
Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2012	2011	2010
North American Tire	62.6	66.0	66.7
Europe, Middle East and Africa Tire	62.7	74.3	72.0
Latin American Tire	18.1	19.8	20.7
Asia Pacific Tire	20.6	20.5	21.4
Goodyear worldwide tire units	164.0	180.6	180.8

Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2012	2011	2010
Replacement tire units	114.4	132.2	133.0
OE tire units	49.6	48.4	47.8
Goodyear worldwide tire units	164.0	180.6	180.8

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers.
We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. Goodyear and Dunlop brand tires enjoy a high recognition factor and have a reputation for performance and product design. The Kelly, Debica, Sava and Fulda brands and various house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.
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

NORTH AMERICAN TIRE
North American Tire, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in the United States and Canada, and sells tires to various export markets, primarily through intersegment sales. North American Tire manufactures tires in seven plants in the United States and two plants in Canada.
North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving and mining equipment, commercial and military aviation and industrial equipment, and for various other applications.
Goodyear brand radial passenger tire lines sold in the United States and Canada include the Assurance family of product lines — Assurance TripleTred All-Season, Assurance ComforTred Touring and Assurance Fuel Max — for the premium passenger and cross-over utility vehicle segments. The Eagle family of product lines, available for the high-performance segment, includes the Eagle F1 tire lines and the new Eagle Sport All-Season tire line. The Wrangler family of product lines — including Wrangler DuraTrac, Wrangler SR-A, Wrangler MT/R with Kevlar and the new Wrangler All-Terrain Adventure — targets the sport utility vehicle and light truck segments. The Goodyear brand also offers the Ultra Grip family of winter tires, including Ultra Grip Ice WRT and Ultra Grip Winter. Additionally, we offer Dunlop brand radial tire lines, including Signature II and SP Sport for the passenger and performance segments, Rover and Grandtrek tire lines for the cross-over, sport utility vehicle and light truck segment, and SP Winter, Graspic and Grandtrek tire lines for the winter tire segment. North American Tire also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks in the United States and Canada.
North American Tire manufactures and sells all-steel, radial medium truck tires under the Goodyear, Dunlop and Kelly brands for use on commercial trucks and trailers.
North American Tire also:

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,

•	provides automotive maintenance and repair services at approximately 670 retail outlets primarily under the Goodyear or Just Tires names,

•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 175 Wingfoot Commercial Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,

•	sells chemical and natural rubber products to Goodyear’s other business segments and to unaffiliated customers, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement customers and OE customers served by North American Tire during the periods indicated were:
NORTH AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2012	2011	2010
Replacement tire units	44.5	50.0	50.8
OE tire units	18.1	16.0	15.9
Total tire units	62.6	66.0	66.7

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

We are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), which has established various standards and regulations applicable to tires sold in the United States. NHTSA has the authority to order the recall of automotive products, including tires, having a defect related to motor vehicle safety. In addition, the Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) imposes numerous reporting requirements with respect to tires. The TREAD Act also requires tire manufacturers, among other things, to remedy tire safety defects without charge for five years and comply with revised and more rigorous tire testing standards. NHTSA is also in the process of establishing national tire labeling regulations, under which certain tires sold in the United States will be required to be rated for rolling resistance, traction and tread wear.
EUROPE, MIDDLE EAST AND AFRICA TIRE
Europe, Middle East and Africa Tire, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, farm, earthmoving and mining equipment, and industrial equipment throughout Europe, the Middle East and Africa, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in 16 plants in England, France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey. EMEA:

•	manufactures and sells passenger car, truck, bus, motorcycle, farm and OTR tires under the Goodyear, Dunlop, Debica, Sava and Fulda brands and other house brands,

•	sells aviation tires, and manufactures and sells retreaded aviation tires,

•	provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,

•	offers automotive repair services at retail outlets, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement customers and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2012	2011	2010
Replacement tire units	46.4	56.8	55.6
OE tire units	16.3	17.5	16.4
Total tire units	62.7	74.3	72.0

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.
EMEA’s main competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.
Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 150 are owned by Goodyear.
Our European operations are subject to regulation by the European Union. In 2009, two important regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car only) and noise in order to be sold in the European Union, and became effective beginning in 2012, with continuing phases that will become effective through 2020. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires produced after July 1, 2012 and requires, after November 1, 2012, that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics.

LATIN AMERICAN TIRE
Our Latin American Tire segment manufactures and sells automobile and truck tires throughout Central and South America and in Mexico, and sells tires to various export markets, primarily through intersegment sales. Latin American Tire manufactures tires in five plants in Brazil, Chile, Colombia, Peru and Venezuela.
Latin American Tire manufactures and sells several lines of passenger and light and medium truck tires. Latin American Tire also:

•	manufactures and sells pre-cured treads for truck tires,

•	retreads, and provides various materials and related services for retreading, truck and aviation tires,

•	manufactures and sells new aviation tires,

•	manufactures other products, including OTR tires, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement customers and OE customers served by Latin American Tire during the periods indicated were:
LATIN AMERICAN TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2012	2011	2010
Replacement tire units	11.8	13.0	13.9
OE tire units	6.3	6.8	6.8
Total tire units	18.1	19.8	20.7

Latin American Tire is a significant supplier of tires to most manufacturers of automobiles, trucks and construction equipment located in the region. Goodyear brand tires are sold for replacement primarily through independent dealers. Significant competitors include Pirelli, Bridgestone, Michelin and Continental, and imports from other regions, primarily Asia.

In 2012, Brazil adopted a tire labeling regulation, which takes effect in 2015 and sets requirements for tire certification and labeling for rolling resistance, wet grip braking and noise for all passenger car, light truck and commercial truck tires sold in that country. Final rules are being developed and are expected by the end of 2013.
ASIA PACIFIC TIRE
Our Asia Pacific Tire segment manufactures and sells tires for automobiles, light and medium trucks, aircraft, and farm, earthmoving and mining equipment throughout the Asia Pacific region, and sells tires to various export markets, primarily through intersegment sales. Asia Pacific Tire manufactures tires in seven plants in China, India, Indonesia, Japan, Malaysia and Thailand. We ceased manufacturing tires at our Dalian, China facility in the third quarter of 2012. Asia Pacific Tire also:

•	retreads truck tires and aviation tires,

•	manufactures tread rubber and other tire retreading materials for aviation tires,

•	provides automotive maintenance and repair services at retail outlets, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement customers and OE customers served by Asia Pacific Tire during the periods indicated were:
ASIA PACIFIC TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2012	2011	2010
Replacement tire units	11.7	12.4	12.7
OE tire units	8.9	8.1	8.7
Total tire units	20.6	20.5	21.4

Asia Pacific Tire’s major competitors are Bridgestone and Michelin along with many other global brands present in different areas, including Continental, Dunlop, Yokohama, Pirelli, and a large number of regional and local tire producers.
Asia Pacific Tire sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Kelly, Fulda and Sava, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers. In Australia and New Zealand, we also operate a network of approximately 320 retail stores under the Beaurepaires brand.

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
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2013, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
In 2012, raw material costs increased by approximately 7% in our tire businesses compared to 2011, primarily driven by an increase in the cost of synthetic rubber and carbon black. For the full year of 2013, we expect our raw material costs will be lower than 2012. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.
Patents and Trademarks
We own approximately 2,200 product, process and equipment patents issued by the United States Patent Office and approximately 3,600 patents issued or granted in other countries around the world. We have approximately 500 applications for United States patents pending and approximately 2,300 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,600 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 12,300 registrations and 600 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
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

Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2012	2011	2010
Research and development expenditures	$370	$369	$342

Employees
At December 31, 2012, we employed approximately 69,000 full-time and temporary people throughout the world, including approximately 36,000 people covered under collective bargaining agreements. Approximately 8,000 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers (“USW”), which expires in July 2013. Approximately 23,000 of our employees outside of the United States are covered by union contracts which currently have expired or that will expire in 2013, primarily in Germany, France, Poland, Brazil, China and Venezuela. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $42 million during 2013 and approximately $53 million during 2014.
We expended approximately $48 million during 2012, and expect to expend approximately $51 million and $52 million during 2013 and 2014, respectively, to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.
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
INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 22 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2012 appears in the Note to the Consolidated Financial Statements No. 7, Business Segments, and is incorporated herein by reference.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 12, 2013, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	49
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

Darren R. Wells	Executive Vice President and Chief Financial Officer	47
Mr. Wells was named Executive Vice President and Chief Financial Officer in October 2008. He is Goodyear's principal financial officer. Mr. Wells joined Goodyear in August 2002 and has served as Senior Vice President, Business Development and Treasurer (May 2005 to March 2007) and Senior Vice President, Finance and Strategy (March 2007 to October 2008).

Stephen R. McClellan	President, North American Tire	47
Mr. McClellan was named President, North American Tire on August 18, 2011. He is the executive officer responsible for Goodyear's operations in North America. Mr. McClellan joined Goodyear in 1988 and has served as Vice President, Goodyear Commercial Tire Systems (September 2003 to August 2008) and President, Consumer Tires, North American Tire (August 2008 to August 2011).

Arthur de Bok	President, Europe, Middle East and Africa Tire	50
Mr. de Bok was named President, Europe, Middle East and Africa Tire effective February 1, 2008. He is the executive officer responsible for Goodyear's operations in Europe, the Middle East and Africa. Mr. de Bok joined Goodyear in January 2002 and has served as President, European Union Tire (September 2005 to January 2008).

Jaime Cohen Szulc	President, Latin American Tire	50
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

Daniel L. Smytka	President, Asia Pacific Tire	50
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

David L. Bialosky	Senior Vice President, General Counsel and Secretary	55
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

Name	Position(s) Held	Age
Paul Fitzhenry	Senior Vice President, Global Communications	53
Mr. Fitzhenry joined Goodyear as Senior Vice President, Global Communications on October 8, 2012. He is the executive officer responsible for Goodyear's communications activities worldwide, including the operations of Goodyear's blimps. Prior to joining Goodyear, he was Vice President of Corporate Communications of Tyco International, a diversified global industrial company, from 2007 until September 2012.

Jean-Claude Kihn	Senior Vice President and Managing Director, Goodyear Brazil	53
Mr. Kihn was named Senior Vice President and Managing Director, Goodyear Brazil on December 3, 2012. He is the executive officer responsible for Goodyear's operations in Brazil. Mr. Kihn joined Goodyear in 1988 and has served as General Director of Goodyear's Technical Center in Akron, Ohio (July 2005 to January 2008) and Senior Vice President and Chief Technical Officer (January 2008 to December 2012).

Joseph B. Ruocco	Senior Vice President, Global Human Resources	53
Mr. Ruocco joined Goodyear as Senior Vice President, Human Resources in August 2008. He is the executive officer responsible for Goodyear's human resources activities worldwide. Prior to joining Goodyear, Mr. Ruocco served in human resources positions of increasing responsibility at General Electric Company for 23 years, including as Vice President, Human Resources, GE Industrial from December 2006 to July 2008.

Gregory L. Smith	Senior Vice President, Global Operations	49
Mr. Smith joined Goodyear as Senior Vice President, Global Operations on October 24, 2011. He is the executive officer responsible for Goodyear's global manufacturing and related supply chain activities. Prior to joining Goodyear, Mr. Smith served in operations, manufacturing and supply chain positions of increasing responsibility at ConAgra Foods, a packaged foods company, since 2001, including most recently as Executive Vice President, Supply Chain and Operations from December 2007 to September 2011.

Richard J. Noechel	Vice President and Controller	44
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
If we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected.
Our business continues to be impacted by trends that have negatively affected the tire industry in general, as the economic recovery in developed markets was impacted by uncertainty surrounding debt and other fiscal policy issues in Europe and the United States and continued high levels of unemployment. These negative trends include volatile raw material costs, rising energy costs, wage inflation in emerging markets, and continued pressure from our unfunded pension obligations. In addition, global tire industry demand continues to be difficult to predict. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected. Unlike most other tire manufacturers, we also face the continuing burden of significant legacy pension costs.
In order to offset the impact of these trends, we have announced important strategic initiatives, such as increasing our low-cost manufacturing capacity, reducing our high-cost manufacturing capacity, such as the announced closure of one of our facilities in Amiens, France, increasing sales in emerging markets, improving the profitability of our EMEA segment, and funding our U.S. pension plans once frozen. We are also undertaking significant capital investments in new, expanded and modernized manufacturing facilities around the world. The failure to implement successfully our important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
The announced closure of one of our facilities in Amiens, France remains subject to consultation with the European Central Works Council, our employee representatives and other relevant bodies in the EMEA region. As the required consultation process has just begun, we are not able to currently estimate the timing of plan completion nor can we assure you of the ultimate outcome of the consultation process.
Implementation of our pension funding strategy depends on, among other things, our ability to access the debt capital markets. There can be no assurance that we will be able to access those markets on terms that are acceptable to us or at all. See the risk factor below concerning our ability to access the capital markets, “Our long term ability to meet our obligations, to repay maturing indebtedness or to implement strategic initiatives may be dependent on our ability to access capital markets in the future and to improve our operating results.”
Our performance is also dependent on our ability to continue to improve the proportion, or mix, of higher margin tires we sell. In order to continue this improvement, we must be successful in marketing and selling products that offer higher margins such as the Assurance, Fuel Max, Eagle, Ultra Grip and Fortera lines of tires and in developing additional higher margin tires that achieve broad market acceptance. Shifts in consumer demand away from higher margin tires could materially adversely affect our business.
We cannot assure you that our strategic initiatives will be successful. If not, we may not be able to achieve or sustain future profitability, which would impair our ability to meet our debt and other obligations and would otherwise negatively affect our operating results, financial condition and liquidity.
Our pension plans are significantly underfunded and, in the future, the underfunding levels of our pension plans and our pension expense could materially increase.
Although we have frozen a number of our pension plans globally, including our U.S. salaried pension plans, and closed participation in our primary U.S. hourly pension plan, many of our employees participate in, and many of our former employees are entitled to benefits under, defined benefit pension plans. Over time, we have experienced periods of declines in interest rates and pension asset values. As a result, our pension plans are significantly underfunded. Further declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans in 2013 and beyond and affect the level and timing of required contributions in 2014 and beyond. For further information regarding the investment funds and strategies of our pension plans, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — Pension and Benefit Plans” and the Note to the Consolidated Financial Statements No. 16, Pension, Other Postretirement Benefits and Savings Plans. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension plans was $2,656 million and $866 million, respectively, at December 31, 2012, and we currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $175 million to $200 million in 2013, and $375 million to $425 million in 2014. The current underfunded status of our pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase our required contributions and pension expense, which could impair our ability to achieve or sustain future profitability and adversely affect our financial condition.
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
Raw material costs increased significantly over the past few years, and may continue to do so, driven by increases in prices of natural and synthetic rubber, carbon black and petrochemical-based commodities. Market conditions or contractual obligations may prevent us from passing these increased costs on to our customers through timely price increases. Additionally, higher raw material costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate.
If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial position and liquidity could be materially adversely affected.
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 8,000 employees in the United States at December 31, 2012, and expires July 27, 2013. In addition, approximately 23,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2013, primarily in Germany, France, Poland, Brazil, China and Venezuela. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial position and liquidity.
Our long term ability to meet our obligations, to repay maturing indebtedness or to implement strategic initiatives may be dependent on our ability to access capital markets in the future and to improve our operating results.
The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties and access to capital markets. We may need to undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed or to implement strategic initiatives. These actions may include the issuance of additional debt or equity.
Our access to the capital markets cannot be assured and is dependent on, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us, or to honor future draws on our existing lines of credit, and the degree of success we have in implementing our strategic initiatives and improving the results of our EMEA segment and sustaining our results in our North American Tire segment. Concerns regarding the effect of the European sovereign debt crisis on financial institutions in Europe and elsewhere could have an adverse impact on the European and global capital markets and on our ability to access those markets to finance our European business or our business globally. Future liquidity requirements, or our inability to access cash deposits or make draws on our lines of credit, also may make it necessary for us to incur additional debt. A substantial portion of our assets is subject to liens securing our indebtedness. As a result, we are limited in our ability to pledge our remaining assets as security for additional secured indebtedness.

Our inability to access the capital markets or incur additional debt in the future could have a material adverse effect on our liquidity and operations, and could require us to consider further measures, including deferring planned capital expenditures or our pension funding strategy, reducing discretionary spending, selling additional assets and restructuring existing debt.
Financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major OE customers, dealers or suppliers could harm our business.
The economic recovery in developed markets has been negatively impacted by uncertainty surrounding debt and other fiscal policy issues in Europe and the United States and continued high levels of unemployment. As a result of these economic conditions, our tire unit shipments in 2012 were down 9.2% compared to 2011, and automotive vehicle production and global tire industry demand continues to be difficult to predict.
Although sales to our OE customers account for less than 25% of our net sales, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.
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
Productivity improvements through process re-engineering, design efficiency and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to increase the percentage of tires that are produced at our lower-cost production facilities and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. For example, we made a significant investment in a new manufacturing facility in Pulandian, China, which began tire production in 2011. We are also currently undertaking significant expansion and modernization projects at our manufacturing facilities in Santiago, Chile; Tatsuno, Japan; Americana, Brazil; Lawton, Oklahoma; and throughout EMEA in connection with new European tire labeling requirements.
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
We have a substantial amount of debt. As of December 31, 2012, our debt (including capital leases) on a consolidated basis was approximately $5.1 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	impair our ability to obtain financing in the future for working capital, capital expenditures, pension funding, research and development, acquisitions or general corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to use operating cash flow in other areas of our business because we would need to dedicate a substantial portion of these funds for payments on our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors.
The agreements governing our debt, including our credit agreements, limit, but do not prohibit, us from incurring additional debt and we may incur a significant amount of additional debt in the future, including additional secured debt. If new debt is added to our current debt levels, our ability to satisfy our debt obligations may become more limited.
Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our strategic initiatives, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, including required pension contributions, we may be forced to reduce or delay expansion plans and capital expenditures or our pension funding strategy, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We cannot assure you that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.
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
Our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity.
We have manufacturing and distribution facilities throughout the world. Our international operations are subject to certain inherent risks, including:

•	exposure to local economic conditions;

•	adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations and insurrections;

•	adverse foreign currency fluctuations;

•	adverse currency exchange controls;

•	withholding taxes and restrictions on the withdrawal of foreign investment and earnings;

•	labor regulations;

•	expropriations of property;

•	the potential instability of foreign governments;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	export and import restrictions; and

•	other changes in laws or government policies.
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
For example, the European sovereign debt crisis has negatively affected economic conditions in Europe and globally. Our EMEA segment contributed 33% of our net sales and 20% of our total segment operating income in 2012. If the European sovereign debt crisis continues or deepens, economic conditions in Europe may further deteriorate. In that case, our business in Europe and elsewhere, as well as the businesses of our customers and suppliers, may be adversely affected.
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
We have material bolivar fuerte-denominated net monetary assets and liabilities in Venezuela, the value of which will be correspondingly reduced in the event of a devaluation of the bolivar fuerte by the Venezuelan government.
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
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2012, foreign currency translation unfavorably affected sales by $766 million and unfavorably affected segment operating income by $34 million compared to the year ended December 31, 2011. The volatility of currency exchange rates may materially adversely affect our operating results.
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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2012, we had approximately $1.9 billion of variable rate debt outstanding.
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
We may incur significant costs in connection with our contingent liabilities and tax matters.
We have significant reserves for contingent liabilities and tax matters. The major categories of our contingent liabilities include workers' compensation, product liability and other tort claims, including asbestos claims, and environmental matters.

Our recorded liabilities and estimates of reasonably possible losses for our contingent liabilities are based on our assessment of potential liability using the information available to us at the time and, where applicable, any past experience and recent and current trends with respect to similar matters. Our contingent liabilities are subject to inherent uncertainties, and unfavorable judicial or administrative decisions could occur which we did not anticipate. Such an unfavorable decision could include monetary damages, fines or other penalties or an injunction prohibiting us from taking certain actions or selling certain products. If such an unfavorable decision were to occur, it could result in a material adverse impact on our financial position and results of operations in the period in which the decision occurs, or in future periods.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations, including with respect to transfer pricing. While we apply consistent transfer pricing policies and practices globally, support transfer prices through economic studies, seek advance pricing agreements and joint audits to the extent possible and believe our transfer prices to be appropriate, such transfer prices, and related interpretations of tax laws, are occasionally challenged by various taxing authorities globally. We have received various tax assessments challenging our interpretations of applicable tax laws in various jurisdictions. Although we believe we have complied with applicable tax laws, have strong positions and defenses and have historically been successful in defending such claims, our results of operations could be materially adversely affected in the case we are unsuccessful in the defense of existing or future claims.
For further information regarding our contingent liabilities and tax matters, refer to the Note to the Consolidated Financial Statements, No. 18, Commitments and Contingent Liabilities. For further information regarding our accounting policies with respect to certain of our contingent liabilities and uncertain income tax positions, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”
We may be required to provide letters of credit or post cash collateral if we are subject to a significant adverse judgment or if we are unable to obtain surety bonds, which may have a material adverse effect on our liquidity.
We are subject to various legal proceedings. If we wish to appeal any future adverse judgment in any of these proceedings, we may be required to post an appeal bond with the relevant court. In that case, we may be required to issue a letter of credit to the surety posting the bond. We may issue up to an aggregate of $800 million in letters of credit under our $2.0 billion U.S. senior secured first lien credit facility. As of December 31, 2012, we had $400 million in letters of credit issued and $1,239 million of remaining availability under this facility. If we are subject to a significant adverse judgment and do not have sufficient availability under our credit facilities to issue a letter of credit to support an appeal bond, we may be required to pay down borrowings under the facilities or deposit cash collateral in order to stay the enforcement of the judgment pending an appeal. If we are unable to post cash collateral, we may be unable to stay enforcement of the judgment.
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
The Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to comply with revised and more rigorous tire testing standards. Compliance with the TREAD Act regulations has increased the cost of producing and distributing tires in the United States. In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial position.
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
Our European operations are subject to regulation by the European Union. In 2009, two important regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car only) and noise in order to be sold in the European Union, and became effective beginning in 2012, with continuing phases that will become effective through 2020. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires produced after July 1, 2012 and requires, after November 1, 2012, that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics. Other countries, such as Brazil, have also adopted tire labeling regulations, and additional countries may also introduce similar regulations in the future.
Tires produced or sold in Europe also have to comply with various other standards, including environmental laws such as REACH (Registration, Evaluation, Authorisation and Restriction of Chemical Substances), which regulates the use of chemicals in the

European Union. For example, since January 1, 2010, REACH has prohibited the use of highly aromatic oils in tires, which were used as compounding components to improve certain performance characteristics.
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
Under the global alliance agreements between us and SRI, SRI has the right to require us to purchase its ownership interests in GDTE and GDTNA if certain triggering events have occurred, including certain bankruptcy events, changes in control of Goodyear or breaches of the global alliance agreements. Any payment required to be made to SRI pursuant to an exit under the terms of the global alliance agreements could be substantial. We cannot assure you that our operating performance, cash flow and capital resources would be sufficient to make such a payment or, if we were able to make the payment, that there would be sufficient funds remaining to satisfy our other obligations. The withdrawal of SRI from the global alliance could also have other adverse effects on our business, including the loss of purchasing synergies. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.”
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
We manufacture our products in 52 manufacturing facilities located around the world including 15 plants in the United States.
NORTH AMERICAN TIRE MANUFACTURING FACILITIES.  North American Tire owns or leases and operates 18 manufacturing facilities in the United States and Canada.

•9	tire plants (7 in the United States and 2 in Canada),

•4	chemical plants,

•1	tire mold plant,

•1	tire retread plant,

•2	aviation retread plants, and

•1	mix plant in Canada.
These facilities have floor space aggregating approximately 21 million square feet.
EUROPE, MIDDLE EAST AND AFRICA TIRE MANUFACTURING FACILITIES.  EMEA owns or leases and operates 19 manufacturing facilities in 9 countries, including:

•16	tire plants,

•1	tire mold and tire manufacturing machine facility,

•1	aviation retread plant, and

•1	mix plant.
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
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 80% during 2012 compared to approximately 91% in 2011 and 88% in 2010. Our 2012 utilization declined due to lower industry demand as a result of global economic weakness and uncertainty, primarily in EMEA.
OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and three tire proving grounds. We lease our Corporate and North American Tire headquarters, research and development facility and technical center in Akron, Ohio. We also operate approximately 1,300 retail outlets for the sale of our tires to consumer and commercial customers, approximately 40 tire retreading facilities and approximately 190 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 12, Property, Plant and Equipment and No. 13, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,200 claimants at December 31, 2012 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $18 million during 2012. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
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
Brazilian Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $45 million). We received similar assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to other suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, total 88 million Brazilian real (approximately $43 million). We have filed responses contesting the assessments and are defending these matters.
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

As a result of our review of these matters, we have implemented, and are continuing to implement, appropriate remedial measures and have voluntarily disclosed the results of our initial investigation to the U.S. Department of Justice (“DOJ”) and the Securities

and Exchange Commission (“SEC”), and are cooperating with those agencies in their review of these matters. We are unable to predict the outcome of the review by the DOJ and SEC.
Greek Labor Cases
In a series of cases, approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. Following extensive litigation at all levels of the Greek courts and the European Court of Justice over the past 16 years, the Greek Court of Appeal issued judgments in September and October 2012 affirming Goodyear Dunlop Greece's liability to pay salaries in arrears with respect to the 5-1/2 year period following the plant closure and permitting a reduction in the amount of that liability to the extent of severance payments previously paid to the former employees. However, the Court of Appeal failed to consider evidence of incomes earned in other capacities and the retirement of certain former employees during that period, which should have further reduced the employees' claims for salaries in arrears, and failed to follow applicable Supreme Court precedents limiting the period of time for which salaries in arrears are payable. Goodyear Dunlop Greece has filed an appeal before the Greek Supreme Court in order to seek to rectify these failures. If Goodyear Dunlop Greece's appeal is not successful, its liability with respect to these judgments is currently estimated to be approximately €44 million ($58 million). In addition, Goodyear Dunlop Greece may be liable for social security contributions and payroll taxes related to any salaries in arrears it must ultimately pay. Goodyear Dunlop Greece is vigorously defending these cases, the ultimate outcome of which cannot be predicted at this time.
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
The principal market for our common stock is the NASDAQ Global Select Market (Stock Exchange Symbol: GT).
Information relating to the high and low sale prices of shares of our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 117, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. So long as any of our mandatory convertible preferred stock is outstanding, no dividend, except a dividend payable in shares of our common stock, or other shares ranking junior to the mandatory convertible preferred stock, may be paid or declared or any distribution be made on shares of our common stock unless all accrued and unpaid dividends on the then outstanding mandatory convertible preferred stock payable on all dividend payment dates occurring on or prior to the date of such action have been declared and paid or sufficient funds have been set aside for that payment. We have not declared any cash dividends on our common stock in the two most recent fiscal years. At December 31, 2012, there were 18,887 record holders of the 245,240,762 shares of our common stock then outstanding.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2012. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/12-10/31/12	4,204	$12.74	—	—
11/1/12-11/30/12	13,377	11.10	—	—
12/1/12-12/31/12	3,355	12.62	—	—
Total	20,936	$11.67	—	—

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2012(2)	2011(3)	2010(4)	2009(5)	2008(6)
Net Sales	$20,992	$22,767	$18,832	$16,301	$19,488
Net Income (Loss)	237	417	(164)	(364)	(23)
Less: Minority Shareholders’ Net Income	25	74	52	11	54
Goodyear Net Income (Loss)	$212	$343	$(216)	$(375)	$(77)
Less: Preferred Stock Dividends	29	22	—	—	—
Goodyear Net Income (Loss) available to Common Shareholders	$183	$321	$(216)	$(375)	$(77)
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock:
Basic	$0.75	$1.32	$(0.89)	$(1.55)	$(0.32)

Diluted	$0.74	$1.26	$(0.89)	$(1.55)	$(0.32)

Total Assets	$16,973	$17,629	$15,630	$14,410	$15,226
Long Term Debt and Capital Leases Due Within One Year	96	156	188	114	582
Long Term Debt and Capital Leases	4,888	4,789	4,319	4,182	4,132
Goodyear Shareholders’ Equity	370	749	644	735	1,022
Total Shareholders’ Equity	625	1,017	921	986	1,253
Dividends Per Common Share	—	—	—	—	—
_______________________________________

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Goodyear net income in 2012 included net after-tax charges of $325 million, or $1.32 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early redemption of debt and a credit facility amendment and restatement; charges related to labor claims with respect to a previously closed facility; charges related to a tornado in the United States; settlement charges related to a pension plan; discrete charges related to income taxes; and charges related to a strike in South Africa. Goodyear net income in 2012 also included net after-tax gains of $35 million, or $0.14 per share — diluted, related to insurance recoveries for a flood in Thailand and gains on asset sales.

(3)
Goodyear net income in 2011 included net after-tax charges of $217 million, or $0.80 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early redemption of debt; charges related to a flood in Thailand; and charges related to a tornado in the United States. Goodyear net income in 2011 also included net after-tax benefits of $51 million, or $0.19 per share — diluted, from the benefit of certain tax adjustments and gains on asset sales.

(4)
Goodyear net loss in 2010 included net after-tax charges of $445 million, or $1.84 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar; charges related to the early redemption of debt and a debt exchange offer; charges related to the disposal of a building in the Philippines; a one-time importation cost adjustment; supplier disruption costs; a charge related to a claim regarding the use of value-added tax credits in prior periods; and charges related to a strike in South Africa. Goodyear net loss in 2010 also included net after-tax benefits of $104 million, or $0.43 per share — diluted, from gains on asset sales; favorable settlements with suppliers; an insurance recovery; and the benefit of certain tax adjustments.

(5)
Goodyear net loss in 2009 included net after-tax charges of $277 million, or $1.16 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; asset sales; the liquidation of our subsidiary in Guatemala; a legal reserve for a closed facility; and our USW labor contract. Goodyear net loss in 2009 also included net after-tax benefits of $156 million, or $0.65 per share — diluted, due to non-cash tax benefits related to losses from our U.S. operations; benefits primarily resulting from certain income tax items including the release of the valuation allowance on our Australian operations and the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada; and the recognition of insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand.

(6)
Goodyear net loss in 2008 included net after-tax charges of $311 million, or $1.29 per share — diluted, due to rationalization charges, including accelerated depreciation and asset write-offs; costs related to the redemption of long-term debt; write-offs of deferred debt issuance costs associated with refinancing and redemption activities; general and product liability — discontinued products; VEBA-related charges; charges related to Hurricanes Ike and Gustav; losses from the liquidation of our subsidiary in Jamaica; charges related to the exit of our Moroccan business; and the valuation allowance on our investment in The Reserve Primary Fund. Goodyear net loss in 2008 also included net after-tax benefits of $68 million, or $0.28 per share — diluted, from asset sales; settlements with suppliers; and the benefit of certain tax adjustments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 52 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire.
We continued to experience weak industry conditions in 2012 as the economic recovery in developed markets was impacted by uncertainty surrounding debt and other fiscal policy issues in Europe and the United States and continued high levels of unemployment, which had a negative impact on overall economic conditions and customer and consumer confidence. Our tire unit shipments in 2012 decreased 9.2% compared to 2011, primarily as a result of continued weakness in Europe. In addition, our raw material costs rose by approximately 7% in 2012 compared to 2011.
In spite of the macroeconomic and industry-specific challenges we faced, we produced segment operating income greater than $1.2 billion for the second consecutive year, including record segment operating income of $514 million in North American Tire. Price and product mix drove an 8% improvement in revenue per tire, excluding the impact of foreign currency translation, in 2012 compared to 2011, reflecting our continued focus on innovative product offerings in targeted market segments. In 2012, we realized approximately $346 million of cost savings, bringing the total cost savings for 2010 to 2012 to approximately $1.1 billion and exceeding our $1.0 billion goal. We also completed the transition to our new manufacturing facility in Pulandian, China and realized continued improvements in working capital efficiency, measured as a percent of sales.
In order to address the uncertain economic environment and the challenges described above, we remain focused on our key strategies:

•	Continue to focus on consumer-driven product development;

•	Take a selective approach to the market, targeting profitable segments where we have competitive advantages;

•	Improve our manufacturing efficiency and create an advantaged supply chain focused on optimizing inventory levels and further improving customer service;

•	Focus on cash flow to provide funding for investments in future growth; and

•	Build top talent and teams.
To address continued economic weakness in Europe and the significant challenges that we face in EMEA, we have announced the exit of the farm tire business in EMEA and the closure of one of our Amiens, France manufacturing facilities, as well as a profit improvement plan over the next three years aimed at restoring the margins in EMEA to historical levels. The profit improvement plan aims to:

•	Target profitable segments where we have competitive advantages;

•	Accelerate our growth in emerging markets in the region; and

•	Achieve $75 million to $100 million of productivity improvements through back-office consolidation, improved manufacturing efficiency and supply chain improvements.
In addition, in order to address our significant unfunded pension obligations, we have announced plans to fund our U.S. pension plans once frozen. See “Pension and Benefit Plans” for additional information.
For the year ended December 31, 2012, Goodyear net income was $212 million, compared to Goodyear net income of $343 million in 2011, and Goodyear net income available to common shareholders was $183 million, compared to Goodyear net income available to common shareholders of $321 million in 2011. Our total segment operating income for 2012 was $1,248 million, compared to $1,368 million in 2011. The decrease in segment operating income was due primarily to lower tire volume, including the effects of under-absorbed overhead on increased conversion costs, and an increase in raw material costs, partially offset by improved price and product mix. See “Results of Operations — Segment Information” for additional information.
Net sales were $21.0 billion in 2012, compared to $22.8 billion in 2011. Net sales decreased due to lower tire volumes, unfavorable foreign currency translation, primarily in EMEA, and lower sales in other tire-related businesses, primarily sales of chemical products in North American Tire. These decreases were partially offset by improved price and product mix.
Pension and Benefit Plans
During 2012, our U.S. pension plans experienced actuarial losses from further decreases in discount rates and increases in estimated life expectancies, which increased plan obligations by $863 million. These losses more than offset the effect of actual returns on U.S. pension plan assets in 2012 that exceeded expected returns by $198 million. As a result, net actuarial losses included in Accumulated Other Comprehensive Loss ("AOCL") increased by $665 million during 2012. Annual U.S. net periodic pension cost will decrease to approximately $175 million to $200 million in 2013 from $203 million in 2012, due primarily to expected returns on higher plan assets following 2012 contributions to U.S. pension plans of approximately $450 million.
We have announced plans to accelerate funding of our U.S. pension plans once frozen and to reduce our exposure to future interest rate and equity market movements. We intend to finance the additional contributions by accessing the debt capital markets. As funded levels increase, we plan to shift our U.S. pension plan asset allocation to a portfolio of fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status.
At December 31, 2012, our unfunded U.S. pension liability was approximately $2.7 billion, of which approximately $1.0 billion is attributable to U.S. pension plans that have been frozen, including our principal U.S. salaried pension plans, and approximately $1.7 billion is attributable to our other U.S. pension plans, including our principal U.S. hourly pension plans. If additional plans become frozen, we intend to accelerate funding and shift the asset allocation of those plans as well.
As a result of this strategy, we expect to limit the growth of our unfunded U.S. pension liability, which in turn is expected to improve our operating cash flow and reduce the volatility of our earnings, liquidity needs and overall leverage, thereby allowing us to focus on our core business. Implementation of this strategy depends on, among other things, our ability to access the debt capital markets. There can be no assurance that we will be able to access those markets on terms that are acceptable to us or at all.
As a precursor to the strategy described above, we have entered into short term hedging strategies to reduce our exposure to market movements during 2013. For further information on these short term hedging strategies, see “Critical Accounting Policies — Pensions and Other Postretirement Benefits” and Note to the Consolidated Financial Statements No. 16, Pension, Other Postretirement Benefits and Savings Plans.
Liquidity
At December 31, 2012, we had $2,281 million in Cash and Cash Equivalents as well as $2,949 million of unused availability under our various credit agreements, compared to $2,772 million and $2,544 million, respectively, at December 31, 2011. The decrease in cash and cash equivalents was driven by capital expenditures of $1,127 million, including expenditures for the continued expansion of our China and Chile manufacturing capacity, pension contributions and direct payments of $684 million and net debt repayments of $265 million. These decreases were partially offset by improvements in working capital of $457 million and net income of $237 million, which included non-cash depreciation and amortization of $687 million.
We believe that our liquidity position is adequate to fund our operating and investing needs in 2013 and to provide us with flexibility to respond to further changes in the business environment.
New Products
In 2012, we launched our new Goodyear Assurance CS TripleTred All-Season, Goodyear Eagle F1 Asymmetric All-Season, Goodyear Eagle F1 Asymmetric 2, Goodyear UltraGrip Winter and Dunlop Signature II tire lines in North American Tire. We also successfully launched three new tire and six new retread product lines in our commercial truck tire business, focusing on regional, mixed service, and long haul applications. At our North American Tire dealer conference in early 2013, we introduced several key products, most notably the Goodyear Eagle Sport All-Season and Goodyear Wrangler All-Terrain Adventure tire lines, and several new Dunlop branded tires including the Sport Maxx Race, Sport Maxx RT, SP Winter Sport 4D and the Winter Maxx.
In EMEA, we launched the new Goodyear UltraGrip 8 Performance and Goodyear UltraGrip Ice Artic winter tires. For Dunlop, we also launched SportMaxx RT, which is an ultra-high performance summer tire, and Ice Touch, which is a winter studdable tire. We introduced the new Marathon Coach and UltraGrip Coach range of commercial Coach tires which are focused on addressing the specific segment needs of comfort, mileage and traction. We also launched our new trailer tire for mixed service applications, part of the Max Technology family.
In Latin American Tire, we launched the Goodyear Eagle Excellence Aquamax - Ayrton Senna edition and Goodyear Assurance CS TripleTred All-Season. We also launched the Goodyear EfficientGrip SUV with QuietTred Technology and the Goodyear Eagle F1 Asymmetric 2. For commercial, we launched CityMax, a new tire for city service applications that is designed to deliver improved treadwear performance.
In Asia Pacific Tire, we launched the Goodyear EfficientGrip SUV. In addition, we successfully produced our first winter tire range, the Goodyear Ultra Grip Ice + for the northern Asia markets. In Australia, we launched the Dunlop Sport Maxx RT. We also launched new commercial vehicle 200 series steer and drive tires in China. These are Goodyear's first commercial tires (for heavy-duty trucks and large buses) designed and manufactured specifically for the Chinese market.

Outlook
We continue to expect long-term growth in the global tire industry, but at a slower pace near-term due primarily to continued economic weakness in Europe. For the full year of 2013 in North America, we expect consumer replacement to be flat to up 2%, consumer original equipment to be up approximately 5%, and commercial replacement and original equipment to be flat. For the full year in Europe, we expect consumer replacement to be flat to up 2%, consumer original equipment to be down approximately 5%, commercial replacement to be up approximately 5%, and commercial original equipment to be flat to up 5%. We expect that our full-year tire unit volume for 2013 will reflect a low single digit percentage growth rate compared to 2012.
For the full year of 2013, we expect our raw material costs will be lower than 2012 and expect to realize a net benefit from raw material costs and price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. In order to mitigate some of the impact of raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials including innovative bio-based materials. However, during periods of rapidly rising raw material costs, we may not be able to fully offset those raw material cost increases through the use of these strategies, although we remain confident in our ability to do so over the longer term.
We have announced the exit of the farm tire business in EMEA and the closure of one of our Amiens, France manufacturing facilities. These actions would eliminate approximately six million units of high-cost physical capacity, although we currently produce approximately 1.3 million tires per year at the Amiens, France manufacturing facility. These actions are expected to improve EMEA operating income by approximately $75 million annually, as compared to 2012 results, following the closure. As the required consultation process has just begun, we are not able to currently estimate the timing of plan completion.
We do not expect to be significantly impacted by incremental unabsorbed fixed costs in 2013. We also expect cost savings to offset general inflation in 2013.
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
2012 Compared to 2011
For the year ended December 31, 2012, Goodyear net income was $212 million, compared to net income of $343 million in 2011. For the year ended December 31, 2012, Goodyear net income available to common shareholders was $183 million, or $0.74 per share, reflecting $29 million of preferred stock dividends, compared to Goodyear net income available to common shareholders of $321 million, or $1.26 per share, reflecting $22 million of preferred stock dividends, in 2011.
Net Sales
Net sales in 2012 of $21.0 billion decreased $1.8 billion, or 7.8%, compared to 2011 due primarily to lower tire volume of $1,639 million, unfavorable foreign currency translation of $766 million, primarily in EMEA, and $489 million in lower sales in other tire-related businesses, primarily due to lower sales of chemical products in North American Tire. These decreases were partially offset by improved price and product mix of $1,223 million. Consumer and commercial net sales in 2012 were $11.4 billion and $4.2 billion, respectively. Consumer and commercial net sales in 2011 were $12.1 billion and $4.6 billion, respectively.

The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2012	2011	% Change
Replacement Units
North American Tire (U.S. and Canada)	44.5	50.0	(11.0)%
International	69.9	82.2	(15.0)%
Total	114.4	132.2	(13.5)%
OE Units
North American Tire (U.S. and Canada)	18.1	16.0	12.8%
International	31.5	32.4	(2.8)%
Total	49.6	48.4	2.4%
Goodyear worldwide tire units	164.0	180.6	(9.2)%

The decrease in worldwide tire unit sales of 16.6 million units, or 9.2%, compared to 2011, included a decrease of 17.8 million replacement units, or 13.5%, due primarily to a decrease in the consumer replacement business in EMEA as a result of economic weakness and uncertainty in the region and increased competition, and in North American Tire, primarily due to lower industry demand and decreased sales of lower end consumer products, partially offset by an increase of 1.2 million OE units, or 2.4%, primarily in North American Tire. North American Tire OE tire volume increased 2.1 million units, or 12.8%, primarily in our consumer business. Consumer and commercial unit sales in 2012 were 149.2 million and 12.8 million, respectively. Consumer and commercial unit sales in 2011 were 163.6 million and 14.8 million, respectively.
Cost of Goods Sold
Cost of goods sold (“CGS”) was $17.2 billion in 2012, decreasing $1.7 billion, or 8.8%, compared to 2011. CGS was 81.8% of sales in 2012 compared to 82.7% of sales in 2011. CGS in 2012 decreased due to lower tire volume of $1,344 million, favorable foreign currency translation of $620 million, and lower costs in other tire-related businesses of $488 million, primarily due to lower sales of chemical products in North American Tire, partially offset by increased conversion costs of $437 million, higher raw material costs of $327 million, and product mix-related manufacturing cost increases of $206 million. The higher conversion costs were caused primarily by higher under-absorbed fixed overhead costs of approximately $232 million due to lower production volume, primarily in EMEA, net of cost savings of approximately $80 million from the closure of our Union City, Tennessee manufacturing facility (“Union City”); incremental start-up expenses for our new manufacturing facility in Pulandian, China of $21 million; and inflationary cost increases. CGS in 2012 included charges for accelerated depreciation and asset write-offs of $21 million ($16 million after-tax or $0.06 per share) related to the closure of our Dalian, China manufacturing facility. CGS in 2012 also included $9 million ($6 million after-tax or $0.03 per share) in settlement charges related to a United Kingdom pension plan, the impact of a strike in South Africa of $6 million ($6 million after-tax or $0.02 per share), and $4 million ($4 million after-tax or $0.02 per share) in charges related to repairs for 2011 tornado damage at our manufacturing facility in Fayetteville, North Carolina. CGS benefited from savings from rationalization plans of $105 million.
CGS was $18.8 billion in 2011. CGS in 2011 included charges for accelerated depreciation and asset write-offs of $50 million ($48 million after-tax or $0.18 per share) related to the closure of Union City and $4 million ($4 million after-tax or $0.01 per share) in charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina.
Selling, Administrative and General Expense
Selling, administrative and general expense (“SAG”) was $2.7 billion in 2012, decreasing $104 million, or 3.7%, compared to 2011. The decrease in SAG was primarily driven by favorable foreign currency translation of $112 million and lower advertising expenses of $36 million, which were partially offset by increased wages and benefits of $17 million, increased warehousing costs of $12 million and inflationary cost increases. SAG benefited from savings from rationalization plans of $13 million. SAG in 2012 was 12.9% of sales, compared to 12.4% in 2011.
Rationalizations
To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce selling, administrative and general expenses through associate headcount reductions. We recorded net rationalization charges of $175 million in 2012 ($141 million after-tax or $0.57 per share).

Rationalization actions initiated in 2012 consisted primarily of headcount reductions in EMEA, primarily related to the announced closure of one of our Amiens, France manufacturing facilities, and in North American Tire.
We recorded net rationalization charges of $103 million in 2011 ($95 million after-tax or $0.35 per share). Rationalization actions initiated in 2011 primarily related to headcount reductions in EMEA and Asia Pacific Tire and actions in connection with the relocation of our manufacturing facility in Dalian, China to Pulandian, China.
Upon completion of the 2012 plans, we estimate that annual segment operating income will improve by approximately $152 million ($103 million CGS and $49 million SAG). The savings realized in 2012 for the 2012 plans totaled $5 million ($1 million CGS and $4 million SAG). In addition, incremental savings realized in 2012 for prior years' plans totaled $93 million ($84 million CGS and $9 million SAG).
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $357 million in 2012, increasing $27 million from $330 million in 2011. The increase relates primarily to higher average debt balances of $5,606 million in 2012 compared to $5,411 million in 2011 and an increase in average interest rates to 6.37% in 2012 from 6.10% in 2011. In addition, we recorded an adjustment of $13 million of expense in 2012 to correct capitalized interest recorded in prior periods.
Other Expense
Other Expense in 2012 was $139 million, increasing $66 million from $73 million in 2011. Financing fees in 2012 of $156 million included a first quarter charge of $86 million ($86 million after-tax or $0.35 per share) related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to a cash premium paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. Also included was a charge of $24 million ($24 million after-tax or $0.10 per share), primarily related to the amendment and restatement of our U.S. second lien term loan facility in the second quarter. Financing fees in 2011 of $89 million included $53 million ($53 million after-tax or $0.20 per share) related to the redemption of $350 million aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to a cash premium paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount.
Net gains on asset sales were $25 million ($20 million after-tax or $0.08 per share) in 2012 compared to net gains on asset sales of $16 million ($8 million after-tax or $0.03 per share) in 2011. Net gains in 2012 related primarily to the sale of property in North American Tire, the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias truck tire business in Latin American Tire. Net gains in 2011 related primarily to the sale of land in Malaysia and the sale of the farm tire business in Latin America.
The 2012 period also included a charge of $25 million ($25 million after-tax or $0.10 per share) related to certain labor claims related to a previously closed facility in EMEA. The 2011 period included charges of $13 million for an asbestos accrual adjustment related to prior periods and $9 million for an insurance deductible related to flood damage to our manufacturing facility in Thailand.
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other Expense. For further information relating to the 2011 Thailand flood, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Segment Information — Asia Pacific Tire.”
Income Taxes
Tax expense in 2012 was $203 million on income before income taxes of $440 million. For 2011, tax expense was $201 million on income before income taxes of $618 million. The difference between our effective tax rate and the U.S. statutory rate was primarily due to our continuing to maintain a full valuation allowance against our Federal and state and certain foreign deferred tax assets and the adjustments discussed below.
Income tax expense in 2012 included discrete net tax charges of $19 million ($17 million after minority or $0.07 per share) due primarily to increased tax reserves for prior years. Income tax expense in 2011 included net tax benefits of $36 million ($42 million after minority or $0.16 per share). The 2011 net tax benefit included a $64 million benefit from the release of a valuation allowance on our Canadian operations, which was released as a result of cumulatively profitable operations in the prior three years and projected future income sufficient to fully realize the deferred tax assets, and a $24 million charge related to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction.

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
The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, retroactively adopts certain taxpayer relief provisions that are not reflected in our 2012 financial statements as enactment took place in 2013. The changes include a refundable alternative minimum tax provision that entitles us to a $7 million refund of our alternative minimum tax carryforwards in 2014. We will record this tax benefit in the first quarter of 2013. The act also reinstates the research and development credit and certain other foreign dividend provisions that will change the components of our deferred taxes. However, these changes will not affect tax expense as we have a full valuation allowance recorded against our U.S. deferred tax assets.
For further information, refer to the Note to the Consolidated Financial Statements No. 5, Income Taxes.
Minority Shareholders’ Net Income
Minority shareholders’ net income was $25 million in 2012, compared to $74 million in 2011. The decrease was due primarily to lower earnings in our joint venture in Europe.
2011 Compared to 2010
For the year ended December 31, 2011, Goodyear net income was $343 million, compared to a Goodyear net loss of $216 million in 2010. For the year ended December 31, 2011, Goodyear net income available to common shareholders was $321 million, or $1.26 per share, reflecting $22 million of preferred stock dividends, compared to a Goodyear net loss available to common shareholders of $216 million, or $0.89 per share, in 2010.
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

Cost of Goods Sold
CGS was $18.8 billion in 2011, increasing $3.4 billion, or 21.8%, compared to 2010. CGS was 82.7% of sales in 2011 compared to 82.1% in 2010. CGS in 2011 increased due primarily to higher raw material costs of $1.8 billion, higher costs in other tire-related businesses of $826 million, primarily in North American Tire’s cost of chemical products, unfavorable foreign currency translation of $453 million, and product mix-related cost increases of $229 million. CGS was favorably impacted by decreased conversion costs of $19 million. The lower conversion costs were caused primarily by lower under-absorbed fixed overhead costs of $195 million due to higher production volume and savings from rationalization plans of $55 million, which were partially offset by incremental start-up costs for our new manufacturing facility in Pulandian, China of $40 million, inflationary cost increases and higher profit sharing costs in North American Tire of $55 million. CGS in 2011 included $4 million ($4 million after-tax or $0.01 per share) in charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina. CGS in 2011 also included charges for accelerated depreciation and asset write-offs of $50 million ($48 million after-tax or $0.18 per share). The increase in accelerated depreciation and asset write-offs in 2011 was due primarily to the closure of Union City.
CGS was $15.5 billion in 2010. CGS in 2010 included charges for accelerated depreciation and asset write-offs of $15 million ($11 million after-tax or $0.05 per share). CGS in 2010 also included gains from supplier settlements of $12 million ($8 million after-tax or $0.03 per share), expense due to a supplier disruption of $4 million ($4 million after-tax or $0.02 per share), a one-time importation cost adjustment of $3 million ($3 million after-tax or $0.01 per share), and the impact of a strike in South Africa of $3 million ($3 million after-tax or $0.01 per share).
Selling, Administrative and General Expense
SAG was $2.8 billion in 2011, increasing $192 million, or 7.3%, compared to 2010. SAG increased due primarily to unfavorable foreign currency translation of $89 million, higher advertising and marketing expenses of $79 million, increased wages and benefits of $77 million, and increased warehousing costs of $13 million. Lower general and product liability expense of $52 million in North American Tire served to partially offset the increase. SAG benefited from savings from rationalization plans of $20 million. SAG in 2010 included an insurance recovery of $8 million ($8 million after-tax or $0.03 per share). SAG in 2011 was 12.4% of sales, compared to 14.0% in 2010.
Rationalizations
We recorded net rationalization charges of $103 million in 2011. Rationalization actions initiated in 2011 primarily related to headcount reductions in EMEA and Asia Pacific Tire and actions in connection with the relocation of our manufacturing facility in Dalian, China to Pulandian, China.
We recorded net rationalization charges of $240 million in 2010. Rationalization actions initiated in 2010 consisted of the plan to close Union City, the consolidation of several warehouses in North American Tire, an increase in costs related to the discontinuation of consumer tire production at one of our facilities in Amiens, France, and the closure of a manufacturing facility in Taiwan.
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
Financing fees in 2011 of $89 million included $53 million related to the redemption of $350 million aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to a cash premium paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount.

Net gains on asset sales were $16 million in 2011 compared to net gains on asset sales of $73 million ($48 million after-tax or $0.20 per share) in 2010. Net gains in 2011 related primarily to the sale of land in Malaysia and the sale of the farm tire business in Latin America. Net gains in 2010 related primarily to the sale of a closed manufacturing facility in Taiwan and land in Thailand and the recognition of a deferred gain from the sale of a warehouse in Guatemala in 2008.
The 2011 period also included charges of $13 million for an asbestos accrual adjustment related to prior periods and $9 million for the insurance deductible related to flood damage to our manufacturing facility in Thailand. The 2010 period also included a charge of $25 million related to a claim regarding the use of value-added tax credits in prior years.
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other Expense.
Income Taxes
Tax expense in 2011 was $201 million on income before income taxes of $618 million. For 2010, tax expense was $172 million on income before income taxes of $8 million primarily driven by a U.S. loss of $529 million with no tax benefit. For the year ending December 31, 2010, our income tax expense or benefit was allocated among operations and items charged or credited directly to shareholders’ equity. Pursuant to this allocation requirement, a $9 million non-cash tax benefit was allocated to the loss from our U.S. operations, with offsetting tax expense allocated to items, primarily attributable to employee benefits, charged directly to shareholders’ equity. Income tax expense in 2011 also included net tax benefits of $36 million. The 2011 net tax benefit included a $64 million benefit from the release of a valuation allowance on our Canadian operations, which was released as a result of cumulatively profitable operations in the prior three years and projected future income sufficient to fully realize the deferred tax assets, and a $24 million charge related to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction. Income tax expense in 2010 included net tax benefits of $33 million related to a $16 million benefit for enacted tax law changes and $20 million of tax benefits related to the settlement of tax audits and the expiration of statutes of limitations in multiple tax jurisdictions.
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
Total segment operating income was $1,248 million in 2012, $1,368 million in 2011 and $917 million in 2010. Total segment operating margin (segment operating income divided by segment sales) in 2012 was 5.9%, compared to 6.0% in 2011 and 4.9% in 2010.
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

North American Tire

	Year Ended December 31,
(In millions)	2012	2011	2010
Tire Units	62.6	66.0	66.7
Net Sales	$9,666	$9,859	$8,205
Operating Income	514	276	18
Operating Margin	5.3%	2.8%	0.2%

2012 Compared to 2011
North American Tire unit sales in 2012 decreased 3.4 million units, or 5.2%, to 62.6 million units. The decrease was primarily related to a reduction in replacement tire volume of 5.5 million units, or 11.0%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower end consumer products. Increased OE tire volume, primarily in our consumer business, of 2.1 million units, or 12.8%, primarily related to improved industry conditions, partially offset this decrease.
Net sales in 2012 were $9,666 million, decreasing $193 million, or 2.0%, compared to $9,859 million in 2011. Price and product mix improvement of $500 million was more than offset by decreased sales in other tire-related businesses of $354 million, primarily related to a decrease in the price and volume of third party sales of chemical products, and lower sales volume of $329 million.
Operating income in 2012 was $514 million, improving $238 million from $276 million in 2011. Price and product mix improved $498 million, which exceeded material cost increases of $127 million. This improvement was partially offset by increased conversion costs of $67 million, lower volume of $38 million, increased SAG expense of $7 million and unfavorable foreign currency translation of $2 million. Decreased profits in our other tire-related businesses of $5 million, driven by a decrease in the price and volume of third party sales of chemical products, also negatively impacted operating income. Higher conversion costs were driven by $105 million of increased under-absorbed overhead costs resulting from lower production volumes as well as increased pension expense and inflationary cost increases, partially offset by $80 million in rationalization savings, primarily due to the closure of Union City in July 2011. SAG expenses included savings from rationalization plans of $3 million.
Operating income in 2012 excluded net rationalization charges of $43 million and charges for accelerated depreciation and asset write-offs of $1 million, primarily related to the closure of Union City, and net gains on asset sales of $9 million. Operating income in 2011 excluded net rationalization charges of $72 million and charges for accelerated depreciation and asset write-offs of $43 million, primarily related to the closure of Union City, and net losses on asset sales of $2 million.
2011 Compared to 2010
North American Tire unit sales in 2011 decreased 0.7 million units, or 0.9%, to 66.0 million units. The decrease was primarily related to a decrease in replacement volume of 0.8 million units, or 1.6%, primarily in our consumer business reflecting lower industry demand. OE volume remained relatively flat with increases in our commercial business offsetting decreases in our consumer business.
Net sales in 2011 were $9,859 million, increasing $1,654 million, or 20.2%, compared to $8,205 million in 2010 due primarily to improved price and product mix of $1,000 million, increased sales in other tire-related businesses of $677 million, primarily related to an increase in the price and volume of third party sales of chemical products, and favorable foreign currency translation of $28 million. Lower sales volume of $54 million partially offset these improvements.
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
Operating income in 2011 excluded net rationalization charges of $72 million and charges for accelerated depreciation and asset write-offs of $43 million, primarily related to the closure of Union City, and net losses on asset sales of $2 million. Operating income in 2010 excluded net rationalization charges of $184 million and charges for accelerated depreciation and asset write-offs of $2 million, primarily related to the closure of Union City, and net gains on asset sales of $2 million.
Europe, Middle East and Africa Tire

	Year Ended December 31,
(In millions)	2012	2011	2010
Tire Units	62.7	74.3	72.0
Net Sales	$6,884	$8,040	$6,407
Operating Income	252	627	319
Operating Margin	3.7%	7.8%	5.0%

2012 Compared to 2011
Europe, Middle East and Africa Tire unit sales in 2012 decreased 11.6 million units, or 15.6%, to 62.7 million units. Replacement tire volume decreased 10.4 million units, or 18.3%, primarily in the consumer business, due to economic weakness and uncertainty in the region, which slowed retail demand, aggressive competition and high trade inventory levels following weak dealer seasonal tire sales. OE tire volume decreased 1.2 million units, or 6.7%, due primarily to economic weakness and uncertainty in the region which led to decreased industry demand in both our consumer and commercial businesses.
Net sales in 2012 were $6,884 million, decreasing $1,156 million, or 14.4%, compared to $8,040 million in 2011. Net sales decreased due primarily to lower tire volume of $1,155 million and unfavorable foreign currency translation of $507 million. These decreases were partially offset by improved price and product mix of $499 million.
Operating income in 2012 was $252 million, decreasing $375 million, or 59.8%, compared to $627 million in 2011. Operating income decreased due primarily to higher conversion costs of $267 million, lower tire volume of $225 million and unfavorable foreign currency translation of $15 million. The overall decrease was partially offset by improved price and product mix of $303 million, which exceeded higher raw material costs of $168 million. Conversion costs increased due primarily to higher under-absorbed fixed overhead costs of $194 million due to lower production volume, production inefficiencies and other inflationary cost increases. Conversion costs and SAG expenses included savings from rationalization plans of $3 million and $9 million, respectively.
Operating income included a $29 million charge for a contractual obligation under an offtake agreement for tires. Although the agreement continues in future years, we do not expect to incur similar charges going forward due to changes to the agreement made in the fourth quarter of 2012.
Operating income in 2012 excluded net rationalization charges of $100 million, primarily related to the announced exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities, charges of $25 million related to certain labor claims with respect to a previously closed facility, and net gains on asset sales of $9 million. Operating income in 2011 excluded net rationalization charges of $15 million and net gains on asset sales of $1 million.
EMEA’s results are highly dependent upon Germany, which accounted for approximately 37% of EMEA’s net sales in 2012 and 2011. Accordingly, results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance. The announced exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities are expected to improve EMEA operating income by approximately $75 million annually, as compared to 2012 results, following the closure. As the required consultation process has just begun, we are not able to currently estimate the timing of plan completion.
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
Latin American Tire

	Year Ended December 31,
(In millions)	2012	2011	2010
Tire Units	18.1	19.8	20.7
Net Sales	$2,085	$2,472	$2,158
Operating Income	223	231	330
Operating Margin	10.7%	9.3%	15.3%

2012 Compared to 2011
Latin American Tire unit sales in 2012 decreased 1.7 million units, or 8.4%, to 18.1 million units. Replacement tire volume decreased 1.2 million units, or 8.9%, and OE tire volume decreased 0.5 million units, or 7.4%, driven primarily by increased competition and lower industry volume. Approximately 0.4 million and 0.1 million of the total unit decline was attributable to the May 2012 sale of our bias truck tire business in certain countries and the April 2011 divestiture of our farm tire business, respectively.
Net sales in 2012 were $2,085 million, decreasing $387 million, or 15.7%, from $2,472 million in 2011. Net sales decreased due primarily to unfavorable foreign currency translation of $194 million, mainly in Brazil, lower tire volume of $174 million, lower sales by other tire-related businesses of $101 million, the sale of the bias truck tire business of $70 million, and the divestiture of the farm tire business of $33 million. These decreases were partially offset by improved price and product mix of $185 million.
Operating income in 2012 was $223 million, decreasing $8 million, or 3.5%, from $231 million in 2011. Operating income decreased due primarily to higher conversion costs of $59 million, lower tire volume of $38 million, higher SAG expenses of $16 million, lower operating income from other tire-related businesses of $9 million, unfavorable foreign currency translation of $6 million and the divestiture of the farm tire business of $3 million. These decreases were partially offset by improved price and product mix of $171 million, which more than offset increased raw material costs of $54 million, and higher operating income from intersegment sales of $5 million. The higher conversion costs were primarily driven by increased wages and benefit costs and higher under-absorbed fixed overhead costs of $12 million on lower volume. Conversion costs included savings from rationalization plans of $8 million. The increase in SAG expenses is primarily driven by increased wages and benefits of $12 million and higher warehousing expense.
Operating income in 2012 excluded net rationalization charges of $6 million and net gains on asset sales of $4 million. Operating income in 2011 excluded net gains on asset sales of $4 million.
Latin American Tire’s results are highly dependent upon Brazil, which accounted for 51% and 58% of Latin American Tire’s net sales in 2012 and 2011, respectively. Lower operating income in Brazil in 2012, primarily due to increased competition from Asian imports, increased raw material costs and inflationary cost increases, drove the year over year decline in segment operating income in 2012.

Goodyear Venezuela also contributed a significant portion of Latin American Tire’s sales and operating income in 2012 and 2011. On February 8, 2013, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte, effective February 13, 2013. The announcement indicated that the official exchange rate would be changed from 4.3 bolivares fuertes to each U.S. dollar to 6.3 bolivares fuertes to each U.S. dollar. As a result, we expect to record a charge in the first quarter of 2013 in Other Expense and, therefore, excluded from segment operating income in connection with the remeasurement of our balance sheet to reflect the devaluation. If calculated at the announced official exchange rate of 6.3, the charge is expected to be approximately $100 million, net of tax. For further information see “Item 1. Business — Recent Developments,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in this Form 10-K.

2011 Compared to 2010
Latin American Tire unit sales in 2011 decreased 0.9 million units, or 4.8%, to 19.8 million units. Replacement tire volume decreased 0.9 million units, or 7.0%, primarily in the lower end of the consumer tire market due to competition from increased imports of tires from Asia, while OE tire volume was flat.
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
Asia Pacific Tire

	Year Ended December 31,
(In millions)	2012	2011	2010
Tire Units	20.6	20.5	21.4
Net Sales	$2,357	$2,396	$2,062
Operating Income	259	234	250
Operating Margin	11.0%	9.8%	12.1%

2012 Compared to 2011
Asia Pacific Tire unit sales in 2012 increased 0.1 million units, or 0.3%, to 20.6 million units. OE tire volume increased by 0.8 million units, or 9.8%, primarily in the consumer business while replacement tire volume decreased by 0.7 million units, or 5.9%. Increases in OE tire volume were primarily driven by growth in the consumer business in China and India, which more than offset declines in replacement tire volume driven primarily by a weakening environment in Australia and slowing economic conditions, primarily in India.
Net sales in 2012 were $2,357 million, decreasing $39 million, or 1.6%, from $2,396 million in 2011, due primarily to unfavorable foreign currency translation of $55 million driven by depreciation of the Indian rupee and lower sales in other-tire related businesses of $39 million. Improved price and product mix of $39 million and higher volume of $19 million partially offset the decreases.

Operating income in 2012 was $259 million, increasing $25 million, or 10.7%, from $234 million in 2011, due primarily to improved price and product mix of $45 million, lower raw material costs of $22 million, the timing of recognition of flood related losses in 2011 and net recoveries from insurance in 2012 of $21 million, higher equity income from a Japanese joint venture of $15 million and higher volume of $6 million. These increases were partially offset by higher conversion costs of $23 million, an increase in start-up expenses for our new manufacturing facility in Pulandian, China of approximately $21 million, higher SAG costs of $19 million, primarily to support sales growth in China, unfavorable foreign currency translation of $11 million and lower income from other-tire related businesses of $10 million, primarily related to retail tire operations.
Restoration of our facility in Thailand, which was closed following severe flooding in the fourth quarter of 2011, was substantially completed in the third quarter of 2012. In 2012, insurance recoveries exceeded costs and losses incurred, which increased Asia Pacific Tire's operating income by $9 million. Asia Pacific Tire's operating income in 2011 was negatively impacted by $12 million due to reduced volume and increased conversion costs. As a result of the timing of the recognition of costs and losses and related insurance recoveries, segment operating income improved by $21 million in 2012 as compared to 2011. In 2012, on a consolidated basis, we recognized a net benefit of $18 million ($15 million after-tax or $0.06 per share) due to insurance recoveries exceeding costs and losses incurred. In 2011, our consolidated results of operations were negatively affected by approximately $21 million ($16 million after-tax, or $0.07 per share). As a result of the timing of the recognition of costs and losses and related insurance recoveries, pre-tax income improved by $39 million in 2012 as compared to 2011. We expect further insurance recoveries as we finalize our claims.
Operating income in 2012 excluded net rationalization charges of $26 million and charges for accelerated depreciation and asset write-offs of $19 million, which primarily related to the closure of our Dalian, China manufacturing facility. In addition, operating income excluded net gains on asset sales of $1 million in 2012.
Operating income in 2011 excluded net rationalization charges of $16 million and charges for accelerated depreciation and asset write-offs of $7 million, primarily related to the closure of our Dalian, China manufacturing facility. In addition, operating income excluded net gains on asset sales of $9 million in 2011, due primarily to the sale of land in Malaysia.
Asia Pacific Tire’s results are highly dependent upon Australia, which accounted for approximately 44% of Asia Pacific Tire’s net sales in 2012 and 2011. Accordingly, results of operations in Australia are expected to continue to have a significant impact on Asia Pacific Tire's future performance. In 2013, decreases in start-up expenses at our new manufacturing facility in Pulandian, China are anticipated to improve Asia Pacific Tire's operating income by $10 million to $20 million compared to 2012.

2011 Compared to 2010
Asia Pacific Tire unit sales in 2011 decreased 0.9 million units, or 4.2%, to 20.5 million units. OE volume decreased by 0.6 million units, or 6.5%, primarily in the consumer business and replacement volume decreased by 0.3 million units, or 2.6%. Decreases in OE unit sales were primarily caused by supply disruptions at OE manufacturers as a result of the natural disaster in Japan as well as flooding in Thailand. Declines in replacement unit sales in Australia and New Zealand, which were affected by a continued weak retail environment, and in Thailand, which was impacted by flooding, more than offset increased replacement unit sales in China and India.
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
General and Product Liability and Other Litigation.  We have recorded liabilities totaling $298 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, presently asserted against us at December 31, 2012. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.
A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $139 million at December 31, 2012. The portion of the liability associated with unasserted asbestos claims and related defense costs was $68 million.
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
As of December 31, 2012, we recorded a receivable related to asbestos claims of $73 million, and we expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $10 million was included in Current Assets as part of Accounts receivable at December 31, 2012. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $307 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2012. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $664 million at December 31, 2012.

We have determined our reporting units to be consistent with our operating segments comprised of four strategic business units: North American Tire, Europe, Middle East and Africa Tire, Latin American Tire and Asia Pacific Tire. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. There have been no changes to our reporting units or in the manner in which goodwill was allocated in 2012.
Guidance under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis, with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured.
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
Given the current economic conditions in Europe and the segment operating results of our EMEA reporting unit, we concluded that it was necessary to perform a quantitative analysis in connection with our 2012 annual goodwill impairment assessment for that reporting unit. We determined the estimated fair value of our EMEA reporting unit using a discounted cash flow approach consistent with the methodology used in our most recent quantitative annual testing. The key assumptions incorporated in the discounted cash flow approach include a growth rate, projected segment operating income, changes in our plan for capital expenditures, anticipated funding for pensions, and a discount rate equal to our assumed long-term cost of capital. Based on the testing performed in accordance with ASC 350, the annual impairment test indicated there was no impairment of goodwill in our EMEA reporting unit since the fair value exceeded the carrying value.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions.  At December 31, 2012, we had valuation allowances aggregating $3.4 billion against all of our net Federal and state and certain of our foreign net deferred tax assets.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations, including those for transfer pricing. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize income tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, our results of operations and effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and lead to recognition of expense to the extent the settlement amount exceeds recorded liabilities and, in the case of an income tax settlement, result in an increase in our effective tax rate in the period of resolution. To reduce our risk of an unfavorable transfer price settlement, the Company applies consistent transfer pricing policies and practices globally, supports pricing with economic studies and seeks advance pricing agreements and joint audits to the extent possible. A favorable tax settlement would be recognized as a reduction of expense to the extent the settlement amount is lower than recorded liabilities and, in the case of an income tax settlement, would result in a reduction in our effective tax rate in the period of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.
For additional information regarding uncertain income tax positions and valuation allowances, refer to the Note to the Consolidated Financial Statements No. 5, Income Taxes.

Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of approximately $3.5 billion and $0.5 billion, respectively, at December 31, 2012. Our recorded liabilities for pensions and other postretirement benefits are based on a number of assumptions, including:

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
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 3.71% and 3.30%, respectively, at December 31, 2012, compared to 4.52% and 4.12%, respectively, at December 31, 2011. The decrease in the discount rate at December 31, 2012 was due primarily to lower interest rate yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $261 million in 2012, compared to $283 million in 2011 and $296 million in 2010. Interest cost included in our worldwide net periodic other postretirement benefits cost was $24 million in 2012, compared to $30 million in 2011 and $33 million in 2010.
The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, and annual expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2012
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$406	$13
Expected return on assets	+/- 1.0%	N/A	40
Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$9	$—
Health care cost trends — total cost	+/- 1.0%	2	—

Subsequent to December 31, 2012, substantially all of our U.S. pension plans entered into short term zero cost interest rate option strategies in order to significantly reduce the volatility of our U.S. pension funded status. Changes in general interest rates and corporate (AA or better) credit spreads impact our discount rate and thereby our U.S. pension liability. If general interest rates were to decrease in parallel (i.e., across all maturities), the interest rate option strategies would mitigate approximately 50% of the impact of the expected rise in the pension benefit obligation. If general interest rates were to increase in parallel, the interest rate option strategies would limit the benefit of higher interest rates on our pension benefit obligation after interest rates increase beyond specified levels, or caps. For example, a 0.50% increase in these rates would result in approximately a 10% offset to the expected decrease in the pension benefit obligation and a 1.00% increase would result in approximately a 25% offset. The options strategies have no impact on changes in our discount rate (and thereby our pension liability) that may occur due to movements in corporate (AA or better) credit spreads.
At the same time, we entered into short term zero cost equity collars that cap upside and limit downside on a portion of the pension plans' U.S. equity portfolio. These agreements initially cover 75% of our equity position and decline to 50% during the year.
A significant portion of the net actuarial loss included in AOCL of $3,385 million in our U.S. pension plans as of December 31, 2012 is a result of the overall decline in U.S. discount rates over time and plan asset losses. For purposes of determining our 2012 U.S. net periodic pension expense, our funded status was such that we recognized $179 million of the net actuarial loss in 2012. We will recognize approximately $211 million of net actuarial losses in 2013. If our future experience is consistent with our assumptions as of December 31, 2012, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2013 before it begins to gradually decline.
The actual rate of return on our U.S. pension fund was 14.2%, 0.7% and 14.4% in 2012, 2011 and 2010, respectively, as compared to the expected rate of 8.50% for all three years. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
We experienced a decrease in our U.S. discount rate at the end of 2012 and a large portion of the net actuarial loss included in AOCL of $170 million in our worldwide other postretirement benefit plans as of December 31, 2012 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2012 worldwide net periodic other postretirement benefits cost, we recognized $11 million of the net actuarial losses in 2012. We will recognize approximately $13 million of net actuarial losses in 2013. If our future experience is consistent with our assumptions as of December 31, 2012, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2013 before it begins to gradually decline.
The weighted average amortization period for our U.S. pension plans is approximately 13 years.
For further information on pensions and other postretirement benefits, refer to the Note to the Consolidated Financial Statements No. 16, Pension, Other Postretirement Benefits and Savings Plans.

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.

We experienced weak industry conditions in 2012 as the economic recovery in developed markets was impacted by uncertainty surrounding debt and other fiscal policy issues in Europe and the United States and continued high levels of unemployment, which had a negative impact on overall economic conditions. At December 31, 2012, we had solid liquidity, with approximately $5.2 billion of cash and cash equivalents and unused availability under our credit facilities.

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

For further information on the other strategic initiatives we pursued in 2012, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

At December 31, 2012, we had $2,281 million in Cash and Cash Equivalents, compared to $2,772 million at December 31, 2011. For the year ended December 31, 2012, net cash provided by operating activities was $1,038 million, primarily driven by net income of $237 million, which includes non-cash depreciation and amortization of $687 million, and an improvement in working capital of $457 million, partially offset by pension contributions of $684 million. Net cash used by investing activities was $1,123 million in 2012 and $902 million in 2011, primarily driven by capital expenditures of $1,127 million in 2012 and $1,043 million in 2011. Net cash used by financing activities was $426 million in 2012, compared to net cash provided of $994 million in 2011.

Financing activities in 2012 included net debt repayments of $265 million. Financing activities in 2011 included $484 million in net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $562 million to fund working capital needs and capital expenditures.
At December 31, 2012 and 2011, we had $2,949 million and $2,544 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2012	2011
First lien revolving credit facility	$1,239	$1,093
European revolving credit facility	519	511
Chinese credit facilities	57	188
Pan-European accounts receivable facility due 2015	156	—
Other domestic and international debt	531	410
Notes payable and overdrafts	447	342
	$2,949	$2,544

At December 31, 2012, our unused availability included $57 million that can only be used to finance the relocation and expansion of our manufacturing facility in China.
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
In 2013, we expect our operating needs to include global contributions to our funded pension plans of approximately $275 million to $325 million and our investing needs to include capital expenditures of approximately $1.0 billion to $1.2 billion. We also expect interest expense to range between $365 million and $390 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $29 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
The Moving Ahead for Progress in the 21st Century Act (the "MAP-21 Act") was signed into law on July 6, 2012 and contains provisions that stabilize the interest rates used to calculate required pension contributions in the United States. Current historically low interest rates have resulted in significant increases to required pension contributions. The funding stabilization provisions of the MAP-21 Act are expected to reduce our total U.S. minimum required pension contributions by approximately $400 million to $450 million in the aggregate over the next five years, with the greatest benefit coming in 2013 and 2014. We currently estimate that we will be required to make contributions to our funded U.S. pension plans of approximately $175 million to $200 million in 2013 and $375 million to $425 million in 2014. For additional information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingent Liabilities.”
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2012, approximately $660 million of net assets, including $561 million of cash and cash equivalents, were subject to such requirements, including $398 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles since it experienced a rate of general inflation in excess of 100% over the latest three year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, the U.S. dollar was determined to be the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements since January 1, 2010 were determined using official exchange rates and are reported in Other Expense. Venezuela remained a highly inflationary economy for U.S. GAAP purposes during 2012. On February 8, 2013, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte, effective February 13, 2013. The announcement indicated that the official exchange rate would be changed from 4.3 bolivares fuertes to each U.S. dollar to 6.3 bolivares fuertes to each U.S. dollar. As a result, we expect to record a charge in the first quarter of 2013 in connection with the remeasurement of our balance sheet to reflect the devaluation. If calculated at the announced official exchange rate of 6.3, the charge is expected to be approximately $100 million, net of tax.
As the announcement provided limited details, we are not able to fully assess the effect of the changes on our future results of operations. Further information will be available on February 13, 2013 when the government is expected to publish the decree in the Official Gazette. For further information regarding the Venezuelan currency devaluation and its anticipated impact on Goodyear, see “Item 1. Business — Recent Developments — Venezuelan Currency Devaluation'” and for a discussion of the risks related to our international operations, including Venezuela, see “Item 1A. Risk Factors.”
If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statement of Operations. At December 31, 2012, we had bolivar fuerte denominated monetary assets of $446 million, which consisted primarily of $398 million of cash, $22 million of deferred tax assets and $10 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $202 million which consisted primarily of $112 million of intercompany payables, including $59 million of dividends, $37 million of accounts payable — trade, $24 million of long term benefits, $10 million of compensation and benefits and $4 million of income taxes payable. At December 31, 2011, we had bolivar fuerte denominated monetary assets of $317 million, which consisted primarily of $291 million of cash, $18 million of deferred tax assets and $8 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $152 million which consisted primarily of $92 million of intercompany payables, including $59 million of dividends, $24 million of accounts payable — trade, $15 million of compensation and benefits and $14 million of income taxes payable. All monetary assets and liabilities were remeasured at 4.3 bolivares fuertes to the U.S. dollar at December 31, 2012 and 2011.
Goodyear Venezuela’s sales were 1.9% and 1.5% of our net sales for the twelve months ended December 31, 2012 and 2011, respectively. Goodyear Venezuela’s cost of goods sold was 1.6% and 1.2% of our cost of goods sold for the twelve months ended December 31, 2012 and 2011, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 58% bolivar fuerte denominated and approximately 42% U.S. dollar-denominated. A further 10% decrease in the 4.3 bolivar fuerte to U.S. dollar exchange rate would decrease Goodyear Venezuela’s sales and cost of goods sold by approximately $37 million and approximately $16 million, respectively, on an annual basis, before any potential offsetting actions.
During the twelve months ended December 31, 2012, Goodyear Venezuela settled $69 million and $11 million of U.S. dollar-denominated intercompany payables and accounts payable — trade, respectively, through the Venezuelan currency exchange board. For the twelve months ended December 31, 2012, substantially all of those payables were settled at the official exchange rate of 4.3 bolivares fuertes to the U.S. dollar. At December 31, 2012, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were $222 million. Due to the government's recent announcement of the devaluation of the bolivar fuerte and lack of a published decree, we are not currently able to determine the exchange rate at which these transactions will settle. At December 31, 2012, $46 million of the requested settlements were pending up to 180 days, $76 million were pending from 180 to 360 days and $100 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $46 million, amounts pending from 180 to 360 days include imported tires and raw materials of $76 million, and amounts pending over one year include dividends payable of $59 million, intercompany charges for royalties of $17 million, and imported tires of $10 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
Goodyear Venezuela contributed a significant portion of Latin American Tire’s sales and operating income in 2012 and 2011. We continue to face operational challenges in Venezuela, including inflationary cost pressures, high absenteeism, and difficulties importing raw materials and finished goods. In response to conditions in Venezuela, we continue to evaluate the need to adjust prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price controls.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2013 and to provide us with flexibility to respond to further changes in the business environment. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position, which could include obtaining new bank debt or capital markets transactions. However, the challenges we face may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See “Item 1A. Risk Factors” for a more detailed discussion of these challenges.
Cash Position
At December 31, 2012, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$418 million or 18% in Europe, Middle East and Africa, primarily Belgium and Poland ($793 million or 29% at December 31, 2011),

•	$370 million or 16% in Asia, primarily China, Australia and India ($430 million or 16% at December 31, 2011), and

•	$622 million or 27% in Latin America, primarily Venezuela and Brazil ($527 million or 19% at December 31, 2011).
Operating Activities
Net cash provided by operating activities was $1,038 million in 2012, compared to $773 million in 2011 and $924 million in 2010. Operating cash flows in 2012 were favorably impacted by improvements in working capital as compared to 2011 and 2010. Net cash provided by working capital was $457 million in 2012, compared to net cash used of $650 million and net cash provided of $52 million in 2011 and 2010, respectively. The improvement in working capital in 2012 was due primarily to reduced sales and production volumes and lower raw material costs. Operating cash flows in 2012 were unfavorably impacted by increased pension contributions of $390 million and the decrease in earnings compared to 2011.
Investing Activities
Net cash used in investing activities was $1,123 million in 2012, compared to $902 million in 2011 and $859 million in 2010. Capital expenditures were $1,127 million in 2012, compared to $1,043 million in 2011 and $944 million in 2010. Beyond expenditures required to sustain our facilities, capital expenditures in 2012 included the continued expansion of manufacturing capacity in China and Chile. Investing cash flows in 2012 declined from the 2011 period, as the 2011 period included cash inflows of $95 million from government grants related to the relocation and expansion of our manufacturing facility in China. Proceeds from asset sales were $16 million in 2012, compared to $76 million in 2011 and $70 million in 2010. Asset sales in 2011 primarily related to the sale of the farm tire business in Latin American Tire and in 2010 primarily related to the sale of a closed manufacturing facility in Asia Pacific Tire.
Financing Activities
Net cash used by financing activities was $426 million in 2012, compared to net cash provided of $994 million in 2011 and $179 million in 2010. Financing activities in 2012 included net debt repayments of $265 million. Financing activities in 2011 included $484 million in net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $562 million to fund working capital needs and capital expenditures.
Credit Sources
In aggregate, we had total credit arrangements of $8,387 million available at December 31, 2012, of which $2,949 million were unused, compared to $8,129 million available at December 31, 2011, of which $2,544 million were unused. At December 31, 2012, we had long term credit arrangements totaling $7,837 million, of which $2,501 million were unused, compared to $7,531 million and $2,202 million, respectively, at December 31, 2011. At December 31, 2012, we had short term committed and uncommitted credit arrangements totaling $550 million, of which $448 million were unused, compared to $598 million and $342 million, respectively, at December 31, 2011. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
See the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments for a discussion of the issuance of our $700 million 7% senior notes due 2022, the redemption of our $650 million 10.5% senior notes due 2016, and the amendments to our first lien revolving credit facility and our second lien term loan facility.

Outstanding Notes
At December 31, 2012, we had $2,440 million of outstanding notes, compared to $2,362 million at December 31, 2011. For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
On April 19, 2012, we amended and restated our U.S. first lien revolving credit facility. Significant changes to that facility include the extension of the maturity to April 30, 2017 and an increase of the available commitments from $1.5 billion to $2.0 billion. Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2012, our borrowing base, and therefore our availability, under the amended and restated facility was $361 million below the facility's stated amount of $2.0 billion.
At December 31, 2012, we had no borrowings outstanding and $400 million of letters of credit issued under the revolving credit facility. At December 31, 2011, we had no borrowings outstanding and $407 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
On April 19, 2012, we also amended and restated our U.S. second lien term loan facility, including the extension of the maturity to April 30, 2019. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. At December 31, 2012 and 2011, this facility was fully drawn.
€400 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2016
Our amended and restated €400 million revolving credit facility consists of a €100 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (the “German borrower”) and a €300 million all-borrower tranche that is available to GDTE, the German borrower and certain of GDTE’s other subsidiaries. Up to €50 million in letters of credit are available for issuance under the all-borrower tranche. GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany provide guarantees to support the facility. GDTE’s obligations under the facility and the obligations of its subsidiaries under the related guarantees are secured by security interests in a variety of collateral. Goodyear and its U.S. subsidiaries and primary Canadian subsidiary that guarantee our U.S. senior secured credit facilities also provide unsecured guarantees to support the facility.
As of December 31, 2012 and 2011, there were no borrowings under the European revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $10 million (€7 million) as of December 31, 2012 and $8 million (€6 million) as of December 31, 2011.

Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2011 under the first lien facility and December 31, 2010 under the European facility. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below and the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. At December 31, 2011, the amount available and fully utilized under this program totaled $393 million (€303 million). The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. At December 31, 2011, the amount available and fully utilized under this program totaled $75 million. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases Due Within One Year at December 31, 2012 and Notes Payable and Overdrafts at December 31, 2011.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2012 and 2011. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2012 and 2011, the gross amount of receivables sold was $243 million and $190 million, respectively.
Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At December 31, 2012, these non-revolving credit facilities had total unused availability of 360 million renminbi ($57 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. There were $471 million and $389 million of borrowings outstanding under these facilities at December 31, 2012 and 2011, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. At December 31, 2012, there was no restricted cash related to funds obtained under these credit facilities. At December 31, 2011, restricted cash of $9 million was related to funds obtained under these credit facilities.
Vendor Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not notified when our suppliers sell receivables under this program. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. At December 31, 2012, agreements for such vendor financing programs totaled approximately $400 million as compared to approximately $240 million at December 31, 2011.
Covenant Compliance
Our amended and restated first lien revolving and second lien credit facilities and some of the indentures governing our notes contain certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, pay dividends or make certain other restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.
We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2012, our availability under this facility of $1,239 million, plus our Available Cash of $870 million, totaled $2.1 billion, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2012, we were in compliance with this financial covenant.
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
As of December 31, 2012, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2012:

	Payment Due by Period as of December 31, 2012
(In millions)	Total	2013	2014	2015	2016	2017	Beyond 2017
Debt Obligations(1)	$5,028	$184	$55	$284	$317	$262	$3,926
Capital Lease Obligations(2)	58	14	12	9	6	5	12
Interest Payments(3)	2,451	343	335	327	310	247	889
Operating Leases(4)	1,422	322	249	197	155	117	382
Pension Benefits(5)	2,290	338	563	463	463	463	NA
Other Postretirement Benefits(6)	335	41	36	35	34	33	156
Workers’ Compensation(7)	397	57	60	36	27	21	196
Binding Commitments(8)	5,007	2,698	998	834	243	132	102
Uncertain Income Tax Positions(9)	44	13	15	11	1	1	3
	$17,032	$4,010	$2,323	$2,196	$1,556	$1,281	$5,666
_______________________________________

(1)	Debt obligations include Notes Payable and Overdrafts.

(2)	The minimum lease payments for capital lease obligations are $82 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $42 million, $33 million, $25 million, $17 million, $9 million and $5 million in each of the periods above, respectively, for a total of $131 million. Payments, net of minimum sublease rentals, total $1,291 million. The present value of the net operating lease payments is $1,000 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2012. Although subject to change, the amounts set forth in the table represent the midpoint of the range of our estimated minimum funding requirements for U.S. defined benefit pension plans under current ERISA law and the midpoint of the range of our expected contributions to our funded non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

The expected contributions for our U.S. plans are based upon a number of assumptions, including:

•	Projected Target Liability interest rate of 6.13% for 2013, 5.55% for 2014, 5.03% for 2015, 4.55% for 2016 and 4.41% for 2017, and

•	plan asset returns of 8.5% for 2013 and beyond.
Future contributions are also affected by other factors such as:

•	future interest rate levels,

•	the amount and timing of asset returns, and

•	how contributions in excess of the minimum requirements could impact the amount and timing of future contributions.

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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $307 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2012.

(9)
These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2012. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $45 million at December 31, 2012 and expire at various times through 2023. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	if we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;

•	our pension plans are significantly underfunded and further increases in the underfunded status of the plans could significantly increase the amount of our required contributions and pension expense;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

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

•
our long term ability to meet current obligations, to repay maturing indebtedness or to implement strategic initiatives is dependent on our ability to access capital markets in the future and to improve our operating results;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and our results of operations;

•	our international operations have certain risks that may materially adversely affect our operating results;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;

•	we may incur significant costs in connection with our contingent liabilities and tax matters;

•
our reserves for contingent liabilities and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2012, 38% of our debt was at variable interest rates averaging 5.50% compared to 43% at an average rate of 4.36% at December 31, 2011.
The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2012	2011
Carrying amount — liability	$3,128	$2,843
Fair value — liability	3,378	2,891
Pro forma fair value — liability	3,475	2,993

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
The following table presents foreign currency derivative information at December 31:

(In millions)	2012	2011
Fair value — asset (liability)	$(27)	$31
Pro forma decrease in fair value	(125)	(117)
Contract maturities	1/13 - 12/13	1/12 - 10/19

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2012	2011
Asset (liability):
Accounts Receivable	$2	$37
Other Current Liabilities	(29)	(5)
Other Long Term Liabilities	—	(1)

For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	55
Report of Independent Registered Public Accounting Firm	56
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2012	57
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2012	58
Consolidated Balance Sheets at December 31, 2012 and December 31, 2011	59
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2012	60
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012	64
Notes to Consolidated Financial Statements	65
Supplementary Data (unaudited)	117
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2012 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 12, 2013

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2012	2011	2010
Net Sales	$20,992	$22,767	$18,832
Cost of Goods Sold	17,163	18,821	15,452
Selling, Administrative and General Expense	2,718	2,822	2,630
Rationalizations (Note 2)	175	103	240
Interest Expense (Note 3)	357	330	316
Other Expense (Note 4)	139	73	186
Income before Income Taxes	440	618	8
United States and Foreign Taxes (Note 5)	203	201	172
Net Income (Loss)	237	417	(164)
Less: Minority Shareholders’ Net Income	25	74	52
Goodyear Net Income (Loss)	212	343	(216)
Less: Preferred Stock Dividends	29	22	—
Goodyear Net Income (Loss) available to Common Shareholders	$183	$321	$(216)
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock
Basic	$0.75	$1.32	$(0.89)
Weighted Average Shares Outstanding (Note 6)	245	244	242
Diluted	$0.74	$1.26	$(0.89)
Weighted Average Shares Outstanding (Note 6)	247	271	242

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2012	2011	2010
Net Income (Loss)	$237	$417	$(164)
Other Comprehensive Income (Loss):
Foreign currency translation (net of tax of $0 in 2012, $0 in 2011 and $1 in 2010)	83	(186)	16
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9 in 2012, $8 in 2011 and $6 in 2010)	209	162	167
Increase in net actuarial losses (net of tax benefit of $54 in 2012, $26 in 2011 and $23 in 2010)	(979)	(769)	(167)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $1 in 2012, $1 in 2011 and $4 in 2010)	11	18	60
Prior service credit (cost) from plan amendments (net of tax of $3 in 2012, $0 in 2011 and $0 in 2010)	73	—	(1)
Deferred derivative gains (losses) (net of tax of $0 in 2012, $1 in 2011 and $0 in 2010)	(5)	4	(2)
Reclassification adjustment for amounts recognized in income (net of tax benefit of $3 in 2012, tax of $2 in 2011 and $0 in 2010)	(11)	8	—
Unrealized investment gains (net of tax of $0 in all periods)	—	5	6
Other Comprehensive Income (Loss)	(619)	(758)	79
Comprehensive Loss	(382)	(341)	(85)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(20)	37	29
Goodyear Comprehensive Loss	$(362)	$(378)	$(114)
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2012	2011
Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$2,281	$2,772
Accounts Receivable (Note 8)	2,563	2,849
Inventories (Note 9)	3,250	3,856
Prepaid Expenses and Other Current Assets	404	335
Total Current Assets	8,498	9,812
Goodwill (Note 10)	664	654
Intangible Assets (Note 10)	140	157
Deferred Income Taxes (Note 5)	186	145
Other Assets (Note 11)	529	486
Property, Plant and Equipment (Note 12)	6,956	6,375
Total Assets	$16,973	$17,629
Liabilities
Current Liabilities:
Accounts Payable-Trade	$3,223	$3,668
Compensation and Benefits (Notes 16 and 17)	719	799
Other Current Liabilities	1,182	1,050
Notes Payable and Overdrafts (Note 14)	102	256
Long Term Debt and Capital Leases due Within One Year (Note 14)	96	156
Total Current Liabilities	5,322	5,929
Long Term Debt and Capital Leases (Note 14)	4,888	4,789
Compensation and Benefits (Notes 16 and 17)	4,340	4,002
Deferred and Other Noncurrent Income Taxes (Note 5)	264	244
Other Long Term Liabilities	1,000	1,041
Total Liabilities	15,814	16,005
Commitments and Contingent Liabilities (Note 18)
Minority Shareholders’ Equity (Note 1)	534	607
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock, no par value: (Note 19)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2011), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 245 million (245 million in 2011)	245	245
Capital Surplus	2,815	2,808
Retained Earnings	1,370	1,187
Accumulated Other Comprehensive Loss (Note 20)	(4,560)	(3,991)
Goodyear Shareholders’ Equity	370	749
Minority Shareholders’ Equity — Nonredeemable	255	268
Total Shareholders’ Equity	625	1,017
Total Liabilities and Shareholders’ Equity	$16,973	$17,629
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2009
(after deducting 8,687,196 common treasury shares)	242,202,419	$242	$2,783	$1,082	$(3,372)	$735	$251	$986
Comprehensive income (loss):
Net (loss) income				(216)		(216)	34	(182)
Foreign currency translation (net of tax of $1)					55	55	5	60
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $6)					162	162		162
Increase in net actuarial losses (net of tax benefit of $21)					(178)	(178)		(178)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $4)					60	60		60
Prior service cost from plan amendments (net of tax of $0)					(1)	(1)		(1)
Deferred derivative loss (net of tax of $0)					(2)	(2)		(2)
Unrealized investment gains (net of tax of $0)					6	6		6
Other comprehensive income (loss)						102	5	107
Total comprehensive income (loss)						(114)	39	(75)
Dividends declared to minority shareholders							(13)	(13)
Stock-based compensation plans			16			16		16
Common stock issued from treasury (Note 17)	736,530	1	6			7		7
Balance at December 31, 2010
(after deducting 7,950,743 common treasury shares)	242,938,949	$243	$2,805	$866	$(3,270)	$644	$277	$921
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2010
(after deducting 7,950,743 common treasury shares)	—	$—	242,938,949	$243	$2,805	$866	$(3,270)	$644	$277	$921
Comprehensive income (loss):
Net income						343		343	39	382
Foreign currency translation (net of tax of $0)							(140)	(140)	(27)	(167)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)							157	157		157
Increase in net actuarial losses (net of tax benefit of $28)							(770)	(770)		(770)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $1)							18	18		18
Deferred derivative gain (net of tax of $1)							3	3		3
Reclassification adjustment for amounts recognized in income (net of tax of $2)							6	6		6
Unrealized investment gains (net of tax of $0)							5	5		5
Other comprehensive income (loss)								(721)	(27)	(748)
Total comprehensive income (loss)								(378)	12	(366)
Dividends declared to minority shareholders									(20)	(20)
Stock-based compensation plans					13			13		13
Preferred stock issued (Note 19)	10,000,000	500			(16)			484		484
Preferred stock dividends declared (Note 19)						(22)		(22)		(22)
Common stock issued from treasury (Note 17)			1,596,892	2	6			8		8
Other									(1)	(1)
Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749	$268	$1,017

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749	$268	$1,017
Purchase of subsidiary shares from minority interest					(13)		5	(8)	(47)	(55)
Comprehensive income (loss):
Net income						212		212	35	247
Foreign currency translation (net of tax of $0)							51	51	14	65
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							203	203		203
Increase in net actuarial losses (net of tax benefit of $44)							(898)	(898)		(898)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							9	9		9
Prior service credit from plan amendments (net of tax of $3)							72	72		72
Deferred derivative loss (net of tax of $0)							(4)	(4)		(4)
Reclassification adjustment for amounts recognized in income (net of tax benefit of $3)							(7)	(7)		(7)
Other comprehensive income (loss)								(574)	14	(560)
Total comprehensive income (loss)								(362)	49	(313)
Dividends declared to minority shareholders									(15)	(15)
Stock-based compensation plans					17			17		17
Preferred stock dividends declared (Note 19)						(29)		(29)		(29)
Common stock issued from treasury (Note 17)			704,921	—	3			3		3
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370	$255	$625

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2012	2011	2010
Balance at beginning of year	$607	$584	$593
Comprehensive income (loss):
Net income (loss)	(10)	35	18
Foreign currency translation (net of tax of $0 in all periods)	18	(19)	(44)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $0 in all periods)	6	5	5
Decrease (increase) in net actuarial losses (net of tax benefit of $10 in 2012, tax of $2 in 2011, and benefit of $2 in 2010)	(81)	1	11
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 in all periods)	2	—	—
Prior service credit from defined benefit plan amendment (net of tax of $0 in all periods)	1	—	—
Deferred derivative gain (loss) (net of tax of $0 in all periods)	(1)	1	—
Reclassification adjustment for amounts recognized in income (net of tax of $0 in all periods)	(4)	2	—
Total comprehensive income (loss)	(69)	25	(10)
Dividends declared to minority shareholders	(4)	(2)	—
Other	—	—	1
Balance at end of year	$534	$607	$584

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$237	$417	$(164)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	687	715	652
Amortization and write-off of debt issuance costs	67	34	27
Net rationalization charges (Note 2)	175	103	240
Net gains on asset sales (Note 4)	(25)	(16)	(73)
Pension contributions and direct payments	(684)	(294)	(405)
Rationalization payments	(106)	(142)	(57)
Venezuela currency devaluation (Note 4)	—	—	134
Customer prepayments and government grants	131	212	6
Insurance proceeds	50	—	—
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	291	(337)	(181)
Inventories	619	(1,009)	(536)
Accounts payable — trade	(453)	696	769
Compensation and benefits	260	384	428
Other current liabilities	(24)	89	103
Other assets and liabilities	(187)	(79)	(19)
Total Cash Flows from Operating Activities	1,038	773	924
Cash Flows from Investing Activities:
Capital expenditures	(1,127)	(1,043)	(944)
Asset dispositions	16	76	70
Government grants received	2	95	—
Decrease (increase) in restricted cash	11	(25)	(11)
Increase in short term securities	(29)	(4)	—
Other transactions (Note 11)	4	(1)	26
Total Cash Flows from Investing Activities	(1,123)	(902)	(859)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	77	179	85
Short term debt and overdrafts paid	(156)	(138)	(68)
Long term debt incurred	3,531	3,171	1,750
Long term debt paid	(3,717)	(2,650)	(1,555)
Proceeds from issuance of preferred stock (Note 19)	—	484	—
Preferred stock dividends paid (Note 19)	(29)	(15)	—
Common stock issued (Note 17)	3	8	1
Transactions with minority interests in subsidiaries	(71)	(24)	(13)
Debt related costs and other transactions	(64)	(21)	(21)
Total Cash Flows from Financing Activities	(426)	994	179
Effect of Exchange Rate Changes on Cash and Cash Equivalents	20	(98)	(161)
Net Change in Cash and Cash Equivalents	(491)	767	83
Cash and Cash Equivalents at Beginning of the Year	2,772	2,005	1,922
Cash and Cash Equivalents at End of the Year	$2,281	$2,772	$2,005
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies
A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of 2013.
In December 2011, the FASB issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We will adopt this standards update and revise our disclosure, as required, beginning with the first quarter of 2013.
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
Other
We are a party to shareholder agreements concerning certain of our less-than-wholly-owned consolidated subsidiaries. Under the terms of certain of these agreements, the minority shareholders have the right to require us to purchase their ownership interests in the respective subsidiaries if there is a change in control of the Company, a bankruptcy of the Company, or other circumstances. Accordingly, we have reported the minority equity in those subsidiaries outside of shareholders’ equity.
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
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $370 million, $369 million, and $342 million in 2012, 2011, and 2010, respectively.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising program with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $435 million, $471 million, and $396 million in 2012, 2011, and 2010, respectively.
Rationalizations
We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity and operating and administrative costs. Associate-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. These conditions are generally met when the restructuring plan is approved by management. For one-time benefit arrangements, a liability is incurred and must be accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. Other costs generally include non-cancelable lease costs, contract terminations, and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Rationalization charges related to accelerated depreciation and asset impairments are recorded in CGS or SAG. Refer to Note 2.
Income Taxes
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required and we report related interest and penalties as income taxes. Refer to Note 5.
Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade-rated counterparties. At December 31, 2012, our cash investments with any single counterparty did not exceed $350 million.
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
Customer prepayments for products and government grants received that are related to operations are reported as operating activities. Government grants received that are solely related to capital expenditures are reported as investing activities. The Consolidated Statement of Cash Flows is presented net of $41 million of new capital leases in 2012.
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various restrictive governmental regulations. In addition, certain of our credit agreements and other debt instruments restrict the ability of foreign subsidiaries to make cash distributions. At December 31, 2012, approximately $660 million of net assets were subject to such restrictions.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs. We determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note 9.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Other Intangible Assets
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually as of July 31. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis, with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Note 10.
Investments
Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Loss (“AOCL”), net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 11 and 20.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are solely related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $684 million, $711 million and $648 million in 2012, 2011 and 2010, respectively. Refer to Notes 3 and 12.
Foreign Currency Translation
The functional currency for most subsidiaries outside the United States is the local currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The U.S. dollar is used as the functional currency in countries with a history of high inflation, including Venezuela, and in countries that predominantly sell into the U.S. dollar export market. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in Other Expense. Translation adjustments are recorded in AOCL. Income taxes are generally not provided for foreign currency translation adjustments.
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
Refer to Note 14.
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
Refer to Note 17.
Earnings Per Share of Common Stock
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options, our mandatory convertible preferred stock and related dividends. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note 6.
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
Refer to Notes 14 and 15.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Costs Associated with Rationalization Programs
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate headcount. The net rationalization charges included in Income before Income Taxes are as follows:

(In millions)	2012	2011	2010
New charges	$178	$106	$261
Reversals	(3)	(3)	(21)
	$175	$103	$240

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-related Costs	Other Costs	Total
Balance at December 31, 2009	$120	$25	$145
2010 charges	237	24	261
Incurred	(129)	(26)	(155)
Reversed to the Statement of Operations	(16)	(5)	(21)
Balance at December 31, 2010	$212	$18	$230
2011 charges	60	46	106
Incurred	(104)	(45)	(149)
Reversed to the Statement of Operations	(2)	(1)	(3)
Balance at December 31, 2011	$166	$18	$184
2012 charges	142	36	178
Incurred	(77)	(30)	(107)
Reversed to the Statement of Operations	(2)	(1)	(3)
Balance at December 31, 2012	$229	$23	$252

Rationalization actions initiated in 2012 consisted primarily of Europe, Middle East and Africa Tire's (“EMEA”) plan to exit the farm tire business and discontinue farm tire production at one of our facilities in Amiens, France, which would result in the full closure of that facility. Charges of $74 million were recorded in the fourth quarter of 2012 related to these activities. In addition, North American Tire initiated manufacturing headcount reductions at several facilities and also reduced SAG expenses through headcount reductions. Asia Pacific Tire also initiated plans relating to the closure of several retail facilities in Australia and New Zealand. Other rationalization actions in 2012 related to plans to reduce manufacturing and SAG expenses through headcount reductions in all of our strategic business units.
During 2012, net rationalization charges of $175 million were recorded. New charges of $178 million were comprised of $142 million for plans initiated in 2012, consisting of $126 million for associate severance and other related costs and $16 million for other exit and non-cancelable lease costs, and $36 million for plans initiated in prior years, consisting of $16 million for associate severance and other related costs and $20 million for other exit and non-cancelable lease costs. These amounts include $176 million related to future cash outflows and $2 million for pension settlements, curtailments and termination benefits. The net charges in 2012 also included the reversal of $3 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 2,200 associates will be released under 2012 plans of which 1,000 were released in 2012. In total, approximately 1,800 associates remain to be released under rationalization plans, including approximately 1,200 associates related to the announced plan to exit the farm tire business and close one of our facilities in Amiens, France.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accrual balance of $252 million at December 31, 2012 consists of $229 million for associate severance costs that are expected to be substantially utilized within the next twelve months and $23 million primarily for long term non-cancelable lease costs. At December 31, 2012, $170 million of the accrual balance relates to plans associated with the announced closure of one of our facilities in Amiens, France, and $21 million relates to the closure of our Union City, Tennessee manufacturing facility (“Union City”).
Asset write-offs and accelerated depreciation charges of $20 million were recorded in CGS in 2012 and were related primarily to property and equipment in our Dalian, China manufacturing facility, which ceased production in the third quarter of 2012.
In 2011, EMEA and Asia Pacific Tire initiated plans to reduce manufacturing, selling, administrative and general expenses through headcount reductions. In addition, Asia Pacific Tire initiated a plan related to the relocation of its manufacturing facility in Dalian, China to Pulandian, China.
During 2011, net rationalization charges of $103 million were recorded. New charges of $106 million were comprised of $25 million for plans initiated in 2011, consisting of $19 million for associate severance and other related costs and $6 million for other exit and non-cancelable lease costs, and $81 million for plans initiated in prior years, consisting of $41 million of associate severance and other related costs and $40 million for other exit and non-cancelable lease costs, primarily related to the closure of Union City in July 2011. These amounts include $104 million related to future cash outflows and $2 million for pension settlements, curtailments and other termination benefits. The net charges in 2011 also included the reversal of $3 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 500 associates were to be released under 2011 plans, all of which were released by December 31, 2012.
Asset write-offs and accelerated depreciation charges of $50 million were recorded in CGS in 2011 and were related primarily to property and equipment in Union City.
In 2010, North American Tire initiated plans to close Union City to reduce high-cost manufacturing capacity and to consolidate several warehouses to further improve its supply chain. EMEA recognized increased costs related to the announced discontinuation of consumer tire production at one of our facilities in Amiens, France. Asia Pacific Tire initiated and substantially completed the closure of a manufacturing facility in Taipei, Taiwan.
During 2010, net rationalization charges of $240 million were recorded. New charges of $261 million were comprised of $195 million for plans initiated in 2010, consisting of $191 million of associate severance and other related costs and $4 million for other exit and non-cancelable lease costs, and $66 million for plans initiated in 2009, consisting of $46 million of associate severance and other related costs and $20 million for other exit and non-cancelable lease costs. These amounts include $177 million related to future cash outflows and $84 million for other non-cash exit costs, substantially all of which were for pension settlements, curtailments and other termination benefits. The net charges in 2010 also included the reversal of $21 million of reserves for actions no longer needed for their originally-intended purposes. Approximately 2,200 associates were to be released under 2010 plans, all of which were released by December 31, 2011.
Asset write-offs and accelerated depreciation charges of $15 million were recorded in CGS in 2010 and were related primarily to the closure of our Taiwan facility.

Note 3. Interest Expense
Interest expense includes interest and amortization of debt discounts, less amounts capitalized, as follows:

(In millions)	2012	2011	2010
Interest expense before capitalization	$379	$361	$342
Capitalized interest	(22)	(31)	(26)
	$357	$330	$316

Cash payments for interest, net of amounts capitalized were $336 million, $309 million and $301 million in 2012, 2011 and 2010, respectively. In the first quarter of 2012, we recorded an out of period adjustment of $13 million of additional interest expense to correct capitalized interest recorded in prior periods.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Other Expense

(In millions) Expense(Income)	2012	2011	2010
Financing fees and financial instruments	$156	$89	$95
Royalty income	(38)	(47)	(30)
Net foreign currency exchange losses	26	27	159
Net gains on asset sales	(25)	(16)	(73)
Interest income	(17)	(16)	(11)
General and product liability — discontinued products	8	21	11
Miscellaneous expense	29	15	35
	$139	$73	$186

Financing fees and financial instruments expense was $156 million in 2012, compared to $89 million in 2011 and $95 million in 2010. Financing fees and financial instruments expense consists of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions. Financing fees in 2012 included $86 million related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount, and $24 million of charges related to the amendment and restatement of our U.S. second lien term loan facility. Financing fees in 2011 included $53 million of charges on the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to cash premium paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount. Financing fees in 2010 included $50 million of cash premiums paid and $6 million of financing fees which were written-off on the redemption of $973 million of long term debt.
Royalty income is derived primarily from licensing arrangements related to divested businesses and to our chemical operations. Royalty income in 2011 included the recognition of $6 million of income related to a non-recurring transaction.

Net foreign currency exchange losses in 2012 were $26 million, compared to losses of $27 million and $159 million in 2011 and 2010, respectively. Foreign currency exchange in all periods reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. Losses in 2010 included a first quarter loss of $110 million resulting from the January 8, 2010 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and the establishment of a two-tier exchange rate structure, and a fourth quarter foreign currency exchange loss of $24 million in connection with the January 1, 2011 elimination of the two-tier exchange rate structure.
Net gains on asset sales were $25 million in 2012 and included gains of $9 million in North American Tire, primarily from the sale of property, gains of $9 million in EMEA, primarily from the sale of a minority interest in a retail business, and gains of $4 million in Latin American Tire, primarily from the sale of certain assets related to our bias truck tire business. Net gains on asset sales were $16 million in 2011 and included gains of $9 million in Asia Pacific Tire, primarily on the sale of land in Malaysia, and gains of $4 million in Latin American Tire, primarily on the sale of the farm tire business. Net gains on asset sales were $73 million in 2010 and included gains of $58 million in Asia Pacific Tire, primarily on the sale of a closed manufacturing facility in Taiwan and land in Thailand, gains of $7 million in Latin American Tire, including the recognition of a deferred gain from the sale of a warehouse in 2008, and gains of $6 million in EMEA, due primarily to the sale of land.
Interest income consisted primarily of amounts earned on cash deposits.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. We recorded $18 million, $17 million and $17 million of expense related to asbestos claims in 2012, 2011 and 2010, respectively. In addition, we recorded income of $10 million, $9 million and $5 million related to probable insurance recoveries in 2012, 2011 and 2010, respectively. We also recorded $13 million of expense in 2011 related to an adjustment for prior periods.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Miscellaneous expense in 2012 includes $25 million of charges for certain labor claims relating to a previously closed facility in EMEA. Miscellaneous expense in 2011 included $9 million related to our insurance deductible with respect to losses as a result of flooding in Thailand. Miscellaneous expense in 2010 included $25 million related to a claim regarding the use of value-added tax credits in prior years.

Note 5. Income Taxes
The components of Income before Income Taxes follow:

(In millions)	2012	2011	2010
U.S.	$146	$(111)	$(529)
Foreign	294	729	537
	$440	$618	$8

A reconciliation of income taxes at the U.S. statutory rate to income taxes provided on Income follows:

(In millions)	2012	2011	2010
U.S. Federal income tax expense (benefit) at the statutory rate of 35%	$154	$216	$3
Adjustment for foreign income taxed at different rates	(6)	(28)	4
U.S. (income) loss with no tax due to valuation allowance	(49)	41	178
Net foreign operating losses with no tax due to valuation allowances	83	5	18
Net (release) establishment of valuation allowances	4	(59)	(1)
Net (resolution) establishment of uncertain tax positions	10	24	(15)
Deferred tax impact of enacted tax rate and law changes	2	—	(16)
Other	5	2	1
United States and Foreign Taxes	$203	$201	$172

The components of the provision (benefit) for taxes on Income, by taxing jurisdiction, follow:

(In millions)	2012	2011	2010
Current:
Federal	$—	$—	$(15)
Foreign	184	253	180
State	3	3	1
	187	256	166
Deferred:
Federal	2	2	(7)
Foreign	13	(56)	12
State	1	(1)	1
	16	(55)	6
United States and Foreign Taxes	$203	$201	$172

In 2012, income tax expense included a net tax charge of $19 million, which primarily consists of $10 million of increased tax reserves for prior years. The additional $9 million relates to various other discrete items.
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
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2012	2011
Postretirement benefits and pensions	$1,331	$1,237
Tax loss carryforwards and credits	1,238	949
Capitalized expenditures	456	544
Accrued expenses deductible as paid	613	595
Alternative minimum tax credit carryforwards(1)	98	99
Vacation and sick pay	39	41
Rationalizations and other provisions	73	54
Other	41	46
	3,889	3,565
Valuation allowance	(3,393)	(3,132)
Total deferred tax assets	496	433

Property basis differences	(384)	(350)
Total net deferred tax assets	$112	$83
_______________________________________

(1)	Primarily unlimited carryforward period.
At December 31, 2012, we had $461 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain international subsidiaries that are primarily from countries with unlimited carryforward periods. A valuation allowance totaling $574 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $654 million of Federal and $123 million of state tax assets for net operating loss and tax credit carryforwards. The Federal carryforwards consist of $50 million of Federal tax assets for net operating losses that expire in 2029 and 2030, $614 million of foreign tax credits that are subject to expiration from 2016 to 2022 and $31 million of tax assets related to research and development credits that are subject to expiration from 2027 to 2031. The amount of deferred tax assets reflected in the table above has been reduced by $41 million related to unrealized stock option deductions. The state carryforwards are subject to expiration from 2013 to 2032. A full valuation allowance has also been recorded against the Federal and state deferred tax assets as recovery is uncertain.
The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, retroactively adopts certain taxpayer relief provisions that are not reflected in our 2012 financial statements as enactment took place in 2013. The changes include a refundable alternative minimum tax provision that entitles us to a $7 million refund of our alternative minimum tax carryforwards in 2014. We will record this tax benefit in the first quarter of 2013. The act also reinstates the research and development credit and certain other foreign dividend provisions that will change the components of our deferred taxes. However, these changes will not affect tax expense as we have a full valuation allowance recorded against our U.S. deferred tax assets.
At December 31, 2012, we had unrecognized tax benefits of $82 million that if recognized, would have a favorable impact on our tax expense of $70 million. We had accrued interest of $20 million as of December 31, 2012. If not favorably settled, $24 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. During 2010, our European entities settled various tax years, resulting in a $48 million reduction of our unrecognized tax benefits. It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect those changes will have a significant impact on our financial position or results of operations.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of Unrecognized Tax Benefits
(In millions)	2012	2011	2010
Balance at January 1	$90	$87	$112
Increases related to prior year tax positions	12	17	32
Decreases related to prior year tax positions	(7)	—	(3)
Increases related to current year tax positions	—	3	—
Settlements	(6)	(9)	(51)
Lapse of statute of limitations	(3)	(1)	(4)
Foreign currency impact	(4)	(7)	1
Balance at December 31	$82	$90	$87

Generally, years from 2006 onward are still open to examination by foreign taxing authorities, including in Germany. In the United States, we are open to examination from 2011 onward.
We have undistributed earnings of international subsidiaries of approximately $3.7 billion, a significant portion of which has already been subject to Federal income taxation. No provision for Federal income tax or foreign withholding tax on any of these undistributed earnings is required because either such earnings were already subject to tax or the amount has been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Net cash payments for income taxes were $204 million, $212 million and $167 million in 2012, 2011 and 2010, respectively.

Note 6.  Earnings (Loss) Per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2012	2011	2010
Earnings (loss) per share — basic:
Goodyear net income (loss)	$212	$343	$(216)
Less: Preferred stock dividends	29	22	—
Goodyear net income (loss) available to common shareholders	$183	$321	$(216)
Weighted average shares outstanding	245	244	242
Earnings (loss) per common share — basic	$0.75	$1.32	$(0.89)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$212	$343	$(216)
Less: Preferred stock dividends	29	—	—
Goodyear net income (loss) available to common shareholders	$183	$343	$(216)
Weighted average shares outstanding	245	244	242
Dilutive effect of mandatory convertible preferred stock	—	25	—
Dilutive effect of stock options and other dilutive securities	2	2	—
Weighted average shares outstanding — diluted	247	271	242
Earnings (loss) per common share — diluted	$0.74	$1.26	$(0.89)

Weighted average shares outstanding — diluted for the year ended December 31, 2012 excludes the effect of approximately 34 million equivalent shares related to the mandatory convertible preferred stock as their inclusion would have been anti-dilutive. In addition, Goodyear net income used to compute earnings per share — diluted for the year ended December 31, 2012 is reduced by $29 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, weighted average shares outstanding — diluted for 2012, 2011 and 2010 excludes approximately 11 million, 6 million and 10 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options). Weighted average shares outstanding — diluted for 2010 excludes approximately 4 million equivalent shares related to options with exercise prices less than the average market price of our common stock (i.e., “in-the-money” options), as their inclusion would have been anti-dilutive due to the Goodyear net loss in that year.

Note 7. Business Segments
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. We operate our business through four operating segments representing our regional tire businesses: North American Tire; Europe, Middle East and Africa Tire; Latin American Tire; and Asia Pacific Tire. Segment information is reported on the basis used for reporting to our Chairman of the Board, Chief Executive Officer and President. Each of the four regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads, automotive and commercial truck repair services and merchandise purchased for resale. Each segment also exports tires to other segments.
North American Tire manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving and mining equipment, commercial and military aviation, and industrial equipment in the United States and Canada. North American Tire also provides related products and services including retread tires, tread rubber, automotive and commercial truck maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

(In millions)	2012	2011	2010
Sales
North American Tire	$9,666	$9,859	$8,205
Europe, Middle East and Africa Tire	6,884	8,040	6,407
Latin American Tire	2,085	2,472	2,158
Asia Pacific Tire	2,357	2,396	2,062
Net Sales	$20,992	$22,767	$18,832
Segment Operating Income
North American Tire	$514	$276	$18
Europe, Middle East and Africa Tire	252	627	319
Latin American Tire	223	231	330
Asia Pacific Tire	259	234	250
Total Segment Operating Income	1,248	1,368	917
Less:
Rationalizations	175	103	240
Interest expense	357	330	316
Other expense	139	73	186
Asset write-offs and accelerated depreciation	20	50	15
Corporate incentive compensation plans	69	70	71
Corporate pension curtailments/settlements	1	15	—
Intercompany profit elimination	(1)	5	14
Retained expenses of divested operations	14	29	20
Other	34	75	47
Income before Income Taxes	$440	$618	$8

In the fourth quarter of 2012, we negotiated a waiver of certain performance obligations under an offtake agreement for tires and recognized a $24 million reduction in CGS. The benefit was recognized in Corporate, which is excluded from segment operating income, and included in Other above.
The following table presents segment assets at December 31:

(In millions)	2012	2011	2010
Assets
North American Tire	$5,170	$5,744	$5,243
Europe, Middle East and Africa Tire	5,415	5,915	5,266
Latin American Tire	2,367	2,141	1,809
Asia Pacific Tire	2,601	2,482	2,150
Total Segment Assets	15,553	16,282	14,468
Corporate	1,420	1,347	1,162
	$16,973	$17,629	$15,630

Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net sales less CGS (excluding asset write-offs and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges, asset sales and certain other items.

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

(In millions)	2012	2011	2010
Net Sales
United States	$8,416	$8,397	$7,104
Germany	2,541	2,962	2,229
Other international	10,035	11,408	9,499
	$20,992	$22,767	$18,832
Long-Lived Assets
United States	$2,424	$2,367	$2,411
China	796	711	508
Germany	788	691	676
Other international	2,948	2,606	2,570
	$6,956	$6,375	$6,165

At December 31, 2012, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$418 million or 18% in Europe, Middle East and Africa, primarily Belgium and Poland ($793 million or 29% at December 31, 2011),

•	$370 million or 16% in Asia, primarily China, Australia and Singapore ($430 million or 16% at December 31, 2011), and

•	$622 million or 27% in Latin America, primarily Venezuela and Brazil ($527 million or 19% at December 31, 2011).
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note 4, Other Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2012	2011	2010
Rationalizations
North American Tire	$43	$72	$184
Europe, Middle East and Africa Tire	100	15	41
Latin American Tire	6	—	5
Asia Pacific Tire	26	16	11
Total Segment Rationalizations	175	103	241
Corporate	—	—	(1)
	$175	$103	$240

(In millions)	2012	2011	2010
Net (Gains) Losses on Asset Sales
North American Tire	$(9)	$2	$(2)
Europe, Middle East and Africa Tire	(9)	(1)	(6)
Latin American Tire	(4)	(4)	(7)
Asia Pacific Tire	(1)	(9)	(58)
Total Segment Asset Sales	(23)	(12)	(73)
Corporate	(2)	(4)	—
	$(25)	$(16)	$(73)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2012	2011	2010
Asset Write-offs and Accelerated Depreciation
North American Tire	$1	$43	$2
Europe, Middle East and Africa Tire	—	—	1
Asia Pacific Tire	19	7	12
Total Segment Asset Write-offs and Accelerated Depreciation	$20	$50	$15

The following tables present segment capital expenditures, depreciation and amortization:

(In millions)	2012	2011	2010
Capital Expenditures
North American Tire	$212	$236	$319
Europe, Middle East and Africa Tire	344	240	183
Latin American Tire	250	237	135
Asia Pacific Tire	286	314	281
Total Segment Capital Expenditures	1,092	1,027	918
Corporate	35	16	26
	$1,127	$1,043	$944

(In millions)	2012	2011	2010
Depreciation and Amortization
North American Tire	$275	$286	$295
Europe, Middle East and Africa Tire	215	222	209
Latin American Tire	72	73	57
Asia Pacific Tire	89	73	63
Total Segment Depreciation and Amortization	651	654	624
Corporate	36	61	28
	$687	$715	$652

The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2012	2011	2010
Equity in (Income)
North American Tire	$(6)	$(5)	$(4)
Europe, Middle East and Africa Tire	—	(1)	—
Asia Pacific Tire	(28)	(13)	(7)
Total Segment Equity in (Income)	$(34)	$(19)	$(11)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Accounts Receivable

(In millions)	2012	2011
Accounts receivable	$2,662	$2,946
Allowance for doubtful accounts	(99)	(97)
	$2,563	$2,849

Note 9. Inventories

(In millions)	2012	2011
Raw materials	$743	$937
Work in process	169	186
Finished goods	2,338	2,733
	$3,250	$3,856

Note 10. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2012:

(In millions)	Balance at December 31, 2011	Divestitures	Translation	Balance at December 31, 2012
North American Tire	$93	$—	$—	$93
Europe, Middle East and Africa Tire	484	(2)	15	497
Asia Pacific Tire	77	—	(3)	74
	$654	$(2)	$12	$664

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2011:

(In millions)	Balance at December 31, 2010	Divestitures	Translation	Balance at December 31, 2011
North American Tire	$94	$(1)	$—	$93
Europe, Middle East and Africa Tire	509	(1)	(24)	484
Asia Pacific Tire	80	—	(3)	77
	$683	$(2)	$(27)	$654

The following table presents information about intangible assets:

	2012			2011
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$128	$(6)	$122	$128	$(6)	$122
Trademarks and patents	20	(12)	8	22	(12)	10
Other intangible assets	21	(11)	10	33	(8)	25
	$169	$(29)	$140	$183	$(26)	$157
_______________________________________

(1)	Includes impact of foreign currency translation.
Intangible assets primarily comprise the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense for intangible assets totaled $3 million, $4 million and $4 million in 2012, 2011 and 2010, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $4 million in 2013, $3 million each in 2014 and 2015, and $1 million each in 2016 and 2017; and the weighted average remaining amortization period is approximately 17 years.
The decrease in Other intangible assets during 2012 was due primarily to the reclassification of certain assets held for sale in our Asia Pacific Tire segment to Prepaid Expenses and Other Current Assets in conjunction with the planned transfer of our manufacturing facility in Dalian, China to the Dalian government.
Our annual impairment analysis for 2012, 2011 and 2010 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be re-performed for goodwill or for intangible assets with indefinite lives for any segment at December 31, 2012.

Note 11. Other Assets and Investments
We owned 3,421,306 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2012 and 2011 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $41 million at December 31, 2012 and 2011, and was included in Other Assets. We have classified the Sumitomo Investment as available-for-sale. At December 31, 2012, AOCL included gross unrealized holding gains on the Sumitomo Investment of $25 million ($26 million after-tax), compared to $24 million ($26 million after-tax) at December 31, 2011.
Dividends received from our consolidated subsidiaries were $129 million, $168 million and $126 million in 2012, 2011 and 2010, respectively. Dividends received from our affiliates accounted for using the equity method were $11 million, $8 million and $4 million in 2012, 2011 and 2010, respectively.
At December 31, 2012, Prepaid Expenses and Other Current Assets includes assets reclassified as held for sale totaling $43 million, related to our closed tire manufacturing facility in Dalian, China in anticipation of the transfer of the property to the Dalian government, consisting of property, plant and equipment of $29 million and intangible assets of $14 million.
During 2010, we received redemptions of $26 million from our investment in The Reserve Primary Fund, which were included in other transactions in Cash Flows from Investing Activities in the Consolidated Statement of Cash Flows.

Note 12. Property, Plant and Equipment

	2012			2011
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$415	$1	$416	$411	$1	$412
Buildings	2,061	17	2,078	1,974	17	1,991
Machinery and equipment	12,036	46	12,082	11,460	19	11,479
Construction in progress	1,173	15	1,188	948	—	948
	15,685	79	15,764	14,793	37	14,830
Accumulated depreciation	(8,975)	(16)	(8,991)	(8,619)	(10)	(8,629)
	6,710	63	6,773	6,174	27	6,201
Spare parts	183	—	183	174	—	174
	$6,893	$63	$6,956	$6,348	$27	$6,375

The range of useful lives of property used in arriving at the annual amount of depreciation provided are as follows: buildings and improvements, 5 to 45 years; machinery and equipment, 3 to 30 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13. Leased Assets
Net rental expense comprised the following:

(In millions)	2012	2011	2010
Gross rental expense	$417	$415	$400
Sublease rental income	(53)	(61)	(66)
	$364	$354	$334

We enter into leases primarily for our wholesale and retail distribution facilities, vehicles, and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our retail distribution network is sublet to independent dealers.
While substantially all subleases and some operating leases are cancelable for periods beyond 2013, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.
The following table presents minimum future lease payments:

						2018 and
(In millions)	2013	2014	2015	2016	2017	Beyond	Total
Capital Leases
Minimum lease payments	$15	$15	$11	$8	$6	$27	$82
Imputed interest	(1)	(3)	(2)	(2)	(1)	(15)	(24)
Present value	$14	$12	$9	$6	$5	$12	$58
Operating Leases
Minimum lease payments	$322	$249	$197	$155	$117	$382	$1,422
Minimum sublease rentals	(42)	(33)	(25)	(17)	(9)	(5)	(131)
	$280	$216	$172	$138	$108	$377	$1,291
Imputed interest							(291)
Present value							$1,000

Note 14. Financing Arrangements and Derivative Financial Instruments
At December 31, 2012, we had total credit arrangements of $8,387 million, of which $2,949 million were unused. At that date, 38% of our debt was at variable interest rates averaging 5.50%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2012, we had short term committed and uncommitted credit arrangements totaling $550 million, of which $448 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2012	2011
Notes payable and overdrafts:	$102	$256
Weighted average interest rate	4.29%	5.56%
Long term debt and capital leases due within one year:
Other domestic and international debt (including capital leases)	$96	$156
Weighted average interest rate	6.88%	10.78%
Total obligations due within one year	$198	$412

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2012, we had long term credit arrangements totaling $7,837 million, of which $2,501 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	December 31, 2012		December 31, 2011
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
10.5% due 2016	$—		$631
6.75% Euro Notes due 2019	330		324
8.25% due 2020	994		994
8.75% due 2020	266		264
7% due 2022	700		—
7% due 2028	149		149
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,194	4.75%	1,200	1.93%
€400 million revolving credit facility due 2016	—	—	—	—
Pan-European accounts receivable facility due 2015	192	3.00%	393	3.51%
Chinese credit facilities	471	6.38%	389	5.80%
Other domestic and international debt(1)	630	8.40%	570	10.00%
	4,926		4,914
Capital lease obligations	58		31
	4,984		4,945
Less portion due within one year	(96)		(156)
	$4,888		$4,789
________________________________

(1)
Interest rates are weighted average interest rates related to various international credit facilities with customary terms and conditions and the Global and North American Tire Headquarters financing liability described below.

NOTES
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
€250 million 6.75% Senior Notes due 2019 of Goodyear Dunlop Tires Europe B.V. (“GDTE”)
At December 31, 2012, €250 million aggregate principal amount of GDTE's 6.75% senior notes due 2019 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 15, 2019. These notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GDTE, (i) to incur additional debt or issue redeemable preferred stock, (ii) pay dividends or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody’s and Standard & Poor's and no default has occurred or is continuing, certain covenants will be suspended. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
$1.0 billion 8.25% Senior Notes due 2020

At December 31, 2012, $1.0 billion aggregate principal amount of 8.25% senior notes due 2020 were outstanding. These notes had an effective yield of 8.349% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.

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
The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's and Standard & Poor's and no default has occurred or is continuing, certain covenants will be suspended. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
$282 million 8.75% Senior Notes due 2020

At December 31, 2012, $282 million aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes, with an effective yield of 9.20%, are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.

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
$700 million 7% Senior Notes due 2022
On February 28, 2012, we issued $700 million aggregate principal amount of 7% senior notes due 2022. These notes were sold at 100% of the principal amount and will mature on May 15, 2022. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time on or after May 15, 2017 at a redemption price of 103.5%, 102.333%, 101.167% and 100% during the 12-month periods commencing on May 15, 2017, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to May 15, 2017, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to May 15, 2015, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 107% of the principal amount plus accrued and unpaid interest to the redemption date.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 8.25% senior notes due 2020, described above.
$150 million 7% Senior Notes due 2028

At December 31, 2012, $150 million aggregate principal amount of our 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.

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
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

•	U.S. and Canadian accounts receivable and inventory;

•	certain of our U.S. manufacturing facilities;

•	equity interests in our U.S. subsidiaries and up to 65% of the equity interests in our directly owned foreign subsidiaries, excluding GDTE and its subsidiaries; and

•	substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.
Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2012, our borrowing base, and therefore our availability, under this facility was $361 million below the facility's stated amount of $2.0 billion.
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
At December 31, 2012, we had no borrowings and $400 million of letters of credit issued under the revolving credit facility. At December 31, 2011, we had no borrowings and $407 million of letters of credit issued under the revolving credit facility.
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
At December 31, 2012 and December 31, 2011, this facility was fully drawn.
€400 million Amended and Restated Senior Secured European Revolving Credit Facility due 2016
Our amended and restated €400 million European revolving credit facility consists of (i) a €100 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (the “German borrower”) and (ii) a €300 million all-borrower tranche that is available to GDTE, the German borrower and certain of GDTE’s other subsidiaries. Up to €50 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under the facility will bear interest at LIBOR plus 250 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 250 basis points for loans denominated in euros, and undrawn amounts under the facility will be subject to an annual commitment fee of 50 basis points.
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

The German guarantors secure the German tranche on a first-lien basis and the all-borrower tranche on a second-lien basis. GDTE and its other subsidiaries that provide guarantees secure the all-borrower tranche on a first-lien basis and do not provide collateral support for the German tranche. The Company and its U.S. subsidiaries and primary Canadian subsidiary that guarantee our U.S. senior secured credit facilities described above also provide unsecured guarantees in support of the facility.
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
At December 31, 2012 and 2011 there were no borrowings outstanding under the German and the all-borrower tranches. Letters of credit issued under the all-borrower tranche totaled $10 million (€7 million) at December 31, 2012 and $8 million (€6 million) at December 31, 2011.
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
At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. At December 31, 2011, the amount available and fully utilized under this program totaled $393 million (€303 million). The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. At December 31, 2011, the amount available and fully utilized under this program totaled $75 million. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year at December 31, 2012 and Notes Payable and Overdrafts at December 31, 2011.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2012 and 2011. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2012 and 2011, the gross amount of receivables sold was $243 million and $190 million, respectively.
Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At December 31, 2012, these non-revolving credit facilities had total unused availability of 360 million renminbi ($57 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. There were $471 million and $389 million of borrowings outstanding under these facilities at December 31, 2012 and 2011, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. At December 31, 2012, there was no restricted cash related to funds obtained under these credit facilities. At December 31, 2011, restricted cash of $9 million was related to funds obtained under these credit facilities.
OTHER DOMESTIC DEBT
Global and North American Tire Headquarters
On April 13, 2011, we entered into agreements for the construction of a new Global and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. In addition, on October 31, 2011, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

involvement with the financing during construction of the Headquarters facility and the parking deck, we will record a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheet as costs are incurred during the construction period. The total cost of the project is expected to be $200 million, of which approximately $60 million will be funded by government financing and incentives. The total financing liability is expected to approximate $140 million, of which $135 million has been recorded in Long Term Debt and Capital Leases at December 31, 2012. Completion of construction and the first payments under the leases are expected to occur in the second quarter of 2013.

Debt Maturities

The annual aggregate maturities of our debt and capital leases for the five years subsequent to December 31, 2012 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2013	2014	2015	2016	2017
U.S.	$9	$7	$4	$3	$2
International	189	60	289	320	265
	$198	$67	$293	$323	$267

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
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	December 31,	December 31,
(In millions)	2012	2011
Fair Values — asset (liability):
Accounts receivable	$2	$26
Other current liabilities	(24)	(5)
Other long term liabilities	—	(1)

At December 31, 2012 and 2011, these outstanding foreign currency derivatives had notional amounts of $1,289 million and $1,056 million, respectively, and were primarily related to intercompany loans. Other Expense included a net transaction loss of $32 million and a net transaction gain of $30 million in 2012 and 2011, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2012	2011
Fair Values — asset (liability):
Accounts receivable	$—	$11
Other current liabilities	(5)	—

At December 31, 2012 and 2011, these outstanding foreign currency derivatives had notional amounts of $138 million and $171 million, respectively, and primarily related to intercompany transactions.
The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Twelve Months Ended
	December 31,
(In millions) (Income) Expense	2012	2011
Amounts deferred to AOCL	$5	$(5)
Amount of deferred (gain) loss reclassified from AOCL into CGS	(14)	10
Amounts excluded from effectiveness testing	(1)	2

The estimated net amount of the deferred losses at December 31, 2012 that is expected to be reclassified to earnings within the next twelve months is $5 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Assets:
Investments	$45	$44	$45	$44	$—	$—	$—	$—
Foreign Exchange Contracts	2	37	—	—	2	37	—	—
Total Assets at Fair Value	$47	$81	$45	$44	$2	$37	$—	$—

Liabilities:
Foreign Exchange Contracts	$29	$6	$—	$—	$29	$5	$—	$1
Other	3	—	—	—	3	—	—	—
Total Liabilities at Fair Value	$32	$6	$—	$—	$32	$5	$—	$1

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31, 2012 and December 31, 2011. The fair value was estimated using quoted market prices or discounted future cash flows which are considered Level 2 fair value measurements.

	December 31,	December 31,
(In millions)	2012	2011
Fixed Rate Debt:
Carrying amount — liability	$3,128	$2,843
Fair value — liability	3,378	2,891

Variable Rate Debt:
Carrying amount — liability	$1,798	$2,071
Fair value — liability	1,808	2,029

Note 16. Pension, Other Postretirement Benefits and Savings Plans
We provide employees with defined benefit pension or defined contribution savings plans. Our principal U.S. hourly pension plans are closed to new entrants and provide benefits based on length of service. The principal U.S. salaried pension plans are frozen and provide benefits based on final five-year average earnings formulas. Salaried employees who made voluntary contributions to these plans receive higher benefits.
During 2012, we recognized a settlement charge of $9 million related to the purchase of annuities from existing plan assets to settle obligations of one of our U.K. pension plans.
During 2011, we recognized settlement charges of $15 million related to one of our U.S. pension plans. These settlement charges resulted from total lump sum payments exceeding annual service and interest cost for the plan.
During 2010, we recognized curtailment and termination benefit charges for pensions of $76 million in connection with the closure of Union City. Also in 2010, we recognized a settlement charge of $15 million related to the purchase of annuities from existing plan assets to settle obligations of certain Canadian pension plans.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Benefits cost:
Service cost	$39	$41	$39	$31	$32	$25	$6	$6	$5
Interest cost	261	283	296	143	150	145	24	30	33
Expected return on plan assets	(299)	(306)	(280)	(117)	(131)	(126)	(1)	—	(1)
Amortization of prior service cost (credit)	23	23	31	2	2	2	(40)	(37)	(37)
Amortization of net losses	179	134	133	45	38	35	11	10	9
Net periodic cost	203	175	219	104	91	81	—	9	9
Curtailments/settlements	1	15	33	11	1	15	—	—	8
Termination benefits	—	—	43	1	1	—	—	—	—
Total benefits cost	$204	$190	$295	$116	$93	$96	$—	$9	$17
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$—	$—	$—	$6	$—	$1	$(82)	$—	$—
Increase (decrease) in net actuarial losses	665	735	143	372	45	(12)	(4)	15	59
Amortization of prior service (cost) credit in net periodic cost	(23)	(23)	(31)	(2)	(2)	(2)	40	37	37
Amortization of net losses in net periodic cost	(179)	(134)	(133)	(43)	(38)	(35)	(11)	(10)	(9)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(1)	(15)	(40)	(11)	(4)	(16)	—	—	(8)
Total recognized in other comprehensive (income) loss before tax and minority	462	563	(61)	322	1	(64)	(57)	42	79
Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$666	$753	$234	$438	$94	$32	$(57)	$51	$96

Total benefits (credit) cost for our other postretirement benefits was $(17) million, $(12) million and $(1) million for our U.S. plans in 2012, 2011 and 2010, respectively, and $17 million, $21 million and $18 million for our non-U.S. plans in 2012, 2011 and 2010, respectively. Total benefits cost for our other postretirement benefits includes a settlement charge of $7 million in 2010 for participant data for our U.S. plans related to prior periods.
We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.
The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2013 are $17 million and $211 million, respectively, for our U.S. plans and $1 million and $63 million, respectively, for our non-U.S. plans.
The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2013 are a benefit of $46 million and expense of $13 million, respectively.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The change in benefit obligation and plan assets for 2012 and 2011 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2012 and 2011 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Beginning balance	$(5,975)	$(5,641)	$(2,736)	$(2,696)	$(582)	$(604)
Newly adopted plans	—	—	(24)	—	—	—
Service cost — benefits earned	(39)	(41)	(31)	(32)	(6)	(6)
Interest cost	(261)	(283)	(143)	(150)	(24)	(30)
Plan amendments	—	—	—	—	82	—
Actuarial (loss) gain	(863)	(452)	(383)	(84)	6	(17)
Participant contributions	—	—	(3)	(2)	(31)	(34)
Curtailments/settlements	1	27	39	16	—	—
Termination benefits	—	—	(1)	(1)	—	—
Divestitures	—	—	—	5	—	1
Foreign currency translation	—	—	(88)	53	2	15
Benefit payments	381	415	150	155	79	93
Ending balance	$(6,756)	$(5,975)	$(3,220)	$(2,736)	$(474)	$(582)
Change in plan assets:
Beginning balance	$3,523	$3,714	$2,091	$2,074	$6	$7
Actual return on plan assets	497	23	158	155	—	1
Company contributions to plan assets	454	193	193	40	2	3
Cash funding of direct participant payments	8	35	29	26	46	56
Participant contributions	—	—	3	2	31	34
Settlements	(1)	(27)	(39)	(15)	—	—
Divestitures	—	—	—	(1)	—	(1)
Foreign currency translation	—	—	69	(35)	—	(1)
Benefit payments	(381)	(415)	(150)	(155)	(79)	(93)
Ending balance	$4,100	$3,523	$2,354	$2,091	$6	$6
Funded status at end of year	$(2,656)	$(2,452)	$(866)	$(645)	$(468)	$(576)

Other postretirement benefits funded status was $(246) million and $(322) million for our U.S. plans at December 31, 2012 and 2011, respectively, and $(222) million and $(254) million for our non-U.S. plans at December 31, 2012 and 2011, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012	2011
Current assets	$—	$—	$2	$—	$—	$—
Noncurrent assets	—	—	33	33	—	—
Current liabilities	(8)	(10)	(23)	(21)	(39)	(52)
Noncurrent liabilities	(2,648)	(2,442)	(878)	(657)	(429)	(524)
Net amount recognized	$(2,656)	$(2,452)	$(866)	$(645)	$(468)	$(576)

Amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012	2011
Prior service cost (credit)	$78	$101	$12	$8	$(246)	$(204)
Net actuarial loss	3,385	2,900	1,162	844	170	185
Gross amount recognized	3,463	3,001	1,174	852	(76)	(19)
Deferred income taxes	(125)	(125)	(157)	(106)	4	(6)
Minority shareholders’ equity	(67)	(59)	(174)	(111)	2	3
Net amount recognized	$3,271	$2,817	$843	$635	$(70)	$(22)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate:
— U.S.	3.71%	4.52%	3.30%	4.12%
— Non-U.S.	4.12	5.07	5.64	5.88
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	3.23	3.36	4.12	3.71

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate:
— U.S.	4.52%	5.20%	5.75%	3.98%	4.62%	5.45%
— Non-U.S.	5.07	5.54	5.68	5.91	6.52	6.79
Expected long term return on plan assets:
— U.S.	8.50	8.50	8.50	N/A	N/A	N/A
— Non-U.S.	5.56	6.29	6.60	N/A	N/A	N/A
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	3.36	3.43	3.94	3.71	3.99	4.21

For 2012, an assumed weighted average discount rate of 4.52% was used for the U.S. pension plans. This rate was developed from a portfolio of bonds from issuers rated AA or higher by established rating agencies as of December 31, 2011, with cash flows similar to the timing of our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 5.07% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, and long term inflation.
For 2012, an expected long term rate of return of 8.50% was used for the U.S. pension plans. In developing this rate, we evaluated the compound annualized returns of our U.S. pension fund over a period of 15 years or more through December 31, 2011. In addition, we evaluated input from our pension fund consultant on asset class return expectations and long term inflation. For our non-U.S. locations, a weighted average assumed long term rate of return of 5.56% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The following table presents estimated future benefit payments from the plans as of December 31, 2012. Benefit payments for other postretirement benefits are presented net of retiree contributions:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.	Without Medicare Part D Subsidy	Medicare Part D Subsidy Receipts
2013	$426	$154	$42	$(1)
2014	407	155	37	(1)
2015	425	159	36	(1)
2016	423	167	35	(1)
2017	421	170	34	(1)
2018-2022	2,100	930	162	(6)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2012	2011	2012	2011
All plans:
Accumulated benefit obligation	$6,738	$5,961	$3,094	$2,659
Plans not fully-funded:
Projected benefit obligation	$6,756	$5,975	$2,668	$2,572
Accumulated benefit obligation	6,738	5,961	2,564	2,505
Fair value of plan assets	4,100	3,523	1,770	1,899

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2012, these plans accounted for $318 million of our accumulated pension benefit obligation, $366 million of our projected pension benefit obligation, and $99 million of our AOCL adjustment. At December 31, 2011, these plans accounted for $249 million of our accumulated pension benefit obligation, $270 million of our projected pension benefit obligation, and $35 million of our AOCL adjustment.
We expect to contribute approximately $275 million to $325 million to our funded U.S. and non-U.S. pension plans in 2013.
Assumed health care cost trend rates at December 31 follow:

	2012	2011
Health care cost trend rate assumed for the next year	8.2%	8.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2017	2017

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2012 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$29	$(27)
Aggregate service and interest cost	3	(3)

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2012	2011	2012	2011
Cash and short term securities	5%	1%	2%	2%
Equity securities	62	63	27	26
Debt securities	32	35	58	59
Alternatives	1	1	13	13
Total	100%	100%	100%	100%

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

Subsequent to December 31, 2012, substantially all of our U.S. pension plans entered into short term zero cost equity and interest rate option strategies to reduce a significant portion of our U.S. pension funded status volatility that occurs due to equity and interest rate movements.
The portfolio of our U.S. pension plan assets includes holdings of U.S., non-U.S., and private equities, global high quality and high yield fixed income securities, and short term interest bearing deposits. The target asset allocation of the U.S. pension fund is 70% equities and 30% fixed income. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension fund is rebalanced to target ranges on an as needed basis.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2012, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$218	$207	$11	$—	$56	$32	$24	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	64	64	—	—	50	50	—	—
Non-U.S. Companies	721	715	6	—	119	119	—	—
Commingled Funds	1,487	—	1,487	—	376	21	355	—
Mutual Funds	—	—	—	—	101	13	88	—
Partnership Interests	254	—	63	191	—	—	—	—
Debt Securities
Corporate Bonds	519	—	518	1	130	15	115	—
Government Bonds	332	—	332	—	482	481	1	—
Asset Backed Securities	54	—	54	—	5	2	3	—
Commingled Funds	381	—	381	—	723	10	713	—
Mutual Funds	16	—	16	—	44	39	5	—
Alternatives
Commingled Funds	—	—	—	—	150	3	4	143
Real Estate	48	48	—	—	142	—	4	138
Other Investments	2	—	—	2	19	—	—	19
Total Investments	4,096	$1,034	$2,868	$194	2,397	$785	$1,312	$300
Other	4				(43)
Total Plan Assets	$4,100				$2,354

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2011, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$51	$51	$—	$—	$49	$34	$15	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	58	58	—	—	47	47	—	—
Non-U.S. Companies	609	606	3	—	110	110	—	—
Commingled Funds	1,323	—	1,323	—	293	19	274	—
Mutual Funds	—	—	—	—	98	13	85	—
Partnership Interests	219	—	62	157	—	—	—	—
Debt Securities
Corporate Bonds	409	—	409	—	95	12	83	—
Government Bonds	329	—	328	1	382	364	18	—
Asset Backed Securities	55	—	55	—	3	—	3	—
Commingled Funds	415	—	415	—	703	8	695	—
Mutual Funds	7	—	7	—	50	42	8	—
Alternatives
Commingled Funds	—	—	—	—	128	2	4	122
Real Estate	36	36	—	—	126	—	4	122
Other Investments	1	—	—	1	20	—	1	19
Total Investments	3,512	$751	$2,602	$159	2,104	$651	$1,190	$263
Other	11				(13)
Total Plan Assets	$3,523				$2,091

At December 31, 2012 and 2011, the Plans did not directly hold any of our common stock.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

•
Cash and Short Term Securities:  Cash and cash equivalents consist of U.S. and foreign currencies. Foreign currencies are reported in U.S. dollars based on currency exchange rates readily available in active markets. Short term securities are valued at the net asset value of units held at year end, as determined by the investment manager.

•
Equity Securities:  Common and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests are priced based on valuations using the partnership’s available financial statements coinciding with our year end, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.

•
Debt Securities:  Corporate and government bonds, including asset backed securities, are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models if an active market is not available. Commingled funds are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available.

•
Alternatives:  Commingled funds are invested in hedge funds and currency derivatives, which are valued at the net asset value as determined by the fund manager based on the most recent financial information available, which typically represents significant unobservable data. Real estate held in real estate investment trusts are valued at the closing price reported on the active market on which the individual securities are traded. Participation in real estate funds are valued at the net asset value as determined by the fund manager based on the most recent financial information available, which typically represents significant unobservable data. Other investments include derivative financial instruments, which are

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

primarily valued using independent pricing sources which utilize industry standard derivative valuation models and directed insurance contracts, which are valued as reported by the issuer.
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
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2012:

	U.S.		Non-U.S.
(In millions)	Partnership Interests	Other	Commingled Funds	Real Estate	Other
Balance, beginning of year	$157	$2	$122	$122	$19
Realized gains	4	—	—	—	—
Unrealized gains relating to instruments still held at the reporting date	—	—	5	—	—
Purchases, sales, issuances and settlements (net)	30	—	10	10	—
Transfers out of Level 3	—	1	—	—	—
Foreign currency translation	—	—	6	6	—
Balance, end of year	$191	$3	$143	$138	$19

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2011:

	U.S.		Non-U.S.
(In millions)	Partnership Interests	Other	Commingled Funds	Real Estate	Other
Balance, beginning of year	$138	$3	$118	$100	$23
Realized gains (losses)	9	—	(2)	—	—
Unrealized (losses) gains relating to instruments still held at the reporting date	(2)	(1)	(2)	5	—
Purchases, sales, issuances and settlements (net)	12	—	9	18	(3)
Foreign currency translation	—	—	(1)	(1)	(1)
Balance, end of year	$157	$2	$122	$122	$19

Other postretirement benefits plan assets at December 31, 2012 and 2011, which relate to a non-U.S. plan, are invested primarily in mutual funds and are considered a Level 1 investment.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $97 million, $98 million and $93 million for 2012, 2011 and 2010, respectively.

Note 17. Stock Compensation Plans
Our 2002 Performance Plan and 2005 Performance Plan (collectively the “Plans”) permitted grants of performance share units, stock options, stock appreciation rights (“SARs”), and restricted stock to employees. The Plans expired on April 15, 2005 and April 26, 2008, respectively, except for grants then outstanding. Our 2008 Performance Plan, which was adopted on April 8, 2008 and is due to expire on April 8, 2018, permits the grant of performance share units, stock options, SARs, restricted stock, restricted stock units, other stock-based grants and awards and cash-based grants and awards to employees and directors. A total of 8,000,000 shares of our common stock may be issued in respect of grants made under the 2008 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 1.61 shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2008 Performance Plan or certain prior equity compensation plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash will be available for issuance pursuant to a new grant or award under the 2008 Performance Plan. Shares issued under our stock-based compensation plans are usually issued from shares of our common stock held in treasury.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity related to options during 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	12,787,824	$14.84
Options granted	2,004,429	12.79
Options exercised	(513,910)	7.98		$2
Options expired	(140,502)	8.89
Options cancelled	(608,979)	17.34
Outstanding at December 31	13,528,862	14.75	5.5	26
Vested and expected to vest at December 31	13,049,005	14.84	5.3	24
Exercisable at December 31	9,166,525	15.92	4.1	19
Available for grant at December 31	6,510,610

In addition, the aggregate intrinsic value of options exercised in 2011 and 2010 was $10 million and $1 million, respectively.
Significant option groups outstanding at December 31, 2012 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term(Years)
2/27/2012	1,734,582	4,156	$12.94	9.2
2/22/2011	1,311,165	343,417	13.91	8.2
2/23/2010	1,250,773	665,443	12.74	7.2
2/26/2009	1,631,988	1,230,591	4.81	6.2
2/21/2008	1,109,994	1,109,994	26.74	5.2
2/27/2007	1,239,522	1,239,522	24.71	4.2
12/6/2005	825,642	825,642	17.15	2.9
12/9/2004	1,465,881	1,465,881	12.54	1.9
12/2/2003	682,576	682,576	6.81	0.9
All other	2,276,739	1,599,303	(1)	(1)
	13,528,862	9,166,525
_______________________________________

(1)
Options in the “All other” category had exercise prices ranging from $5.52 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $16.52 and $18.27, respectively, while the remaining weighted average contractual term was 5.0 and 3.5 years, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2012	2011	2010
Weighted average grant date fair value	$6.33	$6.94	$6.45
Black-Scholes model assumptions (1):
Expected term (years)	6.25	6.25	6.25
Interest rate	1.09%	2.28%	2.58%
Volatility	50.8%	49.5%	50.5%
Dividend yield	—	—	—
_______________________________________

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of stock-based awards by our Board of Directors.
Performance Share Units
Performance share units granted under the 2008 Performance Plan are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2012, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. Total units earned for grants made in 2011 and 2010, may vary between 0% and 150% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
Eligible employees may elect to defer receiving the payout of all or a portion of their units earned until termination of employment. For grants made in 2010 and later under the 2008 Performance Plan, each deferred unit equates to one share of our common stock and is payable 100% in shares of our common stock at the expiration of the deferral period.
The following table summarizes the activity related to performance share units during 2012:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	295,460	$14.13
Units granted	174,877	13.57
Units vested	(132,845)	12.55
Units forfeited	(18,563)	14.14
Unvested at December 31	318,929	14.48

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Information
Stock-based compensation expense, cash payments made to settle SARs and performance share units, and cash received from the exercise of stock options follows:

(In millions)	2012	2011	2010
Stock-based compensation expense recognized	$15	$18	$26
Tax impact	—	—	—
After-tax stock-based compensation expense	$15	$18	$26
Cash payments to settle SARs and performance share units	$—	$—	$—
Cash received from stock option exercises	4	8	1

As of December 31, 2012, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $25 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2016.

Note 18. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $43 million and $46 million at December 31, 2012 and December 31, 2011, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million and $11 million were included in Other Current Liabilities at December 31, 2012 and December 31, 2011, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
Since many of the remediation activities related to environmental matters vary substantially in duration and cost from site to site and the associated costs for each vary depending on the mix of unique site characteristics, in some cases we cannot reasonably estimate a range of possible losses. Although it is not possible to estimate with certainty the outcome of all of our environmental matters, management believes that potential losses in excess of current reserves for environmental matters, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $307 million and $302 million for anticipated costs related to workers’ compensation at December 31, 2012 and December 31, 2011, respectively. Of these amounts, $57 million and $63 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2012 and December 31, 2011, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2012 and December 31, 2011, the liability was discounted using a risk-free rate of return. At December 31, 2012, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $40 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $298 million and $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, presently asserted against us at December 31, 2012 and December 31, 2011, respectively. Of these amounts, $40 million were included in Other Current Liabilities at December 31, 2012 and December 31, 2011. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2012, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 105,600 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, totaled approximately $407 million through December 31, 2012 and $388 million through December 31, 2011.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2012	2011	2010
Pending claims, beginning of year	78,500	83,700	90,200
New claims filed during the year	2,200	2,200	1,700
Claims settled/dismissed during the year	(7,500)	(7,400)	(8,200)
Pending claims, end of year	73,200	78,500	83,700
Payments (1)	$18	$23	$26
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $139 million and $138 million at December 31, 2012 and December 31, 2011, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $68 million at December 31, 2012 and $64 million at December 31, 2011. At December 31, 2012, our liability with respect to asserted claims and related defense costs was $71 million, compared to $74 million at December 31, 2011.
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
We recorded a receivable related to asbestos claims of $73 million at December 31, 2012 and $67 million at December 31, 2011. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at December 31, 2012 and $8 million at December 31, 2011. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at December 31, 2012, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis, pursuant to coverage-in-place agreements at December 31, 2012.

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
Our recorded liabilities and estimates of reasonably possible losses for the contingent liabilities described above are based on our assessment of potential liability using the information available to us at the time and, where applicable, any past experience and recent and current trends with respect to similar matters. Our contingent liabilities are subject to inherent uncertainties, and unfavorable judicial or administrative decisions could occur which we did not anticipate. Such an unfavorable decision could include monetary damages, fines or other penalties or an injunction prohibiting us from taking certain actions or selling certain products. If such an unfavorable decision were to occur, it could result in a material adverse impact on our financial position and results of operations in the period in which the decision occurs, or in future periods.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $45 million). We received similar assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to other suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $43 million). We have filed responses contesting all of the assessments and are defending these matters. In the event we are unsuccessful in defending one or more of these assessments, our results of operations could be materially affected.
Binding Commitments and Guarantees
At December 31, 2012, we had binding commitments for raw materials, capital expenditures, utilities, and various other types of contracts. Total commitments on contracts that extend beyond 2013 are expected to total approximately $3.4 billion. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees written and other commitments totaling approximately $45 million at December 31, 2012, compared to $105 million at December 31, 2011, primarily related to our obligations in connection with the financing of the construction of our new Global and North American Tire Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.
Indemnifications
At December 31, 2012, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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
Warranty
We recorded $24 million and $20 million for potential claims under warranties offered by us at December 31, 2012 and 2011, respectively, the majority of which is recorded in Other Current Liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents changes in the warranty reserve during 2012 and 2011:

(in millions)	2012	2011
Balance at January 1	$20	$17
Payments made during the period	(17)	(11)
Expense recorded during the period	21	15
Translation adjustment	—	(1)
Balance at December 31	$24	$20

Note 19. Mandatory Convertible Preferred Stock
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

During 2012 and 2011, we paid cash dividends of $29 million and $15 million, respectively. On December 2, 2012, the Company’s Board of Directors declared cash dividends of $0.7344 per share of mandatory convertible preferred stock, or $7 million in the aggregate. The dividend was paid on January 2, 2013 to stockholders of record as of the close of business of December 14, 2012.

Note 20. Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Loss follow:

(In millions)	2012	2011
Foreign currency translation adjustment	$(538)	$(594)
Unrecognized net actuarial losses and prior service costs	(4,044)	(3,430)
Deferred derivative gain (loss)	(4)	7
Unrealized investment gains	26	26
Total Accumulated Other Comprehensive Loss	$(4,560)	$(3,991)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21. Investments in Unconsolidated Affiliates
The following tables present summarized financial information for financial position and results of operations of our investments accounted for under the equity method:

(In millions)	2012	2011
Financial Position:
Current assets	$739	$655
Noncurrent assets	84	72
Current liabilities	489	460
Noncurrent liabilities	19	29
Noncontrolling interests	51	38

	Year Ended December 31,
	2012	2011	2010
Results of Operations:
Net sales	$2,058	$1,808	$1,547
Gross profit	672	596	508
Net income	136	80	70
Net income attributable to investee	123	69	63

Our equity in the earnings of unconsolidated affiliates was $34 million, $19 million and $11 million in 2012, 2011 and 2010, respectively.

Note 22. Consolidating Financial Information
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
 Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of the capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group. Effective in the second quarter of 2012, Wingfoot Mold Leasing Company became a guarantor subsidiary. All periods presented have been restated to reflect Wingfoot Mold Leasing Company as a guarantor subsidiary.

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

	Consolidating Balance Sheet
	December 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$802	$68	$1,411	$—	$2,281
Accounts Receivable	905	212	1,446	—	2,563
Accounts Receivable From Affiliates	—	668	—	(668)	—
Inventories	1,263	176	1,893	(82)	3,250
Prepaid Expenses and Other Current Assets	64	10	321	9	404
Total Current Assets	3,034	1,134	5,071	(741)	8,498
Goodwill	—	25	516	123	664
Intangible Assets	110	1	29	—	140
Deferred Income Taxes	—	56	130	—	186
Other Assets	240	61	228	—	529
Investments in Subsidiaries	3,986	299	4,576	(8,861)	—
Property, Plant and Equipment	2,260	151	4,565	(20)	6,956
Total Assets	$9,630	$1,727	$15,115	$(9,499)	$16,973
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$779	$214	$2,230	$—	$3,223
Accounts Payable to Affiliates	485	—	183	(668)	—
Compensation and Benefits	384	31	304	—	719
Other Current Liabilities	350	32	808	(8)	1,182
Notes Payable and Overdrafts	—	—	102	—	102
Long Term Debt and Capital Leases Due Within One Year	9	—	87	—	96
Total Current Liabilities	2,007	277	3,714	(676)	5,322
Long Term Debt and Capital Leases	3,462	—	1,426	—	4,888
Compensation and Benefits	2,941	195	1,204	—	4,340
Deferred and Other Noncurrent Income Taxes	41	6	219	(2)	264
Other Long Term Liabilities	809	32	159	—	1,000
Total Liabilities	9,260	510	6,722	(678)	15,814
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	327	207	534
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	245	339	5,305	(5,644)	245
Capital Surplus	2,815	53	1,096	(1,149)	2,815
Retained Earnings	1,370	1,367	2,879	(4,246)	1,370
Accumulated Other Comprehensive Loss	(4,560)	(542)	(1,469)	2,011	(4,560)
Goodyear Shareholders’ Equity	370	1,217	7,811	(9,028)	370
Minority Shareholders’ Equity — Nonredeemable	—	—	255	—	255
Total Shareholders’ Equity	370	1,217	8,066	(9,028)	625
Total Liabilities and Shareholders’ Equity	$9,630	$1,727	$15,115	$(9,499)	$16,973

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$8,898	$2,883	$22,424	$(13,213)	$20,992
Cost of Goods Sold	7,792	2,587	20,198	(13,414)	17,163
Selling, Administrative and General Expense	895	182	1,652	(11)	2,718
Rationalizations	38	7	130	—	175
Interest Expense	258	26	287	(214)	357
Other (Income) and Expense	(152)	(30)	(120)	441	139
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	67	111	277	(15)	440
United States and Foreign Taxes	23	29	152	(1)	203
Equity in Earnings (Loss) of Subsidiaries	168	(14)	—	(154)	—
Net Income (Loss)	212	68	125	(168)	237
Less: Minority Shareholders’ Net Income	—	—	25	—	25
Goodyear Net Income (Loss)	212	68	100	(168)	212
Less: Preferred Stock Dividends	29	—	—	—	29
Goodyear Net Income (Loss) available to Common Shareholders	$183	$68	$100	$(168)	$183
Comprehensive Income (Loss)	$(362)	$67	$(144)	$57	$(382)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(24)	4	(20)
Goodyear Comprehensive Income (Loss)	$(362)	$67	$(120)	$53	$(362)

	Year Ended December 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$9,027	$2,892	$26,285	$(15,437)	$22,767
Cost of Goods Sold	8,209	2,574	23,729	(15,691)	18,821
Selling, Administrative and General Expense	898	185	1,747	(8)	2,822
Rationalizations	70	3	30	—	103
Interest Expense	247	19	288	(224)	330
Other (Income) and Expense	(218)	(21)	(162)	474	73
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(179)	132	653	12	618
United States and Foreign Taxes	37	(51)	217	(2)	201
Equity in Earnings of Subsidiaries	559	29	—	(588)	—
Net Income (Loss)	343	212	436	(574)	417
Less: Minority Shareholders’ Net Income	—	—	74	—	74
Goodyear Net Income (Loss)	$343	$212	$362	$(574)	$343
Less: Preferred Stock Dividends	22	—	—	—	22
Goodyear Net Income (Loss) available to Common Shareholders	$321	$212	$362	$(574)	$321
Comprehensive Income (Loss)	$(378)	$148	$301	$(412)	$(341)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	44	(7)	37
Goodyear Comprehensive Income (Loss)	$(378)	$148	$257	$(405)	$(378)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2010
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,648	$2,377	$20,179	$(11,372)	$18,832
Cost of Goods Sold	6,932	2,119	17,890	(11,489)	15,452
Selling, Administrative and General Expense	928	183	1,526	(7)	2,630
Rationalizations	163	22	55	—	240
Interest Expense	271	17	147	(119)	316
Other (Income) and Expense	(88)	(20)	41	253	186
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(558)	56	520	(10)	8
United States and Foreign Taxes	—	8	163	1	172
Equity in Earnings of Subsidiaries	342	18	—	(360)	—
Net Income (Loss)	(216)	66	357	(371)	(164)
Less: Minority Shareholders’ Net Income	—	—	52	—	52
Goodyear Net Income (Loss)	$(216)	$66	$305	$(371)	$(216)
Comprehensive Income (Loss)	$(114)	$57	$382	$(410)	$(85)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	44	(15)	29
Goodyear Comprehensive Income (Loss)	$(114)	$57	$338	$(395)	$(114)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$335	$(3)	$841	$(135)	$1,038
Cash Flows from Investing Activities:
Capital expenditures	(231)	(10)	(892)	6	(1,127)
Asset dispositions	5	—	11	—	16
Capital contributions and loans	(191)	(27)	(150)	368	—
Capital redemptions and loans	81	—	200	(281)	—
Increase in short term securities	—	—	(29)	—	(29)
Other transactions	5	—	12	—	17
Total Cash Flows from Investing Activities	(331)	(37)	(848)	93	(1,123)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	77	—	77
Short term debt and overdrafts paid	—	—	(156)	—	(156)
Long term debt incurred	800	—	2,731	—	3,531
Long term debt paid	(762)	—	(2,955)	—	(3,717)
Preferred stock dividends paid	(29)	—	—	—	(29)
Common stock issued	3	—	—	—	3
Capital contributions and loans	150	—	218	(368)	—
Capital redemptions and loans	(200)	—	(81)	281	—
Intercompany dividends paid	—	(6)	(123)	129	—
Transactions with minority interests in subsidiaries	(17)	—	(54)	—	(71)
Debt related costs and other transactions	(63)	—	(1)	—	(64)
Total Cash Flows from Financing Activities	(118)	(6)	(344)	42	(426)
Effect of exchange rate changes on cash and cash equivalents	—	2	18	—	20
Net Change in Cash and Cash Equivalents	(114)	(44)	(333)	—	(491)
Cash and Cash Equivalents at Beginning of the Year	916	112	1,744	—	2,772
Cash and Cash Equivalents at End of the Year	$802	$68	$1,411	$—	$2,281

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$260	$104	$581	$(172)	$773
Cash Flows from Investing Activities:
Capital expenditures	(210)	(21)	(815)	3	(1,043)
Asset dispositions	69	—	8	(1)	76
Asset acquisitions	—	—	(1)	1	—
Government grants received	—	—	95	—	95
Capital contributions	(14)	—	(17)	31	—
Capital redemptions	—	—	38	(38)	—
Increase in short term securities	—	—	(4)	—	(4)
Other transactions	(2)	—	(24)	—	(26)

Total Cash Flows from Investing Activities	$(157)	$(21)	$(720)	$(4)	$(902)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	179	—	179
Short term debt and overdrafts paid	—	—	(138)	—	(138)
Long term debt incurred	400	—	2,771	—	3,171
Long term debt paid	(750)	—	(1,900)	—	(2,650)
Proceeds from issuance of preferred stock	484	—	—	—	484
Preferred stock dividends paid	(15)	—	—	—	(15)
Common stock issued	8	—	—	—	8
Capital contributions and loans	(101)	—	132	(31)	—
Capital redemptions	—	—	(38)	38	—
Intercompany dividends paid	—	(7)	(162)	169	—
Transactions with minority interests in subsidiaries	(3)	—	(21)	—	(24)
Debt related costs and other transactions	(2)	—	(19)	—	(21)
Total Cash Flows from Financing Activities	21	(7)	804	176	994
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(96)	—	(98)
Net Change in Cash and Cash Equivalents	124	74	569	—	767
Cash and Cash Equivalents at Beginning of the Year	792	38	1,175	—	2,005
Cash and Cash Equivalents at End of the Year	$916	$112	$1,744	$—	$2,772

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2010
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$278	$45	$718	$(117)	$924
Cash Flows from Investing Activities:
Capital expenditures	(334)	(20)	(581)	(9)	(944)
Asset dispositions	1	—	69	—	70
Capital contributions	—	—	(136)	136	—
Capital redemptions	16	—	134	(150)	—
Other transactions	26	—	(11)	—	15
Total Cash Flows from Investing Activities	(291)	(20)	(525)	(23)	(859)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	3	2	80	—	85
Short term debt and overdrafts paid	—	—	(68)	—	(68)
Long term debt incurred	994	—	756	—	1,750
Long term debt paid	(974)	—	(581)	—	(1,555)
Common stock issued	1	—	—	—	1
Capital contributions and loans	—	—	136	(136)	—
Capital redemptions	—	—	(150)	150	—
Intercompany dividends paid	—	(7)	(119)	126	—
Transactions with minority interests in subsidiaries	—	—	(13)	—	(13)
Debt related costs and other transactions	(21)	—	—	—	(21)
Total Cash Flows from Financing Activities	3	(5)	41	140	179
Effect of exchange rate changes on cash and cash equivalents	—	1	(162)	—	(161)
Net Change in Cash and Cash Equivalents	(10)	21	72	—	83
Cash and Cash Equivalents at Beginning of the Year	802	17	1,103	—	1,922
Cash and Cash Equivalents at End of the Year	$792	$38	$1,175	$—	$2,005

Note 23. Subsequent Event
On February 8, 2013, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte, effective February 13, 2013. The announcement indicated that the official exchange rate would be changed from 4.3 bolivares fuertes to each U.S. dollar to 6.3 bolivares fuertes to each U.S. dollar. Although the announcement provided limited details and we will not be able to fully assess the effect of the changes on our future results of operations until after the government publishes the decree in the Official Gazette, which is expected on February 13, 2013, we currently expect to record a charge of approximately $100 million, net of tax in the first quarter of 2013 in connection with the remeasurement of our balance sheet to reflect the devaluation of the official exchange rate to 6.3 bolivares fuertes to each U.S. dollar.

Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2012
Net Sales	$5,533	$5,150	$5,264	$5,045	$20,992
Gross Profit	926	1,009	949	945	3,829
Net Income (Loss)	8	103	133	(7)	237
Less: Minority Shareholders’ Net Income (Loss)	12	11	16	(14)	25
Goodyear Net Income (Loss)	(4)	92	117	7	212
Less: Preferred Stock Dividends	7	7	7	7	29
Goodyear Net Income (Loss) available to Common Shareholders	$(11)	$85	$110	$—	$183
Goodyear Net Income (Loss) available to Common Shareholders - Per Share of Common Stock:
— Basic	$(0.05)	$0.35	$0.45	$—	$0.75
— Diluted *	$(0.05)	$0.33	$0.41	$—	$0.74
Weighted Average Shares Outstanding — Basic	244	245	245	245	245
— Diluted	244	281	281	247	247
Price Range of Common Stock:** High	$15.80	$12.36	$13.54	$13.84	$15.80
Low	11.07	9.24	9.55	10.91	9.24
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,990	$17,601	$17,939	$16,973
Total Debt and Capital Leases	5,631	5,670	5,981	5,086
Goodyear Shareholders’ Equity	863	947	1,230	370
Total Shareholders’ Equity	1,151	1,210	1,508	625
_______________________________________

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
**	New York Stock Exchange and The NASDAQ Stock Market — Composite Transactions
All numbers presented below are after-tax and minority.
The first quarter of 2012 included net charges of $86 million related to cash premiums paid and write-offs of deferred financing fees and unamortized discount due to the early redemption of debt, net rationalization charges of $12 million primarily related to SAG headcount reductions in EMEA and Latin American Tire, asset write-offs and accelerated depreciation charges of $2 million primarily related to the closure of our Dalian manufacturing facility in the third quarter of 2012, and discrete tax charges of $3 million. Net insurance recoveries related to flooding in Thailand were $5 million and net gains on asset sales were $3 million.
The second quarter of 2012 included a $24 million charge for debt issuance costs primarily related to the amendment and restatement of our U.S. second lien term loan facility, net rationalization charges of $23 million primarily related to SAG headcount reductions in EMEA and retail store closings in Asia Pacific Tire, asset write-offs and accelerated depreciation of $2 million primarily related to the closure of our Dalian manufacturing facility in the third quarter of 2012, charges of $20 million related to labor claims with respect to a previously closed facility in EMEA, discrete tax charges of $2 million, and $2 million of costs related to tornado damage in 2011 at a manufacturing facility. Net gains on asset sales were $10 million and related primarily to the sale of a minority interest in a retail business in EMEA and assets related to our bias truck tire business in Latin American Tire.
The third quarter of 2012 included net rationalization charges of $22 million primarily related to SAG headcount reductions in EMEA, Asia Pacific Tire and North American Tire, asset write-offs and accelerated depreciation of $10 million primarily related to the closure of our Dalian manufacturing facility in the third quarter of 2012, a charge of $6 million related to a United Kingdom pension plan, and discrete tax charges of $3 million. Net gains on asset sales of $5 million were primarily related to the sale of property in North American Tire. Net insurance recoveries related to flooding in Thailand were $4 million.

The fourth quarter of 2012 included net rationalization charges of $84 million, due primarily to EMEA's announced closure of one of our facilities in Amiens, France, and asset write-offs and accelerated depreciation charges of $1 million. The quarter also included $9 million of charges related to discrete tax items, $6 million of charges and operating losses related to a strike in South Africa, and $5 million of charges related to labor claims with respect to a previously closed facility in EMEA. Net insurance recoveries related to flooding in Thailand were $6 million and net gains on asset sales were $2 million.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2011
Net Sales	$5,402	$5,620	$6,062	$5,683	$22,767
Gross Profit	941	1,048	1,089	868	3,946
Net Income	124	56	211	26	417
Less: Minority Shareholders’ Net Income	21	9	43	1	74
Goodyear Net Income	103	47	168	25	343
Less: Preferred Stock Dividends	—	7	7	7	22
Goodyear Net Income available to Common Shareholders	$103	$40	$161	$18	$321
Goodyear Net Income Per Share:
— Basic	$0.42	$0.16	$0.66	$0.07	$1.32
— Diluted*	$0.42	$0.16	$0.60	$0.07	$1.26
Weighted Average Shares Outstanding — Basic	243	244	244	244	244
— Diluted	246	247	281	247	271
Price Range of Common Stock:** High	$15.71	$18.83	$18.25	$15.47	$18.83
Low	11.42	14.44	9.15	8.53	8.53
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,256	$17,642	$18,129	$17,629
Total Debt and Capital Leases	5,284	5,304	6,083	5,201
Goodyear Shareholders’ Equity	1,327	1,475	1,499	749
Total Shareholders’ Equity	1,616	1,759	1,775	1,017
_______________________________________

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
**	New York Stock Exchange --- Composite Transactions
All numbers presented below are after-tax and minority.
The first quarter of 2011 included net rationalization charges of $9 million and asset write-offs and accelerated depreciation charges of $9 million. The quarter also included discrete tax charges of $6 million.
The second quarter of 2011 included net rationalization charges of $41 million, which included $32 million of charges related to the closure of Union City in July 2011, and asset write-offs and accelerated depreciation charges of $24 million. The quarter also included net charges of $53 million related to cash premiums paid and write-offs of deferred financing fees due to the early redemption of debt, $7 million of charges to increase tax reserves as a result of negative tax court rulings in a foreign jurisdiction and $3 million of charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina. Net gains on asset sales were $10 million for this quarter.
The third quarter of 2011 included net rationalization charges of $23 million, which included $19 million of charges related to the closure of Union City in July 2011, and asset write-offs and accelerated depreciation charges of $12 million. The quarter also included discrete tax charges of $4 million. Net gains on asset sales were $5 million for this quarter.
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).
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
Changes in Internal Control Over Financial Reporting
We are undertaking a phased implementation of enterprise resource planning systems in our Latin American Tire SBU, which are expected to be completed in 2014. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2013 to be filed with the Commission pursuant to Regulation 14A.
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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
1.Financial Statements:  See Index to Consolidated Financial Statements on page 54 of this Annual Report.
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
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 12, 2013	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2013		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 12, 2013		/s/ DARREN R. WELLS
Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 12, 2013		/s/ RICHARD J. NOECHEL
Richard J. Noechel, Vice President and Controller (Principal Accounting Officer)

		WILLIAM J. CONATY, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director W. ALAN McCOLLOUGH, Director	/s/ DARREN R. WELLS
Date:	February 12, 2013	RODERICK A. PALMORE, Director SHIRLEY D. PETERSON, Director STEPHANIE A. STREETER, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director	Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR THE COMPANY'S
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012
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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2012	2011	2010
Net Sales	$8,898	$9,027	$7,648
Cost of Goods Sold	7,792	8,209	6,932
Selling, Administrative and General Expense	895	898	928
Rationalizations	38	70	163
Interest Expense	258	247	271
Other Income	(152)	(218)	(88)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	67	(179)	(558)
United States and Foreign Taxes	23	37	—
Equity in Earnings of Subsidiaries	168	559	342
Net Income (Loss)	212	343	(216)
Less: Preferred Stock Dividends	29	22	—
Net Income (Loss) available to Common Shareholders	$183	$321	$(216)
Net Income (Loss) available to Common Shareholders — Per Share of Common Stock
Basic	$0.75	$1.32	$(0.89)
Weighted Average Shares Outstanding	245	244	242
Diluted	$0.74	$1.26	$(0.89)
Weighted Average Shares Outstanding	247	271	242

Goodyear Comprehensive Loss	$(362)	$(378)	$(114)

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY BALANCE SHEETS

	December 31,
(Dollars in millions, except share data)	2012	2011
Assets
Current Assets:
Cash and Cash Equivalents	$802	$916
Accounts Receivable, less allowance — $22 ($22 in 2011)	905	984
Inventories:
Raw Materials	290	401
Work in Process	56	63
Finished Goods	917	1,115
	1,263	1,579
Prepaid Expenses and Other Current Assets	64	53
Total Current Assets	3,034	3,532
Intangible Assets	110	110
Other Assets	240	226
Investments in Subsidiaries	3,986	4,067
Property, Plant and Equipment, less accumulated depreciation — $4,084 ($4,016 in 2011)	2,260	2,129
Total Assets	$9,630	$10,064
Liabilities
Current Liabilities:
Accounts Payable-Trade	$779	$925
Accounts Payable to Affiliates	485	716
Compensation and Benefits	384	445
Other Current Liabilities	350	344
Long Term Debt and Capital Leases Due Within One Year	9	11
Total Current Liabilities	2,007	2,441
Long Term Debt and Capital Leases	3,462	3,271
Compensation and Benefits	2,941	2,793
Deferred and Other Noncurrent Income Taxes	41	32
Other Long Term Liabilities	809	778
Total Liabilities	9,260	9,315
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2011)	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 245 million (245 million in 2011)	245	245
Capital Surplus	2,815	2,808
Retained Earnings	1,370	1,187
Accumulated Other Comprehensive Loss	(4,560)	(3,991)
Total Shareholders’ Equity	370	749
Total Liabilities and Shareholders’ Equity	$9,630	$10,064
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Preferred Stock		Common Stock				Other	Total
					Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at December 31, 2009
(after deducting 8,687,196 common treasury shares)			242,202,419	$242	$2,783	$1,082	$(3,372)	$735
Comprehensive income (loss):
Net loss						(216)		(216)
Foreign currency translation (net of tax of $1)							55
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $6)							162
Increase in net actuarial losses (net of tax benefit of $21)							(178)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $4)							60
Prior service cost from plan amendments (net of tax of $0)							(1)
Deferred derivative loss (net of tax of $0)							(2)
Unrealized investment gains (net of tax of $0)							6
Other comprehensive income (loss)								102
Total comprehensive income (loss)								(114)
Stock-based compensation plans					16			16
Common stock issued from treasury			736,530	1	6			7
Balance at December 31, 2010
(after deducting 7,950,743 common treasury shares)			242,938,949	$243	$2,805	$866	$(3,270)	$644

Balance at December 31, 2010
(after deducting 7,950,743 common treasury shares)	—	$—	242,938,949	$243	$2,805	$866	$(3,270)	$644
Comprehensive income (loss):
Net income						343		343
Foreign currency translation (net of tax of $0)							(140)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)							157
Increase in net actuarial losses (net of tax benefit of $28)							(770)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							18
Deferred derivative gain (net of tax of $1)							3
Reclassification adjustment for amounts recognized in income (net of tax of $2)							6
Unrealized investment gains (net of tax of $0)							5
Other comprehensive income (loss)								(721)
Total comprehensive income (loss)								(378)
Stock-based compensation plans					13			13
Preferred stock issued	10,000,000	500			(16)			484
Preferred stock dividends declared						(22)		(22)
Common stock issued from treasury			1,596,892	2	6			8
Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY - (Continued)

							Accumulated
	Preferred Stock		Common Stock				Other	Total
					Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749
Purchase of subsidiary shares from minority interest					(13)		5	(8)
Comprehensive income (loss):
Net income						212		212
Foreign currency translation (net of tax of $0)							51
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							203
Increase in net actuarial losses (net of tax benefit of $44)							(898)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							9
Prior service credit from plan amendments (net of tax of $3)							72
Deferred derivative loss (net of tax of $0)							(4)
Reclassification adjustment for amounts recognized in income (net of tax benefit of $3)							(7)
Other comprehensive income (loss)								(574)
Total comprehensive income (loss)								(362)
Stock-based compensation plans					17			17
Preferred stock dividends declared						(29)		(29)
Common stock issued from treasury			704,921	—	3			3
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2012	2011	2010
Total Cash Flows from Operating Activities	$335	$260	$278
Cash Flows from Investing Activities:
Capital expenditures	(231)	(210)	(334)
Asset dispositions	5	69	1
Capital contributions and loans	(191)	(14)	—
Capital redemptions and loans	81	—	16
Other transactions	5	(2)	26
Total Cash Flows from Investing Activities	(331)	(157)	(291)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	3
Long term debt incurred	800	400	994
Long term debt paid	(762)	(750)	(974)
Proceeds from issuance of preferred stock	—	484	—
Preferred stock dividends paid	(29)	(15)	—
Common stock issued	3	8	1
Capital contributions and loans	150	(101)	—
Capital redemptions and loans	(200)	—	—
Transactions with minority interests in subsidiaries	(17)	(3)	—
Debt related costs and other transactions	(63)	(2)	(21)
Total Cash Flows from Financing Activities	(118)	21	3
Net Change in Cash and Cash Equivalents	(114)	124	(10)
Cash and Cash Equivalents at Beginning of the Year	916	792	802
Cash and Cash Equivalents at End of the Year	$802	$916	$792

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 2012, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company has pledged a significant portion of its assets as collateral. The collateral includes first and second priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of the Parent Company’s subsidiaries to pay dividends to the Parent Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of the Parent Company’s assets. These covenants are subject to significant exceptions and qualifications. The primary credit facilities permit the Parent Company to pay dividends on its common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred by the Parent Company under the facilities following the dividend payment, and certain financial tests are satisfied.
In addition, in the event that the availability under the Parent Company’s first lien revolving credit facility plus the aggregate amount of Available Cash is less than $200 million, the Parent Company will not be permitted to allow the ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash,” “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the first lien revolving credit facility. As provided in the Parent Company’s second lien term loan facility, if the Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before the Parent Company may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, the Parent Company must first offer to prepay borrowings under the second lien term loan facility. “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net Secured Indebtedness” and “EBITDA” have the meanings given them in the second lien term loan facility. For further information, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments.
The first lien revolving credit facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in financial condition since December 31, 2011. The facility also has customary defaults, including a cross-default to material indebtedness of the Parent Company and its subsidiaries.
The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2012 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2013	2014	2015	2016	2017
Debt maturities	$9	$7	$4	$3	$2

COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2012, the Parent Company had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond the year 2013 are expected to total approximately $114 million. The Parent Company also has off-balance sheet financial guarantees written and other commitments totaling approximately $34 million. In addition, the Parent Company has other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which the Parent Company will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in the Parent Company's or its suppliers’ production levels.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)
At December 31, 2012, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
DIVIDENDS
The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2012, 2011 and 2010.
The following table presents cash dividends received during 2012, 2011 and 2010:

(In millions)	2012	2011	2010
Consolidated subsidiaries	$129	$172	$143

There were no stock dividends received from consolidated subsidiaries in 2012, 2011 and 2010.
SUPPLEMENTAL CASH FLOW INFORMATION
The Parent Company made cash payments for interest, net of amounts capitalized in 2012, 2011 and 2010 of $238 million, $235 million and $258 million, respectively. The Parent Company had net cash payments for income taxes in 2012, 2011 and 2010 of $28 million, $47 million and $19 million, respectively.
INTERCOMPANY TRANSACTIONS
The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2012	2011	2010
Sales	$1,050	$1,076	$1,129
Cost of Goods Sold	1,041	1,085	1,117
Interest Expense	24	19	11
Other Income	(524)	(547)	(413)
Income before Income Taxes	$509	$519	$414

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2012
Allowance for doubtful accounts	$97	$20	$—	$(20)	(a)	$2	$99
Valuation allowance — deferred tax assets	3,132	60	191	(4)		14	3,393

2011
Allowance for doubtful accounts	$106	$14	$—	$(19)	(a)	$(4)	$97
Valuation allowance — deferred tax assets	3,113	(92)	204	(82)		(11)	3,132

2010
Allowance for doubtful accounts	$110	$15	$—	$(16)	(a)	$(3)	$106
Valuation allowance — deferred tax assets	3,056	112	(45)	—		(10)	3,113

Note: (a) Accounts receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For Year Ended December 31, 2012

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

(d)
Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the First Supplemental Indenture thereto, dated as of August 13, 2010, in respect of the Company’s 8.25% Senior Notes due 2020 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), and as supplemented by the Second Supplemental Indenture thereto, dated as of February 28, 2012, in respect of the Company's 7% Senior Notes due 2022 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed February 28, 2012, File No. 1-1927).

(e)
Indenture, dated as of April 20, 2011, among Goodyear Dunlop Tires Europe B.V., as Issuer, the Company, as Parent Guarantor, the subsidiary guarantors party thereto, Deutsche Trustee Company Limited (now Deutsche Bank AG, London Branch), as Trustee, Deutsche Bank Luxembourg S.A., as Registrar, Deutsche Bank AG, London Branch, as Principal Paying Agent and Transfer Agent, and The Bank of New York Mellon (Luxembourg), S.A., as Luxembourg Paying Agent and Transfer Agent, in respect of GDTE's 6.75% Senior Notes due 2019 (incorporated by reference, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-1927).

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
(a)
Amended and Restated First Lien Credit Agreement, dated as of April 19, 2012, among the Company, the lenders, issuing banks, syndication agents, documentation agents, senior managing agents, managing agents, joint lead arrangers and joint bookrunners party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-1927).

(b)
Amended and Restated Second Lien Credit Agreement, dated as of April 19, 2012, among the Company, the lenders, syndication agents, documentation agents, joint lead arrangers and joint bookrunners party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-1927).

(c)
First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(d)
Reaffirmation of First Lien Guarantee and Collateral Agreement, dated as of April 19, 2012, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-1927).

(e)
Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927).

(f)
Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of April 19, 2012, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-1927).

(g)
Amended and Restated Lenders Lien Subordination and Intercreditor Agreement, dated as of April 19, 2012, among JPMorgan Chase Bank, N.A., as Collateral Agent for the First Lien Secured Parties referred to therein, Deutsche Bank Trust Company Americas, as Collateral Agent for the Second Lien Secured Parties referred to therein, the Company, and the subsidiaries of the Company named therein (incorporated by reference, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-1927).

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

(i)
Amendment and Restatement Agreement, dated as of April 20, 2011, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BNP Paribas, as Issuing Bank, the subsidiary guarantors party thereto, and the lenders party thereto (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-1927).

(j)
Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927), and as amended by the Amendment and Restatement Agreement, dated as of April 20, 2011(incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-1927).

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

(rr)*	Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as further amended September 7, 2012.	10.1
(ss)*
Deferred Compensation Plan for Executives, as amended and restated as of October 7, 2008 (incorporated by reference, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(tt)*	First Amendment to the Deferred Compensation Plan for Executives, dated as of December 20, 2012.	10.2
(uu)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 2, 2012.	10.3
(vv)*	Continuity Plan for Salaried Employees, as amended and restated effective April 10, 2007, as further amended on December 20, 2012.	10.4
(ww)*	The Goodyear Tire & Rubber Company Executive Severance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 11, 2010, File No. 1-1927).
12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2012.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
101	Interactive Data File
(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	101
_______________________________________

*	Indicates management contract or compensatory plan or arrangement