Form 10-Q
period 2013-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2013-04-26
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
Commission File Number: 1-1927
THE GOODYEAR TIRE & RUBBER COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-0253240 (I.R.S. Employer Identification No.)

200 Innovation Way, Akron, Ohio (Address of Principal Executive Offices)	44316-0001 (Zip Code)
(330) 796-2121
(Registrant’s Telephone Number, Including Area Code)
1144 East Market Street, Akron, Ohio 44316-0001
(Registrant's former address)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2013:	245,690,730

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
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2013	2012
Net Sales	$4,853	$5,533
Cost of Goods Sold	3,940	4,607
Selling, Administrative and General Expense	645	662
Rationalizations (Note 2)	7	15
Interest Expense	85	101
Other Expense (Note 3)	126	92
Income before Income Taxes	50	56
United States and Foreign Taxes (Note 4)	19	48
Net Income	31	8
Less: Minority Shareholders’ Net Income (Loss)	(2)	12
Goodyear Net Income (Loss)	33	(4)
Less: Preferred Stock Dividends	7	7
Goodyear Net Income (Loss) available to Common Shareholders	$26	$(11)
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock
Basic	$0.10	$(0.05)
Weighted Average Shares Outstanding (Note 5)	245	244
Diluted	$0.10	$(0.05)
Weighted Average Shares Outstanding (Note 5)	248	244
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net Income	$31	$8
Other Comprehensive Income:
Foreign currency translation, net of tax of $0 in 2013 ($0 in 2012)	(57)	103
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2013 ($0 in 2012)	1	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $4 in 2013 ($2 in 2012)	61	55
Decrease (increase) in net actuarial losses, net of tax of $0 in 2013 ($0 in 2012)	97	(2)
Deferred derivative gains (losses), net of tax of $0 in 2013 ($0 in 2012)	4	(8)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2013 ($0 in 2012)	—	(1)
Unrealized investment gains, net of tax of $0 in 2013 ($0 in 2012)	17	5
Other Comprehensive Income	123	152
Comprehensive Income	154	160
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(15)	40
Goodyear Comprehensive Income	$169	$120
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	March 31,	December 31,
	2013	2012
Assets:
Current Assets:
Cash and Cash Equivalents	$2,386	$2,281
Accounts Receivable, less Allowance — $96 ($99 in 2012)	3,021	2,563
Inventories:
Raw Materials	668	743
Work in Process	179	169
Finished Products	2,321	2,338
	3,168	3,250
Prepaid Expenses and Other Current Assets	467	404
Total Current Assets	9,042	8,498
Goodwill	647	664
Intangible Assets	139	140
Deferred Income Taxes	195	186
Other Assets	534	529
Property, Plant and Equipment, less Accumulated Depreciation — $9,004 ($8,991 in 2012)	6,901	6,956
Total Assets	$17,458	$16,973

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,218	$3,223
Compensation and Benefits (Notes 9 and 10)	687	719
Other Current Liabilities	1,156	1,182
Notes Payable and Overdrafts (Note 7)	107	102
Long Term Debt and Capital Leases due Within One Year (Note 7)	167	96
Total Current Liabilities	5,335	5,322
Long Term Debt and Capital Leases (Note 7)	6,307	4,888
Compensation and Benefits (Notes 9 and 10)	3,239	4,340
Deferred and Other Noncurrent Income Taxes	261	264
Other Long Term Liabilities	1,014	1,000
Total Liabilities	16,156	15,814

Commitments and Contingent Liabilities (Note 11)

Minority Shareholders’ Equity (Note 1)	515	534

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2012), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 246 million (245 million in 2012) after deducting 5 million treasury shares (6 million in 2012)	246	245
Capital Surplus	2,818	2,815
Retained Earnings	1,396	1,370
Accumulated Other Comprehensive Loss	(4,424)	(4,560)
Goodyear Shareholders’ Equity	536	370
Minority Shareholders’ Equity — Nonredeemable	251	255
Total Shareholders’ Equity	787	625
Total Liabilities and Shareholders’ Equity	$17,458	$16,973
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$31	$8
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	177	170
Amortization and write-off of debt issuance costs	5	33
Net rationalization charges (Note 2)	7	15
Rationalization payments	(24)	(31)
Net (gains) losses on asset sales (Note 3)	2	(4)
Pension contributions and direct payments	(908)	(114)
Venezuela currency devaluation (Note 3)	115	—
Customer prepayments and government grants	29	38
Insurance proceeds	17	25
Changes in operating assets and liabilities, net of asset acquisitions and dispositions:
Accounts receivable	(500)	(635)
Inventories	31	(48)
Accounts payable — trade	134	(84)
Compensation and benefits	(23)	(19)
Other current liabilities	(4)	(20)
Other assets and liabilities	(26)	(88)
Total Cash Flows from Operating Activities	(937)	(754)
Cash Flows from Investing Activities:
Capital expenditures	(271)	(276)
Asset dispositions (Note 3)	5	—
Government grants received	4	—
Increase in restricted cash	(23)	(21)
Other transactions	2	2
Total Cash Flows from Investing Activities	(283)	(295)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	30	57
Short term debt and overdrafts paid	(24)	(31)
Long term debt incurred	1,558	1,107
Long term debt paid	(78)	(783)
Common stock issued	2	—
Preferred stock dividends paid (Note 12)	(7)	(7)
Transactions with minority interests in subsidiaries	(4)	(3)
Debt related costs and other transactions	(15)	(14)
Total Cash Flows from Financing Activities	1,462	326
Effect of exchange rate changes on cash and cash equivalents	(137)	34
Net Change in Cash and Cash Equivalents	105	(689)
Cash and Cash Equivalents at Beginning of the Period	2,281	2,772
Cash and Cash Equivalents at End of the Period	$2,386	$2,083
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America ("US GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
We are a party to shareholder agreements concerning certain of our less-than-wholly-owned consolidated subsidiaries. Under the terms of certain of these agreements, the minority shareholders have the right to require us to purchase their ownership interests in the respective subsidiaries if there is a change in control of Goodyear, a bankruptcy of Goodyear, or other circumstances. Accordingly, we have reported the minority equity in those subsidiaries outside of shareholders’ equity.
Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2013.
Recently Issued Accounting Standards
In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity. The update also requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued an accounting standards update requiring an entity to record obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.
In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We assess goodwill and intangible assets with indefinite useful lives for impairment annually as of July 31. The adoption of this standards update will not have an impact on our consolidated financial statements.
Recently Adopted Accounting Standards
Effective January 1, 2013, we adopted an accounting standards update with new guidance on the presentation of reclassifications from accumulated other comprehensive loss to net income. This standard requires an entity to present reclassifications from accumulated other comprehensive loss to net income either on the face of the statements or in the notes to the consolidated financial statements. Accordingly, we have presented such reclassifications in Note 14, Reclassifications Out Of Accumulated Other Comprehensive Loss, to the consolidated financial statements.
Effective January 1, 2013, we adopted accounting standards updates with new guidance on disclosures related to financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement and have expanded our disclosure to discuss amounts eligible for offsetting under our master netting agreements.

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

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. The net rationalization charges included in Income before Income Taxes are as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
New charges	$10	$16
Reversals	(3)	(1)
	$7	$15

The following table shows the roll forward of our liability between periods:

	Associate-	Other
(In millions)	Related Costs	Costs	Total
Balance at December 31, 2012	$229	$23	$252
2013 Charges	3	7	10
Incurred	(24)	(7)	(31)
Reversed to the statements of operations	(3)	—	(3)
Balance at March 31, 2013	$205	$23	$228

During the first quarter of 2013, net rationalization charges of $7 million were recorded. New charges of $10 million related to plans initiated in prior years and consisted of $3 million of associate severance and other related costs and $7 million of other exit and non-cancelable lease costs. Substantially all of the new charges relate to future cash outflows. The net charges in 2013 also included the reversal of $3 million of charges for actions no longer needed for their originally intended purposes. Approximately 100 associates have been released during the quarter ended March 31, 2013. In total, approximately 1,700 associates remain to be released under prior year rationalization plans, including approximately 1,200 associates related to the announced plan to exit the farm tire business and close one of our facilities in Amiens, France.
In the first quarter of 2013, $24 million was incurred for associate severance and other related payments and $7 million was incurred for other exit and non-cancelable lease costs. Foreign currency translation of $6 million, also reducing the reserve balance, was included in incurred associate-related costs.
The accrual balance of $228 million at March 31, 2013 consists of $205 million for associate severance costs that are expected to be substantially utilized within the next 12 months and $23 million primarily for other exit and non-cancelable lease costs. At March 31, 2013, $166 million of the accrual balance relates to plans associated with the announced closure of one of our facilities in Amiens, France.
Accelerated depreciation charges of $5 million were recorded in cost of goods sold (“CGS”) in the first quarter of 2013 related primarily to property and equipment in one of our facilities in Amiens, France.
During the first quarter of 2012, net rationalization charges of $15 million were recorded. New charges of $16 million were comprised of $7 million for plans initiated in 2012, consisting of associate severance costs, and $9 million for plans initiated in prior years, consisting of $1 million of associate severance costs and $8 million of other exit and non-cancelable lease costs, primarily related to the July 2011 closure of our Union City, Tennessee manufacturing facility. Substantially all of these charges related to future cash outflows. The net charges in 2012 also included the reversal of $1 million of charges for actions no longer needed for their originally intended purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accelerated depreciation charges of $2 million were recorded in CGS in the first quarter of 2012, and were primarily related to property and equipment in our Dalian, China manufacturing facility.

NOTE 3. OTHER EXPENSE

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2013	2012
Net foreign currency exchange losses	$123	$11
Financing fees and financial instruments	13	95
Royalty income	(10)	(9)
Interest income	(5)	(4)
General and product liability — discontinued products	3	2
Net losses (gains) on asset sales	2	(4)
Miscellaneous	—	1
	$126	$92

Net foreign currency exchange losses were $123 million in the first quarter of 2013, compared to $11 million in the first quarter of 2012. Losses in 2013 included a net loss of $115 million resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
The $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, was primarily related to cash deposits in Venezuela that were remeasured at the official exchange rate of 6.3 bolivares fuertes per U.S. dollar. We also recorded a one-time subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official subsidy exchange rate of 4.3 bolivares fuertes per U.S. dollar applicable to certain import purchases prior to the devaluation date. A portion of this subsidy will reduce cost of goods sold in future periods when the related inventory is sold.
Financing fees were $13 million in the first three months of 2013, compared to $95 million in the first three months of 2012. Financing fees in the first three months of 2012 included $86 million related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. Financing fees and financial instruments also include the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
Royalty income is derived primarily from licensing arrangements related to divested businesses. Interest income consists primarily of amounts earned on cash deposits.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.

NOTE 4. INCOME TAXES
In the first quarter of 2013, we recorded tax expense of $19 million on income before income taxes of $50 million. Income tax expense was favorably impacted by $12 million due primarily to recently enacted tax law changes.
In the first quarter of 2012, we recorded tax expense of $48 million on income before income taxes of $56 million. Income tax expense was unfavorably impacted by $3 million due primarily to the settlement of prior tax years.
We record taxes based on overall estimated annual effective tax rates. In addition to the discrete items noted above, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal, State and certain foreign jurisdictions' deferred tax assets.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At January 1, 2013, we had unrecognized tax benefits of $82 million that if recognized, would have a favorable impact on our tax expense of $70 million. We had accrued interest of $20 million as of January 1, 2013. If not favorably settled, $24 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. It is reasonably possible that our total amount of unrecognized tax benefits may change during the next 12 months. However, we do not expect these changes to have a significant impact on our financial position or results of operations.
Generally, years from 2006 onward are still open to examination by foreign taxing authorities, including in Germany. In the United States, we are open to examination for 2012.

NOTE 5. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2013	2012
Earnings (loss) per share — basic:
Goodyear net income (loss)	$33	$(4)
Less: Preferred stock dividends	7	7
Goodyear net income (loss) available to common shareholders	$26	$(11)
Weighted average shares outstanding	245	244
Earnings (loss) per common share — basic	$0.10	$(0.05)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$33	$(4)
Less: Preferred stock dividends	7	7
Goodyear net income (loss) available to common shareholders	$26	$(11)
Weighted average shares outstanding	245	244
Dilutive effect of stock options and other dilutive securities	3	—
Weighted average shares outstanding — diluted	248	244
Earnings (loss) per common share — diluted	$0.10	$(0.05)

Weighted average shares outstanding - diluted for the three months ended March 31, 2013 and 2012 excludes the effect of approximately 34 million equivalent shares related to the mandatory convertible preferred stock as their inclusion would have been anti-dilutive. In addition, Goodyear net income used to compute earnings per common share - diluted for the three months ended March 31, 2013 and 2012 is reduced by $7 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive.

Additionally, weighted average shares outstanding - diluted for the three months ended March 31, 2013 and 2012 excludes approximately 7 million and 11 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options). Weighted average shares outstanding - diluted for the three months ended March 31, 2012 excludes approximately 3 million equivalent shares related to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2013	2012
Sales:
North American Tire	$2,166	$2,497
Europe, Middle East and Africa Tire	1,607	1,938
Latin American Tire	513	521
Asia Pacific Tire	567	577
Net Sales	$4,853	$5,533
Segment Operating Income:
North American Tire	$127	$80
Europe, Middle East and Africa Tire	31	90
Latin American Tire	60	55
Asia Pacific Tire	84	67
Total Segment Operating Income	302	292
Less:
Rationalizations	7	15
Interest expense	85	101
Other expense	126	92
Asset write-offs and accelerated depreciation	5	2
Corporate incentive compensation plans	10	7
Intercompany profit elimination	3	10
Retained expenses of divested operations	4	4
Other	12	5
Income before Income Taxes	$50	$56

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note 3, Other Expense, and asset write-offs and accelerated depreciation are not (credited) charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Rationalizations:
North American Tire	$2	$6
Europe, Middle East and Africa Tire	3	5
Latin American Tire	—	2
Asia Pacific Tire	2	2
Total Segment Rationalizations	7	15

Net (Gains) Losses on Asset Sales:
North American Tire	$1	$(2)
Europe, Middle East and Africa Tire	2	(1)
Latin American Tire	(1)	—
Total Segment Asset Sales	2	(3)
Corporate	—	(1)
	$2	$(4)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa Tire	$5	$—
Asia Pacific Tire	—	2
Total Segment Asset Write-offs and Accelerated Depreciation	$5	$2

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2013, we had total credit arrangements of $9,204 million, of which $2,289 million were unused. At that date, 38% of our debt was at variable interest rates averaging 5.46%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2013, we had short term committed and uncommitted credit arrangements totaling $527 million, of which $420 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2013	2012
Notes payable and overdrafts	$107	$102
Weighted average interest rate	4.24%	4.29%
Long term debt and capital leases due within one year
Other domestic and international debt (including capital leases)	$167	$96
Weighted average interest rate	6.45%	6.88%
Total obligations due within one year	$274	$198

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2013, we had long term credit arrangements totaling $8,677 million, of which $1,869 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2013		December 31, 2012
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$321		$330
8.25% due 2020	995		994
8.75% due 2020	266		266
6.5% due 2021	900		—
7% due 2022	700		700
7% due 2028	149		149
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,194	4.75%	1,194	4.75%
€400 million revolving credit facility due 2016	256	2.62%	—	—
Pan-European accounts receivable facility due 2015	186	2.97%	192	3.00%
Chinese credit facilities	505	5.71%	471	6.38%
Other domestic and international debt(1)	933	8.19%	630	8.40%
	6,405		4,926
Capital lease obligations	69		58
	6,474		4,984
Less portion due within one year	(167)		(96)
	$6,307		$4,888
________________________________

(1)
Interest rates are weighted average interest rates related to various international credit facilities with customary terms and conditions and the Global and North American Tire Headquarters financing liability described below.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES
$900 million 6.5% Senior Notes due 2021
On February 25, 2013, we issued $900 million aggregate principal amount of 6.5% senior notes due 2021. These notes were sold at 100% of the principal amount and will mature on March 1, 2021. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time on or after March 1, 2016 at a redemption price of 104.875%, 103.25%, 101.625% and 100% during the 12-month periods commencing on March 1, 2016, 2017, 2018 and 2019 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to March 1, 2016, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to March 1, 2016, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 106.5% of the principal amount plus accrued and unpaid interest to the redemption date.
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
CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Amounts drawn under this facility will bear interest at LIBOR plus 150 basis points.
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2013, our borrowing base, and therefore our availability, under this facility was $480 million below the facility's stated amount of $2.0 billion.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our consolidated financial condition since December 31, 2011. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
At March 31, 2013 and December 31, 2012, we had no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $394 million at March 31, 2013 and $407 million at December 31, 2012.
$1.2 billion Amended and Restated Second Lien Term Loan Facility due 2019
Our obligations under our amended and restated second lien term loan facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. This facility may be increased by up to $300 million at our request, subject to the consent of the lenders making such additional term loans. The term loan bears interest at LIBOR plus 375 basis points, subject to a minimum LIBOR rate of 100 basis points.
At March 31, 2013 and December 31, 2012, this facility was fully drawn.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

€400 million Amended and Restated Senior Secured European Revolving Credit Facility due 2016
Our amended and restated €400 million European revolving credit facility consists of (i) a €100 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (the “German borrower”) and (ii) a €300 million all-borrower tranche that is available to Goodyear Dunlop Tires Europe B.V. (“GDTE"), the German borrower and certain of GDTE's other subsidiaries. Up to €50 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 250 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 250 basis points for loans denominated in euros.
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
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in either our or GDTE's consolidated financial condition since December 31, 2010. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
At March 31, 2013, there were no borrowings outstanding under the German tranche and $256 million (€200 million) outstanding under the all-borrower tranche. At December 31, 2012, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $10 million (€7 million) at March 31, 2013 and December 31, 2012.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2013, the amounts available and utilized under this program totaled $333 million (€260 million) and $186 million (€145 million), respectively. At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program. At March 31, 2013, the amounts available and utilized under this program were $67 million. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2012 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2013, the gross amount of receivables sold was $222 million, compared to $243 million at December 31, 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At March 31, 2013, these non-revolving credit facilities had total unused availability of 154 million renminbi ($25 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. Borrowings outstanding under these facilities were $505 million and $471 million at March 31, 2013 and December 31, 2012, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. At March 31, 2013, restricted cash of $24 million was related to funds obtained under these credit facilities. At December 31, 2012, there was no restricted cash related to funds obtained under these credit facilities.
OTHER DOMESTIC DEBT
Global and North American Tire Headquarters
We entered into agreements for the construction of a new Global and North American Tire Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. In addition, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we recorded a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheets as costs were incurred during the construction period. The total financing liability is expected to be approximately $150 million of which $140 million has been recorded in Long Term Debt and Capital Leases at March 31, 2013. Completion of construction and the first payments under the leases will occur in the second quarter of 2013.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2013	2012
Fair Values — asset (liability):
Accounts receivable	$16	$2
Other current liabilities	(10)	(24)

At March 31, 2013 and December 31, 2012, these outstanding foreign currency derivatives had notional amounts of $1,276 million and $1,289 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction gains of $20 million and net transaction losses of $24 million for the three months ended March 31, 2013 and March 31, 2012, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2013	2012
Fair Values — asset (liability):
Accounts receivable	$2	$—
Other current liabilities	(1)	(5)

At March 31, 2013 and December 31, 2012, these outstanding foreign currency derivatives had notional amounts of $127 million and $138 million, respectively, and primarily related to intercompany transactions.

We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2013	2012
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(4)	$8
Amount of deferred (gain) loss reclassified from AOCL into CGS	—	(1)

The estimated net amount of the deferred losses on March 31, 2013 that is expected to be reclassified to earnings within the next twelve months is $1 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Investments	$62	$45	$62	$45	$—	$—	$—	$—
Foreign Exchange Contracts	18	2	—	—	18	2	—	—
Total Assets at Fair Value	$80	$47	$62	$45	$18	$2	$—	$—

Liabilities:
Foreign Exchange Contracts	$11	$29	$—	$—	$11	$29	$—	$—
Other	2	3	—	—	2	3	—	—
Total Liabilities at Fair Value	$13	$32	$—	$—	$13	$32	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2013 and December 31, 2012. The fair value was estimated using quoted market prices.

	March 31,	December 31,
(In millions)	2013	2012
Fixed Rate Debt:
Carrying amount — liability	$3,945	$3,128
Fair value — liability	4,184	3,378

Variable Rate Debt:
Carrying amount — liability	$2,460	$1,798
Fair value — liability	2,431	1,808

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2013	2012
Service cost — benefits earned during the period	$11	$10
Interest cost on projected benefit obligation	61	66
Expected return on plan assets	(84)	(75)
Amortization of: — prior service cost	4	6
— net losses	53	46
Total defined benefit pension cost	$45	$53

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2013	2012
Service cost — benefits earned during the period	$10	$8
Interest cost on projected benefit obligation	33	35
Expected return on plan assets	(28)	(30)
Amortization of: — prior service cost	—	—
— net losses	16	12
Total defined benefit pension cost	$31	$25

During the first quarter of 2013, we made $34 million of required contributions and $834 million of discretionary contributions to fully fund our frozen U.S. pension plans. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. As a result of the asset allocation change, we were required to remeasure the benefit obligations and assets of the affected plans at February 28, 2013, which resulted in a reduction to net actuarial losses included in Accumulated Other Comprehensive Loss of $93 million. The weighted average discount rate used to measure the benefit obligations of the frozen U.S. pension plans at February 28, 2013 was 3.82% as compared to 3.61% at December 31, 2012. As a result of the change in target asset allocation for the frozen U.S. pension plans, the expected long term return on plan assets for these plans is 4.75% as of March 1, 2013. At February 28, 2013, these frozen U.S. pension plans had assets of $2,072 million.
In addition to the $834 million of discretionary contributions to our frozen U.S. pension plans in the first quarter of 2013, we expect to contribute approximately $275 million to $325 million to our funded U.S. and non-U.S. pension plans in 2013. For the three months ended March 31, 2013, we contributed $868 million and $30 million to our U.S. and non-U.S. plans, respectively.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2013 and 2012 was $26 million and $27 million, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit (credit) cost for the three months ended March 31, 2013 and 2012 was $(2) million and $3 million, respectively.
During the third quarter of 2012, we announced changes to our U.S. and Canadian salaried other postretirement benefit plans, effective January 1, 2013. The changes consisted primarily of eliminating coverage for participants who are or become at least age 65 and eligible for government subsidized programs and reduced our U.S. other postretirement benefit obligation by $56 million and our Canadian other postretirement benefit obligation by $18 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 2.0 million stock options and 0.2 million performance share units during the three months ended March 31, 2013 under our 2008 Performance Plan. Unless earlier terminated, the 2008 Performance Plan will expire on April 8, 2018. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the three months ended March 31, 2013 were $12.98 and $5.97, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 1.04%
Volatility: 46.87%
Dividend yield: Nil
We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $13.65 for grants made during the three months ended March 31, 2013.
We recognized stock-based compensation expense of $2 million and $1 million during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $33 million and is expected to be recognized over the remaining vesting period of the respective grants, through February 2017.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $43 million at both March 31, 2013 and December 31, 2012, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million were included in Other Current Liabilities at both March 31, 2013 and December 31, 2012. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $309 million and $307 million for anticipated costs related to workers’ compensation at March 31, 2013 and December 31, 2012, respectively. Of these amounts, $74 million and $57 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2013 and December 31, 2012, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2013 and December 31, 2012, the liability was discounted using a risk-free rate of return. At March 31, 2013, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $40 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Product Liability and Other Litigation
We have recorded liabilities totaling $302 million and $298 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, presently asserted against us at March 31, 2013 and December 31, 2012, respectively. Of these amounts, $41 million and $40 million were included in Other Current Liabilities at March 31, 2013 and December 31, 2012, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2013, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 106,000 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $412 million through March 31, 2013 and $407 million through December 31, 2012.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2013	December 31, 2012
Pending claims, beginning of period	73,200	78,500
New claims filed	700	2,200
Claims settled/dismissed	(400)	(7,500)
Pending claims, end of period	73,500	73,200
Payments (1)	$5	$18
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $138 million and $139 million at March 31, 2013 and December 31, 2012, respectively.
We recorded a receivable related to asbestos claims of $74 million and $73 million as of March 31, 2013 and December 31, 2012, respectively. We expect that approximately 50% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million was included in Current Assets as part of Accounts Receivable at March 31, 2013 and December 31, 2012. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at March 31, 2013, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis pursuant to a coverage-in-place agreement.
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
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $46 million). We received similar assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to other suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $43 million). We have filed responses contesting all of the assessments and are defending these matters. In the event we are unsuccessful in defending one or more of these assessments, our results of operations could be materially affected.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees written and other commitments totaling approximately $28 million at March 31, 2013, compared to $45 million at December 31, 2012, primarily related to our obligations in connection with the financing of the construction of our new Global and North American Tire Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 12. MANDATORY CONVERTIBLE PREFERRED STOCK
At March 31, 2013, 10,000,000 shares of our 5.875% mandatory convertible preferred stock, without par value, were outstanding. Quarterly dividends on each share of the mandatory convertible preferred stock will accrue at a rate of 5.875% per year on the initial liquidation preference of $50.00 per share. Dividends will accrue and accumulate from the date of issuance and, to the extent that we are legally permitted to pay a dividend and the Board of Directors declares a dividend payable, we will pay dividends in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2011 and ending on April 1, 2014.
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
In the first quarter of 2013, we paid cash dividends of $7 million on our mandatory convertible preferred stock. On February 28, 2013, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on April 1, 2013 to stockholders of record as of the close of business of March 15, 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the three months ended March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$370	$255	$625	$749	$268	$1,017
Comprehensive income (loss):
Net income (loss)	33	6	39	(4)	8	4
Foreign currency translation (net of tax of $0 in 2013 and $0 in 2012)	(40)	(2)	(42)	73	13	86
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2013 and $0 in 2012)	1	—	1	—	—	—
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $4 in 2013 and $2 in 2012)	59	—	59	53	—	53
Decrease (increase) in net actuarial losses (net of tax of $0 in 2013 and $0 in 2012)	96	—	96	(1)	—	(1)
Deferred derivative gains (losses) (net of tax of $0 in 2013 and $0 in 2012)	3	—	3	(5)	—	(5)
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2013 and $0 in 2012)	—	—	—	(1)	—	(1)
Unrealized investment gains (net of tax of $0 in 2013 and $0 in 2012)	17	—	17	5	—	5
Other comprehensive income (loss)	136	(2)	134	124	13	137
Total comprehensive income (loss)	169	4	173	120	21	141
Purchase of subsidiary shares from minority interest	(2)	(2)	(4)	—	—	—
Dividends declared to minority shareholders	—	(2)	(2)	—	(1)	(1)
Stock-based compensation plans (Note 10)	4	—	4	2	—	2
Preferred stock dividends declared	(7)	—	(7)	(7)	—	(7)
Common stock issued from treasury	2	—	2	—	—	—
Other	—	(4)	(4)	(1)	—	(1)
Balance at end of period	$536	$251	$787	$863	$288	$1,151

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Balance at beginning of period	$534	$607
Comprehensive income (loss):
Net income (loss)	(8)	4
Foreign currency translation, net of tax of $0 in 2013 ($0 in 2012)	(15)	17
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 in 2013 ($0 in 2012)	2	2
Decrease (increase) in net actuarial losses, net of tax of $0 in 2013 ($0 in 2012)	1	(1)
Deferred derivative gains (losses), net of tax of $0 in 2013 ($0 in 2012)	1	(3)
Other comprehensive income (loss)	(11)	15
Total comprehensive income (loss)	(19)	19
Balance at end of period	$515	$626

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the three months ended March 31, 2013:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at beginning of period	$(538)	$(4,044)	$(4)	$26	$(4,560)
Other comprehensive income (loss) before reclassifications	(40)	96	3	17	76
Amounts reclassified from accumulated other comprehensive loss	1	59	—	—	60
Balance at end of period	$(577)	$(3,889)	$(1)	$43	$(4,424)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2013:

(In millions) (Income) Expense	Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from AOCL
Foreign Currency Translation Adjustment	Other Expense (net of tax of $0 and minority shareholders' equity of $0)	$1

Unrecognized Net Actuarial Losses and Prior Service Costs
Amortization of prior service cost and unrecognized gains and losses	Total benefit cost (net of tax of $4 and minority shareholders' equity of $2)	59

Total reclassifications	Net of tax and Minority Shareholders' Equity	$60

Amortization of prior service cost and unrecognized gains and losses are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 9, Pension, Savings and Other Postretirement Benefit Plans in this Form 10-Q and No. 16, Pension, Other Postretirement Benefits and Savings Plans, in our 2012 Form 10-K.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed our obligations under the $1.0 billion outstanding principal amount of 8.25% senior notes due 2020, the $282 million outstanding principal amount of 8.75% notes due 2020, the $900 million outstanding principal amount of 6.5% senior notes due 2021, and the $700 million outstanding principal amount of 7% senior notes due 2022 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

(i)	The Goodyear Tire & Rubber Company (the “Parent Company”), the issuer of the guaranteed obligations;

(ii)	Guarantor Subsidiaries, on a combined basis, as specified in the indentures related to Goodyear’s obligations under the notes;

(iii)	Non-guarantor Subsidiaries, on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries, (b) eliminate the investments in our subsidiaries, and (c) record consolidating entries; and

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
During the first quarter of 2013, we revised the presentation of eliminations of certain intercompany transactions solely between Non-guarantor Subsidiaries within the condensed consolidating balance sheet as of December 31, 2012 and within the consolidating statements of operations for the three months ended March 31, 2012. The revision did not impact the presentation of amounts in previously issued consolidating financial statements for the Parent Company or Guarantor Subsidiaries columns, nor did it impact amounts previously reported in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets.
Certain eliminations solely between Non-guarantor Subsidiaries that were previously presented within the Consolidating entries and eliminations column are now presented within the Non-guarantor Subsidiaries column. Under the prior presentation, the Non-guarantor Subsidiaries column in the consolidating statement of operations was $2,597 million higher for both net sales and cost of goods sold and was $37 million higher for both interest expense and other (income) expense, and the Non-guarantor Subsidiaries column in the condensed consolidating balance sheet was $4,576 million higher for both investments in subsidiaries and Goodyear shareholders' equity, with corresponding offsetting adjustments presented on the same line items in the Consolidating entries and eliminations column. We do not consider these changes in presentation to be material to any previously issued financial statements as the purpose of this footnote is to provide our noteholders with visibility into the entities that provide guarantees in support of the notes, which is disclosed in the Parent Company and Guarantor Subsidiaries columns and are not affected by the revisions described above.
Additionally, to conform to revisions in presentation made in the fourth quarter of 2012, certain intercompany loans for the three months ended March 31, 2012, previously reported as cash flows from operating activities in the Parent Company and Non-guarantor Subsidiaries columns within the condensed consolidating statement of cash flows have been revised to be reported as investing and financing activities. Under the revised presentation, operating, investing and financing cash flows for the Parent Company increased (decreased) by $(50) million, $(11) million and $61 million, respectively; operating, investing and financing cash flows for Non-guarantor Subsidiaries increased (decreased) by $50 million, $(42) million and $(8) million, respectively; and amounts presented in the eliminations column for investing and financing cash flows increased (decreased) by $53 million and $(53) million, respectively. This revision did not impact amounts previously reported in the Company's Consolidated Statement of Cash Flows.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company will revise prior period condensed consolidating financial statements to reflect the revisions discussed above as such financial statements are included in future reports.

	Condensed Consolidating Balance Sheet
	March 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,084	$67	$1,235	$—	$2,386
Accounts Receivable	903	213	1,905	—	3,021
Accounts Receivable From Affiliates	—	780	—	(780)	—
Inventories	1,231	180	1,846	(89)	3,168
Prepaid Expenses and Other Current Assets	72	10	376	9	467
Total Current Assets	3,290	1,250	5,362	(860)	9,042
Goodwill	—	25	501	121	647
Intangible Assets	110	1	28	—	139
Deferred Income Taxes	—	47	133	15	195
Other Assets	268	66	200	—	534
Investments in Subsidiaries	4,026	271	—	(4,297)	—
Property, Plant and Equipment	2,246	143	4,534	(22)	6,901
Total Assets	$9,940	$1,803	$10,758	$(5,043)	$17,458
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$795	$223	$2,200	$—	$3,218
Accounts Payable to Affiliates	675	—	105	(780)	—
Compensation and Benefits	350	31	306	—	687
Other Current Liabilities	316	54	798	(12)	1,156
Notes Payable and Overdrafts	—	—	107	—	107
Long Term Debt and Capital Leases Due Within One Year	9	—	158	—	167
Total Current Liabilities	2,145	308	3,674	(792)	5,335
Long Term Debt and Capital Leases	4,370	—	1,937	—	6,307
Compensation and Benefits	2,029	189	1,021	—	3,239
Deferred and Other Noncurrent Income Taxes	41	11	217	(8)	261
Other Long Term Liabilities	819	32	163	—	1,014
Total Liabilities	9,404	540	7,012	(800)	16,156
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	314	201	515
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	246	319	995	(1,314)	246
Other Equity	(210)	944	2,186	(3,130)	(210)
Goodyear Shareholders’ Equity	536	1,263	3,181	(4,444)	536
Minority Shareholders’ Equity — Nonredeemable	—	—	251	—	251
Total Shareholders’ Equity	536	1,263	3,432	(4,444)	787
Total Liabilities and Shareholders’ Equity	$9,940	$1,803	$10,758	$(5,043)	$17,458

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$802	$68	$1,411	$—	$2,281
Accounts Receivable	905	212	1,446	—	2,563
Accounts Receivable From Affiliates	—	668	—	(668)	—
Inventories	1,263	176	1,893	(82)	3,250
Prepaid Expenses and Other Current Assets	64	10	321	9	404
Total Current Assets	3,034	1,134	5,071	(741)	8,498
Goodwill	—	25	516	123	664
Intangible Assets	110	1	29	—	140
Deferred Income Taxes	—	56	130	—	186
Other Assets	240	61	228	—	529
Investments in Subsidiaries	3,986	299	—	(4,285)	—
Property, Plant and Equipment	2,260	151	4,565	(20)	6,956
Total Assets	$9,630	$1,727	$10,539	$(4,923)	$16,973
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$779	$214	$2,230	$—	$3,223
Accounts Payable to Affiliates	485	—	183	(668)	—
Compensation and Benefits	384	31	304	—	719
Other Current Liabilities	350	32	808	(8)	1,182
Notes Payable and Overdrafts	—	—	102	—	102
Long Term Debt and Capital Leases Due Within One Year	9	—	87	—	96
Total Current Liabilities	2,007	277	3,714	(676)	5,322
Long Term Debt and Capital Leases	3,462	—	1,426	—	4,888
Compensation and Benefits	2,941	195	1,204	—	4,340
Deferred and Other Noncurrent Income Taxes	41	6	219	(2)	264
Other Long Term Liabilities	809	32	159	—	1,000
Total Liabilities	9,260	510	6,722	(678)	15,814
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	327	207	534
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	245	339	993	(1,332)	245
Other Equity	(375)	878	2,242	(3,120)	(375)
Goodyear Shareholders’ Equity	370	1,217	3,235	(4,452)	370
Minority Shareholders’ Equity — Nonredeemable	—	—	255	—	255
Total Shareholders’ Equity	370	1,217	3,490	(4,452)	625
Total Liabilities and Shareholders’ Equity	$9,630	$1,727	$10,539	$(4,923)	$16,973

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended March 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,009	$671	$3,174	$(1,001)	$4,853
Cost of Goods Sold	1,735	588	2,668	(1,051)	3,940
Selling, Administrative and General Expense	215	41	390	(1)	645
Rationalizations	1	—	6	—	7
Interest Expense	70	7	24	(16)	85
Other (Income) Expense	(45)	(6)	107	70	126
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	33	41	(21)	(3)	50
United States and Foreign Taxes	(1)	32	8	(20)	19
Equity in Earnings of Subsidiaries	(1)	(4)	—	5	—
Net Income (Loss)	33	5	(29)	22	31
Less: Minority Shareholders’ Net Income (Loss)	—	—	(2)	—	(2)
Goodyear Net Income (Loss)	33	5	(27)	22	33
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$26	$5	$(27)	$22	$26
Comprehensive Income (Loss)	$169	$13	$(60)	$32	$154
Less: Comprehensive Loss Attributable to Minority Shareholders	—	—	(9)	(6)	(15)
Goodyear Comprehensive Income (Loss)	$169	$13	$(51)	$38	$169

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended March 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,287	$757	$3,707	$(1,218)	$5,533
Cost of Goods Sold	2,051	694	3,135	(1,273)	4,607
Selling, Administrative and General Expense	201	47	413	1	662
Rationalizations	6	—	9	—	15
Interest Expense	66	4	44	(13)	101
Other (Income) Expense	20	(8)	8	72	92
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(57)	20	98	(5)	56
United States and Foreign Taxes	9	7	30	2	48
Equity in Earnings of Subsidiaries	62	(3)	—	(59)	—
Net Income (Loss)	(4)	10	68	(66)	8
Less: Minority Shareholders’ Net Income (Loss)	—	—	12	—	12
Goodyear Net Income (Loss)	(4)	10	56	(66)	(4)
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$(11)	$10	$56	$(66)	$(11)
Comprehensive Income (Loss)	$120	$17	$155	$(132)	$160
Less: Comprehensive Income Attributable to Minority Shareholders	—	—	34	6	40
Goodyear Comprehensive Income (Loss)	$120	$17	$121	$(138)	$120

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(597)	$(2)	$(334)	$(4)	$(937)
Cash Flows from Investing Activities:
Capital expenditures	(75)	(5)	(192)	1	(271)
Asset dispositions	—	—	5	—	5
Government grants received	—	—	4	—	4
Increase in restricted cash	—	—	(23)	—	(23)
Capital contributions and loans incurred	—	—	(170)	170	—
Capital redemptions and loans paid	208	—	203	(411)	—
Other transactions	—	—	2	—	2
Total Cash Flows from Investing Activities	133	(5)	(171)	(240)	(283)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	8	118	(96)	30
Short term debt and overdrafts paid	(96)	—	(24)	96	(24)
Long term debt incurred	900	—	658	—	1,558
Long term debt paid	(5)	—	(73)	—	(78)
Common stock issued	2	—	—	—	2
Preferred stock dividends paid	(7)	—	—	—	(7)
Capital contributions and loans incurred	170	—	—	(170)	—
Capital redemptions and loans paid	(203)	—	(208)	411	—
Intercompany dividends paid	—	—	(3)	3	—
Transactions with minority interests in subsidiaries	—	—	(4)	—	(4)
Debt related costs and other transactions	(15)	—	—	—	(15)
Total Cash Flows from Financing Activities	746	8	464	244	1,462
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(135)	—	(137)
Net Change in Cash and Cash Equivalents	282	(1)	(176)	—	105
Cash and Cash Equivalents at Beginning of the Period	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Period	$1,084	$67	$1,235	$—	$2,386

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(209)	$(18)	$(523)	$(4)	$(754)
Cash Flows from Investing Activities:
Capital expenditures	(73)	(5)	(198)	—	(276)
Increase in restricted cash	(1)	—	(20)	—	(21)
Capital contributions and loans incurred	(30)	—	(50)	80	—
Capital redemptions and loans paid	19	—	—	(19)	—
Other transactions	4	—	(2)	—	2
Total Cash Flows from Investing Activities	(81)	(5)	(270)	61	(295)
Cash Flows from Financing Activities:
Short term debt and overdrafts incurred	—	—	57	—	57
Short term debt and overdrafts paid	—	—	(31)	—	(31)
Long term debt incurred	700	—	407	—	1,107
Long term debt paid	(653)	—	(130)	—	(783)
Preferred stock dividends paid	(7)	—	—	—	(7)
Capital contributions and loans incurred	50	—	30	(80)	—
Capital redemptions and loans paid	—	—	(19)	19	—
Intercompany dividends paid	—	—	(4)	4	—
Transactions with minority interests in subsidiaries	—	—	(3)	—	(3)
Debt related costs and other transactions	(14)	—	—	—	(14)
Total Cash Flows from Financing Activities	76	—	307	(57)	326
Effect of exchange rate changes on cash and cash equivalents	—	1	33	—	34
Net Change in Cash and Cash Equivalents	(214)	(22)	(453)	—	(689)
Cash and Cash Equivalents at Beginning of the Period	916	112	1,744	—	2,772
Cash and Cash Equivalents at End of the Period	$702	$90	$1,291	$—	$2,083

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
In the first quarter of 2013, we continued to experience weak industry conditions, as the economic recovery in developed markets was impacted by uncertainty surrounding debt and other fiscal policy issues in Europe and the United States and by continued high levels of unemployment, which had a negative impact on overall economic conditions and customer and consumer confidence. Our tire unit shipments in the first quarter of 2013 decreased 8.1% compared to the first quarter of 2012, primarily as a result of continued weakness in Europe.
In spite of the macroeconomic and industry-specific challenges we faced, we increased our total segment operating income and our segment operating income in North American Tire, Asia Pacific Tire and Latin American Tire in the first quarter of 2013 compared to the first quarter of 2012. In the first quarter of 2013, we realized approximately $99 million of cost savings, including raw materials cost saving measures of approximately $57 million.
During the first quarter of 2013, we completed the sale of our $900 million 6.5% senior notes due 2021, generating net proceeds of approximately $885 million after underwriting discounts, commissions and offering costs. We used substantially all of the net proceeds from the sale of those notes to fund contributions to our frozen U.S. pension plans. Following those contributions, the Company shifted the target asset allocation of those plans to a portfolio of fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. The Company expects these actions will reduce its pension contributions by approximately $125 million annually beginning in 2014 and expects no change to its previous expectation of 2013 pension expense in the range of $275 million to $325 million. See “Liquidity and Capital Resources” for additional information.
Net sales were $4,853 million in the first quarter of 2013, compared to $5,533 million in the first quarter of 2012. Net sales decreased due to lower tire volumes, primarily in EMEA, lower sales in other tire-related businesses, primarily sales of chemical products in North American Tire, and unfavorable foreign currency translation, primarily in Latin American Tire.
In the first quarter of 2013, Goodyear net income was $33 million, compared to Goodyear net loss of $4 million in the first quarter of 2012. In the first quarter of 2013, Goodyear net income available to common shareholders was $26 million, or $0.10 per share, compared to Goodyear net loss available to common shareholders of $11 million, or $0.05 per share, in the first quarter of 2012. Our total segment operating income for the first quarter of 2013 was $302 million, compared to segment operating income of $292 million in the first quarter of 2012. The $10 million increase in segment operating income was due primarily to a decline in raw material costs, including the effect of raw material cost saving measures, of $287 million, which more than offset the effect of lower price and product mix of $71 million, higher conversion costs of $110 million, lower tire volume of $60 million, and unfavorable foreign currency translation of $17 million. See "Results of Operations — Segment Information” for additional information.
At March 31, 2013, we had $2,386 million in Cash and cash equivalents as well as $2,289 million of unused availability under our various credit agreements, compared to $2,281 million and $2,949 million, respectively, at December 31, 2012. Cash and cash equivalents increased by $105 million from December 31, 2012 due primarily to borrowing in excess of cash needs for pension funding, working capital and capital expenditures.
We continue to expect long-term growth in the global tire industry, but at a slower pace near-term due primarily to continued economic weakness in Europe. For the full year of 2013 in North America, we expect consumer replacement to be flat, consumer original equipment to be up approximately 5%, and commercial replacement and original equipment to be flat. For the full year in Europe, we expect consumer replacement to be flat, consumer original equipment to be down approximately 5%, commercial replacement to be up approximately 5%, and commercial original equipment to be flat to up 5%. We now expect that our full-year tire unit volume for 2013 will be similar to 2012 as a result of weak industry conditions, especially in Europe.
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
We now expect to incur incremental unabsorbed fixed costs of approximately $25 million to $50 million in 2013. We also expect cost savings to more than offset general inflation in 2013.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2013 were $4,853 million, decreasing $680 million, or 12.3%, from $5,533 million in the first quarter of 2012. Goodyear net income was $33 million in the first quarter of 2013, compared to Goodyear net loss of $4 million in the first quarter of 2012. Goodyear net income available to common shareholders was $26 million, or $0.10 per share, in the first quarter of 2013, compared to Goodyear net loss available to common shareholders of $11 million, or $0.05 per share, in the first quarter of 2012.
Net sales decreased in the first quarter of 2013 due to lower tire volume of $364 million, primarily in EMEA, lower sales in other tire-related businesses of $178 million, primarily due to lower sales of chemical products in North American Tire, and unfavorable foreign currency translation of $115 million, primarily in Latin American Tire. Consumer and commercial net sales in the first quarter of 2013 were $2,680 million and $978 million, respectively. Consumer and commercial net sales in the first quarter of 2012 were $2,999 million and $1,090 million, respectively.
Worldwide tire unit sales in the first quarter of 2013 were 39.5 million units, decreasing 3.5 million units, or 8.1%, from 43.0 million units in the first quarter of 2012. Replacement tire volume decreased 3.0 million units, or 9.9%, primarily due to weak industry volumes in EMEA and North American Tire. OE tire volume decreased 0.5 million units, or 3.9%, primarily in EMEA due to economic weakness and uncertainty in the region and increased competition. Consumer and commercial tire unit sales in the first quarter of 2013 were 36.0 million and 3.0 million, respectively. Consumer and commercial tire unit sales in the first quarter of 2012 were 39.1 million and 3.3 million, respectively.
Cost of goods sold (“CGS”) in the first quarter of 2013 was $3,940 million, decreasing $667 million, or 14.5%, from $4,607 million in the first quarter of 2012. CGS decreased due to lower tire volume of $304 million, lower raw material costs of $287 million, lower costs in other tire-related businesses of $153 million, and favorable foreign currency translation of $86 million. These decreases were partially offset by increased conversion costs of $110 million and product mix-related manufacturing cost increases of $65 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of approximately $78 million due to lower production volume, primarily in North American Tire and EMEA. CGS in the first quarter of 2013 also included accelerated depreciation of $5 million ($4 million after-tax or $0.01 per share) related to the announced plan to close one of our facilities in Amiens, France, compared to $2 million ($2 million after-tax or $0.01 per share) in the 2012 period. CGS was 81.2% of sales in the first quarter of 2013, compared to 83.3% in the first quarter of 2012.
Selling, administrative and general expense (“SAG”) in the first quarter of 2013 was $645 million, decreasing $17 million, or 2.6%, from $662 million in the first quarter of 2012. The decrease in SAG was due primarily to favorable foreign currency translation of $12 million and savings from rationalizations plans of $7 million. SAG was 13.3% of sales in the first quarter of 2013, compared to 12.0% in the first quarter of 2012.
We recorded net rationalization charges of $7 million ($6 million after-tax or $0.02 per share) related to prior year plans in the first quarter of 2013. We recorded net rationalization charges of $15 million ($12 million after-tax or $0.05 per share) in the first quarter of 2012. Rationalization actions initiated in the first quarter of 2012 primarily consisted of SAG headcount reductions in EMEA and Latin American Tire.
Interest expense in the first quarter of 2013 was $85 million, decreasing $16 million, or 15.8%, from $101 million in the first quarter of 2012. Interest expense in the first quarter of 2012 included an adjustment of $13 million of expense to correct capitalized interest recorded in prior periods. The effect of higher average debt balances of $5,834 million in the first quarter of 2013 compared to $5,416 million in the first quarter of 2012 was more than offset by a decrease in average interest rates to 5.83% in the first quarter of 2013 from 6.35% in the first quarter of 2012.

Other Expense in the first quarter of 2013 was $126 million, increasing $34 million from $92 million in the first quarter of 2012. Net foreign currency exchange losses in 2013 included a net loss of $115 million ($92 million after-tax or $0.37 per share) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Financing fees were $13 million in the first quarter of 2013 compared to $95 million in the first quarter of 2012. Financing fees in the first quarter of 2012 included $86 million ($86 million after-tax or $0.35 per share) in financing fees related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million was a cash premium paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. Net losses on asset sales were $2 million ($2 million after-tax or $0.01 per share) in the first quarter of 2013 compared to net gains on asset sales of $4 million ($3 million after-tax or $0.01 per share) in the 2012 period.
Tax expense in the first quarter of 2013 was $19 million on income before income taxes of $50 million. Income tax expense was favorably impacted by $12 million ($12 million after minority interest or $0.05 per share) due primarily to the enactment of tax law changes. The American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, retroactively adopted certain taxpayer relief provisions, including a refundable alternative minimum tax provision that entitles us to a $7 million refund of our alternative minimum tax carryforwards in 2014, which we have recorded in the first quarter of 2013. In the first quarter of 2012, we recorded tax expense of $48 million on income before income taxes of $56 million. First quarter 2012 income tax expense was unfavorably impacted by $3 million ($3 million after minority interest or $0.01 per share) due primarily to the settlement of prior tax years. We record taxes based on overall estimated annual effective tax rates. In addition to the discrete items noted above, the difference between our effective tax rate and the U.S. statutory tax rate was primarily attributable to continuing to maintain a full valuation allowance against our net Federal, State and certain foreign jurisdictions' deferred tax assets.
Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. In certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all or a portion of, these valuation allowances within the next 12 months will exist. However, we do not expect these possible one-time tax benefits to have a significant impact on our financial position or results of operations. For further information, refer to the Note to the Consolidated Financial Statements No. 4, Income Taxes.
Minority shareholders’ net loss in the first quarter of 2013 was $2 million, compared to net income of $12 million in 2012. The decrease was due primarily to decreased earnings in our joint venture in Europe.

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
Total segment operating income in the first quarter of 2013 was $302 million, increasing $10 million from $292 million in the first quarter of 2012. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2013 was 6.2%, compared to 5.3% in the first quarter of 2012.
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
North American Tire

	Three Months Ended March 31,
				Percent
(In millions)	2013	2012	Change	Change
Tire Units	14.8	15.8	(1.0)	(6.4)%
Net Sales	$2,166	$2,497	$(331)	(13.3)%
Operating Income	127	80	47	58.8%
Operating Margin	5.9%	3.2%

North American Tire unit sales in the first quarter of 2013 decreased 1.0 million units, or 6.4%, to 14.8 million units. The decrease was due primarily to a reduction in replacement tire volume of 1.0 million units, or 9.0%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower end consumer products. OE tire volume remained flat.
Net sales in the first quarter of 2013 were $2,166 million, decreasing $331 million, or 13.3%, from $2,497 million in the first quarter of 2012. The decrease was due primarily to lower sales in our other tire-related businesses of $153 million, driven by a decrease in the price and volume of third-party sales of chemical products, lower tire volume of $105 million and lower price and product mix of $72 million driven by the impact of lower raw material costs on pricing.
Operating income in the first quarter of 2013 was $127 million, increasing $47 million, or 58.8%, from $80 million in the first quarter of 2012. The increase in operating income was due primarily to a decline in raw material costs of $163 million, which more than offset the effect of lower price and product mix of $47 million, and reduced SAG expenses of $3 million. Operating income was negatively impacted by increased conversion costs of $43 million, decreases in our other tire-related businesses of $18 million, driven by a decrease in the price and volume of third-party sales of chemical products, and lower tire volume of $13 million. Higher conversion costs were due primarily to $45 million of increased under-absorbed overhead costs resulting from lower production volumes. SAG expenses and conversion costs included net savings from rationalization plans of $4 million and $1 million, respectively.
Operating income in the first quarter of 2013 excluded net rationalization charges of $2 million and net losses on asset sales of $1 million. Operating income in the first quarter of 2012 excluded net rationalization charges of $6 million and net gains on asset sales of $2 million.

Europe, Middle East and Africa Tire

	Three Months Ended March 31,
				Percent
(In millions)	2013	2012	Change	Change
Tire Units	15.1	18.0	(2.9)	(16.1)%
Net Sales	$1,607	$1,938	$(331)	(17.1)%
Operating Income	31	90	(59)	(65.6)%
Operating Margin	1.9%	4.6%

Europe, Middle East and Africa Tire unit sales in the first quarter of 2013 decreased 2.9 million units, or 16.1%, to 15.1 million units. Replacement tire volume decreased 2.4 million units, or 17.7%, primarily in consumer replacement, due to economic weakness and uncertainty in the region which slowed retail demand, aggressive competition, and high trade inventory levels following weak dealer seasonal tire sales. OE tire volume decreased 0.5 million units, or 11.6%, due to economic weakness and uncertainty in the region and increased competition.
Net sales in the first quarter of 2013 were $1,607 million, decreasing $331 million, or 17.1%, from $1,938 million in the first quarter of 2012. Net sales decreased due primarily to lower tire volume of $291 million and unfavorable foreign currency translation of $38 million.
Operating income in the first quarter of 2013 was $31 million, decreasing $59 million, or 65.6%, from $90 million in the first quarter of 2012. Operating income decreased due primarily to lower tire volume of $55 million, higher conversion costs of $33 million and higher transportation costs of $7 million. These decreases were partially offset by a decline in raw material costs of $89 million, which more than offset the effect of lower price and product mix of $62 million, and a decrease in SAG expenses of $12 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead of $28 million on lower production volume.
Operating income in the first quarter of 2013 excluded a charge of $5 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, net rationalization charges of $3 million and a net loss on asset sales of $2 million. Operating income in the first quarter of 2012 excluded net rationalization charges of $5 million and net gains on asset sales of $1 million.
The announced exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities are expected to improve EMEA operating income by approximately $75 million annually, as compared to 2012 results, following the closure. As we remain early in the required consultation process, we are not able to currently estimate the timing of plan completion.

Latin American Tire

	Three Months Ended March 31,
				Percent
(In millions)	2013	2012	Change	Change
Tire Units	4.5	4.3	0.2	5.1%
Net Sales	$513	$521	$(8)	(1.5)%
Operating Income	60	55	5	9.1%
Operating Margin	11.7%	10.6%
Latin American Tire unit sales in the first quarter of 2013 increased 0.2 million units, or 5.1%, to 4.5 million units. Replacement tire volume increased 0.3 million units, or 10.5%, driven primarily by improved industry volumes. Replacement tire volume in the first quarter of 2012 included 0.2 million units from our bias truck tire business, that was sold in May 2012, in certain countries. OE tire volume decreased 0.1 million units, or 4.8%.
Net sales in the first quarter of 2013 were $513 million, decreasing $8 million, or 1.5%, from $521 million in the first quarter of 2012. Net sales decreased due primarily to unfavorable foreign currency translation of $62 million, mainly in Brazil and Venezuela, and the sale of the bias truck tire business of $33 million. These decreases were partially offset by improved price and product mix of $59 million, higher volume of $24 million, and higher sales by other tire-related businesses of $5 million.

Operating income in the first quarter of 2013 was $60 million, increasing $5 million, or 9.1%, from $55 million in the first quarter of 2012. Operating income increased due primarily to improved price and product mix of $45 million, lower raw material costs of $4 million, and higher tire volume of $6 million. These increases were partially offset by higher conversion costs of $33 million, unfavorable foreign currency translation of $11 million, lower profits on intersegment sales of $3 million, and higher SAG expenses of $2 million. The higher conversion costs were primarily driven by increased wages and benefits due to inflation and increased under-absorbed fixed overhead. SAG included savings from rationalization plans of $3 million.
Operating income in the first quarter of 2013 excluded net gains on asset sales of $1 million. In addition, a $115 million foreign currency exchange loss related to the devaluation of the Venezuelan bolivar fuerte is excluded from total company operating income in 2013. Operating income in the first quarter of 2012 excluded net rationalization charges of $2 million.
Goodyear Venezuela contributed a significant portion of Latin American Tire's sales and operating income in 2012 and 2013. The devaluation of the Venezuelan bolivar fuerte against the U.S. dollar in February 2013 and continuing economic uncertainty are expected to adversely impact Latin American Tire's current year segment operating income as compared to 2012. In the first quarter, the impact was a reduction in operating income of $16 million. For further information see “Note to the Consolidated Financial Statements No. 3, Other Expense,” and “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in this Form 10-Q and “Item 1. Business — Recent Developments — Venezuelan Currency Devaluation,” “Item 1A. Risk Factors,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in our 2012 Form 10-K.

Asia Pacific Tire

	Three Months Ended March 31,
				Percent
(In millions)	2013	2012	Change	Change
Tire Units	5.1	4.9	0.2	4.6%
Net Sales	$567	$577	$(10)	(1.7)%
Operating Income	84	67	17	25.4%
Operating Margin	14.8%	11.6%

Asia Pacific Tire unit sales in the first quarter of 2013 increased 0.2 million units, or 4.6%, to 5.1 million units. Replacement tire volume increased 0.1 million units, or 4.4%, and OE tire volume increased 0.1 million units, or 4.9%. The increase in unit volume was due primarily to growth in consumer industry volume throughout much of the region and recovery from the Thailand flooding in late 2011. Declines in consumer volume occurred primarily in Australia as a result of a continued weak retail environment.
Net sales in the first quarter of 2013 were $567 million, decreasing $10 million, or 1.7%, from $577 million in the first quarter of 2012. Net sales decreased due primarily to lower sales in other-tire-related businesses of $15 million, largely in our retail operations, unfavorable foreign currency translation of $14 million driven by the depreciation of the Indian rupee and Australian dollar and declines in price and product mix of $5 million. These decreases were partially offset by higher volumes of $23 million.
Operating income in the first quarter of 2013 was $84 million, increasing $17 million, or 25.4%, from $67 million in the first quarter of 2012. Operating income increased due primarily to a decline in raw material costs of $31 million, which more than offset the effect of lower price and product mix of $7 million, incremental insurance recoveries related to the fourth quarter 2011 Thailand flood of $4 million, and lower start-up expenses related to our new manufacturing facility in Pulandian, China of $3 million. These increases were partially offset by higher conversion costs of $4 million, lower income from other-tire related businesses of $3 million, unfavorable foreign currency translation of $3 million and higher SAG expenses of $2 million, primarily to support sales growth in China.
In the first quarter of 2013, on a consolidated basis, we recorded a $9 million net benefit ($6 million after-tax or $0.02 per share), which included $7 million in Asia Pacific Tire, due to insurance recoveries for the fourth quarter 2011 flood in Thailand.
In 2013, lower start-up expenses at our new manufacturing facility in Pulandian, China are anticipated to benefit Asia Pacific Tire's operating income by $20 million to $30 million as compared to 2012.
Operating income in the first quarter of 2013 excluded net rationalization charges of $2 million. Operating income in the first quarter of 2012 excluded net rationalization charges of $2 million and charges for accelerated depreciation of $2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
In the first quarter of 2013, we continued to experience weak industry conditions, as the economic recovery in developed markets was impacted by uncertainty surrounding debt and other fiscal policy issues in Europe and the United States and by continued high levels of unemployment, which had a negative impact on overall economic conditions and customer and consumer confidence.
We completed the sale of our $900 million 6.5% senior notes due 2021, generating net proceeds of approximately $885 million after underwriting discounts, commissions and offering costs, during the first quarter of 2013. We used substantially all of the net proceeds from the sale of those notes to fund contributions to our frozen U.S. pension plans.
At March 31, 2013, we had $2,386 million in Cash and cash equivalents, compared to $2,281 million at December 31, 2012. For the quarter ended March 31, 2013, net cash used by operating activities was $937 million due primarily to pension contributions and direct payments of $908 million. For the quarter ended March 31, 2013, net cash used by investing activities was $283 million and net cash provided by financing activities was $1,462 million. Capital expenditures of $271 million drove the use of cash for investing activities, while net borrowings of $1,486 million drove cash provided by financing activities.
At March 31, 2013, we had $2,289 million of unused availability under our various credit agreements, compared to $2,949 million at December 31, 2012. The table below presents unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2013	2012
First lien revolving credit facility	$1,126	$1,239
European revolving credit facility	247	519
Chinese credit facilities	25	57
Pan-European accounts receivable facility	147	156
Other domestic and international debt	324	531
Notes payable and overdrafts	420	447
	$2,289	$2,949
At March 31, 2013, our unused availability included $25 million which can only be used to finance the relocation and expansion of our manufacturing facility in China.
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
During the first quarter of 2013, we made $34 million of required contributions and $834 million of discretionary contributions to fully fund our frozen U.S. pension plans. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. As a result of the change in target asset allocation, we were required to remeasure the benefit obligations and assets of the affected plans at February 28, 2013. The weighted average discount rate used to measure the benefit obligations of the frozen U.S. pension plans at February 28, 2013 was 3.82% compared to 3.61% at December 31, 2012. As a result of the change in target asset allocation for the frozen U.S. pension plans, the annualized expected long term return on plan assets for these plans is 4.75% as of March 1, 2013.

The following table presents the updated sensitivity of our U.S. pension projected benefit obligation and annual expense as of the latest measurement date to the indicated increase/decrease in key assumptions:

(Dollars in millions)	Change	PBO	Annual Expense
Assumption:
Discount rate	+/- 0.5%	$397	$13
Expected return on assets	+/- 1.0%	N/A	47

Changes in general interest rates and corporate (AA or better) credit spreads impact the discount rate used to determine our U.S. pension liability. In the first quarter of 2013, substantially all of our U.S. pension plans entered into short term zero cost interest rate option strategies in order to significantly reduce the volatility of our U.S. pension plan funded status. Following this, as noted above, we fully funded our frozen U.S. pension plans and changed their target asset allocation to a portfolio of substantially all fixed income securities during the first quarter of 2013. If general interest rates were to decrease in parallel (i.e., across all maturities), the interest rate option strategies combined with the change in the asset allocation of the investment portfolio of our fully funded frozen plans would mitigate approximately 70% of the impact of the expected rise in our U.S. pension benefit obligation. If general interest rates were to increase in parallel, these actions would limit the benefit of higher interest rates on our U.S. pension benefit obligation to the extent those interest rates increase beyond specified levels. For example, a 0.50% increase in general interest rates would result in approximately a 40% offset to the expected decrease in the U.S. pension benefit obligation and 1.00% increase would result in approximately a 50% offset.
In the first quarter of 2013, we also entered into short term zero cost equity collars that cap upside benefits and limit downside risk on a portion of the pension plans' U.S. equity portfolio. These agreements initially covered 75% of our equity position and were designed to continue to cover approximately 75% of the equity positions of the plans not fully funded in the first quarter of 2013.
In 2013, we expect our operating cash flow to include global contributions to our funded pension plans of approximately $275 million to $325 million, in addition to discretionary contributions of $834 million.
The Moving Ahead for Progress in the 21st Century Act (the "MAP-21 Act") contains provisions that stabilize the interest rates used to calculate required pension contributions in the United States. Minimum contribution requirements for our U.S. pension plans are determined under the provisions of the MAP-21 Act. Including the impact of the full funding of our frozen U.S. pension plans during the first quarter of 2013, the funding stabilization provisions of the MAP-21 Act are expected to reduce our total U.S. minimum required pension contributions by approximately $375 million to $425 million in the aggregate through 2016, with the greatest benefit coming in 2013 and 2014. We currently estimate that we will make contributions to our funded U.S. pension plans of approximately $175 million to $200 million in 2013, in addition to discretionary contributions of $834 million, and $250 million to $300 million in 2014.
We expect our 2013 investing cash flow needs to include capital expenditures of approximately $1.0 billion to $1.2 billion, interest expense to range between $405 million to $430 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $29 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
Sumitomo Rubber Industries, Ltd. (“SRI”) has minority exit rights upon the occurrence of certain events enumerated in the global alliance agreements, including certain bankruptcy events, changes in our control or breaches (subject to notice and the opportunity to cure) of the global alliance agreements. SRI’s exit rights, if triggered and exercised, could require us to make a substantial payment to acquire SRI’s interests in Goodyear Dunlop Tires Europe B.V. (“GDTE”) and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”) following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance” in our 2012 Form 10-K. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2013, approximately $596 million of net assets, including $433 million of cash and cash equivalents, were subject to such requirements, including $289 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Since Venezuela's economy is considered to be highly inflationary under U.S. generally accepted accounting principles, the U.S. dollar is the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates and are reported in Other Expense. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. As a result of the devaluation, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities including deferred taxes, primarily related to cash deposits in Venezuela. We also recorded a one-time subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official subsidy exchange rate of 4.3 bolivares fuertes per U.S. dollar applicable to certain import purchases prior to the devaluation date. A portion of this subsidy will reduce cost of goods sold in future periods when the related inventory is sold. We have conducted an assessment, and will periodically update our assessment, of our ability to realize the benefit of the subsidy receivable, which we expect to be substantially recovered during 2013.
Beginning February 13, 2013, we have used the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar to settle substantially all foreign currency transactions in Venezuela. If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations. At March 31, 2013, we had bolivar fuerte denominated monetary assets of $356 million which consisted primarily of $289 million of cash, $33 million of deferred tax assets and $22 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $143 million which consisted primarily of $80 million of intercompany payables, including $41 million of dividends, $20 million of accounts payable - trade, $18 million of long term benefits, $9 million of compensation and benefits and $3 million of income taxes payable. At December 31, 2012, we had bolivar fuerte denominated monetary assets of $446 million which consisted primarily of $398 million of cash, $22 million of deferred tax assets and $10 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $202 million which consisted primarily of $112 million of intercompany payables, including $59 million of dividends, $37 million of accounts payable - trade, $24 million of long term benefits, $10 million of compensation and benefits and $4 million of income taxes payable. All monetary assets and liabilities were remeasured at 6.3 and 4.3 bolivares fuertes to the U.S. dollar at March 31, 2013 and December 31, 2012, respectively.
Goodyear Venezuela’s sales were 1.9% and 1.6% of our net sales for the three months ended March 31, 2013 and 2012, respectively. Goodyear Venezuela’s cost of goods sold were 2.1% and 1.3% of our cost of goods sold for the three months ended March 31, 2013 and 2012, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 60% bolivar fuerte denominated and approximately 40% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and cost of goods sold by approximately $38 million and approximately $17 million, respectively, on an annual basis, before any potential offsetting actions.
During the three months ended March 31, 2013, Goodyear Venezuela settled $21 million and $1 million, respectively, of U.S. dollar-denominated intercompany payables and accounts payable - trade. For the three months ended March 31, 2013, approximately 57% and 43% of those payables were settled at the official exchange rate of 4.3 and 6.3 bolivares fuertes to the U.S. dollar, respectively. At March 31, 2013, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were approximately $182 million of which approximately $41 million are expected to be settled at 4.3 bolivares fuertes to the U.S. dollar and approximately $141 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At March 31, 2013, approximately $35 million of the requested settlements were pending up to 180 days, approximately $72 million were pending from 180 to 360 days and approximately $75 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $30 million, amounts pending from 180 to 360 days include imported tires and raw materials of $72 million, and amounts pending over one year include dividends payable of $41 million, intercompany charges for royalties of $12 million, and imported tires of $10 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2013 and to provide us with flexibility to respond to further changes in the business environment. If market opportunities exist, we may choose to undertake additional financing actions in order to further enhance our liquidity position, which could include obtaining new bank debt or capital markets transactions. However, the challenges we face may cause a material reduction in our liquidity as a result of an adverse change in our cash flow from operations or our access to credit or other capital. See “Item 1A. Risk Factors” in our 2012 Form 10-K for a more detailed discussion of these challenges.

Operating Activities
Net cash used in operating activities was $937 million in the first quarter of 2013, compared to $754 million in the first quarter of 2012. Operating cash flows were unfavorably impacted by increased pension contributions of $794 million, partially offset by a reduction in the cash used to fund seasonal first quarter working capital needs of $432 million. Increased earnings of $23 million also benefited operating cash flows, despite a first quarter 2013 non-cash charge of $115 million for the devaluation of the Venezuelan bolivar fuerte. The increase in pension contributions was due primarily to first quarter 2013 contributions to fully fund our frozen U.S. pension plans. The decrease in cash used for working capital in 2013 was primarily due to reduced sales and production levels and improved payment terms from vendors.
Investing Activities
Net cash used in investing activities was $283 million in the first quarter of 2013, compared to $295 million in the first quarter of 2012. Capital expenditures were $271 million in the first quarter of 2013, compared to $276 million in the first quarter of 2012. Beyond expenditures required to sustain our facilities, capital expenditures in 2013 primarily related to expansion of manufacturing capacity in Japan, Chile and Brazil. Expenditures in 2012 primarily related to expansion of manufacturing capacity in China and Chile.
Financing Activities
Net cash provided by financing activities was $1,462 million in the first quarter of 2013, compared to $326 million in the first quarter of 2012. Financing activities in 2013 included net borrowings of $1,486 million used to fully fund our frozen U.S. pension plans and to fund working capital needs and capital expenditures. Net borrowings included net proceeds of $885 million from the issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021 and borrowings of approximately $256 million under the European revolving credit facility.
Credit Sources
In aggregate, we had total credit arrangements of $9,204 million available at March 31, 2013, of which $2,289 million were unused, compared to $8,387 million available at December 31, 2012, of which $2,949 million were unused. At March 31, 2013, we had long term credit arrangements totaling $8,677 million, of which $1,869 million were unused, compared to $7,837 million and $2,501 million, respectively, at December 31, 2012. At March 31, 2013, we had short term committed and uncommitted credit arrangements totaling $527 million, of which $420 million were unused, compared to $550 million and $448 million, respectively, at December 31, 2012. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
See Note 7, Financing Arrangements and Derivative Financial Instruments, for a discussion of the issuance of our $900 million 6.5% senior notes due 2021.
Outstanding Notes
At March 31, 2013, we had $3,331 million of outstanding notes, compared to $2,440 million at December 31, 2012.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2012 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility initially bear interest at LIBOR plus 150 basis points, based on our current liquidity. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2013, our borrowing base, and therefore our availability, under the facility was $480 million below the facility's stated amount of $2.0 billion.
At March 31, 2013 and December 31, 2012, we had no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $394 million at March 31, 2013 and $407 million at December 31, 2012.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. At March 31, 2013 and December 31, 2012, this facility was fully drawn.
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
At March 31, 2013, there were no borrowings outstanding under the German tranche and $256 million (€200 million) outstanding under the all-borrower tranche. At December 31, 2012, there were no borrowings under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $10 million (€7 million) at March 31, 2013 and December 31, 2012.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in financial condition since December 31, 2011 under the amended and restated first lien facility and December 31, 2010 under the European facility. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below, the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2012 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2013, the amounts available and utilized under this program totaled $333 million (€260 million) and $186 million (€145 million), respectively. At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program. At March 31, 2013, the amounts available and utilized under this program were $67 million. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long term debt and capital leases due within one year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At March 31, 2013, the gross amount of receivables sold was $222 million, compared to $243 million at December 31, 2012.
Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At March 31, 2013, these non-revolving credit facilities had total unused availability of 154 million renminbi ($25 million) and can only be used to finance the relocation and expansion of our manufacturing facility in China. Borrowings outstanding under these facilities were $505 million and $471 million at March 31, 2013 and December 31, 2012, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015.

The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. At March 31, 2013, restricted cash of $24 million was related to funds obtained under these credit facilities. At December 31, 2012, there was no restricted cash related to funds obtained under these credit facilities.
Vendor Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. At March 31, 2013 and December 31, 2012, agreements for such vendor financing programs totaled approximately $400 million.
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
We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of March 31, 2013, our availability under this facility of $1,126 million, plus our Available Cash of $1,151 million, totaled $2.3 billion, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2013, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at March 31, 2013 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.

At March 31, 2013, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

COMMITMENTS AND CONTINGENT LIABILITIES

Contractual Obligations

Significant updates to our contractual obligations and commitments to make future payments are provided below. Additional information regarding our contractual obligations and commitments can be found under the heading “Commitments and Contingent Liabilities” in our 2012 Form 10-K. Items not included below can be found in the Contractual Obligations Table in our 2012 Form 10-K.

	Payment Due by Period as of December 31, 2012
(In millions)	Total	2013	2014	2015	2016	2017	Beyond 2017
Debt Obligations (1)	$5,928	$184	$55	$284	$317	$262	$4,826
Interest Payments (2)	2,923	373	394	386	369	306	1,095
Pension Benefits (3)	2,540	1,163	413	338	313	313	NA

(1) Debt obligations include Notes Payable and Overdrafts and reflect the maturities as of December 31, 2012, updated to include the issuance of our $900 million 6.5% senior notes due 2021.

(2) These amounts represent future interest payments related to our debt obligations and capital leases as of December 31, 2012 based on fixed and variable interest rates specified in the associated debt and lease agreements, updated to reflect the issuance of our $900 million 6.5% senior notes due 2021. The amounts provided do not assume the refinancing or replacement of our debt.

(3)
Pension benefits have been updated to reflect discretionary contributions of $834 million to fully fund our frozen U.S. pension plans during the first quarter of 2013 and the resulting decrease in U.S. required contributions in 2014 through 2017 due to those discretionary contributions.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2013, 38% of our debt was at variable interest rates averaging 5.46%.
The following table presents information about long term fixed rate debt, excluding capital leases, at March 31, 2013:

(In millions)
Carrying amount — liability	$3,945
Fair value — liability	4,184
Pro forma fair value — liability	4,309

The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2013, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at March 31, 2013:

(In millions)
Fair value — asset (liability)	$7
Pro forma decrease in fair value	(129)
Contract maturities	4/13-3/14

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2013, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at March 31, 2013 as follows:

(In millions)
Accounts receivable	$18
Other Current Liabilities	(11)

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our 2012 Form 10-K for the period ended December 31, 2012, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2013, approximately 700 new claims were filed against us and approximately 400 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2013 was $5 million. At March 31, 2013, there were approximately 73,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
Greek Labor Cases
In a series of cases, approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. Following extensive litigation at all levels of the Greek courts and the European Court of Justice over the past 16 years, the Greek Court of Appeal issued judgments in September and October 2012 affirming Goodyear Dunlop Greece's liability to pay salaries in arrears with respect to the 5-1/2 year period following the plant closure and permitting a reduction in the amount of that liability to the extent of severance payments previously paid to the former employees. However, the Court of Appeal failed to consider evidence of incomes earned in other capacities and the retirement of certain former employees during that period, which should have further reduced the employees' claims for salaries in arrears, and failed to follow applicable Supreme Court precedents limiting the period of time for which salaries in arrears are payable. Goodyear Dunlop Greece has filed an appeal before the Greek Supreme Court in order to seek to rectify these failures. If Goodyear Dunlop Greece's appeal is not successful, its liability with respect to these judgments is currently estimated to be approximately €50 million ($64 million), which includes salaries in arrears and interest. In addition, Goodyear Dunlop Greece may be required to pay social security contributions and payroll taxes related to any salaries in arrears it must ultimately pay. In March 2013, the former employees filed a separate claim for severance payments totaling approximately €12 million ($16 million). Goodyear Dunlop Greece is vigorously defending these cases, the ultimate outcome of which cannot be predicted at this time.
Reference is made to Item 3 of Part I of our 2012 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in our 2012 Form 10-K for a discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2013. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
1/1/13-1/31/13	236	$14.02	—	—
2/1/13-2/28/13	—	—	—	—
3/1/13-3/31/13	1,923	13.53	—	—
Total	2,159	$13.58	—	—

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 26, 2013	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2013
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Third Supplemental Indenture, dated as of February 25, 2013, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed February 25, 2013, File No. 1-1927).

10	Material Contracts

(a)
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101