Form 10-Q
period 2013-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2013-07-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2013:	245,978,681

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-3.1
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Net Sales	$4,894	$5,150	$9,747	$10,683
Cost of Goods Sold	3,846	4,141	7,786	8,748
Selling, Administrative and General Expense	691	697	1,336	1,359
Rationalizations (Note 2)	13	26	20	41
Interest Expense	102	83	187	184
Other (Income) Expense (Note 3)	(14)	37	112	129
Income before Income Taxes	256	166	306	222
United States and Foreign Taxes (Note 4)	63	63	82	111
Net Income	193	103	224	111
Less: Minority Shareholders’ Net Income	5	11	3	23
Goodyear Net Income	188	92	221	88
Less: Preferred Stock Dividends	7	7	15	15
Goodyear Net Income available to Common Shareholders	$181	$85	$206	$73
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$0.74	$0.35	$0.84	$0.30
Weighted Average Shares Outstanding (Note 5)	246	245	246	244
Diluted	$0.67	$0.33	$0.79	$0.30
Weighted Average Shares Outstanding (Note 5)	282	281	281	246
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net Income	$193	$103	$224	$111
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	(98)	(124)	(155)	(21)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	—	—	1	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $3 and $7 in 2013 ($2 and $4 in 2012)	59	51	120	106
Decrease in net actuarial losses, net of tax of $2 and $2 in 2013 ($7 and $7 in 2012)	27	27	124	25
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	1	—	1	—
Prior service cost from plan amendments, net of tax of $0 and $0 in 2013 ($(2) and $(2) in 2012)	—	(4)	—	(4)
Deferred derivative gains, net of tax of $1 and $1 in 2013 ($0 and $0 in 2012)	2	10	6	2
Reclassification adjustment for amounts recognized in income, net of tax of $1 and $1 in 2013 ($(2) and $(2) in 2012)	1	(1)	1	(2)
Unrealized investment gains (losses), net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	(2)	(2)	15	3
Other Comprehensive Income (Loss)	(10)	(43)	113	109
Comprehensive Income	183	60	337	220
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	2	(24)	(13)	16
Goodyear Comprehensive Income	$181	$84	$350	$204
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	June 30,	December 31,
	2013	2012
Assets:
Current Assets:
Cash and Cash Equivalents	$2,564	$2,281
Accounts Receivable, less Allowance — $100 ($99 in 2012)	2,880	2,563
Inventories:
Raw Materials	658	743
Work in Process	171	169
Finished Products	2,309	2,338
	3,138	3,250
Prepaid Expenses and Other Current Assets	387	404
Total Current Assets	8,969	8,498
Goodwill	643	664
Intangible Assets	139	140
Deferred Income Taxes	187	186
Other Assets	527	529
Property, Plant and Equipment, less Accumulated Depreciation — $9,060 ($8,991 in 2012)	6,919	6,956
Total Assets	$17,384	$16,973

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,213	$3,223
Compensation and Benefits (Notes 9 and 10)	691	719
Other Current Liabilities	1,067	1,182
Notes Payable and Overdrafts (Note 7)	79	102
Long Term Debt and Capital Leases due Within One Year (Note 7)	125	96
Total Current Liabilities	5,175	5,322
Long Term Debt and Capital Leases (Note 7)	6,325	4,888
Compensation and Benefits (Notes 9 and 10)	3,133	4,340
Deferred and Other Noncurrent Income Taxes	262	264
Other Long Term Liabilities	1,011	1,000
Total Liabilities	15,906	15,814

Commitments and Contingent Liabilities (Note 11)

Minority Shareholders’ Equity (Note 1)	520	534

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2012), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 246 million (245 million in 2012) after deducting 5 million treasury shares (6 million in 2012)	246	245
Capital Surplus	2,824	2,815
Retained Earnings	1,576	1,370
Accumulated Other Comprehensive Loss	(4,431)	(4,560)
Goodyear Shareholders’ Equity	715	370
Minority Shareholders’ Equity — Nonredeemable	243	255
Total Shareholders’ Equity	958	625
Total Liabilities and Shareholders’ Equity	$17,384	$16,973
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$224	$111
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	357	337
Amortization and Write-Off of Debt Issuance Costs	8	60
Net Rationalization Charges (Note 2)	20	41
Rationalization Payments	(43)	(48)
Net (Gains) Losses on Asset Sales (Note 3)	(3)	(17)
Pension Contributions and Direct Payments	(993)	(227)
Venezuela Currency Devaluation (Note 3)	115	—
Customer Prepayments and Government Grants	29	51
Insurance Proceeds	17	39
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(391)	(377)
Inventories	22	(116)
Accounts Payable — Trade	148	(275)
Compensation and Benefits	46	15
Other Current Liabilities	(38)	5
Other Assets and Liabilities	20	(50)
Total Cash Flows from Operating Activities	(462)	(451)
Cash Flows from Investing Activities:
Capital Expenditures	(493)	(490)
Asset Dispositions (Note 3)	7	9
Government Grants Received	4	—
Increase in Restricted Cash	(8)	(18)
Short Term Securities Acquired	(60)	(21)
Short Term Securities Redeemed	48	4
Other Transactions	—	4
Total Cash Flows from Investing Activities	(502)	(512)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	29	34
Short Term Debt and Overdrafts Paid	(51)	(42)
Long Term Debt Incurred	2,115	2,266
Long Term Debt Paid	(639)	(1,810)
Common Stock Issued	5	—
Preferred Stock Dividends Paid (Note 12)	(15)	(15)
Transactions with Minority Interests in Subsidiaries	(8)	(27)
Debt Related Costs and Other Transactions	(16)	(63)
Total Cash Flows from Financing Activities	1,420	343
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(173)	4
Net Change in Cash and Cash Equivalents	283	(616)
Cash and Cash Equivalents at Beginning of the Period	2,281	2,772
Cash and Cash Equivalents at End of the Period	$2,564	$2,156
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
Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2013.
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.
In March 2013, the FASB issued an accounting standards update providing guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity. The standards update also requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.
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

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. The following table shows the roll forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2012	$229	$23	$252
2013 Charges	14	13	27
Reversed to the Statements of Operations	(3)	(4)	(7)
Incurred, Net of Foreign Currency Translation of $(3) million and $(1) million, respectively	(32)	(18)	(50)
Balance at June 30, 2013	$208	$14	$222

Rationalization actions initiated in 2013 consisted primarily of manufacturing reductions in Europe, Middle East and Africa (“EMEA”) and Latin America and selling, administrative and general expense (“SAG”) headcount reductions in Asia Pacific and EMEA.
The accrual balance of $222 million at June 30, 2013 is expected to be substantially utilized within the next 12 months and includes $168 million relating to plans associated with the announced closure of one of our manufacturing facilities in Amiens, France.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current Year Plans
Associate Severance and Other Related Costs	$5	$4	$5	$11
Other Exit and Non-Cancelable Lease Costs	—	7	—	7
Current Year Plans - Net Charges	$5	$11	$5	$18

Prior Year Plans
Associate Severance and Other Related Costs	$6	$9	$6	$10
Other Exit and Non-Cancelable Lease Costs	2	6	9	13
Prior Year Plans - Net Charges	8	15	15	23
Total Net Charges	$13	$26	$20	$41

Asset Write-off and Accelerated Depreciation Charges	$5	$4	$10	$6
Substantially all of the new charges for the three and six months ended June 30, 2013 and 2012 related to future cash outflows. Net charges for the three and six months ended June 30, 2013 included reversals of $4 million and $7 million, respectively, and net charges for the three and six months ended June 30, 2012 included reversals of $1 million and $2 million, respectively, for actions no longer needed for their originally intended purposes.
Approximately 200 associates will be released under plans initiated in 2013, of which approximately 100 associates have been released as of June 30, 2013. In total, approximately 1,600 associates remain to be released under prior year rationalization plans, including approximately 1,200 associates related to the announced plan to exit the farm tire business and close one of our facilities in Amiens, France.
Accelerated depreciation charges for the three and six months ended June 30, 2013 related primarily to property and equipment in one of our facilities in Amiens, France. Accelerated depreciation charges for the three and six months ended June 30, 2012 were primarily related to property and equipment in our Dalian, China manufacturing facility. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net foreign currency exchange (gains) losses	$(5)	$6	$118	$17
Royalty income	(19)	(10)	(29)	(19)
Financing fees and financial instruments	14	34	27	129
Interest income	(7)	(4)	(12)	(8)
General and product liability — discontinued products	5	—	8	2
Net (gains) losses on asset sales	(5)	(13)	(3)	(17)
Miscellaneous	3	24	3	25
	$(14)	$37	$112	$129

Net foreign currency exchange gains were $5 million in the second quarter of 2013, compared to net losses of $6 million in the second quarter of 2012. Net losses in the first six months of 2013 were $118 million, which included a net loss of $115 million resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar, compared to net losses of $17 million in the first six months of 2012. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. In the first quarter of 2013, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela. We also recorded a one-time subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official subsidy exchange rate of 4.3 bolivares fuertes per U.S. dollar applicable to certain import purchases prior to the devaluation date. A portion of this subsidy will reduce cost of goods sold in future periods when the related inventory is sold.
Royalty income in the second quarter of 2013 was $19 million, compared to royalty income of $10 million in the second quarter of 2012. Royalty income in the second quarter of 2013 included a one-time royalty of $8 million related to chemical operations. Royalty income is derived primarily from licensing arrangements related to divested businesses.
Financing fees were $14 million in the second quarter of 2013, compared to $34 million in the second quarter of 2012. Financing fees in the second quarter of 2012 included $24 million of debt issuance costs primarily related to the amendment and restatement of our U.S. second lien term loan facility. Financing fees in the first six months of 2013 were $27 million, compared to $129 million in the first six months of 2012. Financing fees in 2012 included, in addition to the second quarter debt issuance costs referred to above, charges of $86 million related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. Financing fees and financial instruments also include the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
Interest income consists primarily of amounts earned on cash deposits. General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net gains on asset sales were $5 million in the second quarter of 2013, compared to net gains on asset sales of $13 million in the second quarter of 2012. Net gains on asset sales were $3 million for the first six months of 2013, compared to net gains on asset sales of $17 million for the first six months of 2012. Net gains on asset sales in 2013 include gains on the transfer of property in Dalian, China to the Chinese government and the sale of property in North America. Net gains on asset sales in 2012 included a second quarter gain on the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias tire business in Latin America.
Miscellaneous expense in the three and six months ended June 30, 2013 includes a charge of $5 million, and in the three and six months ended June 30, 2012 includes a charge of $20 million, related to labor claims in EMEA.

NOTE 4. INCOME TAXES
In the second quarter of 2013, we recorded tax expense of $63 million on income before income taxes of $256 million. Income tax expense in the second quarter of 2013 was unfavorably impacted by a $5 million adjustment related to prior years and a $3 million settlement of a foreign tax audit. For the first six months of 2013, we recorded tax expense of $82 million on income before income taxes of $306 million. Income tax expense for the first six months of 2013 was favorably impacted by $4 million due primarily to recently enacted law changes. In the second quarter of 2012, we recorded tax expense of $63 million on income before income taxes of $166 million. Income tax expense in the second quarter of 2012 was unfavorably impacted by $3 million due to various discrete items. For the first six months of 2012, we recorded tax expense of $111 million on income before income taxes of $222 million. Income tax expense for the first six months 2012 was unfavorably impacted by $6 million due primarily to the settlement of prior tax years.
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
Generally, years from 2007 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2006 onward and in the United States for 2012.

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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Earnings per share — basic:
Goodyear net income	$188	$92	$221	$88
Less: Preferred stock dividends	7	7	15	15
Goodyear net income available to common shareholders	$181	$85	$206	$73
Weighted average shares outstanding	246	245	246	244
Earnings per common share — basic	$0.74	$0.35	$0.84	$0.30

Earnings per share — diluted:
Goodyear net income	$188	$92	$221	$88
Less: Preferred stock dividends	—	—	—	15
Goodyear net income available to common shareholders	$188	$92	$221	$73
Weighted average shares outstanding	246	245	246	244
Dilutive effect of mandatory convertible preferred stock	33	34	33	—
Dilutive effect of stock options and other dilutive securities	3	2	2	2
Weighted average shares outstanding — diluted	282	281	281	246
Earnings per common share — diluted	$0.67	$0.33	$0.79	$0.30

Weighted average shares outstanding - diluted for the three and six months ended June 30, 2013 excludes approximately 5 million and 6 million equivalent shares, respectively, and for the three and six months ended June 30, 2012 excludes approximately 11 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

Weighted average shares outstanding - diluted for the six months ended June 30, 2012 excludes the effect of approximately 34 million equivalent shares related to our mandatory convertible preferred stock, as their inclusion would have been anti-dilutive. In addition, Goodyear net income used to compute earnings per common share - diluted for the six months ended June 30, 2012 is reduced by $15 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Sales:
North America	$2,201	$2,451	$4,367	$4,948
Europe, Middle East and Africa	1,577	1,596	3,184	3,534
Latin America	531	503	1,044	1,024
Asia Pacific	585	600	1,152	1,177
Net Sales	$4,894	$5,150	$9,747	$10,683
Segment Operating Income:
North America	$204	$188	$331	$268
Europe, Middle East and Africa	51	19	82	109
Latin America	82	58	142	113
Asia Pacific	91	71	175	138
Total Segment Operating Income	428	336	730	628
Less:
Rationalizations	13	26	20	41
Interest expense	102	83	187	184
Other (income) expense	(14)	37	112	129
Asset write-offs and accelerated depreciation	5	4	10	6
Corporate incentive compensation plans	35	15	45	22
Intercompany profit elimination	(3)	(9)	—	1
Retained expenses of divested operations	6	5	10	9
Other (1)	28	9	40	14
Income before Income Taxes	$256	$166	$306	$222

(1)
For the three and six months ended June 30, 2013, Other includes the elimination of $16 million and $23 million, respectively, of royalty income attributable to the strategic business units, compared to $7 million and $13 million, respectively, for the three and six months ended June 30, 2012. Other for the three and six months ended June 30, 2013 also includes $5 million and $10 million, respectively, of unallocated corporate costs.

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note 3, Other (Income) Expense, and asset write-offs and accelerated depreciation are not (credited) charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Rationalizations:
North America	$5	$13	$7	$19
Europe, Middle East and Africa	3	5	6	10
Latin America	2	—	2	2
Asia Pacific	3	8	5	10
Total Segment Rationalizations	$13	$26	20	41

Net (Gains) Losses on Asset Sales:
North America	$(3)	$(2)	$(2)	$(4)
Europe, Middle East and Africa	—	(7)	2	(8)
Latin America	1	(3)	—	(3)
Asia Pacific	(3)	—	(3)	—
Total Segment Asset Sales	(5)	(12)	(3)	(15)
Corporate	—	(1)	—	(2)
	$(5)	$(13)	$(3)	$(17)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$5	$—	$10	$—
Asia Pacific	—	4	—	6
Total Segment Asset Write-offs and Accelerated Depreciation	$5	$4	$10	$6

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2013, we had total credit arrangements of $9,286 million, of which $2,421 million were unused. At that date, 36% of our debt was at variable interest rates averaging 5.57%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2013, we had short term committed and uncommitted credit arrangements totaling $515 million, of which $436 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2013	2012
Notes payable and overdrafts	$79	$102
Weighted average interest rate	4.36%	4.29%
Long term debt and capital leases due within one year
Other domestic and international debt (including capital leases)	$125	$96
Weighted average interest rate	6.76%	6.88%
Total obligations due within one year	$204	$198

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2013, we had long term credit arrangements totaling $8,771 million, of which $1,985 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2013		December 31, 2012
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$326		$330
8.25% due 2020	995		994
8.75% due 2020	267		266
6.5% due 2021	900		—
7% due 2022	700		700
7% due 2028	149		149
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,194	4.75%	1,194	4.75%
€400 million revolving credit facility due 2016	—	—	—	—
Pan-European accounts receivable facility due 2015	345	2.87%	192	3.00%
Chinese credit facilities	531	5.51%	471	6.38%
Other domestic and international debt(1)	976	8.18%	630	8.40%
	6,383		4,926
Capital lease obligations	67		58
	6,450		4,984
Less portion due within one year	(125)		(96)
	$6,325		$4,888
________________________________

(1)
Interest rates are weighted average interest rates related to various international credit facilities with customary terms and conditions and the Global and North America Headquarters financing liability described below.

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
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of June 30, 2013, our borrowing base, and therefore our availability, under this facility was $459 million below the facility's stated amount of $2.0 billion.
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
At June 30, 2013 and December 31, 2012, we had no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $394 million at June 30, 2013 and $407 million at December 31, 2012.
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
At June 30, 2013 and December 31, 2012, this facility was fully drawn.

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
At June 30, 2013 and December 31, 2012, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $10 million (€7 million) at June 30, 2013 and December 31, 2012.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Availability under this facility is based on eligible receivable balances. The facility is subject to the customary renewal of its back-up liquidity commitments, which expire on October 17, 2014.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2013, the amounts available and utilized under this program totaled $345 million (€265 million). At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $87 million (95 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At June 30, 2013, the amounts available and utilized under this program were $57 million. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2012 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2013, the gross amount of receivables sold was $282 million, compared to $243 million at December 31, 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At June 30, 2013, these non-revolving credit facilities were fully drawn and can only be used to finance the relocation and expansion of our manufacturing facility in China. Borrowings outstanding under these facilities were $531 million and $471 million at June 30, 2013 and December 31, 2012, respectively. The facilities mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At June 30, 2013, restricted cash of $32 million was related to funds obtained under these credit facilities. At December 31, 2012, there was no restricted cash related to funds obtained under these credit facilities.
OTHER DOMESTIC DEBT
Global and North America Headquarters
In 2011, we entered into agreements for the construction of a new Global and North America Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. Additionally, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we recorded a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheets as costs were incurred during the construction period. Construction of the Headquarters facility and parking deck was substantially completed during the second quarter of 2013 and the first payments were made under the leases. The total financing liability of approximately $150 million, including capitalized interest, has been recorded in Long Term Debt and Capital Leases at June 30, 2013.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2013	2012
Fair Values — asset (liability):
Accounts receivable	$15	$2
Other current liabilities	(13)	(24)

At June 30, 2013 and December 31, 2012, these outstanding foreign currency derivatives had notional amounts of $1,386 million and $1,289 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses of $13 million and gains of $7 million for the three and six months ended June 30, 2013, respectively, compared to net transaction gains of $21 million and losses of $3 million for the three and six months ended June 30, 2012, respectively, on foreign currency derivatives. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2013	2012
Fair Values — asset (liability):
Accounts receivable	$5	$—
Other current liabilities	(1)	(5)

At June 30, 2013 and December 31, 2012, these outstanding foreign currency derivatives had notional amounts of $162 million and $138 million, respectively, and primarily related to intercompany transactions.

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

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2013	2012	2013	2012
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(3)	$(10)	$(7)	$(2)
Amount of deferred (gain) loss reclassified from AOCL into CGS	2	(3)	2	(4)

The estimated net amount of the deferred gains on June 30, 2013 that is expected to be reclassified to earnings within the next twelve months is $3 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Investments	$60	$45	$60	$45	$—	$—	$—	$—
Foreign Exchange Contracts	20	2	—	—	20	2	—	—
Total Assets at Fair Value	$80	$47	$60	$45	$20	$2	$—	$—

Liabilities:
Foreign Exchange Contracts	$14	$29	$—	$—	$14	$29	$—	$—
Other	2	3	—	—	2	3	—	—
Total Liabilities at Fair Value	$16	$32	$—	$—	$16	$32	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2013 and December 31, 2012. The fair value was estimated using quoted market prices.

	June 30,	December 31,
(In millions)	2013	2012
Fixed Rate Debt:
Carrying amount — liability	$4,072	$3,128
Fair value — liability	4,213	3,378

Variable Rate Debt:
Carrying amount — liability	$2,311	$1,798
Fair value — liability	2,311	1,808

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Service cost — benefits earned during the period	$12	$10	$23	$20
Interest cost on projected benefit obligation	60	65	121	131
Expected return on plan assets	(84)	(75)	(168)	(150)
Amortization of: — prior service cost	5	6	9	12
— net losses	50	43	103	89
Total defined benefit pension cost	$43	$49	$88	$102

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Service cost — benefits earned during the period	$10	$7	$20	$15
Interest cost on projected benefit obligation	32	35	65	70
Expected return on plan assets	(28)	(29)	(56)	(59)
Amortization of: — prior service cost	1	1	1	1
— net losses	14	11	30	23
Net periodic pension cost	29	25	60	50
Curtailments/settlements/termination benefits	2	—	2	—
Total defined benefit pension cost	$31	$25	$62	$50

During the first quarter of 2013, we made $34 million of required contributions and $834 million of discretionary contributions to fully fund our frozen U.S. pension plans. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. As a result of the asset allocation change, we were required to remeasure the benefit obligations and assets of the affected plans at February 28, 2013, which resulted in a first quarter reduction to net actuarial losses included in Accumulated Other Comprehensive Loss of $93 million. The weighted average discount rate used to measure the benefit obligations of the frozen U.S. pension plans at February 28, 2013 was 3.82% as compared to 3.61% at December 31, 2012. As a result of the change in target asset allocation for the frozen U.S. pension plans, the expected long term return on plan assets for these plans is 4.75% as of March 1, 2013. At February 28, 2013, these frozen U.S. pension plans had assets of $2,072 million.
In addition to the $834 million of discretionary contributions to our frozen U.S. pension plans in the first quarter of 2013, we expect to contribute approximately $275 million to $325 million to our funded U.S. and non-U.S. pension plans in 2013. For the three and six months ended June 30, 2013, we contributed $26 million and $56 million, respectively, to our non-U.S. plans and for the three and six months ended June 30, 2013, we contributed $50 million and $918 million, respectively, to our U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for both the three months ended June 30, 2013 and 2012 was $23 million, and was $49 million and $50 million for the six months ended June 30, 2013 and 2012, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit (credit) cost for the three months ended June 30, 2013 and 2012 was $(2) million and $0 million, respectively, and $(4) million and $3 million for the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 2.1 million stock options and 0.2 million performance share units during the six months ended June 30, 2013 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the six months ended June 30, 2013 were $13.01 and $5.97, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 6.25 years
Interest rate: 1.04%
Volatility: 46.87%
Dividend yield: Nil
We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $13.65 for grants made during the six months ended June 30, 2013.
We recognized stock-based compensation expense of $6 million and $8 million during the three and six months ended June 30, 2013, respectively. At June 30, 2013, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $30 million and is expected to be recognized over the remaining vesting period of the respective grants, through June 2017. We recognized stock-based compensation expense of $4 million and $5 million during the three and six months ended June 30, 2012, respectively.
Stock based awards are made pursuant to stock compensation plans that are approved by our shareholders. The 2013 Performance Plan was adopted by our shareholders on April 15, 2013 and will expire on April 14, 2023 unless earlier terminated. The 2013 Performance Plan replaced the 2008 Performance Plan, which was terminated on April 15, 2013, except with respect to outstanding awards.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $44 million and $43 million at June 30, 2013 and December 31, 2012, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million were included in Other Current Liabilities at both June 30, 2013 and December 31, 2012. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $310 million and $307 million for anticipated costs related to workers’ compensation at June 30, 2013 and December 31, 2012, respectively. Of these amounts, $77 million and $57 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2013 and December 31, 2012, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2013 and December 31, 2012, the liability was discounted using a risk-free rate of return. At June 30, 2013, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $40 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Product Liability and Other Litigation
We have recorded liabilities totaling $311 million and $298 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, presently asserted against us at June 30, 2013 and December 31, 2012, respectively. Of these amounts, $44 million and $40 million were included in Other Current Liabilities at June 30, 2013 and December 31, 2012, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2013, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 106,400 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $418 million through June 30, 2013 and $407 million through December 31, 2012.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2013	December 31, 2012
Pending claims, beginning of period	73,200	78,500
New claims filed	1,600	2,200
Claims settled/dismissed	(800)	(7,500)
Pending claims, end of period	74,000	73,200
Payments (1)	$10	$18
________________________________

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $140 million and $139 million at June 30, 2013 and December 31, 2012, respectively.
We recorded a receivable related to asbestos claims of $74 million and $73 million as of June 30, 2013 and December 31, 2012, respectively. We expect that approximately 50% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million and $10 million was included in Current Assets as part of Accounts Receivable at June 30, 2013 and December 31, 2012, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at June 30, 2013, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis pursuant to a coverage-in-place agreement.
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
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $41 million). We have filed a response contesting this assessment and are defending the matter. In the event we are unsuccessful in defending the assessment, our results of operations could be materially affected.
We also received assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to other suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $39 million). In the second quarter of 2013, we paid 51 million Brazilian real ($23 million) pursuant to a special payment program offered by the State of Sao Paulo in satisfaction of the December 2010 assessments, which approximated the previously recorded reserve.
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $21 million at June 30, 2013, compared to $45 million at December 31, 2012, primarily related to our obligations in connection with the financing of the construction of our new Global and North America Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 12. MANDATORY CONVERTIBLE PREFERRED STOCK
At June 30, 2013, 10,000,000 shares of our 5.875% mandatory convertible preferred stock, without par value, were outstanding. Quarterly dividends on each share of the mandatory convertible preferred stock will accrue at a rate of 5.875% per year on the initial liquidation preference of $50.00 per share. Dividends will accrue and accumulate from the date of issuance and, to the extent that we are legally permitted to pay a dividend and the Board of Directors declares a dividend payable, we will pay dividends in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2011 and ending on April 1, 2014.
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
In the first six months of 2013, we paid cash dividends of $15 million on our mandatory convertible preferred stock. On June 3, 2013, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on July 1, 2013 to stockholders of record as of the close of business of June 14, 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2013 and 2012:

	June 30, 2013			June 30, 2012
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$370	$255	$625	$749	$268	$1,017
Comprehensive income (loss):
Net income (loss)	221	16	237	88	18	106
Foreign currency translation (net of tax of $0 in 2013 and $0 in 2012)	(132)	(15)	(147)	(12)	3	(9)
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2013 and $0 in 2012)	1	—	1	—	—	—
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $7 in 2013 and $4 in 2012)	116	—	116	103	—	103
Decrease (increase) in net actuarial losses (net of tax of $2 in 2013 and $7 in 2012)	122	—	122	25	—	25
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $0 in 2013 and $0 in 2012)	1	—	1	—	—	—
Prior service cost from plan amendments (net of tax of $0 in 2013 and $(2) in 2012)	—	—	—	(4)	—	(4)
Deferred derivative gains (losses) (net of tax of $1 in 2013 and $0 in 2012)	5	—	5	2	—	2
Reclassification adjustment for amounts recognized in income (net of tax of $1 in 2013 and $(2) in 2012)	1	—	1	(1)	—	(1)
Unrealized investment gains (losses) (net of tax of $0 in 2013 and $0 in 2012)	15	—	15	3	—	3
Other comprehensive income (loss)	129	(15)	114	116	3	119
Total comprehensive income (loss)	350	1	351	204	21	225
Purchase of subsidiary shares from minority interest	(2)	(2)	(4)	—	(18)	(18)
Dividends declared to minority shareholders	—	(7)	(7)	—	(8)	(8)
Stock-based compensation plans (Note 10)	7	—	7	9	—	9
Preferred stock dividends declared	(15)	—	(15)	(15)	—	(15)
Common stock issued from treasury	5	—	5	—	—	—
Other	—	(4)	(4)	—	—	—
Balance at end of period	$715	$243	$958	$947	$263	$1,210

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Balance at beginning of period	$515	$626	$534	$607
Comprehensive income (loss):
Net income (loss)	(5)	1	(13)	5
Foreign currency translation, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	7	(29)	(8)	(12)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	2	1	4	3
Decrease (increase) in net actuarial losses, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	1	1	2	—
Deferred derivative gains (losses), net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	—	3	1	—
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	—	(1)	—	(1)
Other comprehensive income (loss)	10	(25)	(1)	(10)
Total comprehensive income (loss)	5	(24)	(14)	(5)
Balance at end of period	$520	$602	$520	$602

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the six months ended June 30, 2013:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at beginning of period	$(538)	$(4,044)	$(4)	$26	$(4,560)
Other comprehensive income (loss) before reclassifications	(132)	122	5	15	10
Amounts reclassified from accumulated other comprehensive loss	1	117	1	—	119
Balance at end of period	$(669)	$(3,805)	$2	$41	$(4,431)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(In millions) (Income) Expense	Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from AOCL	Amount Reclassified from AOCL
Foreign Currency Translation Adjustment	Other (Income) Expense (net of tax of $0 and $0 and minority shareholders' equity of $0 and $0)	$—	$1

Unrecognized Net Actuarial Losses and Prior Service Costs
Amortization of prior service cost and unrecognized gains and losses	Total benefit cost (net of tax of $3 and $7 and minority shareholders' equity of $2 and $4)	57	116
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	Total benefit cost (net of tax of $0 and $0 and minority shareholders' equity of $0 and $0)	1	1
		$58	$117

Deferred derivative (gains) losses	Cost of goods sold (net of tax of $1 and $1 and minority shareholders' equity of $0 and $0)	1	1

Total reclassifications	Goodyear net income	$59	$119

Amortization of prior service cost and unrecognized gains and losses and immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 9, Pension, Savings and Other Postretirement Benefit Plans in this Form 10-Q and No. 16, Pension, Other Postretirement Benefits and Savings Plans, in our 2012 Form 10-K.

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
In 2013, we revised the presentation of eliminations of certain intercompany transactions solely between Non-guarantor Subsidiaries within the condensed consolidating balance sheet as of December 31, 2012 and within the consolidating statements of operations for the three and six months ended June 30, 2012. The revision did not impact the presentation of amounts in previously issued consolidating financial statements for the Parent Company or Guarantor Subsidiaries columns, nor did it impact amounts previously reported in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets.
Certain eliminations solely between Non-guarantor Subsidiaries that were previously presented within the Consolidating entries and eliminations column are now presented within the Non-guarantor Subsidiaries column. Under the prior presentation, the Non-guarantor Subsidiaries column in the consolidating statement of operations was $2,060 million and $4,657 million higher for both net sales and cost of goods sold and was $38 million and $75 million higher for both interest expense and other (income) expense for the three and six months ended June 30, 2012, respectively, and the Non-guarantor Subsidiaries column in the condensed consolidating balance sheet for the period ended December 31, 2012 was $4,576 million higher for both investments in subsidiaries and Goodyear shareholders' equity, with corresponding offsetting adjustments presented on the same line items in the Consolidating entries and eliminations column. We do not consider these changes in presentation to be material to any previously issued financial statements as the purpose of this footnote is to provide our noteholders with visibility into the entities that provide guarantees in support of the notes, which is disclosed in the Parent Company and Guarantor Subsidiaries columns and are not affected by the revisions described above.
Additionally, to conform to revisions in presentation made in the fourth quarter of 2012, certain intercompany loans for the six months ended June 30, 2012, previously reported as cash flows from operating activities in the Parent Company and Non-guarantor Subsidiaries columns within the condensed consolidating statement of cash flows have been revised to be reported as investing and financing activities. Under the revised presentation, operating, investing and financing cash flows for the Parent Company increased (decreased) by $(150) million, $(36) million and $186 million, respectively; operating, investing and financing cash flows for Non-guarantor Subsidiaries increased (decreased) by $62 million, $(112) million and $50 million, respectively; and amounts presented in the eliminations column for operating, investing and financing cash flows increased (decreased) by $88 million, $148 million and $(236) million, respectively. This revision did not impact amounts previously reported in the Company's Consolidated Statement of Cash Flows.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company will revise prior period condensed consolidating financial statements to reflect the revisions discussed above as such financial statements are included in future reports.

	Condensed Consolidating Balance Sheet
	June 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,153	$65	$1,346	$—	$2,564
Accounts Receivable	870	214	1,796	—	2,880
Accounts Receivable From Affiliates	—	779	—	(779)	—
Inventories	1,260	172	1,790	(84)	3,138
Prepaid Expenses and Other Current Assets	72	10	297	8	387
Total Current Assets	3,355	1,240	5,229	(855)	8,969
Goodwill	—	25	497	121	643
Intangible Assets	111	1	27	—	139
Deferred Income Taxes	—	44	130	13	187
Other Assets	261	69	197	—	527
Investments in Subsidiaries	4,022	260	—	(4,282)	—
Property, Plant and Equipment	2,246	137	4,557	(21)	6,919
Total Assets	$9,995	$1,776	$10,637	$(5,024)	$17,384
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$800	$211	$2,202	$—	$3,213
Accounts Payable to Affiliates	615	—	164	(779)	—
Compensation and Benefits	324	31	336	—	691
Other Current Liabilities	343	53	686	(15)	1,067
Notes Payable and Overdrafts	—	—	79	—	79
Long Term Debt and Capital Leases Due Within One Year	8	—	117	—	125
Total Current Liabilities	2,090	295	3,584	(794)	5,175
Long Term Debt and Capital Leases	4,378	—	1,947	—	6,325
Compensation and Benefits	1,951	180	1,002	—	3,133
Deferred and Other Noncurrent Income Taxes	42	11	216	(7)	262
Other Long Term Liabilities	819	30	162	—	1,011
Total Liabilities	9,280	516	6,911	(801)	15,906
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	316	204	520
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	246	319	993	(1,312)	246
Other Equity	(31)	941	2,174	(3,115)	(31)
Goodyear Shareholders’ Equity	715	1,260	3,167	(4,427)	715
Minority Shareholders’ Equity — Nonredeemable	—	—	243	—	243
Total Shareholders’ Equity	715	1,260	3,410	(4,427)	958
Total Liabilities and Shareholders’ Equity	$9,995	$1,776	$10,637	$(5,024)	$17,384

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended June 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,072	$677	$3,244	$(1,099)	$4,894
Cost of Goods Sold	1,710	620	2,668	(1,152)	3,846
Selling, Administrative and General Expense	239	43	413	(4)	691
Rationalizations	4	1	8	—	13
Interest Expense	81	8	30	(17)	102
Other (Income) Expense	(82)	10	(9)	67	(14)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	120	(5)	134	7	256
United States and Foreign Taxes	8	2	51	2	63
Equity in Earnings of Subsidiaries	76	(6)	—	(70)	—
Net Income (Loss)	188	(13)	83	(65)	193
Less: Minority Shareholders’ Net Income (Loss)	—	—	5	—	5
Goodyear Net Income (Loss)	188	(13)	78	(65)	188
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$181	$(13)	$78	$(65)	$181
Comprehensive Income (Loss)	$181	$3	$7	$(8)	$183
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(1)	3	2
Goodyear Comprehensive Income (Loss)	$181	$3	$8	$(11)	$181

	Consolidating Statements of Operations
	Three Months Ended June 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,174	$735	$3,338	$(1,097)	$5,150
Cost of Goods Sold	1,888	637	2,752	(1,136)	4,141
Selling, Administrative and General Expense	230	48	421	(2)	697
Rationalizations	14	1	11	—	26
Interest Expense	62	7	31	(17)	83
Other (Income) Expense	(38)	(7)	10	72	37
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	18	49	113	(14)	166
United States and Foreign Taxes	5	12	50	(4)	63
Equity in Earnings of Subsidiaries	79	(2)	—	(77)	—
Net Income (Loss)	92	35	63	(87)	103
Less: Minority Shareholders’ Net Income (Loss)	—	—	11	—	11
Goodyear Net Income (Loss)	92	35	52	(87)	92
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$85	$35	$52	$(87)	$85
Comprehensive Income (Loss)	$84	$59	$(30)	$(53)	$60
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	(14)	(10)	(24)
Goodyear Comprehensive Income (Loss)	$84	$59	$(16)	$(43)	$84

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Six Months Ended June 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$4,081	$1,348	$6,418	$(2,100)	$9,747
Cost of Goods Sold	3,445	1,208	5,336	(2,203)	7,786
Selling, Administrative and General Expense	454	84	803	(5)	1,336
Rationalizations	5	1	14	—	20
Interest Expense	151	15	54	(33)	187
Other (Income) Expense	(127)	4	98	137	112
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	153	36	113	4	306
United States and Foreign Taxes	7	34	59	(18)	82
Equity in Earnings of Subsidiaries	75	(10)	—	(65)	—
Net Income (Loss)	221	(8)	54	(43)	224
Less: Minority Shareholders’ Net Income (Loss)	—	—	3	—	3
Goodyear Net Income (Loss)	221	(8)	51	(43)	221
Less: Preferred Stock Dividends	15	—	—	—	15
Goodyear Net Income (Loss) available to Common Shareholders	$206	$(8)	$51	$(43)	$206
Comprehensive Income (Loss)	$350	$16	$(53)	$24	$337
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(10)	(3)	(13)
Goodyear Comprehensive Income (Loss)	$350	$16	$(43)	$27	$350

	Consolidating Statements of Operations
	Six Months Ended June 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$4,461	$1,492	$7,045	$(2,315)	$10,683
Cost of Goods Sold	3,939	1,331	5,887	(2,409)	8,748
Selling, Administrative and General Expense	431	95	834	(1)	1,359
Rationalizations	20	1	20	—	41
Interest Expense	128	11	75	(30)	184
Other (Income) Expense	(18)	(15)	18	144	129
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(39)	69	211	(19)	222
United States and Foreign Taxes	14	19	80	(2)	111
Equity in Earnings of Subsidiaries	141	(5)	—	(136)	—
Net Income (Loss)	88	45	131	(153)	111
Less: Minority Shareholders’ Net Income (Loss)	—	—	23	—	23
Goodyear Net Income (Loss)	88	45	108	(153)	88
Less: Preferred Stock Dividends	15	—	—	—	15
Goodyear Net Income (Loss) available to Common Shareholders	$73	$45	$108	$(153)	$73
Comprehensive Income (Loss)	$204	$76	$125	$(185)	$220
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	20	(4)	16
Goodyear Comprehensive Income (Loss)	$204	$76	$105	$(181)	$204

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(439)	$(52)	$39	$(10)	$(462)
Cash Flows from Investing Activities:
Capital Expenditures	(128)	(9)	(360)	4	(493)
Asset Dispositions	2	—	5	—	7
Government Grants Received	—	—	4	—	4
Increase in Restricted Cash	—	—	(8)	—	(8)
Short Term Securities Acquired	—	—	(60)	—	(60)
Short Term Securities Redeemed	—	—	48	—	48
Capital Contributions and Loans Incurred	(61)	—	(170)	231	—
Capital Redemptions and Loans Paid	214	—	203	(417)	—
Total Cash Flows from Investing Activities	27	(9)	(338)	(182)	(502)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	4	96	(71)	29
Short Term Debt and Overdrafts Paid	(71)	—	(51)	71	(51)
Long Term Debt Incurred	900	—	1,215	—	2,115
Long Term Debt Paid	(7)	—	(632)	—	(639)
Common Stock Issued	5	—	—	—	5
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions and Loans Incurred	170	58	3	(231)	—
Capital Redemptions and Loans Paid	(203)	—	(214)	417	—
Intercompany Dividends Paid	—	—	(6)	6	—
Transactions with Minority Interests in Subsidiaries	—	—	(8)	—	(8)
Debt Related Costs and Other Transactions	(16)	—	—	—	(16)
Total Cash Flows from Financing Activities	763	62	403	192	1,420
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(4)	(169)	—	(173)
Net Change in Cash and Cash Equivalents	351	(3)	(65)	—	283
Cash and Cash Equivalents at Beginning of the Period	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Period	$1,153	$65	$1,346	$—	$2,564

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$12	$(21)	$(381)	$(61)	$(451)
Cash Flows from Investing Activities:
Capital Expenditures	(111)	(7)	(374)	2	(490)
Asset Dispositions	1	—	8	—	9
Increase in Restricted Cash	—	—	(18)	—	(18)
Short Term Securities Acquired	—	—	(21)	—	(21)
Short Term Securities Redeemed	—	—	4	—	4
Capital Contributions and Loans Incurred	(55)	—	(150)	205	—
Capital Redemptions and Loans Paid	19	—	—	(19)	—
Other Transactions	4	—	—	—	4
Total Cash Flows from Investing Activities	(142)	(7)	(551)	188	(512)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	34	—	34
Short Term Debt and Overdrafts Paid	—	—	(42)	—	(42)
Long Term Debt Incurred	800	—	1,466	—	2,266
Long Term Debt Paid	(756)	—	(1,054)	—	(1,810)
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions and Loans Incurred	150	—	55	(205)	—
Capital Redemptions and Loans Paid	—	—	(19)	19	—
Intercompany Dividends Paid	—	—	(59)	59	—
Transactions with Minority Interests in Subsidiaries	(17)	—	(10)	—	(27)
Debt Related Costs and Other Transactions	(63)	—	—	—	(63)
Total Cash Flows from Financing Activities	99	—	371	(127)	343
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1	3	—	4
Net Change in Cash and Cash Equivalents	(31)	(27)	(558)	—	(616)
Cash and Cash Equivalents at Beginning of the Period	916	112	1,744	—	2,772
Cash and Cash Equivalents at End of the Period	$885	$85	$1,186	$—	$2,156

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income available to common shareholders.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 52 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa (“EMEA”); Latin America; and Asia Pacific.
In the second quarter of 2013, we continued to experience weak, but stabilizing, industry conditions in developed markets as the economic recovery continued to be impacted by high levels of unemployment. Our tire unit shipments in the second quarter of 2013 increased 0.7% compared to the second quarter of 2012, with increases occurring in EMEA, Latin America and Asia Pacific.
We increased our total segment operating income and our segment operating income in each of our operating segments in the second quarter of 2013 compared to the second quarter of 2012. In the second quarter of 2013, we realized approximately $106 million of cost savings, including raw materials cost saving measures of approximately $53 million.
Net sales were $4,894 million in the second quarter of 2013, compared to $5,150 million in the second quarter of 2012. Net sales were $9,747 million in the first six months of 2013, compared to $10,683 million in the first six months of 2012. Net sales decreased for the quarter and the first six months of 2013 due to lower sales in other tire-related businesses, primarily third-party sales of chemical products in North America, a decline in price and product mix, primarily in North America, and unfavorable foreign currency translation, primarily in Latin America. In addition, as a result of lower volumes during the first quarter of 2013, the first six months of 2013 was negatively impacted by lower tire volumes.
In the second quarter of 2013, Goodyear net income was $188 million, compared to $92 million in the second quarter of 2012. In the second quarter of 2013, Goodyear net income available to common shareholders was $181 million, or $0.67 per share, compared to $85 million, or $0.33 per share, in the second quarter of 2012. Our total segment operating income for the second quarter of 2013 was $428 million, compared to $336 million in the second quarter of 2012. The $92 million increase in segment operating income was due primarily to a decline in raw material costs of $230 million, which more than offset the effect of lower price and product mix of $85 million, and higher conversion costs of $61 million. See "Results of Operations — Segment Information” for additional information.
In the first six months of 2013, Goodyear net income was $221 million, compared to $88 million in the first six months of 2012. In the first six months of 2013, Goodyear net income available to common shareholders was $206 million, or $0.79 per share, compared to $73 million, or $0.30 per share, in the first six months of 2012. Our total segment operating income for the first six months of 2013 was $730 million, compared to segment operating income of $628 million in the first six months of 2012. The $102 million increase in segment operating income was due primarily to a decline in raw material costs of $517 million, which more than offset the effect of lower price and product mix of $157 million, higher conversion costs of $174 million and lower sales volume of $49 million. See "Results of Operations — Segment Information” for additional information.
At June 30, 2013, we had $2,564 million in Cash and cash equivalents as well as $2,421 million of unused availability under our various credit agreements, compared to $2,281 million and $2,949 million, respectively, at December 31, 2012. Cash and cash equivalents increased by $283 million from December 31, 2012 due primarily to borrowings in excess of cash needs for pension funding, working capital and capital expenditures. See "Liquidity and Capital Resources" for additional information.
Our expectation for growth in the global tire industry is unchanged from the first quarter of 2013. For the full year of 2013 in North America, we continue to expect consumer replacement to be flat, consumer original equipment to be up approximately 5%, and commercial replacement and original equipment to be flat. For the full year in Europe, we continue to expect consumer replacement to be flat, consumer original equipment to be down approximately 5%, commercial replacement to be up approximately 5%, and commercial original equipment to be flat to up 5%. We also continue to expect that our full-year tire unit volume for 2013 will be similar to 2012 as a result of weak, but stabilizing, industry conditions, with unit volume in the second half of 2013 exceeding the second half of 2012.
For the full year of 2013, we continue to expect our raw material costs will be lower than 2012 and to realize a net benefit from raw material costs and price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. In order to mitigate some of the impact of raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.

We continue to expect to incur incremental unabsorbed fixed costs of approximately $25 million to $50 million and cost savings to more than offset general inflation in 2013.
On July 27, 2013, we reached a tentative agreement with the United Steelworkers on a new master contract covering about 8,000 employees at six of our U.S. manufacturing facilities. The tentative agreement remains subject to ratification by the affected employees.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2013 and 2012
Net sales in the second quarter of 2013 were $4,894 million, decreasing $256 million, or 5.0%, from $5,150 million in the second quarter of 2012. Goodyear net income was $188 million in the second quarter of 2013, compared to $92 million in the second quarter of 2012. Goodyear net income available to common shareholders was $181 million, or $0.67 per share, in the second quarter of 2013, compared to $85 million, or $0.33 per share, in the second quarter of 2012.
Net sales decreased in the second quarter of 2013, due primarily to lower sales in other tire-related businesses of $131 million, primarily in North America due to lower sales of chemical products to third parties, a decline in price and product mix of $75 million, primarily in North America, and unfavorable foreign currency translation of $60 million. These declines were partially offset by higher tire volume of $35 million. Consumer and commercial net sales in the second quarter of 2013 were $2,643 million and $1,023 million, respectively. Consumer and commercial net sales in the second quarter of 2012 were $2,709 million and $1,038 million, respectively.
Worldwide tire unit sales in the second quarter of 2013 were 39.5 million units, increasing 0.3 million units, or 0.7%, from 39.2 million units in the second quarter of 2012. Replacement tire volume decreased 0.1 million units, or 0.4%. Original equipment ("OE") tire volume increased 0.4 million units, or 3.1%, primarily in EMEA. Consumer and commercial tire unit sales in the second quarter of 2013 were 35.7 million and 3.2 million, respectively. Consumer and commercial tire unit sales in the second quarter of 2012 were 35.5 million and 3.2 million, respectively.
Cost of goods sold (“CGS”) in the second quarter of 2013 was $3,846 million, decreasing $295 million, or 7.1%, from $4,141 million in the second quarter of 2012. CGS decreased due to lower raw material costs of $230 million, lower costs in other tire-related businesses of $124 million, and favorable foreign currency translation of $36 million. These decreases were partially offset by increased conversion costs of $61 million, higher volume of $24 million, primarily in EMEA and Latin America, and increases in product mix-related manufacturing cost of $10 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of approximately $47 million due to lower production volume in North America and inflationary cost increases. The second quarter of 2013 also included accelerated depreciation of $5 million ($4 million after-tax), related to the announced plan to close one of our manufacturing facilities in Amiens, France, compared to $3 million ($2 million after-tax) in the 2012 period, primarily related to the closure of our Dalian, China manufacturing facility. CGS was 78.6% of sales in the second quarter of 2013 compared to 80.4% in the second quarter of 2012.
Selling, administrative and general expense (“SAG”) in the second quarter of 2013 was $691 million, decreasing $6 million, or 0.9%, from $697 million in the second quarter of 2012. The decrease in SAG was due primarily to lower advertising and marketing expenses of $17 million and favorable foreign currency translation of $12 million, partially offset by higher wages and benefits of $14 million, driven by higher incentive compensation expense, and other corporate costs of $9 million. SAG was 14.1% of sales in the second quarter of 2013, compared to 13.5% in the second quarter of 2012. SAG also included savings from rationalization plans of $9 million.
We recorded net rationalization charges of $13 million ($9 million after-tax) in the second quarter of 2013. Rationalization actions initiated in the second quarter of 2013 primarily consisted of manufacturing reductions in EMEA and Latin America and SAG headcount reductions in Asia Pacific and EMEA. We recorded net rationalization charges of $26 million in the second quarter of 2012 ($23 million after-tax), primarily related to SAG headcount reductions in EMEA and retail store closings in Asia Pacific.
Interest expense in the second quarter of 2013 was $102 million, increasing $19 million, or 22.9%, from $83 million in the second quarter of 2012. Interest expense increased due to higher average debt balances of $6,555 million in the second quarter of 2013 compared to $5,651 million in the second quarter of 2012 and higher average interest rates of 6.22% in the second quarter of 2013 compared to 5.88% in the second quarter of 2012.
Other (Income) Expense in the second quarter of 2013 was $14 million of income, compared to $37 million of expense in the second quarter of 2012. Royalty income in the second quarter of 2013 was $19 million, compared to royalty income of $10 million in the second quarter of 2012. Royalty income in the second quarter of 2013 included a one-time royalty of $8 million related to our chemical operations. Financing fees were $14 million in the second quarter of 2013 compared to $34 million in the second quarter of 2012. Financing fees in the second quarter of 2012 included $24 million ($24 million after-tax) for debt issuance costs, primarily related to the amendment and restatement of our U.S. second lien term loan facility. Net gains on asset sales were $5 million ($4 million after-tax) in the second quarter of 2013 compared to net gains on asset sales of $13 million ($10 million after-tax) in the second quarter of 2012. Net gains on asset sales in the second quarter of 2013 primarily related to the transfer of property in Dalian, China to the Chinese government and the sale of property in North America. Net gains on asset sales in the second quarter of 2012 included a gain on the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias tire business in Latin America. Also included in Other (Income) Expense was a charge relating to labor claims in EMEA of $5 million ($5 million after-tax) in the second quarter of 2013 compared to a charge of $20 million ($20 million after-tax) in the second quarter of 2012.
Tax expense in the second quarter of 2013 was $63 million on income before income taxes of $256 million. Income tax expense in the second quarter of 2013 was unfavorably impacted by $8 million ($7 million after minority interest) comprised of a $5 million adjustment related to prior years and a $3 million settlement of a foreign tax audit. In addition to the discrete items noted above, in 2013 the difference between our effective tax rate and the U.S. statutory tax rate was primarily attributable to improved U.S. profitability while continuing to maintain a full valuation allowance against our net Federal and State deferred tax assets. In the second quarter of 2012, we recorded tax expense of $63 million on income before income taxes of $166 million. Income tax expense in the second quarter of 2012 was unfavorably impacted by $3 million ($2 million after minority interest) due to various discrete items.
Minority shareholders’ net income in the second quarter of 2013 was $5 million, compared to $11 million in 2012. The decrease was due primarily to decreased earnings in our joint venture in Europe.
Six Months Ended June 30, 2013 and 2012
Net sales in the first six months of 2013 were $9,747 million, decreasing $936 million, or 8.8%, from $10,683 million in the first six months of 2012. Goodyear net income was $221 million in the first six months of 2013, compared to $88 million in the first six months of 2012. Goodyear net income available to common shareholders was $206 million, or $0.79 per share, in the first six months of 2013, compared to $73 million, or $0.30 per share, in the first six months of 2012.
Net sales decreased in the first six months of 2013 due to lower tire volume of $329 million, primarily in EMEA, lower sales in other tire-related businesses of $309 million, primarily due to lower sales of chemical products in North America, unfavorable foreign currency translation of $175 million, primarily in Latin America, and lower price and product mix of $81 million, primarily in North America. Consumer and commercial net sales in the first six months of 2013 were $5,323 million and $2,002 million, respectively. Consumer and commercial net sales in the first six months of 2012 were $5,708 million and $2,128 million, respectively.
Worldwide tire unit sales in the first six months of 2013 were 79.0 million units, decreasing 3.2 million units, or 3.9%, from 82.2 million units in the first six months of 2012. Replacement tire volume decreased 3.1 million units, or 5.4%, primarily due to weak industry volumes in EMEA and North America. OE tire volume decreased 0.1 million units, or 0.5%. Consumer and commercial tire unit sales in the first six months of 2013 were 71.7 million and 6.2 million, respectively. Consumer and commercial tire unit sales in the first six months of 2012 were 74.5 million and 6.5 million, respectively.
Cost of goods sold in the first six months of 2013 was $7,786 million, decreasing $962 million, or 11.0%, from $8,748 million in the first six months of 2012. CGS decreased due to lower raw material costs of $517 million, lower tire volume of $280 million, lower costs in other tire-related businesses of $278 million, and favorable foreign currency translation of $122 million. These decreases were partially offset by increased conversion costs of $174 million and product mix-related manufacturing cost increases of $76 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of approximately $125 million due to lower production volume in North America and EMEA and inflationary cost increases. CGS in the first six months of 2013 also included accelerated depreciation of $10 million ($7 million after-tax) related to the announced plan to close one of our manufacturing facilities in Amiens, France, compared to $6 million ($4 million after-tax) in the 2012 period, primarily related to the closure of our Dalian, China manufacturing facility. CGS was 79.9% of sales in the first six months of 2013, compared to 81.9% in the first six months of 2012.
Selling, administrative and general expense in the first six months of 2013 was $1,336 million, decreasing $23 million, or 1.7%, from $1,359 million in the first six months of 2012. The decrease in SAG was due primarily to lower advertising and marketing expense of $26 million and favorable foreign currency translation of $24 million, partially offset by higher wages and benefits of $20 million, driven by higher incentive compensation expense, and other corporate costs of $7 million. SAG was 13.7% of sales in the first six months of 2013, compared to 12.7% in the first six months of 2012. SAG also included savings from rationalization plans of $16 million.
We recorded net rationalization charges of $20 million ($15 million after-tax) related to current and prior year plans in the first six months of 2013. Rationalization actions initiated in 2013 primarily consisted of manufacturing reductions in EMEA and Latin America and SAG headcount reductions in EMEA and Asia Pacific. We recorded net rationalization charges of $41 million ($35 million after-tax) in the first six months of 2012, which included $17 million of charges related to the closure of our Union City, Tennessee manufacturing facility (“Union City”). Rationalization actions initiated in the first six months of 2012 primarily consisted of SAG headcount reductions in EMEA and retail store closings in Asia Pacific.
Upon completion of the 2013 plans, we estimate that annual operating costs will be reduced by approximately $11 million ($5 million in CGS and $6 million in SAG). For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.

Interest expense in the first six months of 2013 was $187 million, increasing $3 million, or 1.6%, from $184 million in the first six months of 2012. Interest expense in the first six months of 2012 included an adjustment of $13 million of expense to correct capitalized interest recorded in prior periods. Higher average debt balances of $6,194 million in the first six months of 2013 compared to $5,533 million in the first six months of 2012 more than offset a decrease in average interest rates to 6.04% in the first six months of 2013 from 6.18% in the first six months of 2012.
Other (Income) Expense in the first six months of 2013 was $112 million of expense, compared to $129 million of expense in the first six months of 2012. Net foreign currency exchange losses in 2013 included a net loss of $115 million ($92 million after-tax) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Royalty income in the first six months of 2013 was $29 million, compared to royalty income of $19 million in the first six months of 2012. Royalty income in the first six months of 2013 included a one-time royalty of $8 million related to chemical operations. Financing fees were $27 million in the first six months of 2013 compared to $129 million in the first six months of 2012. Financing fees for the first six months of 2012 included $86 million ($86 million after-tax) in financing fees related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million was a cash premium paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount, and $24 million ($24 million after-tax) of debt issuance costs, primarily related to the amendment and restatement of our U.S. second lien term loan facility. Net gains on asset sales were $3 million ($2 million after-tax) in the first six months of 2013 compared to net gains on asset sales of $17 million ($13 million after-tax) in the 2012 period. Net gains on asset sales in 2013 related primarily to the transfer of property in Dalian, China to the Chinese government and the sale of property in North America. Net gains on asset sales in 2012 included gains on the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias tire business in Latin America. Also included in Other (Income) Expense was a charge relating to labor claims in EMEA of $5 million ($5 million after-tax) in the first six months of 2013 compared to a charge of $20 million ($20 million after-tax) in the first six months of 2012.
Tax expense in the first six months of 2013 was $82 million on income before income taxes of $306 million. Income tax expense was favorably impacted by $4 million ($5 million after minority interest) due primarily to the enactment of tax law changes. In the first six months of 2012, we recorded tax expense of $111 million on income before income taxes of $222 million. In the first six months of 2012, income tax expense was unfavorably impacted by $6 million ($5 million after minority interest) due primarily to the settlement of prior tax years. We record taxes based on overall estimated annual effective tax rates. In addition to the discrete items noted above, in 2013 the difference between our effective tax rate and the U.S. statutory tax rate was primarily attributable to improved U.S. profitability while continuing to maintain a full valuation allowance against our net Federal and State deferred tax assets, and in 2012 the difference between our effective tax rate and the U.S. statutory tax rate was primarily attributable to continuing to maintain a full valuation allowance against certain foreign jurisdictions' deferred tax assets.
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
Minority shareholders’ net income in the first six months of 2013 was $3 million, compared to net income of $23 million in 2012. The decrease was due primarily to decreased earnings in our joint venture in Europe.

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
Total segment operating income in the second quarter of 2013 was $428 million, increasing $92 million from $336 million in the second quarter of 2012. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2013 was 8.7%, compared to 6.5% in the second quarter of 2012. Total segment operating income in the first six months of 2013 was $730 million, increasing $102 million from $628 million in the first six months of 2012. Total segment operating margin in the first six months of 2013 was 7.5%, compared to 5.9% in the first six months of 2012.
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
North America

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2013	2012	Change	Change	2013	2012	Change	Change
Tire Units	14.8	15.4	(0.6)	(3.4)%	29.6	31.2	(1.6)	(4.9)%
Net Sales	$2,201	$2,451	$(250)	(10.2)%	$4,367	$4,948	$(581)	(11.7)%
Operating Income	204	188	16	8.5%	331	268	63	23.5%
Operating Margin	9.3%	7.7%			7.6%	5.4%
Three Months Ended June 30, 2013 and 2012
North America unit sales in the second quarter of 2013 decreased 0.6 million units, or 3.4%, to 14.8 million units. The decrease was due to a reduction in replacement tire volume of 0.6 million units, or 5.5%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower end consumer products. OE tire volume remained flat.
Net sales in the second quarter of 2013 were $2,201 million, decreasing $250 million, or 10.2%, from $2,451 million in the second quarter of 2012. The decrease was due primarily to lower sales in our other tire-related businesses of $116 million, driven by a decrease in the price and volume of third-party sales of chemical products. In addition, net sales decreased due to lower price and product mix of $75 million driven by the impact of lower raw material costs on pricing and lower tire volume of $57 million.
Operating income in the second quarter of 2013 was $204 million, increasing $16 million, or 8.5%, from $188 million in the second quarter of 2012. The increase in operating income was due primarily to a decline in raw material costs of $112 million, which more than offset the effect of lower price and product mix of $76 million. Operating income was positively impacted by lower SAG expenses of $10 million and higher profits in other tire-related businesses of $6 million, driven by an increase in royalty income from our chemical operations. These improvements were partially offset by increased conversion costs of $18 million, decreased volume of $10 million and higher transportation costs of $4 million. Higher conversion costs were due primarily to $40 million of increased under-absorbed overhead resulting from lower production volumes, partially offset by lower profit sharing of $13 million and pension expense of $13 million. Conversion costs and SAG expenses included net savings from rationalization plans of $7 million and $4 million, respectively.
Operating income in the second quarter of 2013 excluded net rationalization charges of $5 million and net gains on asset sales of $3 million. Operating income in the second quarter of 2012 excluded net rationalization charges of $13 million, primarily related to costs associated with the closure of Union City, and net gains on asset sales of $2 million.

Six Months Ended June 30, 2013 and 2012
North America unit sales in the first six months of 2013 decreased 1.6 million units, or 4.9%, to 29.6 million units. The decrease was due to a reduction in replacement tire volume of 1.6 million units, or 7.3%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower end consumer products. OE tire volume remained flat.
Net sales in the first six months of 2013 were $4,367 million, decreasing $581 million, or 11.7%, from $4,948 million in the first six months of 2012. The decrease was due to lower sales in our other tire-related businesses of $269 million, driven by a decrease in the price and volume of third-party sales of chemical products. In addition, net sales decreased due to lower tire volume of $162 million and lower price and product mix of $147 million driven by the impact of lower raw material costs on pricing.
Operating income in the first six months of 2013 was $331 million, increasing $63 million, or 23.5%, from $268 million in the first six months of 2012. The increase in operating income was due primarily to a decline in raw material costs of $275 million, which more than offset the effect of lower price and product mix of $124 million. Operating income was also positively impacted by lower SAG expenses of $13 million. These improvements were offset by increased conversion costs of $61 million, decreased volume of $23 million and decreases in our other tire-related businesses of $11 million. The decreased profitability of third-party sales of chemical products exceeded higher royalty income from chemical operations. Higher conversion costs were due primarily to $85 million of increased under-absorbed overhead, resulting from lower production volumes and inflationary cost increases, partially offset by lower profit sharing of $24 million and pension expense of $12 million. Conversion costs and SAG expenses each included net savings from rationalization plans of $8 million.
Operating income in the first six months of 2013 excluded net rationalization charges of $7 million and net gains on asset sales of $2 million. Operating income in the first six months of 2012 excluded net rationalization charges of $19 million, primarily related to the closure of Union City, and net gains on asset sales of $4 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2013	2012	Change	Change	2013	2012	Change	Change
Tire Units	14.6	14.2	0.4	2.5%	29.7	32.2	(2.5)	(7.9)%
Net Sales	$1,577	$1,596	$(19)	(1.2)%	$3,184	$3,534	$(350)	(9.9)%
Operating Income	51	19	32	168.4%	82	109	(27)	(24.8)%
Operating Margin	3.2%	1.2%			2.6%	3.1%
Three Months Ended June 30, 2013 and 2012
Europe, Middle East and Africa unit sales in the second quarter of 2013 increased 0.4 million units, or 2.5%, to 14.6 million units. Replacement tire volume increased 0.1 million units, or 0.6%, primarily in the commercial replacement business. OE tire volume increased 0.3 million units, or 7.3%, primarily in the consumer OE business. Unit volume reflects a general stabilization of industry volumes, at a low level, across EMEA during the quarter.
Net sales in the second quarter of 2013 were $1,577 million, decreasing $19 million, or 1.2%, from $1,596 million in the second quarter of 2012. Net sales decreased due primarily to unfavorable price and product mix of $50 million, driven primarily by the impact of lower raw material costs on pricing, and lower sales in our other tire-related businesses of $12 million, primarily in our retail operations. These decreases were partially offset by higher tire volume of $42 million.
Operating income in the second quarter of 2013 was $51 million, increasing $32 million, or 168.4%, from $19 million in the second quarter of 2012. Operating income increased due primarily to a decline in raw material costs of $69 million, which more than offset the effect of lower price and product mix of $35 million, lower SAG expenses of $19 million, primarily due to lower advertising and marketing costs, and higher tire volume of $8 million. These increases were partially offset by higher conversion costs of $16 million and lower income from our other tire-related businesses of $11 million, primarily in our retail operations. Conversion costs were negatively impacted by higher under-absorbed fixed overhead of $14 million on lower production volume. Conversion costs and SAG expenses included net savings from rationalization plans of $1 million and $3 million, respectively.
Operating income in the second quarter of 2013 excluded a charge of $5 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, a charge of $5 million related to labor claims with respect to a previously closed facility, and net rationalization charges of $3 million. Operating income in the second quarter of 2012 excluded a charge of $20 million related to labor claims with respect to a previously closed facility, net gains on asset sales of $7 million and net rationalization charges of $5 million.

Six Months Ended June 30, 2013 and 2012
Europe, Middle East and Africa unit sales in the first six months of 2013 decreased 2.5 million units, or 7.9%, to 29.7 million units. Replacement tire volume decreased 2.3 million units, or 9.8%, primarily in consumer replacement, due to economic weakness and uncertainty in the region which slowed retail demand, aggressive competition, and high trade inventory levels following weak dealer seasonal tire sales, primarily in the first quarter. OE tire volume decreased 0.2 million units, or 2.7%, due to economic weakness and uncertainty in the region and increased competition, primarily in the first quarter.
Net sales in the first six months of 2013 were $3,184 million, decreasing $350 million, or 9.9%, from $3,534 million in the first six months of 2012. Net sales decreased due primarily to lower tire volume of $249 million, unfavorable price and product mix of $38 million, driven primarily by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $36 million, and lower sales in our other tire-related businesses of $27 million, primarily in our retail operations.
Operating income in the first six months of 2013 was $82 million, decreasing $27 million, or 24.8%, from $109 million in the first six months of 2012. Operating income decreased due primarily to higher conversion costs of $49 million, lower tire volume of $47 million, lower income from our other tire-related businesses of $12 million, primarily in our retail operations, and higher transportation costs of $7 million. These decreases were partially offset by a decline in raw material costs of $158 million, which more than offset the effect of lower price and product mix of $97 million, and lower SAG expenses of $31 million, primarily due to lower advertising and marketing costs. Conversion costs were negatively impacted by higher under-absorbed fixed overhead of $42 million on lower production volume. Conversion costs and SAG expenses included net savings from rationalization plans of $1 million and $3 million, respectively.
Operating income in the first six months of 2013 excluded a charge of $10 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, net rationalization charges of $6 million, a charge of $5 million related to labor claims with respect to a previously closed facility, and a net loss on asset sales of $2 million. Operating income in the first six months of 2012 excluded a charge of $20 million related to labor claims with respect to a previously closed facility, net rationalization charges of $10 million and net gains on asset sales of $8 million.
The announced exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities are expected to improve EMEA operating income by approximately $75 million annually following the closure. As the required consultation process is ongoing, we are not able to currently estimate the timing of plan completion.
Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2013	2012	Change	Change	2013	2012	Change	Change
Tire Units	4.5	4.3	0.2	4.1%	9.0	8.6	0.4	4.6%
Net Sales	$531	$503	$28	5.6%	$1,044	$1,024	$20	2.0%
Operating Income	82	58	24	41.4%	142	113	29	25.7%
Operating Margin	15.4%	11.5%			13.6%	11.0%
Three Months Ended June 30, 2013 and 2012
Latin America unit sales in the second quarter of 2013 increased 0.2 million units, or 4.1%, to 4.5 million units. Replacement tire volume increased 0.2 million units, or 8.8%, due primarily to our volume improvements exceeding increased industry volumes. Replacement tire volume in the second quarter of 2012 included 0.2 million units from our bias truck tire business in certain countries, which was sold in May 2012. OE tire volume remained essentially flat.
Net sales in the second quarter of 2013 were $531 million, increasing $28 million, or 5.6%, from $503 million in the second quarter of 2012. Net sales increased primarily due to improved price and product mix of $70 million, higher volume of $25 million, and higher sales in other tire-related businesses of $9 million. These increases were partially offset by unfavorable foreign currency translation of $50 million, mainly in Brazil and Venezuela, and $26 million related to the sale of the bias truck tire business in 2012.
Operating income in the second quarter of 2013 was $82 million, increasing $24 million, or 41.4%, from $58 million in the second quarter of 2012. Operating income increased primarily due to improved price and product mix of $52 million, lower raw material costs of $12 million, and higher tire volume of $6 million. These increases were partially offset by higher conversion costs of $22 million, unfavorable foreign currency translation of $9 million, higher SAG expenses of $8 million, and lower profits on intersegment sales of $5 million. Conversion costs were negatively impacted by overall inflation, including wages and benefits.

The increase in SAG expenses is due primarily to overall inflation, including wages and benefits, and higher warehousing expenses. SAG expenses included savings from rationalization plans of $3 million.
Operating income in the second quarter of 2013 excluded net rationalization charges of $2 million and net losses on asset sales of $1 million. Operating income in the second quarter of 2012 excluded gains on asset sales of $3 million.
Six Months Ended June 30, 2013 and 2012
Latin America unit sales in the first six months of 2013 increased 0.4 million units, or 4.6%, to 9.0 million units. Replacement tire volume increased 0.5 million units, or 9.7%, due primarily to our volume improvements exceeding increased industry volumes. Replacement tire volume in the first six months of 2012 included 0.4 million units from our bias truck tire business in certain countries, which was sold in May 2012. OE tire volume remained essentially flat.
Net sales in the first six months of 2013 were $1,044 million, increasing $20 million, or 2.0%, from $1,024 million in the first six months of 2012. Net sales increased primarily due to improved price and product mix of $129 million, higher volume of $49 million, and higher sales in other tire-related businesses of $14 million. These increases were partially offset by unfavorable foreign currency translation of $112 million, mainly in Brazil and Venezuela, and $60 million related to the sale of the bias truck tire business in 2012.
Operating income in the first six months of 2013 was $142 million, increasing $29 million, or 25.7%, from $113 million in the first six months of 2012. Operating income increased primarily due to improved price and product mix of $97 million, lower raw material costs of $16 million, and higher tire volume of $12 million. These increases were partially offset by higher conversion costs of $55 million, unfavorable foreign currency translation of $20 million, higher SAG expenses of $10 million, and lower profits on intersegment sales of $8 million. Conversion costs were negatively impacted by overall inflation, including wages and benefits. The increase in SAG expenses is due primarily to overall inflation, including wages and benefits, and higher warehousing expenses. SAG expenses included savings from rationalization plans of $6 million.
Operating income in the first six months of 2013 excluded net rationalization charges of $2 million. In addition, a first quarter foreign currency exchange loss of $115 million related to the devaluation of the Venezuelan bolivar fuerte is excluded from Latin America and total company segment operating income in 2013. Operating income in the first six months of 2012 excluded net gains on asset sales of $3 million and net rationalization charges of $2 million.
Goodyear Venezuela contributed a significant portion of Latin America's sales and operating income in 2012. Latin America's results in the first quarter of 2013 were negatively impacted by the February 2013 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Our business has stabilized in the second quarter of 2013; however, the continuing economic uncertainty in Venezuela may adversely impact Latin America's current year segment operating income as compared to 2012. For further information see “Note to the Consolidated Financial Statements No. 3, Other (Income) Expense,” and “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in this Form 10-Q and “Item 1. Business — Recent Developments — Venezuelan Currency Devaluation,” “Item 1A. Risk Factors,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in our 2012 Form 10-K.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2013	2012	Change	Change	2013	2012	Change	Change
Tire Units	5.6	5.3	0.3	5.3%	10.7	10.2	0.5	5.0%
Net Sales	$585	$600	$(15)	(2.5)%	$1,152	$1,177	$(25)	(2.1)%
Operating Income	91	71	20	28.2%	175	138	37	26.8%
Operating Margin	15.6%	11.8%			15.2%	11.7%
Three Months Ended June 30, 2013 and 2012
Asia Pacific unit sales in the second quarter of 2013 increased 0.3 million units, or 5.3%, to 5.6 million units. Replacement tire volume increased 0.2 million units, or 6.3%, and OE tire volume increased 0.1 million units, or 4.0%. The increase in unit volume throughout much of the region was partially offset by declines in consumer volume in Australia as a result of a continued weak economic environment and in India due primarily to slowing economic conditions.
Net sales in the second quarter of 2013 were $585 million, decreasing $15 million, or 2.5%, from $600 million in the second quarter of 2012. Net sales decreased due primarily to unfavorable price and product mix of $20 million, driven primarily by the impact of lower raw material costs on pricing, lower sales in other tire-related businesses of $12 million, primarily in our retail operations, and unfavorable foreign currency translation of $10 million driven by the depreciation of the Australian dollar and Indian rupee. These decreases were partially offset by higher volumes of $25 million.
Operating income in the second quarter of 2013 was $91 million, increasing $20 million, or 28.2%, from $71 million in the second quarter of 2012. Operating income increased due primarily to lower raw material costs of $37 million, which more than offset the effect of lower price and product mix of $26 million, lower start-up expenses for our new manufacturing facility in Pulandian, China of $9 million, higher volume of $7 million, and lower SAG expenses of $3 million, primarily relating to advertising expenses. These increases were partially offset by higher conversion costs of $5 million, unfavorable foreign currency translation of $4 million and lower income from other tire-related businesses of $2 million.
Operating income in the second quarter of 2013 excluded net rationalization charges of $3 million and net gains on asset sales of $3 million. Operating income in the second quarter of 2012 excluded net rationalization charges of $8 million and charges for accelerated depreciation of $4 million.
Six Months Ended June 30, 2013 and 2012
Asia Pacific unit sales in the first six months of 2013 increased 0.5 million units, or 5.0%, to 10.7 million units. Replacement tire volume increased 0.3 million units, or 5.4%, and OE tire volume increased 0.2 million units, or 4.4%. The increase in unit volume throughout much of the region and recovery from the Thailand flooding, which negatively impacted 2012 volume, was partially offset by declines in consumer volume in Australia as a result of a continued weak economic environment and in India due primarily to slowing economic conditions.
Net sales in the first six months of 2013 were $1,152 million, decreasing $25 million, or 2.1%, from $1,177 million in the first six months of 2012. Net sales decreased due primarily to lower sales in other tire-related businesses of $27 million, primarily in our retail operations, unfavorable price and product mix of $25 million, driven primarily by the impact of lower raw material costs on pricing, and unfavorable foreign currency translation of $24 million, driven by depreciation of the Australian dollar and Indian rupee. These decreases were partially offset by higher volumes of $50 million.
Operating income in the first six months of 2013 was $175 million, increasing $37 million, or 26.8%, from $138 million in the first six months of 2012. Operating income increased due primarily to lower raw material costs of $68 million, which more than offset the effect of lower price and product mix of $33 million, lower start-up expenses related to our new manufacturing facility in China of $12 million, higher volume of $9 million, and insurance recoveries related to the fourth quarter 2011 Thailand flood of $7 million. These increases were partially offset by higher conversion costs of $9 million, lower income from other tire-related businesses of $7 million, primarily in our retail operations, and unfavorable foreign currency translation of $7 million.
In the first six months of 2013, on a consolidated basis, we recorded a $9 million net benefit ($6 million after-tax), which included $7 million in Asia Pacific, due to insurance recoveries for the fourth quarter 2011 flood in Thailand.
In 2013, start-up expenses at our new manufacturing facility in Pulandian, China are anticipated to be $20 million to $30 million lower as compared to 2012.
Operating income in the first six months of 2013 excluded net rationalization charges of $5 million and net gains on asset sales of $3 million. Operating income in the first six months of 2012 excluded net rationalization charges of $10 million and charges for accelerated depreciation of $6 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
In the second quarter of 2013, we continued to experience weak, but stabilizing, industry conditions in developed markets as the economic recovery continued to be impacted by high levels of unemployment.
In the first quarter of 2013, we completed the sale of our $900 million 6.5% senior notes due 2021, generating net proceeds of approximately $885 million after underwriting discounts, commissions and offering costs. We used substantially all of the net proceeds from the sale of those notes to fund contributions to our frozen U.S. pension plans.
At June 30, 2013, we had $2,564 million in Cash and cash equivalents, compared to $2,281 million at December 31, 2012. For the six months ended June 30, 2013, net cash used by operating activities was $462 million due primarily to pension contributions and direct payments of $993 million and cash used for working capital of $221 million, which exceeded net income, before depreciation expense and other non-cash charges. Net cash used by investing activities was $502 million driven primarily by capital expenditures of $493 million. Net cash provided by financing activities was $1,420 million primarily driven by net borrowings of $1,454 which included net proceeds of $885 million from the first quarter 2013 issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021.
At June 30, 2013, we had $2,421 million of unused availability under our various credit agreements, compared to $2,949 million at December 31, 2012. The table below presents unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2013	2012
First lien revolving credit facility	$1,147	$1,239
European revolving credit facility	512	519
Chinese credit facilities	—	57
Pan-European accounts receivable facility	—	156
Other domestic and international debt	326	531
Notes payable and overdrafts	436	447
	$2,421	$2,949

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
Changes in general interest rates and corporate (AA or better) credit spreads impact the discount rate used to determine our U.S. pension liability. In the first quarter of 2013, substantially all of our U.S. pension plans entered into short term zero cost interest rate option strategies in order to significantly reduce the volatility of our U.S. pension plan funded status. Following this, as noted above, we fully funded our frozen U.S. pension plans, changed their target asset allocation to a portfolio of substantially all fixed income securities and measured the liabilities and assets of those plans at February 28, 2013. December 31, 2012 remained the measurement date for our other U.S. pension plans. If general interest rates were to decrease in parallel (i.e., across all maturities) from these measurement points, the actions described above would mitigate a portion of the impact of the expected increase in our U.S. pension benefit obligation. For example, a 0.50% decrease in general interest rates would mitigate approximately 85%

of the expected increase in the U.S. pension benefit obligation and a 1.00% decrease would mitigate approximately 75% of the expected increase. If general interest rates were to increase in parallel from these measurement points, the actions described above would limit the benefit of higher interest rates on our U.S. pension benefit obligation to the extent those interest rates increase beyond specified levels. For example, a 0.50% increase in general interest rates would result in approximately a 35% offset to the expected decrease in the U.S. pension benefit obligation, a 1.00% increase would result in approximately a 40% offset and a 1.50% increase would result in approximately a 50% offset.
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
We expect our 2013 investing cash flow needs to include capital expenditures of approximately $1.1 billion, interest expense to range between $395 million to $415 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $29 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2013, approximately $608 million of net assets, including $456 million of cash and cash equivalents, were subject to such requirements, including $324 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.

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
Beginning February 13, 2013, we have used the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar to settle substantially all foreign currency transactions in Venezuela. If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations. At June 30, 2013, we had bolivar fuerte denominated monetary assets of $394 million which consisted primarily of $324 million of cash, $28 million of deferred tax assets and $28 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $154 million which consisted primarily of $86 million of intercompany payables, including $41 million of dividends, $22 million of accounts payable - trade, $20 million of long term benefits, and $12 million of compensation and benefits. At December 31, 2012, we had bolivar fuerte denominated monetary assets of $446 million which consisted primarily of $398 million of cash, $22 million of deferred tax assets and $10 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $202 million which consisted primarily of $112 million of intercompany payables, including $59 million of dividends, $37 million of accounts payable - trade, $24 million of long term benefits, $10 million of compensation and benefits and $4 million of income taxes payable. All monetary assets and liabilities were remeasured at 6.3 and 4.3 bolivares fuertes to the U.S. dollar at June 30, 2013 and December 31, 2012, respectively.
Goodyear Venezuela’s sales were 2.2% and 1.6% of our net sales for the three months ended June 30, 2013 and 2012, respectively and were 2.1% and 1.6% of our net sales for the six months ended June 30, 2013 and 2012, respectively. Goodyear Venezuela’s cost of goods sold were 2.0% and 1.4% of our cost of goods sold for the three months ended June 30, 2013 and 2012, respectively, and were 2.0% and 1.3% of our cost of goods sold for the six months ended June 30, 2013 and 2012, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 65% bolivar fuerte denominated and approximately 35% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and cost of goods sold by approximately $37 million and approximately $18 million, respectively, on an annual basis, before any potential offsetting actions.
During the six months ended June 30, 2013, Goodyear Venezuela settled $49 million and $1 million, respectively, of U.S. dollar-denominated intercompany payables and accounts payable - trade. For the six months ended June 30, 2013, approximately 27% and 73% of those payables were settled at the official exchange rate of 4.3 and 6.3 bolivares fuertes to the U.S. dollar, respectively. At June 30, 2013, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were approximately $164 million, of which approximately $40 million are expected to be settled at 4.3 bolivares fuertes to the U.S. dollar and approximately $124 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At June 30, 2013, approximately $22 million of the requested settlements were pending up to 180 days, approximately $55 million were pending from 180 to 360 days and approximately $87 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $17 million, amounts pending from 180 to 360 days include imported tires and raw materials of $54 million, and amounts pending over one year include dividends payable of $41 million, intercompany charges for royalties of $12 million, and imported tires of $10 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
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
Operating Activities
Net cash used in operating activities was $462 million in the first six months of 2013, compared to $451 million in the first six months of 2012. Operating cash flows were unfavorably impacted by increased pension contributions of $766 million, partially offset by a reduction in the cash used to fund seasonal working capital needs of $547 million. Increased earnings of $113 million also benefited operating cash flows, despite a first quarter 2013 non-cash charge of $115 million for the devaluation of the

Venezuelan bolivar fuerte. The increase in pension contributions was due primarily to first quarter 2013 discretionary contributions of $834 million to fully fund our frozen U.S. pension plans. The decrease in cash used for working capital in 2013 was primarily due to reduced sales and production levels, primarily in North America and EMEA, lower raw material costs and improved payment terms from vendors.
Investing Activities
Net cash used in investing activities was $502 million in the first six months of 2013, compared to $512 million in the first six months of 2012. Capital expenditures were $493 million in the first six months of 2013, compared to $490 million in the first six months of 2012. Beyond expenditures required to sustain our facilities, capital expenditures in 2013 primarily related to expansion of manufacturing capacity in Japan, Brazil and Chile. Expenditures in 2012 primarily related to expansion of manufacturing capacity in China and Chile.
Financing Activities
Net cash provided by financing activities was $1,420 million in the first six months of 2013, compared to $343 million in the first six months of 2012. Financing activities in 2013 included net borrowings of $1,454 million used to fully fund our frozen U.S. pension plans and to fund working capital needs and capital expenditures. Net borrowings in 2013 included net proceeds of $885 million from the first quarter issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021 and borrowings of approximately $559 million under various other credit facilities.
Credit Sources
In aggregate, we had total credit arrangements of $9,286 million available at June 30, 2013, of which $2,421 million were unused, compared to $8,387 million available at December 31, 2012, of which $2,949 million were unused. At June 30, 2013, we had long term credit arrangements totaling $8,771 million, of which $1,985 million were unused, compared to $7,837 million and $2,501 million, respectively, at December 31, 2012. At June 30, 2013, we had short term committed and uncommitted credit arrangements totaling $515 million, of which $436 million were unused, compared to $550 million and $448 million, respectively, at December 31, 2012. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
See Note 7, Financing Arrangements and Derivative Financial Instruments, for a discussion of the issuance of our $900 million 6.5% senior notes due 2021 in the first quarter of 2013.
Outstanding Notes
At June 30, 2013, we had $3,336 million of outstanding notes, compared to $2,440 million at December 31, 2012.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2012 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility initially bear interest at LIBOR plus 150 basis points, based on our current liquidity. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2013, our borrowing base, and therefore our availability, under the facility was $459 million below the facility's stated amount of $2.0 billion.
At June 30, 2013 and December 31, 2012, we had no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $394 million at June 30, 2013 and $407 million at December 31, 2012.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. At June 30, 2013 and December 31, 2012, this facility was fully drawn.
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
At June 30, 2013 and December 31, 2012, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $10 million (€7 million) at June 30, 2013 and December 31, 2012.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in financial condition since December 31, 2011 under the first lien facility and December 31, 2010 under the European facility. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below, the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2012 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
International Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Availability under this facility is based on eligible receivable balances. The facility is subject to the customary renewal of its back-up liquidity commitments, which expire on October 17, 2014.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2013, the amounts available and utilized under this program totaled $345 million (€265 million). At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long term debt and capital leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $87 million (95 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At June 30, 2013, the amounts available and utilized under this program were $57 million. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At June 30, 2013, the gross amount of receivables sold was $282 million, compared to $243 million at December 31, 2012.

Vendor Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. At June 30, 2013 and December 31, 2012, agreements for such vendor financing programs totaled approximately $400 million.
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
We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of June 30, 2013, our availability under this facility of $1,147 million, plus our Available Cash of $1,218 million, totaled $2.4 billion, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2013, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at June 30, 2013 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At June 30, 2013, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2013, 36% of our debt was at variable interest rates averaging 5.57%.
The following table presents information about long term fixed rate debt, excluding capital leases, at June 30, 2013:

(In millions)
Carrying amount — liability	$4,072
Fair value — liability	4,213
Pro forma fair value — liability	4,354

The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2013, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at June 30, 2013:

(In millions)
Fair value — asset (liability)	$6
Pro forma decrease in fair value	150
Contract maturities	7/13-6/14

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2013, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at June 30, 2013 as follows:

(In millions)
Accounts receivable	$20
Other Current Liabilities	(14)

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We are undertaking a phased implementation of enterprise resource planning systems in our Latin America SBU, which are expected to be completed in 2014. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2013, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,500 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2013, approximately 900 new claims were filed against us and approximately 400 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2013 was $5 million and $10 million, respectively. At June 30, 2013, there were approximately 74,000 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
Brazilian Tax Assessments

We received assessments from the State of Sao Paulo, Brazil in December 2010 for allegedly improperly taking tax credits for value-added taxes paid to suppliers of natural rubber during the period from January 2006 to October 2009. These assessments, including interest and penalties, totaled 88 million Brazilian real (approximately $39 million). In the second quarter of 2013, we paid 51 million Brazilian real ($23 million) pursuant to a special payment program offered by the State of Sao Paulo in satisfaction of these assessments.
Greek Labor Cases
In a series of cases, approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. Following extensive litigation at all levels of the Greek courts and the European Court of Justice over the past 16 years, the Greek Court of Appeal issued judgments in September and October 2012 affirming Goodyear Dunlop Greece's liability to pay salaries in arrears with respect to the 5-1/2 year period following the plant closure and permitting a reduction in the amount of that liability to the extent of severance payments previously paid to the former employees. Goodyear Dunlop Greece appealed those judgments to the Greek Supreme Court. In May 2013, the Greek Supreme Court ruled that incomes earned in other capacities should have been deducted from the award of salaries in arrears and remanded the case to the Court of Appeals for further proceedings consistent with its ruling. On July 17, 2013, Goodyear Dunlop Greece settled the claims for salaries in arrears, interest and related payroll and other taxes with respect to the seven month period immediately following the plant closure for approximately €2 million ($2 million).
Goodyear Dunlop Greece's liability with respect to these judgments is currently estimated to be up to approximately €37 million ($48 million), which includes salaries in arrears, interest and related payroll taxes. In addition, Goodyear Dunlop Greece may be required to pay social security contributions up to €25 million ($33 million) related to any salaries in arrears it must ultimately pay. The Greek Social Security Organization, or IKA, has issued payment notifications in respect of certain of its claims for social security contributions. In March 2013, the former employees filed a separate claim for severance payments totaling approximately €12 million ($16 million). Goodyear Dunlop Greece is vigorously defending these cases, the ultimate outcome of which cannot be predicted at this time.
Reference is made to Item 3 of Part I of our 2012 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in our 2012 Form 10-K for a discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2013. These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
4/1/13-4/30/13	—	$—	—	—
5/1/13-5/31/13	20,075	15.35	—	—
6/1/13-6/30/13	4,169	15.42	—	—
Total	24,244	$15.36	—	—

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 30, 2013	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2013
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

3	Articles of Incorporation and By-Laws

(a)	Code of Regulations of the Company, adopted November 22, 1955, and as most recently amended on April 15, 2013.	3.1

10	Material Contracts

(a)	2013 Performance Plan of the Company, adopted April 15, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).

(b)	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 6, 2013, File No. 1-1927).

(c)
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 6, 2013, File No. 1-1927).

(d)	Form of Amendment to Grant Agreement for Executive Performance Plan.	10.1

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101