Form 10-Q
period 2013-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2013-10-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2013:	246,897,295

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Net Sales	$5,002	$5,264	$14,749	$15,947
Cost of Goods Sold	3,946	4,315	11,732	13,063
Selling, Administrative and General Expense	686	652	2,022	2,011
Rationalizations (Note 2)	21	26	41	67
Interest Expense	100	86	287	270
Other (Income) Expense (Note 3)	—	(1)	112	128
Income before Income Taxes	249	186	555	408
United States and Foreign Taxes (Note 4)	54	53	136	164
Net Income	195	133	419	244
Less: Minority Shareholders’ Net Income	22	16	25	39
Goodyear Net Income	173	117	394	205
Less: Preferred Stock Dividends	7	7	22	22
Goodyear Net Income available to Common Shareholders	$166	$110	$372	$183
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$0.67	$0.45	$1.51	$0.75
Weighted Average Shares Outstanding (Note 5)	246	245	246	245
Diluted	$0.62	$0.41	$1.43	$0.73
Weighted Average Shares Outstanding (Note 5)	278	281	276	281

Cash Dividends Declared Per Common Share	$0.05	—	$0.05	—
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net Income	$195	$133	$419	$244
Other Comprehensive Income:
Foreign currency translation, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	39	73	(116)	52
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	—	—	1	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $1 and $8 in 2013 ($2 and $6 in 2012)	54	52	174	158
Decrease (increase) in net actuarial losses, net of tax of $0 and $2 in 2013 ($0 and $7 in 2012)	—	(12)	124	13
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	1	9	2	9
Prior service credit from plan amendments, net of tax of $0 and $0 in 2013 ($5 and $3 in 2012)	—	77	—	73
Deferred derivative gains (losses), net of tax of $0 and $1 in 2013 ($0 and $0 in 2012)	(5)	(4)	1	(2)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $1 in 2013 ($(1) and $(3) in 2012)	1	(5)	2	(7)
Unrealized investment gains (losses), net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	(3)	(3)	12	—
Other Comprehensive Income	87	187	200	296
Comprehensive Income	282	320	619	540
Less: Comprehensive Income Attributable to Minority Shareholders	41	36	28	52
Goodyear Comprehensive Income	$241	$284	$591	$488
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	September 30,	December 31,
	2013	2012
Assets:
Current Assets:
Cash and Cash Equivalents	$2,500	$2,281
Accounts Receivable, less Allowance — $106 ($99 in 2012)	3,254	2,563
Inventories:
Raw Materials	616	743
Work in Process	172	169
Finished Products	2,156	2,338
	2,944	3,250
Prepaid Expenses and Other Current Assets	371	404
Total Current Assets	9,069	8,498
Goodwill	660	664
Intangible Assets	138	140
Deferred Income Taxes	190	186
Other Assets	550	529
Property, Plant and Equipment, less Accumulated Depreciation — $9,151 ($8,991 in 2012)	7,065	6,956
Total Assets	$17,672	$16,973

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,084	$3,223
Compensation and Benefits (Notes 9 and 10)	794	719
Other Current Liabilities	1,130	1,182
Notes Payable and Overdrafts (Note 7)	44	102
Long Term Debt and Capital Leases due Within One Year (Note 7)	132	96
Total Current Liabilities	5,184	5,322
Long Term Debt and Capital Leases (Note 7)	6,366	4,888
Compensation and Benefits (Notes 9 and 10)	3,111	4,340
Deferred and Other Noncurrent Income Taxes	273	264
Other Long Term Liabilities	995	1,000
Total Liabilities	15,929	15,814

Commitments and Contingent Liabilities (Note 11)

Minority Shareholders’ Equity (Note 1)	540	534

Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2012), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 247 million (245 million in 2012) after deducting 4 million treasury shares (6 million in 2012)	247	245
Capital Surplus	2,838	2,815
Retained Earnings	1,730	1,370
Accumulated Other Comprehensive Loss	(4,363)	(4,560)
Goodyear Shareholders’ Equity	952	370
Minority Shareholders’ Equity — Nonredeemable	251	255
Total Shareholders’ Equity	1,203	625
Total Liabilities and Shareholders’ Equity	$17,672	$16,973
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$419	$244
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	539	513
Amortization and Write-Off of Debt Issuance Costs	13	64
Net Rationalization Charges (Note 2)	41	67
Rationalization Payments	(60)	(66)
Net (Gains) Losses on Asset Sales (Note 3)	(6)	(22)
Pension Contributions and Direct Payments	(1,072)	(490)
Venezuela Currency Devaluation (Note 3)	115	—
Customer Prepayments and Government Grants	32	94
Insurance Proceeds	17	39
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(728)	(729)
Inventories	249	257
Accounts Payable — Trade	(26)	(432)
Compensation and Benefits	215	169
Other Current Liabilities	(12)	70
Other Assets and Liabilities	(34)	(107)
Total Cash Flows from Operating Activities	(298)	(329)
Cash Flows from Investing Activities:
Capital Expenditures	(734)	(788)
Asset Dispositions (Note 3)	8	14
Government Grants Received	6	2
Decrease (Increase) in Restricted Cash	3	(17)
Short Term Securities Acquired	(89)	(25)
Short Term Securities Redeemed	81	10
Other Transactions	—	4
Total Cash Flows from Investing Activities	(725)	(800)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	30	74
Short Term Debt and Overdrafts Paid	(89)	(89)
Long Term Debt Incurred	2,152	3,042
Long Term Debt Paid	(660)	(2,322)
Common Stock Issued	15	1
Preferred Stock Dividends Paid (Note 12)	(22)	(22)
Transactions with Minority Interests in Subsidiaries	(10)	(23)
Debt Related Costs and Other Transactions	(16)	(63)
Total Cash Flows from Financing Activities	1,400	598
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(158)	16
Net Change in Cash and Cash Equivalents	219	(515)
Cash and Cash Equivalents at Beginning of the Period	2,281	2,772
Cash and Cash Equivalents at End of the Period	$2,500	$2,257
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
Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2013.
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.
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
Effective with our 2013 annual impairment test, we adopted an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. We assess goodwill and intangible assets with indefinite useful lives for impairment annually as of July 31. The adoption of this standards update at July 31, 2013 did not have an impact on our consolidated financial statements.
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

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. The following table shows the roll forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2012	$229	$23	$252
2013 Charges	32	20	52
Reversed to the Statements of Operations	(6)	(5)	(11)
Incurred, Net of Foreign Currency Translation of $(2) million and $(2) million, respectively	(37)	(23)	(60)
Balance at September 30, 2013	$218	$15	$233

Rationalization actions initiated in 2013 consisted primarily of manufacturing headcount reductions in Europe, Middle East and Africa (“EMEA”) and Latin America and selling, administrative and general expense (“SAG”) headcount reductions in Asia Pacific and EMEA.
The accrual balance of $233 million at September 30, 2013 is expected to be substantially utilized within the next 12 months and includes $177 million relating to plans associated with the announced closure of one of our manufacturing facilities in Amiens, France.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current Year Plans
Associate Severance and Other Related Costs	$11	$21	$16	$29
Other Exit and Non-Cancelable Lease Costs	2	—	2	10
Current Year Plans - Net Charges	$13	$21	$18	$39

Prior Year Plans
Associate Severance and Other Related Costs	$3	$1	$9	$11
Other Exit and Non-Cancelable Lease Costs	5	4	14	17
Prior Year Plans - Net Charges	8	5	23	28
Total Net Charges	$21	$26	$41	$67

Asset Write-off and Accelerated Depreciation Charges	$5	$13	$15	$19

Substantially all of the new charges for the three and nine months ended September 30, 2013 and 2012 related to future cash outflows. Net charges for the three and nine months ended September 30, 2013 included reversals of $4 million and $11 million, respectively, and net charges for the nine months ended September 30, 2012 included reversals of $2 million for actions no longer needed for their originally intended purposes.
Approximately 400 associates will be released under plans initiated in 2013, of which approximately 200 associates have been released as of September 30, 2013. In total, approximately 1,600 associates remain to be released under rationalization plans, including approximately 1,200 associates related to the announced plan to exit the farm tire business and close one of our facilities in Amiens, France.
Accelerated depreciation charges for the three and nine months ended September 30, 2013 related primarily to property and equipment in one of our facilities in Amiens, France. Accelerated depreciation charges for the three and nine months ended September 30, 2012 were primarily related to property and equipment in our Dalian, China manufacturing facility. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net foreign currency exchange (gains) losses	$(2)	$3	$116	$20
Financing fees and financial instruments	14	14	41	143
Royalty income	(10)	(10)	(39)	(29)
Interest income	(6)	(4)	(18)	(12)
General and product liability — discontinued products	4	3	12	5
Net (gains) losses on asset sales	(3)	(5)	(6)	(22)
Miscellaneous	3	(2)	6	23
	$—	$(1)	$112	$128

Net foreign currency exchange losses in the first nine months of 2013 were $116 million, which included a net loss of $115 million resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar, compared to net losses of $20 million in the first nine months of 2012. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. In the first quarter of 2013, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela. We also recorded a one-time subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official subsidy exchange rate of 4.3 bolivares fuertes per U.S. dollar applicable to certain import purchases prior to the devaluation date. A portion of this subsidy will reduce cost of goods sold in periods when the related inventory is sold.
Financing fees in the first nine months of 2013 were $41 million, compared to $143 million in the first nine months of 2012. Financing fees in 2012 included charges of $24 million for debt issuance costs primarily related to the amendment and restatement of our U.S. second lien term loan facility, and $86 million related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to cash premiums paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. Financing fees and financial instruments also include the amortization of deferred financing fees, commitment fees and other charges incurred in connection with financing transactions.
Royalty income in the nine months ended September 30, 2013 was $39 million, compared to royalty income of $29 million in the nine months ended September 30, 2012. Royalty income in 2013 includes a one-time royalty of $8 million related to our chemical operations. Royalty income is derived primarily from licensing arrangements related to divested businesses.
Interest income consists primarily of amounts earned on cash deposits. General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.
Net gains on asset sales were $6 million for the first nine months of 2013, compared to net gains of $22 million for the first nine months of 2012. Net gains on asset sales in 2013 include gains on the transfer of property in Dalian, China to the Chinese government and the sale of property in North America. Net gains on asset sales in 2012 included sales of property in North America, a gain on the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias tire business in Latin America.
Miscellaneous expense in the nine months ended September 30, 2013 and 2012 includes charges of $6 million and $20 million, respectively, related to labor claims in EMEA.

NOTE 4. INCOME TAXES
In the third quarter of 2013, we recorded tax expense of $54 million on income before income taxes of $249 million. For the first nine months of 2013, we recorded tax expense of $136 million on income before income taxes of $555 million. Income tax expense for the first nine months of 2013 was favorably impacted by $5 million due primarily to recently enacted law changes. In the third quarter of 2012, we recorded tax expense of $53 million on income before income taxes of $186 million. Income tax expense in the third quarter of 2012 was unfavorably impacted by $4 million due primarily to an enacted tax law change. For the first nine months of 2012, we recorded tax expense of $164 million on income before income taxes of $408 million. Income tax expense for the first nine months of 2012 was unfavorably impacted by $10 million of various discrete items.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Earnings per share — basic:
Goodyear net income	$173	$117	$394	$205
Less: Preferred stock dividends	7	7	22	22
Goodyear net income available to common shareholders	$166	$110	$372	$183
Weighted average shares outstanding	246	245	246	245
Earnings per common share — basic	$0.67	$0.45	$1.51	$0.75

Earnings per share — diluted:
Goodyear net income	$173	$117	$394	$205
Less: Preferred stock dividends	—	—	—	—
Goodyear net income available to common shareholders	$173	$117	$394	$205
Weighted average shares outstanding	246	245	246	245
Dilutive effect of mandatory convertible preferred stock	27	34	27	34
Dilutive effect of stock options and other dilutive securities	5	2	3	2
Weighted average shares outstanding — diluted	278	281	276	281
Earnings per common share — diluted	$0.62	$0.41	$1.43	$0.73

Weighted average shares outstanding - diluted for the three and nine months ended September 30, 2013 excludes approximately 4 million and 5 million equivalent shares, respectively, and for both the three and nine months ended September 30, 2012 excludes approximately 11 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Sales:
North America	$2,186	$2,404	$6,553	$7,352
Europe, Middle East and Africa	1,752	1,748	4,936	5,282
Latin America	527	520	1,571	1,544
Asia Pacific	537	592	1,689	1,769
Net Sales	$5,002	$5,264	$14,749	$15,947
Segment Operating Income:
North America	$161	$130	$492	$398
Europe, Middle East and Africa	115	105	197	214
Latin America	89	49	231	162
Asia Pacific	66	64	241	202
Total Segment Operating Income	431	348	1,161	976
Less:
Rationalizations	21	26	41	67
Interest expense	100	86	287	270
Other (income) expense	—	(1)	112	128
Asset write-offs and accelerated depreciation	5	13	15	19
Corporate incentive compensation plans	34	25	79	47
Intercompany profit elimination	5	(12)	5	(11)
Retained expenses of divested operations	7	3	17	12
Other	10	22	50	36
Income before Income Taxes	$249	$186	$555	$408

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, net (gains) losses on asset sales, as described in Note 3, Other (Income) Expense, and asset write-offs and accelerated depreciation are not (credited) charged to the strategic business units (“SBUs”) for performance evaluation purposes, but were attributable to the SBUs as follows:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Rationalizations:
North America	$1	$9	$8	$28
Europe, Middle East and Africa	9	8	15	18
Latin America	2	—	4	2
Asia Pacific	9	9	14	19
Total Segment Rationalizations	$21	$26	$41	$67

Net (Gains) Losses on Asset Sales:
North America	$(2)	$(3)	$(4)	$(7)
Europe, Middle East and Africa	—	—	2	(8)
Latin America	—	(1)	—	(4)
Asia Pacific	(1)	(1)	(4)	(1)
Total Segment Asset Sales	(3)	(5)	(6)	(20)
Corporate	—	—	—	(2)
	$(3)	$(5)	$(6)	$(22)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$5	$—	$15	$—
Asia Pacific	—	13	—	19
Total Segment Asset Write-offs and Accelerated Depreciation	$5	$13	$15	$19

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2013, we had total credit arrangements of $9,250 million, of which $2,374 million were unused. At that date, 37% of our debt was at variable interest rates averaging 5.36%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2013, we had short term committed and uncommitted credit arrangements totaling $424 million, of which $380 million were unused. These arrangements are available primarily to certain of our international subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2013	2012
Notes payable and overdrafts	$44	$102
Weighted average interest rate	4.31%	4.29%
Long term debt and capital leases due within one year
Other domestic and international debt (including capital leases)	$132	$96
Weighted average interest rate	5.90%	6.88%
Total obligations due within one year	$176	$198

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2013, we had long term credit arrangements totaling $8,826 million, of which $1,993 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2013		December 31, 2012
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$338		$330
8.25% due 2020	995		994
8.75% due 2020	267		266
6.5% due 2021	900		—
7% due 2022	700		700
7% due 2028	149		149
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,195	4.75%	1,194	4.75%
€400 million revolving credit facility due 2016	—	—	—	—
Pan-European accounts receivable facility due 2015	394	2.87%	192	3.00%
Chinese credit facilities	533	5.86%	471	6.38%
Other domestic and international debt(1)	962	7.83%	630	8.40%
	6,433		4,926
Capital lease obligations	65		58
	6,498		4,984
Less portion due within one year	(132)		(96)
	$6,366		$4,888
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
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of September 30, 2013, our borrowing base, and therefore our availability, under this facility was $487 million below the facility's stated amount of $2.0 billion.
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
At September 30, 2013 and December 31, 2012, we had no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $392 million at September 30, 2013 and $400 million at December 31, 2012.
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
At September 30, 2013 and December 31, 2012, this facility was fully drawn.

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
At September 30, 2013 and December 31, 2012, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) and $10 million (€7 million) at September 30, 2013 and December 31, 2012, respectively.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At September 30, 2013, the amounts available and utilized under this program totaled $394 million (€291 million). At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $89 million (95 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At September 30, 2013, the amounts available and utilized under this program were $52 million. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2012 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2013, the gross amount of receivables sold was $270 million, compared to $243 million at December 31, 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At September 30, 2013, these non-revolving credit facilities were fully drawn and can only be used to finance the relocation and expansion of our manufacturing facility in China. Borrowings outstanding under these facilities were $533 million and $471 million at September 30, 2013 and December 31, 2012, respectively. The facilities mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At September 30, 2013, restricted cash of $22 million was related to funds obtained under these credit facilities. At December 31, 2012, there was no restricted cash related to funds obtained under these credit facilities.
OTHER DOMESTIC DEBT
Global and North America Headquarters
In 2011, we entered into agreements for the construction of a new Global and North America Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. Additionally, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we recorded a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheets as costs were incurred during the construction period. The total financing liability of approximately $150 million, including capitalized interest, has been recorded in Long Term Debt and Capital Leases at September 30, 2013.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2013	2012
Fair Values — asset (liability):
Accounts receivable	$8	$2
Other current liabilities	(24)	(24)

At September 30, 2013 and December 31, 2012, these outstanding foreign currency derivatives had notional amounts of $1,491 million and $1,289 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses of $28 million and $21 million for the three and nine months ended September 30, 2013, respectively, compared to net transaction losses of $1 million and $4 million for the three and nine months ended September 30, 2012, respectively, on foreign currency derivatives. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2013	2012
Fair Values — asset (liability):
Accounts receivable	$2	$—
Other current liabilities	(3)	(5)

At September 30, 2013 and December 31, 2012, these outstanding foreign currency derivatives had notional amounts of $156 million and $138 million, respectively, and primarily related to intercompany transactions.

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

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2013	2012	2013	2012
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$5	$4	$(2)	$2
Amount of deferred (gain) loss reclassified from AOCL into CGS	1	(6)	3	(10)
Amounts excluded from effectiveness testing	—	(1)	—	(1)

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Investments	$57	$45	$57	$45	$—	$—	$—	$—
Foreign Exchange Contracts	10	2	—	—	10	2	—	—
Total Assets at Fair Value	$67	$47	$57	$45	$10	$2	$—	$—

Liabilities:
Foreign Exchange Contracts	$27	$29	$—	$—	$27	$29	$—	$—
Other	—	3	—	—	—	3	—	—
Total Liabilities at Fair Value	$27	$32	$—	$—	$27	$32	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2013 and December 31, 2012. The fair value was estimated using quoted market prices.

	September 30,	December 31,
(In millions)	2013	2012
Fixed Rate Debt:
Carrying amount — liability	$4,087	$3,128
Fair value — liability	4,352	3,378

Variable Rate Debt:
Carrying amount — liability	$2,346	$1,798
Fair value — liability	2,356	1,808

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Service cost — benefits earned during the period	$11	$10	$34	$30
Interest cost on projected benefit obligation	61	65	182	196
Expected return on plan assets	(84)	(75)	(252)	(225)
Amortization of: — prior service cost	4	5	13	17
— net losses	51	45	154	134
Total defined benefit pension cost	$43	$50	$131	$152

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Service cost — benefits earned during the period	$10	$8	$30	$23
Interest cost on projected benefit obligation	32	36	97	106
Expected return on plan assets	(27)	(28)	(83)	(87)
Amortization of: — prior service cost	—	—	1	1
— net losses	7	11	37	34
Net periodic pension cost	22	27	82	77
Curtailments/settlements/termination benefits	2	11	4	11
Total defined benefit pension cost	$24	$38	$86	$88

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
In addition to the $834 million of discretionary contributions to our frozen U.S. pension plans in the first quarter of 2013, we expect to contribute approximately $275 million to $325 million to our funded U.S. and non-U.S. pension plans in 2013. For the three and nine months ended September 30, 2013, we contributed $21 million and $77 million, respectively, to our non-U.S. plans and for the three and nine months ended September 30, 2013, we contributed $49 million and $967 million, respectively, to our U.S. plans.
For the three months ended September 30, 2012, curtailments/settlements/termination benefits of $11 million include a settlement charge of $9 million related to the purchase of annuities from existing plan assets to settle obligations of one of our U.K. pension plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2013 and 2012 was $34 million and $22 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $83 million and $72 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Postretirement benefit (credit) cost for the three months ended September 30, 2013 and 2012 was $(3) million and $0 million, respectively, and $(7) million and $3 million for the nine months ended September 30, 2013 and 2012, respectively. During the third quarter of 2012, we announced changes to our U.S. and Canadian salaried other postretirement benefit plans, effective January 1, 2013. The changes consisted primarily of eliminating coverage for participants who are or become at least age 65 and eligible for government subsidized programs and reduced our U.S. other postretirement benefit obligation by $56 million and our Canadian other postretirement benefit obligation by $18 million.

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 2.2 million stock options and 0.2 million performance share units during the nine months ended September 30, 2013 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the nine months ended September 30, 2013 were $13.42 and $6.11, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 6.25 years
Interest rate: 1.07%
Volatility: 46.79%
Dividend yield: Nil
We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $13.65 for grants made during the nine months ended September 30, 2013.
We recognized stock-based compensation expense of $8 million and $16 million during the three and nine months ended September 30, 2013, respectively. At September 30, 2013, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $28 million and is expected to be recognized over the remaining vesting period of the respective grants, through September 2017. We recognized stock-based compensation expense of $5 million and $10 million during the three and nine months ended September 30, 2012, respectively.
Stock-based awards are made pursuant to stock compensation plans that are approved by our shareholders. The 2013 Performance Plan was adopted by our shareholders on April 15, 2013 and will expire on April 14, 2023 unless earlier terminated. The 2013 Performance Plan replaced the 2008 Performance Plan, which was terminated on April 15, 2013, except with respect to outstanding awards.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $45 million and $43 million at September 30, 2013 and December 31, 2012, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $10 million and $9 million were included in Other Current Liabilities at September 30, 2013 and December 31, 2012, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $315 million and $307 million for anticipated costs related to workers’ compensation at September 30, 2013 and December 31, 2012, respectively. Of these amounts, $83 million and $57 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2013 and December 31, 2012, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2013 and December 31, 2012, the liability was discounted using a risk-free rate of return. At September 30, 2013, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $40 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $302 million and $298 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, presently asserted against us at September 30, 2013 and December 31, 2012, respectively. Of these amounts, $43 million and $40 million were included in Other Current Liabilities at September 30, 2013 and December 31, 2012, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2013, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 106,900 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $424 million through September 30, 2013 and $407 million through December 31, 2012.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2013	December 31, 2012
Pending claims, beginning of period	73,200	78,500
New claims filed	2,100	2,200
Claims settled/dismissed	(1,300)	(7,500)
Pending claims, end of period	74,000	73,200
Payments (1)	$15	$18
________________________________

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $141 million and $139 million at September 30, 2013 and December 31, 2012, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded a receivable related to asbestos claims of $75 million and $73 million as of September 30, 2013 and December 31, 2012, respectively. We expect that approximately 50% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million and $10 million were included in Current Assets as part of Accounts Receivable at September 30, 2013 and December 31, 2012, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at September 30, 2013, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis pursuant to a coverage-in-place agreement.
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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $20 million at September 30, 2013, compared to $45 million at December 31, 2012, primarily related to our obligations in connection with the financing of the construction of our new Global and North America Headquarters facility. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 12. CAPITAL STOCK
Mandatory Convertible Preferred Stock
At September 30, 2013, 10,000,000 shares of our 5.875% mandatory convertible preferred stock, without par value, were outstanding. Quarterly dividends on each share of the mandatory convertible preferred stock will accrue at a rate of 5.875% per year on the initial liquidation preference of $50.00 per share. Dividends will accrue and accumulate from the date of issuance and, to the extent that we are legally permitted to pay a dividend and the Board of Directors declares a dividend payable, we will pay dividends in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2011 and ending on April 1, 2014.
Unless converted earlier, each share of the mandatory convertible preferred stock will automatically convert on April 1, 2014 into between 2.7454 and 3.4317 shares of common stock, depending on the market value of our common stock for the 20 consecutive trading day period ending on the third trading day prior to April 1, 2014, subject to customary anti-dilution adjustments (including in connection with the declaration of dividends on our common stock). At any time prior to April 1, 2014, holders may elect to convert shares of the mandatory convertible preferred stock at the minimum conversion rate of 2.7454 shares of common stock, subject to customary anti-dilution adjustments (including in connection with the declaration of dividends on our common stock).
Dividends
In the first nine months of 2013, we paid cash dividends of $22 million on our mandatory convertible preferred stock. On August 26, 2013, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on October 1, 2013 to stockholders of record as of the close of business of September 13, 2013.

On September 18, 2013, the Company's Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.05 per share of common stock, or approximately $12 million in the aggregate. The dividend will be paid on December 1, 2013 to stockholders of record as of the close of business of November 1, 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2013 and 2012:

	September 30, 2013			September 30, 2012
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$370	$255	$625	$749	$268	$1,017
Comprehensive income (loss):
Net income (loss)	394	26	420	205	26	231
Foreign currency translation (net of tax of $0 in 2013 and $0 in 2012)	(111)	(15)	(126)	40	11	51
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2013 and $0 in 2012)	1	—	1	—	—	—
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8 in 2013 and $6 in 2012)	168	—	168	154	—	154
Decrease (increase) in net actuarial losses (net of tax of $2 in 2013 and $7 in 2012)	122	—	122	15	—	15
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $0 in 2013 and $0 in 2012)	2	—	2	7	—	7
Prior service credit (cost) from plan amendments (net of tax of $0 in 2013 and $3 in 2012)	—	—	—	72	—	72
Deferred derivative gains (losses) (net of tax of $1 in 2013 and $0 in 2012)	1	—	1	(1)	—	(1)
Reclassification adjustment for amounts recognized in income (net of tax of $1 in 2013 and $(3) in 2012)	2	—	2	(4)	—	(4)
Unrealized investment gains (losses) (net of tax of $0 in 2013 and $0 in 2012)	12	—	12	—	—	—
Other comprehensive income (loss)	197	(15)	182	283	11	294
Total comprehensive income (loss)	591	11	602	488	37	525
Purchase of subsidiary shares from minority interest	(2)	(2)	(4)	—	(18)	(18)
Dividends declared to minority shareholders	—	(9)	(9)	—	(9)	(9)
Stock-based compensation plans (Note 10)	12	—	12	14	—	14
Preferred stock dividends declared	(22)	—	(22)	(22)	—	(22)
Common stock dividends declared	(12)	—	(12)	—	—	—
Common stock issued from treasury	15	—	15	1	—	1
Other	—	(4)	(4)	—	—	—
Balance at end of period	$952	$251	$1,203	$1,230	$278	$1,508

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Balance at beginning of period	$520	$602	$534	$607
Comprehensive income (loss):
Net income (loss)	12	8	(1)	13
Foreign currency translation, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	18	13	10	1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	2	1	6	4
Decrease (increase) in net actuarial losses, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	—	(2)	2	(2)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	—	2	—	2
Prior service credit (cost) from plan amendments, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	—	1	—	1
Deferred derivative gains (losses), net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	(1)	(1)	—	(1)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2013 ($0 and $0 in 2012)	—	(2)	—	(3)
Other comprehensive income (loss)	19	12	18	2
Total comprehensive income (loss)	31	20	17	15
Dividends declared to minority shareholders	(11)	(4)	(11)	(4)
Balance at end of period	$540	$618	$540	$618

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the nine months ended September 30, 2013:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at beginning of period	$(538)	$(4,044)	$(4)	$26	$(4,560)
Other comprehensive income (loss) before reclassifications	(111)	122	1	12	24
Amounts reclassified from accumulated other comprehensive loss	1	170	2	—	173
Balance at end of period	$(648)	$(3,752)	$(1)	$38	$(4,363)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
(In millions) (Income) Expense	Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from AOCL	Amount Reclassified from AOCL
Foreign Currency Translation Adjustment	Other (Income) Expense (net of tax of $0 and $0 and minority shareholders' equity of $0 and $0)	$—	$1

Unrecognized Net Actuarial Losses and Prior Service Costs
Amortization of prior service cost and unrecognized gains and losses	Total benefit cost (net of tax of $1 and $8 and minority shareholders' equity of $2 and $6)	52	168
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	Total benefit cost (net of tax of $0 and $0 and minority shareholders' equity of $0 and $0)	1	2
		$53	$170

Deferred derivative (gains) losses	Cost of goods sold (net of tax of $0 and $1 and minority shareholders' equity of $0 and $0)	1	2

Total reclassifications	Goodyear Net Income	$54	$173

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
In 2013, we revised the presentation of eliminations of certain intercompany transactions solely between Non-guarantor Subsidiaries within the condensed consolidating balance sheet as of December 31, 2012 and within the consolidating statements of operations for the three and nine months ended September 30, 2012. The revision did not impact the presentation of amounts in previously issued consolidating financial statements for the Parent Company or Guarantor Subsidiaries columns, nor did it impact amounts previously reported in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets.
Certain eliminations solely between Non-guarantor Subsidiaries that were previously presented within the Consolidating entries and eliminations column are now presented within the Non-guarantor Subsidiaries column. Under the prior presentation, the Non-guarantor Subsidiaries column in the consolidating statement of operations was $2,195 million and $6,852 million higher for both net sales and cost of goods sold and was $38 million and $113 million higher for both interest expense and other (income) expense for the three and nine months ended September 30, 2012, respectively, and the Non-guarantor Subsidiaries column in the condensed consolidating balance sheet at December 31, 2012 was $4,576 million higher for both investments in subsidiaries and Goodyear shareholders' equity, with corresponding offsetting adjustments presented on the same line items in the Consolidating entries and eliminations column. We do not consider these changes in presentation to be material to any previously issued financial statements as the purpose of this footnote is to provide our noteholders with visibility into the entities that provide guarantees in support of the notes, which are disclosed in the Parent Company and Guarantor Subsidiaries columns and are not affected by the revisions described above.
Additionally, to conform to revisions in presentation made in the fourth quarter of 2012, certain intercompany loans for the nine months ended September 30, 2012, previously reported as cash flows from operating activities in the Parent Company and Non-guarantor Subsidiaries columns within the condensed consolidating statement of cash flows have been revised to be reported as investing and financing activities. Under the revised presentation, operating, investing and financing cash flows for the Parent Company increased (decreased) by $(125) million, $(25) million and $150 million, respectively; operating, investing and financing cash flows for Non-guarantor Subsidiaries increased (decreased) by $(69) million, $(102) million and $171 million, respectively; and amounts presented in the eliminations column for operating, investing and financing cash flows increased (decreased) by $194 million, $127 million and $(321) million, respectively. This revision did not impact amounts previously reported in the Company's Consolidated Statement of Cash Flows.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company will revise prior period condensed consolidating financial statements to reflect the revisions discussed above as such financial statements are included in future reports.

	Condensed Consolidating Balance Sheet
	September 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,085	$67	$1,348	$—	$2,500
Accounts Receivable	915	251	2,088	—	3,254
Accounts Receivable From Affiliates	—	742	—	(742)	—
Inventories	1,158	162	1,717	(93)	2,944
Prepaid Expenses and Other Current Assets	69	11	281	10	371
Total Current Assets	3,227	1,233	5,434	(825)	9,069
Goodwill	—	25	511	124	660
Intangible Assets	111	1	26	—	138
Deferred Income Taxes	—	45	133	12	190
Other Assets	257	75	218	—	550
Investments in Subsidiaries	4,110	271	—	(4,381)	—
Property, Plant and Equipment	2,188	141	4,763	(27)	7,065
Total Assets	$9,893	$1,791	$11,085	$(5,097)	$17,672
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$784	$206	$2,094	$—	$3,084
Accounts Payable to Affiliates	315	—	427	(742)	—
Compensation and Benefits	372	34	388	—	794
Other Current Liabilities	343	45	756	(14)	1,130
Notes Payable and Overdrafts	—	—	44	—	44
Long Term Debt and Capital Leases Due Within One Year	8	—	124	—	132
Total Current Liabilities	1,822	285	3,833	(756)	5,184
Long Term Debt and Capital Leases	4,377	—	1,989	—	6,366
Compensation and Benefits	1,899	181	1,031	—	3,111
Deferred and Other Noncurrent Income Taxes	43	11	227	(8)	273
Other Long Term Liabilities	800	30	165	—	995
Total Liabilities	8,941	507	7,245	(764)	15,929
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	328	212	540
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	247	319	993	(1,312)	247
Other Equity	205	965	2,268	(3,233)	205
Goodyear Shareholders’ Equity	952	1,284	3,261	(4,545)	952
Minority Shareholders’ Equity — Nonredeemable	—	—	251	—	251
Total Shareholders’ Equity	952	1,284	3,512	(4,545)	1,203
Total Liabilities and Shareholders’ Equity	$9,893	$1,791	$11,085	$(5,097)	$17,672

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended September 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,131	$676	$3,246	$(1,051)	$5,002
Cost of Goods Sold	1,810	605	2,620	(1,089)	3,946
Selling, Administrative and General Expense	241	43	409	(7)	686
Rationalizations	1	1	19	—	21
Interest Expense	82	7	28	(17)	100
Other (Income) Expense	(77)	(2)	1	78	—
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	74	22	169	(16)	249
United States and Foreign Taxes	7	7	41	(1)	54
Equity in Earnings of Subsidiaries	106	10	—	(116)	—
Net Income (Loss)	173	25	128	(131)	195
Less: Minority Shareholders’ Net Income (Loss)	—	—	22	—	22
Goodyear Net Income (Loss)	173	25	106	(131)	173
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$166	$25	$106	$(131)	$166
Comprehensive Income (Loss)	$241	$23	$164	$(146)	$282
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	33	8	41
Goodyear Comprehensive Income (Loss)	$241	$23	$131	$(154)	$241

	Consolidating Statements of Operations
	Three Months Ended September 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,304	$780	$3,396	$(1,216)	$5,264
Cost of Goods Sold	2,038	712	2,843	(1,278)	4,315
Selling, Administrative and General Expense	217	44	395	(4)	652
Rationalizations	3	5	18	—	26
Interest Expense	65	8	30	(17)	86
Other (Income) Expense	(63)	(5)	(3)	70	(1)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	44	16	113	13	186
United States and Foreign Taxes	2	5	42	4	53
Equity in Earnings of Subsidiaries	75	6	—	(81)	—
Net Income (Loss)	117	17	71	(72)	133
Less: Minority Shareholders’ Net Income (Loss)	—	—	16	—	16
Goodyear Net Income (Loss)	117	17	55	(72)	117
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$110	$17	$55	$(72)	$110
Comprehensive Income (Loss)	$284	$32	$134	$(130)	$320
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	33	3	36
Goodyear Comprehensive Income (Loss)	$284	$32	$101	$(133)	$284

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$6,212	$2,024	$9,664	$(3,151)	$14,749
Cost of Goods Sold	5,255	1,813	7,956	(3,292)	11,732
Selling, Administrative and General Expense	695	127	1,212	(12)	2,022
Rationalizations	6	2	33	—	41
Interest Expense	233	22	82	(50)	287
Other (Income) Expense	(204)	2	99	215	112
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	227	58	282	(12)	555
United States and Foreign Taxes	14	41	100	(19)	136
Equity in Earnings of Subsidiaries	181	—	—	(181)	—
Net Income (Loss)	394	17	182	(174)	419
Less: Minority Shareholders’ Net Income (Loss)	—	—	25	—	25
Goodyear Net Income (Loss)	394	17	157	(174)	394
Less: Preferred Stock Dividends	22	—	—	—	22
Goodyear Net Income (Loss) available to Common Shareholders	$372	$17	$157	$(174)	$372
Comprehensive Income (Loss)	$591	$39	$111	$(122)	$619
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	23	5	28
Goodyear Comprehensive Income (Loss)	$591	$39	$88	$(127)	$591

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$6,765	$2,272	$10,441	$(3,531)	$15,947
Cost of Goods Sold	5,977	2,043	8,730	(3,687)	13,063
Selling, Administrative and General Expense	648	139	1,229	(5)	2,011
Rationalizations	23	6	38	—	67
Interest Expense	193	19	105	(47)	270
Other (Income) Expense	(81)	(20)	15	214	128
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	5	85	324	(6)	408
United States and Foreign Taxes	16	24	122	2	164
Equity in Earnings of Subsidiaries	216	1	—	(217)	—
Net Income (Loss)	205	62	202	(225)	244
Less: Minority Shareholders’ Net Income (Loss)	—	—	39	—	39
Goodyear Net Income (Loss)	205	62	163	(225)	205
Less: Preferred Stock Dividends	22	—	—	—	22
Goodyear Net Income (Loss) available to Common Shareholders	$183	$62	$163	$(225)	$183
Comprehensive Income (Loss)	$488	$107	$260	$(315)	$540
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	53	(1)	52
Goodyear Comprehensive Income (Loss)	$488	$107	$207	$(314)	$488

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(362)	$(34)	$135	$(37)	$(298)
Cash Flows from Investing Activities:
Capital Expenditures	(132)	(12)	(600)	10	(734)
Asset Dispositions	2	—	6	—	8
Government Grants Received	—	—	6	—	6
Decrease in Restricted Cash	—	—	3	—	3
Short Term Securities Acquired	—	—	(89)	—	(89)
Short Term Securities Redeemed	—	—	81	—	81
Capital Contributions and Loans Incurred	(61)	—	(170)	231	—
Capital Redemptions and Loans Paid	214	—	364	(578)	—
Total Cash Flows from Investing Activities	23	(12)	(399)	(337)	(725)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	(11)	94	(53)	30
Short Term Debt and Overdrafts Paid	(53)	—	(89)	53	(89)
Long Term Debt Incurred	900	—	1,252	—	2,152
Long Term Debt Paid	(8)	—	(652)	—	(660)
Common Stock Issued	15	—	—	—	15
Preferred Stock Dividends Paid	(22)	—	—	—	(22)
Capital Contributions and Loans Incurred	170	58	3	(231)	—
Capital Redemptions and Loans Paid	(364)	—	(214)	578	—
Intercompany Dividends Paid	—	—	(27)	27	—
Transactions with Minority Interests in Subsidiaries	—	—	(10)	—	(10)
Debt Related Costs and Other Transactions	(16)	—	—	—	(16)
Total Cash Flows from Financing Activities	622	47	357	374	1,400
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(2)	(156)	—	(158)
Net Change in Cash and Cash Equivalents	283	(1)	(63)	—	219
Cash and Cash Equivalents at Beginning of the Period	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Period	$1,085	$67	$1,348	$—	$2,500

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$94	$—	$(352)	$(71)	$(329)
Cash Flows from Investing Activities:
Capital Expenditures	(165)	(10)	(618)	5	(788)
Asset Dispositions	5	—	9	—	14
Government Grants Received	—	—	2	—	2
Increase in Restricted Cash	(1)	—	(16)	—	(17)
Short Term Securities Acquired	—	—	(25)	—	(25)
Short Term Securities Redeemed	—	—	10	—	10
Capital Contributions and Loans Incurred	(80)	—	(150)	230	—
Capital Redemptions and Loans Paid	81	—	—	(81)	—
Other Transactions	4	—	—	—	4
Total Cash Flows from Investing Activities	(156)	(10)	(788)	154	(800)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	74	—	74
Short Term Debt and Overdrafts Paid	—	—	(89)	—	(89)
Long Term Debt Incurred	800	—	2,242	—	3,042
Long Term Debt Paid	(759)	—	(1,563)	—	(2,322)
Common Stock Issued	1	—	—	—	1
Preferred Stock Dividends Paid	(22)	—	—	—	(22)
Capital Contributions and Loans Incurred	150	—	80	(230)	—
Capital Redemptions and Loans Paid	—	—	(81)	81	—
Intercompany Dividends Paid	—	—	(66)	66	—
Transactions with Minority Interests in Subsidiaries	(17)	—	(6)	—	(23)
Debt Related Costs and Other Transactions	(63)	—	—	—	(63)
Total Cash Flows from Financing Activities	90	—	591	(83)	598
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	3	13	—	16
Net Change in Cash and Cash Equivalents	28	(7)	(536)	—	(515)
Cash and Cash Equivalents at Beginning of the Period	916	112	1,744	—	2,772
Cash and Cash Equivalents at End of the Period	$944	$105	$1,208	$—	$2,257

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
In the third quarter of 2013, we continued to experience weak, but stabilizing, industry conditions in developed markets. Our tire unit shipments in the third quarter of 2013 increased 1.9% compared to the third quarter of 2012, with increases occurring in North America, EMEA and Asia Pacific. We also increased our total segment operating income and our segment operating income in each of our operating segments in the third quarter of 2013 compared to the third quarter of 2012. In the third quarter of 2013, we realized approximately $69 million of cost savings, including raw materials cost saving measures of approximately $59 million, and in the nine months ended September 30, 2013, we realized approximately $275 million of cost savings, including raw materials cost saving measures of approximately $169 million.
On August 22, 2013, members of the United Steelworkers (“USW”) ratified a new four-year master labor contract with us. The new contract gives us the ability to freeze our U.S. hourly pension plans and replace them with a defined contribution plan at any time during the four-year contract term once those plans are fully funded. The agreement also reduces the percentage of North American earnings paid out under the Company’s profit-sharing plan and reduces the maximum annual payouts. The contract provides flexibility to reduce staffing and continues medical benefit cost sharing, while keeping overall wages and benefits in line with the prior agreement.
On September 20, 2013, we announced a shareholder return program as part of our capital allocation plan that includes the reinstatement of a $0.05 per share quarterly cash dividend on our common stock. The first dividend is payable December 1, 2013, to shareholders of record on November 1, 2013. We last paid a common stock dividend in December 2002. Our shareholder return program also includes a $100 million common stock repurchase program. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs. Our capital allocation plan also provides for capital expenditures, pension funding and debt repayments, and restructuring payments.
Net sales were $5,002 million in the third quarter of 2013, compared to $5,264 million in the third quarter of 2012. Net sales were $14,749 million in the first nine months of 2013, compared to $15,947 million in the first nine months of 2012. Net sales decreased for the quarter and the first nine months of 2013 due to lower sales in other tire-related businesses, primarily third-party sales of chemical products in North America, a decline in price and product mix, primarily in North America and EMEA as a result of the impact of lower raw material costs on pricing, and unfavorable foreign currency translation, primarily in Latin America. Although volumes increased in the third quarter, volumes declined over the first nine months of 2013 due to lower volumes in the first quarter of 2013.
In the third quarter of 2013, Goodyear net income was $173 million, compared to $117 million in the third quarter of 2012. In the third quarter of 2013, Goodyear net income available to common shareholders was $166 million, or $0.62 per share, compared to $110 million, or $0.41 per share, in the third quarter of 2012. Our total segment operating income for the third quarter of 2013 was $431 million, compared to $348 million in the third quarter of 2012. The $83 million increase in segment operating income was due primarily to a decline in raw material costs of $237 million, which more than offset the effects of lower price and product mix of $91 million, higher selling, general and administrative ("SAG") expenses of $40 million, and higher conversion costs of $28 million. See "Results of Operations — Segment Information” for additional information.
In the first nine months of 2013, Goodyear net income was $394 million, compared to $205 million in the first nine months of 2012. In the first nine months of 2013, Goodyear net income available to common shareholders was $372 million, or $1.43 per share, compared to $183 million, or $0.73 per share, in the first nine months of 2012. Our total segment operating income for the first nine months of 2013 was $1,161 million, compared to segment operating income of $976 million in the first nine months of 2012. The $185 million increase in segment operating income was due primarily to a decline in raw material costs of $754 million, which more than offset the effect of lower price and product mix of $247 million, higher conversion costs of $202 million, unfavorable foreign currency translation of $39 million, and lower volume of $35 million. See "Results of Operations — Segment Information” for additional information.
At September 30, 2013, we had $2,500 million in Cash and cash equivalents as well as $2,374 million of unused availability under our various credit agreements, compared to $2,281 million and $2,949 million, respectively, at December 31, 2012. Cash and cash equivalents increased by $219 million from December 31, 2012 due primarily to borrowings in excess of cash needs for pension funding, working capital and capital expenditures. See "Liquidity and Capital Resources" for additional information.

Our expectation for growth in the global tire industry remains essentially unchanged from the second quarter of 2013. For the full year of 2013 in North America, we continue to expect consumer replacement to be flat, consumer original equipment to be up approximately 5%, and commercial replacement and original equipment to be flat. For the full year in Europe, we now expect consumer replacement to be flat, consumer original equipment to be flat to down 5%, commercial replacement to be up approximately 5%, and commercial original equipment to be flat to up 5%. We expect that our tire unit volume in the fourth quarter of 2013 will be up between 2% and 4%.
For the fourth quarter of 2013, we expect to realize a net benefit from raw material costs and price and product mix. In order to mitigate some of the impact of raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Consistent with higher third quarter 2013 production levels, we expect fourth quarter 2013 segment operating income to benefit from lower under-absorbed fixed overhead costs. We expect cost savings to more than offset general inflation for the fourth quarter of 2013.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2013 and 2012
Net sales in the third quarter of 2013 were $5,002 million, decreasing $262 million, or 5.0%, from $5,264 million in the third quarter of 2012. Goodyear net income was $173 million in the third quarter of 2013, compared to $117 million in the third quarter of 2012. Goodyear net income available to common shareholders was $166 million, or $0.62 per share, in the third quarter of 2013, compared to $110 million, or $0.41 per share, in the third quarter of 2012.
Net sales decreased in the third quarter of 2013, due primarily to lower sales in other tire-related businesses of $178 million, primarily in North America due to a decrease in the price and volume of third-party sales of chemical products, a decline in price and product mix of $89 million and unfavorable foreign currency translation of $77 million. These declines were partially offset by higher tire volume of $82 million. Consumer and commercial net sales in the third quarter of 2013 were $2,861 million and $1,070 million, respectively. Consumer and commercial net sales in the third quarter of 2012 were $2,913 million and $1,048 million, respectively.
Worldwide tire unit sales in the third quarter of 2013 were 42.6 million units, increasing 0.8 million units, or 1.9%, from 41.8 million units in the third quarter of 2012. Replacement tire volume increased 0.4 million units, or 1.2%. Original equipment ("OE") tire volume increased 0.4 million units, or 3.8%. Consumer and commercial tire unit sales in the third quarter of 2013 were 38.8 million and 3.3 million, respectively. Consumer and commercial tire unit sales in the third quarter of 2012 were 38.1 million and 3.2 million, respectively.
Cost of goods sold (“CGS”) in the third quarter of 2013 was $3,946 million, decreasing $369 million, or 8.6%, from $4,315 million in the third quarter of 2012. CGS decreased due to lower raw material costs of $237 million, lower costs in other tire-related businesses of $183 million and favorable foreign currency translation of $55 million. These decreases were partially offset by higher volume of $68 million, primarily in EMEA and Asia Pacific, and increased conversion costs of $28 million, primarily in Latin America. Conversion costs were negatively impacted by higher wages and inflation, partially offset by lower under-absorbed fixed overhead costs of approximately $18 million due to higher production volume. The third quarter of 2013 also included accelerated depreciation of $5 million ($4 million after-tax), related to the announced plan to close one of our manufacturing facilities in Amiens, France, compared to $13 million ($10 million after-tax) in the 2012 period, primarily related to the closure of our Dalian, China manufacturing facility. CGS in the third quarter of 2012 included $9 million ($6 million after-tax) in settlement charges related to a U.K. pension plan. CGS was 78.9% of sales in the third quarter of 2013 compared to 82.0% in the third quarter of 2012. CGS also included savings from rationalization plans of $12 million.
Selling, administrative and general expense (“SAG”) in the third quarter of 2013 was $686 million, increasing $34 million, or 5.2%, from $652 million in the third quarter of 2012. The increase in SAG was due primarily to higher incentive compensation costs of $25 million, primarily driven by increases in the Company's stock price, higher advertising and marketing expenses of $8 million and higher wages. SAG was 13.7% of sales in the third quarter of 2013, compared to 12.4% in the third quarter of 2012. SAG also included savings from rationalization plans of $9 million.

We recorded net rationalization charges of $21 million ($15 million after-tax) in the third quarter of 2013. Rationalization actions initiated in the third quarter of 2013 primarily consisted of manufacturing headcount reductions in EMEA and SAG headcount reductions in Asia Pacific and EMEA. We recorded net rationalization charges of $26 million in the third quarter of 2012 ($22 million after-tax), primarily related to SAG headcount reductions in EMEA, Asia Pacific and North America.
Interest expense in the third quarter of 2013 was $100 million, increasing $14 million, or 16.3%, from $86 million in the third quarter of 2012. Interest expense increased due to higher average debt balances of $6,536 million in the third quarter of 2013 compared to $5,826 million in the third quarter of 2012 and higher average interest rates of 6.12% in the third quarter of 2013 compared to 5.91% in the third quarter of 2012.
Other (Income) Expense in both the third quarter of 2013 and 2012 included financing fees of $14 million and royalty income of $10 million. Other (Income) Expense also included net gains on asset sales of $3 million ($2 million after-tax) in the third quarter of 2013 compared to net gains on asset sales of $5 million ($5 million after-tax) in the third quarter of 2012. Net gains on asset sales in both the third quarter of 2013 and 2012 primarily related to the sale of properties in North America.
Tax expense in the third quarter of 2013 was $54 million on income before income taxes of $249 million. In the third quarter of 2012, we recorded tax expense of $53 million on income before income taxes of $186 million. Income tax expense in the third quarter of 2012 was unfavorably impacted by $4 million ($3 million after minority interest) due to an enacted tax law change. The difference between our effective tax rate and the U.S. statutory tax rate was primarily attributable to improved U.S. profitability while continuing to maintain a full valuation allowance against our net Federal and State deferred tax assets.
Minority shareholders’ net income in the third quarter of 2013 was $22 million, compared to $16 million in 2012. The increase was due primarily to increased earnings in our joint venture in Europe.
Nine Months Ended September 30, 2013 and 2012
Net sales in the first nine months of 2013 were $14,749 million, decreasing $1,198 million, or 7.5%, from $15,947 million in the first nine months of 2012. Goodyear net income was $394 million in the first nine months of 2013, compared to $205 million in the first nine months of 2012. Goodyear net income available to common shareholders was $372 million, or $1.43 per share, in the first nine months of 2013, compared to $183 million, or $0.73 per share, in the first nine months of 2012.
Net sales decreased in the first nine months of 2013 due to lower sales in other tire-related businesses of $487 million, primarily due to a decrease in the price and volume of third-party sales of chemical products, unfavorable foreign currency translation of $252 million, primarily in Latin America and Asia Pacific, lower tire volume of $230 million, primarily in EMEA, and lower price and product mix of $170 million, primarily in North America. Consumer and commercial net sales in the first nine months of 2013 were $8,183 million and $3,071 million, respectively. Consumer and commercial net sales in the first nine months of 2012 were $8,621 million and $3,176 million, respectively.
Worldwide tire unit sales in the first nine months of 2013 were 121.6 million units, decreasing 2.4 million units, or 1.9%, from 124.0 million units in the first nine months of 2012. Replacement tire volume decreased 2.7 million units, or 3.1%, primarily due to weak industry volumes in EMEA and decreased sales of lower-end consumer products in North America. OE tire volume increased 0.3 million units, or 0.9%. Consumer and commercial tire unit sales in the first nine months of 2013 were 110.5 million and 9.5 million, respectively. Consumer and commercial tire unit sales in the first nine months of 2012 were 112.7 million and 9.7 million, respectively.
Cost of goods sold in the first nine months of 2013 was $11,732 million, decreasing $1,331 million, or 10.2%, from $13,063 million in the first nine months of 2012. CGS decreased due to lower raw material costs of $754 million, lower costs in other tire-related businesses of $460 million, lower tire volume of $212 million and favorable foreign currency translation of $177 million, primarily in Latin America. These decreases were partially offset by increased conversion costs of $202 million and product mix-related manufacturing cost increases of $77 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of approximately $107 million due to lower production volume in North America and EMEA and inflationary cost increases. CGS in the first nine months of 2013 also included accelerated depreciation of $15 million ($12 million after-tax) related to the announced plan to close one of our manufacturing facilities in Amiens, France, compared to $19 million ($15 million after-tax) in the 2012 period, primarily related to the closure of our Dalian, China manufacturing facility. CGS in the first nine months of 2012 included $3 million ($3 million after-tax) in charges related to repairs for 2011 tornado damage at our manufacturing facility in Fayetteville, North Carolina and $9 million ($6 million after-tax) in settlement charges related to a U.K. pension plan. CGS was 79.5% of sales in the first nine months of 2013, compared to 82.0% in the first nine months of 2012. CGS also included savings from rationalization plans of $21 million.
Selling, administrative and general expense in the first nine months of 2013 was $2,022 million, increasing $11 million, or 0.5%, from $2,011 million in the first nine months of 2012. The increase in SAG was due primarily to higher incentive compensation costs of $54 million, primarily driven by increases in the Company's stock price, partially offset by favorable foreign currency translation of $36 million and lower advertising expenses of $18 million. SAG was 13.7% of sales in the first nine months of 2013, compared to 12.6% in the first nine months of 2012. SAG also included savings from rationalization plans of $26 million.

We recorded net rationalization charges of $41 million ($30 million after-tax) related to current and prior year plans in the first nine months of 2013. Rationalization actions initiated in 2013 primarily consisted of manufacturing headcount reductions in EMEA and Latin America and SAG headcount reductions in Asia Pacific and EMEA. We recorded net rationalization charges of $67 million ($57 million after-tax) in the first nine months of 2012, which included $20 million of charges related to the closure of our Union City, Tennessee manufacturing facility (“Union City”). Rationalization actions initiated in the first nine months of 2012 also consisted of SAG headcount reductions in EMEA, North America and Asia Pacific and manufacturing headcount reductions in EMEA.
Upon completion of the 2013 plans, we estimate that annual operating costs will be reduced by approximately $23 million ($7 million in CGS and $16 million in SAG). For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest expense in the first nine months of 2013 was $287 million, increasing $17 million, or 6.3%, from $270 million in the first nine months of 2012. Interest expense in the first nine months of 2012 included an adjustment of $13 million of expense to correct capitalized interest recorded in prior periods. Interest expense increased due to higher average debt balances of $6,308 million in the first nine months of 2013 compared to $5,631 million in the first nine months of 2012, which more than offset a slight decrease in average interest rates to 6.07% in the first nine months of 2013 compared to 6.09% in the first nine months of 2012.
Other (Income) Expense in the first nine months of 2013 was $112 million of expense, compared to $128 million of expense in the first nine months of 2012. Net foreign currency exchange losses in 2013 included a net loss of $115 million ($92 million after-tax) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources." Financing fees were $41 million in the first nine months of 2013 compared to $143 million in the first nine months of 2012. Financing fees for the first nine months of 2012 included $86 million ($86 million after-tax) in financing fees related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million was a cash premium paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount, and $24 million ($24 million after-tax) of debt issuance costs, primarily related to the amendment and restatement of our U.S. second lien term loan facility. Royalty income in the first nine months of 2013 was $39 million, compared to royalty income of $29 million in the first nine months of 2012. Royalty income in the first nine months of 2013 included a one-time royalty of $8 million related to our chemical operations. Net gains on asset sales were $6 million ($5 million after-tax) in the first nine months of 2013 compared to net gains of $22 million ($18 million after-tax) in the 2012 period. Net gains on asset sales in 2013 related primarily to the transfer of property in Dalian, China to the Chinese government and the sale of property in North America. Net gains on asset sales in 2012 included gains on the sale of property in North America, the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias tire business in Latin America. Other (Income) Expense also included a charge relating to labor claims in EMEA of $6 million ($6 million after-tax) in the first nine months of 2013 compared to a charge of $20 million ($20 million after-tax) in the first nine months of 2012.
Tax expense in the first nine months of 2013 was $136 million on income before income taxes of $555 million. Income tax expense in the first nine months of 2013 was favorably impacted by $5 million ($6 million after minority interest) due primarily to the enactment of tax law changes. In the first nine months of 2012, we recorded tax expense of $164 million on income before income taxes of $408 million. In the first nine months of 2012, income tax expense was unfavorably impacted by $10 million ($8 million after minority interest) due to various discrete items. We record taxes based on overall estimated annual effective tax rates. In addition to the discrete items noted above, in 2013 the difference between our effective tax rate and the U.S. statutory tax rate was primarily attributable to improved U.S. profitability while continuing to maintain a full valuation allowance against our net Federal and State deferred tax assets.
Our losses in various taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. In certain foreign locations, it is reasonably possible that sufficient positive evidence required to release all or a portion of these valuation allowances within the next 12 months will exist. However, we do not expect these possible one-time tax benefits to have a significant impact on our financial position or results of operations. For further information, refer to the Note to the Consolidated Financial Statements No. 4, Income Taxes.
Minority shareholders’ net income in the first nine months of 2013 was $25 million, compared to $39 million in 2012. The decrease was due primarily to decreased earnings in our joint venture in Europe.

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
Total segment operating income in the third quarter of 2013 was $431 million, increasing $83 million from $348 million in the third quarter of 2012. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2013 was 8.6%, compared to 6.6% in the third quarter of 2012. Total segment operating income in the first nine months of 2013 was $1,161 million, increasing $185 million from $976 million in the first nine months of 2012. Total segment operating margin in the first nine months of 2013 was 7.9%, compared to 6.1% in the first nine months of 2012.
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
North America

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2013	2012	Change	Change	2013	2012	Change	Change
Tire Units	15.8	15.6	0.2	1.2%	45.4	46.8	(1.4)	(2.9)%
Net Sales	$2,186	$2,404	$(218)	(9.1)%	$6,553	$7,352	$(799)	(10.9)%
Operating Income	161	130	31	23.8%	492	398	94	23.6%
Operating Margin	7.4%	5.4%			7.5%	5.4%
Three Months Ended September 30, 2013 and 2012
North America unit sales in the third quarter of 2013 increased 0.2 million units, or 1.2%, to 15.8 million units. The increase was due to an increase in OE tire volume of 0.2 million units, or 4.6%, primarily in our consumer business. Replacement tire volume remained flat.
Net sales in the third quarter of 2013 were $2,186 million, decreasing $218 million, or 9.1%, from $2,404 million in the third quarter of 2012. The decrease was due primarily to lower sales in our other tire-related businesses of $170 million, driven by a decrease in the price and volume of third-party sales of chemical products. In addition, net sales declined due to lower price and product mix of $64 million, as a result of the impact of lower raw material costs on pricing. These decreases were partially offset by improved tire volume of $21 million.
Operating income in the third quarter of 2013 was $161 million, increasing $31 million, or 23.8%, from $130 million in the third quarter of 2012. The increase in operating income was due primarily to a decline in raw material costs of $102 million, which more than offset the effect of lower price and product mix of $66 million. Operating income was positively impacted by higher profits in other tire-related businesses of $9 million, driven by an increase in profits from our chemical operations. Operating income also benefited from decreased conversion costs of $7 million and increased tire volume of $2 million. These improvements were partially offset by increased SAG expenses of $15 million due primarily to increased advertising and incentive compensation costs, primarily driven by increases in the Company's stock price, and increased transportation costs of $8 million. Lower conversion costs included reduced profit sharing of $14 million and favorable pension costs of $12 million, partially offset by one-time charges of $20 million associated with the new USW agreement. Conversion costs and SAG expenses included net savings from rationalization plans of $9 million and $3 million, respectively.
Operating income in the third quarter of 2013 excluded net gains on asset sales of $2 million and rationalization charges of $1 million. Operating income in the third quarter of 2012 excluded net rationalization charges of $9 million, primarily related to costs associated with the closure of Union City, and net gains on asset sales of $3 million.

Nine Months Ended September 30, 2013 and 2012
North America unit sales in the first nine months of 2013 decreased 1.4 million units, or 2.9%, to 45.4 million units. The decrease was due to a reduction in replacement tire volume of 1.6 million units, or 4.8%, primarily in our consumer business, reflecting decreased sales of lower-end consumer products. OE tire volume increased 0.2 million units, or 1.8%.
Net sales in the first nine months of 2013 were $6,553 million, decreasing $799 million, or 10.9%, from $7,352 million in the first nine months of 2012. The decrease was due primarily to lower sales in our other tire-related businesses of $439 million, driven by a decline in the price and volume of third-party sales of chemical products. In addition, net sales decreased due to lower price and product mix of $211 million, driven by the impact of raw material costs on pricing, and lower tire volume of $141 million.
Operating income in the first nine months of 2013 was $492 million, increasing $94 million, or 23.6%, from $398 million in the first nine months of 2012. The increase in operating income was due primarily to a decline in raw material costs of $377 million, which more than offset the effect of lower price and product mix of $189 million. Improvements in operating income were partially offset by higher conversion costs of $54 million, decreased tire volume of $21 million, increased transportation costs of $11 million and a decrease in the profitability of our other tire-related businesses of $3 million. Higher conversion costs were due primarily to $82 million of increased under-absorbed overhead resulting from lower production volumes, one-time charges of $20 million associated with the new USW agreement and inflation, partially offset by lower profit sharing of $37 million and favorable pension costs of $24 million. Conversion costs and SAG expenses included net savings from rationalization plans of $18 million and $11 million, respectively.
Operating income in the first nine months of 2013 excluded net rationalization charges of $8 million and net gains on asset sales of $4 million. Operating income in the first nine months of 2012 excluded net rationalization charges of $28 million, primarily related to the closure of Union City, and net gains on asset sales of $7 million.
Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2013	2012	Change	Change	2013	2012	Change	Change
Tire Units	16.7	16.3	0.4	2.6%	46.4	48.5	(2.1)	(4.4)%
Net Sales	$1,752	$1,748	$4	0.2%	$4,936	$5,282	$(346)	(6.6)%
Operating Income	115	105	10	9.5%	197	214	(17)	(7.9)%
Operating Margin	6.6%	6.0%			4.0%	4.1%
Three Months Ended September 30, 2013 and 2012
Europe, Middle East and Africa unit sales in the third quarter of 2013 increased 0.4 million units, or 2.6%, to 16.7 million units. OE tire volume increased 0.4 million units, or 10.6%, primarily in the consumer OE business, while replacement tire volume remained flat. Unit volume reflects a continued stabilization of industry volumes, at a low level, across EMEA during the quarter.
Net sales in the third quarter of 2013 were $1,752 million, increasing $4 million, or 0.2%, from $1,748 million in the third quarter of 2012. Net sales increased due primarily to higher tire volume of $44 million and favorable foreign currency translation of $42 million. These increases were partially offset by unfavorable price and product mix of $75 million, driven by the impact of lower raw material costs on pricing, and lower sales in our other tire-related businesses of $7 million, primarily in our retail operations.
Operating income in the third quarter of 2013 was $115 million, increasing $10 million, or 9.5%, from $105 million in the third quarter of 2012. Operating income increased due primarily to a decline in raw material costs of $88 million, which more than offset the effect of lower price and product mix of $80 million. Operating income was also positively impacted by higher tire volume of $8 million and favorable foreign currency translation of $7 million. These increases were partially offset by higher SAG expenses of $8 million, due primarily to increased incentive compensation costs primarily driven by increases in the Company's stock price, higher conversion costs of $3 million and lower profitability from our other tire-related businesses of $3 million. Conversion costs and SAG expenses included net savings from rationalization plans of $3 million and $4 million, respectively. Raw material costs in the third quarter of 2012 included a $12 million charge for a contractual obligation under an offtake agreement.

Operating income in the third quarter of 2013 excluded net rationalization charges of $9 million, charges of $5 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, and a charge of $1 million related to labor claims with respect to a previously closed facility. Operating income in the third quarter of 2012 excluded net rationalization charges of $8 million.
Nine Months Ended September 30, 2013 and 2012
Europe, Middle East and Africa unit sales in the first nine months of 2013 decreased 2.1 million units, or 4.4%, to 46.4 million units. Replacement tire volume decreased 2.3 million units, or 6.3%, primarily in the consumer replacement business, due to economic weakness and uncertainty in the region which slowed retail demand, aggressive competition, and high trade inventory levels following weak dealer seasonal tire sales, primarily in the first quarter. OE tire volume increased 0.2 million units, or 1.2%, due to continued stabilization of industry volumes, at a low level, across EMEA during the second and third quarters.
Net sales in the first nine months of 2013 were $4,936 million, decreasing $346 million, or 6.6%, from $5,282 million in the first nine months of 2012. Net sales decreased due primarily to lower tire volume of $205 million, unfavorable price and product mix of $113 million, driven by the impact of lower raw material costs on pricing, and lower sales in our other tire-related businesses of $34 million, primarily in our retail operations. These decreases were partially offset by favorable foreign currency translation of $6 million.
Operating income in the first nine months of 2013 was $197 million, decreasing $17 million, or 7.9%, from $214 million in the first nine months of 2012. Operating income decreased due primarily to higher conversion costs of $52 million, lower tire volume of $39 million, lower income from our other tire-related businesses of $15 million, primarily in our retail operations, and higher transportation costs of $6 million. These decreases were partially offset by a decline in raw material costs of $246 million, which more than offset the effect of lower price and product mix of $177 million. Operating income also benefited from lower SAG expenses of $23 million, driven by lower advertising and marketing costs, partially offset by higher incentive compensation costs, primarily driven by increases in the Company's stock price. The increase in conversion costs was due primarily to higher under-absorbed fixed overhead of $34 million on lower production volume. Conversion costs and SAG expenses included net savings from rationalization plans of $4 million and $7 million, respectively. Raw material costs in the first nine months of 2012 included a $27 million charge for a contractual obligation under an offtake agreement.
Operating income in the first nine months of 2013 excluded charges of $15 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, net rationalization charges of $15 million, charges of $6 million related to labor claims with respect to a previously closed facility, and a net loss on asset sales of $2 million. Operating income in the first nine months of 2012 excluded a charge of $20 million related to labor claims with respect to a previously closed facility, net rationalization charges of $18 million and net gains on asset sales of $8 million.
The announced exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities are expected to improve EMEA operating income by approximately $75 million annually following the closure. We have made significant progress in the consultation process, which is ongoing, and expect completion of the process in time to close the facility in the first quarter of 2014.

Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2013	2012	Change	Change	2013	2012	Change	Change
Tire Units	4.5	4.7	(0.2)	(4.0)%	13.5	13.3	0.2	1.5%
Net Sales	$527	$520	$7	1.3%	$1,571	$1,544	$27	1.7%
Operating Income	89	49	40	81.6%	231	162	69	42.6%
Operating Margin	16.9%	9.4%			14.7%	10.5%
Three Months Ended September 30, 2013 and 2012
Latin America unit sales in the third quarter of 2013 decreased 0.2 million units, or 4.0%, to 4.5 million units. OE tire volume decreased 0.4 million units, or 21.2%, reflecting our selective fitment strategy in the consumer OE business. Replacement tire volume increased 0.2 million units, or 6.3%, due primarily to our volume improvements exceeding increased industry volumes.
Net sales in the third quarter of 2013 were $527 million, increasing $7 million, or 1.3%, from $520 million in the third quarter of 2012. Net sales increased due primarily to improved price and product mix of $90 million, including a favorable shift from OE to replacement products, and higher sales in other tire-related businesses of $11 million. These increases were partially offset by unfavorable foreign currency translation of $75 million, mainly in Brazil and Venezuela, and lower tire volume of $19 million.
Operating income in the third quarter of 2013 was $89 million, increasing $40 million, or 81.6%, from $49 million in the third quarter of 2012. Operating income increased primarily due to improved price and product mix of $79 million, lower raw material costs of $8 million, and higher profits on intersegment sales of $5 million. These increases were partially offset by higher conversion costs of $27 million, unfavorable foreign currency translation of $10 million, higher SAG expenses of $10 million, and lower tire volume of $4 million. Conversion costs were negatively impacted by overall inflation, including wages and benefits, partially offset by lower under-absorbed fixed overhead costs of $7 million due to higher production volume. The increase in SAG expenses is due primarily to overall inflation, including wages and benefits, and higher warehousing expenses. SAG expenses included savings from rationalization plans of $3 million.
Operating income in the third quarter of 2013 excluded net rationalization charges of $2 million. Operating income in the third quarter of 2012 excluded gains on asset sales of $1 million.
Nine Months Ended September 30, 2013 and 2012
Latin America unit sales in the first nine months of 2013 increased 0.2 million units, or 1.5%, to 13.5 million units. Replacement tire volume increased 0.7 million units, or 8.5%, due primarily to our volume improvements exceeding increased industry volumes. Replacement tire volume in the first nine months of 2012 included 0.4 million units from our bias truck tire business in certain countries, which was sold in May 2012. OE tire volume decreased 0.5 million units, or 10.6%, reflecting our selective fitment strategy in the consumer OE business.
Net sales in the first nine months of 2013 were $1,571 million, increasing $27 million, or 1.7%, from $1,544 million in the first nine months of 2012. Net sales increased primarily due to improved price and product mix of $219 million, including a favorable shift from OE to replacement products, higher tire volume of $30 million, and higher sales in other tire-related businesses of $25 million. These increases were partially offset by unfavorable foreign currency translation of $187 million, mainly in Brazil and Venezuela, and $60 million related to the sale of the bias truck tire business in certain countries in May 2012.
Operating income in the first nine months of 2013 was $231 million, increasing $69 million, or 42.6%, from $162 million in the first nine months of 2012. Operating income increased due primarily to improved price and product mix of $176 million, lower raw material costs of $24 million, and higher tire volume of $8 million. These increases were partially offset by higher conversion costs of $82 million, unfavorable foreign currency translation of $30 million, higher SAG expenses of $20 million, and lower profits on intersegment sales of $3 million. Conversion costs were negatively impacted by overall inflation, including wages and benefits, partially offset by lower under-absorbed fixed overhead costs of $8 million due to higher production volume. The increase in SAG expenses is due primarily to overall inflation, including wages and benefits, and higher warehousing expenses. SAG expenses included savings from rationalization plans of $9 million.
Operating income in the first nine months of 2013 excluded net rationalization charges of $4 million. In addition, a first quarter foreign currency exchange loss of $115 million related to the devaluation of the Venezuelan bolivar fuerte is excluded from Latin America and total company segment operating income in 2013. Operating income in the first nine months of 2012 excluded net gains on asset sales of $4 million and net rationalization charges of $2 million.

Goodyear Venezuela contributed a significant portion of Latin America's sales and operating income in 2012. Latin America's results in the first quarter of 2013 were negatively impacted by the February 2013 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Our business has subsequently stabilized; however, the continuing economic uncertainty in Venezuela may adversely impact Latin America's segment operating income in future periods. For further information see “Note to the Consolidated Financial Statements No. 3, Other (Income) Expense,” and “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q and “Item 1. Business — Recent Developments — Venezuelan Currency Devaluation,” “Item 1A. Risk Factors,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in our 2012 Form 10-K.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2013	2012	Change	Change	2013	2012	Change	Change
Tire Units	5.6	5.2	0.4	7.5%	16.3	15.4	0.9	5.8%
Net Sales	$537	$592	$(55)	(9.3)%	$1,689	$1,769	$(80)	(4.5)%
Operating Income	66	64	2	3.1%	241	202	39	19.3%
Operating Margin	12.3%	10.8%			14.3%	11.4%
Three Months Ended September 30, 2013 and 2012
Asia Pacific unit sales in the third quarter of 2013 increased 0.4 million units, or 7.5%, to 5.6 million units. Replacement tire volume increased 0.2 million units, or 5.0%, and OE tire volume increased 0.2 million units, or 11.1%. The increase in unit volume was primarily due to growth in China and India, partially offset by declines in consumer volume in Australia as a result of a continued weak economic environment.
Net sales in the third quarter of 2013 were $537 million, decreasing $55 million, or 9.3%, from $592 million in the third quarter of 2012. Net sales decreased due to unfavorable price and product mix of $40 million, driven primarily by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $39 million primarily driven by the depreciation of Australian dollar and Indian rupee, and lower sales in other tire-related businesses of $12 million, primarily in our retail operations. These decreases were partially offset by higher volumes of $36 million.
Operating income in the third quarter of 2013 was $66 million, increasing $2 million, or 3.1%, from $64 million in the third quarter of 2012. Operating income increased due primarily to lower raw material costs of $39 million, which more than offset the effect of lower price and product mix of $24 million, lower start-up expenses for our new manufacturing facility in Pulandian, China of $13 million, and higher volume of $8 million. The increases were partially offset by higher SAG expenses of $7 million, primarily to support sales growth in China, unfavorable foreign currency translation of $6 million, higher conversion costs of $5 million, lower income from other tire-related businesses of $4 million, primarily in our retail operations, and insurance recoveries recognized in 2012.
Operating income in the third quarter of 2013 excluded net rationalization charges of $9 million, primarily in Australia, and net gains on asset sales of $1 million. Operating income in the third quarter of 2012 excluded charges for accelerated depreciation of $13 million, net rationalization charges of $9 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2013 and 2012
Asia Pacific unit sales in the first nine months of 2013 increased 0.9 million units, or 5.8%, to 16.3 million units. Replacement tire volume increased 0.5 million units, or 5.3%, and OE tire volume increased 0.4 million units, or 6.5%. The increase in unit volume throughout much of the region and recovery from the Thailand flooding, which negatively impacted 2012 volume, was partially offset by declines in consumer volume in Australia as a result of a continued weak economic environment.
Net sales in the first nine months of 2013 were $1,689 million, decreasing $80 million, or 4.5%, from $1,769 million in the first nine months of 2012. Net sales decreased due to unfavorable price and product mix of $65 million, driven primarily by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $63 million, driven by the depreciation of the Australian dollar and Indian rupee, and lower sales in other tire-related businesses of $39 million, primarily in our retail operations. These decreases were partially offset by higher volume of $86 million.
Operating income in the first nine months of 2013 was $241 million, increasing $39 million, or 19.3%, from $202 million in the first nine months of 2012. Operating income increased due primarily to lower raw material costs of $107 million, which more than offset the effect of lower price and product mix of $57 million, lower start-up expenses related to our new manufacturing facility in China of $25 million and higher volume of $17 million. These increases were partially offset by higher conversion costs of $14 million, unfavorable foreign currency translation of $13 million, lower income from other tire-related businesses of $11 million, primarily in our retail operations, and higher SAG of $6 million, due primarily to increased incentive compensation costs, primarily driven by increases in the Company's stock price, and costs to support sales growth in China.
In the first nine months of 2013, on a consolidated basis, we recorded a $9 million net benefit ($6 million after-tax), which included $7 million in Asia Pacific, due to insurance recoveries for the fourth quarter 2011 flood in Thailand. In the first nine months of 2012, on a consolidated basis, we recorded an $11 million net benefit ($9 million after-tax), which included $3 million in Asia Pacific, due to insurance recoveries exceeding incurred expenses and lost profits on sales.
In 2013, start-up expenses at our new manufacturing facility in Pulandian, China are anticipated to be approximately $35 million lower as compared to 2012.
Operating income in the first nine months of 2013 excluded net rationalization charges of $14 million, primarily in Australia, and net gains on asset sales of $4 million. Operating income in the first nine months of 2012 excluded net rationalization charges of $19 million, charges for accelerated depreciation of $19 million, and net gains on asset sales of $1 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
In the third quarter of 2013, we continued to experience weak, but stabilizing, industry conditions in developed markets.
Our new four-year master labor contract with the USW gives us the ability to freeze our U.S. hourly pension plans and replace them with a defined contribution plan at any time during the contract term once those plans are fully funded. We will evaluate the timing of fully funding our U.S. hourly pension plans, based on market conditions, beginning in 2014, and expect to use the proceeds of debt financing and available cash to make those contributions.
On September 20, 2013, we announced a shareholder return program as part of our capital allocation plan that includes the reinstatement of a $0.05 per share quarterly cash dividend on our common stock. The first dividend is payable December 1, 2013, to shareholders of record on November 1, 2013. Our shareholder return program also includes a $100 million common stock repurchase program. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs. Our capital allocation plan also provides for capital expenditures, pension funding and debt repayments, and restructuring payments.
In the first quarter of 2013, we completed the sale of our $900 million 6.5% senior notes due 2021, generating net proceeds of approximately $885 million after underwriting discounts, commissions and offering costs. We used substantially all of the net proceeds from the sale of those notes to fund contributions to our frozen U.S. pension plans.
At September 30, 2013, we had $2,500 million in Cash and cash equivalents, compared to $2,281 million at December 31, 2012. For the nine months ended September 30, 2013, net cash used by operating activities was $298 million due primarily to pension contributions and direct payments of $1,072 million and cash used for working capital of $505 million, which exceeded net income before depreciation expense and other non-cash charges. Net cash used by investing activities was $725 million, driven primarily by capital expenditures of $734 million. Net cash provided by financing activities was $1,400 million primarily driven by net borrowings of $1,433 million which included net proceeds of $885 million from the first quarter 2013 issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021.
At September 30, 2013, we had $2,374 million of unused availability under our various credit agreements, compared to $2,949 million at December 31, 2012. The table below presents unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2013	2012
First lien revolving credit facility	$1,121	$1,239
European revolving credit facility	533	519
Chinese credit facilities	—	57
Pan-European accounts receivable facility	—	156
Other domestic and international debt	340	531
Notes payable and overdrafts	380	447
	$2,374	$2,949

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
Changes in general interest rates and corporate (AA or better) credit spreads impact the discount rate used to determine our U.S. pension liability. In the first quarter of 2013, substantially all of our U.S. pension plans entered into short term zero cost interest rate option strategies in order to significantly reduce the volatility of our U.S. pension plan funded status. Following this, as noted above, we fully funded our frozen U.S. pension plans, changed their target asset allocation to a portfolio of substantially all fixed income securities and measured the liabilities and assets of those plans at February 28, 2013. December 31, 2012 remained the measurement date for our other U.S. pension plans. If general interest rates were to decrease in parallel (i.e., across all maturities) from these measurement points, the actions described above would mitigate a portion of the impact of the expected increase in our U.S. pension benefit obligation. For example, if general interest rates decreased by 0.50%, the actions described above would mitigate approximately 85% of the expected increase in the U.S. pension benefit obligation and, if general interest rates decreased by 1.00%, the actions described above would mitigate approximately 75% of the expected increase. If general interest rates were to increase in parallel from these measurement points, the actions described above would limit the benefit of higher interest rates on our U.S. pension benefit obligation to the extent those interest rates increase beyond specified levels. For example, if general interest rates increased by 0.50%, the actions described above would result in approximately a 35% offset to the expected decrease in the U.S. pension benefit obligation, if general interest rates increased by 1.00%, the actions described above would result in approximately a 40% offset and, if general interest rates increased by 1.50%, the actions described above would result in approximately a 50% offset.
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
We expect our 2013 cash flow needs to include capital expenditures of approximately $1.1 billion, interest expense to range between $385 million to $395 million, dividends on our mandatory convertible preferred stock to be $29 million and dividends on our common stock to be $12 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2013, approximately $637 million of net assets, including $491 million of cash and cash equivalents, were subject to such requirements, including $397 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Since Venezuela's economy is considered to be highly inflationary under U.S. generally accepted accounting principles, the U.S. dollar is the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates and are reported in Other (Income) Expense. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. As a result of the devaluation, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities including deferred taxes, primarily related to cash deposits in Venezuela. We also recorded a one-time subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official subsidy exchange rate of 4.3 bolivares fuertes per U.S. dollar applicable to certain import purchases prior to the devaluation date. A portion of this subsidy will reduce cost of goods sold in future periods when the related inventory is sold. We have received $2 million of the subsidy to date and will continue to periodically update our assessment of our ability to realize the benefit of the subsidy receivable.
Beginning February 13, 2013, we have used the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar to settle substantially all foreign currency transactions in Venezuela. If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations. At September 30, 2013, we had bolivar fuerte denominated monetary assets of $459 million which consisted primarily of $397 million of cash, $25 million of accounts receivable and $21 million of deferred tax assets, and bolivar fuerte denominated monetary liabilities of $176 million which consisted primarily of $92 million of intercompany payables, including $41 million of dividends, $25 million of accounts payable - trade, $24 million of compensation and benefits, and $22 million of long term benefits. At December 31, 2012, we had bolivar fuerte denominated monetary assets of $446 million which consisted primarily of $398 million of cash, $22 million of deferred tax assets and $10 million of accounts receivable, and bolivar fuerte denominated monetary liabilities of $202 million which consisted primarily of $112 million of intercompany payables, including $59 million of dividends, $37 million of accounts payable - trade, $24 million of long term benefits, $10 million of compensation and benefits and $4 million of income taxes payable. All monetary assets and liabilities were remeasured at 6.3 and 4.3 bolivares fuertes to the U.S. dollar at September 30, 2013 and December 31, 2012, respectively.
Goodyear Venezuela’s sales were 2.5% and 2.0% of our net sales for the three months ended September 30, 2013 and 2012, respectively, and were 2.2% and 1.7% of our net sales for the nine months ended September 30, 2013 and 2012, respectively. Goodyear Venezuela’s cost of goods sold were 2.1% and 1.7% of our cost of goods sold for the three months ended September 30, 2013 and 2012, respectively, and were 2.0% and 1.4% of our cost of goods sold for the nine months ended September 30, 2013 and 2012, respectively. Goodyear Venezuela’s sales are bolivar fuerte denominated and cost of goods sold are approximately 66% bolivar fuerte denominated and approximately 34% U.S. dollar denominated. A further 10% decrease in the bolivar fuerte against the U.S. dollar would decrease Goodyear Venezuela’s sales and cost of goods sold by approximately $39 million and approximately $16 million, respectively, on an annual basis, before any potential offsetting actions.
During the nine months ended September 30, 2013, Goodyear Venezuela settled $61 million and $2 million, respectively, of U.S. dollar-denominated intercompany payables and accounts payable - trade. For the nine months ended September 30, 2013, approximately 28% and 72% of those payables were settled at the official exchange rate of 4.3 and 6.3 bolivares fuertes to the U.S. dollar, respectively. At September 30, 2013, settlements of U.S. dollar-denominated liabilities pending before the currency exchange board were approximately $164 million, of which approximately $35 million are expected to be settled at 4.3 bolivares fuertes to the U.S. dollar and approximately $129 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At September 30, 2013, approximately $32 million of the requested settlements were pending up to 180 days, approximately $46 million were pending from 180 to 360 days and approximately $86 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $30 million, amounts pending from 180 to 360 days include imported tires and raw materials of $44 million, and amounts pending over one year include dividends payable of $41 million, intercompany charges for royalties of $12 million, and imported tires of $10 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
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

Operating Activities
Net cash used in operating activities was $298 million in the first nine months of 2013, compared to $329 million in the first nine months of 2012. Operating cash flows were favorably impacted by a reduction in the cash used to fund seasonal working capital needs of $399 million and increased earnings of $175 million, despite a first quarter 2013 charge of $115 million for the devaluation of the Venezuelan bolivar fuerte. These increases in operating cash flows were partially offset by higher pension contributions of $582 million. The decrease in cash used for working capital in 2013 was primarily due to improved payment terms from vendors, primarily in North America and EMEA. The increase in pension contributions was due primarily to first quarter 2013 discretionary contributions of $834 million to fully fund our frozen U.S. pension plans.
Investing Activities
Net cash used in investing activities was $725 million in the first nine months of 2013, compared to $800 million in the first nine months of 2012. Capital expenditures were $734 million in the first nine months of 2013, compared to $788 million in the first nine months of 2012. Beyond expenditures required to sustain our facilities, capital expenditures in 2013 primarily related to expansion of manufacturing capacity in Japan, Brazil and Chile. Expenditures in 2012 primarily related to expansion of manufacturing capacity in China and Chile.
Financing Activities
Net cash provided by financing activities was $1,400 million in the first nine months of 2013, compared to $598 million in the first nine months of 2012. Financing activities in 2013 included net borrowings of $1,433 million used to fully fund our frozen U.S. pension plans and to fund working capital needs and capital expenditures. Net borrowings in 2013 included net proceeds of $885 million from the first quarter issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021 and net borrowings of $548 million under various other credit facilities.
Credit Sources
In aggregate, we had total credit arrangements of $9,250 million available at September 30, 2013, of which $2,374 million were unused, compared to $8,387 million available at December 31, 2012, of which $2,949 million were unused. At September 30, 2013, we had long term credit arrangements totaling $8,826 million, of which $1,993 million were unused, compared to $7,837 million and $2,501 million, respectively, at December 31, 2012. At September 30, 2013, we had short term committed and uncommitted credit arrangements totaling $424 million, of which $380 million were unused, compared to $550 million and $447 million, respectively, at December 31, 2012. The continued availability of the short term uncommitted arrangements are at the discretion of the relevant lender and may be terminated at any time.
See Note 7, Financing Arrangements and Derivative Financial Instruments, for a discussion of the issuance of our $900 million 6.5% senior notes due 2021 in the first quarter of 2013.
Outstanding Notes
At September 30, 2013, we had $3,349 million of outstanding notes, compared to $2,440 million at December 31, 2012.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2012 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility initially bear interest at LIBOR plus 150 basis points, based on our current liquidity. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2013, our borrowing base, and therefore our availability, under the facility was $487 million below the facility's stated amount of $2.0 billion.
At September 30, 2013 and December 31, 2012, we had no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $392 million at September 30, 2013 and $400 million at December 31, 2012.

$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. At September 30, 2013 and December 31, 2012, this facility was fully drawn.
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
At September 30, 2013 and December 31, 2012, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $8 million (€6 million) and $10 million (€7 million) at September 30, 2013 and December 31, 2012, respectively.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At September 30, 2013, the amounts available and utilized under this program totaled $394 million (€291 million). At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $89 million (95 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At September 30, 2013, the amounts available and utilized under this program were $52 million. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At September 30, 2013, the gross amount of receivables sold was $270 million, compared to $243 million at December 31, 2012.

Vendor Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. At September 30, 2013 and December 31, 2012, agreements for such vendor financing programs totaled approximately $400 million.
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
We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of September 30, 2013, our availability under this facility of $1,121 million, plus our Available Cash of $1,152 million, totaled $2.3 billion, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2013, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at September 30, 2013 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At September 30, 2013, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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
Dividends
Under our primary credit facilities and some of our note indentures, we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities or indentures following the payment, and certain financial tests are satisfied.
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
During the third quarter, our Board of Directors declared a cash dividend of $0.05 per share of common stock. The dividend is payable December 1, 2013, to shareholders of record November 1, 2013. Future quarterly dividends are subject to Board approval.
The restrictions imposed by our credit facilities and indentures and our mandatory convertible preferred stock did not affect our ability to declare the dividend on our common stock described above, and are not expected to affect our ability to declare similar dividends in the future.
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
Goodyear conducts its annual impairment test of goodwill and other indefinite lived intangible assets as of July 31. Goodwill balances at September 30, 2013 were $93 million, $497 million and $70 million for North America, EMEA and Asia Pacific, respectively. After considering changes to assumptions used in our most recent quantitative annual testing, including the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative annual testing, and other factors, we concluded it is more likely than not that the fair value of our North America and Asia Pacific reporting units is not less than its respective carrying value and, therefore, did not perform a quantitative analysis.

Given the continued weak economic conditions in Europe and the segment operating results of our EMEA reporting unit, we concluded that it was necessary to complete a quantitative analysis in connection with our 2013 annual goodwill impairment assessment for that reporting unit. We determined the estimated fair value of our EMEA reporting unit using a discounted cash flow approach consistent with the methodology used in our most recent quantitative annual testing. The key assumptions incorporated in the discounted cash flow approach include a growth rate, projected segment operating income, changes in working capital, our plan for capital expenditures, anticipated funding for pensions, and a discount rate equal to our assumed long-term cost of capital. Based on the testing performed in accordance with ASC 350, the annual impairment test indicated there is no impairment of goodwill in our EMEA reporting unit since the fair value exceeded the carrying value. Fair value would have to decline over 60% for fair value to fall below carrying value. A 500 basis points increase in the discount rate would not indicate impairment.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2013, 37% of our debt was at variable interest rates averaging 5.36%.
The following table presents information about long term fixed rate debt, excluding capital leases, at September 30, 2013:

(In millions)
Carrying amount — liability	$4,087
Fair value — liability	4,352
Pro forma fair value — liability	4,477

The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2013, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at September 30, 2013:

(In millions)
Fair value — asset (liability)	$(17)
Pro forma decrease in fair value	158
Contract maturities	10/13-9/14

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2013, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheet at September 30, 2013 as follows:

(In millions)
Accounts receivable	$10
Other Current Liabilities	(27)

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2013, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 74,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2013, approximately 500 new claims were filed against us and approximately 500 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2013 was $5 million and $15 million, respectively. At September 30, 2013, there were approximately 74,000 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2012 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in our 2012 Form 10-K for a discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/13-7/31/13	2,125	$18.65	—	—
8/1/13-8/31/13	3,106	18.86	—	—
9/1/13-9/30/13	23,497	22.09	—	$100,000,000
Total	28,728	$21.48	—

(1) These shares were delivered to us by employees as payment for the exercise price of stock options as well as the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.

(2) On September 18, 2013, the Board of Directors authorized $100 million for use in the Company’s common stock repurchase program. That authorization expires on September 20, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs.

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 29, 2013	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2013
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
10	Material Contracts

(a)	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).

(b)	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).

(c)	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).

(d)	Form of Restricted Stock Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).

(e)	Form of Restricted Stock Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101