Form 10-K
period 2013-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2014-02-13
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 28, 2013, was approximately $3.8 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2014:

248,062,944
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2014 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

PART I.

ITEM 1.	BUSINESS.
BUSINESS OF GOODYEAR
The Goodyear Tire & Rubber Company (the “Company”) is an Ohio corporation organized in 1898. Its principal offices are located at 200 Innovation Way, Akron, Ohio 44316-0001. Its telephone number is (330) 796-2121. The terms “Goodyear,” “Company” and “we,” “us” or “our” wherever used herein refer to the Company together with all of its consolidated U.S. and foreign subsidiary companies, unless the context indicates to the contrary.
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2013, our net sales were $19.5 billion, Goodyear’s net income was $629 million, and Goodyear's net income available to common shareholders was $600 million. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,240 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 52 manufacturing facilities in 22 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 69,000 full-time and temporary associates worldwide.
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

RECENT DEVELOPMENTS
Pension Funding. In early 2014, we made contributions of approximately $1,150 million, including discretionary contributions of approximately $900 million, to fully fund our hourly U.S. pension plans. As a result, and in accordance with our master collective bargaining agreement with the United Steelworkers (“USW Contract”), the hourly U.S. pension plans will be frozen to future accruals effective April 30, 2014. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. These actions will provide stability to our funded status, improve our earnings and operating cash flow and provide greater transparency to our underlying tire business. For further information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — Pension and Benefit Plans” and Notes to the Consolidated Financial Statements No. 16, Pension and Other Postretirement Benefits.
Closure of Amiens, France Manufacturing Facility. In January 2014, we reached an agreement with union associates at one of our Amiens, France manufacturing facilities. We have ceased production at that facility, and will close the facility in the first quarter of 2014. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014. We expect EMEA operating income to improve by approximately $75 million annually following these actions, including by approximately $40 million in 2014. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview" and Notes to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Plans.

DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2013, we operated our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa (“EMEA”); Latin America; and Asia Pacific.
Financial information related to our operating segments for the three year period ended December 31, 2013 appears in the Note to the Consolidated Financial Statements No. 7, Business Segments.
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
In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We manufacture and sell tires under the Goodyear, Dunlop, Kelly, Debica, Sava and Fulda brands and various other Goodyear owned “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•	retread truck, aviation and off-the-road, or OTR, tires,

•	manufacture and sell tread rubber and other tire retreading materials,

•	sell chemical products, and

•	provide automotive repair services and miscellaneous other products and services.

Our principal products are new tires for most applications. Approximately 86% of our sales in 2013 were for new tires, compared to 84% and 83% in 2012 and 2011, respectively. Sales of chemical products and natural rubber to unaffiliated customers were 4% in 2013, 6% in 2012 and 7% in 2011 of our consolidated sales (9%, 13% and 17% of North America’s total sales in 2013, 2012 and 2011, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2013	2012	2011
North America	78%	76%	72%
Europe, Middle East and Africa	94	94	95
Latin America	92	92	89
Asia Pacific	87	86	84

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation or all terrain vehicle tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2013	2012	2011
North America	61.7	62.6	66.0
Europe, Middle East and Africa	60.8	62.7	74.3
Latin America	17.9	18.1	19.8
Asia Pacific	21.9	20.6	20.5
Goodyear worldwide tire units	162.3	164.0	180.6

Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2013	2012	2011
Replacement tire units	111.9	114.4	132.2
OE tire units	50.4	49.6	48.4
Goodyear worldwide tire units	162.3	164.0	180.6

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
Although we do not consider our tire businesses to be seasonal to any significant degree, we historically sell more replacement tires in North America and EMEA during the third quarter.
GLOBAL ALLIANCE
We currently have a global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”). We have learned that SRI has engaged in anticompetitive conduct that we concluded warrants the dissolution of the global alliance. On January 10, 2014, we commenced arbitration proceedings seeking the dissolution of the global alliance, damages and other appropriate relief. Although we believe that our claims are meritorious and will vigorously prosecute those claims, it is difficult to predict the timing and outcome of the proceedings.
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
Subject to the arbitration proceedings described above, under the existing global alliance agreements, SRI would have the right to require us to purchase its ownership interests in GDTE and GDTNA, which we refer to as “exit rights,” if there is a change in control of Goodyear, a bankruptcy of Goodyear or a breach, subject to notice and the opportunity to cure, of the global alliance agreements by Goodyear that has a material adverse effect on the rights of SRI or its affiliates under the global alliance agreements, taken as a whole. Subject to the arbitration proceedings described above, SRI would also have exit rights upon the occurrence of the following events:

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
SRI must give written notice to Goodyear of its intention to exercise its exit rights no later than three months from the date such exit rights become exercisable, except that notice of SRI’s intention to exercise its exit rights upon the occurrence of the event described in the last bullet point above may be given as long as SRI’s share ownership is less than 10%. If SRI were to exercise any of its exit rights, the global alliance agreements provide that the purchase price would be based on the fair value of SRI’s minority shareholder’s interest in GDTE and GDTNA. The purchase price would be determined through a negotiation process where, if no mutually agreed purchase price was determined, a binding arbitration process would determine the purchase price. Goodyear would retain the rights to the Dunlop brand in Europe and North America following any such purchase. As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.
NORTH AMERICA
North America, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in the United States and Canada, and sells tires to various export markets, primarily through intersegment sales. North America manufactures tires in seven plants in the United States and two plants in Canada.
North America manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving and mining equipment, commercial and military aviation and industrial equipment, and for various other applications.
Goodyear brand radial passenger tire lines sold in the United States and Canada include the Assurance family of product lines — Assurance TripleTred All-Season, Assurance ComforTred Touring and Assurance Fuel Max — for the premium passenger and cross-over utility vehicle segments. The Eagle family of product lines, available for the high-performance segment, includes the Eagle F1 tire lines and the Eagle Sport All-Season tire line. The Wrangler family of product lines — including Wrangler DuraTrac, Wrangler SR-A, Wrangler MT/R with Kevlar and the Wrangler All-Terrain Adventure — targets the sport utility vehicle and light truck segments. The Goodyear brand also offers the Ultra Grip family of winter tires, including Ultra Grip Ice WRT and Ultra Grip Winter. Additionally, we offer Dunlop brand radial tire lines, including Signature II and SP Sport for the passenger and performance segments, Rover and Grandtrek tire lines for the cross-over, sport utility vehicle and light truck segment, and SP Winter, Graspic and Grandtrek tire lines for the winter tire segment. North America also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks in the United States and Canada.
North America manufactures and sells all-steel, radial medium truck tires under the Goodyear, Dunlop and Kelly brands for use on commercial trucks and trailers.
North America also:

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,

•	provides automotive maintenance and repair services at approximately 670 retail outlets primarily under the Goodyear or Just Tires names,

•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 175 commercial tire centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,

•	sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and

•	provides miscellaneous other products and services.

Markets and Other Information
Tire unit sales to replacement and OE customers served by North America during the periods indicated were:
NORTH AMERICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2013	2012	2011
Replacement tire units	42.9	44.5	50.0
OE tire units	18.8	18.1	16.0
Total tire units	61.7	62.6	66.0

North America is a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks and aircraft that have production facilities located in North America.
North America’s primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Cooper, Pirelli, and several Asian manufacturers.
Goodyear, Dunlop and Kelly brand tires are sold in the United States and Canada through several channels of distribution. The principal channel for Goodyear brand tires is a large network of independent dealers. Goodyear, Dunlop and Kelly brand tires are also sold to numerous national and regional retail marketing firms and in Goodyear company-owned stores in the United States.
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
EUROPE, MIDDLE EAST AND AFRICA
Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, farm, earthmoving and mining equipment, and industrial equipment throughout Europe, the Middle East and Africa, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in 16 plants in England, France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey. EMEA:

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
In 2013, we announced our intention to exit the farm tire business in EMEA and to close one of our tire manufacturing facilities in Amiens, France. We have completed the required consultation process, have ceased production at the Amiens facility, and will close the facility in the first quarter of 2014. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014.

Markets and Other Information
Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2013	2012	2011
Replacement tire units	44.2	46.4	56.8
OE tire units	16.6	16.3	17.5
Total tire units	60.8	62.7	74.3

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.
EMEA’s main competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.
Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 130 are owned by Goodyear.
Our European operations are subject to regulation by the European Union. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics.
LATIN AMERICA
Our Latin America segment manufactures and sells automobile and truck tires throughout Central and South America and in Mexico, and sells tires to various export markets, primarily through intersegment sales. Latin America manufactures tires in five plants in Brazil, Chile, Colombia, Peru and Venezuela.
Latin America manufactures and sells several lines of passenger and light and medium truck tires. Latin America also:

•	retreads, and provides various materials and related services for retreading, truck and aviation tires,

•	manufactures and sells new aviation tires,

•	manufactures other products, including OTR tires, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Latin America during the periods indicated were:
LATIN AMERICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2013	2012	2011
Replacement tire units	12.4	11.8	13.0
OE tire units	5.5	6.3	6.8
Total tire units	17.9	18.1	19.8

Latin America is a significant supplier of tires to most manufacturers of automobiles, trucks and construction equipment located in the region. Goodyear brand tires are sold for replacement primarily through independent dealers. Significant competitors include Pirelli, Bridgestone, Michelin and Continental, and imports from other regions, primarily Asia.

In 2012, Brazil adopted a tire labeling regulation, which takes effect in 2015 and sets requirements for tire certification and labeling for rolling resistance, wet grip braking and noise for all radial passenger car, light truck and commercial truck tires sold in that country. The adoption of labeling regulations will be in two phases, with labeling of certain new products required by the second quarter of 2015 and labeling of all tires required by the end of 2016.
ASIA PACIFIC
Our Asia Pacific segment manufactures and sells tires for automobiles, light and medium trucks, aircraft, and farm, earthmoving and mining equipment throughout the Asia Pacific region, and sells tires to various export markets, primarily through intersegment sales. Asia Pacific manufactures tires in seven plants in China, India, Indonesia, Japan, Malaysia and Thailand. Asia Pacific also:

•	retreads truck tires and aviation tires,

•	manufactures tread rubber and other tire retreading materials for aviation tires,

•	provides automotive maintenance and repair services at retail outlets, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:
ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2013	2012	2011
Replacement tire units	12.4	11.7	12.4
OE tire units	9.5	8.9	8.1
Total tire units	21.9	20.6	20.5

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Yokohama, Pirelli, and a large number of regional and local tire producers.
Asia Pacific sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Kelly, Blue Streak and Diamondback, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers. In Australia, we also operate a network of approximately 260 retail stores under the Beaurepaires brand.

GENERAL BUSINESS INFORMATION
Sources and Availability of Raw Materials
The principal raw materials used by Goodyear are synthetic and natural rubber. Synthetic rubber accounts for approximately 60% of all rubber consumed by us on an annual basis. Our plants located in Beaumont and Houston, Texas supply a major portion of our global synthetic rubber requirements. We purchase all of our requirements for natural rubber in the world market.
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2014, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
In 2013, raw material costs decreased by approximately 13% in our tire businesses compared to 2012, primarily driven by a decrease in the cost of synthetic and natural rubber. For the full year of 2014, we expect our raw material costs will be lower than 2013. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.

Patents and Trademarks
We own approximately 2,100 product, process and equipment patents issued by the United States Patent Office and approximately 3,400 patents issued or granted in other countries around the world. We have approximately 500 applications for United States patents pending and approximately 2,300 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,600 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 12,700 registrations and 600 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
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
Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2013	2012	2011
Research and development expenditures	$390	$370	$369

Employees
At December 31, 2013, we employed approximately 69,000 full-time and temporary people throughout the world, including approximately 36,000 people covered under collective bargaining agreements. Approximately 7,500 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers, which expires in July 2017. Approximately 22,000 of our employees outside of the United States are covered by union contracts which currently have expired or that will expire in 2014, primarily in Germany, Brazil, France, Poland, China and Venezuela. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe, Latin America and Asia.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $42 million and $74 million during 2014 and 2015, respectively.
We expended approximately $49 million during 2013, and expect to expend approximately $51 million during both 2014 and 2015, to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.
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

INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 22 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2013 appears in the Note to the Consolidated Financial Statements No. 7, Business Segments, and is incorporated herein by reference.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 13, 2014, (2) all positions with the Company presently held by each such person and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	50
Mr. Kramer was elected Chief Executive Officer and President in April  2010 and Chairman in October  2010. He is the principal executive officer of the Company. Mr. Kramer joined Goodyear in March 2000 and has served as Executive Vice President and Chief Financial Officer (June 2004 to August 2007), President, North America (March 2007 to February 2010) and Chief Operating Officer (June 2009 to April 2010).

Laura K. Thompson	Executive Vice President and Chief Financial Officer	49
Ms. Thompson was named Executive Vice President and Chief Financial Officer effective December 1, 2013. She is Goodyear’s principal financial officer. Ms. Thompson joined Goodyear in 1983 and has served as Vice President, Business Development (June 2005 to February 2011) and Vice President, Finance, North America (March 2011 to November 2013).

Stephen R. McClellan	President, North America	48
Mr. McClellan was named President, North America in August 2011. He is the executive officer responsible for Goodyear's operations in North America. Mr. McClellan joined Goodyear in 1988 and has served as Vice President, Goodyear Commercial Tire Systems, North America (September 2003 to August 2008) and President, Consumer Tires, North America (August 2008 to August 2011).

Darren R. Wells	President, Europe, Middle East and Africa	48
Mr. Wells was named President, Europe, Middle East and Africa effective December 1, 2013. He is the executive officer responsible for Goodyear’s operations in Europe, Middle East and Africa. Mr. Wells joined Goodyear in August 2002 and has served as Senior Vice President, Business Development and Treasurer (May 2005 to March 2007), Senior Vice President, Finance and Strategy (March 2007 to October 2008), and Executive Vice President and Chief Financial Officer (October 2008 to November 2013).

Jaime Cohen Szulc	President, Latin America	51
Mr. Szulc joined Goodyear as President, Latin America in September 2010. He is the executive officer responsible for Goodyear's operations in Mexico, Central America and South America. Prior to joining Goodyear, Mr. Szulc was Senior Vice President and Chief Marketing Officer of Levi Strauss & Co., a global apparel company, from August 2009 until August 2010. He was also previously employed by Eastman Kodak Company, a global manufacturer of imaging technology products, from 1998 until March 2009, including most recently as Managing Director, Global Customer Operations and Chief Operating Officer for the Consumer Digital Group and Corporate Vice President.

Daniel L. Smytka	President, Asia Pacific	51
Mr. Smytka was named President, Asia Pacific in November 2011. He is the executive officer responsible for Goodyear's operations in Asia, Australia and the Western Pacific. Mr. Smytka joined Goodyear in October 2008 and has served as Vice President, Consumer Tires, Asia Pacific (October 2008 to October 2010) and Vice President and Program Manager, Asia Pacific (October 2010 to November 2011).

David L. Bialosky	Senior Vice President, General Counsel and Secretary	56
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

Name	Position(s) Held	Age
Arthur de Bok	Senior Vice President, Sales and Marketing Excellence	51
Mr. de Bok was named Senior Vice President, Sales & Marketing Excellence effective December 1, 2013. He is the executive officer responsible for Goodyear's global sales and marketing activities. Mr. de Bok joined Goodyear in January 2002 and has served as President, European Union Tire (September 2005 to January 2008) and President, Europe, Middle East and Africa (February 2008 to November 2013).

Paul Fitzhenry	Senior Vice President, Global Communications	54
Mr. Fitzhenry joined Goodyear as Senior Vice President, Global Communications in October 2012. He is the executive officer responsible for Goodyear's communications activities worldwide. Prior to joining Goodyear, he was Vice President of Corporate Communications of Tyco International, a diversified global industrial company, from 2007 until September 2012.

Jean-Claude Kihn	Senior Vice President and Managing Director, Goodyear Brazil	54
Mr. Kihn was named Senior Vice President and Managing Director, Goodyear Brazil in December 2012. He is the executive officer responsible for Goodyear's operations in Brazil. Mr. Kihn joined Goodyear in 1988 and has served as Senior Vice President and Chief Technical Officer (January 2008 to December 2012).

Joseph B. Ruocco	Senior Vice President, Global Human Resources	54
Mr. Ruocco joined Goodyear as Senior Vice President, Human Resources in August 2008. He is the executive officer responsible for Goodyear's human resources activities worldwide.

Gregory L. Smith	Senior Vice President, Global Operations	50
Mr. Smith joined Goodyear as Senior Vice President, Global Operations in October 2011. He is the executive officer responsible for Goodyear's global manufacturing and related supply chain activities. Prior to joining Goodyear, Mr. Smith served in operations, manufacturing and supply chain positions of increasing responsibility at ConAgra Foods, a packaged foods company, since 2001, including most recently as Executive Vice President, Supply Chain and Operations from December 2007 to September 2011.

Richard J. Noechel	Vice President and Controller	45
Mr. Noechel became Vice President and Controller in March  2011. He is Goodyear's principal accounting officer. Mr. Noechel joined Goodyear in October 2004 and has served as Vice President, Finance, North America (December 2008 to February 2011).

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
We experienced weak, but stabilizing, industry conditions in developed markets in 2013 as the economic recovery in Europe and the United States remained tentative, and our business continues to be impacted by trends that have negatively affected the tire industry in general. These negative trends include continued economic weakness in Europe, economic and political volatility in Latin America, rising energy costs, wage inflation in emerging markets, and volatile raw material costs. In addition, global tire industry demand continues to be difficult to predict. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected.
In order to offset the impact of these trends, we have announced important strategic initiatives, such as our operational excellence initiatives, increasing our low-cost manufacturing capacity, reducing our high-cost manufacturing capacity, such as the closure of one of our facilities in Amiens, France, increasing sales in emerging markets, and improving the profitability of our EMEA segment. We are also undertaking significant capital investments in expanding and modernizing manufacturing facilities around the world. The failure to implement successfully our important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
Our operational excellence initiatives are aimed at improving our manufacturing efficiency and creating an advantaged supply chain focused on reducing our total delivered costs, optimizing working capital levels and delivering best in industry customer service. If we fail to execute these initiatives successfully, we may fail to achieve our financial goals.
If economic and political conditions in emerging markets, such as Eastern Europe, the Middle East, Latin America, China and India, deteriorate significantly, we may not be able to increase our sales in emerging markets and our operating results, financial condition and liquidity could be materially adversely affected.
Our performance is also dependent on our ability to improve the volume and mix of higher margin tires we sell in our targeted market segments. In order to do so, we must be successful in developing, marketing and selling products that consumers desire and that offer higher margins to us. Shifts in consumer demand away from higher margin tires could materially adversely affect our business.
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
Raw material costs have been volatile over the past few years, and we may experience increases in the prices of natural and synthetic rubber, carbon black and petrochemical-based commodities. Market conditions or contractual obligations may prevent us from passing any such increased costs on to our customers through timely price increases. Additionally, higher raw material and energy costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate. In addition, lower raw material costs may put downward pressure on the price of tires, which could ultimately reduce our margins and adversely affect our results of operations.
If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial position and liquidity could be materially adversely affected.
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 7,500 employees in the United States at December 31, 2013, and expires July 29, 2017. In addition, approximately 22,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2014, primarily in Germany, Brazil, France, Poland, China and Venezuela. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial position and liquidity.
Our long term ability to meet our obligations, to repay maturing indebtedness or to implement strategic initiatives may be dependent on our ability to access capital markets in the future and to improve our operating results.
The adequacy of our liquidity depends on our ability to achieve an appropriate combination of operating improvements, financing from third parties and access to capital markets. We may need to undertake additional financing actions in the capital markets in order to ensure that our future liquidity requirements are addressed or to implement strategic initiatives. These actions may include the issuance of additional debt or equity, or the factoring of our accounts receivable.
Our access to the capital markets cannot be assured and is dependent on, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us or our suppliers, or to honor future draws on our existing lines of credit, and the degree of success we have in implementing our strategic initiatives and improving the results of our EMEA segment and sustaining our results in our North America segment. Over the past several years, we have increased our use of supplier financing programs and the factoring of our accounts receivable in order to improve our working capital efficiency and reduce our costs. If these programs become unavailable or less attractive to us or our suppliers, our liquidity could be adversely affected.
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
We continued to experience weak, but stabilizing, industry conditions in developed markets in 2013 as the economic recovery in Europe and the United States remained tentative. As a result of these economic conditions and increased competition, our tire unit shipments in 2013 were down 1.1% compared to 2012, and automotive vehicle production and global tire industry demand continues to be difficult to predict.
Although sales to our OE customers account for approximately 20% of our net sales, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.
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
Productivity improvements through process re-engineering, design efficiency and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to increase the percentage of tires that are produced at our lower-cost production facilities and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently undertaking significant expansion and modernization projects at certain of our manufacturing facilities in Brazil, Germany and Japan.
We may not have sufficient resources to implement planned capital expenditures with minimal disruption to our existing manufacturing operations, or within desired time frames and budgets. Any disruption to our operations, delay in implementing capital improvements or unexpected costs may materially adversely affect our business and results of operations.
If we are unable to make sufficient capital expenditures, or to maximize the efficiency of the capital expenditures we do make, we may be unable to achieve productivity improvements, which may harm our competitive position, or to manufacture the products necessary to compete successfully in our targeted market segments. In addition, plant modernizations may temporarily disrupt our manufacturing operations and lead to temporary increases in our costs.
We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.
We have a substantial amount of debt. As of December 31, 2013, our debt (including capital leases) on a consolidated basis was approximately $6.2 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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
Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our strategic initiatives, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We cannot assure you that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.

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
Our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity.
We have manufacturing and distribution facilities throughout the world. Our international operations are subject to certain inherent risks, including:

•	exposure to local economic conditions;

•	adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations and insurrections;

•	adverse foreign currency fluctuations;

•	adverse currency exchange controls;

•	government price controls;

•	withholding taxes and restrictions on the withdrawal of foreign investment and earnings;

•	labor regulations;

•	expropriations of property;

•	the potential instability of foreign governments;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	export and import restrictions; and

•	other changes in laws or government policies.

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
We have material bolivar fuerte-denominated net monetary assets and liabilities in Venezuela, the value of which will be correspondingly reduced in the event of further devaluations of the bolivar fuerte by the Venezuelan government.
The future results of our Venezuelan operations will be affected by many factors, including actions by the Venezuelan government such as further currency devaluations, profit margin or price controls or changes in import controls, economic conditions in Venezuela such as inflation and consumer spending, labor relations, and the availability of raw materials, utilities and energy. Goodyear Venezuela contributes a significant portion of the sales and operating income of our Latin America segment. As a result, any disruption of Goodyear Venezuela’s operations or of our ability to pay suppliers or repatriate funds from Venezuela could have a material adverse impact on the future performance of our Latin America segment and could materially adversely affect our results of operations, financial condition and liquidity.
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
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2013, foreign currency translation unfavorably affected sales by $354 million and unfavorably affected segment operating income by $63 million compared to the year ended December 31, 2012. The volatility of currency exchange rates may materially adversely affect our operating results.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2013, we had approximately $2.1 billion of variable rate debt outstanding.

We have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales.
We operate with significant operating and financial leverage. Significant portions of our manufacturing, selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of our interest expense is fixed. There can be no assurance that we would be able to reduce our fixed costs proportionately in response to a decline in our net sales and therefore our competitiveness could be significantly impacted. As a result, a decline in our net sales could result in a higher percentage decline in our income from operations and net income.
We may incur significant costs in connection with our contingent liabilities and tax matters.
We have significant reserves for contingent liabilities and tax matters. The major categories of our contingent liabilities include workers' compensation and other employment-related claims, product liability and other tort claims, including asbestos claims, and environmental matters.

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

Our European operations are subject to regulation by the European Union. In 2009, two important regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car tires only) and noise in order to be sold in the European Union, and became effective beginning in 2012, with continuing phases that will become effective through 2020. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics. Other countries, such as Brazil, have also adopted tire labeling regulations, and additional countries may also introduce similar regulations in the future.
Tires produced or sold in Europe also have to comply with various other standards, including environmental laws such as REACH (Registration, Evaluation, Authorisation and Restriction of Chemical Substances), which regulates the use of chemicals in the European Union. For example, REACH prohibits the use of highly aromatic oils in tires, which were used as compounding components to improve certain performance characteristics.
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
The arbitration proceedings we have brought to dissolve our global alliance with SRI and the terms and conditions of the existing global alliance agreements with SRI could require us to make a substantial payment to acquire SRI’s interest in our European and North American joint ventures.
We have commenced arbitration proceedings seeking the dissolution of our global alliance with SRI, damages and other appropriate relief. Subject to those arbitration proceedings, under the existing global alliance agreements between us and SRI, SRI would have the right to require us to purchase its ownership interests in GDTE and GDTNA if certain triggering events have occurred, including certain bankruptcy events, changes in control of Goodyear or breaches of the global alliance agreements. Any payment required to be made to SRI in respect of the dissolution of the global alliance, which could be offset by payments to us for damages, or pursuant to an exit under the terms of the global alliance agreements could be substantial. If the amount of such a payment exceeds our current expectations, we cannot assure you that our operating performance, cash flow and capital resources would be sufficient to make such a payment or, if we were able to make the payment, that there would be sufficient funds remaining to satisfy our other obligations. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business - Global Alliance.”
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
NORTH AMERICA MANUFACTURING FACILITIES.  North America owns or leases and operates 18 manufacturing facilities in the United States and Canada.

•9	tire plants (7 in the United States and 2 in Canada),

•4	chemical plants,

•1	tire mold plant,

•1	tire retread plant,

•2	aviation retread plants, and

•1	mix plant in Canada.
These facilities have floor space aggregating approximately 21 million square feet.
EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES.  EMEA owns or leases and operates 19 manufacturing facilities in 9 countries, including:

•16	tire plants,

•1	tire mold and tire manufacturing machine facility,

•1	aviation retread plant, and

•1	mix plant.
These facilities have floor space aggregating approximately 20 million square feet.
LATIN AMERICA MANUFACTURING FACILITIES.  Latin America owns and operates 6 manufacturing facilities in 5 countries, including 5 tire plants and 1 tire retread plant, and operates 1 aviation plant. These facilities have floor space aggregating approximately 5 million square feet.
ASIA PACIFIC MANUFACTURING FACILITIES.  Asia Pacific owns and operates 8 manufacturing facilities in 6 countries, including 7 tire plants and 1 aviation retread plant. These facilities have floor space aggregating approximately 6 million square feet.
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 80% during 2013 compared to approximately 77% in 2012 and 88% in 2011. The improvement in our 2013 utilization is due primarily to higher production levels. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, such as high-value-added and low-value-added tires or consumer and commercial tires, and can also vary between business segments.

OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and seven tire proving grounds. We lease our Corporate and North America headquarters, research and development facility and technical center in Akron, Ohio. We operate approximately 1,240 retail outlets for the sale of our tires to consumer and commercial customers, approximately 60 tire retreading facilities and approximately 170 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 12, Property, Plant and Equipment and No. 13, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 74,000 claimants at December 31, 2013 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $19 million during 2013. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
Marine Hose Investigation
In May 2007, the United States Department of Justice, Antitrust Division, announced that it had executed search and arrest warrants against a number of companies and their executives in connection with an investigation into allegations of price fixing in the marine hose industry. We received a grand jury document subpoena in May 2007 relating to that investigation. We have also received a similar request for information from European antitrust authorities in connection with a similar investigation of the marine hose industry in Europe. In addition, in November 2007, the Brazilian antitrust authority notified Goodyear’s Brazilian subsidiary that it was a party to a civil investigation into alleged anti-competitive practices in the marine hose industry in Brazil. Based on our review, we continue to believe Goodyear and its subsidiaries did not engage in unlawful conduct which is the subject of the investigations described above. None of Goodyear’s executives has been named in any criminal complaint; and no arrest or search warrants have been executed against any of our executives or at any of our facilities in connection with these investigations. We are cooperating with U.S., European and Brazilian authorities.
South African Competition Tribunal Proceedings
In August  2010, the South African Competition Commission referred a complaint to the South African Competition Tribunal alleging that Goodyear South Africa (Pty) Ltd., Apollo Tyres South Africa (Pty) Ltd., Continental Tyre South Africa (Pty) Ltd., Bridgestone South Africa (Pty) Ltd., and the South African Tyre Manufacturers Conference (Pty) Ltd. engaged in anti-competitive conduct in the tire market in South Africa in violation of the South African Competition Act. The Competition Commission is seeking a penalty of approximately 217 million South African rand (approximately $20 million), which is based on a percentage of Goodyear South Africa’s annual revenues in 2008. Goodyear South Africa has conducted an internal investigation regarding these allegations and intends to defend itself before the Competition Tribunal.
Brazilian Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $39 million). We have filed a response contesting the assessment and are defending this matter.
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
Greek Labor Cases
In a series of cases, approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. Following extensive litigation at all levels of the Greek courts and the European Court of Justice over the past 17 years, the Greek Court of Appeals issued judgments in September and October 2012 affirming Goodyear Dunlop Greece's liability to pay salaries in arrears with respect to the 5-1/2 year period following the plant closure and permitting a reduction in the amount of that liability to the extent of severance payments previously paid to the former employees. Goodyear Dunlop Greece appealed those judgments to the Greek Supreme Court. In May 2013, the Greek Supreme Court ruled that incomes earned in other capacities should have been deducted from the award of salaries in arrears and remanded the case to the Court of Appeals for further proceedings consistent with its ruling. In July 2013, Goodyear Dunlop Greece settled the claims for salaries in arrears, interest and related payroll and other taxes with respect to the seven month period immediately following the plant closure for approximately €2 million ($2 million).
Goodyear Dunlop Greece's liability with respect to these judgments is currently estimated to be up to approximately €37 million ($51 million), which includes salaries in arrears, interest and related payroll taxes. In addition, Goodyear Dunlop Greece may be required to pay social security contributions up to €26 million ($36 million) related to any salaries in arrears it must ultimately pay. The Greek Social Security Organization, or IKA, has issued payment notifications in respect of certain of its claims for social security contributions. In March 2013, the former employees filed a separate claim for severance payments totaling approximately €12 million ($17 million). Goodyear Dunlop Greece is vigorously defending these cases, the ultimate outcome of which cannot be predicted at this time.
SRI Arbitration Proceedings
We have learned that our joint venture partner, SRI, has engaged in anticompetitive conduct that we concluded warrants the dissolution of the global alliance with SRI. On January 10, 2014, we commenced arbitration proceedings in the International Court of Arbitration of the International Chamber of Commerce seeking the dissolution of the global alliance, damages and other appropriate relief. We believe that our claims are meritorious and will vigorously prosecute those claims; however, arbitration is subject to uncertainties which make it difficult to predict the timing and outcome of the proceedings. We do not anticipate that the resolution of the arbitration proceedings will have a material adverse impact on our customers, results of operations or liquidity.
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
The principal market for our common stock is the NASDAQ Global Select Market (Stock Exchange Symbol: GT).
Information relating to the high and low sale prices of shares of our common stock and dividends declared on our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 115, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. So long as any of our mandatory convertible preferred stock is outstanding, no dividend, except a dividend payable in shares of our common stock, or other shares ranking junior to the mandatory convertible preferred stock, may be paid or declared or any distribution be made on shares of our common stock unless all accrued and unpaid dividends on the then outstanding mandatory convertible preferred stock payable on all dividend payment dates occurring on or prior to the date of such action have been declared and paid or sufficient funds have been set aside for that payment. On September 20, 2013, we announced the reinstatement of a $0.05 per share quarterly cash dividend on our common stock. The first dividend was paid on December 1, 2013. At December 31, 2013, there were 17,905 record holders of the 247,753,029 shares of our common stock then outstanding.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/13-10/31/13	11,359	$23.01	—	$100,000,000
11/1/13-11/30/13	450,241	20.82	—	100,000,000
12/1/13-12/31/13	1,265	23.50	—	100,000,000
Total	462,865	$20.89	—
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
Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2013.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	12,787,545	$15.45	11,126,549	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	12,787,545	$15.45	11,126,549
(1) Under our equity-based compensation plans, up to a maximum of 939,136 performance shares in respect of performance periods ending subsequent to December 31, 2013, 136,043 shares of time-vested restricted stock, and 439,952 restricted stock units have been awarded. In addition, up to 33,391 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2013(2)	2012(3)	2011(4)	2010(5)	2009(6)
Net Sales	$19,540	$20,992	$22,767	$18,832	$16,301
Net Income (Loss)	675	237	417	(164)	(364)
Less: Minority Shareholders’ Net Income	46	25	74	52	11
Goodyear Net Income (Loss)	$629	$212	$343	$(216)	$(375)
Less: Preferred Stock Dividends	29	29	22	—	—
Goodyear Net Income (Loss) available to Common Shareholders	$600	$183	$321	$(216)	$(375)
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock:
Basic	$2.44	$0.75	$1.32	$(0.89)	$(1.55)

Diluted	$2.28	$0.74	$1.26	$(0.89)	$(1.55)

Cash Dividends Declared per Common Share	$0.05	$—	$—	$—	$—

Total Assets	$17,527	$16,973	$17,629	$15,630	$14,410
Long Term Debt and Capital Leases Due Within One Year	73	96	156	188	114
Long Term Debt and Capital Leases	6,162	4,888	4,789	4,319	4,182
Goodyear Shareholders’ Equity	1,606	370	749	644	735
Total Shareholders’ Equity	1,868	625	1,017	921	986

_______________________________________

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Goodyear net income in 2013 included net after-tax charges of $156 million due to the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar; rationalization charges, including accelerated depreciation and asset write-offs; and charges related to labor claims with respect to a previously closed facility. Goodyear net income in 2013 also included net after-tax gains of $59 million resulting from certain foreign government tax incentives, tax law changes and interest earned on favorable tax judgments; insurance recoveries for a flood in Thailand; and gains on asset sales.

(3)
Goodyear net income in 2012 included net after-tax charges of $325 million due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early redemption of debt and a credit facility amendment and restatement; charges related to labor claims with respect to a previously closed facility; charges related to a tornado in the United States; settlement charges related to a pension plan; discrete charges related to income taxes; and charges related to a strike in South Africa. Goodyear net income in 2012 also included net after-tax gains of $35 million related to insurance recoveries for a flood in Thailand and gains on asset sales.

(4)
Goodyear net income in 2011 included net after-tax charges of $217 million due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early redemption of debt; charges related to a flood in Thailand; and charges related to a tornado in the United States. Goodyear net income in 2011 also included net after-tax benefits of $51 million from the benefit of certain tax adjustments and gains on asset sales.

(5)
Goodyear net loss in 2010 included net after-tax charges of $445 million due to rationalization charges, including accelerated depreciation and asset write-offs; the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar; charges related to the early redemption of debt and a debt exchange offer; charges related to the disposal of a building in the Philippines; a one-time importation cost adjustment; supplier disruption costs; a charge related to a claim regarding the use of value-added tax credits in prior periods; and charges related to a strike in South Africa. Goodyear net loss in 2010 also included net after-tax benefits of $104 million from gains on asset sales; favorable settlements with suppliers; an insurance recovery; and the benefit of certain tax adjustments.

(6)
Goodyear net loss in 2009 included net after-tax charges of $277 million due to rationalization charges, including accelerated depreciation and asset write-offs; asset sales; the liquidation of our subsidiary in Guatemala; a legal reserve for a closed facility; and our USW Contract. Goodyear net loss in 2009 also included net after-tax benefits of $156 million due to non-cash tax benefits related to losses from our U.S. operations; benefits primarily resulting from certain income tax items including the release of the valuation allowance on our Australian operations and the settlement of our 1997 through 2003 Competent Authority claim between the United States and Canada; and the recognition of insurance proceeds related to the settlement of a claim as a result of a fire at our manufacturing facility in Thailand.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 52 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa; Latin America; and Asia Pacific.
We continued to experience weak, but stabilizing, industry conditions in developed markets in 2013 as the economic recovery in Europe and the United States remained tentative.
We produced record segment operating income of $1.6 billion in 2013, including record segment operating income of $691 million in North America. These 2013 results were delivered on tire unit shipments that decreased 1.1% compared to 2012, primarily as a result of economic weakness and increased competition in Europe in early 2013 and decreased sales of non-Goodyear brand products in North America. In 2013, we realized approximately $388 million of cost savings, including raw materials cost saving measures of approximately $228 million, which exceeded the impact of general inflation. Our raw material costs decreased by approximately 13% in 2013 compared to 2012. We also realized continued improvements in working capital efficiency, measured as a percent of sales.
Net sales were $19.5 billion in 2013, compared to $21.0 billion in 2012. Net sales decreased due to lower sales in other tire-related businesses, primarily third-party sales of chemical products in North America, unfavorable foreign currency translation, primarily in Latin America and Asia Pacific, and a decline in price and product mix, primarily in North America and EMEA as a result of the impact of lower raw material costs on pricing.
For the year ended December 31, 2013, Goodyear net income was $629 million, compared to Goodyear net income of $212 million in 2012, and Goodyear net income available to common shareholders was $600 million, compared to Goodyear net income available to common shareholders of $183 million in 2012. Our total segment operating income for 2013 was $1,580 million, compared to $1,248 million in 2012. The increase in segment operating income was due primarily to a decline in raw material costs of $985 million, which more than offset the effect of lower price and product mix of $321 million, higher conversion costs of $167 million, unfavorable foreign currency translation of $63 million and increased SAG expenses of $37 million, primarily due to higher incentive compensation costs driven by improved operating performance. See “Results of Operations — Segment Information” for additional information.
In order to drive future growth and address the uncertain economic environment, we remain focused on our key strategies:
•Continue to focus on consumer-driven product development;
•Take a selective approach to the market, targeting profitable segments where we have competitive advantages;

•
Improve our manufacturing efficiency and create an advantaged supply chain focused on reducing our total delivered costs, optimizing working capital levels and delivering best in industry customer service;

•Focus on cash flow to provide funding for our capital allocation plan described below; and
•Build top talent and teams.
In order to address our significant unfunded pension obligations, we have fully funded substantially all of our U.S. pension plans. The successful execution of our pension strategy will improve our earnings and operating cash flow and provide greater transparency to our underlying tire business. See “Pension and Benefit Plans” for additional information.
In August 2013, members of the United Steelworkers (“USW”) ratified a new four-year master labor contract with us. In addition to providing us the ability to transition remaining active defined benefit plan participants to defined contribution plans, the agreement reduces the percentage of North American earnings paid out under our profit-sharing plan and reduces the maximum annual payouts. The contract also provides flexibility to reduce staffing and continues medical benefit cost sharing, while keeping overall wages and benefits in line with the prior agreement.
In September 2013, we announced a shareholder return program as part of our capital allocation plan that includes the reinstatement of a $0.05 per share quarterly cash dividend on our common stock. The first such dividend was paid on December 1, 2013. Our shareholder return program also includes a $100 million common stock repurchase program. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs. Our capital allocation plan also provides for capital expenditures, pension funding and debt repayments, and restructuring payments.
We have ceased production at one of our manufacturing facilities in Amiens, France and will close that facility in the first quarter of 2014. As a result of idle plant costs from the beginning of 2014 until the final termination dates, additional legal costs and approximately $20 million of additional severance costs, we now expect total net charges of approximately $290 million (approximately $220 million after taxes and minority interest), of which $220 million has been recorded through December 31, 2013. The remaining charges are expected to be recognized in 2014. Substantially all of these charges relate to future cash payments, primarily for employee wages and benefits. We continue to expect annualized cost savings of approximately $75 million following closure of the Amiens facility and exit of the farm tire business, with savings of approximately $40 million in 2014. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014.
To further address continued economic weakness in Europe and the significant challenges that we face in EMEA, we have also implemented a profit improvement plan aimed at restoring the margins in EMEA to historical levels. The profit improvement plan aims to:
•Target profitable segments where we have competitive advantages;
•Accelerate our growth in emerging markets in the region; and

•	Achieve $75 million to $100 million of productivity improvements through back-office consolidation, improved manufacturing efficiency and supply chain improvements.
Pension and Benefit Plans
Our U.S. pension strategy includes the accelerated funding of pension plans in conjunction with significantly reducing exposure in the investment portfolio of those plans to future equity market movements. The fixed income investments held for these plans are then designed to offset the subsequent impact of discount rate movements on the plans’ benefit obligation so that the funded status remains stable.
At December 31, 2013, our unfunded U.S. pension liability was approximately $1.2 billion, which was principally attributable to our hourly plans. At December 31, 2012, our unfunded U.S. pension liability was approximately $2.7 billion, with $1.0 billion attributable to plans already frozen and $1.7 billion for all other plans, principally our hourly plans.
During the first quarter of 2013, substantially all of our U.S. pension plans entered into zero cost interest rate option strategies designed to significantly reduce the volatility of our U.S. pension funded status while we implement our pension strategy. At the same time, we entered into short term zero cost equity collars that cap the upside and limit the downside on 75% of the U.S. pension plans’ equity portfolio. We subsequently made contributions of $868 million during the first quarter to fully fund our frozen U.S. pension plans. We then transitioned those plans’ asset allocation to a portfolio of substantially all fixed income securities designed to offset any subsequent changes in discount rates, and unwound the interest rate options and equity collars attributed to those plans by the end of the second quarter of 2013. The net actuarial losses in Accumulated Other Comprehensive Loss (“AOCL”) for these plans decreased $135 million, primarily from increases in discount rates during the year. The frozen U.S. pension plans remain fully funded at December 31, 2013.
The funded status of our hourly U.S. plans improved by approximately $500 million during the year. This $500 million improvement in funded status was primarily driven by higher discount rates and asset returns that, while positive, were lower than our long term expected rate of return for these plans. Asset returns for these plans were impacted by the interest rate option and equity collar strategies described above. As a result, net actuarial losses included in AOCL for these plans decreased by $239 million in 2013. At December 31, 2013, we held interest rate option instruments covering approximately 55% of the hourly U.S. pension liability as well as equity collars on approximately 75% of the hourly U.S. plans’ equity allocation.
During the third quarter of 2013, we reached an agreement with the USW that allows the company to freeze the pension plans for hourly associates covered by the USW Contract when we fully fund those plans. Subsequent to December 31, 2013, we contributed approximately $1,150 million in cash to fully fund the hourly U.S. pension plans. As a result, pension benefits for hourly associates covered by the USW Contract who participate in the hourly U.S. pension plans will be frozen effective April 30, 2014 and these associates will begin to receive Company contributions to a defined contribution plan effective May 1, 2014. These actions will reduce 2014 U.S. net periodic pension cost to approximately $75 million to $100 million from $175 million in 2013, and will increase the expense for defined contribution savings plans in 2014 by approximately $20 million. In addition, as a result of the future accrual freeze, we recognized a curtailment charge of $32 million in January 2014. Globally, we expect our 2014 net periodic pension cost to be approximately $150 million to $200 million.

With the full implementation of the U.S. pension strategy, we have significantly improved the funded status of our U.S. pension plans. Going forward, we expect that the implementation of our pension strategy will provide stability to our funded status, improve our earnings and operating cash flow, and provide greater transparency to our underlying tire business.
Liquidity
At December 31, 2013, we had $2,996 million in Cash and Cash Equivalents as well as $2,726 million of unused availability under our various credit agreements, compared to $2,281 million and $2,949 million, respectively, at December 31, 2012. The increase in cash and cash equivalents was driven by net borrowings of $1,143 million, net income of $675 million, which included non-cash depreciation and amortization of $722 million, and cash provided by working capital of $415 million. These increases were partially offset by pension contributions and direct payments of $1,162 million and capital expenditures of $1,168 million, including expenditures for the expansion of our Japan, Brazil and Chile manufacturing capacity.
We believe that our liquidity position is adequate to fund our operating and investing needs in 2014 and to provide us with flexibility to respond to further changes in the business environment.
New Products
In 2013, we launched our new Goodyear Wrangler All-Terrain Adventure, Goodyear Eagle Sport All-Season, Dunlop Sport MaxxRT, Dunlop Sport Maxx Race and Dunlop Direzza ZII tire lines in North America. Our commercial truck tire business also launched five new tire and three retread product lines in the premier tier to serve our long haul and regional customers. At our North America dealer conference in early 2014, we introduced several key products, most notably the Goodyear Assurance All-Season, Goodyear Wrangler Fortitude HT, Goodyear DuraTrac, Goodyear Ultra Grip 8 Performance and the Dunlop Direzza DZ 102 tire lines.
In EMEA, we launched the new Goodyear EfficientGrip Performance and the new Dunlop Sport BluResponse, both high performance summer tires. We also launched Goodyear EfficientGrip Compact, a summer tire aimed at smaller and city cars, and the Dunlop WinterResponse 2 winter tire. We introduced two new commercial tire lines: KMAX developed for improved mileage performance while still delivering fuel efficiency and traction and FuelMax developed for superior fuel efficiency combined with good mileage. These two new tire lines offer additional versatility and improved winter performance capabilities.
In Latin America, we launched the Goodyear Eagle Sport, Goodyear Assurance and the Goodyear Wrangler SUV tire lines. For commercial, we launched new Mixed Service Plus tires, delivering better casing resistance, retreadability and mileage on the total tire life cycle.
In Asia Pacific, we launched the Goodyear Assurance TripleMax, featuring HYDROGRIP Technology which delivers excellent grip on wet roads, and the Wrangler HP/AW Optimized. Additionally, in Australia and New Zealand, we introduced the Goodyear Wrangler All-Terrain Adventurer and Dunlop Touring T1, and in China, the Wrangler IP. For commercial customers, we unveiled nine new commercial tire products in China and Australia. The commercial tires launched in China were developed specifically for this market in order to deliver high performance on Chinese roads.
Outlook
We expect that our full-year tire unit volume for 2014 will be up between 2% and 3% compared to 2013. We also expect a favorable impact from changes in unabsorbed fixed costs of $75 million to $100 million in 2014 and we expect cost savings to offset general inflation and additional expenditures for advertising, marketing and research and development.
Based on current raw material spot prices, for the full year of 2014, we expect our raw material costs will be lower than 2013; however, we expect raw material costs and price and product mix to offset one another. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. In order to mitigate some of the impact of raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
See “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED
All per share amounts are diluted and refer to Goodyear net income available to common shareholders.
2013 Compared to 2012
For the year ended December 31, 2013, Goodyear net income was $629 million, compared to net income of $212 million in 2012. For the year ended December 31, 2013, Goodyear net income available to common shareholders was $600 million, or $2.28 per share, compared to Goodyear net income available to common shareholders of $183 million, or $0.74 per share.
Net Sales
Net sales in 2013 of $19.5 billion decreased $1.5 billion, or 6.9%, compared to 2012 due primarily to lower sales in other tire-related businesses of $665 million, primarily in North America due to a decrease in the price and volume of third-party sales of chemical products, unfavorable foreign currency translation of $354 million, primarily in Latin America and Asia Pacific, lower price and product mix of $206 million, primarily in North America and EMEA, and lower tire volume of $166 million, primarily in EMEA. Consumer and commercial net sales in 2013 were $10.9 billion and $4.1 billion, respectively. Consumer and commercial net sales in 2012 were $11.4 billion and $4.2 billion, respectively.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2013	2012	% Change
Replacement Units
North America (U.S. and Canada)	42.9	44.5	(3.3)%
International	69.0	69.9	(1.3)%
Total	111.9	114.4	(2.1)%
OE Units
North America (U.S. and Canada)	18.8	18.1	3.0%
International	31.6	31.5	0.3%
Total	50.4	49.6	1.4%
Goodyear worldwide tire units	162.3	164.0	(1.1)%

The decrease in worldwide tire unit sales of 1.7 million units, or 1.1%, compared to 2012, included a decrease of 2.5 million replacement units, or 2.1%, due primarily to a decrease in the consumer replacement business in EMEA as a result of economic weakness and increased competition in early 2013 and decreased sales of non-Goodyear brand products in North America. OE tire volume increased 0.8 million units, or 1.4%, on higher industry volumes. Consumer and commercial unit sales in 2013 were 147.5 million and 12.7 million, respectively. Consumer and commercial unit sales in 2012 were 149.2 million and 12.8 million, respectively.
Cost of Goods Sold
Cost of goods sold (“CGS”) was $15.4 billion in 2013, decreasing $1.7 billion, or 10.1%, compared to 2012. CGS was 78.9% of sales in 2013 compared to 81.8% of sales in 2012. CGS in 2013 decreased due to lower raw material costs of $985 million, lower costs in other tire-related businesses of $641 million, primarily due to lower third-party sales of chemical products in North America, favorable foreign currency translation of $245 million, primarily in Latin America, and lower tire volume of $159 million. These decreases were partially offset by increased conversion costs of $167 million and product mix-related manufacturing cost increases of $115 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of approximately $52 million due to lower production volume and inflationary cost increases. CGS in 2013 included pension expense of $222 million, compared to $245 million in 2012, primarily related to North America.
CGS in 2013 included charges for accelerated depreciation and asset write-offs of $23 million ($17 million after-tax) related to the plan to close one of our manufacturing facilities in Amiens, France, compared to $21 million ($16 million after-tax) in the 2012 period, primarily related to the closure of our Dalian, China manufacturing facility. CGS in 2012 also included $9 million ($6 million after-tax) in settlement charges related to a U.K. pension plan, the impact of a strike in South Africa of $6 million ($6 million after-tax), and $4 million ($4 million after-tax) in charges related to repairs for 2011 tornado damage at our manufacturing facility in Fayetteville, North Carolina. CGS in 2013 also included savings from rationalization plans of $32 million.

Selling, Administrative and General Expense
Selling, administrative and general expense (“SAG”) was $2.8 billion in 2013, increasing $40 million, or 1.5%, compared to 2012. SAG was 14.1% of sales in 2013, compared to 12.9% in 2012. The increase in SAG was due to higher incentive compensation costs of $82 million, primarily driven by improved operating performance, and higher overall inflation, including wages and benefits, primarily in EMEA and Latin America, partially offset by favorable foreign currency translation of $46 million. SAG in 2013 and 2012 included pension expense of $63 million and $62 million, respectively, primarily related to North America. SAG in 2013 also included savings from rationalization plans of $38 million.
Rationalizations
To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce selling, administrative and general expenses through associate headcount reductions. We recorded net rationalization charges of $58 million in 2013 ($41 million after-tax). Rationalization actions initiated in 2013 consisted primarily of manufacturing headcount reductions related to EMEA's plans to improve efficiency and reduce manufacturing capacity in certain Western European countries. In addition, Asia Pacific also initiated plans primarily relating to SAG headcount reductions and the closure of retail facilities in Australia and New Zealand.
We recorded net rationalization charges of $175 million in 2012 ($141 million after-tax ). Rationalization actions initiated in 2012 primarily related to headcount reductions in EMEA, primarily related to the closure of one of our Amiens, France manufacturing facilities, and in North America.
Upon completion of the 2013 plans, we estimate that annual segment operating income will improve by approximately $35 million ($19 million CGS and $16 million SAG).
The savings realized in 2013 for the 2012 and prior plans totaled $70 million ($32 million CGS and $38 million SAG). In addition, we expect annualized savings of approximately $75 million following closure of one of our Amiens, France manufacturing facilities and exiting the EMEA farm tire business.
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $392 million in 2013, increasing $35 million from $357 million in 2012. The increase relates primarily to higher average debt balances of $6,330 million in 2013 compared to $5,606 million in 2012 and an increase in average interest rates to 6.19% in 2013 compared to 6.14% in 2012. In addition, we recorded $13 million of expense in 2012 to correct capitalized interest recorded in prior periods.
Other Expense
Other Expense in 2013 was $97 million, decreasing $42 million from $139 million in 2012. Net foreign currency exchange losses in 2013 included a net loss of $115 million ($92 million after-tax) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources." Financing fees were $56 million in 2013 compared to $156 million in 2012. Financing fees for 2012 included $86 million ($86 million after-tax) in financing fees related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016. Also included in 2012 was a charge of $24 million ($24 million after-tax) for debt issuance costs, primarily related to the amendment and restatement of our U.S. second lien term loan facility.
Royalty income in 2013 was $51 million, compared to royalty income of $38 million in 2012. Royalty income in 2013 included one-time royalties of $11 million related to our chemical operations.
Net gains on asset sales were $8 million ($7 million after-tax) in 2013 compared to net gains of $25 million ($20 million after-tax) in 2012. Net gains on asset sales in 2013 related primarily to the transfer of property in Dalian, China to the Chinese government and the sale of property in North America. Net gains on asset sales in 2012 included gains on the sale of property in North America, the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias tire business in Latin America.
Other Expense also included interest income of $11 million earned on favorable tax judgments in Latin America that will be utilized against future indirect tax liabilities, and charges relating to labor claims in EMEA of $6 million ($6 million after-tax) in 2013 compared to charges of $25 million ($25 million after-tax) in 2012.

For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other Expense.
Income Taxes
Tax expense in 2013 was $138 million on income before income taxes of $813 million. For 2012, tax expense was $203 million on income before income taxes of $440 million. The difference between our effective tax rate and the U.S. statutory rate was primarily due to continuing to maintain a full valuation allowance against our Federal and state and certain foreign deferred tax assets and the adjustments discussed below.
Income tax expense in 2013 included discrete net tax benefits of $43 million ($37 million after minority) due primarily to a $33 million benefit from special enterprise zone tax incentives in Poland and a $13 million benefit related to changes in enacted tax laws. Income tax expense in 2012 included discrete net tax charges of $19 million ($17 million after minority) due primarily to increased tax reserves for prior years.
At December 31, 2013, our valuation allowance on our U.S. and foreign deferred tax assets was $2,400 million and $568 million, respectively.
Since 2002, Goodyear has maintained a full valuation allowance on its U.S. net deferred tax asset position. Each reporting period we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence that we evaluate is the cumulative losses incurred in recent periods. Through 2012 our history of U.S. operating losses limited the weight we apply to other subjective evidence such as our projections for future profitability. Before we would change our judgment on the need for a full valuation allowance a sustained period of operating profitability is required. Considering the duration and magnitude of our U.S. operating losses it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets.
Our conclusion to maintain a full valuation allowance on our U.S. deferred tax assets is made despite recent positive evidence. For 2013, we delivered a full year of U.S. earnings driven by North America's operating results. Also, our recent four-year master labor contract with the USW gives us the ability to freeze our hourly U.S. pension plans and replace them with a defined contribution plan at any time during the contract term once those plans are fully funded. Our recent actions to fully fund our U.S. pension plans will reduce future earnings volatility thus enabling us to more accurately forecast and deliver sustained profitable U.S. operating results. Our profitable 2013 results provide us the opportunity to apply greater significance to our forecasts in our assessment of the need to retain a valuation allowance. If we achieve another full year of significant U.S. earnings in 2014 and forecasts for 2015 and beyond show continued profitability, we may have sufficient evidence to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets during 2014. We believe it is reasonably possible that this positive evidence will be available. We measure deferred tax assets and liabilities using the enacted tax laws that apply in the years that we anticipate our deferred tax assets and liabilities will be recovered or paid. New U.S. corporate income tax laws enacted prior to a release of our valuation allowance could materially impact the value of our deferred tax assets and would be considered in our assessment of the need for a valuation allowance.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist during 2014. This may result in a reduction of the valuation allowance and one time tax benefit of up to $60 million ($45 million net of minority interest).
For further information, refer to the Note to the Consolidated Financial Statements No. 5, Income Taxes.
Minority Shareholders’ Net Income
Minority shareholders’ net income was $46 million in 2013, compared to $25 million in 2012. The increase was due to higher earnings in both our joint venture in Europe and in a less than wholly owned Polish subsidiary, driven by special enterprise zone tax incentives recognized in 2013.
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

Net Sales
Net sales in 2012 of $21.0 billion decreased $1.8 billion, or 7.8%, compared to 2011 due primarily to lower tire volume of $1,639 million, unfavorable foreign currency translation of $766 million, primarily in EMEA, and $489 million in lower sales in other tire-related businesses, primarily due to lower sales of chemical products in North America. These decreases were partially offset by improved price and product mix of $1,223 million. Consumer and commercial net sales in 2012 were $11.4 billion and $4.2 billion, respectively. Consumer and commercial net sales in 2011 were $12.1 billion and $4.6 billion, respectively.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2012	2011	% Change
Replacement Units
North America (U.S. and Canada)	44.5	50.0	(11.0)%
International	69.9	82.2	(15.0)%
Total	114.4	132.2	(13.5)%
OE Units
North America (U.S. and Canada)	18.1	16.0	12.8%
International	31.5	32.4	(2.8)%
Total	49.6	48.4	2.4%
Goodyear worldwide tire units	164.0	180.6	(9.2)%

The decrease in worldwide tire unit sales of 16.6 million units, or 9.2%, compared to 2011, included a decrease of 17.8 million replacement units, or 13.5%, due primarily to a decrease in the consumer replacement business in EMEA as a result of economic weakness and uncertainty in the region and increased competition, and in North America, primarily due to lower industry demand and decreased sales of lower end consumer products, partially offset by an increase of 1.2 million OE units, or 2.4%, primarily in North America. North America OE tire volume increased 2.1 million units, or 12.8%, primarily in our consumer business. Consumer and commercial unit sales in 2012 were 149.2 million and 12.8 million, respectively. Consumer and commercial unit sales in 2011 were 163.6 million and 14.8 million, respectively.
Cost of Goods Sold
CGS was $17.2 billion in 2012, decreasing $1.7 billion, or 8.8%, compared to 2011. CGS was 81.8% of sales in 2012 compared to 82.7% of sales in 2011. CGS in 2012 decreased due to lower tire volume of $1,344 million, favorable foreign currency translation of $620 million, and lower costs in other tire-related businesses of $488 million, primarily due to lower sales of chemical products in North America, partially offset by increased conversion costs of $437 million, higher raw material costs of $327 million, and product mix-related manufacturing cost increases of $206 million. The higher conversion costs were caused primarily by higher under-absorbed fixed overhead costs of approximately $232 million due to lower production volume, primarily in EMEA, net of cost savings of approximately $80 million from the closure of our Union City, Tennessee manufacturing facility (“Union City”); higher pension expense of $31 million; incremental start-up expenses for our new manufacturing facility in Pulandian, China of $21 million; and inflationary cost increases. CGS in 2012 included pension expense of $245 million, compared to $214 million in 2011, primarily related to North America.
CGS in 2012 included charges for accelerated depreciation and asset write-offs of $21 million ($16 million after-tax) related to the closure of our Dalian, China manufacturing facility. CGS in 2012 also included $9 million ($6 million after-tax) in settlement charges related to a United Kingdom pension plan, the impact of a strike in South Africa of $6 million ($6 million after-tax), and $4 million ($4 million after-tax) in charges related to repairs for 2011 tornado damage at our manufacturing facility in Fayetteville, North Carolina. CGS in 2012 benefited from savings from rationalization plans of $105 million.
CGS was $18.8 billion in 2011. CGS in 2011 included charges for accelerated depreciation and asset write-offs of $50 million ($48 million after-tax) related to the closure of Union City and $4 million ($4 million after-tax) in charges related to tornado damage at our manufacturing facility in Fayetteville, North Carolina.

Selling, Administrative and General Expense
SAG was $2.7 billion in 2012, decreasing $104 million, or 3.7%, compared to 2011. SAG in 2012 was 12.9% of sales, compared to 12.4% in 2011. The decrease in SAG was primarily driven by favorable foreign currency translation of $112 million and lower advertising expenses of $36 million, which were partially offset by increased wages and benefits of $17 million, increased warehousing costs of $12 million and inflationary cost increases. SAG in 2012 and 2011 included pension expense of $62 million and $52 million, respectively, primarily related to North America. SAG in 2012 benefited from savings from rationalization plans of $13 million.
Rationalizations
We recorded net rationalization charges of $175 million in 2012 ($141 million after-tax). Rationalization actions initiated in 2012 consisted primarily of headcount reductions in EMEA, primarily related to the closure of one of our Amiens, France manufacturing facilities, and in North America.
We recorded net rationalization charges of $103 million in 2011 ($95 million after-tax). Rationalization actions initiated in 2011 primarily related to headcount reductions in EMEA and Asia Pacific and actions in connection with the relocation of our manufacturing facility in Dalian, China to Pulandian, China.
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $357 million in 2012, increasing $27 million from $330 million in 2011. The increase relates primarily to higher average debt balances of $5,606 million in 2012 compared to $5,411 million in 2011 and an increase in average interest rates to 6.14% in 2012 from 6.10% in 2011. In addition, we recorded $13 million of expense in 2012 to correct capitalized interest recorded in prior periods.
Other Expense
Other Expense in 2012 was $139 million, increasing $66 million from $73 million in 2011. Financing fees in 2012 of $156 million included a charge of $86 million ($86 million after-tax) related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $59 million related to a cash premium paid on the redemption and $27 million related to the write-off of deferred financing fees and unamortized discount. Also included was a charge of $24 million ($24 million after-tax), primarily related to the amendment and restatement of our U.S. second lien term loan facility. Financing fees in 2011 of $89 million included $53 million ($53 million after-tax) related to the redemption of $350 million aggregate principal amount of our outstanding 10.5% senior notes due 2016, of which $37 million related to a cash premium paid on the redemption and $16 million related to the write-off of deferred financing fees and unamortized discount.
Net gains on asset sales were $25 million ($20 million after-tax) in 2012 compared to net gains on asset sales of $16 million ($8 million after-tax) in 2011. Net gains in 2012 related primarily to the sale of property in North America, the sale of a minority interest in a retail business in EMEA and the sale of certain assets related to our bias truck tire business in Latin America. Net gains in 2011 related primarily to the sale of land in Malaysia and the sale of the farm tire business in Latin America.
The 2012 period also included a charge of $25 million ($25 million after-tax) related to certain labor claims related to a previously closed facility in EMEA. The 2011 period included charges of $13 million for an asbestos accrual adjustment related to prior periods and $9 million for an insurance deductible related to flood damage to our manufacturing facility in Thailand.
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
Income tax expense in 2012 included discrete net tax charges of $19 million ($17 million after minority) due primarily to increased tax reserves for prior years. Income tax expense in 2011 included net tax benefits of $36 million ($42 million after minority). The 2011 net tax benefit included a $64 million benefit from the release of a valuation allowance on our Canadian operations, which was released as a result of cumulatively profitable operations in the prior three years and projected future income sufficient to fully realize the deferred tax assets, and a $24 million charge related to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction.
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
Total segment operating income was $1,580 million in 2013, $1,248 million in 2012 and $1,368 million in 2011. Total segment operating margin (segment operating income divided by segment sales) in 2013 was 8.1%, compared to 5.9% in 2012 and 6.0% in 2011.
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
North America

	Year Ended December 31,
(In millions)	2013	2012	2011
Tire Units	61.7	62.6	66.0
Net Sales	$8,684	$9,666	$9,859
Operating Income	691	514	276
Operating Margin	8.0%	5.3%	2.8%

2013 Compared to 2012
North America unit sales in 2013 decreased 0.9 million units, or 1.5%, to 61.7 million units. The decrease was due to a reduction in replacement tire volume of 1.5 million units, or 3.3%, primarily in our consumer business, reflecting decreased sales of non-Goodyear brand products. Although replacement volumes declined in 2013, fourth quarter replacement tire volume increased by 1.0%. OE tire volume increased 0.6 million units, or 3.0%.
Net sales in 2013 were $8,684 million, decreasing $982 million, or 10.2%, compared to $9,666 million in 2012. The decrease was due primarily to lower sales in our other tire-related businesses of $609 million, driven by a decline in the price and volume of third-party sales of chemical products. In addition, net sales decreased due to lower price and product mix of $259 million, driven by the impact of lower raw material costs on pricing, lower tire volume of $98 million and unfavorable foreign currency translation of $15 million.
Operating income in 2013 was $691 million, increasing $177 million, or 34.4%, from $514 million in 2012. The increase in operating income was due primarily to a decline in raw material costs of $483 million, which more than offset the effect of lower price and product mix of $250 million. Improvements in operating income were partially offset by higher conversion costs of $23 million, increased transportation costs of $18 million and decreased tire volume of $13 million. Higher conversion costs were due primarily to $57 million of increased under-absorbed overhead resulting from changes in production volumes, one-time charges of $27 million associated with the new USW Contract and inflation, partially offset by lower profit sharing of $50 million and lower pension costs of $36 million. Conversion costs and SAG expenses included net savings from rationalization plans of $26 million and $13 million, respectively.
Operating income in 2013 excluded net rationalization charges of $12 million and net gains on asset sales of $4 million. Operating income in 2012 excluded net rationalization charges of $43 million and charges for accelerated depreciation and asset write-offs of $1 million, primarily related to the closure of Union City, and net gains on asset sales of $9 million.
2012 Compared to 2011
North America unit sales in 2012 decreased 3.4 million units, or 5.2%, to 62.6 million units. The decrease was primarily related to a reduction in replacement tire volume of 5.5 million units, or 11.0%, primarily in our consumer business, reflecting lower industry demand and decreased sales of lower-end consumer products. Increased OE tire volume, primarily in our consumer business, of 2.1 million units, or 12.8%, primarily related to improved industry conditions, partially offset this decrease.
Net sales in 2012 were $9,666 million, decreasing $193 million, or 2.0%, compared to $9,859 million in 2011. Price and product mix improvement of $500 million was more than offset by decreased sales in other tire-related businesses of $354 million, primarily related to a decrease in the price and volume of third party sales of chemical products, and lower sales volume of $329 million.
Operating income in 2012 was $514 million, improving $238 million from $276 million in 2011. Price and product mix improved $498 million, which exceeded raw material cost increases of $127 million. This improvement was partially offset by increased conversion costs of $67 million, lower volume of $38 million, increased SAG expense of $7 million and unfavorable foreign currency translation of $2 million. Decreased profits in our other tire-related businesses of $5 million, driven by a decrease in the price and volume of third party sales of chemical products, also negatively impacted operating income. Higher conversion costs were driven by $105 million of increased under-absorbed overhead costs resulting from lower production volumes as well as increased pension expense and inflationary cost increases, partially offset by $80 million in rationalization savings, primarily due to the closure of Union City in July 2011. SAG expenses included savings from rationalization plans of $3 million.
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
Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2013	2012	2011
Tire Units	60.8	62.7	74.3
Net Sales	$6,567	$6,884	$8,040
Operating Income	298	252	627
Operating Margin	4.5%	3.7%	7.8%

2013 Compared to 2012
Europe, Middle East and Africa unit sales in 2013 decreased 1.9 million units, or 3.1%, to 60.8 million units. Replacement tire volume decreased 2.2 million units, or 4.9%, primarily in the consumer business, due to economic weakness and uncertainty in the region, which slowed retail demand, aggressive competition and high trade inventory levels following weak dealer seasonal tire sales in 2012. The decline in replacement volumes relates to the first quarter of 2013, as unit volume has experienced modest growth in subsequent quarters. OE tire volume increased 0.3 million units, or 2.0%, due to continued stabilization of industry volumes, at a low level, across EMEA during 2013.
Net sales in 2013 were $6,567 million, decreasing $317 million, or 4.6%, compared to $6,884 million in 2012. Net sales decreased due primarily to lower tire volume of $185 million, unfavorable price and product mix of $122 million, driven by the impact of lower raw material costs on pricing, and lower sales in our other tire-related businesses of $43 million, primarily in our retail operations. These decreases were partially offset by favorable foreign currency translation of $33 million.
Operating income in 2013 was $298 million, increasing $46 million, or 18.3%, compared to $252 million in 2012. Operating income increased due primarily to a decline in raw material costs of $322 million, which more than offset the effect of lower price and product mix of $213 million. Operating income also benefited from lower SAG expenses of $18 million, driven by lower advertising and marketing costs, partially offset by higher incentive compensation costs driven by improved operating performance. These increases were partially offset by lower tire volume of $35 million, higher conversion costs of $25 million, primarily due to wage inflation, and lower income from our other tire-related businesses of $21 million, primarily in our retail operations. Conversion costs and SAG expenses included net savings from rationalization plans of $6 million and $8 million, respectively. Raw material costs in 2012 included a $29 million charge for a contractual obligation under an offtake agreement.
Operating income in 2013 excluded net rationalization charges of $26 million and charges for accelerated depreciation and asset write-offs of $23 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $6 million related to labor claims with respect to a previously closed facility, and a net gain on asset sales of $1 million. Operating income in 2012 excluded net rationalization charges of $100 million, primarily related to the exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities, a charge of $25 million related to labor claims with respect to a previously closed facility, and net gains on asset sales of $9 million.
The exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities are expected to improve EMEA operating income by approximately $75 million annually following the closure, with savings of approximately $40 million in 2014. We have completed the consultation process, ceased tire production and will close the facility in the first quarter of 2014. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014.
EMEA’s results are highly dependent upon Germany, which accounted for approximately 36% and 37% of EMEA’s net sales in 2013 and 2012, respectively. Accordingly, results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.
2012 Compared to 2011
Europe, Middle East and Africa unit sales in 2012 decreased 11.6 million units, or 15.6%, to 62.7 million units. Replacement tire volume decreased 10.4 million units, or 18.3%, primarily in the consumer business, due to economic weakness and uncertainty in the region, which slowed retail demand, aggressive competition and high trade inventory levels following weak dealer seasonal tire sales. OE tire volume decreased 1.2 million units, or 6.7%, due primarily to economic weakness and uncertainty in the region which led to decreased industry demand in both our consumer and commercial businesses.
Net sales in 2012 were $6,884 million, decreasing $1,156 million, or 14.4%, compared to $8,040 million in 2011. Net sales decreased due primarily to lower tire volume of $1,155 million and unfavorable foreign currency translation of $507 million. These decreases were partially offset by improved price and product mix of $499 million.
Operating income in 2012 was $252 million, decreasing $375 million, or 59.8%, compared to $627 million in 2011. Operating income decreased due primarily to higher conversion costs of $267 million, lower tire volume of $225 million and unfavorable foreign currency translation of $15 million. The overall decrease was partially offset by improved price and product mix of $303 million, which exceeded higher raw material costs of $168 million. Conversion costs increased due primarily to higher under-absorbed fixed overhead costs of $194 million due to lower production volume, production inefficiencies and other inflationary cost increases. Conversion costs and SAG expenses included savings from rationalization plans of $3 million and $9 million, respectively. Operating income in 2012 also included a $29 million charge for a contractual obligation under an offtake agreement for tires.
Operating income in 2012 excluded net rationalization charges of $100 million, primarily related to the exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities, charges of $25 million related to certain labor claims with respect to a previously closed facility, and net gains on asset sales of $9 million. Operating income in 2011 excluded net rationalization charges of $15 million and net gains on asset sales of $1 million.
Latin America

	Year Ended December 31,
(In millions)	2013	2012	2011
Tire Units	17.9	18.1	19.8
Net Sales	$2,063	$2,085	$2,472
Operating Income	283	223	231
Operating Margin	13.7%	10.7%	9.3%

2013 Compared to 2012
Latin America unit sales in 2013 decreased 0.2 million units, or 0.9%, to 17.9 million units. Replacement tire volume increased 0.6 million units, or 4.9%, due primarily to increased industry volumes. Replacement tire volume in 2012 included 0.4 million units from our bias truck tire business in certain countries, which was sold in May 2012. OE tire volume decreased 0.8 million units, or 11.8%, reflecting our selective fitment strategy in the consumer OE business.
Net sales in 2013 were $2,063 million, decreasing $22 million, or 1.1%, from $2,085 million in 2012. Net sales decreased primarily due to unfavorable foreign currency translation of $270 million, mainly in Brazil and Venezuela, $60 million related to the sale of the bias truck tire business in certain countries in May 2012, and lower tire volume of $9 million. These decreases were partially offset by improved price and product mix of $284 million, including a favorable shift from OE to replacement products, and higher sales in other tire-related businesses of $33 million.
Operating income in 2013 was $283 million, increasing $60 million, or 26.9%, from $223 million in 2012. Operating income increased due primarily to improved price and product mix of $224 million and lower raw material costs of $36 million. These increases were partially offset by higher conversion costs of $104 million, higher SAG expenses of $48 million, unfavorable foreign currency translation of $42 million and lower tire volume of $2 million. Conversion costs were negatively impacted by overall inflation, including wages and benefits, partially offset by lower under-absorbed fixed overhead costs of $9 million due to higher production volume. The increase in SAG expenses is due primarily to overall inflation, including wages and benefits and warehousing costs. Additionally, we increased advertising and marketing activities to support new product introductions in 2013. SAG expenses included savings from rationalization plans of $13 million.
In 2013, on a consolidated basis, we recorded a net benefit of $15 million ($10 million after-tax), which included $5 million in Latin America's segment operating income, earned on favorable tax judgments that will be utilized against future indirect tax liabilities.
Operating income in 2013 excluded net rationalization charges of $4 million and net gains on asset sales of $1 million. In addition, a first quarter 2013 foreign currency exchange loss of $115 million related to the devaluation of the Venezuelan bolivar fuerte is excluded from Latin America and total company segment operating income in 2013. Operating income in 2012 excluded net rationalization charges of $6 million and net gains on asset sales of $4 million.
Latin America’s results are highly dependent upon Brazil, which accounted for 53% and 51% of Latin America’s net sales in 2013 and 2012, respectively. Goodyear Venezuela also contributed a significant portion of Latin America’s sales and operating income in 2013 and 2012. Latin America's results in the first quarter of 2013 were negatively impacted by the February 2013 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. The continuing economic uncertainty and current labor negotiations in Venezuela may adversely impact Latin America's segment operating income in future periods. For further information see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview.”
In 2014, costs associated with the expansion of one of our Brazilian manufacturing facilities are expected to negatively impact Latin America's segment operating income by $20 million to $25 million as compared to 2013.
2012 Compared to 2011
Latin America unit sales in 2012 decreased 1.7 million units, or 8.4%, to 18.1 million units. Replacement tire volume decreased 1.2 million units, or 8.9%, and OE tire volume decreased 0.5 million units, or 7.4%, driven primarily by increased competition and lower industry volume. Approximately 0.4 million and 0.1 million of the total unit decline was attributable to the May 2012 sale of our bias truck tire business in certain countries and the April 2011 divestiture of our farm tire business, respectively.
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
Operating income in 2012 was $223 million, decreasing $8 million, or 3.5%, from $231 million in 2011. Operating income decreased due primarily to higher conversion costs of $59 million, lower tire volume of $38 million, higher SAG expenses of $16 million, lower operating income from other tire-related businesses of $9 million, unfavorable foreign currency translation of $6 million and the divestiture of the farm tire business of $3 million. These decreases were partially offset by improved price and product mix of $171 million, which more than offset increased raw material costs of $54 million, and higher operating income from intersegment sales of $5 million. The higher conversion costs were primarily driven by increased wages and benefit costs and higher under-absorbed fixed overhead costs of $12 million on lower production volume. Conversion costs included savings from rationalization plans of $8 million. The increase in SAG expenses was primarily driven by increased wages and benefits of $12 million and higher warehousing expense.
Operating income in 2012 excluded net rationalization charges of $6 million and net gains on asset sales of $4 million. Operating income in 2011 excluded net gains on asset sales of $4 million.

Asia Pacific

	Year Ended December 31,
(In millions)	2013	2012	2011
Tire Units	21.9	20.6	20.5
Net Sales	$2,226	$2,357	$2,396
Operating Income	308	259	234
Operating Margin	13.8%	11.0%	9.8%

2013 Compared to 2012
Asia Pacific unit sales in 2013 increased 1.3 million units, or 6.3%, to 21.9 million units. Replacement tire volume increased 0.7 million units, or 6.2%, and OE tire volume increased 0.6 million units, or 6.4%. The increase in unit volume throughout much of the region, including recovery from the Thailand flooding which negatively impacted 2012 volume, was partially offset by declines in consumer volume in Australia as a result of a continued weak economic environment.
Net sales in 2013 were $2,226 million, decreasing $131 million, or 5.6%, from $2,357 million in 2012. Net sales decreased due to unfavorable price and product mix of $109 million, driven primarily by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $102 million, primarily driven by the depreciation of the Australian dollar and Indian rupee, and lower sales in other tire-related businesses of $46 million, primarily in our retail operations. These decreases were partially offset by higher volume of $126 million.
Operating income in 2013 was $308 million, increasing $49 million, or 18.9%, from $259 million in 2012. Operating income increased due primarily to lower raw material costs of $144 million, which more than offset the effect of lower price and product mix of $82 million, lower start-up expenses related to our new manufacturing facility in China of $39 million and higher volume of $26 million. These increases were partially offset by unfavorable foreign currency translation of $27 million, higher conversion costs of $15 million, higher SAG expenses of $10 million, due primarily to increased incentive compensation costs, primarily driven by improved operating performance, costs to support sales growth in China, lower income from other tire-related businesses of $8 million, primarily in our retail operations, and higher indirect tax surcharges of $6 million. SAG expenses included savings from rationalization plans of $4 million.
In 2013, on a consolidated basis, we recorded a $9 million net benefit ($6 million after-tax), which included $7 million in Asia Pacific, due to insurance recoveries for the fourth quarter 2011 flood in Thailand. In 2012, on a consolidated basis, we recorded an $18 million net benefit ($15 million after-tax), which included $9 million in Asia Pacific, due to insurance recoveries exceeding incurred expenses and lost profits on sales.
Operating income in 2013 excluded net rationalization charges of $16 million, primarily in Australia, and net gains on asset sales of $2 million. Operating income in 2012 excluded net rationalization charges of $26 million and charges for accelerated depreciation and asset write-offs of $19 million, which primarily related to the closure of our Dalian, China manufacturing facility, and net gains on asset sales of $1 million.
Asia Pacific’s results are highly dependent upon Australia, which accounted for approximately 40% and 44% of Asia Pacific’s net sales in 2013 and 2012, respectively. Accordingly, results of operations in Australia are expected to continue to have a significant impact on Asia Pacific's future performance.
In 2014, decreases in start-up expenses at our new manufacturing facility in Pulandian, China are anticipated to improve Asia Pacific's operating income by $15 million to $20 million compared to 2013.
2012 Compared to 2011
Asia Pacific unit sales in 2012 increased 0.1 million units, or 0.3%, to 20.6 million units. OE tire volume increased by 0.8 million units, or 9.8%, primarily in the consumer business while replacement tire volume decreased by 0.7 million units, or 5.9%. Increases in OE tire volume were primarily driven by growth in the consumer business in China and India, which more than offset declines in replacement tire volume driven primarily by a weakening environment in Australia and slowing economic conditions, primarily in India.
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
Restoration of our facility in Thailand, which was closed following severe flooding in the fourth quarter of 2011, was substantially completed in the third quarter of 2012. In 2012, insurance recoveries exceeded costs and losses incurred, which increased Asia Pacific's operating income by $9 million. Asia Pacific's operating income in 2011 was negatively impacted by $12 million due to reduced volume and increased conversion costs. As a result of the timing of the recognition of costs and losses and related insurance recoveries, segment operating income improved by $21 million in 2012 as compared to 2011. In 2012, on a consolidated basis, we recognized a net benefit of $18 million ($15 million after-tax) due to insurance recoveries exceeding costs and losses incurred. In 2011, our consolidated results of operations were negatively affected by approximately $21 million ($16 million after-tax). As a result of the timing of the recognition of costs and losses and related insurance recoveries, consolidated pre-tax income improved by $39 million in 2012 as compared to 2011.
Operating income in 2012 excluded net rationalization charges of $26 million and charges for accelerated depreciation and asset write-offs of $19 million, which primarily related to the closure of our Dalian, China manufacturing facility, and net gains on asset sales of $1 million in 2012.
Operating income in 2011 excluded net rationalization charges of $16 million and charges for accelerated depreciation and asset write-offs of $7 million, primarily related to the closure of our Dalian, China manufacturing facility, and net gains on asset sales of $9 million, due primarily to the sale of land in Malaysia.

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
General and Product Liability and Other Litigation.  We have recorded liabilities totaling $305 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2013. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.
A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling

$145 million at December 31, 2013. The portion of the liability associated with unasserted asbestos claims and related defense costs was $78 million.
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
As of December 31, 2013, we recorded a receivable related to asbestos claims of $75 million, and we expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $11 million was included in Current Assets as part of Accounts receivable at December 31, 2013. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $310 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2013. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $668 million at December 31, 2013.
We have determined our reporting units to be consistent with our operating segments comprised of four strategic business units: North America, Europe, Middle East and Africa, Latin America and Asia Pacific. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. No goodwill has been allocated to our Latin America reporting unit. There have been no changes to our reporting units or in the manner in which goodwill was allocated in 2013.
We test goodwill for impairment on at least an annual basis, with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured.
After considering changes to assumptions used in our most recent quantitative annual testing, including the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative annual testing, and other factors, we concluded in conjunction with our July 31, 2013 goodwill impairment assessment that it was more likely than not that the fair value of our North America and Asia Pacific reporting units is not less than its respective carrying value and, therefore, did not perform a quantitative analysis.
Given the current economic conditions in Europe and the segment operating results of our EMEA reporting unit, we concluded that it was necessary to perform a quantitative analysis in connection with our July 31, 2013 goodwill impairment assessment for that reporting unit. We determined the estimated fair value of our EMEA reporting unit using a discounted cash flow approach consistent with the methodology used in our most recent quantitative annual testing. The key assumptions incorporated in the discounted cash flow approach include a growth rate, projected segment operating income, cost savings from announced rationalizations plans and our performance improvement plan, changes in our plan for capital expenditures, anticipated funding for pensions, and a discount rate equal to our assumed long-term cost of capital. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we prepared sensitivity analyses on key estimates and assumptions. Our July 31, 2013 impairment test indicated there was no impairment of goodwill in our EMEA reporting unit since the fair value exceeded the carrying value. Fair value would have to decline over 60% for fair value to fall below carrying value, and a 500 basis point increase in the discount rate would not indicate impairment. However, a further significant decline in the growth rate in Europe or a reduced growth rate in emerging markets and failure to achieve projected savings from our profit improvement plan and/or anticipated savings related to the closure of our Amiens, France manufacturing facility may have a negative effect on the fair value of our EMEA reporting unit.
During the fourth quarter of 2013, we changed the date of our annual impairment test from July 31 to October 31. The change was made to more closely align the impairment testing date with our strategic and annual operating planning and forecasting process. The change in accounting principle is preferable as it will align the impairment testing to utilize the most current information available from the annual operating plan, allow the completion of the annual impairment testing closer to the end of our annual reporting period and reduce the likelihood of a material change in the supporting data prior to the year-end. We believe the change in our annual impairment testing date did not delay, accelerate, or avoid an impairment charge.
At October 31, 2013, after considering changes to assumptions used in our most recent quantitative annual testing for each reporting unit, including the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative annual testing, and other factors, we concluded that it was more likely than not that the fair value of our North America, EMEA and Asia Pacific reporting units was not less than its respective carrying value and, therefore, did not perform a quantitative analysis.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions.  At December 31, 2013, we had valuation allowances aggregating to $3.0 billion against all of our net Federal and state and certain of our foreign net deferred tax assets.
We assess both negative and positive evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain and are typically only considered when there are positive operating results in these periods. A valuation allowance is not required to the extent that in our judgment positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized. We intend to maintain valuation allowances against our net deferred tax assets until sufficient positive evidence exists to support the realization of such assets. Given the uncertain nature of such evidence, material financial statement charges may be incurred in periods of release or recording of valuation allowances.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations, including those for transfer pricing. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize income tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, our results of operations and effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and lead to recognition of expense to the extent the settlement amount exceeds recorded liabilities, resulting in an increase in our effective tax rate in the period of resolution. To reduce our risk of an unfavorable transfer price settlement, the Company applies consistent transfer pricing policies and practices globally, supports pricing with economic studies and seeks advance pricing agreements and joint audits to the extent possible. A favorable tax settlement would be recognized as a reduction of expense to the extent the settlement amount is lower than recorded liabilities and, in the case of an income tax settlement, would result in a reduction in our effective tax rate in the period of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.
For additional information regarding uncertain income tax positions and valuation allowances, refer to the Note to the Consolidated Financial Statements No. 5, Income Taxes.

Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of approximately $1.9 billion and $0.4 billion, respectively, at December 31, 2013. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

•	life expectancies,

•	retirement rates,

•	discount rates,

•	long term rates of return on plan assets,

•	inflation rates,

•	future compensation levels,

•	future health care costs, and

•	maximum company-covered benefit costs.
Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends. The discount rate for our U.S. plans is based on a yield curve derived from a portfolio of corporate bonds from issuers rated AA or higher as of December 31 and is reviewed annually. Our expected benefit payment cash flows are discounted based on spot rates developed from the yield curve. The long term rate of return on U.S. plan assets for plans that are not fully funded is based on the compound annualized return of our U.S. pension fund over a period of 15 years or more. For U.S. plans that are fully funded, the long term rate of return is based on estimates of future long term rates of return similar to the target allocation of substantially all fixed income securities. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as-needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 4.51% and 4.06%, respectively, at December 31, 2013, compared to 3.71% and 3.30%, respectively, at December 31, 2012. The increase in the discount rate at December 31, 2013 was due primarily to higher yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $243 million in 2013, compared to $261 million in 2012 and $283 million in 2011. Interest cost included in our worldwide net periodic other postretirement benefits cost was $19 million in 2013, compared to $24 million in 2012 and $30 million in 2011.
The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, and annual expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2013
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$330	$3

Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$8	$—
Health care cost trends — total cost	+/- 1.0%	2	—

Changes in general interest rates and corporate (AA or better) credit spreads impact our discount rate and thereby our U.S. pension benefit obligation. Our frozen and fully funded U.S. pension plans are invested in a portfolio of substantially all fixed income securities designed to offset the impact of future discount rate movements on liabilities for these plans. In addition, subsequent to December 31, 2013, we fully funded our hourly U.S. pension plans and changed their target asset allocation to a portfolio of substantially all fixed income securities designed to offset the impact of future discount rate movements on liabilities for these plans. If corporate (AA or better) interest rates increase or decrease in parallel (i.e., across all maturities), the investment actions described above would mitigate a substantial portion of the expected change in our U.S. pension benefit obligation. For example, if corporate (AA or better) interest rates increased or decreased by 0.50%, the actions described above would mitigate approximately 90% of the expected change in our U.S. pension benefit obligation.
A significant portion of the net actuarial loss included in AOCL of $2,806 million in our U.S. pension plans as of December 31, 2013 is a result of the overall decline in U.S. discount rates over time and plan asset losses. For purposes of determining our 2013 U.S. net periodic pension cost, our funded status was such that we recognized $205 million of the net actuarial loss in 2013. We will recognize approximately $115 million of net actuarial losses in 2014, decreasing from 2013, due primarily to the use of an extended amortization period subsequent to the freeze of the hourly pension plans. If our future experience is consistent with our assumptions as of December 31, 2013, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2014 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.
The actual rate of return on our U.S. pension fund was 2.6%, 14.2% and 0.7% in 2013, 2012 and 2011, respectively, as compared to the expected rate of 7.16%, 8.50% and 8.50% in 2013, 2012 and 2011, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
Although we experienced an increase in our U.S. discount rate at the end of 2013, a large portion of the net actuarial loss included in AOCL of $106 million in our worldwide other postretirement benefit plans as of December 31, 2013 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2013 worldwide net periodic other postretirement benefits cost, we recognized $12 million of the net actuarial losses in 2013. We will recognize approximately $9 million of net actuarial losses in 2014. If our future experience is consistent with our assumptions as of December 31, 2013, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2014 before it begins to gradually decline.
The weighted average amortization period for our U.S. pension plans is approximately 21 years.
Net periodic pension costs are recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2013, approximately 78% and 22% of net periodic pension costs are included in CGS and SAG, respectively, compared to 80% and 20%, respectively, in 2012 and 2011.
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
We continued to experience weak, but stabilizing, industry conditions in developed markets in 2013 as the economic recovery in Europe and the United States remained tentative. At December 31, 2013, we had strong liquidity, with approximately $5.7 billion of cash and cash equivalents and unused availability under our credit facilities. Subsequent to December 31, 2013, we used approximately $1,150 million of cash in order to fully fund our hourly U.S. pension plans.
In the first quarter of 2013, we completed the sale of our $900 million 6.5% senior notes due 2021, generating net proceeds of approximately $885 million after underwriting discounts, commissions and offering costs. We used substantially all of the net proceeds from the sale of those notes to fund contributions to our frozen U.S. pension plans.
In September 2013, we announced a shareholder return program as part of our capital allocation plan that includes the reinstatement of a $0.05 per share quarterly cash dividend on our common stock. The first dividend was paid on December 1, 2013. Our shareholder return program also includes a $100 million common stock repurchase program. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs. Our capital allocation plan also provides for capital expenditures, pension funding and debt repayments, and restructuring payments.
We have now fully funded substantially all of our U.S. pension plans, thereby eliminating a significant legacy liability and effecting a significant improvement in our capital structure. The successful execution of our pension strategy will improve earnings and operating cash flow and provide greater transparency to our underlying tire business.

For further information on the other strategic initiatives we pursued in 2013, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
At December 31, 2013, we had $2,996 million in Cash and Cash Equivalents, compared to $2,281 million at December 31, 2012. In January 2014, we made contributions to our hourly U.S. pension plans of approximately $1,150 million, including discretionary contributions of approximately $900 million. For the year ended December 31, 2013, net cash provided by operating activities was $938 million, primarily driven by net income of $675 million, which includes non-cash depreciation and amortization of $722 million, and an improvement in working capital of $415 million, partially offset by pension contributions and direct payments of $1,162 million. Net cash used by investing activities was $1,136 million in 2013 and $1,123 million in 2012, primarily driven by capital expenditures of $1,168 million in 2013 and $1,127 million in 2012. Net cash provided by financing activities was $1,082 million in 2013, compared to net cash used of $426 million in 2012. Financing activities in 2013 included net proceeds of $885 million from the issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021. Financing activities in 2012 included net debt repayments of $265 million.
At December 31, 2013 and 2012, we had $2,726 million and $2,949 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2013	2012
First lien revolving credit facility	$1,155	$1,239
European revolving credit facility	546	519
Chinese credit facilities	—	57
Pan-European accounts receivable facility due 2015	179	156
Other domestic and international debt	373	530
Notes payable and overdrafts	473	448
	$2,726	$2,949

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
We expect our 2014 cash flow needs to include capital expenditures of approximately $900 million to $1.0 billion. We also expect interest expense to range between $430 million and $455 million and, when and if future dividends are declared, dividends on our mandatory convertible preferred stock to be $15 million and dividends on our common stock to be $54 million. We expect to contribute approximately $1.3 billion to our funded U.S. and non-U.S. pension plans in 2014, inclusive of our first quarter 2014 U.S. pension contribution of approximately $1,150 million, which included discretionary contributions of approximately $900 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We have commenced arbitration proceedings seeking the dissolution of our global alliance with SRI, damages and other appropriate relief. The dissolution of the global alliance could require us to make a payment to acquire SRI’s interests in GDTE and GDTNA, which could be offset by payments to us in respect of the dissolution or for damages. We do not anticipate that the resolution of the arbitration proceedings will have a material adverse impact on our customers, results of operations or liquidity. We expect that any net payment by us to SRI could be made from our cash generated from operations, existing cash or available credit. Subject to those arbitration proceedings, SRI also has certain minority exit rights under the global alliance agreements that, if triggered and exercised, could require us to make a payment to acquire SRI’s interests in GDTE and GDTNA following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business - Global Alliance.” As of the date of this filing, SRI has not provided us notice of any exit rights that have become exercisable.

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, Argentina and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan, Argentinian and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2013, approximately $768 million of net assets, including $577 million of cash and cash equivalents, were subject to such requirements, including $443 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China, Argentina and South Africa have not adversely impacted our ability to make transfers out of those countries.
Since Venezuela’s economy is considered to be highly inflationary under U.S. generally accepted accounting principles, the U.S. dollar is the functional currency of our Venezuelan subsidiary. All gains and losses resulting from the remeasurement of its financial statements are determined using official exchange rates and are reported in Other Expense. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 bolivares fuertes to each U.S. dollar to 6.3 bolivares fuertes to each U.S. dollar. As a result of the devaluation, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities including deferred taxes, primarily related to cash deposits in Venezuela. We also recorded a one-time subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official subsidy exchange rate of 4.3 bolivares fuertes per U.S. dollar applicable to certain import purchases prior to the devaluation date. A portion of the subsidy reduced cost of goods sold in periods when the related inventory was sold. We have received $2 million of the subsidy to date and will continue to periodically update our assessment of our ability to realize the benefit of the subsidy receivable.
Beginning February 13, 2013, we have used the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar to settle substantially all foreign currency transactions in Venezuela. If in the future we convert bolivares fuertes at a rate other than the official exchange rate or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statement of Operations. At December 31, 2013, we had bolivar fuerte-denominated monetary assets of $496 million, which consisted primarily of $443 million of cash, $18 million of deferred tax assets and $17 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $180 million, which consisted primarily of $96 million of intercompany payables, including $41 million of dividends, $25 million of accounts payable — trade, $24 million of long term benefits and $20 million of short term compensation and benefits. At December 31, 2012, we had bolivar fuerte-denominated monetary assets of $446 million, which consisted primarily of $398 million of cash, $22 million of deferred tax assets and $10 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $202 million which consisted primarily of $112 million of intercompany payables, including $59 million of dividends, $37 million of accounts payable — trade, $24 million of long term benefits, $10 million of short term compensation and benefits and $4 million of income taxes payable. All monetary assets and liabilities were remeasured at 6.3 and 4.3 bolivares fuertes to the U.S. dollar at December 31, 2013 and 2012, respectively.
Goodyear Venezuela’s sales were 2.2% and 1.9% of our net sales for the twelve months ended December 31, 2013 and 2012, respectively. Goodyear Venezuela’s cost of goods sold was 2.0% and 1.6% of our cost of goods sold for the twelve months ended December 31, 2013 and 2012, respectively. Goodyear Venezuela’s sales are bolivar fuerte-denominated and cost of goods sold are approximately 65% bolivar fuerte-denominated and approximately 35% U.S. dollar-denominated. A further 10% decrease in the 6.3 bolivar fuerte to U.S. dollar exchange rate would decrease Goodyear Venezuela’s sales and cost of goods sold by approximately $39 million and approximately $16 million, respectively, on an annual basis, before any potential offsetting actions.
During the twelve months ended December 31, 2013, Goodyear Venezuela settled $66 million and $2 million of U.S. dollar-denominated intercompany payables and accounts payable — trade, respectively, through the Venezuelan currency exchange board, known as CADIVI. For the twelve months ended December 31, 2013, approximately 28% and 72% of those payables were settled at the official exchange rate of 4.3 and 6.3 bolivares fuertes to the U.S. dollar, respectively.
Through December 31, 2013, substantially all of our transactions were subject to the approval of CADIVI. In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade (CENCOEX) to replace CADIVI. In addition, the government changed the auction-based exchange rate program, known as SICAD, to include certain types of transactions, including dividends and royalties. Transactions executed through SICAD auctions in December 2013 were at 11.36 bolivares fuertes to the U.S. dollar. We do not expect the change in the exchange rate for such intercompany transactions to have a material impact on our financial position, results of operations or liquidity. We expect to continue to use the official rate of 6.3 bolivares fuertes to the U.S. dollar for all transactions except dividends and royalties. We will continue to assess the information available relative to Venezuelan exchange rates and the impact on our financial position, results of operations and liquidity.

At December 31, 2013 settlements pending before the currency exchange board were approximately $177 million, of which approximately $33 million are expected to be settled at 4.3 bolivares fuertes to the U.S. dollar and approximately $81 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. In addition, at December 31, 2013, we had approximately $63 million of intercompany payables that we are currently uncertain of the rate at which they will be settled and may be settled through the SICAD auctions. At December 31, 2013, $36 million of our requested settlements were pending up to 180 days, $13 million were pending from 180 to 360 days and $128 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $35 million, amounts pending from 180 to 360 days include imported tires and raw materials of $10 million, and amounts pending over one year include imported tires and raw materials of $65 million, dividends payable of $41 million, and intercompany charges for royalties of $22 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
Goodyear Venezuela contributed a significant portion of Latin America’s sales and operating income in 2013 and 2012. We continue to face operational challenges in Venezuela, including inflationary cost pressures, labor relations issues, difficulties importing raw materials and finished goods, and government price and profit margin controls. In response to conditions in Venezuela, we continuously evaluate the need to adjust prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price and profit margin controls.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2014 and to provide us with flexibility to respond to further changes in the business environment.
Cash Position
At December 31, 2013, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$696 million or 23% in Europe, Middle East and Africa, primarily Belgium ($418 million or 18% at December 31, 2012),

•	$334 million or 11% in Asia, primarily China, Australia and India ($370 million or 16%), and

•	$603 million or 20% in Latin America, primarily Venezuela and Brazil ($622 million or 27%).
Operating Activities
Net cash provided by operating activities was $938 million in 2013, compared to $1,038 million in 2012 and $773 million in 2011. Operating cash flows in 2013 were favorably impacted by increased earnings of $438 million, despite a charge of $115 million for the devaluation of the Venezuelan bolivar fuerte. This increase in operating cash flows was partially offset by higher pension contributions of $478 million. The increase in pension contributions was due primarily to first quarter 2013 discretionary contributions of $834 million to fully fund our frozen U.S. pension plans. Operating cash flows in 2012 improved over 2011 due to the favorable impact of improvements in working capital. Net cash provided by working capital was $457 million in 2012 compared to net cash used of $650 million in 2011. The improvement in working capital in 2012 was due primarily to reduced sales and production volumes and lower raw materials costs. Operating cash flows in 2012 were unfavorably impacted by increased pension contributions of $390 million and decreased earnings compared to 2011.
Investing Activities
Net cash used in investing activities was $1,136 million in 2013, compared to $1,123 million in 2012 and $902 million in 2011. Capital expenditures were $1,168 million in 2013, compared to $1,127 million in 2012 and $1,043 million in 2011. Beyond expenditures required to sustain our facilities, capital expenditures in 2013 primarily related to expansion of manufacturing capacity in Japan, Brazil and Chile. Capital expenditures in 2012 primarily related to the expansion of manufacturing capacity in China and Chile. Investing cash flows in 2012 declined from the 2011 period, as the 2011 period included cash inflows of $95 million from government grants related to the relocation and expansion of our manufacturing facility in China. Proceeds from asset sales were $25 million in 2013, compared to $16 million in 2012 and $76 million in 2011. Asset sales in 2011 primarily related to the sale of the farm tire business in Latin America.
Financing Activities
Net cash provided by financing activities was $1,082 million in 2013, compared to net cash used of $426 million in 2012 and net cash provided of $994 million in 2011. Financing activities in 2013 included net borrowings of $1,143 million used to fully fund our frozen U.S. pension plans and to fund working capital needs and capital expenditures. Net borrowings in 2013 included net proceeds of $885 million from the first quarter issuance of $900 million in aggregate principal amount of 6.5% senior notes due

2021 and net borrowings of $258 million under various other credit facilities. Financing activities in 2012 included net debt repayments of $265 million. Financing activities in 2011 included $484 million in net proceeds from the issuance of our mandatory convertible preferred stock and net borrowings of $562 million to fund working capital needs and capital expenditures.
Credit Sources
In aggregate, we had total credit arrangements of $9,293 million available at December 31, 2013, of which $2,726 million were unused, compared to $8,387 million available at December 31, 2012, of which $2,949 million were unused. At December 31, 2013, we had long term credit arrangements totaling $8,806 million, of which $2,253 million were unused, compared to $7,837 million and $2,501 million, respectively, at December 31, 2012. At December 31, 2013, we had short term committed and uncommitted credit arrangements totaling $487 million, of which $473 million were unused, compared to $550 million and $448 million, respectively, at December 31, 2012. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At December 31, 2013, we had $3,356 million of outstanding notes, compared to $2,440 million at December 31, 2012. For additional information on our outstanding notes, including the issuance of our $900 million 6.5% senior notes due 2021, refer to the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility bear interest at LIBOR plus 150 basis points, based on our current liquidity. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under this facility and our subsidiaries’ obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2013, our borrowing base, and therefore our availability, under the facility was $470 million below the facility's stated amount of $2.0 billion.
At December 31, 2013 and December 31, 2012, we had no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $375 million at December 31, 2013 and $400 million at December 31, 2012.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
Our amended and restated second lien term loan facility may be increased by up to $300 million at our request, subject to the consent of the lenders making such additional term loans. The term loan bears interest at LIBOR plus 375 basis points, subject to a minimum LIBOR rate of 100 basis points. Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. At December 31, 2013 and 2012, this facility was fully drawn.
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

At December 31, 2013 and 2012, there were no borrowings under the European revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $5 million (€3 million) as of December 31, 2013 and $10 million (€7 million) as of December 31, 2012.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Utilization under this facility is based on eligible receivable balances. The facility is subject to the customary renewal of its back-up liquidity commitments, which expire on October 17, 2014.
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
At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $76 million ($85 million Australian dollars) of funding. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2013 and 2012. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2013 and 2012, the gross amount of receivables sold was $301 million and $243 million, respectively.
Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At December 31, 2013, these non-revolving credit facilities were fully drawn and can only be used to finance the relocation and expansion of our manufacturing facility in China. There were $537 million and $471 million of borrowings outstanding under these facilities at December 31, 2013 and 2012, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. At December 31, 2013, restricted cash of $11 million was related to funds obtained under these credit facilities. At December 31, 2012, there was no restricted cash related to funds obtained under these credit facilities.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not notified when our suppliers sell receivables under this program. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. At both December 31, 2013 and 2012, agreements for such supplier financing programs totaled approximately $400 million.

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
We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2013, our availability under this facility of $1,155 million, plus our Available Cash of $1,363 million, totaled $2.5 billion, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2013, we were in compliance with this financial covenant.
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
As of December 31, 2013, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
The restrictions imposed by our credit facilities and indentures and our mandatory convertible preferred stock have not affected our ability to declare and pay dividends on our common stock, and are not expected to affect our ability to declare and pay similar dividends in the future.
Asset Dispositions
The restrictions on asset sales imposed by our material indebtedness have not affected our strategy of divesting non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2013:

	Payment Due by Period as of December 31, 2013
(In millions)	Total	2014	2015	2016	2017	2018	Beyond 2018
Debt Obligations(1)	$6,187	$75	$334	$281	$345	$369	$4,783
Capital Lease Obligations(2)	62	12	10	8	6	4	22
Interest Payments(3)	2,745	420	409	384	364	329	839
Operating Leases(4)	1,360	326	259	201	144	104	326
Pension Benefits(5)	1,713	1,313	100	100	100	100	NA
Other Postretirement Benefits(6)	294	34	32	31	30	29	138
Workers’ Compensation(7)	398	79	48	36	27	22	186
Binding Commitments(8)	6,783	2,208	1,253	867	759	737	959
Uncertain Income Tax Positions(9)	48	25	22	—	—	—	1
	$19,590	$4,492	$2,467	$1,908	$1,775	$1,694	$7,254
_______________________________________

(1)	Debt obligations include Notes Payable and Overdrafts.

(2)	The minimum lease payments for capital lease obligations are $96 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $45 million, $35 million, $25 million, $14 million, $6 million and $9 million in each of the periods above, respectively, for a total of $134 million. Payments, net of minimum sublease rentals, total $1,226 million. The present value of the net operating lease payments is $952 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2013. Although subject to change, the amounts set forth in the table represent the midpoint of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans. Subsequent to December 31, 2013, we made contributions of approximately $1,150 million, including discretionary contributions of approximately $900 million to fully fund our hourly U.S. pension plans, and will freeze these plans to future accruals effective April 30, 2014. Following the full funding of the hourly U.S. pension plans, the USW Contract requires us to maintain an annual ERISA funded status for the hourly U.S. pension plans of at least 97%.

Subsequent to the 2014 contributions which fully funded our hourly U.S. pension plans, we have no minimum funding requirements for our funded U.S. pension plans under current ERISA law and the provisions of the USW Contract.
Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with asset returns from our fixed income portfolio. For further information on the U.S. pension investment strategy, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — Pension and Benefits" and Notes to the Consolidated Financial Statements No. 16, Pension and Other Postretirement Benefits.
Future non-U.S. contributions are affected by factors such as:

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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $310 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2013.

(9)
These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2013. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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
In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•
We have commenced arbitration proceedings seeking the dissolution of our global alliance with SRI, damages and other appropriate relief. The arbitration is subject to uncertainties which make it difficult to predict the timing and outcome of the proceedings, or the amount of any net payment from us to SRI. Subject to those arbitration proceedings, SRI also has certain minority exit rights under the global alliance agreements that, if triggered and exercised, could require us to make a payment to acquire SRI’s interests in GDTE and GDTNA following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business — Global Alliance.”

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $14 million at December 31, 2013 and expire at various times through 2023. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Annual Report on Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

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

•	raw material and energy costs may materially adversely affect our operating results and financial condition;

•	if we experience a labor strike, work stoppage or other similar event our business, results of operations, financial position and liquidity could be materially adversely affected;

•
our long term ability to meet our obligations, to repay maturing indebtedness or to implement strategic initiatives may be dependent on our ability to access capital markets in the future and to improve our operating results;

•	financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major OE customers, dealers or suppliers could harm our business;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

•	any failure to be in compliance with any material provision or covenant of our secured credit facilities could have a material adverse effect on our liquidity and operations;

•	our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	we have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales;

•	we may incur significant costs in connection with our contingent liabilities and tax matters;

•
our reserves for contingent liabilities and our recorded insurance assets are subject to various uncertainties, the outcome of which may result in our actual costs being significantly higher than the amounts recorded;

•	we are subject to extensive government regulations that may materially adversely affect our operating results;

•
the arbitration proceedings we have brought to dissolve our global alliance with SRI and the terms and conditions of the existing global alliance agreements with SRI could require us to make a substantial payment to acquire SRI’s minority interests in GDTE and GDTNA;

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2013, 34% of our debt was at variable interest rates averaging 6.00% compared to 38% at an average rate of 5.50% at December 31, 2012.
The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2013	2012
Carrying amount — liability	$4,090	$3,128
Fair value — liability	4,414	3,378
Pro forma fair value — liability	4,517	3,475

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
The following table presents foreign currency derivative information at December 31:

(In millions)	2013	2012
Fair value — asset (liability)	$(14)	$(27)
Pro forma decrease in fair value	(121)	(125)
Contract maturities	1/14 - 12/14	1/13 - 12/13

The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2013	2012
Asset (liability):
Accounts Receivable	$6	$2
Other Current Liabilities	(20)	(29)

For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	54
Report of Independent Registered Public Accounting Firm	55
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2013	56
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2013	57
Consolidated Balance Sheets at December 31, 2013 and December 31, 2012	58
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2013	59
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013	63
Notes to Consolidated Financial Statements	64
Supplementary Data (unaudited)	115
Financial Statement Schedules:
The following consolidated financial statement schedules of The Goodyear Tire & Rubber Company are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2013 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 13, 2014

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2013	2012	2011
Net Sales	$19,540	$20,992	$22,767
Cost of Goods Sold	15,422	17,163	18,821
Selling, Administrative and General Expense	2,758	2,718	2,822
Rationalizations (Note 2)	58	175	103
Interest Expense (Note 3)	392	357	330
Other Expense (Note 4)	97	139	73
Income before Income Taxes	813	440	618
United States and Foreign Taxes (Note 5)	138	203	201
Net Income	675	237	417
Less: Minority Shareholders’ Net Income	46	25	74
Goodyear Net Income	629	212	343
Less: Preferred Stock Dividends	29	29	22
Goodyear Net Income available to Common Shareholders	$600	$183	$321
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$2.44	$0.75	$1.32
Weighted Average Shares Outstanding (Note 6)	246	245	244
Diluted	$2.28	$0.74	$1.26
Weighted Average Shares Outstanding (Note 6)	277	247	271

Cash Dividends Declared Per Common Share	$0.05	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2013	2012	2011
Net Income	$675	$237	$417
Other Comprehensive Income (Loss):
Foreign currency translation (net of tax of $0 in all periods)	(151)	83	(186)
Reclassification adjustment for amounts recognized in income (net of tax of $0 in all periods)	1	—	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $10 in 2013, $9 in 2012 and $8 in 2011)	232	209	162
Decrease (Increase) in net actuarial losses (net of tax of $34 in 2013, tax benefit of $54 in 2012 and tax benefit of $26 in 2011)	519	(979)	(769)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1 in all periods)	2	11	18
Prior service credit (cost) from plan amendments (net of tax of $0 in 2013, $3 in 2012 and $0 in 2011)	31	73	—
Deferred derivative gains (losses) (net of tax of $1 in 2013, $0 in 2012 and $1 in 2011)	1	(5)	4
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2013, tax benefit of $3 in 2012 and tax of $2 in 2011)	2	(11)	8
Unrealized investment gains (net of tax of $0 in all periods)	8	—	5
Other Comprehensive Income (Loss)	645	(619)	(758)
Comprehensive Income (Loss)	1,320	(382)	(341)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	78	(20)	37
Goodyear Comprehensive Income (Loss)	$1,242	$(362)	$(378)
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2013	2012
Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$2,996	$2,281
Accounts Receivable (Note 8)	2,435	2,563
Inventories (Note 9)	2,816	3,250
Prepaid Expenses and Other Current Assets	397	404
Total Current Assets	8,644	8,498
Goodwill (Note 10)	668	664
Intangible Assets (Note 10)	138	140
Deferred Income Taxes (Note 5)	157	186
Other Assets (Note 11)	600	529
Property, Plant and Equipment (Note 12)	7,320	6,956
Total Assets	$17,527	$16,973
Liabilities
Current Liabilities:
Accounts Payable-Trade	$3,097	$3,223
Compensation and Benefits (Notes 16 and 17)	758	719
Other Current Liabilities	1,083	1,182
Notes Payable and Overdrafts (Note 14)	14	102
Long Term Debt and Capital Leases due Within One Year (Note 14)	73	96
Total Current Liabilities	5,025	5,322
Long Term Debt and Capital Leases (Note 14)	6,162	4,888
Compensation and Benefits (Notes 16 and 17)	2,673	4,340
Deferred and Other Noncurrent Income Taxes (Note 5)	256	264
Other Long Term Liabilities	966	1,000
Total Liabilities	15,082	15,814
Commitments and Contingent Liabilities (Note 18)
Minority Shareholders’ Equity (Note 1)	577	534
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock, no par value: (Note 19)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2012), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 248 million (245 million in 2012)	248	245
Capital Surplus	2,847	2,815
Retained Earnings	1,958	1,370
Accumulated Other Comprehensive Loss (Note 20)	(3,947)	(4,560)
Goodyear Shareholders’ Equity	1,606	370
Minority Shareholders’ Equity — Nonredeemable	262	255
Total Shareholders’ Equity	1,868	625
Total Liabilities and Shareholders’ Equity	$17,527	$16,973
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2010
(after deducting 7,950,743 common treasury shares)	—	$—	242,938,949	$243	$2,805	$866	$(3,270)	$644	$277	$921
Comprehensive income (loss):
Net income						343		343	39	382
Foreign currency translation (net of tax of $0)							(140)	(140)	(27)	(167)
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $8)							157	157		157
Increase in net actuarial losses (net of tax benefit of $28)							(770)	(770)		(770)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							18	18		18
Deferred derivative gains (net of tax of $1)							3	3		3
Reclassification adjustment for amounts recognized in income (net of tax of $2)							6	6		6
Unrealized investment gains (net of tax of $0)							5	5		5
Other comprehensive income (loss)								(721)	(27)	(748)
Total comprehensive income (loss)								(378)	12	(366)
Dividends declared to minority shareholders									(20)	(20)
Stock-based compensation plans					13			13		13
Preferred stock issued (Note 19)	10,000,000	500			(16)			484		484
Preferred stock dividends declared (Note 19)						(22)		(22)		(22)
Common stock issued from treasury (Note 17)			1,596,892	2	6			8		8
Other									(1)	(1)
Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749	$268	$1,017

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749	$268	$1,017
Comprehensive income (loss):
Net income						212		212	35	247
Foreign currency translation (net of tax of $0)							51	51	14	65
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							203	203		203
Increase in net actuarial losses (net of tax benefit of $44)							(898)	(898)		(898)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							9	9		9
Prior service credit from plan amendments (net of tax of $3)							72	72		72
Deferred derivative losses (net of tax of $0)							(4)	(4)		(4)
Reclassification adjustment for amounts recognized in income (net of tax benefit of $3)							(7)	(7)		(7)
Other comprehensive income (loss)								(574)	14	(560)
Total comprehensive income (loss)								(362)	49	(313)
Purchase of subsidiary shares from minority interest					(13)		5	(8)	(47)	(55)
Dividends declared to minority shareholders									(15)	(15)
Stock-based compensation plans					17			17		17
Preferred stock dividends declared (Note 19)						(29)		(29)		(29)
Common stock issued from treasury (Note 17)			704,921	—	3			3		3
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370	$255	$625

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370	$255	$625
Comprehensive income (loss):
Net income						629		629	45	674
Foreign currency translation (net of tax of $0)							(153)	(153)	(21)	(174)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							1	1		1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							224	224		224
Decrease in net actuarial losses (net of tax of $33)							498	498		498
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							2	2		2
Prior service credit from plan amendments (net of tax of $0)							30	30		30
Deferred derivative gains (net of tax of $1)							1	1		1
Reclassification adjustment for amounts recognized in income (net of tax of $0)							2	2		2
Unrealized investment gains (net of tax of $0)							8	8		8
Other comprehensive income (loss)								613	(21)	592
Total comprehensive income (loss)								1,242	24	1,266
Purchase of subsidiary shares from minority interest					(2)			(2)	(2)	(4)
Dividends declared to minority shareholders									(11)	(11)
Stock-based compensation plans					15			15		15
Dividends declared (Note 19)						(41)		(41)		(41)
Common stock issued from treasury (Note 17)			2,512,267	3	19			22		22
Other								—	(4)	(4)
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,958	$(3,947)	$1,606	$262	$1,868
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2013	2012	2011
Balance at beginning of year	$534	$607	$584
Comprehensive income (loss):
Net income (loss)	1	(10)	35
Foreign currency translation (net of tax of $0 in all periods)	23	18	(19)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $1 in 2013, $0 in 2012 and $0 in 2011.	8	6	5
Decrease (increase) in net actuarial losses (net of tax of $1 in 2013, tax benefit of $10 in 2012, and tax of $2 in 2011)	21	(81)	1
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 in all periods)	—	2	—
Prior service credit (cost) from defined benefit plan amendment (net of tax of $0 in all periods)	1	1	—
Deferred derivative gains (losses) (net of tax of $0 in all periods)	—	(1)	1
Reclassification adjustment for amounts recognized in income (net of tax of $0 in all periods)	—	(4)	2
Other comprehensive income (loss)	53	(59)	(10)
Total comprehensive income (loss)	54	(69)	25
Dividends declared to minority shareholders	(11)	(4)	(2)
Balance at end of year	$577	$534	$607

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$675	$237	$417
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	722	687	715
Amortization and Write-Off of Debt Issuance Costs	18	67	34
Net Rationalization Charges (Note 2)	58	175	103
Rationalization Payments	(72)	(106)	(142)
Net Gains on Asset Sales (Note 4)	(8)	(25)	(16)
Pension Contributions and Direct Payments	(1,162)	(684)	(294)
Venezuela Currency Devaluation (Note 4)	115	—	—
Customer Prepayments and Government Grants	44	131	212
Insurance Proceeds	17	50	—
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	79	291	(337)
Inventories	366	619	(1,009)
Accounts Payable — Trade	(30)	(453)	696
Compensation and Benefits	243	260	384
Other Current Liabilities	(28)	(24)	89
Other Assets and Liabilities	(99)	(187)	(79)
Total Cash Flows from Operating Activities	938	1,038	773
Cash Flows from Investing Activities:
Capital Expenditures	(1,168)	(1,127)	(1,043)
Asset Dispositions (Note 4)	25	16	76
Government Grants Received	9	2	95
Decrease (Increase) in Restricted Cash	14	11	(25)
Short Term Securities Acquired	(105)	(57)	(4)
Short Term Securities Redeemed	89	28	—
Other Transactions (Note 11)	—	4	(1)
Total Cash Flows from Investing Activities	(1,136)	(1,123)	(902)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	31	77	179
Short Term Debt and Overdrafts Paid	(120)	(156)	(138)
Long Term Debt Incurred	1,913	3,531	3,171
Long Term Debt Paid	(681)	(3,717)	(2,650)
Proceeds from Issuance of Preferred Stock (Note 19)	—	—	484
Preferred Stock Dividends Paid (Note 19)	(29)	(29)	(15)
Common Stock Issued (Note 17)	22	3	8
Common Stock Dividends Paid (Note 19)	(12)	—	—
Transactions with Minority Interests in Subsidiaries	(26)	(71)	(24)
Debt Related Costs and Other Transactions	(16)	(64)	(21)
Total Cash Flows from Financing Activities	1,082	(426)	994
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(169)	20	(98)
Net Change in Cash and Cash Equivalents	715	(491)	767
Cash and Cash Equivalents at Beginning of the Year	2,281	2,772	2,005
Cash and Cash Equivalents at End of the Year	$2,996	$2,281	$2,772
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies
A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. The standards update is effective for fiscal years beginning after December 15, 2013. We will adopt this standards update, as required, beginning with the first quarter of 2014. The adoption of this standards update will not have a material impact on our consolidated financial statements.
In March 2013, the FASB issued an accounting standards update providing guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity. The standards update also requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The standards update is effective for fiscal years beginning after December 15, 2013. We will adopt this standard update, as required, beginning with the first quarter of 2014. The adoption of this standards update will not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued an accounting standards update requiring an entity to record obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The standards update is effective for fiscal years beginning after December 15, 2013. We will adopt this standard update, as required, beginning with the first quarter of 2014. The adoption of this standards update will not have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standards
Effective January 1, 2013, we adopted an accounting standards update with new guidance on the presentation of reclassifications from accumulated other comprehensive loss to net income. This standard requires an entity to present reclassifications from accumulated other comprehensive loss to net income either on the face of the statements or in the notes to the consolidated financial statements. Accordingly, we have presented such reclassifications in Note 20, Reclassifications out of Accumulated Other Comprehensive Loss, to the consolidated financial statements.
Effective January 1, 2013, we adopted accounting standards updates with new guidance on disclosures related to financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement and have expanded our disclosure to discuss amounts eligible for offsetting under our master netting agreements.
Effective with our 2013 annual impairment test, we adopted an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The adoption of this standards update did not have an impact on our consolidated financial statements.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:

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
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $390 million, $370 million, and $369 million in 2013, 2012, and 2011, respectively.
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
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $408 million, $435 million, and $471 million in 2013, 2012, and 2011, respectively.
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
Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade-rated counterparties. At December 31, 2013, our cash investments with any single counterparty did not exceed $450 million.
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
Customer prepayments for products and government grants received that are related to operations are reported as operating activities. Government grants received that are solely related to capital expenditures are reported as investing activities. The Consolidated Statement of Cash Flows for the year ended December 31, 2013, 2012 and 2011 is presented net of capital leases of $19 million, $41 million and $17 million, respectively, which originated in those years, and net of capitalized costs related to the Global and North America Headquarters facility and parking deck of $18 million, $126 million and $38 million, respectively. Investing activities included a $42 million decrease in accrued capital expenditures in 2013 compared to 2012.
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2013, approximately $768 million of net assets were subject to such regulations or limitations.

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
Goodwill and Other Intangible Assets
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized but are assessed for impairment annually with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible to its carrying amount. Under the qualitative assessment, an entity is not required to calculate the fair value unless the entity determines that it is more likely than not that the fair value is less than the carrying amount. If under the quantitative assessment the fair value is less than the carrying amount, then the amount of the impairment loss, if any, must be measured. The date of our annual impairment test is October 31, which we changed from July 31 in 2013. The change of our annual impairment test date from July 31 to October 31 was made to more closely align the impairment testing date with our strategic and annual operating planning and forecasting process. The change in accounting principle is preferable as it will align the impairment testing to utilize the most current information available from the annual operating plan, allow the completion of the annual impairment testing closer to the end of our annual reporting period and reduce the likelihood of a material change in the supporting data prior to the year-end. We believe the change in our annual impairment testing date did not delay, accelerate, or avoid an impairment charge.
In addition to annual testing, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Note 10.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are solely related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $719 million, $684 million and $711 million in 2013, 2012 and 2011, respectively. Refer to Notes 3 and 12.
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
Derivative contracts are reported at fair value on the Consolidated Balance Sheets as Accounts Receivable or Other Current Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded net of tax in AOCL. Ineffectiveness in hedging relationships is recorded in Other Expense in the current period.
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
Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges, excluding premiums and discounts, are recorded in Other Expense in the current period. Gains and losses on contracts with no hedging designation are also recorded in Other Expense in the current period. We do not include premiums or discounts on forward currency contracts in our assessment of hedge effectiveness. Premiums and discounts on contracts designated as hedges are recognized in Other Expense over the life of the contract.
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
Termination of Contracts — Gains and losses (including deferred gains and losses in AOCL) are recognized in Other Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or to Other Expense over the remaining life of that position. Gains and losses on contracts that we temporarily continue to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in Other Expense. Refer to Note 14.
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

The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-related Costs	Other Costs	Total
Balance at December 31, 2010	$212	$18	$230
2011 charges	60	46	106
Incurred	(104)	(45)	(149)
Reversed to the Statement of Operations	(2)	(1)	(3)
Balance at December 31, 2011	$166	$18	$184
2012 charges	142	36	178
Incurred	(77)	(30)	(107)
Reversed to the Statement of Operations	(2)	(1)	(3)
Balance at December 31, 2012	$229	$23	$252
2013 charges	58	17	75
Incurred	(42)	(31)	(73)
Reversed to the Statement of Operations	(13)	(4)	(17)
Balance at December 31, 2013	$232	$5	$237

The net rationalization charges included in Income before Income Taxes are as follows:

(In millions)	2013	2012	2011
Current Year Plans
Associate Severance and Other Related Costs	$42	$125	$19
Other Exit and Non-Cancelable Lease Costs	3	16	6
Current Year Plans - Net Charges	$45	$141	$25

Prior Year Plans
Associate Severance and Other Related Costs	$3	$15	$39
Other Exit and Non-Cancelable Lease Costs	10	19	39
Prior Year Plans - Net Charges	13	34	78
Total Net Charges	$58	$175	$103

Asset Write-off and Accelerated Depreciation Charges	$23	$20	$50

Significant rationalization actions initiated in 2013 consisted of manufacturing headcount reductions related to EMEA's plans to improve efficiency and reduce manufacturing capacity in certain Western European countries. In addition, Asia Pacific also initiated plans primarily relating to SAG headcount reductions and the closure of retail facilities in Australia and New Zealand. Other rationalization actions in 2013 related to plans to reduce manufacturing and SAG expenses through headcount reductions in all of our strategic business units.
The accrual balance of $237 million at December 31, 2013 is expected to be substantially utilized within the next 12 months and includes $169 million relating to plans associated with the closure of one of our manufacturing facilities in Amiens, France.
Approximately 800 associates will be released under plans initiated in 2013, of which approximately 200 associates have been released as of December 31, 2013.
Asset write-off and accelerated depreciation charges of $23 million in 2013 related to property and equipment in one of our facilities in Amiens, France. Accelerated depreciation charges for all periods were recorded in CGS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Rationalization activities initiated in 2012 consisted primarily of charges of $74 million related to EMEA's plan to exit the farm tire business and discontinue farm tire production at one of our facilities in Amiens, France and the closure of that facility. In addition, Asia Pacific initiated plans relating to the closure of several retail facilities in Australia and New Zealand. Other rationalization actions in 2012 related to plans to reduce manufacturing and SAG expenses through headcount reductions in all of our strategic business units. Approximately 2,200 associates will be released under 2012 plans of which 1,500 were released by December 31, 2013.
Asset write-off and accelerated depreciation charges of $20 million were recorded in 2012 and related to property and equipment in our Dalian, China manufacturing facility, which ceased production in the third quarter of 2012.
Rationalization actions initiated in 2011 consisted primarily of plans in EMEA and Asia Pacific to reduce manufacturing and SAG expenses through headcount reductions. In addition, Asia Pacific initiated a plan related to the relocation of its manufacturing facility in Dalian, China to Pulandian, China. Approximately 500 associates were to be released under 2011 plans, all of which were released by December 31, 2012.
Asset write-off and accelerated depreciation charges of $50 million were recorded in 2011 and related to property and equipment in our Union City, Tennessee manufacturing facility.
In total, approximately, 1,900 associates remain to be released under rationalization plans, including approximately 1,200 associates related to the plan to exit the farm tire business and close one of our facilities in Amiens, France.

Note 3. Interest Expense
Interest expense includes interest and amortization of debt discounts, less amounts capitalized, as follows:

(In millions)	2013	2012	2011
Interest expense before capitalization	$431	$379	$361
Capitalized interest	(39)	(22)	(31)
	$392	$357	$330

Cash payments for interest, net of amounts capitalized were $353 million, $348 million and $320 million in 2013, 2012 and 2011, respectively. In 2012, we recorded an out of period adjustment of $13 million of additional interest expense to correct capitalized interest recorded in prior periods.

Note 4. Other Expense

(In millions) Expense(Income)	2013	2012	2011
Net foreign currency exchange losses	$118	$26	$27
Financing fees and financial instruments	56	156	89
Royalty income	(51)	(38)	(47)
Interest income	(41)	(17)	(16)
General and product liability — discontinued products	15	8	21
Net gains on asset sales	(8)	(25)	(16)
Miscellaneous expense	8	29	15
	$97	$139	$73

Net foreign currency exchange losses in 2013 were $118 million, which included a net loss of $115 million resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar, compared to losses of $26 million and $27 million in 2012 and 2011, respectively. Foreign currency exchange in all periods reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. In the first quarter of 2013, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela. We also recorded a one-time subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official subsidy exchange rate of 4.3 bolivares fuertes per U.S. dollar applicable to certain import purchases prior to the devaluation date. A portion of this subsidy reduced cost of goods sold in periods when the related inventory was sold.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financing fees and financial instruments expense was $56 million in 2013, compared to $156 million in 2012 and $89 million in 2011. Financing fees and financial instruments expense consists of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions. Financing fees in 2012 included $86 million related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016 and $24 million of charges related to the amendment and restatement of our U.S. second lien term loan facility. Financing fees in 2011 included $53 million of charges on the redemption of $350 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016.
Royalty income in 2013 was $51 million, compared to income of $38 million and $47 million in 2012 and 2011, respectively. Royalty income in 2013 and 2011 includes one-time royalties of $11 million and $6 million, respectively, related to our chemical operations. Royalty income is derived primarily from licensing arrangements related to divested businesses.
Interest income consists primarily of amounts earned on cash deposits. Interest income in 2013 also included $11 million earned on favorable tax judgments in Latin America. General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. General and product liability in 2011 includes $13 million of expense related to an adjustment for prior periods.
Net gains on asset sales in 2013 include gains on the transfer of property in Dalian, China to the Chinese government and the sale of property in North America. Net gains on asset sales in 2012 include gains from the sale of a minority interest in a retail business in EMEA, the sale of certain assets related to our bias truck tire business in Latin America and the sale of property in North America. Net gains on asset sales in 2011 include gains on the sale of the farm tire business in Latin America and the sale of property in Asia Pacific.
Miscellaneous expense in 2013 and 2012 includes $6 million and $25 million, respectively, of charges for certain labor claims relating to a previously closed facility in EMEA. Miscellaneous expense in 2011 includes $9 million related to our insurance deductible with respect to losses as a result of flooding in Thailand.

Note 5. Income Taxes
The components of Income before Income Taxes follow:

(In millions)	2013	2012	2011
U.S.	$396	$146	$(111)
Foreign	417	294	729
	$813	$440	$618

A reconciliation of income taxes at the U.S. statutory rate to income taxes provided on Income follows:

(In millions)	2013	2012	2011
U.S. Federal income tax expense (benefit) at the statutory rate of 35%	$284	$154	$216
U.S. (income) loss with no tax due to valuation allowance	(136)	(49)	41
Net foreign operating losses with no tax due to valuation allowances	42	83	5
Poland special enterprise zone tax credit	(42)	—	—
Deferred tax impact of enacted tax rate and law changes	(13)	2	—
Net (resolution) establishment of uncertain tax positions	10	10	24
Net (release) establishment of valuation allowances	(8)	4	(59)
Adjustment for foreign income taxed at different rates	(2)	(6)	(28)
Other	3	5	2
United States and Foreign Taxes	$138	$203	$201

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the provision (benefit) for taxes on Income, by taxing jurisdiction, follow:

(In millions)	2013	2012	2011
Current:
Federal	$(6)	$—	$—
Foreign	176	184	253
State	2	3	3
	172	187	256
Deferred:
Federal	2	2	2
Foreign	(36)	13	(56)
State	—	1	(1)
	(34)	16	(55)
United States and Foreign Taxes	$138	$203	$201

In 2013, income tax expense included net tax benefits of $43 million unrelated to current year income, due primarily to a $33 million benefit from a Poland special enterprise zone tax credit and a $13 million benefit related to enacted law changes.
In 2012, income tax expense included net tax charges of $19 million unrelated to current year income primarily consisting of $10 million of increased tax reserves for prior years. The additional $9 million relates to various other discrete items.
Income tax expense in 2011 included net tax benefits of $36 million unrelated to current year income primarily related to a $64 million benefit from the release of a valuation allowance on our Canadian operations and a $24 million charge related to the settlement of prior tax years and to increased tax reserves as a result of negative tax court rulings in a foreign jurisdiction.
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2013	2012
Tax loss carryforwards and credits	$1,275	$1,238
Postretirement benefits and pensions	755	1,331
Capitalized research and development expenditures	606	456
Accrued expenses deductible as paid	603	613
Alternative minimum tax credit carryforwards(1)	91	98
Rationalizations and other provisions	69	73
Vacation and sick pay	38	39
Other	29	41
	3,466	3,889
Valuation allowance	(2,968)	(3,393)
Total deferred tax assets	498	496
Property basis differences	(430)	(384)
Total net deferred tax assets	$68	$112
_______________________________________

(1)	Primarily unlimited carryforward period.
At December 31, 2013, we had $493 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain international subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $33 million of special enterprise zone tax credits subject to expiration in 2017. A valuation allowance totaling $568 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $644 million of Federal and $138 million of state tax assets for net operating loss and tax credit carryforwards. The Federal carryforwards consist of $200 million of Federal tax assets for net operating losses that expire from 2029 to 2033, $439 million of foreign tax credits that are subject to expiration from 2016 to 2023 and $48 million of tax assets related to research and development credits that are subject to expiration from 2027 to 2033. The amount of deferred tax assets reflected in the table above has been reduced by $43 million related to unrealized stock option deductions. The state carryforwards are subject to expiration

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from 2014 to 2033. A full valuation allowance has also been recorded against the Federal and state deferred tax assets as recovery is uncertain.
At December 31, 2013 our valuation allowance on our U.S. deferred tax assets was $2,400 million. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Through 2012 our history of U.S. operating losses limited the weight we apply to other subjective evidence such as our projections for future profitability. Recent positive evidence includes our profitable 2013 U.S. results, and fully funding our hourly U.S. pension plans in January of 2014 which eliminates volatility in Other Comprehensive Income. This recent positive evidence provides us the opportunity to apply a greater significance to our projections in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence will exist during 2014 to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist during 2014. This may result in a reduction of the valuation allowance by up to $60 million.
At December 31, 2013, we had unrecognized tax benefits of $88 million that if recognized, would have a favorable impact on our tax expense of $78 million. We had accrued interest of $16 million as of December 31, 2013, which included a current year benefit of $5 million. If not favorably settled, $32 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. It is reasonably possible that $16 million of our unrecognized tax benefits, and $9 million of our accrued interest will be paid or favorably settled during 2014. We do not expect those changes will have a significant impact on our financial position or results of operations.

Reconciliation of Unrecognized Tax Benefits
(In millions)	2013	2012	2011
Balance at January 1	$82	$90	$87
Increases related to prior year tax positions	27	12	17
Settlements	(9)	(6)	(9)
Foreign currency impact	(6)	(4)	(7)
Decreases related to prior year tax positions	(6)	(7)	—
Increases related to current year tax positions	1	—	3
Lapse of statute of limitations	(1)	(3)	(1)
Balance at December 31	$88	$82	$90

Generally, years from 2008 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2006 onward and in the United States for 2013.
We have not recorded deferred taxes on undistributed earnings of international subsidiaries of approximately $3.8 billion, a significant portion of which has already been subject to Federal income taxation. No provision for Federal income tax or foreign withholding tax on any of these undistributed earnings is required because either such earnings were already subject to tax or the amount has been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Net cash payments for income taxes were $186 million, $204 million and $212 million in 2013, 2012 and 2011, respectively.

Note 6.  Earnings Per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2013	2012	2011
Earnings per share — basic:
Goodyear net income	$629	$212	$343
Less: Preferred stock dividends	29	29	22
Goodyear net income available to common shareholders	$600	$183	$321
Weighted average shares outstanding	246	245	244
Earnings per common share — basic	$2.44	$0.75	$1.32

Earnings per share — diluted:
Goodyear net income	$629	$212	$343
Less: Preferred stock dividends	—	29	—
Goodyear net income available to common shareholders	$629	$183	$343
Weighted average shares outstanding	246	245	244
Dilutive effect of mandatory convertible preferred stock	28	—	25
Dilutive effect of stock options and other dilutive securities	3	2	2
Weighted average shares outstanding — diluted	277	247	271
Earnings per common share — diluted	$2.28	$0.74	$1.26

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
Additionally, weighted average shares outstanding — diluted for 2013, 2012 and 2011 excludes approximately 3 million, 11 million and 6 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options).

Note 7. Business Segments
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. We operate our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa; Latin America; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chairman of the Board, Chief Executive Officer and President. Each of the four regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads, automotive and commercial truck repair services and merchandise purchased for resale. Each segment also exports tires to other segments.
North America manufactures and sells tires for automobiles, trucks, motorcycles, buses, earthmoving and mining equipment, commercial and military aviation, and industrial equipment in the United States and Canada. North America also provides related products and services including retread tires, tread rubber, automotive and commercial truck maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers.
Europe, Middle East and Africa manufactures and sells tires for automobiles, trucks, motorcycles, farm implements, and construction equipment throughout Europe, the Middle East and Africa. EMEA also sells new and retreaded aviation tires, retreading and related services for commercial truck and construction and mining equipment, and automotive maintenance and repair services. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014.
Latin America manufactures and sells tires for automobiles, trucks, and aviation and construction equipment throughout Central and South America and in Mexico. Latin America also provides related products and services including retreaded tires and tread rubber for truck tires.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asia Pacific manufactures and sells tires for automobiles, trucks, farm, construction and mining equipment, and the aviation industry throughout the Asia Pacific region. Asia Pacific also provides related products and services including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.
The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

(In millions)	2013	2012	2011
Sales
North America	$8,684	$9,666	$9,859
Europe, Middle East and Africa	6,567	6,884	8,040
Latin America	2,063	2,085	2,472
Asia Pacific	2,226	2,357	2,396
Net Sales	$19,540	$20,992	$22,767
Segment Operating Income
North America	$691	$514	$276
Europe, Middle East and Africa	298	252	627
Latin America	283	223	231
Asia Pacific	308	259	234
Total Segment Operating Income	1,580	1,248	1,368
Less:
Rationalizations	58	175	103
Interest expense	392	357	330
Other expense	97	139	73
Asset write-offs and accelerated depreciation	23	20	50
Corporate incentive compensation plans	108	69	70
Corporate pension curtailments/settlements	—	1	15
Intercompany profit elimination	(4)	(1)	5
Retained expenses of divested operations	24	14	29
Other	69	34	75
Income before Income Taxes	$813	$440	$618

In 2012, we negotiated a waiver of certain performance obligations under an offtake agreement for tires and recognized a $24 million reduction in CGS. The benefit was recognized in Corporate, which is excluded from segment operating income, and included in Other above.
The following table presents segment assets at December 31:

(In millions)	2013	2012	2011
Assets
North America	$4,979	$5,170	$5,744
Europe, Middle East and Africa	5,559	5,415	5,915
Latin America	2,402	2,367	2,141
Asia Pacific	2,624	2,601	2,482
Total Segment Assets	15,564	15,553	16,282
Corporate	1,963	1,420	1,347
	$17,527	$16,973	$17,629

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

(In millions)	2013	2012	2011
Net Sales
United States	$7,820	$8,416	$8,397
Germany	2,372	2,541	2,962
Other international	9,348	10,035	11,408
	$19,540	$20,992	$22,767
Long-Lived Assets
United States	$2,389	$2,424	$2,367
China	821	796	711
Germany	891	788	691
Other international	3,219	2,948	2,606
	$7,320	$6,956	$6,375

At December 31, 2013, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$696 million or 23% in Europe, Middle East and Africa, primarily Belgium ($418 million or 18% at December 31, 2012),

•	$334 million or 11% in Asia, primarily China, Australia and Singapore ($370 million or 16%), and

•	$603 million or 20% in Latin America, primarily Venezuela and Brazil ($622 million or 27%).
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales, as described in Note 4, Other Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2013	2012	2011
Rationalizations
North America	$12	$43	$72
Europe, Middle East and Africa	26	100	15
Latin America	4	6	—
Asia Pacific	16	26	16
Total Segment Rationalizations	$58	$175	$103

(In millions)	2013	2012	2011
Net (Gains) Losses on Asset Sales
North America	$(4)	$(9)	$2
Europe, Middle East and Africa	(1)	(9)	(1)
Latin America	(1)	(4)	(4)
Asia Pacific	(2)	(1)	(9)
Total Segment Asset Sales	(8)	(23)	(12)
Corporate	—	(2)	(4)
	$(8)	$(25)	$(16)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2013	2012	2011
Asset Write-offs and Accelerated Depreciation
North America	$—	$1	$43
Europe, Middle East and Africa	23	—	—
Asia Pacific	—	19	7
Total Segment Asset Write-offs and Accelerated Depreciation	$23	$20	$50

The following tables present segment capital expenditures, depreciation and amortization:

(In millions)	2013	2012	2011
Capital Expenditures
North America	$262	$212	$236
Europe, Middle East and Africa	332	344	240
Latin America	243	250	237
Asia Pacific	257	286	314
Total Segment Capital Expenditures	1,094	1,092	1,027
Corporate	74	35	16
	$1,168	$1,127	$1,043

(In millions)	2013	2012	2011
Depreciation and Amortization
North America	$275	$275	$286
Europe, Middle East and Africa	228	215	222
Latin America	84	72	73
Asia Pacific	93	89	73
Total Segment Depreciation and Amortization	680	651	654
Corporate	42	36	61
	$722	$687	$715

The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2013	2012	2011
Equity in (Income)
North America	$(8)	$(6)	$(5)
Europe, Middle East and Africa	—	—	(1)
Asia Pacific	(23)	(28)	(13)
Total Segment Equity in (Income)	$(31)	$(34)	$(19)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Accounts Receivable

(In millions)	2013	2012
Accounts receivable	$2,534	$2,662
Allowance for doubtful accounts	(99)	(99)
	$2,435	$2,563

Note 9. Inventories

(In millions)	2013	2012
Raw materials	$592	$743
Work in process	164	169
Finished goods	2,060	2,338
	$2,816	$3,250

Note 10. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2013:

(In millions)	Balance at December 31, 2012	Divestitures	Translation	Balance at December 31, 2013
North America	$93	$—	$—	$93
Europe, Middle East and Africa	497	(1)	15	511
Asia Pacific	74	—	(10)	64
	$664	$(1)	$5	$668

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2012:

(In millions)	Balance at December 31, 2011	Divestitures	Translation	Balance at December 31, 2012
North America	$93	$—	$—	$93
Europe, Middle East and Africa	484	(2)	15	497
Asia Pacific	77	—	(3)	74
	$654	$(2)	$12	$664

The following table presents information about intangible assets:

	2013			2012
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$128	$(6)	$122	$128	$(6)	$122
Trademarks and patents	17	(10)	7	20	(12)	8
Other intangible assets	22	(13)	9	21	(11)	10
	$167	$(29)	$138	$169	$(29)	$140
_______________________________________

(1)	Includes impact of foreign currency translation.
Intangible assets primarily comprise the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.
Amortization expense for intangible assets totaled $3 million, $3 million and $4 million in 2013, 2012 and 2011, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $2 million in 2014, $1 million each year in 2015 through 2018; and the weighted average remaining amortization period is approximately 23 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our annual impairment analyses for 2013, 2012 and 2011 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be re-performed for goodwill or for intangible assets with indefinite lives for any segment at December 31, 2013.

Note 11. Other Assets and Investments
We owned 3,421,306 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2013 and 2012 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $49 million and $41 million at December 31, 2013 and 2012, and was included in Other Assets. We have classified the Sumitomo Investment as available-for-sale. At December 31, 2013, AOCL included gross unrealized holding gains on the Sumitomo Investment of $33 million ($34 million after-tax), compared to $25 million ($26 million after-tax) at December 31, 2012.
Dividends received from our consolidated subsidiaries were $88 million, $129 million and $168 million in 2013, 2012 and 2011, respectively. Dividends received from our affiliates accounted for using the equity method were $21 million, $11 million and $8 million in 2013, 2012 and 2011, respectively.
At December 31, 2012, Prepaid Expenses and Other Current Assets includes assets reclassified as held for sale totaling $43 million, consisting of property, plant and equipment of $29 million and intangible assets of $14 million, related to our closed tire manufacturing facility in Dalian, China in anticipation of the transfer of the property to the Dalian government, which was completed in 2013.

Note 12. Property, Plant and Equipment

	2013			2012
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$433	$1	$434	$415	$1	$416
Buildings	2,336	23	2,359	2,061	17	2,078
Machinery and equipment	12,445	72	12,517	12,036	46	12,082
Construction in progress	978	—	978	1,173	15	1,188
	16,192	96	16,288	15,685	79	15,764
Accumulated depreciation	(9,137)	(21)	(9,158)	(8,975)	(16)	(8,991)
	7,055	75	7,130	6,710	63	6,773
Spare parts	190	—	190	183	—	183
	$7,245	$75	$7,320	$6,893	$63	$6,956

The range of useful lives of property used in arriving at the annual amount of depreciation are as follows: buildings and improvements, 5 to 45 years; machinery and equipment, 3 to 30 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13. Leased Assets
Net rental expense comprised the following:

(In millions)	2013	2012	2011
Gross rental expense	$400	$417	$415
Sublease rental income	(43)	(53)	(61)
	$357	$364	$354

We enter into leases primarily for our wholesale distribution facilities, retail stores, vehicles, and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our retail distribution network is sublet to independent dealers.
While substantially all subleases and some operating leases are cancelable for periods beyond 2014, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.
The following table presents minimum future lease payments:

						2019 and
(In millions)	2014	2015	2016	2017	2018	Beyond	Total
Capital Leases
Minimum lease payments	$16	$13	$11	$9	$7	$40	$96
Imputed interest	(4)	(3)	(3)	(3)	(3)	(18)	(34)
Present value	$12	$10	$8	$6	$4	$22	$62
Operating Leases
Minimum lease payments	$326	$259	$201	$144	$104	$326	$1,360
Minimum sublease rentals	(45)	(35)	(25)	(14)	(6)	(9)	(134)
	$281	$224	$176	$130	$98	$317	$1,226
Imputed interest							(274)
Present value							$952

Note 14. Financing Arrangements and Derivative Financial Instruments
At December 31, 2013, we had total credit arrangements of $9,293 million, of which $2,726 million were unused. At that date, 34% of our debt was at variable interest rates averaging 6.00%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2013, we had short term committed and uncommitted credit arrangements totaling $487 million, of which $473 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2013	2012
Notes payable and overdrafts:	$14	$102
Weighted average interest rate	3.40%	4.29%
Long term debt and capital leases due within one year:
Other domestic and foreign debt (including capital leases)	$73	$96
Weighted average interest rate	6.91%	6.88%
Total obligations due within one year	$87	$198

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2013, we had long term credit arrangements totaling $8,806 million, of which $2,253 million were unused.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	December 31, 2013		December 31, 2012
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$344		$330
8.25% due 2020	995		994
8.75% due 2020	267		266
6.5% due 2021	900		—
7% due 2022	700		700
7% due 2028	150		149
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,195	4.75%	1,194	4.75%
€400 million revolving credit facility due 2016	—	—	—	—
Pan-European accounts receivable facility due 2015	207	3.19%	192	3.00%
Chinese credit facilities	537	5.86%	471	6.38%
Other foreign and domestic debt(1)	878	8.97%	630	8.40%
	6,173		4,926
Capital lease obligations	62		58
	6,235		4,984
Less portion due within one year	(73)		(96)
	$6,162		$4,888
________________________________

(1)
Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and the Global and North America Headquarters financing liability described below.

NOTES
€250 million 6.75% Senior Notes due 2019 of Goodyear Dunlop Tires Europe B.V. (“GDTE”)
At December 31, 2013, €250 million aggregate principal amount of GDTE's 6.75% senior notes due 2019 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 15, 2019. These notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GDTE, to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody’s and Standard & Poor's and no default has occurred or is continuing, certain covenants will be suspended. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$1.0 billion 8.25% Senior Notes due 2020
At December 31, 2013, $1.0 billion aggregate principal amount of 8.25% senior notes due 2020 were outstanding. These notes had an effective yield of 8.349% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
We have the option to redeem these notes, in whole or in part, at any time on or after August 15, 2015 at a redemption price of 104.125%, 102.75%, 101.375% and 100% during the 12-month periods commencing on August 15, 2015, 2016, 2017 and 2018 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to August 15, 2015, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 6.75% senior notes due 2019, described above.
$282 million 8.75% Senior Notes due 2020
At December 31, 2013, $282 million aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes had an effective yield of 9.20% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
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
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 6.75% senior notes due 2019, described above.
$700 million 7% Senior Notes due 2022
At December 31, 2013, $700 million aggregate principal amount of 7% senior notes due 2022 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 15, 2022. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 6.75% senior notes due 2019, described above.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$150 million 7% Senior Notes due 2028
At December 31, 2013, $150 million aggregate principal amount of our 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.
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
CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Loans under this facility bear interest at LIBOR plus 150 basis points, based on our current liquidity as described below.
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
Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2013, our borrowing base, and therefore our availability, under this facility was $470 million below the facility's stated amount of $2.0 billion.
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
At December 31, 2013, we had no borrowings and $375 million of letters of credit issued under the revolving credit facility. At December 31, 2012, we had no borrowings and $400 million of letters of credit issued under the revolving credit facility.
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
At December 31, 2013 and December 31, 2012, this facility was fully drawn.
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
At December 31, 2013 and 2012 there were no borrowings outstanding under the German and the all-borrower tranches. Letters of credit issued under the all-borrower tranche totaled $5 million (€3 million) at December 31, 2013 and $10 million (€7 million) at December 31, 2012.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires in 2015. Utilization under this facility is based on eligible receivable balances. The facility is subject to the customary renewal of its back-up liquidity commitments, which expire on October 17, 2014.
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
At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. At December 31, 2012, the amounts available and utilized under this program totaled $348 million (€264 million) and $192 million (€145 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $76 million ($85 million Australian dollars) of funding. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. At December 31, 2012, the amounts available and utilized under this program were $99 million and $40 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2013 and 2012. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2013 and 2012, the gross amount of receivables sold was $301 million and $243 million, respectively.
Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At December 31, 2013, these non-revolving credit facilities were fully drawn. There were $537 million and $471 million of borrowings outstanding under these facilities at December 31, 2013 and 2012, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. At December 31, 2013, restricted cash of $11 million was related to funds obtained under these credit facilities. At December 31, 2012, there was no restricted cash related to funds obtained under these credit facilities. These facilities can only be used to finance the relocation and expansion of our manufacturing facility in China.
Other Domestic Debt
In 2011, we entered into agreements for the construction of our Global and North America Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. Additionally, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we recorded a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheets as costs were incurred during the construction period. The total financing liability of approximately $150 million, including capitalized interest, has been recorded in Long Term Debt and Capital Leases at December 31, 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Maturities

The annual aggregate maturities of our debt and capital leases for the five years subsequent to December 31, 2013 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2014	2015	2016	2017	2018
U.S.	$8	$6	$6	$5	$3
Foreign	79	338	283	346	370
	$87	$344	$289	$351	$373
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
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	December 31,	December 31,
(In millions)	2013	2012
Fair Values — asset (liability):
Accounts receivable	$3	$2
Other current liabilities	(17)	(24)

At December 31, 2013 and 2012, these outstanding foreign currency derivatives had notional amounts of $1,231 million and $1,289 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction losses of $38 million and $32 million in 2013 and 2012, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2013	2012
Fair Values — asset (liability):
Accounts receivable	$3	$—
Other current liabilities	(3)	(5)

At December 31, 2013 and 2012, these outstanding foreign currency derivatives had notional amounts of $171 million and $138 million, respectively, and primarily related to intercompany transactions.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Year Ended
	December 31,
(In millions) (Income) Expense	2013	2012
Amounts deferred to AOCL	$(2)	$5
Amount of deferred loss (gain) reclassified from AOCL into CGS	2	(14)
Amounts excluded from effectiveness testing	—	(1)

The estimated net amount of the deferred losses at December 31, 2013 that is expected to be reclassified to earnings within the next twelve months is $1 million.
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

Note 15. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31, 2013 and December 31, 2012:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Investments	$53	$45	$53	$45	$—	$—	$—	$—
Foreign Exchange Contracts	6	2	—	—	6	2	—	—
Total Assets at Fair Value	$59	$47	$53	$45	$6	$2	$—	$—

Liabilities:
Foreign Exchange Contracts	$20	$29	$—	$—	$20	$29	$—	$—
Other	—	3	—	—	—	3	—	—
Total Liabilities at Fair Value	$20	$32	$—	$—	$20	$32	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31, 2013 and December 31, 2012. The fair value was estimated using quoted market prices.

	December 31,	December 31,
(In millions)	2013	2012
Fixed Rate Debt:
Carrying amount — liability	$4,090	$3,128
Fair value — liability	4,414	3,378

Variable Rate Debt:
Carrying amount — liability	$2,083	$1,798
Fair value — liability	2,095	1,808

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16. Pension, Other Postretirement Benefits and Savings Plans
We provide employees with defined benefit pension or defined contribution savings plans. Our principal hourly U.S. pension plans provide benefits based on length of service. The principal salaried U.S. pension plans are frozen and provide benefits based on final five-year average earnings formulas. Salaried employees who made voluntary contributions to these plans receive higher benefits.
Subsequent to December 31, 2013, we made contributions of approximately $1,150 million, including discretionary contributions of approximately $900 million, to fully fund our hourly U.S. pension plans. As a result, and in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans will be frozen to future accruals effective April 30, 2014. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. As a result of the future accrual freeze, we recognized a curtailment charge of $32 million in January 2014.
We expect to contribute approximately $1.3 billion to our funded U.S. and non-U.S. pension plans in 2014, inclusive of our first quarter 2014 U.S. pension contribution of approximately $1,150 million, which included discretionary contributions of approximately $900 million.
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
During 2012, we recognized a settlement charge of $9 million related to the purchase of annuities from existing plan assets to settle obligations of one of our U.K. pension plans. During 2011, we recognized settlement charges of $15 million related to one of our U.S. pension plans. The 2011 settlement charges resulted from total lump sum benefit payments exceeding annual service and interest cost for the plan.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Substantial portions of the health care benefits for U.S. salaried retirees are not insured and are funded from operations.
During 2012, we announced certain changes to our U.S. and Canadian salaried other postretirement benefit plans, primarily the elimination of coverage in 2013 for participants who are or become at least age 65 and eligible for government subsidized programs. As a result of these actions, we were required to remeasure the benefit obligations of the affected plans which resulted in the reduction of our U.S. other postretirement benefit obligation by $56 million and our Canadian other postretirement benefit obligation by $18 million in 2012.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Benefits cost:
Service cost	$45	$39	$41	$39	$31	$32	$6	$6	$6
Interest cost	243	261	283	131	143	150	19	24	30
Expected return on plan assets	(335)	(299)	(306)	(111)	(117)	(131)	(1)	(1)	—
Amortization of prior service cost (credit)	17	23	23	1	2	2	(45)	(40)	(37)
Amortization of net losses	205	179	134	50	45	38	12	11	10
Net periodic cost	175	203	175	110	104	91	(9)	—	9
Curtailments/settlements	—	1	15	4	11	1	—	—	—
Termination benefits	—	—	—	—	1	1	—	—	—
Total benefits cost	$175	$204	$190	$114	$116	$93	$(9)	$—	$9
Recognized in other comprehensive (income) loss before tax and minority:
Prior service (credit) cost from plan amendments	$(30)	$—	$—	$(1)	$6	$—	$—	$(82)	$—
(Decrease) increase in net actuarial losses	(374)	665	735	(128)	372	45	(51)	(4)	15
Amortization of prior service (cost) credit in net periodic cost	(17)	(23)	(23)	(1)	(2)	(2)	47	40	37
Amortization of net losses in net periodic cost	(205)	(179)	(134)	(53)	(43)	(38)	(13)	(11)	(10)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	(1)	(15)	(3)	(11)	(4)	—	—	—
Total recognized in other comprehensive (income) loss before tax and minority	(626)	462	563	(186)	322	1	(17)	(57)	42
Total recognized in total benefits cost and other comprehensive (income) loss before tax and minority	$(451)	$666	$753	$(72)	$438	$94	$(26)	$(57)	$51

Total benefits (credit) cost for our other postretirement benefits was $(24) million, $(17) million and $(12) million for our U.S. plans in 2013, 2012 and 2011, respectively, and $15 million, $17 million and $21 million for our non-U.S. plans in 2013, 2012 and 2011, respectively.
We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.
The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2014 are $1 million and $115 million, respectively, for our U.S. plans and $1 million and $40 million, respectively, for our non-U.S. plans.
The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2014 are a benefit of $45 million and expense of $9 million, respectively.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The change in benefit obligation and plan assets for 2013 and 2012 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2013 and 2012 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Beginning balance	$(6,756)	$(5,975)	$(3,220)	$(2,736)	$(474)	(582)
Newly adopted plans	—	—	(3)	(24)	—	—
Service cost — benefits earned	(45)	(39)	(39)	(31)	(6)	(6)
Interest cost	(243)	(261)	(131)	(143)	(19)	(24)
Plan amendments	30	—	1	—	—	82
Actuarial gain (loss)	605	(863)	89	(383)	50	6
Participant contributions	—	—	(2)	(3)	(16)	(31)
Curtailments/settlements	—	1	13	39	—	—
Termination benefits	—	—	—	(1)	—	—
Foreign currency translation	—	—	18	(88)	21	2
Benefit payments	428	381	145	150	56	79
Ending balance	$(5,981)	$(6,756)	$(3,129)	$(3,220)	$(388)	$(474)
Change in plan assets:
Beginning balance	$4,100	$3,523	$2,354	$2,091	$6	$6
Actual return on plan assets	104	497	140	158	—	—
Company contributions to plan assets	1,016	454	111	193	2	2
Cash funding of direct participant payments	8	8	27	29	38	46
Participant contributions	—	—	2	3	16	31
Settlements	—	(1)	(13)	(39)	—	—
Foreign currency translation	—	—	(21)	69	(1)	—
Benefit payments	(428)	(381)	(145)	(150)	(56)	(79)
Ending balance	$4,800	$4,100	$2,455	$2,354	$5	$6
Funded status at end of year	$(1,181)	$(2,656)	$(674)	$(866)	$(383)	$(468)

Other postretirement benefits funded status was $(206) million and $(246) million for our U.S. plans at December 31, 2013 and 2012, respectively, and $(177) million and $(222) million for our non-U.S. plans at December 31, 2013 and 2012, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012
Current assets	$—	$—	$—	$2	$—	$—
Noncurrent assets	51	—	59	33	—	—
Current liabilities	(12)	(8)	(25)	(23)	(33)	(39)
Noncurrent liabilities	(1,220)	(2,648)	(708)	(878)	(350)	(429)
Net amount recognized	$(1,181)	$(2,656)	$(674)	$(866)	$(383)	$(468)

The amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012
Prior service cost (credit)	$31	$78	$7	$12	$(199)	$(246)
Net actuarial loss	2,806	3,385	981	1,162	106	170
Gross amount recognized	2,837	3,463	988	1,174	(93)	(76)
Deferred income taxes	(125)	(125)	(120)	(157)	12	4
Minority shareholders’ equity	(57)	(67)	(153)	(174)	1	2
Net amount recognized	$2,655	$3,271	$715	$843	$(80)	$(70)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Discount rate:
— U.S.	4.51%	3.71%	4.06%	3.30%
— Non-U.S.	4.36	4.12	6.62	5.64
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	3.11	3.23	4.32	4.12

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate:
— U.S.	3.77%	4.52%	5.20%	3.30%	3.98%	4.62%
— Non-U.S.	4.12	5.07	5.54	5.64	5.91	6.52
Expected long term return on plan assets:
— U.S.	7.16	8.50	8.50	N/A	N/A	N/A
— Non-U.S.	5.01	5.56	6.29	N/A	N/A	N/A
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	3.23	3.36	3.43	4.12	3.71	3.99

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For 2013, a weighted average discount rate of 3.77% was used for the U.S. pension plans. This rate was developed from a portfolio of bonds from issuers rated AA or higher by established rating agencies as of December 31, 2012, and the applicable interim remeasurement date, with cash flows similar to the timing of our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 4.12% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, and long term inflation.
For 2013, an assumed weighted average long term rate of return of 7.16% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated the compound annualized returns of our U.S. pension fund over a period of 15 years or more through December 31, 2012. In addition, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our frozen U.S. pension plans, which are primarily invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 5.01% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The following table presents estimated future benefit payments from the plans as of December 31, 2013. Benefit payments for other postretirement benefits are presented net of retiree contributions:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.	Without Medicare Part D Subsidy	Medicare Part D Subsidy Receipts
2014	$456	$151	$35	$(1)
2015	448	153	33	(1)
2016	439	160	32	(1)
2017	433	165	31	(1)
2018	433	169	30	(1)
2019-2023	2,095	946	144	(6)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2013	2012	2013	2012
All plans:
Accumulated benefit obligation	$5,966	$6,738	$3,008	$3,094
Plans not fully-funded:
Projected benefit obligation	$4,101	$6,756	$2,106	$2,668
Accumulated benefit obligation	4,086	6,738	2,004	2,564
Fair value of plan assets	2,869	4,100	1,375	1,770

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2013, these plans accounted for $303 million of our accumulated pension benefit obligation, $352 million of our projected pension benefit obligation, and $73 million of our AOCL adjustment. At December 31, 2012, these plans accounted for $318 million of our accumulated pension benefit obligation, $366 million of our projected pension benefit obligation, and $99 million of our AOCL adjustment.
Assumed health care cost trend rates at December 31 follow:

	2013	2012
Health care cost trend rate assumed for the next year	7.5%	8.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2022	2017

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2013 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$21	$(18)
Aggregate service and interest cost	2	(2)

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2013	2012	2013	2012
Cash and short term securities	3%	5%	3%	2%
Equity securities	41	62	23	27
Debt securities	55	32	59	58
Alternatives	1	1	15	13
Total	100%	100%	100%	100%

Our pension investment policy recognizes the long term nature of pension liabilities, the benefits of diversification across asset classes and the effects of inflation. The portfolio for plans that are fully funded is designed to offset the future impact of discount rate movements on the funded status for those plans. The diversified portfolio for plans that are not fully funded is designed to maximize returns consistent with levels of liquidity and investment risk that are prudent and reasonable. All assets are managed externally according to target asset allocation guidelines we have established. Manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios and by using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments.
The portfolio of our U.S. pension plan assets includes holdings of U.S., non-U.S., and private equities, global high quality and high yield fixed income securities, short term interest bearing deposits, and derivatives. Prior to January 31, 2014, the target asset allocation of our hourly U.S. pension plans was 70% equities and 30% fixed income. The target asset allocation of our frozen U.S. pension plans and our hourly U.S. pension plans, effective February 1, 2014, is substantially all fixed income. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension funds are rebalanced to target ranges on an as needed basis.
We continue to utilize certain derivative instruments to reduce the short-term funded status volatility of our hourly U.S. pension plans. Equity volatility is managed by entering into equity collars with a zero net cost at initiation. The equity collar strategy is designed to limit downside risk and cap upside benefits, resulting in lower equity volatility for the hourly U.S. pension plans. As of December 31, 2013, equity collars were in place on approximately 75% of the hourly U.S. pension plans' equity allocation of $1.8 billion and as of that date were in a liability position of $129 million. Interest rate volatility is managed by entering into short term zero cost interest rate swaptions. As of December 31, 2013, interest rate swaptions were in place on approximately 55% of the hourly U.S. pension plans' obligation of $4 billion and as of that date were in a liability position of $125 million. We intend to discontinue utilizing these instruments when the hourly U.S. plans' investments have been transferred to a portfolio of substantially all fixed income securities.
The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, hedge funds, currency derivatives, insurance contracts, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 25% equities, 60% fixed income, and 15% alternative investments.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2013, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$156	$139	$17	$—	$63	$35	$28	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	55	55	—	—	23	23	—	—
Non-U.S. Companies	534	531	3	—	79	79	—	—
Commingled Funds	1,161	—	1,161	—	428	23	405	—
Mutual Funds	—	—	—	—	54	7	47	—
Partnership Interests	328	—	119	209	—	—	—	—
Equity Collars	(129)	—	(129)	—
Debt Securities
Corporate Bonds	1,215	—	1,214	1	157	15	142	—
Government Bonds	737	—	735	2	533	56	477	—
Asset Backed Securities	46	—	45	1	5	3	2	—
Commingled Funds	624	—	624	—	751	1	750	—
Mutual Funds	150	—	150	—	34	27	7	—
Interest Rate Swaptions	(125)	—	(125)	—
Alternatives
Commingled Funds	—	—	—	—	171	—	8	163
Real Estate	37	37	—	—	173	—	3	170
Other Investments	3	—	1	2	24	3	2	19
Total Investments	4,792	$762	$3,815	$215	2,495	$272	$1,871	$352
Other	8				(40)
Total Plan Assets	$4,800				$2,455

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2012, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$218	$207	$11	$—	$56	$32	$24	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	64	64	—	—	50	50	—	—
Non-U.S. Companies	721	715	6	—	119	119	—	—
Commingled Funds	1,487	—	1,487	—	376	21	355	—
Mutual Funds	—	—	—	—	101	13	88	—
Partnership Interests	254	—	63	191	—	—	—	—
Debt Securities
Corporate Bonds	519	—	518	1	130	15	115	—
Government Bonds	332	—	332	—	482	58	424	—
Asset Backed Securities	54	—	54	—	5	2	3	—
Commingled Funds	381	—	381	—	723	10	713	—
Mutual Funds	16	—	16	—	44	39	5	—
Alternatives
Commingled Funds	—	—	—	—	150	3	4	143
Real Estate	48	48	—	—	142	—	4	138
Other Investments	2	—	—	2	19	—	—	19
Total Investments	4,096	$1,034	$2,868	$194	2,397	$362	$1,735	$300
Other	4				(43)
Total Plan Assets	$4,100				$2,354

At December 31, 2013 and 2012, the Plans did not directly hold any of our common stock.
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

•
Equity Securities:  Common and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests are priced based on valuations using the partnership’s available financial statements coinciding with our year end, adjusted for any cash transactions which occurred between the date of those financial statements and our year end. Equity collars are valued at the average of the year end bid evaluation price and ask evaluation price reported on an over the counter exchange.

•
Debt Securities:  Corporate and government bonds, including asset backed securities, are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models if an active market is not available. Commingled funds are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Interest rate swaptions are valued at the average of the year end bid evaluation price and ask evaluation price as determined by a pricing vendor.

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
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. During 2013, the Company determined that Level 2 was the more appropriate classification for $423 million of certain non-U.S. government bonds which were previously classified as Level 1. Accordingly, we have revised the presentation in the asset category table at December 31, 2012 to correct the classification.
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2013:

	U.S.		Non-U.S.
(In millions)	Partnership Interests	Other	Commingled Funds	Real Estate	Other
Balance, beginning of year	$191	$3	$143	$138	$19
Realized gains (losses)	6	—	—	—	—
Unrealized gains relating to instruments still held at the reporting date	12	—	16	9	—
Purchases, sales, issuances and settlements (net)	—	3	—	19	—
Foreign currency translation	—	—	4	4	—
Balance, end of year	$209	$6	$163	$170	$19

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2012:

	U.S.		Non-U.S.
(In millions)	Partnership Interests	Other	Commingled Funds	Real Estate	Other
Balance, beginning of year	$157	$2	$122	$122	$19
Realized gains (losses)	4	—	—	—	—
Unrealized gains relating to instruments still held at the reporting date	—	—	5	—	—
Purchases, sales, issuances and settlements (net)	30	—	10	10	—
Transfers in to Level 3	—	1	—	—	—
Foreign currency translation	—	—	6	6	—
Balance, end of year	$191	$3	$143	$138	$19

Other postretirement benefits plan assets at December 31, 2013 and 2012, which relate to a non-U.S. plan, are invested primarily in mutual funds and are considered a Level 1 investment.
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $106 million, $97 million and $98 million for 2013, 2012 and 2011, respectively.

Note 17. Stock Compensation Plans
Our stock compensation plans (collectively, the “Plans”) permit the grant of stock options, stock appreciation rights (“SARs”), performance share units, restricted stock, restricted stock units and other stock-based awards to employees and directors. Our

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

current stock compensation plan, the 2013 Performance Plan, was adopted on April 15, 2013 and expires on April 14, 2023. A total of 11,000,000 shares of our common stock may be issued in respect of grants made under the 2013 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 1.61 shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2013 Performance Plan or certain prior stock compensation plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash, or are surrendered in payment of taxes associated with such awards (other than stock options or SARs) will be available for issuance pursuant to a new award under the 2013 Performance Plan. Shares issued under our stock compensation plans are usually issued from shares of our common stock held in treasury.
Stock Options
Grants of stock options and SARs (collectively referred to as “options”) under the Plans generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price or the closing market price on that date depending on the terms of the related Plan) and a contractual term of ten years. The exercise of tandem SARs cancels an equivalent number of stock options and conversely, the exercise of stock options cancels an equivalent number of tandem SARs. Option grants are cancelled on, or 90 days following, termination of employment unless termination is due to retirement, death or disability under certain circumstances, in which case, all outstanding options vest fully and remain outstanding for a term set forth in the related grant agreement.
With respect to stock options granted prior to 2008, the exercise of those stock options through a share swap, whereby the employee exercising the stock options tenders shares of our common stock then owned by such employee towards the exercise price plus taxes, if any, due from such employee, results in an immediate grant of new options (hereinafter referred to as “reload” options) equal to the number of shares so tendered plus any shares tendered to satisfy the employee’s income tax obligations on the transaction. Each such grant of reload options vests on the first anniversary of its respective grant date, has an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price on that date) and a contractual term equal to the remaining contractual term of the original option. The subsequent exercise of such reload options through a share swap does not result in the grant of any additional reload options. The 2013 Performance Plan does not permit the grant of reload options.
The following table summarizes the activity related to options during 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	13,528,862	$14.75
Options granted	2,271,772	13.82
Options exercised	(2,616,422)	10.28		$23
Options expired	(36,720)	6.82
Options cancelled	(359,947)	17.29
Outstanding at December 31	12,787,545	15.45	5.7	113
Vested and expected to vest at December 31	12,273,772	15.54	5.6	107
Exercisable at December 31	8,117,932	16.62	4.1	64
Available for grant at December 31	11,126,549
In addition, the aggregate intrinsic value of options exercised in 2012 and 2011 was $2 million and $10 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant option groups outstanding at December 31, 2013 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term(Years)
2/28/2013	1,942,818	10,366	$12.98	9.2
2/27/2012	1,591,837	379,677	12.94	8.2
2/22/2011	1,168,252	561,034	13.91	7.2
2/23/2010	1,016,731	733,248	12.74	6.2
2/26/2009	1,140,723	1,140,723	4.81	5.2
2/21/2008	1,065,835	1,065,835	26.74	4.2
2/27/2007	1,197,897	1,197,897	24.71	3.2
12/6/2005	632,947	632,947	17.15	1.9
12/9/2004	997,368	997,368	12.54	0.9
All other	2,033,137	1,398,837	(1)	(1)
	12,787,545	8,117,932
_______________________________________

(1)
Options in the “All other” category had exercise prices ranging from $6.22 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $17.53 and $18.43, respectively, while the remaining weighted average contractual term was 5.5 and 4.0 years, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2013	2012	2011
Weighted average grant date fair value	$6.28	$6.33	$6.94
Black-Scholes model assumptions (1):
Expected term (years)	6.25	6.25	6.25
Interest rate	1.11%	1.09%	2.28%
Volatility	46.7%	50.8%	49.5%
Dividend yield	—	—	—
_______________________________________

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of stock-based awards by our Board of Directors.
Performance Share Units
Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2013 and 2012, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. Total units earned for grants made in 2011, may vary between 0% and 150% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
Previously, eligible employees could elect to defer receiving the payout of all or a portion of their units earned until termination of employment. For grants made in 2011 through April 2013, each deferred unit equates to one share of our common stock and is payable 100% in shares of our common stock at the expiration of the deferral period. Grants of performance share units under the 2013 Performance Plan may not be deferred.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity related to performance share units during 2013:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	318,929	$14.48
Units granted	195,160	13.65
Units vested	(131,472)	15.58
Units forfeited	(41,568)	14.21
Unvested at December 31	341,049	13.61

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
Other Information
Stock-based compensation expense, cash payments made to settle SARs and performance share units, and cash received from the exercise of stock options follows:

(In millions)	2013	2012	2011
Stock-based compensation expense recognized	$18	$15	$18
Tax impact	—	—	—
After-tax stock-based compensation expense	$18	$15	$18
Cash payments to settle SARs and performance share units	$1	$—	$—
Cash received from stock option exercises	$22	$4	$8

As of December 31, 2013, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $27 million and is expected to be recognized over the remaining vesting period of the respective grants, through December 31, 2017.

Note 18. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $45 million and $43 million at December 31, 2013 and December 31, 2012, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million and $9 million were included in Other Current Liabilities at December 31, 2013 and December 31, 2012, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $310 million and $307 million for anticipated costs related to workers’ compensation at December 31, 2013 and December 31, 2012, respectively. Of these amounts, $79 million and $57 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2013 and December 31, 2012, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2013 and December 31, 2012, the liability was discounted using a risk-free rate of return. At

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2013, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $40 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $305 million and $298 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2013 and December 31, 2012, respectively. Of these amounts, $45 million and $40 million were included in Other Current Liabilities at December 31, 2013 and December 31, 2012, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2013, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 107,400 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $432 million through December 31, 2013 and $407 million through December 31, 2012.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2013	2012	2011
Pending claims, beginning of year	73,200	78,500	83,700
New claims filed during the year	2,600	2,200	2,200
Claims settled/dismissed during the year	(1,800)	(7,500)	(7,400)
Pending claims, end of year	74,000	73,200	78,500
Payments (1)	$19	$18	$23
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $145 million and $139 million at December 31, 2013 and December 31, 2012, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $78 million at December 31, 2013 and $68 million at December 31, 2012. At December 31, 2013, our liability with respect to asserted claims and related defense costs was $67 million, compared to $71 million at December 31, 2012.
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
We recorded a receivable related to asbestos claims of $75 million at December 31, 2013 and $73 million at December 31, 2012. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million was included in Current Assets as part of Accounts Receivable at December 31, 2013 and $10 million at December 31, 2012. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We believe that, at December 31, 2013, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis, pursuant to coverage-in-place agreements at December 31, 2013.
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
Brazilian Indirect Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $39 million). We have filed a response contesting this assessment and are defending the matter. In the event we are unsuccessful in defending the assessment, our results of operations could be materially affected.
Other Actions
We are currently a party to various claims, indirect tax assessments and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations.
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
Income Tax Matters
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize income tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, our results of operations and effective tax rate in a given period could be

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

materially affected. An unfavorable tax settlement would require use of our cash, and lead to recognition of expense to the extent the settlement amount exceeds recorded liabilities and would result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction of expense to the extent the settlement amount is lower than recorded liabilities and would result in a reduction in our effective tax rate in the period of resolution.
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
Binding Commitments and Guarantees
At December 31, 2013, we had binding commitments for raw materials, capital expenditures, utilities, and various other types of contracts. Total commitments on contracts that extend beyond 2014 are expected to total approximately $5.8 billion. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees written and other commitments totaling approximately $14 million at December 31, 2013, compared to $45 million at December 31, 2012. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.
Indemnifications
At December 31, 2013, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warranty
We recorded $21 million and $24 million for potential claims under warranties offered by us at December 31, 2013 and 2012, respectively, the majority of which is recorded in Other Current Liabilities.
The following table presents changes in the warranty reserve during 2013 and 2012:

(in millions)	2013	2012
Balance at January 1	$24	$20
Payments made during the period	(22)	(17)
Expense recorded during the period	19	21
Balance at December 31	$21	$24

Note 19. Capital Stock
Mandatory Convertible Preferred Stock
On March 31, 2011, we issued 10,000,000 shares of our 5.875% mandatory convertible preferred stock, without par value and with an initial liquidation preference of $50.00 per share, at a price of $50.00 per share. Quarterly dividends on each share of the mandatory convertible preferred stock accrue at a rate of 5.875% per year on the initial liquidation preference of $50.00 per share. Dividends accrue and accumulate from the date of issuance and, to the extent that we are legally permitted to pay a dividend and the Board of Directors declares a dividend payable, we will pay dividends in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2011 and ending on April 1, 2014. The mandatory convertible preferred stock ranks senior to our common stock with respect to distribution rights in the event of any liquidation, winding-up or dissolution of the Company.
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
Upon conversion, we will pay converting holders all accrued and unpaid dividends, whether or not previously declared, on the converted shares and, in the case of a conversion upon a fundamental change, the present value of the remaining dividend payments on the converted shares. Except as required by law or as specifically set forth in our Amended Articles of Incorporation, the holders of the mandatory convertible preferred stock have no voting rights.
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
Dividends
During 2013, 2012 and 2011, we paid cash dividends of $29 million, $29 million, and $15 million, respectively, on our mandatory convertible preferred stock. On November 21, 2013, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on January 2, 2014 to stockholders of record as of the close of business of December 13, 2013.
During 2013, we paid cash dividends of $12 million on our common stock. On January 13, 2014, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.05 per share of our common stock, or approximately $12 million in the aggregate. The cash dividend will be paid on March 3, 2014 to stockholders of record as of the close of business of January 31, 2014.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 20. Reclassifications out of Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated Other Comprehensive Loss (AOCL) by component, for the year ended December 31, 2013:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at beginning of period	$(538)	$(4,044)	$(4)	$26	$(4,560)
Other comprehensive income (loss) before reclassifications	(153)	528	1	8	384
Amounts reclassified from AOCL	1	226	2	—	229
Balance at end of period	$(690)	$(3,290)	$(1)	$34	$(3,947)
The following table presents reclassifications out of AOCL for the year ended December 31, 2013:

(In millions) (Income) Expense	Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from AOCL
Foreign Currency Translation Adjustment	Other (Income) Expense (net of tax of $0 and minority shareholders' equity of $0)	$1

Unrecognized Net Actuarial Losses and Prior Service Costs
Amortization of Prior Service Cost and Unrecognized Gains and Losses	Total Benefit Cost (net of tax of $10 and minority shareholders' equity of $8)	224
Immediate Recognition of Prior Service Cost and Unrecognized Gains and Losses due to Curtailments, Settlements, and Divestitures	Total Benefit Cost (net of tax of $1 and minority shareholders' equity of $0)	2
		$226

Deferred Derivative (Gains) Losses	Cost of Goods Sold (net of tax of $0 and minority shareholders' equity of $0)	2

Total Reclassifications	Goodyear Net Income	$229
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21. Investments in Unconsolidated Affiliates
The following tables present summarized financial information for financial position and results of operations of our investments accounted for under the equity method:

(In millions)	2013	2012
Financial Position:
Current assets	$614	$739
Noncurrent assets	84	84
Current liabilities	384	489
Noncurrent liabilities	16	19
Noncontrolling interests	48	51

	Year Ended December 31,
	2013	2012	2011
Results of Operations:
Net sales	$1,797	$2,058	$1,808
Gross profit	588	672	596
Net income	114	136	80
Net income attributable to investee	101	123	69

Our equity in the earnings of unconsolidated affiliates was $31 million, $34 million and $19 million in 2013, 2012 and 2011, respectively.

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
In 2013, we revised the presentation of eliminations of certain intercompany transactions solely between Non-Guarantor Subsidiaries within the condensed consolidating balance sheet as of December 31, 2012 and within the consolidating statements

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of operations for the twelve months ended December 31, 2012 and 2011. The revision did not impact the presentation of amounts in previously issued consolidating financial statements for the Parent Company or Guarantor Subsidiaries columns, nor did it impact amounts previously reported in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets.
Certain eliminations solely between Non-guarantor Subsidiaries that were previously presented within the Consolidating entries and eliminations column are now presented within the Non-guarantor Subsidiaries column. Under the prior presentation, the Non-guarantor Subsidiaries column in the consolidating statement of operations was $8,759 million and $10,637 million higher for both net sales and cost of goods sold and was $150 million and $177 million higher for both interest expense and other (income) expense for the twelve months ended December 31, 2012 and 2011, respectively, and the Non-guarantor Subsidiaries column in the condensed consolidating balance sheet at December 31, 2012 was $4,576 million higher for both investments in subsidiaries and Goodyear shareholders' equity, with corresponding offsetting adjustments presented on the same line items in the Consolidating entries and eliminations column. We do not consider these changes in presentation to be material to any previously issued financial statements as the purpose of this footnote is to provide our noteholders with visibility into the entities that provide guarantees in support of the notes, which are disclosed in the Parent Company and Guarantor Subsidiaries columns and are not affected by the revisions described above.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,269	$94	$1,633	$—	$2,996
Accounts Receivable	872	203	1,360	—	2,435
Accounts Receivable From Affiliates	—	765	—	(765)	—
Inventories	1,099	155	1,599	(37)	2,816
Prepaid Expenses and Other Current Assets	68	10	315	4	397
Total Current Assets	3,308	1,227	4,907	(798)	8,644
Goodwill	—	24	517	127	668
Intangible Assets	111	—	27	—	138
Deferred Income Taxes	—	24	121	12	157
Other Assets	288	101	211	—	600
Investments in Subsidiaries	4,325	354	—	(4,679)	—
Property, Plant and Equipment	2,242	140	4,964	(26)	7,320
Total Assets	$10,274	$1,870	$10,747	$(5,364)	$17,527
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$833	$210	$2,054	$—	$3,097
Accounts Payable to Affiliates	275	—	490	(765)	—
Compensation and Benefits	373	33	352	—	758
Other Current Liabilities	347	34	713	(11)	1,083
Notes Payable and Overdrafts	—	—	14	—	14
Long Term Debt and Capital Leases Due Within One Year	8	—	65	—	73
Total Current Liabilities	1,836	277	3,688	(776)	5,025
Long Term Debt and Capital Leases	4,377	—	1,785	—	6,162
Compensation and Benefits	1,613	129	931	—	2,673
Deferred and Other Noncurrent Income Taxes	65	11	188	(8)	256
Other Long Term Liabilities	777	32	157	—	966
Total Liabilities	8,668	449	6,749	(784)	15,082
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	361	216	577
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	248	317	993	(1,310)	248
Other Equity	858	1,104	2,382	(3,486)	858
Goodyear Shareholders’ Equity	1,606	1,421	3,375	(4,796)	1,606
Minority Shareholders’ Equity — Nonredeemable	—	—	262	—	262
Total Shareholders’ Equity	1,606	1,421	3,637	(4,796)	1,868
Total Liabilities and Shareholders’ Equity	$10,274	$1,870	$10,747	$(5,364)	$17,527

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$8,324	$2,690	$12,721	$(4,195)	$19,540
Cost of Goods Sold	7,001	2,415	10,399	(4,393)	15,422
Selling, Administrative and General Expense	946	171	1,658	(17)	2,758
Rationalizations	6	3	49	—	58
Interest Expense	315	29	114	(66)	392
Other (Income) and Expense	(251)	5	83	260	97
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	307	67	418	21	813
United States and Foreign Taxes	22	43	88	(15)	138
Equity in Earnings (Loss) of Subsidiaries	344	5	—	(349)	—
Net Income (Loss)	629	29	330	(313)	675
Less: Minority Shareholders’ Net Income	—	—	46	—	46
Goodyear Net Income (Loss)	629	29	284	(313)	629
Less: Preferred Stock Dividends	29	—	—	—	29
Goodyear Net Income (Loss) available to Common Shareholders	$600	$29	$284	$(313)	$600
Comprehensive Income (Loss)	$1,242	$107	$353	$(382)	$1,320
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	69	9	78
Goodyear Comprehensive Income (Loss)	$1,242	$107	$284	$(391)	$1,242

	Year Ended December 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$8,898	$2,883	$13,665	$(4,454)	$20,992
Cost of Goods Sold	7,792	2,587	11,439	(4,655)	17,163
Selling, Administrative and General Expense	895	182	1,652	(11)	2,718
Rationalizations	38	7	130	—	175
Interest Expense	258	26	137	(64)	357
Other (Income) and Expense	(152)	(30)	30	291	139
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	67	111	277	(15)	440
United States and Foreign Taxes	23	29	152	(1)	203
Equity in Earnings of Subsidiaries	168	(14)	—	(154)	—
Net Income (Loss)	212	68	125	(168)	237
Less: Minority Shareholders’ Net Income	—	—	25	—	25
Goodyear Net Income (Loss)	$212	$68	$100	$(168)	$212
Less: Preferred Stock Dividends	29	—	—	—	29
Goodyear Net Income (Loss) available to Common Shareholders	$183	$68	$100	$(168)	$183
Comprehensive Income (Loss)	$(362)	$67	$(144)	$57	$(382)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(24)	4	(20)
Goodyear Comprehensive Income (Loss)	$(362)	$67	$(120)	$53	$(362)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$9,027	$2,892	$15,648	$(4,800)	$22,767
Cost of Goods Sold	8,209	2,574	13,092	(5,054)	18,821
Selling, Administrative and General Expense	898	185	1,747	(8)	2,822
Rationalizations	70	3	30	—	103
Interest Expense	247	19	111	(47)	330
Other (Income) and Expense	(218)	(21)	15	297	73
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(179)	132	653	12	618
United States and Foreign Taxes	37	(51)	217	(2)	201
Equity in Earnings of Subsidiaries	559	29	—	(588)	—
Net Income (Loss)	343	212	436	(574)	417
Less: Minority Shareholders’ Net Income	—	—	74	—	74
Goodyear Net Income (Loss)	$343	$212	$362	$(574)	$343
Less: Preferred Stock Dividends	22	—	—	—	22
Goodyear Net Income (Loss) available to Common Shareholders	$321	$212	$362	$(574)	$321
Comprehensive Income (Loss)	$(378)	$148	$301	$(412)	$(341)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	44	(7)	37
Goodyear Comprehensive Income (Loss)	$(378)	$148	$257	$(405)	$(378)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$17	$16	$1,009	$(104)	$938
Cash Flows from Investing Activities:
Capital Expenditures	(220)	(19)	(940)	11	(1,168)
Asset Dispositions	2	—	23	—	25
Government Grants Received	—	—	9	—	9
Decrease in Restricted Cash	—	—	14	—	14
Short Term Securities Acquired	—	—	(105)	—	(105)
Short Term Securities Redeemed	—	—	89	—	89
Capital Contributions Received and Loans Incurred	(91)	(11)	(170)	272	—
Capital Redemptions and Loans Paid	214	—	403	(617)	—
Total Cash Flows from Investing Activities	(95)	(30)	(677)	(334)	(1,136)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	14	—	121	(104)	31
Short Term Debt and Overdrafts Paid	(90)	(14)	(120)	104	(120)
Long Term Debt Incurred	900	—	1,013	—	1,913
Long Term Debt Paid	(11)	—	(670)	—	(681)
Preferred Stock Dividends Paid	(29)	—	—	—	(29)
Common Stock Issued	22	—	—	—	22
Common Stock Dividends Paid	(12)	—	—	—	(12)
Capital Contributions Received and Loans Incurred	170	58	44	(272)	—
Capital Redemptions and Loans Paid	(403)	—	(214)	617	—
Intercompany Dividends Paid	—	—	(93)	93	—
Transactions with Minority Interests in Subsidiaries	—	—	(26)	—	(26)
Debt Related Costs and Other Transactions	(16)	—	—	—	(16)
Total Cash Flows from Financing Activities	545	44	55	438	1,082
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(4)	(165)	—	(169)
Net Change in Cash and Cash Equivalents	467	26	222	—	715
Cash and Cash Equivalents at Beginning of the Year	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Year	$1,269	$94	$1,633	$—	$2,996

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$335	$(3)	$841	$(135)	$1,038
Cash Flows from Investing Activities:
Capital Expenditures	(231)	(10)	(892)	6	(1,127)
Asset Dispositions	5	—	11	—	16
Government Grants Received	—	—	2	—	2
Decrease in Restricted Cash	1	—	10	—	11
Short Term Securities Acquired	—	—	(57)	—	(57)
Short Term Securities Redeemed	—	—	28	—	28
Capital Contributions Received and Loans Incurred	(191)	(27)	(150)	368	—
Capital Redemptions and Loans Paid	81	—	200	(281)	—
Other Transactions	4	—	—	—	4

Total Cash Flows from Investing Activities	$(331)	$(37)	$(848)	$93	$(1,123)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	77	—	77
Short Term Debt and Overdrafts Paid	—	—	(156)	—	(156)
Long Term Debt Incurred	800	—	2,731	—	3,531
Long Term Debt Paid	(762)	—	(2,955)	—	(3,717)
Preferred Stock Dividends Paid	(29)	—	—	—	(29)
Common Stock Issued	3	—	—	—	3
Capital Contributions Received and Loans Incurred	150	—	218	(368)	—
Capital Redemptions and Loans Paid	(200)	—	(81)	281	—
Intercompany Dividends Paid	—	(6)	(123)	129	—
Transactions with Minority Interests in Subsidiaries	(17)	—	(54)	—	(71)
Debt Related Costs and Other Transactions	(63)	—	(1)	—	(64)
Total Cash Flows from Financing Activities	(118)	(6)	(344)	42	(426)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	18	—	20
Net Change in Cash and Cash Equivalents	(114)	(44)	(333)	—	(491)
Cash and Cash Equivalents at Beginning of the Year	916	112	1,744	—	2,772
Cash and Cash Equivalents at End of the Year	$802	$68	$1,411	$—	$2,281

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2011
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$260	$104	$581	$(172)	$773
Cash Flows from Investing Activities:
Capital Expenditures	(210)	(21)	(815)	3	(1,043)
Asset Dispositions	69	—	7	—	76
Government Grants Received	—	—	95	—	95
Decrease in Restricted Cash	(1)	—	(24)	—	(25)
Short Term Securities Acquired	—	—	(4)	—	(4)
Capital Contributions Received and Loans Incurred	(14)	—	(17)	31	—
Capital Redemptions and Loans Paid	—	—	38	(38)	—
Other Transactions	(1)	—	—	—	(1)
Total Cash Flows from Investing Activities	(157)	(21)	(720)	(4)	(902)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	179	—	179
Short Term Debt and Overdrafts Paid	—	—	(138)	—	(138)
Long Term Debt Incurred	400	—	2,771	—	3,171
Long Term Debt Paid	(750)	—	(1,900)	—	(2,650)
Proceeds From Issuance of Preferred Stock	484	—	—	—	484
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Common Stock Issued	8	—	—	—	8
Capital Contributions Received and Loans Incurred	(101)	—	132	(31)	—
Capital Redemptions and Loans Paid	—	—	(38)	38	—
Intercompany Dividends Paid	—	(7)	(162)	169	—
Transactions with Minority Interests in Subsidiaries	(3)	—	(21)	—	(24)
Debt Related Costs and Other Transactions	(2)	—	(19)	—	(21)
Total Cash Flows from Financing Activities	21	(7)	804	176	994
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(2)	(96)	—	(98)
Net Change in Cash and Cash Equivalents	124	74	569	—	767
Cash and Cash Equivalents at Beginning of the Year	792	38	1,175	—	2,005
Cash and Cash Equivalents at End of the Year	$916	$112	$1,744	$—	$2,772

Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2013
Net Sales	$4,853	$4,894	$5,002	$4,791	$19,540
Gross Profit	913	1,048	1,056	1,101	4,118
Net Income	31	193	195	256	675
Less: Minority Shareholders’ Net Income (Loss)	(2)	5	22	21	46
Goodyear Net Income	33	188	173	235	629
Less: Preferred Stock Dividends	7	7	7	7	29
Goodyear Net Income available to Common Shareholders	$26	$181	$166	$228	$600
Goodyear Net Income available to Common Shareholders - Per Share of Common Stock:
— Basic	$0.10	$0.74	$0.67	$0.92	$2.44
— Diluted *	$0.10	$0.67	$0.62	$0.84	$2.28

Weighted Average Shares Outstanding — Basic	245	246	246	247	246
— Diluted	248	282	278	280	277

Dividends Declared per Share of Common Stock**	$—	$—	$0.05	$—	$0.05

Price Range of Common Stock: High	$14.65	$16.06	$23.24	$24.00	$24.00
Low	12.46	11.83	15.16	19.84	11.83
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,458	$17,384	$17,672	$17,527
Total Debt and Capital Leases	6,581	6,529	6,542	6,249
Goodyear Shareholders’ Equity	536	715	952	1,606
Total Shareholders’ Equity	787	958	1,203	1,868
_______________________________________

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
**
On January 13, 2014, the Company's Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.05 per share of our common stock. The cash dividend will be paid on March 3, 2014 to stockholders of record as of the close of business of January 31, 2014.

All numbers presented below are after-tax and minority.
The first quarter of 2013 included net charges of $92 million related to a foreign currency remeasurement loss resulting from the devaluation of the Venezuelan bolivar fuerte, net rationalization charges of $6 million related to prior year plans, asset write-offs and accelerated depreciation charges of $4 million primarily related to the plan to close one of our Amiens, France manufacturing facilities and net losses on asset sales of $2 million. Net gains resulting from tax law changes were $12 million and net insurance recoveries resulting from the impact of the 2011 Thailand flood were $6 million.
The second quarter of 2013 included net rationalization charges of $9 million related to manufacturing headcount reductions in EMEA and Latin America and SAG headcount reductions in Asia Pacific and EMEA, net tax charges of $7 million related to discrete tax items, charges of $5 million related to labor claims with respect to a previously closed facility in EMEA and net losses of $4 million related to asset write-offs and accelerated depreciation primarily related to the plan to close one of our Amiens, France manufacturing facilities. Net gains from asset sales of $4 million were primarily related to the transfer of property in Dalian, China to the Chinese government.

The third quarter of 2013 included net rationalization charges of $15 million primarily related to manufacturing headcount reductions in EMEA and SAG headcount reductions in Asia Pacific and EMEA and asset write offs and accelerated depreciation charges of $5 million primarily related to the plan to close one of our Amiens, France manufacturing facilities. Net gains from asset sales of $2 million were primarily related to the sale of properties in North America.
The fourth quarter of 2013 included net rationalization charges of $11 million primarily related to manufacturing headcount reductions in EMEA and asset write-offs and accelerated depreciation of $6 million primarily related to the plan to close one of our Amiens, France manufacturing facilities. Net tax benefits of $31 million primarily related to a Polish enterprise zone tax credit, interest of $10 million earned on favorable tax judgments that will be utilized against future indirect tax liabilities in Latin America and net gains on assets sales of $2 million.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2012
Net Sales	$5,533	$5,150	$5,264	$5,045	$20,992
Gross Profit	926	1,009	949	945	3,829
Net Income (Loss)	8	103	133	(7)	237
Less: Minority Shareholders’ Net Income (Loss)	12	11	16	(14)	25
Goodyear Net Income (Loss)	(4)	92	117	7	212
Less: Preferred Stock Dividends	7	7	7	7	29
Goodyear Net Income (Loss) available to Common Shareholders	$(11)	$85	$110	$—	$183
Goodyear Net Income (Loss) available to Common Shareholder - Per Share of Common Stock:
— Basic	$(0.05)	$0.35	$0.45	$—	$0.75
— Diluted*	$(0.05)	$0.33	$0.41	$—	$0.74

Dividends Declared per Share of Common Stock	$—	$—	$—	$—	$—

Weighted Average Shares Outstanding — Basic	244	245	245	245	245
— Diluted	244	281	281	247	247

Price Range of Common Stock: High	$15.80	$12.36	$13.54	$13.84	$15.80
Low	11.07	9.24	9.55	10.91	9.24
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,990	$17,601	$17,939	$16,973
Total Debt and Capital Leases	5,631	5,670	5,981	5,086
Goodyear Shareholders’ Equity	863	947	1,230	370
Total Shareholders’ Equity	1,151	1,210	1,508	625
_______________________________________

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
All numbers presented below are after-tax and minority.
The first quarter of 2012 included net charges of $86 million related to cash premiums paid and write-offs of deferred financing fees and unamortized discount due to the early redemption of debt, net rationalization charges of $12 million primarily related to SAG headcount reductions in EMEA and Latin America, asset write-offs and accelerated depreciation charges of $2 million primarily related to the closure of our Dalian manufacturing facility in the third quarter of 2012, and discrete tax charges of $3 million. Net insurance recoveries related to flooding in Thailand were $5 million and net gains on asset sales were $3 million.
The second quarter of 2012 included a $24 million charge for debt issuance costs primarily related to the amendment and restatement of our U.S. second lien term loan facility, net rationalization charges of $23 million primarily related to SAG headcount reductions in EMEA and retail store closings in Asia Pacific, asset write-offs and accelerated depreciation of $2 million primarily related to the closure of our Dalian manufacturing facility in the third quarter of 2012, charges of $20 million related to labor claims with respect to a previously closed facility in EMEA, discrete tax charges of $2 million, and $2 million of costs related to tornado damage in 2011 at a manufacturing facility. Net gains on asset sales were $10 million and related primarily to the sale of a minority interest in a retail business in EMEA and assets related to our bias truck tire business in Latin America.
The third quarter of 2012 included net rationalization charges of $22 million primarily related to SAG headcount reductions in EMEA, Asia Pacific and North America, asset write-offs and accelerated depreciation of $10 million primarily related to the closure of our Dalian manufacturing facility in the third quarter of 2012, a charge of $6 million related to a United Kingdom pension plan, and discrete tax charges of $3 million. Net gains on asset sales of $5 million were primarily related to the sale of property in North America. Net insurance recoveries related to flooding in Thailand were $4 million.
The fourth quarter of 2012 included net rationalization charges of $84 million, due primarily to EMEA's closure of one of our facilities in Amiens, France, and asset write-offs and accelerated depreciation charges of $1 million. The quarter also included $9 million of charges related to discrete tax items, $6 million of charges and operating losses related to a strike in South Africa, and $5 million of charges related to labor claims with respect to a previously closed facility in EMEA. Net insurance recoveries related to flooding in Thailand were $6 million and net gains on asset sales were $2 million.

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 54 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, and the effectiveness of internal control over financial reporting is presented on page 55 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We are undertaking a phased implementation of enterprise resource planning systems in our Latin America SBU, which are expected to be completed in early 2014. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 2014 to be filed with the Commission pursuant to Regulation 14A.

Code of Business Conduct and Code of Ethics
Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at http://investor.goodyear.com/governance.cfm. Shareholders may request a free copy of these documents from:
The Goodyear Tire & Rubber Company
Attention: Investor Relations
200 Innovation Way
Akron, Ohio 44316-0001
(330) 796-3751
Goodyear’s Code of Ethics for its Chief Executive Officer and its Senior Financial Officers (the “Code of Ethics”) is also posted on Goodyear’s website. Amendments to and waivers of the Code of Ethics will be disclosed on the website.
Corporate Governance Guidelines and Certain Committee Charters
Goodyear has adopted Corporate Governance Guidelines as well as charters for its Audit, Compensation and Governance Committees. These documents are available on Goodyear’s website at http://investor.goodyear.com/governance.cfm. Shareholders may request a free copy of any of these documents from the address and phone number set forth above under “Code of Business Conduct and Code of Ethics.”
The information on our website is not incorporated by reference in or considered to be a part of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.
See Part II, Item 5 for information regarding our equity compensation plans. The other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
1.Financial Statements:  See Index to Consolidated Financial Statements on page 53 of this Annual Report.
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
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 13, 2014	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2014		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 13, 2014		/s/ LAURA K. THOMPSON
Laura K. Thompson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 13, 2014		/s/ RICHARD J. NOECHEL
Richard J. Noechel, Vice President and Controller (Principal Accounting Officer)

		WILLIAM J. CONATY, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director W. ALAN McCOLLOUGH, Director JOHN E. McGLADE, Director	/s/ LAURA K. THOMPSON
Date:	February 13, 2014	RODERICK A. PALMORE, Director SHIRLEY D. PETERSON, Director STEPHANIE A. STREETER, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director	Laura K. Thompson, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR THE COMPANY'S
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013
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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2013	2012	2011
Net Sales	$8,324	$8,898	$9,027
Cost of Goods Sold	7,001	7,792	8,209
Selling, Administrative and General Expense	946	895	898
Rationalizations	6	38	70
Interest Expense	315	258	247
Other (Income) Expense	(251)	(152)	(218)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	307	67	(179)
United States and Foreign Taxes	22	23	37
Equity in Earnings of Subsidiaries	344	168	559
Net Income	629	212	343
Less: Preferred Stock Dividends	29	29	22
Net Income available to Common Shareholders	$600	$183	$321
Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$2.44	$0.75	$1.32
Weighted Average Shares Outstanding	246	245	244
Diluted	$2.28	$0.74	$1.26
Weighted Average Shares Outstanding	277	247	271

Cash Dividends Declared Per Common Share	$0.05	$—	$—

Goodyear Comprehensive Income (Loss)	$1,242	$(362)	$(378)

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY BALANCE SHEETS

	December 31,
(Dollars in millions, except share data)	2013	2012
Assets
Current Assets:
Cash and Cash Equivalents	$1,269	$802
Accounts Receivable, less allowance — $21 ($22 in 2012)	872	905
Inventories:
Raw Materials	204	290
Work in Process	55	56
Finished Goods	840	917
	1,099	1,263
Prepaid Expenses and Other Current Assets	68	64
Total Current Assets	3,308	3,034
Intangible Assets	111	110
Other Assets	288	240
Investments in Subsidiaries	4,325	3,986
Property, Plant and Equipment, less accumulated depreciation — $4,032 ($4,084 in 2012)	2,242	2,260
Total Assets	$10,274	$9,630
Liabilities
Current Liabilities:
Accounts Payable-Trade	$833	$779
Accounts Payable to Affiliates	275	485
Compensation and Benefits	373	384
Other Current Liabilities	347	350
Long Term Debt and Capital Leases Due Within One Year	8	9
Total Current Liabilities	1,836	2,007
Long Term Debt and Capital Leases	4,377	3,462
Compensation and Benefits	1,613	2,941
Deferred and Other Noncurrent Income Taxes	65	41
Other Long Term Liabilities	777	809
Total Liabilities	8,668	9,260
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2012)	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 248 million (245 million in 2012)	248	245
Capital Surplus	2,847	2,815
Retained Earnings	1,958	1,370
Accumulated Other Comprehensive Loss	(3,947)	(4,560)
Total Shareholders’ Equity	1,606	370
Total Liabilities and Shareholders’ Equity	$10,274	$9,630

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

Balance at December 31, 2010
(after deducting 7,950,743 common treasury shares)	—	$—	242,938,949	$243	$2,805	$866	$(3,270)	$644
Comprehensive income (loss):
Net income						343		343
Foreign currency translation (net of tax of $0)							(140)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)							157
Increase in net actuarial losses (net of tax benefit of $28)							(770)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							18
Deferred derivative gain (net of tax of $1)							3
Reclassification adjustment for amounts recognized in income (net of tax of $2)							6
Unrealized investment gains (net of tax of $0)							5
Other comprehensive income (loss)								(721)
Total comprehensive income (loss)								(378)
Stock-based compensation plans					13			13
Preferred stock issued	10,000,000	500			(16)			484
Preferred stock dividends declared						(22)		(22)
Common stock issued from treasury			1,596,892	2	6			8
Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749

Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749
Comprehensive income (loss):
Net income						212		212
Foreign currency translation (net of tax of $0)							51
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							203
Increase in net actuarial losses (net of tax benefit of $44)							(898)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							9
Prior service credit from plan amendments (net of tax of $3)							72
Deferred derivative loss (net of tax of $0)							(4)
Reclassification adjustment for amounts recognized in income (net of tax benefit of $3)							(7)
Other comprehensive income (loss)								(574)
Total comprehensive income (loss)								(362)
Purchase of subsidiary shares from minority interest					(13)		5	(8)
Stock-based compensation plans					17			17
Preferred stock dividends declared						(29)		(29)
Common stock issued from treasury			704,921	—	3			3
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY - (Continued)

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370
Comprehensive income (loss):
Net income						629		629
Foreign currency translation (net of tax of $0)							(153)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							224
Decrease in net actuarial losses (net of tax of $33)							498
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							2
Prior service credit from plan amendments (net of tax of $0)							30
Deferred derivative gains (net of tax of $1)							1
Reclassification adjustment for amounts recognized in income (net of tax benefit of $0)							2
Unrealized investment gains (net of tax of $0)							8
Other comprehensive income (loss)								613
Total comprehensive income (loss)								1,242
Purchase of subsidiary shares from minority interest					(2)			(2)
Stock-based compensation plans					15			15
Dividends declared						(41)		(41)
Common stock issued from treasury			2,512,267	3	19			22
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,958	$(3,947)	$1,606
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2013	2012	2011
Total Cash Flows from Operating Activities	$17	$335	$260
Cash Flows from Investing Activities:
Capital Expenditures	(220)	(231)	(210)
Asset Dispositions	2	5	69
Decrease in Restricted Cash	—	1	(1)
Capital Contributions and Loans Incurred	(91)	(191)	(14)
Capital Redemptions and Loans Paid	214	81	—
Other Transactions	—	4	(1)
Total Cash Flows from Investing Activities	(95)	(331)	(157)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	14	—	—
Short Term Debt and Overdrafts Paid	(90)	—	—
Long Term Debt Incurred	900	800	400
Long Term Debt Paid	(11)	(762)	(750)
Proceeds From Issuance of Preferred Stock	—	—	484
Preferred Stock Dividends Paid	(29)	(29)	(15)
Common Stock Issued	22	3	8
Common Stock Dividends Paid	(12)	—	—
Capital Contributions and Loans Incurred	170	150	(101)
Capital Redemptions and Loans Paid	(403)	(200)	—
Transactions with Minority Interests in Subsidiaries	—	(17)	(3)
Debt Related Costs and Other Transactions	(16)	(63)	(2)
Total Cash Flows from Financing Activities	545	(118)	21
Net Change in Cash and Cash Equivalents	467	(114)	124
Cash and Cash Equivalents at Beginning of the Year	802	916	792
Cash and Cash Equivalents at End of the Year	$1,269	$802	$916

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 2013, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company has pledged a significant portion of its assets as collateral. The collateral includes first and second priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of the Parent Company’s subsidiaries to pay dividends to the Parent Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of the Parent Company’s assets. These covenants are subject to significant exceptions and qualifications. The primary credit facilities permit the Parent Company to pay dividends on its common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred by the Parent Company under the facilities following the dividend payment, and certain financial tests are satisfied.
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
The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2013 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2014	2015	2016	2017	2018
Debt maturities	$8	$6	$6	$5	$3

COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2013, the Parent Company had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond the year 2014 are expected to total approximately $116 million. The Parent Company also has off-balance sheet financial guarantees written and other commitments totaling approximately $3 million. In addition, the Parent Company has other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which the Parent Company will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in the Parent Company's or its suppliers’ production levels.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)
At December 31, 2013, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
DIVIDENDS
The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2013, 2012 and 2011.
The following table presents cash dividends received during 2013, 2012 and 2011:

(In millions)	2013	2012	2011
Consolidated subsidiaries	$88	$129	$172

There were no stock dividends received from consolidated subsidiaries in 2013, 2012 and 2011.
SUPPLEMENTAL CASH FLOW INFORMATION
The Parent Company made cash payments for interest, net of amounts capitalized in 2013, 2012 and 2011 of $293 million, $250 million and $246 million, respectively. The Parent Company made net cash payments for income taxes in 2013, 2012 and 2011 of $32 million, $28 million and $47 million, respectively.
INTERCOMPANY TRANSACTIONS
The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2013	2012	2011
Sales	$1,384	$1,657	$1,764
Cost of Goods Sold	1,389	1,648	1,773
Interest Expense	15	24	19
Other (Income) Expense	(529)	(524)	(547)
Income before Income Taxes	$509	$509	$519

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2013
Allowance for doubtful accounts	$99	$18	$—	$(20)	(a)	$2	$99
Valuation allowance — deferred tax assets	3,393	(206)	(234)	—		15	2,968

2012
Allowance for doubtful accounts	$97	$20	$—	$(20)	(a)	$2	$99
Valuation allowance — deferred tax assets	3,132	60	191	(4)		14	3,393

2011
Allowance for doubtful accounts	$106	$14	$—	$(19)	(a)	$(4)	$97
Valuation allowance — deferred tax assets	3,113	(92)	204	(82)		(11)	3,132

Note: (a) Accounts receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For the Year Ended December 31, 2013

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

(b)
Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and as most recently amended on December 13, 2013 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 19, 2013, File No. 1-1927).

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

(d)
Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the First Supplemental Indenture thereto, dated as of August 13, 2010, in respect of the Company’s 8.25% Senior Notes due 2020 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the Second Supplemental Indenture thereto, dated as of February 28, 2012, in respect of the Company's 7% Senior Notes due 2022 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed February 28, 2012, File No. 1-1927), and as supplemented by the Third Supplemental Indenture thereto, dated as of February 25, 2013, in respect of the Company’s 6.5% Senior Notes due 2021 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed February 25, 2013, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
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

(j)
Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as Amended and Restated as of February 20, 2004, and as further Amended and Restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927) and as amended by the Amendment and Restatement Agreement, dated as of April 20, 2011 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-1927).

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

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
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

(bb)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).
(cc)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 6, 2013, File No. 1-1927).
(dd)*
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 6, 2013, File No. 1-1927).

(ee)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(ff)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(gg)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(hh)*	Form of Restricted Stock Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(ii)*	Form of Restricted Stock Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(jj)*	2008 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(kk)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(ll)*	2002 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(mm)*
Performance Recognition Plan of the Company, as amended and restated on October 7, 2008 (incorporated by reference, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(nn)*	The Goodyear Tire & Rubber Company Management Incentive Plan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 11, 2008, File No. 1-1927).
(oo)*
Executive Performance Plan of the Company effective January 1, 2004 (incorporated by reference, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(pp)*
Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).

(qq)*
Form of Amendment to Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-1927).

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

(tt)*
Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as further amended September 7, 2012 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-1927)

(uu)*	Deferred Compensation Plan for Executives, as amended and restated effective October 1, 2013.	10.1
(vv)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 1, 2013.	10.2
(ww)*
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

(xx)*
Settlement Agreement, dated December 20, 2013, between Goodyear Dunlop Tires Europe B.V. and Arthur de Bok (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 26, 2013, File No. 1-1927).

(yy)*
Employment Agreement, dated December 20, 2013, between The Goodyear Tire & Rubber Company and Arthur de Bok (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 26, 2013, File No. 1-1927).

12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1
18	Letter re Change in Accounting Principles
(a)	Preferability letter of PricewaterhouseCoopers LLP dated February 13, 2014.	18.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2013.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
101	Interactive Data File
(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	101

*	Indicates management contract or compensatory plan or arrangement