Form 10-Q
period 2014-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2014-04-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2014:	248,451,747

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
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2014	2013
Net Sales	$4,469	$4,853
Cost of Goods Sold	3,518	3,940
Selling, Administrative and General Expense	667	645
Rationalizations (Note 2)	41	7
Interest Expense	105	85
Other Expense (Note 3)	168	126
Income (Loss) before Income Taxes	(30)	50
United States and Foreign Taxes (Note 4)	8	19
Net Income (Loss)	(38)	31
Less: Minority Shareholders’ Net Income (Loss)	13	(2)
Goodyear Net Income (Loss)	(51)	33
Less: Preferred Stock Dividends	7	7
Goodyear Net Income (Loss) available to Common Shareholders	$(58)	$26
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock
Basic	$(0.23)	$0.10
Weighted Average Shares Outstanding (Note 5)	248	245
Diluted	$(0.23)	$0.10
Weighted Average Shares Outstanding (Note 5)	248	248

Cash Dividends Declared Per Common Share	$0.05	$—
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net Income (Loss)	$(38)	$31
Other Comprehensive Income:
Foreign currency translation, net of tax of $0 in 2014 ($0 in 2013)	(6)	(57)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2014 ($0 in 2013)	—	1
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $2 in 2014 ($4 in 2013)	32	61
Decrease in net actuarial losses, net of tax of $0 in 2014 ($0 in 2013)	19	97
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 in 2014 ($0 in 2013)	42	—
Deferred derivative gains (losses), net of tax of $0 in 2014 ($0 in 2013)	(2)	4
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2014 ($0 in 2013)	1	—
Unrealized investment gains (losses), net of tax of $0 in 2014 ($0 in 2013)	(5)	17
Other Comprehensive Income	81	123
Comprehensive Income	43	154
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	29	(15)
Goodyear Comprehensive Income	$14	$169
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	March 31,	December 31,
	2014	2013
Assets:
Current Assets:
Cash and Cash Equivalents	$1,853	$2,996
Accounts Receivable, less Allowance — $98 ($99 in 2013)	2,913	2,435
Inventories:
Raw Materials	619	592
Work in Process	172	164
Finished Products	2,230	2,060
	3,021	2,816
Prepaid Expenses and Other Current Assets	419	397
Total Current Assets	8,206	8,644
Goodwill	668	668
Intangible Assets	137	138
Deferred Income Taxes	168	157
Other Assets	600	600
Property, Plant and Equipment, less Accumulated Depreciation — $9,275 ($9,158 in 2013)	7,313	7,320
Total Assets	$17,092	$17,527

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,112	$3,097
Compensation and Benefits (Notes 9 and 10)	727	758
Other Current Liabilities	1,119	1,083
Notes Payable and Overdrafts (Note 7)	26	14
Long Term Debt and Capital Leases due Within One Year (Note 7)	47	73
Total Current Liabilities	5,031	5,025
Long Term Debt and Capital Leases (Note 7)	7,047	6,162
Compensation and Benefits (Notes 9 and 10)	1,376	2,673
Deferred and Other Noncurrent Income Taxes	257	256
Other Long Term Liabilities	944	966
Total Liabilities	14,655	15,082

Commitments and Contingent Liabilities (Note 11)
Minority Shareholders’ Equity (Note 1)	600	577
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — 10 million (10 million in 2013), liquidation preference $50 per share	500	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 248 million (248 million in 2013) after deducting 3 million treasury shares (3 million in 2013)	248	248
Capital Surplus	2,840	2,847
Retained Earnings	1,888	1,958
Accumulated Other Comprehensive Loss	(3,883)	(3,947)
Goodyear Shareholders’ Equity	1,593	1,606
Minority Shareholders’ Equity — Nonredeemable	244	262
Total Shareholders’ Equity	1,837	1,868
Total Liabilities and Shareholders’ Equity	$17,092	$17,527
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(38)	$31
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	183	177
Amortization and Write-Off of Debt Issuance Costs	6	5
Net Pension Curtailments and Settlements	39	—
Net Rationalization Charges (Note 2)	41	7
Rationalization Payments	(36)	(24)
Net Losses on Asset Sales (Note 3)	2	2
Pension Contributions and Direct Payments	(1,223)	(908)
Net Venezuela Currency Remeasurement Loss (Note 3)	157	115
Customer Prepayments and Government Grants	2	29
Insurance Proceeds	4	17
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(456)	(500)
Inventories	(214)	31
Accounts Payable — Trade	80	134
Compensation and Benefits	(44)	(23)
Other Current Liabilities	6	(4)
Other Assets and Liabilities	(52)	(26)
Total Cash Flows from Operating Activities	(1,543)	(937)
Cash Flows from Investing Activities:
Capital Expenditures	(229)	(271)
Asset Dispositions (Note 3)	2	5
Government Grants Received	1	4
Decrease (Increase) in Restricted Cash	4	(23)
Short Term Securities Acquired	(25)	(20)
Short Term Securities Redeemed	35	22
Other Transactions	1	—
Total Cash Flows from Investing Activities	(211)	(283)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	13	30
Short Term Debt and Overdrafts Paid	—	(24)
Long Term Debt Incurred	1,104	1,558
Long Term Debt Paid	(272)	(78)
Common Stock Issued (Note 12)	24	2
Common Stock Repurchased (Note 12)	(32)	—
Common Stock Dividends Paid (Note 12)	(12)	—
Preferred Stock Dividends Paid (Note 12)	(7)	(7)
Transactions with Minority Interests in Subsidiaries	(23)	(4)
Debt Related Costs and Other Transactions	—	(15)
Total Cash Flows from Financing Activities	795	1,462
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(184)	(137)
Net Change in Cash and Cash Equivalents	(1,143)	105
Cash and Cash Equivalents at Beginning of the Period	2,996	2,281
Cash and Cash Equivalents at End of the Period	$1,853	$2,386
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America ("US GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
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
Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2014.
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update defines a discontinued operation as (1) a component of an entity or a group of components of an entity, or a business, that has been disposed of by sale, or other than by sale, or is classified as held for sale that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the date of the acquisition. The standards update allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standards update is effective for fiscal years beginning after December 15, 2014. We will adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standards update affects presentation only and, as such, is not expected to have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standards
Effective January 1, 2014, we adopted an accounting standards update requiring the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. The adoption of this standards update did not have a material impact on our consolidated financial statements.
Effective January 1, 2014, we adopted an accounting standards update providing guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity. The standards update also requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The adoption of this standards update did not impact our consolidated financial statements.
Effective January 1, 2014, we adopted an accounting standards update requiring an entity to record obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The adoption of this standards update did not impact our consolidated financial statements.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2013	$232	$5	$237
2014 Charges (1)	56	8	64
Reversed to the Statements of Operations	(3)	—	(3)
Incurred, Net of Foreign Currency Translation of $1 million and $0 million, respectively	(41)	(8)	(49)
Balance at March 31, 2014	$244	$5	$249
________________________________

(1)	Charges in the first quarter of 2014 of $64 million exclude $20 million of pension curtailment gains recorded in Rationalizations in the Statement of Operations.
Significant rationalization actions initiated in the first quarter of 2014 consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA and Asia Pacific also initiated plans to reduce selling, administrative and general ("SAG") headcount.
The accrual balance of $249 million at March 31, 2014 is expected to be substantially utilized within the next 12 months and includes $183 million related to the plan to exit the farm tire business and close one of our manufacturing facilities in Amiens, France.
The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended
	March 31,
	2014	2013
Current Year Plans
Associate Severance and Other Related Costs	$4	$—
Other Exit and Non-Cancelable Lease Costs	1	—
Current Year Plans - Net Charges	$5	$—

Prior Year Plans
Associate Severance and Other Related Costs	$49	$—
Pension Curtailment Gain	(20)	—
Other Exit and Non-Cancelable Lease Costs	7	7
Prior Year Plans - Net Charges	36	7
Total Net Charges	$41	$7

Asset Write-off and Accelerated Depreciation Charges	$1	$5

Substantially all of the new charges for the three months ended March 31, 2014 and 2013 related to future cash outflows. Net prior year plan charges of $36 million in the first quarter of 2014 include charges of $50 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $20 million, related to the closure of one of our manufacturing facilities in Amiens, France. Net charges for the three months ended March 31, 2014 and 2013 both included reversals of $3 million for actions no longer needed for their originally intended purposes.
Approximately 200 associates will be released under plans initiated in 2014, of which approximately 100 associates have been released as of March 31, 2014. In the first quarter of 2014, approximately 1,100 associates were released under plans initiated in

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

prior years, primarily related to the plan to exit the farm tire business and close one of our manufacturing facilities in Amiens, France. In total, approximately 600 associates remain to be released under rationalization plans.
Accelerated depreciation charges for the three months ended March 31, 2013 related primarily to property and equipment in one of our manufacturing facilities in Amiens, France. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).

NOTE 3. OTHER EXPENSE

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net foreign currency exchange (gains) losses	$153	$123
Financing fees and financial instruments	14	13
Royalty income	(9)	(10)
Interest income	(6)	(5)
General and product liability — discontinued products	6	3
Net (gains) losses on asset sales	2	2
Miscellaneous	8	—
	$168	$126

Net foreign currency exchange losses in the first three months of 2014 were $153 million, compared to net losses of $123 million in the first three months of 2013. Net losses in the first quarter of 2014 and 2013 included net remeasurement losses of $157 million and $115 million, respectively, resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. In the first quarter of 2013, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela. We also recorded a subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that were expected to be settled at the then-official subsidy exchange rate of 4.3 bolivares fuertes per U.S. dollar applicable to certain import purchases prior to the devaluation date. We received $2 million of this subsidy through December 31, 2013.
Effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD I”) rate, which was 11.4 and 10.7 bolivares fuertes to the U.S. dollar at January 24, 2014 and March 31, 2014, respectively. The official exchange rate for imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar; however, the subsidy exchange rate of 4.3 bolivares fuertes to the U.S. dollar was eliminated and, accordingly, we derecognized the remaining $11 million subsidy receivable as part of the $157 million remeasurement loss.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. We expect that future remittances of dividends by our Venezuelan subsidiary will be transacted at the SICAD I rate and, therefore, we recorded a remeasurement loss of $157 million using the SICAD I rate of 11.4 bolivares fuertes to the U.S. dollar as of January 24, 2014. We also recorded a subsidy receivable at that date of $50 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar for essential goods, based on ongoing approvals for importation of such goods. At March 31, 2014, the subsidy receivable was $45 million. A portion of this subsidy will reduce cost of goods sold in periods when the related inventory is sold. The SICAD I rate has fluctuated since January 24, 2014 and was 10.7 bolivares fuertes to the U.S. dollar at March 31, 2014 and, accordingly, the foreign currency exchange gain resulting from the decrease in the SICAD I rate was also recorded in foreign currency exchange. All bolivar-denominated monetary assets and liabilities were remeasured at 10.7 and 6.3 bolivares fuertes to the U.S. dollar at March 31, 2014 and December 31, 2013, respectively.
Miscellaneous expense in the first three months of 2014 primarily consists of charges of $7 million for labor claims related to a previously closed facility in EMEA. Also included in Other Expense are financing fees and financial instruments expense consisting

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions; royalty income derived primarily from licensing arrangements related to divested businesses; interest income consisting primarily of amounts earned on cash deposits; and general and product liability — discontinued products which includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.

NOTE 4. INCOME TAXES
In the first quarter of 2014, we recorded tax expense of $8 million on a loss before income taxes of $30 million. In the first quarter of 2013, we recorded tax expense of $19 million on income before income taxes of $50 million. Income tax expense in the first quarter of 2013 was favorably impacted by $12 million due primarily to an enacted tax law change.
We record taxes based on overall estimated annual effective tax rates. In addition to the discrete item related to the first quarter of 2013 noted above, the differences between our effective tax rate and the U.S. statutory rate in both years were primarily attributable to charges that are not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela and continuing to maintain a full valuation allowance on our U.S. deferred tax assets.
At January 1, 2014, our valuation allowance on our U.S. deferred tax assets was approximately $2,400 million. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Through 2012 our history of U.S. operating losses limited the weight we could apply to other subjective evidence such as our projections for future profitability. Recent positive evidence includes our profitable 2013 U.S. results and full funding of our hourly U.S. pension plans in January 2014, which eliminates volatility in Other Comprehensive Income. This recent positive evidence provides us the opportunity to apply greater significance to our projections in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence will exist during 2014 to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist during 2014. This may result in a reduction of the valuation allowance by up to $80 million.
At January 1, 2014, we had unrecognized tax benefits of $88 million that if recognized, would have a favorable impact on our tax expense of $78 million. We had accrued interest of $16 million as of January 1, 2014. If not favorably settled, $32 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. It is reasonably possible that our total amount of unrecognized tax benefits may change during the next 12 months. However, we do not expect these changes to have a significant impact on our financial position or results of operations.
Generally, years from 2008 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2006 onward and in the United States for 2013.
NOTE 5. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2014	2013
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(51)	$33
Less: Preferred stock dividends	7	7
Goodyear net income (loss) available to common shareholders	$(58)	$26
Weighted average shares outstanding	248	245
Earnings (loss) per common share — basic	$(0.23)	$0.10

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(51)	$33
Less: Preferred stock dividends	7	7
Goodyear net income (loss) available to common shareholders	$(58)	$26
Weighted average shares outstanding	248	245
Dilutive effect of stock options and other dilutive securities	—	3
Weighted average shares outstanding — diluted	248	248
Earnings (loss) per common share — diluted	$(0.23)	$0.10

Weighted average shares outstanding - diluted for the three months ended March 31, 2014 and 2013 excludes the effect of approximately 28 million and 34 million equivalent shares, respectively, related to the mandatory convertible preferred stock as their inclusion would have been anti-dilutive. In addition, Goodyear net income (loss) used to compute earnings per common share - diluted for the three months ended March 31, 2014 and 2013 is reduced by $7 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive.
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Weighted average shares outstanding - diluted for the three months ended March 31, 2014 excludes the effect of approximately 10 million equivalent shares, with a dilutive effect of approximately 5 million shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding - diluted for the three months ended March 31, 2014 and 2013 excludes approximately 2 million and 7 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2014	2013
Sales:
North America	$1,879	$2,166
Europe, Middle East and Africa	1,676	1,607
Latin America	422	513
Asia Pacific	492	567
Net Sales	$4,469	$4,853
Segment Operating Income:
North America	$156	$127
Europe, Middle East and Africa	110	31
Latin America	42	60
Asia Pacific	65	84
Total Segment Operating Income	373	302
Less:
Rationalizations	41	7
Interest expense	105	85
Other expense	168	126
Asset write-offs and accelerated depreciation	1	5
Corporate incentive compensation plans	27	10
Pension curtailments/settlements	33	—
Intercompany profit elimination	13	3
Retained expenses of divested operations	4	4
Other	11	12
Income (Loss) before Income Taxes	$(30)	$50

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Substantially all of the pension curtailment charges of $33 million noted above related to our North America strategic business unit ("SBU"); however, such costs were not included in North America segment operating income for purposes of management's assessment of SBU operating performance. In addition, rationalizations, as described in Note 2, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note 3, Other Expense; and asset write-offs and accelerated depreciation are not (credited) charged to the SBUs for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Rationalizations:
North America	$(1)	$2
Europe, Middle East and Africa	38	3
Asia Pacific	4	2
Total Segment Rationalizations	$41	$7

Net (Gains) Losses on Asset Sales:
North America	$—	$1
Europe, Middle East and Africa	2	2
Latin America	—	(1)
Total Segment Asset Sales	2	2

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$1	$5
Total Segment Asset Write-offs and Accelerated Depreciation	$1	$5

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2014, we had total credit arrangements of $9,190 million, of which $1,751 million were unused. At that date, 42% of our debt was at variable interest rates averaging 5.15%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2014, we had short term committed and uncommitted credit arrangements totaling $508 million, of which $482 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2014	2013
Notes payable and overdrafts	$26	$14
Weighted average interest rate	7.92%	3.40%
Long term debt and capital leases due within one year
Other domestic and international debt (including capital leases)	$47	$73
Weighted average interest rate	4.56%	6.91%
Total obligations due within one year	$73	$87

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2014, we had long term credit arrangements totaling $8,682 million, of which $1,269 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2014		December 31, 2013
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$345		$344
8.25% due 2020	995		995
8.75% due 2020	268		267
6.5% due 2021	900		900
7% due 2022	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	100	1.65%	—	—
$1.2 billion second lien term loan facility due 2019	1,195	4.75%	1,195	4.75%
€400 million revolving credit facility due 2016	510	2.72%	—	—
Pan-European accounts receivable facility due 2015	364	3.02%	207	3.19%
Chinese credit facilities	532	5.89%	537	5.86%
Other foreign and domestic debt(1)	975	8.65%	878	8.97%
	7,034		6,173
Capital lease obligations	60		62
	7,094		6,235
Less portion due within one year	(47)		(73)
	$7,047		$6,162
________________________________

(1)
Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and North America Headquarters.

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
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2014, our borrowing base, and therefore our availability, under this facility was $587 million below the facility's stated amount of $2.0 billion.
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
At March 31, 2014, the amount outstanding under the first lien revolving credit facility was $100 million. At December 31, 2013, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $374 million at March 31, 2014 and $375 million at December 31, 2013.
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
At March 31, 2014 and December 31, 2013, this facility was fully drawn.
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
At March 31, 2014, the amounts outstanding under the German tranche and all-borrower tranche were $138 million (€100 million) and $372 million (€270 million), respectively. At December 31, 2013, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $5 million (€3 million) at March 31, 2014 and December 31, 2013.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires on July 30, 2015. Utilization under this facility is based on eligible receivable balances. The facility is subject to the customary renewal of its back-up liquidity commitments, which expire on October 17, 2014.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2014, the amounts available and utilized under this program totaled $364 million (€264 million). At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(€150 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $79 million (85 million Australian dollars) of funding. At March 31, 2014, the amounts available and utilized under this program were $79 million and $49 million, respectively. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2013 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2014, the gross amount of receivables sold was $264 million, compared to $301 million at December 31, 2013.
Chinese Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At March 31, 2014, these non-revolving credit facilities were fully drawn. There were $532 million and $537 million of borrowings outstanding under these facilities at March 31, 2014 and December 31, 2013, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Restricted cash related to funds obtained under these credit facilities was $6 million and $11 million at March 31, 2014 and December 31, 2013, respectively. These facilities can only be used to finance the relocation and expansion of our manufacturing facility in China.
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
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2014	2013
Fair Values — asset (liability):
Accounts receivable	$9	$3
Other current liabilities	(12)	(17)
At March 31, 2014 and December 31, 2013, these outstanding foreign currency derivatives had notional amounts of $1,236 million and $1,231 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction losses of $8 million and net transaction gains of $20 million for the three months ended March 31, 2014 and March 31, 2013, respectively. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2014	2013
Fair Values — asset (liability):
Accounts receivable	$—	$3
Other current liabilities	(3)	(3)
At March 31, 2014 and December 31, 2013, these outstanding foreign currency derivatives had notional amounts of $166 million and $171 million, respectively, and primarily related to intercompany transactions.
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
The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2014	2013
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$2	$(4)
Amount of deferred (gain) loss reclassified from AOCL into CGS	1	—
The estimated amount of deferred losses at March 31, 2014 that is expected to be reclassified to earnings within the next twelve months is $3 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Assets:
Investments	$48	$53	$48	$53	$—	$—	$—	$—
Foreign Exchange Contracts	9	6	—	—	9	6	—	—
Total Assets at Fair Value	$57	$59	$48	$53	$9	$6	$—	$—

Liabilities:
Foreign Exchange Contracts	$15	$20	$—	$—	$15	$20	$—	$—
Total Liabilities at Fair Value	$15	$20	$—	$—	$15	$20	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

	March 31,	December 31,
(In millions)	2014	2013
Fixed Rate Debt:
Carrying amount — liability	$4,090	$4,090
Fair value — liability	4,455	4,414

Variable Rate Debt:
Carrying amount — liability	$2,944	$2,083
Fair value — liability	2,938	2,095

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2014	2013
Service cost — benefits earned during the period	$9	$11
Interest cost on projected benefit obligation	65	61
Expected return on plan assets	(80)	(84)
Amortization of: — prior service cost	1	4
— net losses	33	53
Net periodic pension cost	28	45
Net curtailments/settlements/termination benefits	32	—
Total defined benefit pension cost	$60	$45

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2014	2013
Service cost — benefits earned during the period	$9	$10
Interest cost on projected benefit obligation	34	33
Expected return on plan assets	(30)	(28)
Amortization of: — prior service cost	—	—
— net losses	9	16
Net periodic pension cost	22	31
Net curtailments/settlements/termination benefits	(13)	—
Total defined benefit pension cost	$9	$31

During the first quarter of 2014, we made contributions of $1,167 million, including discretionary contributions of $907 million, to fully fund our hourly U.S. pension plans. As a result, and in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans will be frozen to future accruals effective April 30, 2014. Following these contributions, we changed our target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status.
Due to the future accrual freeze and change in target asset allocation, we were required to remeasure the benefit obligations and assets of the hourly U.S. pension plans at January 31, 2014, which resulted in an increase to net actuarial losses included in AOCL of $31 million. The weighted average discount rate used to measure the benefit obligations of the hourly U.S. pension plans at January 31, 2014 was 4.32% as compared to 4.51% at December 31, 2013. As a result of the change in target asset allocation for the hourly U.S. pension plans, the expected annual long term return on plan assets for the hourly U.S. pension plans is 5.25% as of February 1, 2014.
As a result of the future accrual freezes to pension plans related to our North America SBU, we recognized curtailment charges of $33 million in the first quarter of 2014.
During the first quarter of 2014, our largest U.K. pension plans were merged and lump sum payments were made to settle certain obligations of those plans prior to the merger, which resulted in a settlement charge of $5 million. As a result of these transactions we were required to remeasure the benefit obligations and assets of these plans at January 31, 2014. This resulted in a reduction to net actuarial losses included in AOCL of $51 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of 2014, we ceased production at one of our manufacturing facilities in Amiens, France and recorded a curtailment gain of $20 million, which is included in rationalization charges, related to the termination of employees at that facility who were participants in our France retirement indemnity plan.
We expect to contribute approximately $1.3 billion to our funded U.S. and non-U.S. pension plans in 2014, including our first quarter 2014 U.S. pension contributions of $1,167 million, which included discretionary contributions of $907 million. For the three months ended March 31, 2014, we contributed $1,167 million and $46 million to our U.S. and non-U.S. plans, respectively.
In the first quarter of 2013, we made $34 million of required contributions and $834 million of discretionary contributions to fully fund our frozen U.S. pension plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2014 and 2013 was $27 million and $26 million, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended March 31, 2014 and 2013 was $3 million and $2 million, respectively.

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.6 million stock options, 0.1 million restricted stock units and 0.1 million performance share units during the three months ended March 31, 2014 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the three months ended March 31, 2014 were $26.44 and $11.94, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.4 years
Interest rate: 2.11%
Volatility: 43.94%
Dividend yield: 0.76%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $26.44 for restricted stock units and $29.00 for performance share units granted during the three months ended March 31, 2014.
We recognized stock-based compensation expense of $7 million and $2 million during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $36 million and is expected to be recognized over the remaining vesting period of the respective grants, through February 2018.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $47 million and $45 million at March 31, 2014 and December 31, 2013, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million were included in Other Current Liabilities at both March 31, 2014 and December 31, 2013. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $310 million for anticipated costs related to workers’ compensation at both March 31, 2014 and December 31, 2013. Of these amounts, $79 million was included in Current Liabilities as part of Compensation and Benefits at both March 31, 2014 and December 31, 2013. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2014 and December 31, 2013, the liability was discounted using a risk-free rate of return. At March 31, 2014, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $40 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $311 million and $305 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, presently asserted against us at March 31, 2014 and December 31, 2013, respectively. Of these amounts, $47 million and $45 million were included in Other Current Liabilities at March 31, 2014 and December 31, 2013, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2014, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 108,200 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $438 million through March 31, 2014 and $432 million through December 31, 2013.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2014	December 31, 2013
Pending claims, beginning of period	74,000	73,200
New claims filed	600	2,600
Claims settled/dismissed	(800)	(1,800)
Pending claims, end of period	73,800	74,000
Payments (1)	$6	$19
________________________________

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $145 million at both March 31, 2014 and December 31, 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded a receivable related to asbestos claims of $74 million and $75 million as of March 31, 2014 and December 31, 2013, respectively. We expect that approximately 50% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $10 million and $11 million were included in Current Assets as part of Accounts Receivable at March 31, 2014 and December 31, 2013, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at March 31, 2014, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis pursuant to a coverage-in-place agreement.
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
Brazilian Indirect Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $40 million). We have filed a response contesting this assessment and are defending the matter. In the event we are unsuccessful in defending the assessment, our results of operations could be materially affected.
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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $13 million at March 31, 2014, compared to $14 million at December 31, 2013. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 12. CAPITAL STOCK
Mandatory Convertible Preferred Stock
At March 31, 2014, 10,000,000 shares of our 5.875% mandatory convertible preferred stock, without par value, were outstanding. Quarterly dividends on each share of the mandatory convertible preferred stock accrued at a rate of 5.875% per year on the initial liquidation preference of $50.00 per share. Dividends were paid in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2011 and ending on April 1, 2014.
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Dividends
In the first three months of 2014, we paid cash dividends of $7 million on our mandatory convertible preferred stock. On March 6, 2014, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on April 1, 2014 to stockholders who presented the preferred stock for mandatory conversion on that date. No further dividends will be paid on our preferred stock following the conversion to shares of common stock on April 1, 2014.
In the first three months of 2014, we paid cash dividends of $12 million on our common stock. On April 14, 2014, the Company's Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.05 per share of common stock, or approximately $14 million in the aggregate. The dividend will be paid on June 2, 2014 to stockholders of record as of the close of business of May 1, 2014. Future quarterly dividends are subject to Board approval.
Common Stock Repurchase Program
On September 18, 2013, the Board of Directors authorized $100 million for use in the Company’s common stock repurchase program. That authorization expires on September 20, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs. During the first three months of 2014, the Company repurchased 850,000 shares at an average price, including commissions, of $27.12 per share, or $23 million in the aggregate.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the three months ended March 31, 2014 and 2013:

	March 31, 2014			March 31, 2013
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$1,606	$262	$1,868	$370	$255	$625
Comprehensive income:
Net income (loss)	(51)	7	(44)	33	6	39
Foreign currency translation (net of tax of $0 in 2014 and $0 in 2013)	(6)	(1)	(7)	(40)	(2)	(42)
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2014 and $0 in 2013)	—	—	—	1	—	1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $2 in 2014 and $4 in 2013)	31	—	31	59	—	59
Decrease (increase) in net actuarial losses (net of tax of $0 in 2014 and $0 in 2013)	8	—	8	96	—	96
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $0 in 2014 and $0 in 2013)	38	—	38	—	—	—
Deferred derivative gains (losses) (net of tax of $0 in 2014 and $0 in 2013)	(2)	—	(2)	3	—	3
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2014 and $0 in 2013)	1	—	1	—	—	—
Unrealized investment gains (losses) (net of tax of $0 in 2014 and $0 in 2013)	(5)	—	(5)	17	—	17
Other comprehensive income (loss)	65	(1)	64	136	(2)	134
Total comprehensive income	14	6	20	169	4	173
Purchase of subsidiary shares from minority interest	(6)	(17)	(23)	(2)	(2)	(4)
Dividends declared to minority shareholders	—	(7)	(7)	—	(2)	(2)
Stock-based compensation plans (Note 10)	6	—	6	4	—	4
Repurchase of common stock (Note 12)	(32)	—	(32)	—	—	—
Dividends declared (Note 12)	(19)	—	(19)	(7)	—	(7)
Common stock issued from treasury	24	—	24	2	—	2
Other	—	—	—	—	(4)	(4)
Balance at end of period	$1,593	$244	$1,837	$536	$251	$787

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Balance at beginning of period	$577	$534
Comprehensive income (loss):
Net income (loss)	6	(8)
Foreign currency translation, net of tax of $0 in 2014 ($0 in 2013)	1	(15)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 in 2014 ($0 in 2013)	1	2
Decrease (increase) in net actuarial losses, net of tax of $0 in 2014 ($0 in 2013)	11	1
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 in 2014 ($0 in 2013)	4	—
Deferred derivative gains (losses), net of tax of $0 in 2014 ($0 in 2013)	—	1
Other comprehensive income (loss)	17	(11)
Total comprehensive income (loss)	23	(19)
Balance at end of period	$600	$515

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the three months ended March 31, 2014 and 2013:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2013	$(690)	$(3,290)	$(1)	$34	$(3,947)
Other comprehensive income (loss) before reclassifications	(6)	8	(2)	(5)	(5)
Amounts reclassified from accumulated other comprehensive loss	—	69	1	—	70
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at March 31, 2014	$(697)	$(3,213)	$(2)	$29	$(3,883)

Balance at December 31, 2012	$(538)	$(4,044)	$(4)	$26	$(4,560)
Other comprehensive income (loss) before reclassifications	(40)	96	3	17	76
Amounts reclassified from accumulated other comprehensive loss	1	59	—	—	60
Balance at March 31, 2013	$(577)	$(3,889)	$(1)	$43	$(4,424)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

		Three Months Ended March 31,
(In millions) (Income) Expense		2014	2013
Component of AOCL	Affected Line Item in the Consolidated Statements of Operations	Amount Reclassified from AOCL
Foreign Currency Translation Adjustment	Other Expense (net of tax of $0 and $0 and minority shareholders' equity of $0 and $0)	$—	$1

Unrecognized Net Actuarial Losses and Prior Service Costs
Amortization of prior service cost and unrecognized gains and losses	Total benefit cost (net of tax of $2 and $4 and minority shareholders' equity of $1 and $2)	31	59
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	Total benefit cost (net of tax of $0 and $0 and minority shareholders' equity of $4 and $0)	38	—
		69	59

Deferred derivative (gains) losses	Cost of goods sold (net of tax of $0 and $0 and minority shareholders' equity of $0 and $0)	1	—

Total reclassifications	Goodyear Net Income (Loss)	$70	$60

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization of prior service cost and unrecognized gains and losses and immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 9, Pension, Savings and Other Postretirement Benefit Plans in this Form 10-Q and No. 16, Pension, Other Postretirement Benefits and Savings Plans, in our 2013 Form 10-K.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$496	$60	$1,297	$—	$1,853
Accounts Receivable	807	183	1,923	—	2,913
Accounts Receivable From Affiliates	—	829	—	(829)	—
Inventories	1,278	174	1,625	(56)	3,021
Prepaid Expenses and Other Current Assets	82	8	324	5	419
Total Current Assets	2,663	1,254	5,169	(880)	8,206
Goodwill	—	24	518	126	668
Intangible Assets	110	—	27	—	137
Deferred Income Taxes	—	23	134	11	168
Other Assets	283	97	220	—	600
Investments in Subsidiaries	4,287	363	—	(4,650)	—
Property, Plant and Equipment	2,235	134	4,969	(25)	7,313
Total Assets	$9,578	$1,895	$11,037	$(5,418)	$17,092
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$871	$220	$2,021	$—	$3,112
Accounts Payable to Affiliates	705	—	124	(829)	—
Compensation and Benefits	330	32	365	—	727
Other Current Liabilities	292	31	801	(5)	1,119
Notes Payable and Overdrafts	—	—	26	—	26
Long Term Debt and Capital Leases Due Within One Year	7	—	40	—	47
Total Current Liabilities	2,205	283	3,377	(834)	5,031
Long Term Debt and Capital Leases	4,476	—	2,571	—	7,047
Compensation and Benefits	485	128	763	—	1,376
Deferred and Other Noncurrent Income Taxes	66	9	190	(8)	257
Other Long Term Liabilities	753	30	161	—	944
Total Liabilities	7,985	450	7,062	(842)	14,655
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	384	216	600
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	248	317	992	(1,309)	248
Other Equity	845	1,128	2,355	(3,483)	845
Goodyear Shareholders’ Equity	1,593	1,445	3,347	(4,792)	1,593
Minority Shareholders’ Equity — Nonredeemable	—	—	244	—	244
Total Shareholders’ Equity	1,593	1,445	3,591	(4,792)	1,837
Total Liabilities and Shareholders’ Equity	$9,578	$1,895	$11,037	$(5,418)	$17,092

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended March 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,875	$601	$3,159	$(1,166)	$4,469
Cost of Goods Sold	1,558	548	2,582	(1,170)	3,518
Selling, Administrative and General Expense	224	40	406	(3)	667
Rationalizations	(1)	—	42	—	41
Interest Expense	82	7	31	(15)	105
Other (Income) Expense	(12)	(4)	138	46	168
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	24	10	(40)	(24)	(30)
United States and Foreign Taxes	2	3	3	—	8
Equity in Earnings of Subsidiaries	(73)	6	—	67	—
Net Income (Loss)	(51)	13	(43)	43	(38)
Less: Minority Shareholders’ Net Income (Loss)	—	—	13	—	13
Goodyear Net Income (Loss)	(51)	13	(56)	43	(51)
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$(58)	$13	$(56)	$43	$(58)
Comprehensive Income (Loss)	$14	$25	$30	$(26)	$43
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	29	—	29
Goodyear Comprehensive Income (Loss)	$14	$25	$1	$(26)	$14

	Consolidating Statements of Operations
	Three Months Ended March 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,009	$671	$3,174	$(1,001)	$4,853
Cost of Goods Sold	1,735	588	2,668	(1,051)	3,940
Selling, Administrative and General Expense	215	41	390	(1)	645
Rationalizations	1	—	6	—	7
Interest Expense	70	7	24	(16)	85
Other (Income) Expense	(45)	(6)	107	70	126
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	33	41	(21)	(3)	50
United States and Foreign Taxes	(1)	32	8	(20)	19
Equity in Earnings of Subsidiaries	(1)	(4)	—	5	—
Net Income (Loss)	33	5	(29)	22	31
Less: Minority Shareholders’ Net Income (Loss)	—	—	(2)	—	(2)
Goodyear Net Income (Loss)	33	5	(27)	22	33
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$26	$5	$(27)	$22	$26
Comprehensive Income (Loss)	$169	$13	$(60)	$32	$154
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(9)	(6)	(15)
Goodyear Comprehensive Income (Loss)	$169	$13	$(51)	$38	$169

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(1,132)	$(36)	$(349)	$(26)	$(1,543)
Cash Flows from Investing Activities:
Capital Expenditures	(86)	(5)	(139)	1	(229)
Asset Dispositions	—	—	2	—	2
Government Grants Received	—	—	1	—	1
Decrease in Restricted Cash	—	—	4	—	4
Short Term Securities Acquired	—	—	(25)	—	(25)
Short Term Securities Redeemed	—	—	35	—	35
Capital Contributions and Loans Incurred	(187)	—	(452)	639	—
Capital Redemptions and Loans Paid	364	—	209	(573)	—
Other Transactions	1	—	—	—	1
Total Cash Flows from Investing Activities	92	(5)	(365)	67	(211)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	9	51	(47)	13
Short Term Debt and Overdrafts Paid	(47)	—	—	47	—
Long Term Debt Incurred	300	—	804	—	1,104
Long Term Debt Paid	(202)	—	(70)	—	(272)
Common Stock Issued	24	—	—	—	24
Common Stock Repurchased	(32)	—	—	—	(32)
Common Stock Dividends Paid	(12)	—	—	—	(12)
Preferred Stock Dividends Paid	(7)	—	—	—	(7)
Capital Contributions and Loans Incurred	452	—	187	(639)	—
Capital Redemptions and Loans Paid	(209)	—	(364)	573	—
Intercompany Dividends Paid	—	—	(25)	25	—
Transactions with Minority Interests in Subsidiaries	—	—	(23)	—	(23)
Total Cash Flows from Financing Activities	267	9	560	(41)	795
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(2)	(182)	—	(184)
Net Change in Cash and Cash Equivalents	(773)	(34)	(336)	—	(1,143)
Cash and Cash Equivalents at Beginning of the Period	1,269	94	1,633	—	2,996
Cash and Cash Equivalents at End of the Period	$496	$60	$1,297	$—	$1,853

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(597)	$(2)	$(334)	$(4)	$(937)
Cash Flows from Investing Activities:
Capital Expenditures	(75)	(5)	(192)	1	(271)
Asset Dispositions	—	—	5	—	5
Government Grants Received	—	—	4	—	4
Increase in Restricted Cash	—	—	(23)	—	(23)
Short Term Securities Acquired	—	—	(20)	—	(20)
Short Term Securities Redeemed	—	—	22	—	22
Capital Contributions and Loans Incurred	—	—	(170)	170	—
Capital Redemptions and Loans Paid	208	—	203	(411)	—
Total Cash Flows from Investing Activities	133	(5)	(171)	(240)	(283)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	8	118	(96)	30
Short Term Debt and Overdrafts Paid	(96)	—	(24)	96	(24)
Long Term Debt Incurred	900	—	658	—	1,558
Long Term Debt Paid	(5)	—	(73)	—	(78)
Common Stock Issued	2	—	—	—	2
Preferred Stock Dividends Paid	(7)	—	—	—	(7)
Capital Contributions and Loans Incurred	170	—	—	(170)	—
Capital Redemptions and Loans Paid	(203)	—	(208)	411	—
Intercompany Dividends Paid	—	—	(3)	3	—
Transactions with Minority Interests in Subsidiaries	—	—	(4)	—	(4)
Debt Related Costs and Other Transactions	(15)	—	—	—	(15)
Total Cash Flows from Financing Activities	746	8	464	244	1,462
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(2)	(135)	—	(137)
Net Change in Cash and Cash Equivalents	282	(1)	(176)	—	105
Cash and Cash Equivalents at Beginning of the Period	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Period	$1,084	$67	$1,235	$—	$2,386

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income (loss) available to common shareholders.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 51 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa (“EMEA”); Latin America; and Asia Pacific.
In the first quarter of 2014, we experienced stabilizing industry conditions in developed markets as the economic recovery in Europe and the United States continued. However, we experienced weakening industry conditions in emerging markets. Labor-related issues at our manufacturing facility in Venezuela, combined with social unrest and economic uncertainty in that country, adversely impacted Latin America, and slowing growth adversely impacted Asia Pacific.
Despite these challenges, our segment operating income increased 23.5% to $373 million in the first quarter of 2014, including segment operating income of $156 million in North America and $110 million in EMEA. Tire unit shipments increased 1.2% compared to the first quarter of 2013, primarily in EMEA. In the first quarter of 2014, we realized approximately $111 million of cost savings, including raw materials cost saving measures of approximately $57 million, which exceeded the impact of general inflation and additional expenditures for advertising, marketing and research and development.
In the first quarter of 2014, we closed one of our manufacturing facilities in Amiens, France. We expect annualized cost savings of approximately $75 million following closure of the Amiens facility and exit of the farm tire business. We realized savings of $6 million in the first quarter of 2014 and expect total savings of approximately $40 million in 2014. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014.
In the first quarter of 2014, we made contributions of $1,167 million, including discretionary contributions of $907 million, to fully fund our hourly U.S. pension plans. As a result, and in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans will be frozen to future accruals effective April 30, 2014. Following these contributions, we changed our target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status.
As a result of future accrual freezes to pension plans in North America, we recognized curtailment charges of $33 million in the first quarter of 2014.
Net sales were $4,469 million in the first three months of 2014, compared to $4,853 million in the first three months of 2013. Net sales decreased for the quarter due to lower sales in other tire-related businesses, primarily third-party chemical sales in North America, unfavorable foreign currency translation, primarily in Latin America and Asia Pacific, and a decline in price and product mix, primarily in EMEA and North America as a result of the impact of lower raw material costs on pricing.
In the first quarter of 2014, Goodyear net loss was $51 million, compared to net income of $33 million in the first quarter of 2013. In the first quarter of 2014, Goodyear net loss available to common shareholders was $58 million, or $0.23 per share, compared to net income available to common shareholders of $26 million, or $0.10 per share, in the first quarter of 2013. Goodyear net loss in the first quarter of 2014 compared to net income in the first quarter of 2013 was driven by an increased net remeasurement loss resulting from the devaluation of the Venezuelan bolivar fuerte; higher net rationalization charges, primarily related to the closure of one of our manufacturing facilities in Amiens, France; pension curtailment and settlement charges in 2014, primarily related to plans in North America and EMEA; and increased interest expense due to higher average debt balances and average interest rates, partially offset by improved segment operating income.
Our total segment operating income for the first quarter of 2014 was $373 million, compared to $302 million in the first quarter of 2013. The $71 million increase in segment operating income was due primarily to a decline in raw material costs of $155 million, which more than offset the effects of lower price and product mix of $81 million, and lower conversion costs of $54 million. These improvements were partially offset by higher selling, administrative and general ("SAG") expenses of $23 million, driven by increased incentive compensation costs, and unfavorable foreign currency translation of $16 million. See "Results of Operations — Segment Information” for additional information.
At March 31, 2014, we had $1,853 million of Cash and cash equivalents as well as $1,751 million of unused availability under our various credit agreements, compared to $2,996 million and $2,726 million, respectively, at December 31, 2013. Cash and cash equivalents decreased by $1,143 million from December 31, 2013 due primarily to contributions of $1,167 million, including discretionary contributions of $907 million, to fully fund our hourly U.S. pension plans. See "Liquidity and Capital Resources" for additional information.

We continue to expect our full-year tire unit volume for 2014 will be up between 2% and 3% compared to 2013 and cost savings to offset general inflation and additional expenditures for advertising, marketing and research and development.
We now expect a favorable impact from changes in unabsorbed fixed costs of $50 million to $75 million in 2014, with the remaining benefits of increased consumer and commercial tire production being largely offset by reduced off-the-road ("OTR") tire production for the remainder of 2014.
Based on current raw material spot prices, for the full year of 2014, we expect our raw material costs will be lower than 2013. We now expect net raw material costs and price and product mix to be slightly positive in 2014, in spite of the negative mix impact of reduced OTR tire sales. Natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. In order to mitigate some of the impact of raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2014 were $4,469 million, decreasing $384 million, or 7.9%, from $4,853 million in the first quarter of 2013. Goodyear net loss was $51 million in the first quarter of 2014, compared to net income of $33 million in the first quarter of 2013. Goodyear net loss available to common shareholders was $58 million, or $0.23 per share, in the first quarter of 2014, compared to net income available to common shareholders of $26 million, or $0.10 per share, in the first quarter of 2013.
Net sales decreased in the first quarter of 2014, due primarily to lower sales in other tire-related businesses of $202 million, primarily in North America due to a decrease in the volume of third-party chemical sales, unfavorable foreign currency of $126 million, primarily in Latin America and Asia Pacific, and a decline in price and product mix of $98 million, primarily in EMEA and North America as a result of the impact of lower raw material costs on pricing. These declines were partially offset by higher tire volume of $44 million, primarily in EMEA.
Worldwide tire unit sales in the first quarter of 2014 were 40.0 million units, increasing 0.5 million units, or 1.2%, from 39.5 million units in the first quarter of 2013. The increase in units was driven primarily by EMEA, partially offset by a decrease in Latin America, primarily in Venezuela. Replacement tire volume increased 0.7 million units, or 2.6%, primarily in EMEA. Original equipment ("OE") tire volume decreased 0.2 million units, or 1.8%, primarily in Latin America.
Cost of goods sold (“CGS”) in the first quarter of 2014 was $3,518 million, decreasing $422 million, or 10.7%, from $3,940 million in the first quarter of 2013. CGS decreased due to lower costs in other tire-related businesses of $202 million, lower raw material costs of $155 million, favorable foreign currency translation of $95 million, primarily in Latin America and Asia Pacific, and lower conversion costs of $54 million. These decreases were partially offset by higher volume of $42 million, primarily in EMEA. Conversion costs were favorably impacted by lower under-absorbed fixed overhead costs of approximately $48 million due to higher production volume, primarily in EMEA and North America. CGS in the first quarter of 2014 included pension expense of $44 million, excluding the pension curtailment and settlement charges described below, which decreased from $63 million in the first quarter of 2013, due primarily to increased funding and returns on higher pension assets related to our North America plans.
CGS in the first quarter of 2014 included a pension curtailment loss of $33 million ($32 million after-tax and minority) as a result of the future accrual freezes to pension plans in North America and a pension settlement loss of $5 million ($4 million after-tax and minority) related to lump sum payments to settle certain liabilities for our U.K. pension plans. The first quarter of 2014 also included accelerated depreciation of $1 million ($1 million after-tax and minority) compared to $5 million ($4 million after-tax and minority) in the 2013 period, which was primarily related to the plan to close one of our manufacturing facilities in Amiens, France. CGS was 78.7% of sales in the first quarter of 2014 compared to 81.2% in the first quarter of 2013. CGS also included savings from rationalization plans of $10 million and an additional savings of $6 million related to the the closure of one of our manufacturing facilities in Amiens, France.
SAG in the first quarter of 2014 was $667 million, increasing $22 million, or 3.4%, from $645 million in the first quarter of 2013. The increase in SAG was due to higher incentive compensation costs, primarily driven by improved operating results in recent years and an increase in the Company's stock price. SAG was 14.9% of sales in the first quarter of 2014, compared to 13.3% in the first quarter of 2013. SAG in the first quarter of 2014 included pension expense of $14 million, compared to $16 million in 2013, primarily related to North America. SAG also included savings from rationalization plans of $6 million.
We recorded net rationalization charges of $41 million ($29 million after-tax and minority) in the first quarter of 2014. Net charges include charges of $61 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $20 million, primarily related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in the first quarter of 2014 primarily consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA and Asia Pacific also initiated plans to reduce SAG headcount. We recorded net rationalization charges of $7 million in the first quarter of 2013 ($6 million after-tax and minority).
Interest expense in the first quarter of 2014 was $105 million, increasing $20 million, or 23.5%, from $85 million in the first quarter of 2013. Interest expense increased due to higher average debt balances of $6,685 million in the first quarter of 2014 compared to $5,834 million in the first quarter of 2013 and higher average interest rates of 6.28% in the first quarter of 2014 compared to 5.83% in the first quarter of 2013.
Other Expense in the first quarter of 2014 was $168 million, increasing $42 million, or 33.3%, from $126 million in the first quarter of 2013. Net foreign currency exchange losses included in Other Expense increased $30 million in the first quarter of 2014 reflecting a net remeasurement loss of $157 million ($132 million after-tax and minority) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar, compared to $115 million ($92 million after-tax and minority) in the first quarter of 2013. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Other Expense in the first quarter of 2014 also included charges of $7 million ($7 million after-tax and minority) related to labor claims for a previously closed facility in EMEA. Other Expense in the first quarter of 2014 and 2013 both included net losses on asset sales of $2 million ($2 million after-tax and minority).
Other Expense in the first quarter of 2014 and 2013 also included royalty income of $9 million and $10 million, respectively. A substantial portion of royalty income results from the amortization of deferred revenue from prepaid trademark licensing royalties associated with the sale of our former Engineered Products business to The Carlyle Group in 2007. In the first quarter of 2014, The Carlyle Group announced that it has entered into an agreement to sell that business to Continental AG. If that transaction is consummated, we expect to terminate the licensing agreement and recognize the unamortized balance of the deferred revenue, which would result in a one-time gain totaling approximately $170 million.
Tax expense in the first quarter of 2014 was $8 million on a loss before income taxes of $30 million. In the first quarter of 2013, we recorded tax expense of $19 million on income before income taxes of $50 million. Income tax expense in the first quarter of 2013 was favorably impacted by $12 million ($12 million after minority interest) due primarily to an enacted tax law change. In addition to this discrete item, the differences between our effective tax rate and the U.S. statutory rate in both years were primarily attributable to charges that are not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela and continuing to maintain a full valuation allowance on our U.S. deferred tax assets.
At January 1, 2014, our valuation allowance on our U.S. deferred tax assets was approximately $2,400 million. Since 2002, Goodyear has maintained a full valuation allowance on its U.S. net deferred tax asset position. Each reporting period we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence that we evaluate is the cumulative losses incurred in recent periods. Through 2012, our history of U.S. operating losses limited the weight we applied to other subjective evidence such as our projections for future profitability. Before we would change our judgment on the need for a full valuation allowance a sustained period of operating profitability is required. Considering the duration and magnitude of our U.S. operating losses it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets.
Our conclusion to maintain a full valuation allowance on our U.S. deferred tax assets considered the following recent positive evidence. In 2013, we delivered a full year of U.S. earnings driven by North America's operating results. During the first quarter of 2014, we fully funded our hourly U.S. pension plans and, in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans will be frozen to future accruals effective April 30, 2014. Freezing these plans reduces future earnings volatility and enables us to more accurately forecast and deliver sustained profitable U.S. operating results. Profits in recent quarters now provide us the opportunity to apply greater significance to our forecasts in our assessment of the need to retain a valuation allowance. If we achieve another full year of significant U.S. earnings in 2014 and forecasts for 2015 and beyond show continued profitability, we may have sufficient evidence to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets during 2014. We believe it is reasonably possible that this positive evidence will be available. We measure deferred tax assets and liabilities using the enacted tax laws that apply in the years that we anticipate our deferred tax assets and liabilities will be recovered or paid. New U.S. corporate income tax laws enacted prior to a release of our valuation allowance could materially impact the value of our deferred tax assets and would be considered in our assessment of the need for a valuation allowance.
In the periods after which our U.S. valuation allowance is released, we would expect an increase in our effective tax rate as a result of recording tax expense on our U.S. earnings. Until such time that we exhaust our tax credits and tax loss carryforwards, the release of the valuation allowance would not affect our cash tax payments.

Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist during 2014. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $80 million ($60 million net of minority interest).
Minority shareholders’ net income in the first quarter of 2014 was $13 million, compared to a net loss of $2 million in 2013. The increase was due primarily to increased earnings in our joint venture in Europe.

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
Total segment operating income in the first quarter of 2014 was $373 million increasing $71 million from $302 million in the first quarter of 2013. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2014 was 8.3%, compared to 6.2% in the first quarter of 2013.
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
North America

	Three Months Ended March 31,
				Percent
(In millions)	2014	2013	Change	Change
Tire Units	14.6	14.8	(0.2)	(1.4)%
Net Sales	$1,879	$2,166	$(287)	(13.3)%
Operating Income	156	127	29	22.8%
Operating Margin	8.3%	5.9%
North America unit sales in the first quarter of 2014 decreased 0.2 million units, or 1.4%, to 14.6 million units. OE tire volume decreased 0.2 million units, or 5.1%, partially driven by a decline in consumer OE tire volume mainly related to the adverse winter weather conditions early in the quarter that impacted the vehicle production of certain OE manufacturers. Replacement tire volume, also impacted by adverse winter weather conditions, remained flat.
Net sales in the first quarter of 2014 were $1,879 million, decreasing $287 million, or 13.3%, from $2,166 million in the first quarter of 2013. The decrease was due primarily to lower sales in our other tire-related businesses of $201 million, driven by a decrease in volume of third-party chemical sales. In addition, net sales declined due to lower price and product mix of $52 million, as a result of the impact of lower raw material costs on pricing, lower tire volume of $22 million, and unfavorable foreign currency translation of $12 million.
Operating income in the first quarter of 2014 was $156 million, increasing $29 million, or 22.8%, from $127 million in the first quarter of 2013. The increase in operating income was due primarily to lower conversion costs of $47 million. The decrease in conversion costs included lower under-absorbed overhead of $17 million resulting from higher production volumes, favorable pension costs of $15 million and reduced profit sharing of $10 million. Operating income also benefited from a decline in raw material costs of $61 million, which more than offset the effect of lower price and product mix of $58 million. These improvements were partially offset by increased transportation costs of $9 million, increased SAG expenses of $5 million due primarily to higher incentive compensation costs, and lower volume of $4 million. Conversion costs and SAG expenses included net savings from rationalization plans of $7 million and $3 million, respectively.

Operating income in the first quarter of 2014 excluded net pension curtailment charges of $33 million and a net rationalization reversal of $1 million. Operating income in the first quarter of 2013 excluded net rationalization charges of $2 million and a net loss on asset sales of $1 million.
Europe, Middle East and Africa

	Three Months Ended March 31,
				Percent
(In millions)	2014	2013	Change	Change
Tire Units	16.2	15.1	1.1	7.3%
Net Sales	$1,676	$1,607	$69	4.3%
Operating Income	110	31	79	254.8%
Operating Margin	6.6%	1.9%
Europe, Middle East and Africa unit sales in the first quarter of 2014 increased 1.1 million units, or 7.3%, to 16.2 million units. OE tire volume increased 0.5 million units, or 11.4%, and replacement tire volume increased 0.6 million units, or 5.8%. Increased unit volumes reflect higher industry volumes across EMEA during the quarter.
Net sales in the first quarter of 2014 were $1,676 million, increasing $69 million, or 4.3%, from $1,607 million in the first quarter of 2013. Net sales increased due primarily to higher tire volume of $111 million and favorable foreign currency translation of $20 million. These increases were partially offset by unfavorable price and product mix of $60 million, driven by the impact of lower raw material costs on pricing.
Operating income in the first quarter of 2014 was $110 million, increasing $79 million, or 254.8%, from $31 million in the first quarter of 2013. Operating income increased due primarily to a decline in raw material costs of $60 million, which more than offset the effect of lower price and product mix of $21 million. Operating income was also positively impacted by lower conversion costs of $21 million, higher tire volume of $19 million and net savings of $6 million from the closure of one of our Amiens, France manufacturing facilities. Decreased conversion costs included lower under-absorbed overhead of $35 million resulting from higher production volumes, partially offset by increased wages and depreciation. Operating income in 2014 was also negatively impacted by $11 million for a charge related to the expected cost of a Commercial customer satisfaction program. SAG expenses included net savings from rationalization plans of $2 million.
The exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities are expected to improve EMEA operating income by approximately $75 million annually following the closure, with savings of approximately $40 million in 2014. The Amiens facility closed in the first quarter of 2014. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014.
Operating income in the first quarter of 2014 excluded net rationalization charges of $38 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $7 million related to labor claims with respect to a previously closed facility, a net loss on asset sales of $2 million and charges for accelerated depreciation of $1 million. Operating income in the first quarter of 2013 excluded a charge of $5 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, net rationalization charges of $3 million and a net loss on asset sales of $2 million.
Latin America

	Three Months Ended March 31,
				Percent
(In millions)	2014	2013	Change	Change
Tire Units	4.0	4.5	(0.5)	(11.0)%
Net Sales	$422	$513	$(91)	(17.7)%
Operating Income	42	60	(18)	(30.0)%
Operating Margin	10.0%	11.7%
Latin America unit sales in the first quarter of 2014 decreased 0.5 million units, or 11.0%, to 4.0 million units. OE tire volume decreased 0.4 million units, or 30.2%, driven primarily by weaker consumer OE vehicle production in Brazil and our selective fitment strategy in the consumer OE business. Replacement tire volume decreased 0.1 million units, or 1.8%, driven by a decline of 0.3 million units in Venezuela as a result of labor-related issues, partially offset by strong volume growth of 0.2 million units, or 9.9%, in other countries across the region.

Net sales in the first quarter of 2014 were $422 million, decreasing $91 million, or 17.7%, from $513 million in the first quarter of 2013. Net sales decreased due primarily to unfavorable foreign currency translation of $93 million, mainly in Brazil and Venezuela, and lower tire volume of $52 million. These decreases were partially offset by improved price and product mix of $49 million, including a favorable shift from OE to replacement products, and higher sales in other tire-related businesses of $6 million.
Operating income in the first quarter of 2014 was $42 million, decreasing $18 million, or 30.0%, from $60 million in the first quarter of 2013. Operating income decreased primarily due to lower tire volume of $14 million, higher conversion costs of $12 million, increased SAG expenses of $12 million, unfavorable foreign currency translation of $8 million and costs of $4 million associated with the expansion of one of our Brazilian manufacturing facilities. These decreases were partially offset by improved price and product mix of $20 million and lower raw material costs of $14 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $6 million due primarily to lower production volume in Venezuela and overall inflation, including wages and benefits. The increase in SAG expenses is due primarily to overall inflation, including wages and benefits, and higher incentive compensation costs. SAG expenses included savings from rationalization plans of $2 million.
Operating income in the first quarter of 2014 and 2013 excluded net foreign currency exchange losses of $157 million and $115 million, respectively, related to the devaluation of the Venezuelan bolivar fuerte. In addition, Latin America's operating income in the first quarter of 2013 excluded a net gain on asset sales of $1 million.
Latin America's results in the first quarter of 2014 were negatively impacted by our Venezuelan operations, which produced an operating loss of $8 million in the first quarter of 2014, declining $9 million from operating income of $1 million in the first quarter of 2013. The decline in operating income resulted from a significant reduction in production levels, changes in the exchange rate applicable to settle certain transactions and government price and profit margin controls. Latin America's results in the first quarter of 2013 were negatively impacted by the February 2013 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar.  On April 5, 2014, associates at our Venezuelan manufacturing facility ratified our new labor contract.  Prior to the agreement, labor-related issues in Venezuela resulted in reduced production and sales.  While we expect the environment in Venezuela to remain volatile, recent developments related to government price and profit margin controls, which may limit our ability to offset the impact of the change in the exchange rate used to remeasure our financial statements (to the SICAD I auction rate), and the labor issues described above are expected to adversely impact Latin America's 2014 operating income by approximately $40 million to $60 million compared to 2013. For further information see “Note to the Consolidated Financial Statements No. 3, Other Expense,” and “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-Q and “Item 1A. Risk Factors,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” in our 2013 Form 10-K.
In 2014, costs associated with the expansion of one of our Brazilian manufacturing facilities are expected to negatively impact Latin America's segment operating income by $20 million to $25 million compared to 2013.
Asia Pacific

	Three Months Ended March 31,
				Percent
(In millions)	2014	2013	Change	Change
Tire Units	5.2	5.1	0.1	1.5%
Net Sales	$492	$567	$(75)	(13.2)%
Operating Income	65	84	(19)	(22.6)%
Operating Margin	13.2%	14.8%
Asia Pacific unit sales in the first quarter of 2014 increased 0.1 million units, or 1.5%, to 5.2 million units. Replacement tire volume increased 0.1 million units, or 2.7%, while OE tire volume remained flat. The increase in replacement tire unit volume was primarily due to growth in India and China, partially offset by a decline in Australia as a result of a continued weak economic environment.
Net sales in the first quarter of 2014 were $492 million, decreasing $75 million, or 13.2%, from $567 million in the first quarter of 2013. Net sales decreased due to unfavorable foreign currency translation of $41 million, primarily driven by the depreciation of the Australian dollar and Indian rupee, unfavorable price and product mix of $35 million, driven primarily by the impact of unfavorable mix due to lower OTR product sales and the impact of lower raw material costs on pricing, and lower sales in other tire-related businesses of $6 million, primarily in our retail operations. These decreases were partially offset by higher volumes of $7 million.
Operating income in the first quarter of 2014 was $65 million, decreasing $19 million, or 22.6%, from $84 million in the first quarter of 2013. Operating income decreased due primarily to lower price and product mix of $22 million, partially driven by the impact of unfavorable mix due to lower OTR product sales. Lower price and product mix was partially offset by the effect of lower raw material costs of $20 million. Operating income was also negatively impacted by unfavorable foreign currency translation of $8 million, higher SAG expenses of $7 million, driven primarily by wages and benefits, lower insurance recoveries of $7 million related to the fourth quarter 2011 Thailand flood, higher conversion costs of $2 million and lower income from other tire-related businesses of $1 million, primarily in our retail operations. The decreases were partially offset by lower start-up expenses for our new manufacturing facility in Pulandian, China of $11 million and higher volume of $1 million.
Operating income in the first quarter of 2014 excluded net rationalization charges of $4 million, primarily in Australia. Operating income in the first quarter of 2013 excluded net rationalization charges of $2 million.
In the first quarter of 2013, on a consolidated basis, we recorded a $9 million net benefit ($6 million after-tax and minority), which included $7 million in Asia Pacific, due to insurance recoveries for the fourth quarter 2011 flood in Thailand.
In 2014, decreases in start-up expenses at our manufacturing facility in Pulandian, China are anticipated to improve Asia Pacific's segment operating income by $20 million to $25 million compared to 2013.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
In the first quarter of 2014, we experienced stabilizing industry conditions in developed markets as the economic recovery in Europe and the United States continued. However, we experienced weakening industry conditions in emerging markets. Labor-related issues at our manufacturing facility in Venezuela, combined with social unrest and economic uncertainty in that country, adversely impacted Latin America, and slowing growth adversely impacted Asia Pacific.
We have now fully funded substantially all of our U.S. pension plans, thereby addressing a significant legacy liability and effecting a significant improvement in our capital structure. The successful execution of our pension strategy will improve earnings and operating cash flow and provide greater transparency to our underlying tire business.
At March 31, 2014, we had $1,853 million in Cash and cash equivalents, compared to $2,996 million at December 31, 2013. For the three months ended March 31, 2014, net cash used by operating activities was $1,543 million due primarily to pension contributions and direct payments of $1,223 million and cash used for working capital of $590 million. Net cash used by investing activities was $211 million, driven primarily by capital expenditures of $229 million. Net cash provided by financing activities was $795 million primarily driven by net borrowings of $845 million.
At March 31, 2014, we had $1,751 million of unused availability under our various credit agreements, compared to $2,726 million at December 31, 2013. The table below presents unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2014	2013
First lien revolving credit facility	$939	$1,155
European revolving credit facility	37	546
Pan-European accounts receivable facility	—	179
Other domestic and international debt	293	373
Notes payable and overdrafts	482	473
	$1,751	$2,726
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
During the first quarter of 2014, we made contributions of $1,167 million, including $907 million of discretionary contributions, to fully fund our hourly U.S. pension plans. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. Our hourly U.S. pension plans, along with our frozen and fully funded U.S. pension plans, are invested in a portfolio of substantially all fixed income securities.
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
We expect our 2014 cash flow needs to include capital expenditures of approximately $900 million to $1.0 billion. We also expect interest expense to range between $430 million and $455 million and, when and if future dividends are declared, dividends on our common stock to be $54 million. We expect to contribute approximately $1.3 billion to our funded U.S. and non-U.S. pension plans in 2014, inclusive of our first quarter 2014 U.S. pension contributions of $1,167 million. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We have commenced arbitration proceedings seeking the dissolution of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”), damages and other appropriate relief. The dissolution of the global alliance could require us to make a payment to acquire SRI’s interests in Goodyear Dunlop Tires Europe B.V. (“GDTE") and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”), which could be offset by payments to us in respect of the dissolution or for damages. We do not anticipate that the resolution of the arbitration proceedings will have a material adverse impact on our customers, results of operations or liquidity. We expect that any net payment by us to SRI could be made from our cash generated from operations, existing cash or available credit. Subject to those arbitration proceedings, SRI also has certain minority exit rights under the global alliance agreements that, if triggered and exercised, could require us to make a payment to acquire SRI’s interests in GDTE and GDTNA following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business - Global Alliance" in our 2013 Form 10-K. As of the date of this filing, SRI has not provided us written notice of its intention to exercise any exit rights that may have become exercisable.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, Argentina and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan, Argentinian and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2014, approximately $660 million of net assets, including $365 million of cash and cash equivalents, were subject to such requirements, including $261 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China, Argentina and South Africa have not adversely impacted our ability to make transfers out of those countries.
Our Venezuelan subsidiary, C.A. Goodyear de Venezuela ("Goodyear Venezuela"), manufactures, markets and distributes consumer and commercial tires throughout Venezuela.  A substantial portion of the raw materials used in the production of the tires it manufactures, including natural and synthetic rubber, are imported from other Goodyear facilities and from third parties.  Certain finished tires are also imported from other Goodyear manufacturing facilities.  In addition, Goodyear Venezuela is a party to various service and licensing agreements with other Goodyear companies.
Since Venezuela's economy is considered to be highly inflationary under U.S. generally accepted accounting principles, the U.S. dollar is the functional currency of Goodyear Venezuela. All gains and losses resulting from the remeasurement of its financial statements are reported in Other Expense. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. As a result of the devaluation, we recorded a $115 million remeasurement loss on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, in the first quarter of 2013.
Through December 31, 2013, substantially all of our transactions were subject to the approval of the Commission for the Administration of Currency Exchange ("CADIVI"). In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace CADIVI. In addition, effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD I”) rate, which was 11.4 and 10.7 bolivares fuertes to the U.S. dollar at January 24, 2014 and March 31, 2014, respectively. The official exchange rate for settling certain transactions, including imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar. In addition, effective March 24, 2014, the Venezuelan government implemented a third currency exchange rate, SICAD II, which is open to all companies in Venezuela to obtain U.S. dollars for any purpose. The SICAD II rate is also an auction-based floating rate and was approximately 50 bolivares fuertes to the U.S. dollar at March 31, 2014.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by Goodyear Venezuela. We expect that future remittances of dividends by Goodyear Venezuela will be transacted at the SICAD I rate and, therefore, we recorded a remeasurement loss of $157 million on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, using the SICAD I rate of 11.4 bolivares fuertes to the U.S. dollar as of January 24, 2014. We also recorded a subsidy receivable of $50 million related to certain U.S. dollar-denominated payables for goods that are expected to be settled at the official exchange rate of 6.3 bolivares fuertes per U.S. dollar. At March 31, 2014, the subsidy receivable was $45 million. A portion of this subsidy will reduce cost of goods sold in periods when the related inventory is sold. If we remeasured our bolivar fuerte-denominated assets and liabilities at the SICAD II rate of approximately 50 bolivares fuertes to the U.S. dollar at March 31, 2014, we would have recorded an additional remeasurement loss of approximately $235 million, including the derecognition of the subsidy receivable.
In the first quarter of 2014, we used the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar to settle foreign currency transactions in Venezuela and did not use the SICAD I or SICAD II rates to settle any transactions. If in the future we convert bolivares fuertes at a rate other than the March 31, 2014 SICAD I rate of 10.7 bolivares fuertes to the U.S. dollar, or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations. At March 31, 2014, we had bolivar fuerte-denominated monetary assets of $354 million, which consisted primarily of $261 million of cash, $49 million of accounts receivable and $32 million of deferred tax assets, and bolivar fuerte-denominated monetary liabilities of $112 million, which consisted primarily of $57 million of intercompany payables, including $24 million of dividends, $18 million of compensation and benefits, $16 million of long term benefits and $12 million of accounts payable — trade. At December 31, 2013, we had bolivar fuerte-denominated monetary assets of $496 million, which consisted primarily of $443 million of cash, $18 million of deferred tax assets and $17 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $180 million, which consisted primarily of $96 million of intercompany payables, including $41 million of dividends, $25 million of accounts payable — trade, $24 million of long term benefits and $20 million of short term compensation and benefits. All monetary assets and liabilities were remeasured at 10.7 and 6.3 bolivares fuertes to the U.S. dollar at March 31, 2014 and December 31, 2013, respectively.
Goodyear Venezuela’s sales were 0.8% and 1.9% of our net sales for the three months ended March 31, 2014 and 2013, respectively. Goodyear Venezuela’s cost of goods sold were 1.1% and 2.1% of our cost of goods sold for the three months ended March 31, 2014 and 2013, respectively. Goodyear Venezuela's operating loss was $8 million in the first quarter of 2014 as compared to operating income of $1 million in the first quarter of 2013. Goodyear Venezuela’s sales are bolivar fuerte-denominated, its cost of goods sold are approximately 70% bolivar fuerte-denominated and approximately 30% U.S. dollar-denominated and its SAG is approximately 85% bolivar fuerte-denominated and approximately 15% U.S. dollar-denominated A further 10% decrease in the SICAD I rate to 11.77 bolivares fuertes to the U.S. dollar would decrease Goodyear Venezuela’s operating income by approximately $11 million on an annual basis, before any potential offsetting actions. This sensitivity assumes the official rate for settling imports of essential goods, including certain raw materials needed for the production of tires, remains unchanged.
During the three months ended March 31, 2014, Goodyear Venezuela settled $6 million of U.S. dollar-denominated intercompany payables through CADIVI/CENCOEX. For the three months ended March 31, 2014, all of the payables were settled at the exchange rate of 6.3 bolivares fuertes to the U.S. dollar. In the first quarter of 2014, we continued to obtain approval for the import of raw materials at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar.
At March 31, 2014, settlements pending before CADIVI/CENCOEX were approximately $148 million, of which approximately $31 million are expected to be settled at the SICAD I rate and approximately $117 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At March 31, 2014, $16 million of our requested settlements were pending up to 180 days, $33 million were pending from 180 to 360 days and $99 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $15 million, amounts pending from 180 to 360 days include imported tires and raw materials of $31 million, and amounts pending over one year include imported tires and raw materials of $66 million, dividends payable of $24 million, and intercompany charges for royalties of $7 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
Goodyear Venezuela contributed a significant portion of Latin America’s sales and operating income in 2013. The continuing economic and political uncertainty, difficulties importing raw materials and finished goods, floating foreign exchange rates and government price and profit margin controls in Venezuela may also adversely impact Latin America’s operating income in future periods. In response to conditions in Venezuela, we continuously evaluate the prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price and profit margin controls. We will also manage our operations in Venezuela to limit our net investment and working capital exposure through adjustments to our production volumes, which could also result in further earnings volatility. These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in Goodyear Venezuela. We will continue to assess the information relative to available Venezuelan exchange rates and the impact on our financial position, results of operations and liquidity.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2014 and to provide us with flexibility to respond to further changes in the business environment.

Operating Activities
Net cash used in operating activities was $1,543 million in the first three months of 2014, compared to $937 million in the first three months of 2013. Operating cash flows were unfavorably impacted by increased pension contributions and direct payments of $315 million, increased working capital needs of $255 million, and decreased earnings of $69 million which reflects increased non-cash charges of $42 million for the remeasurement of the Venezuelan bolivar fuerte. The increase in cash used for working capital in 2014 was primarily due to an increase in inventories in North America in 2014 to support sales growth. The increase in pension contributions was due primarily to first quarter 2014 discretionary contributions to fully fund our hourly U.S. pension plans.
Investing Activities
Net cash used in investing activities was $211 million in the first three months of 2014, compared to $283 million in the first three months of 2013. Capital expenditures were $229 million in the first three months of 2014, compared to $271 million in the first three months of 2013. Beyond expenditures required to sustain our facilities, capital expenditures in 2014 primarily related to expansion of manufacturing capacity in North America, Japan and Brazil. Expenditures in 2013 primarily related to expansion of manufacturing capacity in Japan, Brazil and Chile.
Financing Activities
Net cash provided by financing activities was $795 million in the first three months of 2014, compared to $1,462 million in the first three months of 2013. Financing activities in 2014 included net borrowings of $845 million used to fund working capital needs and capital expenditures. Net borrowings of $1,486 million in 2013 included net proceeds of $885 million from the first quarter issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021 and borrowings of approximately $256 million under the European revolving credit facility, used primarily to fund pension contributions, working capital needs and capital expenditures.
Credit Sources
In aggregate, we had total credit arrangements of $9,190 million available at March 31, 2014, of which $1,751 million were unused, compared to $9,293 million available at December 31, 2013, of which $2,726 million were unused. At March 31, 2014, we had long term credit arrangements totaling $8,682 million, of which $1,269 million were unused, compared to $8,806 million and $2,253 million, respectively, at December 31, 2013. At March 31, 2014, we had short term committed and uncommitted credit arrangements totaling $508 million, of which $482 million were unused, compared to $482 million and $473 million, respectively, at December 31, 2013. The continued availability of the short term uncommitted arrangements are at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At March 31, 2014, we had $3,358 million of outstanding notes, compared to $3,356 million at December 31, 2013.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2013 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility initially bear interest at LIBOR plus 150 basis points, based on our current liquidity. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2014, our borrowing base, and therefore our availability, under the facility was $587 million below the facility's stated amount of $2.0 billion.

At March 31, 2014, the amount outstanding under the first lien revolving credit facility was $100 million. At December 31, 2013, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $374 million at March 31, 2014 and $375 million at December 31, 2013.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. At March 31, 2014 and December 31, 2013, this facility was fully drawn.
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
At March 31, 2014, the amounts outstanding under the German tranche and all-borrower tranche were $138 million (€100 million) and $372 million (€270 million), respectively. At December 31, 2013, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $5 million (€3 million) at March 31, 2014 and December 31, 2013.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in financial condition since December 31, 2011 under the first lien facility and December 31, 2010 under the European facility. Each of the facilities described above have customary defaults, including cross-defaults to material indebtedness of Goodyear and our subsidiaries. For a description of the collateral securing the above facilities as well as the covenants applicable to them, please refer to “Covenant Compliance” below, the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2013 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides up to €450 million of funding and expires on July 30, 2015. Availability under this facility is based on eligible receivable balances. The facility is subject to the customary renewal of its back-up liquidity commitments, which expire on October 17, 2014.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At March 31, 2014, the amounts available and utilized under this program totaled $364 million (€264 million). At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $79 million (85 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At March 31, 2014, the amounts available and utilized under this program were $79 million and $49 million, respectively. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At March 31, 2014, the gross amount of receivables sold was $264 million, compared to $301 million at December 31, 2013.

Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. At March 31, 2014 and December 31, 2013, agreements for such supplier financing programs totaled approximately $400 million.
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
We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of March 31, 2014, our availability under this facility of $939 million, plus our Available Cash of $556 million, totaled $1,495 billion, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2014, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at March 31, 2014 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At March 31, 2014, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.

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
Dividends and Common Stock Repurchase Program
Under our primary credit facilities and some of our note indentures, we are permitted to pay dividends on and repurchase our capital stock (which constitute restricted payments) as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities or indentures following the payment, and certain financial tests are satisfied.
In the first three months of 2014, we paid cash dividends of $7 million on our mandatory convertible preferred stock. On March 6, 2014, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.7344 per share of mandatory convertible preferred stock or $7 million in the aggregate. The dividend was paid on April 1, 2014 to stockholders who presented the preferred stock for mandatory conversion on that date. No further dividends will be paid on our preferred stock following the conversion to shares of common stock on April 1, 2014.
In the first three months of 2014, we paid cash dividends of $12 million on our common stock. On April 14, 2014, the Company's Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.05 per share of common stock, or approximately $14 million in the aggregate. The dividend will be paid on June 2, 2014 to stockholders of record as of the close of business of May 1, 2014. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in the Company’s common stock repurchase program. That authorization expires on September 20, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs. During the first three months of 2014, the Company repurchased 850,000 shares at an average price, including commissions, of $27.12 per share, or $23 million in the aggregate.
The restrictions imposed by our credit facilities and indentures did not affect our ability to pay the dividends on or repurchase our capital stock as described above, and are not expected to affect our ability to pay similar dividends or make similar repurchases in the future.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2014, 42% of our debt was at variable interest rates averaging 5.15%.
The following table presents information about long term fixed rate debt, excluding capital leases, at March 31, 2014:

(In millions)
Carrying amount — liability	$4,090
Fair value — liability	4,455
Pro forma fair value — liability	4,545
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2014, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at March 31, 2014:

(In millions)
Fair value — asset (liability)	$(6)
Pro forma decrease in fair value	(100)
Contract maturities	4/14-3/15
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2014, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at March 31, 2014 as follows:

(In millions)
Accounts receivable	$9
Other Current Liabilities	(15)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We completed a phased implementation of enterprise resource planning systems in our Latin America SBU during the first quarter of 2014. We believe we maintained and monitored appropriate internal controls during the implementation period. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the period ended December 31, 2013, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 74,000 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2014, approximately 600 new claims were filed against us and approximately 800 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2014 was $6 million. At March 31, 2014, there were approximately 73,800 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
SRI Arbitration Proceedings
We have learned that our joint venture partner, SRI, has engaged in anticompetitive conduct that we concluded warrants the dissolution of the global alliance with SRI. On January 10, 2014, we commenced arbitration proceedings in the International Court of Arbitration of the International Chamber of Commerce seeking the dissolution of the global alliance, damages and other appropriate relief. On March 26, 2014, SRI filed its answer and counterclaims to our request for arbitration. SRI’s counterclaims allege various breaches of the global alliance agreements by us and seek damages and other relief. We believe that our claims and defenses are meritorious and will vigorously prosecute those claims and defend ourselves; however, arbitration is subject to uncertainties which make it difficult to predict the timing and outcome of the proceedings. We do not anticipate that the resolution of the arbitration proceedings will have a material adverse impact on our customers, results of operations or liquidity.
Reference is made to Item 3 of Part I of our 2013 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in our 2013 Form 10-K for a discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
1/1/14-1/31/14	491	$24.44	—	$100,000,000
2/1/14-2/28/14	151,968	26.64	—	$100,000,000
3/1/14-3/31/14	1,034,829	27.14	850,000	$76,949,341
Total	1,187,288	$27.07	850,000	$76,949,341
(1) Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.
(2) On September 18, 2013, the Board of Directors authorized $100 million for use in the Company’s common stock repurchase program. That authorization expires on September 20, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs. During the three month period ended March 31, 2014, the Company repurchased 850,000 shares at an average price, including commissions, of $27.12 per share.

ITEM 6. EXHIBITS.
See the Index of Exhibits at page E-1, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 29, 2014	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2014
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101