Form 10-Q/A
period 2014-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2014-05-02
CIK 42582

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

Explanatory Note
The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, of The Goodyear Tire & Rubber Company (the “Company”) that was filed with the Securities and Exchange Commission on April 29, 2014 (the “Form 10-Q”), is to provide a corrected Exhibit 32.1 to the Form 10-Q. Exhibit 32.1 has been revised to include conformed signatures, which were inadvertently omitted from the original filing.
Except as set forth above, no other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not modify or update any disclosures in the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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