Form 10-Q
period 2014-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2014-07-30
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2014:	275,312,681

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Net Sales	$4,656	$4,894	$9,125	$9,747
Cost of Goods Sold	3,532	3,846	7,050	7,786
Selling, Administrative and General Expense	698	691	1,365	1,336
Rationalizations (Note 2)	24	13	65	20
Interest Expense	102	102	207	187
Other (Income) Expense (Note 3)	8	(14)	176	112
Income before Income Taxes	292	256	262	306
United States and Foreign Taxes (Note 4)	60	63	68	82
Net Income	232	193	194	224
Less: Minority Shareholders’ Net Income	19	5	32	3
Goodyear Net Income	213	188	162	221
Less: Preferred Stock Dividends	—	7	7	15
Goodyear Net Income available to Common Shareholders	$213	$181	$155	$206
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$0.77	$0.74	$0.59	$0.84
Weighted Average Shares Outstanding (Note 5)	276	246	262	246
Diluted	$0.76	$0.67	$0.58	$0.79
Weighted Average Shares Outstanding (Note 5)	281	282	281	281

Cash Dividends Declared Per Common Share	$0.05	—	$0.10	$—
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net Income	$232	$193	$194	$224
Other Comprehensive Income:
Foreign currency translation, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	21	(98)	15	(155)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	(2)	—	(2)	1
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $1 and $3 in 2014 ($3 and $7 in 2013)	25	59	57	120
Decrease in net actuarial losses, net of tax of $3 and $3 in 2014 ($2 and $2 in 2013)	5	27	24	124
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	—	1	42	1
Deferred derivative gains (losses), net of tax of $(1) and $(1) in 2014 ($1 and $1 in 2013)	1	2	(1)	6
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2014 ($1 and $1 in 2013)	—	1	1	1
Unrealized investment gains (losses), net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	6	(2)	1	15
Other Comprehensive Income (Loss)	56	(10)	137	113
Comprehensive Income	288	183	331	337
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	22	2	51	(13)
Goodyear Comprehensive Income	$266	$181	$280	$350
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30,	December 31,
	2014	2013
Assets:
Current Assets:
Cash and Cash Equivalents	$1,637	$2,996
Accounts Receivable, less Allowance — $98 ($99 in 2013)	2,841	2,435
Inventories:
Raw Materials	638	592
Work in Process	165	164
Finished Products	2,327	2,060
	3,130	2,816
Prepaid Expenses and Other Current Assets	430	397
Total Current Assets	8,038	8,644
Goodwill	663	668
Intangible Assets	137	138
Deferred Income Taxes	131	157
Other Assets	648	600
Property, Plant and Equipment, less Accumulated Depreciation — $9,373 ($9,158 in 2013)	7,325	7,320
Total Assets	$16,942	$17,527

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$3,097	$3,097
Compensation and Benefits (Notes 9 and 10)	763	758
Other Current Liabilities	1,080	1,083
Notes Payable and Overdrafts (Note 7)	7	14
Long Term Debt and Capital Leases due Within One Year (Note 7)	78	73
Total Current Liabilities	5,025	5,025
Long Term Debt and Capital Leases (Note 7)	6,677	6,162
Compensation and Benefits (Notes 9 and 10)	1,369	2,673
Deferred and Other Noncurrent Income Taxes	255	256
Other Long Term Liabilities	934	966
Total Liabilities	14,260	15,082

Commitments and Contingent Liabilities (Note 11)
Minority Shareholders’ Equity (Note 1)	613	577
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — none in 2014 (10 million in 2013), liquidation preference $50 per share	—	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 275 million (248 million in 2013) after deducting 3 million treasury shares (3 million in 2013)	275	248
Capital Surplus	3,293	2,847
Retained Earnings	2,087	1,958
Accumulated Other Comprehensive Loss	(3,830)	(3,947)
Goodyear Shareholders’ Equity	1,825	1,606
Minority Shareholders’ Equity — Nonredeemable	244	262
Total Shareholders’ Equity	2,069	1,868
Total Liabilities and Shareholders’ Equity	$16,942	$17,527
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$194	$224
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	371	357
Amortization and Write-Off of Debt Issuance Costs	10	8
Net Pension Curtailments and Settlements	39	—
Net Rationalization Charges (Note 2)	65	20
Rationalization Payments	(119)	(43)
Net Gains on Asset Sales (Note 3)	(3)	(3)
Pension Contributions and Direct Payments	(1,257)	(993)
Net Venezuela Currency Remeasurement Loss (Note 3)	157	115
Customer Prepayments and Government Grants	4	29
Insurance Proceeds	4	17
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(376)	(391)
Inventories	(318)	22
Accounts Payable — Trade	86	148
Compensation and Benefits	35	46
Other Current Liabilities	(26)	(38)
Other Assets and Liabilities	—	20
Total Cash Flows from Operating Activities	(1,134)	(462)
Cash Flows from Investing Activities:
Capital Expenditures	(441)	(493)
Asset Dispositions (Note 3)	5	7
Decrease (Increase) in Restricted Cash	3	(8)
Short Term Securities Acquired	(41)	(60)
Short Term Securities Redeemed	46	48
Other Transactions	7	4
Total Cash Flows from Investing Activities	(421)	(502)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	18	29
Short Term Debt and Overdrafts Paid	(24)	(51)
Long Term Debt Incurred	1,314	2,115
Long Term Debt Paid	(823)	(639)
Common Stock Issued	31	5
Common Stock Repurchased (Note 12)	(65)	—
Common Stock Dividends Paid (Note 12)	(26)	—
Preferred Stock Dividends Paid (Note 12)	(15)	(15)
Transactions with Minority Interests in Subsidiaries	(34)	(8)
Debt Related Costs and Other Transactions	—	(16)
Total Cash Flows from Financing Activities	376	1,420
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(180)	(173)
Net Change in Cash and Cash Equivalents	(1,359)	283
Cash and Cash Equivalents at Beginning of the Period	2,996	2,281
Cash and Cash Equivalents at End of the Period	$1,637	$2,564
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
Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of adopting this standards update on our consolidated financial statements.
In April 2014, the FASB issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update allows only those disposals representing a strategic shift in operations with a major effect on the entity's operations and financial results to be reported as a discontinued operation. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standards update is effective for fiscal years beginning after December 15, 2014. We will adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standards update affects presentation only and, as such, is not expected to have a material impact on our consolidated financial statements.
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

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2013	$232	$5	$237
2014 Charges (1)	59	33	92
Reversed to the Statements of Operations	(5)	—	(5)
Incurred, Net of Foreign Currency Translation	(95)	(28)	(123)
Balance at June 30, 2014	$191	$10	$201

(1)	Charges in the first six months of 2014 of $92 million exclude $22 million of pension curtailment gains recorded in Rationalizations in the Statement of Operations.
Significant rationalization actions initiated in 2014 consisted primarily of manufacturing headcount reductions related to Europe, Middle East and Africa's ("EMEA") plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce selling, administrative and general ("SAG") headcount.
The accrual balance of $201 million at June 30, 2014 is expected to be substantially utilized within the next 12 months and includes $153 million related to the plan to exit the farm tire business and close one of our manufacturing facilities in Amiens, France.
The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current Year Plans
Associate Severance and Other Related Costs	$5	$5	$9	$5
Other Exit and Non-Cancelable Lease Costs	—	—	1	—
Current Year Plans - Net Charges	$5	$5	$10	$5

Prior Year Plans
Associate Severance and Other Related Costs	$10	$6	$45	$6
Pension Curtailment Gain	(2)	—	(22)	—
Other Exit and Non-Cancelable Lease Costs	11	2	32	9
Prior Year Plans - Net Charges	19	8	55	15
Total Net Charges	$24	$13	$65	$20

Asset Write-off and Accelerated Depreciation Charges	$2	$5	$3	$10

Substantially all of the new charges for the three and six months ended June 30, 2014 and 2013 related to future cash outflows. Net prior year plan charges for the three and six months ended June 30, 2014 of $19 million and $55 million, respectively, include charges of $14 million and $64 million, respectively, for associate severance and idle plant costs, partially offset by a pension curtailment gain of $2 million and $22 million, respectively, related to the closure of one of our manufacturing facilities in Amiens, France. Net charges for the three and six months ended June 30, 2014 included reversals of $2 million and $5 million, respectively, and net charges for the three and six months ended June 30, 2013 included reversals of $4 million and $7 million, respectively, for actions no longer needed for their originally intended purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Approximately 200 associates will be released under plans initiated in 2014, of which approximately 100 associates have been released as of June 30, 2014. In the first six months of 2014, approximately 1,300 associates were released under plans initiated in prior years, primarily related to the plan to exit the farm tire business in EMEA and close one of our manufacturing facilities in Amiens, France. In total, approximately 400 associates remain to be released under rationalization plans. We believe that some former associates of the closed Amiens, France manufacturing facility may assert wrongful termination or other claims against us.  We are currently unable to estimate the number and amount of any claims that may ultimately be asserted against us, but intend to vigorously defend any such claims.
Accelerated depreciation charges for the three and six months ended June 30, 2014 related to property and equipment in one of our manufacturing facilities in the United Kingdom ("U.K.") and for the three and six months ended June 30, 2013 related primarily to property and equipment in one of our manufacturing facilities in Amiens, France. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net foreign currency exchange (gains) losses	$(2)	$(5)	$151	$118
Financing fees and financial instruments	15	14	29	27
Interest income	(13)	(7)	(19)	(12)
Royalty income	(9)	(19)	(18)	(29)
General and product liability — discontinued products	11	5	17	8
Net (gains) losses on asset sales	(5)	(5)	(3)	(3)
Miscellaneous	11	3	19	3
	$8	$(14)	$176	$112

Net foreign currency exchange gains in the second quarter of 2014 were $2 million, compared to net gains of $5 million in the second quarter of 2013. Net losses in the first six months of 2014 and 2013 were $151 million and $118 million, respectively, which included a net remeasurement loss of $157 million and $115 million, respectively, resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. Effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD I”) rate, which was 11.4 and 10.6 bolivares fuertes to the U.S. dollar at January 24, 2014 and June 30, 2014, respectively. The official exchange rate for imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar; however, the previously existing subsidy exchange rate of 4.3 bolivares fuertes to the U.S. dollar was eliminated and, accordingly, we derecognized $11 million of previously recognized subsidy receivables as part of the $157 million remeasurement loss.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. We expect that future remittances of dividends by our Venezuelan subsidiary will be transacted at the SICAD I rate and, therefore, we recorded a remeasurement loss of $157 million using the SICAD I rate of 11.4 bolivares fuertes to the U.S. dollar as of January 24, 2014. We also recorded a subsidy receivable at that date of $50 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar for essential goods, based on ongoing approvals for importation of such goods. At June 30, 2014, the subsidy receivable was $52 million. A portion of this subsidy will reduce cost of goods sold in periods when the related inventory is sold. The SICAD I rate has fluctuated since January 24, 2014 and was 10.6 bolivares fuertes to the U.S. dollar at June 30, 2014 and, accordingly, we have recognized a net foreign currency exchange gain of $15 million resulting from the decrease in the SICAD I rate from January 24, 2014 to June 30, 2014. All bolivar-denominated monetary assets and liabilities were remeasured at 10.6 and 6.3 bolivares fuertes to the U.S. dollar at June 30, 2014 and December 31, 2013, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest income in the second quarter of 2014 was $13 million, compared to interest income of $7 million in the second quarter of 2013. Interest income in the second quarter of 2014 included $9 million earned on the settlement of indirect tax claims in Latin America.
Royalty income in the second quarter of 2014 was $9 million, compared to royalty income of $19 million in the second quarter of 2013. Royalty income for the three and six months ended June 30, 2013 included a one-time royalty of $8 million related to chemical operations. Royalty income is derived primarily from licensing arrangements related to divested businesses.
Miscellaneous expense in the three and six months ended June 30, 2014 included charges of $10 million and $17 million, respectively, and in the three and six months ended June 30, 2013 included charges of $5 million, for labor claims related to a previously closed facility in EMEA.
Also included in Other (Income) Expense are financing fees and financial instruments expense consisting of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions; and general and product liability — discontinued products which includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.

NOTE 4. INCOME TAXES
In the second quarter of 2014, we recorded tax expense of $60 million on income before income taxes of $292 million. For the first six months of 2014, we recorded tax expense of $68 million on income before income taxes of $262 million. In the second quarter of 2013, we recorded tax expense of $63 million on income before income taxes of $256 million. Income tax expense in the second quarter of 2013 was unfavorably impacted by a $5 million adjustment related to prior years and a $3 million settlement of a foreign tax audit. For the first six months of 2013, we recorded tax expense of $82 million on income before income taxes of $306 million. Income tax expense for the first six months of 2013 was favorably impacted by $4 million due primarily to newly enacted law changes exceeding the discrete items noted above.
We record taxes based on overall estimated annual effective tax rates. In addition to the discrete items related to 2013 noted above, the differences between our effective tax rate and the U.S. statutory rate in both years were primarily attributable to charges that are not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela and continuing to maintain a full valuation allowance on our U.S. and certain foreign deferred tax assets.
At January 1, 2014, our valuation allowance on our U.S. deferred tax assets was approximately $2,400 million. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Through 2012 our history of U.S. operating losses limited the weight we could apply to other subjective evidence such as our projections for future profitability. Recent positive evidence includes our profitable U.S. results for the last six quarters and full funding of our hourly U.S. pension plans in January 2014, which eliminates volatility in Other Comprehensive Income. This recent positive evidence provides us the opportunity to apply greater significance to our projections in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence will exist during 2014 to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist within the next 12 months. This may result in a reduction of the valuation allowance by up to $105 million.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Earnings per share — basic:
Goodyear net income	$213	$188	$162	$221
Less: Preferred stock dividends	—	7	7	15
Goodyear net income available to common shareholders	$213	$181	$155	$206
Weighted average shares outstanding	276	246	262	246
Earnings per common share — basic	$0.77	$0.74	$0.59	$0.84

Earnings per share — diluted:
Goodyear net income	$213	$188	$162	$221
Less: Preferred stock dividends	—	—	—	—
Goodyear net income available to common shareholders	$213	$188	$162	$221
Weighted average shares outstanding	276	246	262	246
Dilutive effect of mandatory convertible preferred stock	—	33	14	33
Dilutive effect of stock options and other dilutive securities	5	3	5	2
Weighted average shares outstanding — diluted	281	282	281	281
Earnings per common share — diluted	$0.76	$0.67	$0.58	$0.79
Weighted average shares outstanding - diluted for the three and six months ended June 30, 2014 excludes approximately 1 million and 2 million equivalent shares, respectively, and for the three and six months ended June 30, 2013 excludes approximately 5 million and 6 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Sales:
North America	$2,044	$2,201	$3,923	$4,367
Europe, Middle East and Africa	1,580	1,577	3,256	3,184
Latin America	489	531	911	1,044
Asia Pacific	543	585	1,035	1,152
Net Sales	$4,656	$4,894	$9,125	$9,747
Segment Operating Income:
North America	$208	$204	$364	$331
Europe, Middle East and Africa	117	51	227	82
Latin America	59	82	101	142
Asia Pacific	76	91	141	175
Total Segment Operating Income	460	428	833	730
Less:
Rationalizations	24	13	65	20
Interest expense	102	102	207	187
Other (income) expense	8	(14)	176	112
Asset write-offs and accelerated depreciation	2	5	3	10
Corporate incentive compensation plans	19	35	46	45
Pension curtailments/settlements	—	—	33	—
Intercompany profit elimination	(4)	(3)	9	—
Retained expenses of divested operations	3	6	7	10
Other (1)	14	28	25	40
Income before Income Taxes	$292	$256	$262	$306

(1)
For the three and six months ended June 30, 2014, Other includes the elimination of $5 million and $12 million, respectively, of royalty income attributable to the strategic business units, compared to $16 million and $23 million, respectively, for the three and six months ended June 30, 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Substantially all of the pension curtailment charges of $33 million for the six months ended June 30, 2014 noted above related to our North America strategic business unit ("SBU"); however, such costs were not included in North America segment operating income for purposes of management's assessment of SBU operating performance. In addition, rationalizations, as described in Note 2, Costs Associated with Rationalization Programs; net (gains) losses on asset sales, as described in Note 3, Other (Income) Expense; and asset write-offs and accelerated depreciation are not (credited) charged to the SBUs for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Rationalizations:
North America	$—	$5	$(1)	$7
Europe, Middle East and Africa	20	3	58	6
Latin America	1	2	1	2
Asia Pacific	3	3	7	5
Total Segment Rationalizations	$24	$13	$65	$20

Net (Gains) Losses on Asset Sales:
North America	$(1)	$(3)	$(1)	$(2)
Europe, Middle East and Africa	(2)	—	—	2
Latin America	—	1	—	—
Asia Pacific	—	(3)	—	(3)
Total Segment Asset Sales	$(3)	$(5)	$(1)	$(3)
Corporate	(2)	—	(2)	—
	$(5)	$(5)	$(3)	$(3)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$2	$5	$3	$10
Total Segment Asset Write-offs and Accelerated Depreciation	$2	$5	$3	$10

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2014, we had total credit arrangements of $9,321 million, of which $2,236 million were unused. At that date, 39% of our debt was at variable interest rates averaging 5.47%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2014, we had short term committed and uncommitted credit arrangements totaling $490 million, of which $483 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2014	2013
Notes payable and overdrafts	$7	$14
Weighted average interest rate	2.09%	3.40%
Long term debt and capital leases due within one year
Other domestic and international debt (including capital leases)	$78	$73
Weighted average interest rate	5.59%	6.91%
Total obligations due within one year	$85	$87

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2014, we had long term credit arrangements totaling $8,831 million, of which $1,753 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2014		December 31, 2013
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$342		$344
8.25% due 2020	995		995
8.75% due 2020	268		267
6.5% due 2021	900		900
7% due 2022	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,195	4.75%	1,195	4.75%
€400 million revolving credit facility due 2016	314	2.53%	—	—
Pan-European accounts receivable facility due 2015	351	2.95%	207	3.19%
Chinese credit facilities	533	5.96%	537	5.86%
Other foreign and domestic debt(1)	951	8.90%	878	8.97%
	6,699		6,173
Capital lease obligations	56		62
	6,755		6,235
Less portion due within one year	(78)		(73)
	$6,677		$6,162
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
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of June 30, 2014, our borrowing base, and therefore our availability, under this facility was $429 million below the facility's stated amount of $2.0 billion.
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
At June 30, 2014 and December 31, 2013, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $374 million at June 30, 2014 and $375 million at December 31, 2013.
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
At June 30, 2014 and December 31, 2013, this facility was fully drawn.
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
At June 30, 2014, the amounts outstanding under the all-borrower tranche were $314 million (€230 million). At December 31, 2013, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $5 million (€3 million) at June 30, 2014 and December 31, 2013.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2014, the amounts available and utilized under this program totaled $351 million (€256 million). At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $80 million (85 million Australian dollars) of funding. At June 30, 2014, the amounts available and utilized under this program were $52 million. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2013 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2014, the gross amount of receivables sold was $307 million, compared to $301 million at December 31, 2013.
Chinese Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At June 30, 2014, these non-revolving credit facilities were fully drawn. There were $533 million and $537 million of borrowings outstanding under these facilities at June 30, 2014 and December 31, 2013, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Restricted cash related to funds obtained under these credit facilities was $6 million and $11 million at June 30, 2014 and December 31, 2013, respectively. These facilities can only be used to finance the relocation and expansion of our manufacturing facility in China.
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
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2014	2013
Fair Values — asset (liability):
Accounts receivable	$12	$3
Other current liabilities	(7)	(17)
At June 30, 2014 and December 31, 2013, these outstanding foreign currency derivatives had notional amounts of $920 million and $1,231 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains of $3 million and net transaction losses of $5 million for the three and six months ended June 30, 2014, respectively, compared to net transaction losses of $13 million and gains of $7 million for the three and six months ended June 30, 2013, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2014	2013
Fair Values — asset (liability):
Accounts receivable	$1	$3
Other current liabilities	(2)	(3)
At June 30, 2014 and December 31, 2013, these outstanding foreign currency derivatives had notional amounts of $154 million and $171 million, respectively, and primarily related to intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2014	2013	2014	2013
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$(3)	$2	$(7)
Amount of deferred (gain) loss reclassified from AOCL into CGS	—	2	1	2
Amounts excluded from effectiveness testing	1	—	1	—
The estimated amount of deferred losses at June 30, 2014 that is expected to be reclassified to earnings within the next twelve months is $2 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Assets:
Investments	$54	$53	$54	$53	$—	$—	$—	$—
Foreign Exchange Contracts	13	6	—	—	13	6	—	—
Total Assets at Fair Value	$67	$59	$54	$53	$13	$6	$—	$—

Liabilities:
Foreign Exchange Contracts	$9	$20	$—	$—	$9	$20	$—	$—
Total Liabilities at Fair Value	$9	$20	$—	$—	$9	$20	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

	June 30,	December 31,
(In millions)	2014	2013
Fixed Rate Debt:
Carrying amount — liability	$4,068	$4,090
Fair value — liability	4,419	4,414

Variable Rate Debt:
Carrying amount — liability	$2,631	$2,083
Fair value — liability	2,627	2,095

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Service cost — benefits earned during the period	$4	$12	$13	$23
Interest cost on projected benefit obligation	63	60	128	121
Expected return on plan assets	(77)	(84)	(157)	(168)
Amortization of: — prior service cost	—	5	1	9
— net losses	27	50	60	103
Net periodic pension cost	17	43	45	88
Net curtailments/settlements/termination benefits	—	—	32	—
Total defined benefit pension cost	$17	$43	$77	$88

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Service cost — benefits earned during the period	$9	$10	$18	$20
Interest cost on projected benefit obligation	34	32	68	65
Expected return on plan assets	(31)	(28)	(61)	(56)
Amortization of: — prior service cost	—	1	—	1
— net losses	9	14	18	30
Net periodic pension cost	21	29	43	60
Net curtailments/settlements/termination benefits	(1)	2	(14)	2
Total defined benefit pension cost	$20	$31	$29	$62

During the first quarter of 2014, we made contributions of $1,167 million, including discretionary contributions of $907 million, to fully fund our hourly U.S. pension plans. As a result, and in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans were frozen to future accruals effective April 30, 2014. Following these contributions, we changed our target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status.
Due to the accrual freeze and change in target asset allocation, we were required to remeasure the benefit obligations and assets of the hourly U.S. pension plans at January 31, 2014, which resulted in an increase to net actuarial losses included in AOCL of $31 million. The weighted average discount rate used to measure the benefit obligations of the hourly U.S. pension plans at January 31, 2014 was 4.32% as compared to 4.51% at December 31, 2013. As a result of the change in target asset allocation for the hourly U.S. pension plans, the expected annual long term return on plan assets for the hourly U.S. pension plans is 5.25% as of February 1, 2014.
As a result of the announcement of future accrual freezes to pension plans related to our North America SBU, we recognized curtailment charges of $33 million in the first quarter of 2014.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of 2014, we ceased production at one of our manufacturing facilities in Amiens, France and recorded curtailment gains of $2 million and $22 million for the three and six months ended June 30, 2014, respectively, which are included in rationalization charges, related to the termination of employees at that facility who were participants in our France retirement indemnity plan.
We expect to contribute approximately $1.3 billion to our funded U.S. and non-U.S. pension plans in 2014, including our first quarter 2014 U.S. pension contributions of $1,167 million. For the six months ended June 30, 2014, we contributed $1,167 million to our U.S. plans, all of which was contributed in the first quarter. For the three and six months ended June 30, 2014, we contributed $26 million and $72 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2014 and 2013 was $28 million and $23 million, respectively, and $55 million and $49 million, for the six months ended June 30, 2014 and 2013, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended June 30, 2014 and 2013 was $(4) million and $(2) million, respectively, and $(7) million and $(4) million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.6 million stock options, 0.1 million restricted stock units and 0.1 million performance share units during the six months ended June 30, 2014 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the six months ended June 30, 2014 were $26.44 and $11.94, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.4 years
Interest rate: 2.11%
Volatility: 43.94%
Dividend yield: 0.76%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $26.39 for restricted stock units and $29.00 for performance share units granted during the six months ended June 30, 2014.
We recognized stock-based compensation expense of $5 million and $12 million during the three and six months ended June 30, 2014, respectively. At June 30, 2014, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $34 million and is expected to be recognized over the remaining vesting period of the respective grants, through June 2018. We recognized stock-based compensation expense of $6 million and $8 million during the three and six months ended June 30, 2013, respectively.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $47 million and $45 million at June 30, 2014 and December 31, 2013, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million and $11 million were included in Other Current Liabilities at June 30, 2014 and December 31, 2013, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $308 million and $310 million for anticipated costs related to workers’ compensation at June 30, 2014 and December 31, 2013, respectively. Of these amounts, $81 million and $79 million was included in Current Liabilities as part of Compensation and Benefits at June 30, 2014 and December 31, 2013, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2014 and December 31, 2013, the liability was discounted using a risk-free rate of return. At June 30, 2014, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $40 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $317 million and $305 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2014 and December 31, 2013, respectively. Of these amounts, $43 million and $45 million were included in Other Current Liabilities at June 30, 2014 and December 31, 2013, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2014, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 108,500 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $446 million through June 30, 2014 and $432 million through December 31, 2013.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2014	December 31, 2013
Pending claims, beginning of period	74,000	73,200
New claims filed	1,000	2,600
Claims settled/dismissed	(1,100)	(1,800)
Pending claims, end of period	73,900	74,000
Payments (1)	$10	$19
________________________________

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $149 million and $145 million at June 30, 2014 and December 31, 2013, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded a receivable related to asbestos claims of $70 million and $75 million as of June 30, 2014 and December 31, 2013, respectively. We expect that approximately 50% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million were included in Current Assets as part of Accounts Receivable at both June 30, 2014 and December 31, 2013. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at June 30, 2014, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis pursuant to a coverage-in-place agreement.
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
Brazilian Indirect Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $42 million). We have filed a response contesting this assessment and are defending the matter. In the event we are unsuccessful in defending the assessment, our results of operations could be materially affected.
Greek Labor Cases
Approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. The Greek courts have issued judgments affirming Goodyear Dunlop Greece's liability to pay salaries in arrears (less incomes earned in other capacities) with respect to the 5-1/2 year period following the plant closure and permitting a reduction in the amount of that liability to the extent of severance payments previously paid to the former employees. Goodyear Dunlop Greece's remaining liability with respect to these judgments is currently estimated to be up to approximately €37 million ($51 million), which includes salaries in arrears, interest and related payroll taxes. In addition, Goodyear Dunlop Greece may be required to pay social security contributions up to €26 million ($36 million) related to any salaries in arrears it must ultimately pay. In March 2013, the former employees filed a separate claim for severance payments totaling approximately €12 million ($17 million). Goodyear Dunlop Greece is vigorously defending these cases, the ultimate outcome of which cannot be predicted at this time. We do not expect the outcome of this matter to materially affect our future results of operations.
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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $11 million at June 30, 2014, compared to $14 million at December 31, 2013. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 12. CAPITAL STOCK
Mandatory Convertible Preferred Stock
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Dividends
In the first six months of 2014, we paid cash dividends of $15 million on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion into shares of common stock on April 1, 2014.
In the first six months of 2014, we paid cash dividends of $26 million on our common stock. On July 14, 2014, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of common stock, or approximately $17 million in the aggregate. The dividend will be paid on September 2, 2014 to stockholders of record as of the close of business of August 1, 2014. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter of 2014, we repurchased 1,150,000 shares at an average price, including commissions, of $26.56 per share, or $31 million in the aggregate. During the first six months of 2014, we repurchased 2,000,000 shares at an average price, including commissions, of $26.80 per share, or $54 million in the aggregate.
In addition, we routinely repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the second

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quarter of 2014, we repurchased 84,961 shares at an average price of $26.28 per share, or $2 million in the aggregate. During the first six months of 2014, we repurchased 422,249 shares at an average price of $26.82 per share, or $11 million in the aggregate.

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2014 and 2013:

	June 30, 2014			June 30, 2013
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$1,606	$262	$1,868	$370	$255	$625
Comprehensive income:
Net income	162	13	175	221	16	237
Foreign currency translation (net of tax of $0 in 2014 and $0 in 2013)	15	2	17	(132)	(15)	(147)
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2014 and $0 in 2013)	(2)	—	(2)	1	—	1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $3 in 2014 and $7 in 2013)	55	—	55	116	—	116
Decrease (increase) in net actuarial losses (net of tax of $3 in 2014 and $2 in 2013)	12	—	12	122	—	122
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $0 in 2014 and $0 in 2013)	38	—	38	1	—	1
Deferred derivative gains (losses) (net of tax of $(1) in 2014 and $1 in 2013)	(1)	—	(1)	5	—	5
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2014 and $1 in 2013)	—	—	—	1	—	1
Unrealized investment gains (losses) (net of tax of $0 in 2014 and $0 in 2013)	1	—	1	15	—	15
Other comprehensive income (loss)	118	2	120	129	(15)	114
Total comprehensive income	280	15	295	350	1	351
Purchase of subsidiary shares from minority interest	(5)	(18)	(23)	(2)	(2)	(4)
Dividends declared to minority shareholders	—	(15)	(15)	—	(7)	(7)
Stock-based compensation plans (Note 10)	11	—	11	7	—	7
Repurchase of common stock (Note 12)	(65)	—	(65)	—	—	—
Dividends declared (Note 12)	(33)	—	(33)	(15)	—	(15)
Common stock issued from treasury	31	—	31	5	—	5
Other	—	—	—	—	(4)	(4)
Balance at end of period	$1,825	$244	$2,069	$715	$243	$958

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of period	$600	$515	$577	$534
Comprehensive income (loss):
Net income (loss)	13	(5)	19	(13)
Foreign currency translation, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	(3)	7	(2)	(8)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	1	2	2	4
Decrease (increase) in net actuarial losses, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	1	1	12	2
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	—	—	4	—
Deferred derivative gains (losses), net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	—	—	—	1
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	1	—	1	—
Other comprehensive income (loss)	—	10	17	(1)
Total comprehensive income (loss)	13	5	36	(14)
Balance at end of period	$613	$520	$613	$520

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the six months ended June 30, 2014 and 2013:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2013	$(690)	$(3,290)	$(1)	$34	$(3,947)
Other comprehensive income (loss) before reclassifications	15	12	(1)	1	27
Amounts reclassified from accumulated other comprehensive loss	(2)	93	—	—	91
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at June 30, 2014	$(678)	$(3,185)	$(2)	$35	$(3,830)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2012	$(538)	$(4,044)	$(4)	$26	$(4,560)
Other comprehensive income (loss) before reclassifications	(132)	122	5	15	10
Amounts reclassified from accumulated other comprehensive loss	1	117	1	—	119
Balance at June 30, 2013	$(669)	$(3,805)	$2	$41	$(4,431)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions) (Income) Expense	2014	2013	2014	2013
Component of AOCL	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$(2)	$—	$(2)	$1	Other (Income) Expense
Tax effect	—	—	—	—	United States and Foreign Taxes
Minority interest	—	—	—	—	Minority Shareholders' Net Income
Net of tax	$(2)	$—	$(2)	$1	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$26	$62	$60	$127	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	1	42	1	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$26	$63	$102	$128
Tax effect	(1)	(3)	(3)	(7)	United States and Foreign Taxes
Minority interest	(1)	(2)	(6)	(4)	Minority Shareholders' Net Income
Net of tax	$24	$58	$93	$117	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$—	$2	$1	$2	Cost of Goods Sold
Tax effect	—	(1)	—	(1)	United States and Foreign Taxes
Minority interest	(1)	—	(1)	—	Minority Shareholders' Net Income
Net of tax	$(1)	$1	$—	$1	Goodyear Net Income

Total reclassifications	$21	$59	$91	$119	Goodyear Net Income

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$326	$77	$1,234	$—	$1,637
Accounts Receivable	856	206	1,779	—	2,841
Accounts Receivable From Affiliates	—	774	—	(774)	—
Inventories	1,336	171	1,677	(54)	3,130
Prepaid Expenses and Other Current Assets	86	10	328	6	430
Total Current Assets	2,604	1,238	5,018	(822)	8,038
Goodwill	—	24	515	124	663
Intangible Assets	110	1	26	—	137
Deferred Income Taxes	—	21	100	10	131
Other Assets	282	103	263	—	648
Investments in Subsidiaries	4,426	403	—	(4,829)	—
Property, Plant and Equipment	2,236	134	4,982	(27)	7,325
Total Assets	$9,658	$1,924	$10,904	$(5,544)	$16,942
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$896	$214	$1,987	$—	$3,097
Accounts Payable to Affiliates	592	—	182	(774)	—
Compensation and Benefits	356	33	374	—	763
Other Current Liabilities	310	38	736	(4)	1,080
Notes Payable and Overdrafts	—	—	7	—	7
Long Term Debt and Capital Leases Due Within One Year	7	—	71	—	78
Total Current Liabilities	2,161	285	3,357	(778)	5,025
Long Term Debt and Capital Leases	4,376	—	2,301	—	6,677
Compensation and Benefits	486	121	762	—	1,369
Deferred and Other Noncurrent Income Taxes	66	9	188	(8)	255
Other Long Term Liabilities	744	31	159	—	934
Total Liabilities	7,833	446	6,767	(786)	14,260
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	399	214	613
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	275	—	—	—	275
Other Equity	1,550	1,478	3,494	(4,972)	1,550
Goodyear Shareholders’ Equity	1,825	1,478	3,494	(4,972)	1,825
Minority Shareholders’ Equity — Nonredeemable	—	—	244	—	244
Total Shareholders’ Equity	1,825	1,478	3,738	(4,972)	2,069
Total Liabilities and Shareholders’ Equity	$9,658	$1,924	$10,904	$(5,544)	$16,942

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,269	$94	$1,633	$—	$2,996
Accounts Receivable	872	203	1,360	—	2,435
Accounts Receivable From Affiliates	—	733	—	(733)	—
Inventories	1,099	155	1,599	(37)	2,816
Prepaid Expenses and Other Current Assets	68	10	315	4	397
Total Current Assets	3,308	1,195	4,907	(766)	8,644
Goodwill	—	24	517	127	668
Intangible Assets	111	—	27	—	138
Deferred Income Taxes	—	24	121	12	157
Other Assets	288	101	211	—	600
Investments in Subsidiaries	4,325	386	—	(4,711)	—
Property, Plant and Equipment	2,242	140	4,964	(26)	7,320
Total Assets	$10,274	$1,870	$10,747	$(5,364)	$17,527
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$833	$210	$2,054	$—	$3,097
Accounts Payable to Affiliates	275	—	458	(733)	—
Compensation and Benefits	373	33	352	—	758
Other Current Liabilities	347	34	713	(11)	1,083
Notes Payable and Overdrafts	—	—	14	—	14
Long Term Debt and Capital Leases Due Within One Year	8	—	65	—	73
Total Current Liabilities	1,836	277	3,656	(744)	5,025
Long Term Debt and Capital Leases	4,377	—	1,785	—	6,162
Compensation and Benefits	1,613	129	931	—	2,673
Deferred and Other Noncurrent Income Taxes	65	11	188	(8)	256
Other Long Term Liabilities	777	32	157	—	966
Total Liabilities	8,668	449	6,717	(752)	15,082
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	361	216	577
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	248	—	—	—	248
Other Equity	858	1,421	3,407	(4,828)	858
Goodyear Shareholders’ Equity	1,606	1,421	3,407	(4,828)	1,606
Minority Shareholders’ Equity — Nonredeemable	—	—	262	—	262
Total Shareholders’ Equity	1,606	1,421	3,669	(4,828)	1,868
Total Liabilities and Shareholders’ Equity	$10,274	$1,870	$10,747	$(5,364)	$17,527

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended June 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,990	$653	$2,864	$(851)	$4,656
Cost of Goods Sold	1,620	582	2,210	(880)	3,532
Selling, Administrative and General Expense	227	43	430	(2)	698
Rationalizations	—	—	24	—	24
Interest Expense	84	6	28	(16)	102
Other (Income) Expense	(34)	(5)	—	47	8
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	93	27	172	—	292
United States and Foreign Taxes	7	5	48	—	60
Equity in Earnings of Subsidiaries	127	10	—	(137)	—
Net Income (Loss)	213	32	124	(137)	232
Less: Minority Shareholders’ Net Income (Loss)	—	—	19	—	19
Goodyear Net Income (Loss)	213	32	105	(137)	213
Goodyear Net Income (Loss) available to Common Shareholders	$213	$32	$105	$(137)	$213
Comprehensive Income (Loss)	$266	$37	$145	$(160)	$288
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	24	(2)	22
Goodyear Comprehensive Income (Loss)	$266	$37	$121	$(158)	$266

	Consolidating Statements of Operations
	Three Months Ended June 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,072	$677	$3,244	$(1,099)	$4,894
Cost of Goods Sold	1,710	620	2,668	(1,152)	3,846
Selling, Administrative and General Expense	239	43	413	(4)	691
Rationalizations	4	1	8	—	13
Interest Expense	81	8	30	(17)	102
Other (Income) Expense	(82)	10	(9)	67	(14)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	120	(5)	134	7	256
United States and Foreign Taxes	8	2	51	2	63
Equity in Earnings of Subsidiaries	76	(6)	—	(70)	—
Net Income (Loss)	188	(13)	83	(65)	193
Less: Minority Shareholders’ Net Income (Loss)	—	—	5	—	5
Goodyear Net Income (Loss)	188	(13)	78	(65)	188
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$181	$(13)	$78	$(65)	$181
Comprehensive Income (Loss)	$181	$3	$7	$(8)	$183
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	(1)	3	2
Goodyear Comprehensive Income (Loss)	$181	$3	$8	$(11)	$181

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Six Months Ended June 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,865	$1,254	$6,023	$(2,017)	$9,125
Cost of Goods Sold	3,178	1,130	4,792	(2,050)	7,050
Selling, Administrative and General Expense	451	83	836	(5)	1,365
Rationalizations	(1)	—	66	—	65
Interest Expense	166	13	59	(31)	207
Other (Income) Expense	(46)	(9)	138	93	176
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	117	37	132	(24)	262
United States and Foreign Taxes	9	8	51	—	68
Equity in Earnings of Subsidiaries	54	16	—	(70)	—
Net Income (Loss)	162	45	81	(94)	194
Less: Minority Shareholders’ Net Income (Loss)	—	—	32	—	32
Goodyear Net Income (Loss)	162	45	49	(94)	162
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$155	$45	$49	$(94)	$155
Comprehensive Income (Loss)	$280	$62	$175	$(186)	$331
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	53	(2)	51
Goodyear Comprehensive Income (Loss)	$280	$62	$122	$(184)	$280

	Consolidating Statements of Operations
	Six Months Ended June 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$4,081	$1,348	$6,418	$(2,100)	$9,747
Cost of Goods Sold	3,445	1,208	5,336	(2,203)	7,786
Selling, Administrative and General Expense	454	84	803	(5)	1,336
Rationalizations	5	1	14	—	20
Interest Expense	151	15	54	(33)	187
Other (Income) Expense	(127)	4	98	137	112
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	153	36	113	4	306
United States and Foreign Taxes	7	34	59	(18)	82
Equity in Earnings of Subsidiaries	75	(10)	—	(65)	—
Net Income (Loss)	221	(8)	54	(43)	224
Less: Minority Shareholders’ Net Income (Loss)	—	—	3	—	3
Goodyear Net Income (Loss)	221	(8)	51	(43)	221
Less: Preferred Stock Dividends	15	—	—	—	15
Goodyear Net Income (Loss) available to Common Shareholders	$206	$(8)	$51	$(43)	$206
Comprehensive Income (Loss)	$350	$16	$(53)	$24	$337
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(10)	(3)	(13)
Goodyear Comprehensive Income (Loss)	$350	$16	$(43)	$27	$350

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(1,112)	$(15)	$31	$(38)	$(1,134)
Cash Flows from Investing Activities:
Capital Expenditures	(148)	(9)	(286)	2	(441)
Asset Dispositions	2	1	2	—	5
Decrease (Increase) in Restricted Cash	—	—	3	—	3
Short Term Securities Acquired	—	—	(41)	—	(41)
Short Term Securities Redeemed	—	—	46	—	46
Capital Contributions and Loans Incurred	(211)	—	(452)	663	—
Capital Redemptions and Loans Paid	364	—	209	(573)	—
Other Transactions	1	—	6	—	7
Total Cash Flows from Investing Activities	8	(8)	(513)	92	(421)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	3	6	18	(9)	18
Short Term Debt and Overdrafts Paid	(6)	—	(27)	9	(24)
Long Term Debt Incurred	401	—	913	—	1,314
Long Term Debt Paid	(405)	—	(418)	—	(823)
Common Stock Issued	31	—	—	—	31
Common Stock Repurchased	(65)	—	—	—	(65)
Common Stock Dividends Paid	(26)	—	—	—	(26)
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions and Loans Incurred	452	—	211	(663)	—
Capital Redemptions and Loans Paid	(209)	—	(364)	573	—
Intercompany Dividends Paid	—	—	(36)	36	—
Transactions with Minority Interests in Subsidiaries	—	—	(34)	—	(34)
Total Cash Flows from Financing Activities	161	6	263	(54)	376
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(180)	—	(180)
Net Change in Cash and Cash Equivalents	(943)	(17)	(399)	—	(1,359)
Cash and Cash Equivalents at Beginning of the Period	1,269	94	1,633	—	2,996
Cash and Cash Equivalents at End of the Period	$326	$77	$1,234	$—	$1,637

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(439)	$(52)	$39	$(10)	$(462)
Cash Flows from Investing Activities:
Capital Expenditures	(128)	(9)	(360)	4	(493)
Asset Dispositions	2	—	5	—	7
Decrease (Increase) in Restricted Cash	—	—	(8)	—	(8)
Short Term Securities Acquired	—	—	(60)	—	(60)
Short Term Securities Redeemed	—	—	48	—	48
Capital Contributions and Loans Incurred	(61)	—	(170)	231	—
Capital Redemptions and Loans Paid	214	—	203	(417)	—
Other Transactions	—	—	4	—	4
Total Cash Flows from Investing Activities	27	(9)	(338)	(182)	(502)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	4	96	(71)	29
Short Term Debt and Overdrafts Paid	(71)	—	(51)	71	(51)
Long Term Debt Incurred	900	—	1,215	—	2,115
Long Term Debt Paid	(7)	—	(632)	—	(639)
Common Stock Issued	5	—	—	—	5
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions and Loans Incurred	170	58	3	(231)	—
Capital Redemptions and Loans Paid	(203)	—	(214)	417	—
Intercompany Dividends Paid	—	—	(6)	6	—
Transactions with Minority Interests in Subsidiaries	—	—	(8)	—	(8)
Debt Related Costs and Other Transactions	(16)	—	—	—	(16)
Total Cash Flows from Financing Activities	763	62	403	192	1,420
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(4)	(169)	—	(173)
Net Change in Cash and Cash Equivalents	351	(3)	(65)	—	283
Cash and Cash Equivalents at Beginning of the Period	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Period	$1,153	$65	$1,346	$—	$2,564

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income available to common shareholders.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 50 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa (“EMEA”); Latin America; and Asia Pacific.
In the second quarter of 2014, we continued to experience improving industry conditions in Europe and North America, while industry conditions in emerging markets remained challenging. Our total segment operating income increased 7.5% to $460 million in the second quarter of 2014, including segment operating income of $208 million in North America and $117 million in EMEA. Tire unit shipments increased 2.7% compared to the second quarter of 2013, driven by strong consumer replacement volumes in all of our regions. In the second quarter of 2014, we realized approximately $103 million of cost savings, including raw materials cost saving measures of approximately $62 million, which exceeded the impact of general inflation and additional expenditures for advertising, marketing and research and development.
On May 29, 2014, we announced updates to our 2014-2016 capital allocation plan, which are intended to increase shareholder value by investing in high-return growth capital projects, providing for increased returns to shareholders and further strengthening our balance sheet. The updated capital allocation plan provides for:

•
Additional growth capital expenditures to enable us to build a new plant to serve our North American and Latin American consumer tire businesses and capitalize on the anticipated growth in high-value-added tire markets in the two regions.

•	Increasing the quarterly cash dividend on our common stock to $0.06 per share beginning on September 2, 2014.

•	Increasing the share repurchase program to $450 million through 2016.

•	Allocating additional amounts towards debt repayments and pension funding, further strengthening our leverage metrics and advancing our objective of achieving an investment grade credit rating.
For further information regarding our 2014-2016 capital allocation plan, see “Liquidity and Capital Resources.”
In the first quarter of 2014, we closed one of our manufacturing facilities in Amiens, France. We expect annualized cost savings of approximately $75 million following closure of the Amiens facility and exit of the farm tire business. We realized savings of $21 million in the first six months of 2014 and expect total savings of approximately $40 million to $50 million in 2014. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014.
In the first quarter of 2014, we made contributions of $1,167 million to fully fund our hourly U.S. pension plans and, in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans were frozen to future accruals effective April 30, 2014.
Net sales in the second quarter of 2014 were $4,656 million, compared to $4,894 million in the second quarter of 2013. Net sales decreased in the second quarter of 2014 due to lower sales in other tire-related businesses, primarily third-party chemical sales in North America, a decline in price and product mix, primarily in EMEA, as a result of the impact of lower raw material costs on pricing, and unfavorable foreign currency translation, primarily in Latin America. Product mix was also negatively impacted by lower off-the-road ("OTR") tire sales. These decreases were partially offset by higher volume, primarily in EMEA and North America.
In the second quarter of 2014, Goodyear net income was $213 million, compared to $188 million in the second quarter of 2013. In the second quarter of 2014, Goodyear net income available to common shareholders was $213 million, or $0.76 per share, compared to $181 million, or $0.67 per share, in the second quarter of 2013. The increase in Goodyear net income in the second quarter of 2014 compared to the second quarter of 2013 was primarily driven by improved segment operating income.
Our total segment operating income for the second quarter of 2014 was $460 million, compared to $428 million in the second quarter of 2013. The $32 million increase in segment operating income was due primarily to a decline in raw material costs of $120 million, which more than offset the effects of lower price and product mix of $102 million, lower conversion costs of $26 million and higher tire volume of $20 million. These improvements were partially offset by higher selling, administrative and general ("SAG") expenses of $27 million, driven by higher wages and benefits and increased advertising and marketing costs, and unfavorable foreign currency translation of $13 million. See "Results of Operations — Segment Information” for additional information.

Net sales were $9,125 million in the first six months of 2014, compared to $9,747 million in the first six months of 2013. Net sales decreased in the first six months of 2014 due to lower sales in other tire-related businesses, primarily third-party chemical sales in North America, a decline in price and product mix, primarily in EMEA and North America as a result of the impact of lower raw material costs on pricing, and unfavorable foreign currency translation, primarily in Latin America. Product mix was also negatively impacted by lower OTR tire sales. These decreases were partially offset by higher volume, primarily in EMEA.
In the first six months of 2014, Goodyear net income was $162 million, compared to $221 million in the first six months of 2013. In the first six months of 2014, Goodyear net income available to common shareholders was $155 million, or $0.58 per share, compared to $206 million, or $0.79 per share, in the first six months of 2013. The decrease in Goodyear net income in the first six months of 2014 compared to the first six months of 2013 was driven by an increased net remeasurement loss resulting from the devaluation of the Venezuelan bolivar fuerte; higher net rationalization charges, primarily related to the closure of one of our manufacturing facilities in Amiens, France; pension curtailment and settlement charges in 2014 related to plans in North America and EMEA; and increased interest expense due to higher average debt balances and average interest rates, partially offset by improved segment operating income.
Our total segment operating income for the first six months of 2014 was $833 million, compared to $730 million in the first six months of 2013. The $103 million increase in segment operating income was due primarily to a decline in raw material costs of $275 million, primarily in North America and EMEA, which more than offset the effects of lower price and product mix of $183 million, and lower conversion costs of $80 million. These improvements were partially offset by higher SAG expenses of $50 million, driven by higher wages and benefits, primarily in Latin America, higher advertising and marketing costs and increased incentive compensation costs. Segment operating income was also unfavorably impacted by foreign currency translation of $29 million. See "Results of Operations — Segment Information” for additional information.
At June 30, 2014, we had $1,637 million of Cash and cash equivalents as well as $2,236 million of unused availability under our various credit agreements, compared to $2,996 million and $2,726 million, respectively, at December 31, 2013. Cash and cash equivalents decreased by $1,359 million from December 31, 2013 due primarily to contributions of $1,167 million, including discretionary contributions of $907 million, to fully fund our hourly U.S. pension plans in the first quarter of 2014. See "Liquidity and Capital Resources" for additional information.
We continue to expect our full-year tire unit volume for 2014 will be up between 2% and 3% compared to 2013. We now expect cost savings to more than offset general inflation and additional expenditures for advertising, marketing and research and development, and continue to expect a favorable impact from changes in unabsorbed fixed costs of $50 million to $75 million in 2014, albeit towards the higher end of that range, with the remaining benefits of increased consumer and commercial tire production being largely offset by reduced OTR tire production for the remainder of 2014.
Based on current raw material spot prices, for the full year of 2014, we expect our raw material costs will be approximately 5% lower than 2013. We now expect net raw material costs and price and product mix to be slightly negative in 2014, primarily due to the negative mix impact of reduced OTR tire sales. Natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. In order to mitigate some of the impact of raw material costs, we are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2014 and 2013
Net sales in the second quarter of 2014 were $4,656 million, decreasing $238 million, or 4.9%, from $4,894 million in the second quarter of 2013. Goodyear net income was $213 million in the second quarter of 2014, compared to $188 million in the second quarter of 2013. Goodyear net income available to common shareholders was $213 million, or $0.76 per share, in the second quarter of 2014, compared to $181 million, or $0.67 per share, in the second quarter of 2013.
Net sales decreased in the second quarter of 2014, due primarily to lower sales in other tire-related businesses of $148 million, primarily in North America due to a decrease in the volume of third-party chemical sales, a decline in price and product mix of $146 million, primarily in EMEA, as a result of the impact of lower raw material costs on pricing, and unfavorable foreign currency of $52 million, primarily in Latin America. Product mix was also negatively impacted by lower OTR tire sales. These declines were partially offset by higher tire volume of $106 million, primarily in EMEA and North America.
Worldwide tire unit sales in the second quarter of 2014 were 40.6 million units, increasing 1.1 million units, or 2.7%, from 39.5 million units in the second quarter of 2013. The increase in units was driven primarily by EMEA and North America. Replacement tire volume increased 1.6 million units, or 5.9%, primarily in North America and EMEA. Original equipment ("OE") tire volume decreased 0.5 million units, or 3.9%, primarily in Latin America.
Cost of goods sold (“CGS”) in the second quarter of 2014 was $3,532 million, decreasing $314 million, or 8.2%, from $3,846 million in the second quarter of 2013. CGS decreased due to lower costs in other tire-related businesses of $150 million, lower raw material costs of $120 million, and decreases in product mix-related manufacturing costs of $44 million. CGS also benefited from favorable foreign currency translation of $37 million, primarily in Latin America, and lower conversion costs of $26 million. Conversion costs were favorably impacted by lower under-absorbed fixed overhead costs of approximately $20 million due to higher production volume in EMEA. These decreases were partially offset by higher volume of $86 million, primarily in EMEA and North America. CGS in the second quarter of 2014 included pension expense of $34 million, which decreased from $56 million in the second quarter of 2013, due primarily to lower amortization resulting from 2013 actuarial gains related to our North American plans and the freeze of our hourly U.S. pension plans.
CGS in the second quarter of 2014 included accelerated depreciation of $2 million ($1 million after-tax and minority) primarily related to property and equipment in one of our manufacturing facilities in the United Kingdom ("U.K."), compared to $5 million ($4 million after-tax and minority) in the second quarter of 2013, primarily related to the plan to close one of our manufacturing facilities in Amiens, France. CGS was 75.9% of sales in the second quarter of 2014 compared to 78.6% in the second quarter of 2013. CGS also included savings from rationalization plans of $15 million related to the closure of one of our manufacturing facilities in Amiens, France.
SAG in the second quarter of 2014 was $698 million, increasing $7 million, or 1.0%, from $691 million in the second quarter of 2013. The increase in SAG was due to higher wages and benefits and increased advertising and marketing costs, partially offset by lower incentive compensation costs. SAG was 15.0% of sales in the second quarter of 2014, compared to 14.1% in the second quarter of 2013. SAG in the second quarter of 2014 included pension expense of $13 million, compared to $16 million in 2013, primarily related to North America. SAG also included savings from rationalization plans of $2 million.
We recorded net rationalization charges of $24 million ($17 million after-tax and minority) in the second quarter of 2014. Net rationalization charges include charges of $26 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $2 million, primarily related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in the second quarter of 2014 primarily consisted of SAG headcount reductions in EMEA and Latin America. We recorded net rationalization charges of $13 million ($9 million after-tax and minority) in the second quarter of 2013. Rationalization actions initiated in the second quarter of 2013 primarily consisted of manufacturing reductions in EMEA and Latin America and SAG headcount reductions in Asia Pacific and EMEA.
Interest expense in both the second quarter of 2014 and 2013 was $102 million. Interest expense in the second quarter of 2014 was favorably impacted by $8 million related to interest recovered on the settlement of indirect tax claims in Latin America. Excluding this recovery, interest expense increased due to higher average debt balances of $6,941 million in the second quarter of 2014 compared to $6,555 million in the second quarter of 2013 and higher average interest rates of 6.34% in the second quarter of 2014 compared to 6.22% in the second quarter of 2013.
Other (Income) Expense in the second quarter of 2014 was $8 million of expense, a change of $22 million, from $14 million of income in the second quarter of 2013. Royalty income decreased to $9 million in the second quarter of 2014 from $19 million in the second quarter of 2013. Royalty income in the second quarter of 2013 included a one-time royalty of $8 million related to chemical operations. Other (Income) Expense also included miscellaneous expenses of $11 million in the second quarter of 2014 compared to $3 million for the second quarter of 2013, which included charges of $10 million ($10 million after-tax and minority) and $5 million ($5 million after-tax and minority), respectively, relating to labor claims for a previously closed facility in EMEA. Other (Income) Expense also included charges of $11 million in the second quarter of 2014 compared to $5 million in the second quarter of 2013 related to general and product liability — discontinued products, which includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. These increases were partially offset by interest income in the second quarter of 2014 of $13 million, compared to interest income of $7 million in the second quarter of 2013. Interest income in the second quarter of 2014 included $9 million earned on the settlement of indirect tax claims in Latin America. Other (Income) Expense in the second quarter of 2014 and 2013 both included net gains on asset sales of $5 million ($4 million after-tax and minority).
Tax expense in the second quarter of 2014 was $60 million on income before income taxes of $292 million. In the second quarter of 2013, we recorded tax expense of $63 million on income before income taxes of $256 million. Income tax expense in the second quarter of 2013 was unfavorably impacted by $8 million ($7 million after minority interest) comprised of a $5 million adjustment related to prior years and a $3 million settlement of a foreign tax audit. In addition to the discrete items noted above, the differences between our effective tax rate and the U.S. statutory rate in both years were primarily attributable to continuing to maintain a full valuation allowance on our U.S. and certain foreign deferred tax assets.
Minority shareholders’ net income in the second quarter of 2014 was $19 million, compared to $5 million in 2013. The increase was due primarily to increased earnings in our joint venture in Europe.

Six Months Ended June 30, 2014 and 2013
Net sales in the first six months of 2014 were $9,125 million, decreasing $622 million, or 6.4%, from $9,747 million in the first six months of 2013. Goodyear net income was $162 million in the first six months of 2014, compared to $221 million in the first six months of 2013. Goodyear net income available to common shareholders was $155 million, or $0.58 per share, in the first six months of 2014, compared to $206 million, or $0.79 per share, in the first six months of 2013.
Net sales decreased in the first six months of 2014, due primarily to lower sales in other tire-related businesses of $350 million, primarily in North America due to a decrease in the volume of third-party chemical sales, a decline in price and product mix of $244 million, primarily in EMEA and North America, as a result of the impact of lower raw material costs on pricing, and unfavorable foreign currency of $178 million, primarily in Latin America. Product mix was also negatively impacted by lower OTR tire sales. These declines were partially offset by higher tire volume of $150 million, primarily in EMEA.
Worldwide tire unit sales in the first six months of 2014 were 80.6 million units, increasing 1.6 million units, or 1.9%, from 79.0 million units in the first six months of 2013. The increase in units was driven primarily by EMEA, partially offset by a decrease in Latin America, primarily in Venezuela. Replacement tire volume increased 2.3 million units, or 4.2%, primarily in EMEA and North America. OE tire volume decreased 0.7 million units, or 2.9%, primarily in Latin America and North America, partially offset by an increase in EMEA.
CGS in the first six months of 2014 was $7,050 million, decreasing $736 million, or 9.5%, from $7,786 million in the first six months of 2013. CGS decreased due to lower costs in other tire-related businesses of $352 million, lower raw material costs of $275 million, primarily in North America and EMEA, favorable foreign currency translation of $132 million, primarily in Latin America, and lower conversion costs of $80 million. These decreases were partially offset by higher volume of $128 million, primarily in EMEA. Conversion costs were favorably impacted by lower under-absorbed fixed overhead costs of approximately $68 million due to higher production volume, primarily in EMEA. CGS in the first six months of 2014 included pension expense of $78 million, excluding the pension curtailment and settlement charges described below, which decreased from $119 million in the first six months of 2013, due primarily to lower amortization resulting from 2013 actuarial gains related to our North American plans and the freeze of our hourly U.S. pension plans.
CGS in the first six months of 2014 included a pension curtailment loss of $33 million ($32 million after-tax and minority) as a result of the accrual freeze to pension plans in North America and a pension settlement loss of $5 million ($4 million after-tax and minority) related to lump sum payments to settle certain liabilities for our U.K. pension plans. The first six months of 2014 also included accelerated depreciation of $3 million ($2 million after-tax and minority) primarily related to property and equipment in one of our manufacturing facilities in the U.K. compared to $10 million ($7 million after-tax and minority) in the first six months of 2013, primarily related to the plan to close one of our manufacturing facilities in Amiens, France. CGS was 77.3% of sales in the first six months of 2014 compared to 79.9% in the first six months of 2013. CGS also included savings from rationalization plans of $30 million, of which $21 million related to the closure of one of our manufacturing facilities in Amiens, France.
SAG in the first six months of 2014 was $1,365 million, increasing $29 million, or 2.2%, from $1,336 million in the first six months of 2013. The increase in SAG was due to higher wages and benefits, primarily in Latin America, higher advertising and marketing costs and increased incentive compensation costs, primarily driven by improved operating results in recent years and an increase in the Company's stock price. SAG was 15.0% of sales in the first six months of 2014, compared to 13.7% in the first six months of 2013. SAG in the first six months of 2014 included pension expense of $27 million, compared to $32 million in 2013, primarily related to North America. SAG also included savings from rationalization plans of $9 million.
We recorded net rationalization charges of $65 million ($47 million after-tax and minority) in the first six months of 2014. Net rationalization charges include charges of $87 million for associate severance and idle plant costs, partially offset by pension curtailment gains of $22 million, primarily related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in the first six months of 2014 primarily consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce SAG headcount. We recorded net rationalization charges of $20 million ($15 million after-tax and minority) in the first six months of 2013. Rationalization actions initiated in 2013 primarily consisted of manufacturing reductions in EMEA and Latin America and SAG headcount reductions in EMEA and Asia Pacific.
Interest expense in the first six months of 2014 was $207 million, increasing $20 million, or 10.7%, from $187 million in the second quarter of 2013. Interest expense in the first six months of 2014 was favorably impacted by $8 million related to interest recovered on the settlement of indirect tax claims in Latin America. Excluding this recovery, interest expense increased due to higher average debt balances of $6,813 million in the first six months of 2014 compared to $6,194 million in the first six months of 2013 and higher average interest rates of 6.31% in the first six months of 2014 compared to 6.04% in the first six months of 2013.
Other (Income) Expense in the first six months of 2014 was $176 million of expense, increasing $64 million, or 57.1%, from $112 million of expense in the first six months of 2013. The increase in Other (Income) Expense reflects higher net foreign currency exchange losses in the first six months of 2014 due to net remeasurement losses resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar of $157 million ($132 million after-tax and minority) compared to $115 million ($92 million after-tax and minority) in the first six months of 2013. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Other (Income) Expense also increased due to miscellaneous expenses of $19 million in the first six months of 2014 compared to $3 million in the first six months of 2013, which included charges of $17 million ($17 million after-tax and minority) and $5 million ($5 million after-tax and minority), respectively, relating to labor claims for a previously closed facility in EMEA. Other (Income) Expense in the first six months of 2014 included a decrease in royalty income to $18 million from $29 million in the first six months of 2013, due primarily to a one-time royalty of $8 million related to chemical operations included in the first six months of 2013. Other (Income) Expense also reflected charges of $17 million in the first six months of 2014 compared to $8 million in the first six months of 2013 related to general and product liability — discontinued products, which includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. These increases were partially offset by interest income of $19 million for the first six months of 2014, compared to interest income of $12 million in the first six months of 2013. Interest income in the first six months of 2014 included $9 million earned on the settlement of indirect tax claims in Latin America. Other (Income) Expense in the first six months of 2014 included net gains on asset sales of $3 million ($3 million after-tax and minority) compared to net gains of $3 million ($2 million after-tax and minority) in the first six months of 2013.
A substantial portion of royalty income results from the amortization of deferred revenue from prepaid trademark licensing royalties associated with the sale of our former Engineered Products business to The Carlyle Group in 2007. In the first quarter of 2014, The Carlyle Group announced that it has entered into an agreement to sell that business to Continental AG. If that transaction is consummated in 2014, we expect to terminate the licensing agreement and recognize the unamortized balance of the deferred revenue, which would result in a one-time gain totaling approximately $170 million and reduce royalty income by approximately $12 million per year in future periods.
Tax expense in the first six months of 2014 was $68 million on income before income taxes of $262 million. In the first six months of 2013, we recorded tax expense of $82 million on income before income taxes of $306 million. Income tax expense in the first six months of 2013 was favorably impacted by $4 million ($5 million after minority interest) due primarily to the enactment of tax law changes. In addition to this discrete item, the differences between our effective tax rate and the U.S. statutory rate in both years were primarily attributable to charges that are not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela and continuing to maintain a full valuation allowance on our U.S. and certain foreign deferred tax assets.
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
Our conclusion to maintain a full valuation allowance on our U.S. deferred tax assets considered the following recent positive evidence. Throughout 2013 and the first six months of 2014, we delivered U.S. earnings driven by North America's operating results. During the first quarter of 2014, we fully funded our hourly U.S. pension plans and, in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans were frozen to future accruals effective April 30, 2014. Freezing these plans reduces future earnings volatility and enables us to more accurately forecast and deliver sustained profitable U.S. operating results. Profits in the six most recent quarters now provide us the opportunity to apply greater significance to our forecasts in our assessment of the need to retain a valuation allowance. If we achieve another full year of significant U.S. earnings in 2014 and forecasts for 2015 and beyond show continued profitability, we may have sufficient evidence to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets during 2014. We believe it is reasonably possible that this positive evidence will be available. We measure deferred tax assets and liabilities using the enacted tax laws that apply in the years that we anticipate our deferred tax assets and liabilities will be recovered or paid. New U.S. corporate income tax laws enacted prior to a release of our valuation allowance could materially impact the value of our deferred tax assets and would be considered in our assessment of the need for a valuation allowance.
In the periods after which our U.S. valuation allowance is released, we would expect an increase in our effective tax rate as a result of recording tax expense on our U.S. earnings. Until such time that we exhaust our tax credits and tax loss carryforwards, the release of the valuation allowance would not affect our cash tax payments.

Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist within the next 12 months. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $105 million ($80 million net of minority interest).
Minority shareholders’ net income in the first six months of 2014 was $32 million, compared to $3 million in 2013. The increase was due primarily to increased earnings in our joint venture in Europe.
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
Total segment operating income in the second quarter of 2014 was $460 million, increasing $32 million, or 7.5%, from $428 million in the second quarter of 2013. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2014 was 9.9%, compared to 8.7% in the second quarter of 2013. Total segment operating income in the first six months of 2014 was $833 million, increasing $103 million, or 14.1%, from $730 million in the first six months of 2013. Total segment operating margin in the first six months of 2014 was 9.1%, compared to 7.5% in the first six months of 2013.
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
North America

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2014	2013	Change	Change	2014	2013	Change	Change
Tire Units	15.3	14.8	0.5	2.8%	29.9	29.6	0.3	0.7%
Net Sales	$2,044	$2,201	$(157)	(7.1)%	$3,923	$4,367	$(444)	(10.2)%
Operating Income	208	204	4	2.0%	364	331	33	10.0%
Operating Margin	10.2%	9.3%			9.3%	7.6%
Three Months Ended June 30, 2014 and 2013
North America unit sales in the second quarter of 2014 increased 0.5 million units, or 2.8%, to 15.3 million units. Replacement tire volume increased 0.6 million units, or 6.0%, primarily in our consumer business, with volume improvements exceeding industry volumes. OE tire volume decreased 0.1 million units, or 4.1%.
Net sales in the second quarter of 2014 were $2,044 million, decreasing $157 million, or 7.1%, from $2,201 million in the second quarter of 2013. The decrease was due primarily to lower sales in our other tire-related businesses of $141 million, driven by a decrease in volume of third-party chemical sales. In addition, net sales declined due to lower price and product mix of $47 million, driven by the impact of lower raw material costs on pricing, and unfavorable foreign currency translation of $13 million. These decreases were partially offset by higher tire volume of $43 million.
Operating income in the second quarter of 2014 was $208 million, increasing $4 million, or 2.0%, from $204 million in the second quarter of 2013. The increase in operating income was due primarily to a decline in raw material costs of $50 million, which more than offset the effect of lower price and product mix of $41 million, lower conversion costs of $9 million, and higher tire volume of $8 million. These improvements were partially offset by higher transportation costs of $10 million, increased SAG expenses of $4 million, due primarily to higher advertising costs, and decreased profits in other tire-related businesses driven by lower royalty income from our chemical operations of $8 million. The decrease in conversion costs included favorable pension costs of $17 million and lower under-absorbed overhead of $5 million resulting from higher production volumes, partially offset by increased profit sharing costs of $9 million.

Operating income in the second quarter of 2014 excluded net gains on asset sales of $1 million. Operating income in the second quarter of 2013 excluded net rationalization charges of $5 million and net gains on asset sales of $3 million.
Six Months Ended June 30, 2014 and 2013
North America unit sales in the first six months of 2014 increased 0.3 million units, or 0.7%, to 29.9 million units. Replacement tire volume increased 0.6 million units, or 3.2%, primarily in our consumer business, reflecting higher industry demand. OE tire volume decreased 0.3 million units, or 4.6%, primarily in consumer OE, due to our OE selectivity strategy.
Net sales in the first six months of 2014 were $3,923 million, decreasing $444 million, or 10.2%, from $4,367 million in the first six months of 2013. The decrease was due primarily to lower sales in our other tire-related businesses of $342 million, driven by a decrease in volume of third-party chemical sales. In addition, net sales declined due to lower price and product mix of $99 million, driven by the impact of lower raw material costs on pricing, and unfavorable foreign currency translation of $25 million. These decreases were partially offset by higher tire volume of $21 million.
Operating income in the first six months of 2014 was $364 million, increasing $33 million, or 10.0%, from $331 million in the first six months of 2013. The increase in operating income was due primarily to lower conversion costs of $56 million and higher tire volume of $4 million. The decrease in conversion costs included lower pension costs of $32 million and lower under-absorbed overhead of $22 million resulting from higher production volumes. Operating income also benefited from a decline in raw material costs of $111 million, which more than offset the effect of lower price and product mix of $99 million. These improvements were partially offset by higher transportation costs of $19 million, increased SAG expenses of $9 million, due to higher allocated corporate costs and higher incentive compensation costs, and decreased profits in other tire-related businesses driven by lower royalty income from our chemical operations of $8 million. Conversion costs and SAG expenses included net savings from rationalization plans of $6 million and $1 million, respectively.
Operating income in the first six months of 2014 excluded net pension curtailment charges of $33 million, a net reversal of rationalization charges of $1 million and a net gain on asset sales of $1 million. Operating income in the first six months of 2013 excluded net rationalization charges of $7 million and net gains on asset sales of $2 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2014	2013	Change	Change	2014	2013	Change	Change
Tire Units	15.1	14.6	0.5	3.3%	31.3	29.7	1.6	5.3%
Net Sales	$1,580	$1,577	$3	0.2%	$3,256	$3,184	$72	2.3%
Operating Income	117	51	66	129.4%	227	82	145	176.8%
Operating Margin	7.4%	3.2%			7.0%	2.6%
Three Months Ended June 30, 2014 and 2013
Europe, Middle East and Africa unit sales in the second quarter of 2014 increased 0.5 million units, or 3.3%, to 15.1 million units. Replacement tire volume increased 0.5 million units, or 4.2%, primarily in our consumer business, while OE tire volume remained flat. Increased unit volumes reflect higher industry volumes across EMEA during the quarter.
Net sales in the second quarter of 2014 were $1,580 million, increasing $3 million, or 0.2%, from $1,577 million in the second quarter of 2013. Net sales increased due primarily to higher tire volume of $49 million and favorable foreign currency translation of $48 million. These increases were offset by unfavorable price and product mix of $95 million, driven by the impact of lower raw material costs on pricing.
Operating income in the second quarter of 2014 was $117 million, increasing $66 million, or 129.4%, from $51 million in the second quarter of 2013. Operating income increased due primarily to a decline in raw material costs of $50 million, which more than offset the effect of lower price and product mix of $47 million. Operating income was also positively impacted by lower conversion costs of $32 million, net savings of $15 million from the closure of one of our Amiens, France manufacturing facilities, higher tire volume of $9 million, and favorable foreign currency translation of $7 million. Decreased conversion costs included lower under-absorbed overhead of $26 million resulting from higher production volumes. SAG expenses included net savings from rationalization plans of $2 million.
Operating income in the second quarter of 2014 excluded net rationalization charges of $20 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $10 million related to labor claims with respect to a previously closed facility, net gains on asset sales of $2 million, and charges for accelerated depreciation of $2 million. Operating income in the second quarter of 2013 excluded a charge of $5 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, a charge of $5 million related to labor claims with respect to a previously closed facility, and net rationalization charges of $3 million.
Six Months Ended June 30, 2014 and 2013
Europe, Middle East and Africa unit sales in the first six months of 2014 increased 1.6 million units, or 5.3%, to 31.3 million units. Replacement tire volume increased 1.1 million units, or 5.1%, and OE tire volume increased 0.5 million units, or 6.0%. Both increases were driven by the consumer business. Increased unit volumes reflect higher industry volumes across EMEA during the first six months.
Net sales in the first six months of 2014 were $3,256 million, increasing $72 million, or 2.3%, from $3,184 million in the first six months of 2013. Net sales increased due primarily to higher tire volume of $160 million and favorable foreign currency translation of $68 million. These increases were partially offset by unfavorable price and product mix of $155 million, driven by the impact of lower raw material costs on pricing.
Operating income in the first six months of 2014 was $227 million, increasing $145 million, or 176.8%, from $82 million in the first six months of 2013. Operating income increased due primarily to a decline in raw material costs of $110 million, which more than offset the effect of lower price and product mix of $68 million. Operating income was also positively impacted by lower conversion costs of $53 million, higher tire volume of $28 million and net savings of $21 million from the closure of one of our Amiens, France manufacturing facilities. Decreased conversion costs included lower under-absorbed overhead of $61 million resulting from higher production volumes, partially offset by increased wages and depreciation. Operating income was negatively impacted by $11 million for a charge related to the expected cost of a Commercial customer satisfaction program. SAG expenses included net savings from rationalization plans of $5 million.
The exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities are expected to improve EMEA operating income by approximately $75 million annually following the closure, with savings of approximately $40 million to $50 million in 2014. The Amiens facility closed in the first quarter of 2014. We expect to finalize decisions regarding the timing of our exit from the remainder of the farm tire business in EMEA during 2014.
Operating income in the first six months of 2014 excluded net rationalization charges of $58 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $17 million related to labor claims with respect to a previously closed facility, and charges for accelerated depreciation of $3 million. Operating income in the first six months of 2013 excluded a charge of $10 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, net rationalization charges of $6 million, a charge of $5 million related to labor claims with respect to a previously closed facility, and net losses on asset sales of $2 million.
Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2014	2013	Change	Change	2014	2013	Change	Change
Tire Units	4.4	4.5	(0.1)	(2.4)%	8.4	9.0	(0.6)	(6.7)%
Net Sales	$489	$531	$(42)	(7.9)%	$911	$1,044	$(133)	(12.7)%
Operating Income	59	82	(23)	(28.0)%	101	142	(41)	(28.9)%
Operating Margin	12.1%	15.4%			11.1%	13.6%
Three Months Ended June 30, 2014 and 2013
Latin America unit sales in the second quarter of 2014 decreased 0.1 million units, or 2.4%, to 4.4 million units. OE tire volume decreased 0.5 million units, or 33.1%, driven primarily by weaker consumer OE vehicle production in Brazil and our selective fitment strategy in the consumer OE business. Replacement tire volume increased 0.4 million units, or 12.8%, primarily in our consumer business, due primarily to our volume improvements exceeding increased industry volumes.
Net sales in the second quarter of 2014 were $489 million, decreasing $42 million, or 7.9%, from $531 million in the second quarter of 2013. Net sales decreased due primarily to unfavorable foreign currency translation of $71 million, mainly in Venezuela and Brazil, and lower tire volume of $11 million. These decreases were partially offset by improved price and product mix of $41 million, including a favorable shift from OE to replacement products.
Operating income in the second quarter of 2014 was $59 million, decreasing $23 million, or 28.0%, from $82 million in the second quarter of 2013. Operating income decreased primarily due to unfavorable foreign currency translation of $14 million, higher conversion costs of $13 million, increased SAG expenses of $12 million, costs of $7 million associated with the expansion of one of our Brazilian manufacturing facilities in 2014, and lower tire volume of $3 million. These decreases were partially offset by improved price and product mix of $20 million which more than offset higher raw material costs of $1 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $8 million due primarily to lower production volume in Venezuela and overall inflation, including wages and benefits. The increase in SAG expenses was due primarily to overall inflation, including wages and benefits, and increased advertising and marketing activities. SAG expenses included savings from rationalization plans of $2 million.
In the second quarter of 2014, on a consolidated basis, we recorded a $20 million net benefit ($13 million after-tax and minority), which included $3 million in Latin America segment operating income, related to the settlement of indirect tax claims. Of the remaining $17 million benefit, $9 million is included in interest income in Other (Income) Expense and $8 million is included in Interest Expense as a recovery of interest expense.
Operating income in the second quarter of 2014 excluded net rationalization charges of $1 million. Operating income in the second quarter of 2013 excluded net rationalization charges of $2 million and net losses on asset sales of $1 million.
Six Months Ended June 30, 2014 and 2013
Latin America unit sales in the first six months of 2014 decreased 0.6 million units, or 6.7%, to 8.4 million units. OE tire volume decreased 0.9 million units, or 31.7%, driven primarily by weaker consumer OE vehicle production in Brazil and our selective fitment strategy in the consumer OE business. Replacement tire volume increased 0.3 million units, or 5.5%, primarily in our consumer business, driven by volume growth of 0.6 million, or 13.3%, across Latin America, partially offset by a decline of 0.3 million units in Venezuela.
Net sales in the first six months of 2014 were $911 million, decreasing $133 million, or 12.7%, from $1,044 million in the first six months of 2013. Net sales decreased due primarily to unfavorable foreign currency translation of $164 million, mainly in Venezuela and Brazil, and lower tire volume of $63 million. These decreases were partially offset by improved price and product mix of $90 million, including a favorable shift from OE to replacement products.
Operating income in the first six months of 2014 was $101 million, decreasing $41 million, or 28.9%, from $142 million in the first six months of 2013. Operating income decreased primarily due to higher conversion costs of $25 million, increased SAG expenses of $24 million, unfavorable foreign currency translation of $22 million, lower tire volume of $17 million, and costs of $11 million associated with the expansion of one of our Brazilian manufacturing facilities in 2014. These decreases were partially offset by improved price and product mix of $40 million and lower raw material costs of $13 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $14 million due primarily to lower production volume in Venezuela and overall inflation, including wages and benefits. The increase in SAG expenses was due primarily to overall inflation, including wages and benefits, increased advertising and marketing activities, and higher incentive compensation costs. SAG expenses included savings from rationalization plans of $4 million.
In the first six months of 2014, on a consolidated basis, we recorded a $20 million net benefit ($13 million after-tax and minority), which included $3 million in Latin America segment operating income, related to the settlement of indirect tax claims. Of the remaining $17 million benefit, $9 million is included in interest income in Other (Income) Expense and $8 million is included in Interest Expense as a recovery of interest expense.
Operating income in the first six months of 2014 and 2013 excluded net rationalization charges of $1 million and $2 million, respectively. In addition, foreign currency exchange losses of $157 million and $115 million were excluded from Latin America and total company segment operating income in 2014 and 2013, respectively, related to the devaluation of the Venezuelan bolivar fuerte.
Latin America's results for the three and six months ended June 30, 2014 were negatively impacted by lower operating income from our Venezuelan operations of $13 million and $27 million, respectively, compared to the three and six months ended June 30, 2013. Venezuela's decline in operating income resulted from a significant reduction in production levels, changes in the exchange rate applicable to settle certain transactions, and government price and profit margin controls. Latin America's results in the first six months of 2013 were negatively impacted by the February 2013 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. On April 5, 2014, associates at our Venezuelan manufacturing facility ratified a new labor contract. Prior to the agreement, labor-related issues in Venezuela resulted in reduced production and sales. While we expect the environment in Venezuela to remain volatile, recent developments related to government price and profit margin controls, which may limit our ability to offset the impact of the change in the exchange rate used to remeasure our financial statements (to the SICAD I auction rate), and the labor issues described above are expected to adversely impact Latin America's 2014 operating income by approximately $40 million to $60 million compared to 2013. For further information see “Note to the Consolidated Financial Statements No. 3, Other (Income) Expense,” and “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Form 10-Q and “Item 1A. Risk Factors,” and “Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Overview” in our 2013 Form 10-K.
In 2014, costs associated with the expansion of one of our Brazilian manufacturing facilities are expected to negatively impact Latin America's segment operating income by $20 million to $25 million compared to 2013.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2014	2013	Change	Change	2014	2013	Change	Change
Tire Units	5.8	5.6	0.2	4.9%	11.0	10.7	0.3	3.3%
Net Sales	$543	$585	$(42)	(7.2)%	$1,035	$1,152	$(117)	(10.2)%
Operating Income	76	91	(15)	(16.5)%	141	175	(34)	(19.4)%
Operating Margin	14.0%	15.6%			13.6%	15.2%
Three Months Ended June 30, 2014 and 2013
Asia Pacific unit sales in the second quarter of 2014 increased 0.2 million units, or 4.9%, to 5.8 million units. Replacement tire volume increased 0.1 million units, or 4.4%, and OE tire volume increased 0.1 million units, or 5.6%. The increase in unit volume was primarily due to growth in China and India, partially offset by a decline in Australia as a result of a continued weak economic environment.
Net sales in the second quarter of 2014 were $543 million, decreasing $42 million, or 7.2%, from $585 million in the second quarter of 2013. Net sales decreased due to lower price and product mix of $45 million, driven primarily by the impact of unfavorable product mix due to lower OTR sales and the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $16 million, primarily driven by the depreciation of the Australian dollar and Indian rupee, and lower sales in other tire-related businesses of $5 million, primarily in our retail operations. These decreases were partially offset by higher volumes of $25 million.
Operating income in the second quarter of 2014 was $76 million, decreasing $15 million, or 16.5%, from $91 million in the second quarter of 2013. Operating income decreased due primarily to lower price and product mix of $34 million, primarily driven by unfavorable product mix due to lower OTR sales and the impact of lower raw material costs on pricing. Lower price and product mix was partially offset by the effect of lower raw material costs of $21 million. Operating income was also negatively impacted by unfavorable foreign currency translation of $4 million, higher SAG expenses of $4 million, driven by general inflation, including wages and benefits, and higher conversion costs of $2 million. The decreases were partially offset by higher volume of $6 million and lower start-up expenses for our manufacturing facility in Pulandian, China of $5 million.
Operating income in the second quarter of 2014 excluded net rationalization charges of $3 million, primarily in Australia. Operating income in the second quarter of 2013 excluded net rationalization charges of $3 million and net gains on asset sales of $3 million.
Six Months Ended June 30, 2014 and 2013
Asia Pacific unit sales in the first six months of 2014 increased 0.3 million units, or 3.3%, to 11.0 million units. Replacement tire volume increased 0.2 million units, or 3.6%, and OE tire volume increased 0.1 million units, or 2.8%. The increase in unit volume was primarily due to growth in China and India, partially offset by a decline in Australia as a result of a continued weak economic environment.
Net sales in the first six months of 2014 were $1,035 million, decreasing $117 million, or 10.2%, from $1,152 million in the first six months of 2013. Net sales decreased due to lower price and product mix of $80 million, driven primarily by the impact of unfavorable product mix due to lower OTR sales and the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $57 million, primarily driven by the depreciation of the Australian dollar and Indian rupee, and lower sales in other tire-related businesses of $11 million, primarily in our retail operations. These decreases were partially offset by higher volumes of $32 million.
Operating income in the first six months of 2014 was $141 million, decreasing $34 million, or 19.4%, from $175 million in the first six months of 2013. Operating income decreased due primarily to lower price and product mix of $56 million, primarily driven by the impact of lower raw material costs on pricing and by unfavorable product mix due to lower OTR sales. Lower price and product mix was partially offset by the effect of lower raw material costs of $41 million. Operating income was also negatively impacted by unfavorable foreign currency translation of $12 million, higher SAG expenses of $11 million, driven by general inflation, including wages and benefits, lower insurance recoveries of $7 million related to the fourth quarter 2011 Thailand flood, higher conversion costs of $4 million, and lower income from other tire-related businesses of $2 million, primarily in our retail operations. The decreases were partially offset by lower start-up expenses for our manufacturing facility in Pulandian, China of $16 million and higher volume of $7 million. CGS included savings from rationalization plans of $3 million.
In the first six months of 2013, on a consolidated basis, we recorded a $9 million net benefit ($6 million after-tax and minority), which included $7 million in Asia Pacific segment operating income, due to insurance recoveries for the fourth quarter 2011 flood in Thailand.
In 2014, decreases in start-up expenses at our manufacturing facility in Pulandian, China are anticipated to improve Asia Pacific's segment operating income by $20 million to $25 million compared to 2013.
Operating income in the first six months of 2014 excluded net rationalization charges of $7 million, primarily in Australia. Operating income in the first six months of 2013 excluded net rationalization charges of $5 million and net gains on asset sales of $3 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
In the second quarter of 2014, we continued to experience improving industry conditions in Europe and North America, while industry conditions in emerging markets remained challenging.
In September 2013, we announced our 2014-2016 capital allocation plan, which we updated on May 29, 2014 to take into account the full funding of substantially all of our U.S. pension plans. Our capital allocation plan is intended to increase shareholder value by investing in high-return growth capital projects, providing for returns to shareholders and strengthening our balance sheet. The updated capital allocation plan provides for:

•	Growth capital expenditures of approximately $1.5 billion, including a new plant to capture growth in the Americas.

•
Increasing the quarterly cash dividend on our common stock by 20 percent to $0.06 per share from $0.05 per share beginning on September 2, 2014. The payout represents an annual rate of $0.22 per share for 2014 and $0.24 per share for 2015 and 2016.

•	Increasing the share repurchase program by $350 million to allow us to acquire up to $450 million of our stock through 2016.

•	$800 million to $900 million of debt repayments and pension funding, further strengthening our leverage metrics and advancing our objective of achieving an investment grade credit rating.

•	$600 million of restructuring payments.
At June 30, 2014, we had $1,637 million in Cash and cash equivalents, compared to $2,996 million at December 31, 2013. For the six months ended June 30, 2014, net cash used by operating activities was $1,134 million due primarily to pension contributions and direct payments of $1,257 million and cash used for working capital of $608 million. Net cash used by investing activities was $421 million, driven primarily by capital expenditures of $441 million. Net cash provided by financing activities was $376 million primarily driven by net borrowings of $485 million, partially offset by common stock dividends and share repurchases totaling $91 million, which includes $54 million of repurchases pursuant to our publicly announced share repurchase program.
At June 30, 2014, we had $2,236 million of unused availability under our various credit agreements, compared to $2,726 million at December 31, 2013. The table below presents unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2014	2013
First lien revolving credit facility	$1,197	$1,155
European revolving credit facility	228	546
Pan-European accounts receivable facility	—	179
Other domestic and international debt	328	373
Notes payable and overdrafts	483	473
	$2,236	$2,726
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
During the first quarter of 2014, we made contributions of $1,167 million, including $907 million of discretionary contributions, to fully fund our hourly U.S. pension plans. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. We have now fully funded substantially all of our U.S. pension plans, which are invested in a portfolio of substantially all fixed income securities, thereby addressing a significant legacy liability and effecting a significant improvement in our capital structure. The successful execution of our pension strategy will improve earnings and operating cash flow and provide greater transparency to our underlying tire business. Globally, we now expect our 2014 net periodic pension cost to be approximately $150 million to $175 million.
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
We expect our 2014 cash flow needs to include capital expenditures of approximately $900 million to $1.0 billion. We also expect interest expense to range between $415 million and $435 million and, when and if future dividends are declared, dividends on our common stock to be approximately $60 million. We expect to contribute approximately $1.3 billion to our funded U.S. and non-U.S. pension plans in 2014, inclusive of our first quarter 2014 U.S. pension contributions of $1,167 million. We do not expect working capital to be a significant source or use of cash in 2014. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, Argentina and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan, Argentinian and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2014, approximately $685 million of net assets, including $411 million of cash and cash equivalents, were subject to such requirements, including $296 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China, Argentina and South Africa have not adversely impacted our ability to make transfers out of those countries.
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
Since Venezuela's economy is considered to be highly inflationary under U.S. generally accepted accounting principles, the U.S. dollar is the functional currency of Goodyear Venezuela. All gains and losses resulting from the remeasurement of its financial statements are reported in Other (Income) Expense. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. As a result of the devaluation, we recorded a $115 million remeasurement loss on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, in the first quarter of 2013.
Through December 31, 2013, substantially all of our transactions were subject to the approval of the Commission for the Administration of Currency Exchange ("CADIVI"). In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace CADIVI. In addition, effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD I”) rate, which was 11.4 and 10.6 bolivares fuertes to the U.S. dollar at January 24, 2014 and June 30, 2014, respectively. The official exchange rate for settling certain transactions, including imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar. In addition, effective March 24, 2014, the Venezuelan government implemented a third currency exchange rate, SICAD II, which is open to all companies in Venezuela to obtain U.S. dollars for any purpose. The SICAD II rate is also an auction-based floating rate and was approximately 50 bolivares fuertes to the U.S. dollar at June 30, 2014.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by Goodyear Venezuela. We expect that future remittances of dividends by Goodyear Venezuela will be transacted at the SICAD I rate and, therefore, we recorded a remeasurement loss of $157 million on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, using the SICAD I rate of 11.4 bolivares fuertes to the U.S. dollar as of January 24, 2014. We also recorded a subsidy receivable of $50 million at January 24, 2014 related to certain U.S. dollar-denominated payables for goods that are expected to be settled at the official exchange rate of 6.3 bolivares fuertes per U.S. dollar, based on ongoing approvals for the importation of such goods. At June 30, 2014, the subsidy receivable was $52 million. Cost of goods sold is reduced by a portion of this subsidy in periods when the related inventory is sold. The benefit to cost of goods sold in the second quarter of 2014 was $7 million. If we remeasured our bolivar fuerte-denominated assets and liabilities at the SICAD II rate of approximately 50 bolivares fuertes to the U.S. dollar at June 30, 2014, we would have recorded an additional remeasurement loss of approximately $270 million, including the derecognition of the subsidy receivable.
In the first six months of 2014, we used the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar to settle foreign currency transactions in Venezuela. During the second quarter of 2014, we participated in the SICAD I auction and were approved for approximately $14 million of remittances. As of June 30, 2014, we have not settled any transactions at the SICAD I rate, we have not participated in the SICAD II auctions and have not used the SICAD II rate to settle any transactions. If in the future we convert bolivares fuertes at a rate other than the June 30, 2014 SICAD I rate of 10.6 bolivares fuertes to the U.S. dollar, or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations. At June 30, 2014, we had bolivar fuerte-denominated monetary assets of $356 million, which consisted primarily of $296 million of cash, $36 million of deferred tax assets and $9 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $124 million, which consisted primarily of $59 million of intercompany payables, including $24 million of dividends, $18 million of compensation and benefits, $17 million of long term benefits and $16 million of accounts payable — trade. At December 31, 2013, we had bolivar fuerte-denominated monetary assets of $496 million, which consisted primarily of $443 million of cash, $18 million of deferred tax assets and $17 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $180 million, which consisted primarily of $96 million of intercompany payables, including $41 million of dividends, $25 million of accounts payable — trade, $24 million of long term benefits and $20 million of short term compensation and benefits. All monetary assets and liabilities were remeasured at 10.6 and 6.3 bolivares fuertes to the U.S. dollar at June 30, 2014 and December 31, 2013, respectively.
Goodyear Venezuela’s sales were 1.9% and 2.2% of our net sales for the three months ended June 30, 2014 and 2013, respectively, and were 1.3% and 2.1% for the six months ended June 30, 2014 and 2013, respectively. Goodyear Venezuela’s cost of goods sold were 1.8% for both the three months ended June 30, 2014 and 2013, respectively, and were 1.4% and 1.9% for the six months ended June 30, 2014 and 2013, respectively. Goodyear Venezuela's operating income for the three and six months ended June 30, 2014 declined by $13 million and $27 million, respectively, compared to the three and six months ended June 30, 2013. Goodyear Venezuela’s sales are bolivar fuerte-denominated, its cost of goods sold are approximately 70% bolivar fuerte-denominated and approximately 30% U.S. dollar-denominated and its SAG is approximately 85% bolivar fuerte-denominated and approximately 15% U.S. dollar-denominated. A further 10% decrease in the SICAD I rate to 11.66 bolivares fuertes to the U.S. dollar would decrease Goodyear Venezuela’s operating income by approximately $11 million on an annual basis, before any potential offsetting actions. This sensitivity assumes the official rate for settling imports of essential goods, including certain raw materials needed for the production of tires, remains unchanged.
During the six months ended June 30, 2014, Goodyear Venezuela settled $8 million of U.S. dollar-denominated intercompany payables through CADIVI/CENCOEX. For the six months ended June 30, 2014, all of the payables were settled at the exchange rate of 6.3 bolivares fuertes to the U.S. dollar. In the second quarter of 2014, we continued to obtain approval for the import of raw materials at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar.
At June 30, 2014, settlements pending before CADIVI/CENCOEX were approximately $174 million, of which approximately $42 million are expected to be settled at the SICAD I rate and approximately $132 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At June 30, 2014, $42 million of our requested settlements were pending up to 180 days, $18 million were pending from 180 to 360 days and $114 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $42 million, amounts pending from 180 to 360 days include imported tires and raw materials of $18 million, and amounts pending over one year include imported tires and raw materials of $70 million, dividends payable of $24 million, and intercompany charges for royalties of $7 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
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
Operating Activities
Net cash used in operating activities was $1,134 million in the first six months of 2014, compared to $462 million in the first six months of 2013. Operating cash flows were unfavorably impacted by increased working capital needs of $387 million and increased pension contributions and direct payments of $264 million. Pension contributions in both 2014 and 2013 were primarily due to discretionary contributions of $907 million and $834 million, respectively, to fully fund our U.S. pension plans. The increase in cash used for working capital in 2014 was primarily due to an increase in inventories in North America to support sales growth.
Investing Activities
Net cash used in investing activities was $421 million in the first six months of 2014, compared to $502 million in the first six months of 2013. Capital expenditures were $441 million in the first six months of 2014, compared to $493 million in the first six months of 2013. Beyond expenditures required to sustain our facilities, capital expenditures in 2014 primarily related to expansion of manufacturing capacity in North America, Brazil and Germany. Expenditures in 2013 primarily related to expansion of manufacturing capacity in Japan, Brazil and Chile.
Financing Activities
Net cash provided by financing activities was $376 million in the first six months of 2014, compared to $1,420 million in the first six months of 2013. Financing activities in 2014 included net borrowings of $485 million used to fund working capital needs and capital expenditures. Net borrowings of $1,454 million in the first six months of 2013 included net proceeds of $885 million from the first quarter issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021 and borrowings of approximately $559 million under various other credit facilities, used primarily to fund pension contributions, working capital needs and capital expenditures. In the first six months of 2014, we paid dividends on our common stock of $26 million and repurchased $65 million of our common stock, including $54 million of repurchases pursuant to our publicly announced share repurchase program.
Credit Sources
In aggregate, we had total credit arrangements of $9,321 million available at June 30, 2014, of which $2,236 million were unused, compared to $9,293 million available at December 31, 2013, of which $2,726 million were unused. At June 30, 2014, we had long term credit arrangements totaling $8,831 million, of which $1,753 million were unused, compared to $8,806 million and $2,253 million, respectively, at December 31, 2013. At June 30, 2014, we had short term committed and uncommitted credit arrangements totaling $490 million, of which $483 million were unused, compared to $487 million and $473 million, respectively, at December 31, 2013. The continued availability of the short term uncommitted arrangements are at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At June 30, 2014, we had $3,355 million of outstanding notes, compared to $3,356 million at December 31, 2013.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2013 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility initially bear interest at LIBOR plus 150 basis points, based on our current liquidity. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2014, our borrowing base, and therefore our availability, under the facility was $429 million below the facility's stated amount of $2.0 billion.
At June 30, 2014 and December 31, 2013, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $374 million at June 30, 2014 and $375 million at December 31, 2013.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. At June 30, 2014 and December 31, 2013, this facility was fully drawn.
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
At June 30, 2014, the amounts outstanding under all-borrower tranche were $314 million (€230 million). At December 31, 2013, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $5 million (€3 million) at June 30, 2014 and December 31, 2013.
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
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. At June 30, 2014, the amounts available and utilized under this program totaled $351 million (€256 million). At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.

In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $80 million (85 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At June 30, 2014, the amounts available and utilized under this program were $52 million. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At June 30, 2014, the gross amount of receivables sold was $307 million, compared to $301 million at December 31, 2013.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. At June 30, 2014 and December 31, 2013, agreements for such supplier financing programs totaled approximately $400 million.
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
We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of June 30, 2014, our availability under this facility of $1,197 million, plus our Available Cash of $403 million, totaled $1,600 million, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2014, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at June 30, 2014 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At June 30, 2014, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first six months of 2014, we paid cash dividends of $15 million on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion into shares of common stock on April 1, 2014.
In the first six months of 2014, we paid cash dividends of $26 million on our common stock. On July 14, 2014, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of common stock, or approximately $17 million in the aggregate. The dividend will be paid on September 2, 2014 to stockholders of record as of the close of business of August 1, 2014. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This authorization expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter of 2014, we repurchased 1,150,000 shares at an average price, including commissions, of $26.56 per share, or $31 million in the aggregate. During the first six months of 2014, we repurchased 2,000,000 shares at an average price, including commissions, of $26.80 per share, or $54 million in the aggregate.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2014, 39% of our debt was at variable interest rates averaging 5.47%.
The following table presents information about long term fixed rate debt, excluding capital leases, at June 30, 2014:

(In millions)
Carrying amount — liability	$4,068
Fair value — liability	4,419
Pro forma fair value — liability	4,501
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2014, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at June 30, 2014:

(In millions)
Fair value — asset (liability)	$4
Pro forma decrease in fair value	(93)
Contract maturities	7/14-6/15
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2014, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at June 30, 2014 as follows:

(In millions)
Accounts receivable	$13
Other Current Liabilities	(9)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2014, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,800 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2014, approximately 400 new claims were filed against us and approximately 300 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2014 was $4 million and $10 million, respectively. At June 30, 2014, there were approximately 73,900 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2013 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in our 2013 Form 10-K for a discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/14-4/30/14	—	$—	—	$76,949,341
5/1/14-5/31/14	6,054	24.87	—	$426,949,341
6/1/14-6/30/14	1,228,907	26.55	1,150,000	$396,401,156
Total	1,234,961	$26.54	1,150,000	$396,401,156
(1) Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.
(2) On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended June 30, 2014, we repurchased 1,150,000 shares at an average price, including commissions, of $26.56 per share.

ITEM 6. EXHIBITS.
See the Index of Exhibits at page 56, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 30, 2014	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2014
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101