Form 10-Q
period 2014-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2014-10-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2014:	274,562,504

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Net Sales	$4,657	$5,002	$13,782	$14,749
Cost of Goods Sold	3,516	3,946	10,566	11,732
Selling, Administrative and General Expense	653	686	2,018	2,022
Rationalizations (Note 2)	15	21	80	41
Interest Expense	108	100	315	287
Other Expense (Note 3)	66	—	242	112
Income before Income Taxes	299	249	561	555
United States and Foreign Taxes (Note 4)	100	54	168	136
Net Income	199	195	393	419
Less: Minority Shareholders’ Net Income	38	22	70	25
Goodyear Net Income	161	173	323	394
Less: Preferred Stock Dividends	—	7	7	22
Goodyear Net Income available to Common Shareholders	$161	$166	$316	$372
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$0.58	$0.67	$1.18	$1.51
Weighted Average Shares Outstanding (Note 5)	275	246	266	246
Diluted	$0.58	$0.62	$1.15	$1.43
Weighted Average Shares Outstanding (Note 5)	279	278	280	276

Cash Dividends Declared Per Common Share	$0.06	0.05	$0.16	$0.05
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net Income	$199	$195	$393	$419
Other Comprehensive Income:
Foreign currency translation, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	(185)	39	(170)	(116)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	4	—	2	1
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $2 and $5 in 2014 ($1 and $8 in 2013)	25	54	82	174
Decrease in net actuarial losses, net of tax of $0 and $3 in 2014 ($0 and $2 in 2013)	6	—	30	124
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	1	1	43	2
Prior service credit (cost) from plan amendments, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	(1)	—	(1)	—
Deferred derivative gains (losses), net of tax of $1 and $0 in 2014 ($0 and $1 in 2013)	11	(5)	10	1
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2014 ($0 and $1 in 2013)	—	1	1	2
Unrealized investment gains (losses), net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	(1)	(3)	—	12
Other Comprehensive Income (Loss)	(140)	87	(3)	200
Comprehensive Income	59	282	390	619
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(13)	41	38	28
Goodyear Comprehensive Income	$72	$241	$352	$591
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30,	December 31,
	2014	2013
Assets:
Current Assets:
Cash and Cash Equivalents	$1,744	$2,996
Accounts Receivable, less Allowance — $96 ($99 in 2013)	3,021	2,435
Inventories:
Raw Materials	584	592
Work in Process	161	164
Finished Products	2,179	2,060
	2,924	2,816
Prepaid Expenses and Other Current Assets	358	397
Total Current Assets	8,047	8,644
Goodwill	623	668
Intangible Assets	135	138
Deferred Income Taxes	105	157
Other Assets	654	600
Property, Plant and Equipment, less Accumulated Depreciation — $9,189 ($9,158 in 2013)	7,092	7,320
Total Assets	$16,656	$17,527

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,827	$3,097
Compensation and Benefits (Notes 9 and 10)	774	758
Other Current Liabilities	1,036	1,083
Notes Payable and Overdrafts (Note 7)	38	14
Long Term Debt and Capital Leases due Within One Year (Note 7)	98	73
Total Current Liabilities	4,773	5,025
Long Term Debt and Capital Leases (Note 7)	6,719	6,162
Compensation and Benefits (Notes 9 and 10)	1,307	2,673
Deferred and Other Noncurrent Income Taxes	243	256
Other Long Term Liabilities	916	966
Total Liabilities	13,958	15,082

Commitments and Contingent Liabilities (Note 11)
Minority Shareholders’ Equity (Note 1)	595	577
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock, no par value: (Note 12)
Authorized, 50 million shares, Outstanding shares — none in 2014 (10 million in 2013), liquidation preference $50 per share	—	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 275 million (248 million in 2013) after deducting 3 million treasury shares (3 million in 2013)	275	248
Capital Surplus	3,275	2,847
Retained Earnings	2,231	1,958
Accumulated Other Comprehensive Loss	(3,919)	(3,947)
Goodyear Shareholders’ Equity	1,862	1,606
Minority Shareholders’ Equity — Nonredeemable	241	262
Total Shareholders’ Equity	2,103	1,868
Total Liabilities and Shareholders’ Equity	$16,656	$17,527
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$393	$419
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	553	539
Amortization and Write-Off of Debt Issuance Costs	12	13
Deferred Income Taxes	61	3
Net Pension Curtailments and Settlements	39	—
Net Rationalization Charges (Note 2)	80	41
Rationalization Payments	(169)	(60)
Net (Gains) Losses on Asset Sales (Note 3)	4	(6)
Pension Contributions and Direct Payments	(1,292)	(1,072)
Net Venezuela Currency Remeasurement Loss (Note 3)	155	115
Customer Prepayments and Government Grants	5	32
Insurance Proceeds	4	17
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(675)	(728)
Inventories	(226)	249
Accounts Payable — Trade	(69)	(26)
Compensation and Benefits	103	215
Other Current Liabilities	(5)	(12)
Other Assets and Liabilities	88	(37)
Total Cash Flows from Operating Activities	(939)	(298)
Cash Flows from Investing Activities:
Capital Expenditures	(634)	(734)
Asset Dispositions (Note 3)	6	8
Decrease in Restricted Cash	6	3
Short Term Securities Acquired	(72)	(89)
Short Term Securities Redeemed	82	81
Other Transactions	7	6
Total Cash Flows from Investing Activities	(605)	(725)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	52	30
Short Term Debt and Overdrafts Paid	(24)	(89)
Long Term Debt Incurred	1,739	2,152
Long Term Debt Paid	(1,054)	(660)
Common Stock Issued	41	16
Common Stock Repurchased (Note 12)	(97)	(1)
Common Stock Dividends Paid (Note 12)	(43)	—
Preferred Stock Dividends Paid (Note 12)	(15)	(22)
Transactions with Minority Interests in Subsidiaries	(36)	(10)
Debt Related Costs and Other Transactions	—	(16)
Total Cash Flows from Financing Activities	563	1,400
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(271)	(158)
Net Change in Cash and Cash Equivalents	(1,252)	219
Cash and Cash Equivalents at Beginning of the Period	2,996	2,281
Cash and Cash Equivalents at End of the Period	$1,744	$2,500
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
Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2014.
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standards update is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of adopting this standards update on our consolidated financial statements.
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

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2013	$232	$5	$237
2014 Charges (1)	65	42	107
Reversed to the Statements of Operations	(5)	—	(5)
Incurred, Net of Foreign Currency Translation of $(14) million and $0 million, respectively	(152)	(38)	(190)
Balance at September 30, 2014	$140	$9	$149

(1)	Charges in the first nine months of 2014 of $107 million exclude $22 million of pension curtailment gains recorded in Rationalizations in the Statement of Operations.
Significant rationalization actions initiated in 2014 consisted primarily of manufacturing headcount reductions related to Europe, Middle East and Africa's ("EMEA") plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce selling, administrative and general ("SAG") headcount.
The accrual balance of $149 million at September 30, 2014 is expected to be substantially utilized within the next 12 months and includes $103 million related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2014	2013	2014	2013
Current Year Plans
Associate Severance and Other Related Costs	$8	$11	$17	$16
Other Exit and Non-Cancelable Lease Costs	—	2	1	2
Current Year Plans - Net Charges	$8	$13	$18	$18

Prior Year Plans
Associate Severance and Other Related Costs	$(2)	$3	$43	$9
Pension Curtailment Gain	—	—	(22)	—
Other Exit and Non-Cancelable Lease Costs	9	5	41	14
Prior Year Plans - Net Charges	7	8	62	23
Total Net Charges	$15	$21	$80	$41

Asset Write-off and Accelerated Depreciation Charges	$—	$5	$3	$15

Substantially all of the new charges for the three and nine months ended September 30, 2014 and 2013 related to future cash outflows. Net prior year plan charges for the three months ended September 30, 2014 of $7 million include a net credit of $(2) million primarily related to associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France, resulting from the impact of changes in tax laws and revised estimates. Net prior year plan charges for the nine months ended September 30, 2014 of $62 million include charges of $63 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France. Net charges for the nine months ended September 30, 2014 included reversals of $5 million, and net charges for the three and nine months ended September 30, 2013 included reversals of $4 million and $11 million, respectively, for actions no longer needed for their originally intended purposes.
Approximately 200 associates will be released under plans initiated in 2014, of which approximately 100 associates have been released as of September 30, 2014. In the first nine months of 2014, approximately 1,400 associates were released under plans initiated in prior years, primarily related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France. In total, approximately 400 associates remain to be released under rationalization plans. At September 30, 2014, approximately 600 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us.  We are currently unable to estimate the number and amount of the claims that may ultimately be asserted against us, but intend to vigorously defend any such claims.
Accelerated depreciation charges for the three and nine months ended September 30, 2014 related to property and equipment in one of our manufacturing facilities in the U.K. Accelerated depreciation charges for the three and nine months ended September 30, 2013 related primarily to property and equipment in one of our manufacturing facilities in Amiens, France. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net foreign currency exchange (gains) losses	$31	$(2)	$182	$116
Financing fees and financial instruments	17	14	46	41
Royalty income	(9)	(10)	(27)	(39)
Interest income	(4)	(6)	(23)	(18)
General and product liability — discontinued products	4	4	21	12
Net (gains) losses on asset sales	7	(3)	4	(6)
Miscellaneous	20	3	39	6
	$66	$—	$242	$112

Net foreign currency exchange losses in the three months ended September 30, 2014 were $31 million, primarily in Venezuela, compared to net gains of $2 million in the three months ended September 30, 2013. Net foreign currency exchange losses in the three months ended September 30, 2014 included a net remeasurement loss of $5 million in Venezuela resulting from the derecognition of a portion of the subsidy receivable established on January 24, 2014, as discussed below, and a reduction of $7 million of foreign currency exchange losses previously recorded as part of the $157 million first quarter 2014 Venezuelan remeasurement loss. As described in Note 4, Income Taxes, in the third quarter of 2014 we established valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, and accordingly, reduced $7 million of previously recorded foreign currency exchange losses related to deferred tax assets of our Venezuelan subsidiary. Net losses in the nine months ended September 30, 2014 and 2013 were $182 million and $116 million, respectively, which included net remeasurement losses of $155 million and $115 million, respectively, resulting from devaluations of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. Effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD I”) rate, which was 11.4 and 12.0 bolivares fuertes to the U.S. dollar at January 24, 2014 and September 30, 2014, respectively. The official exchange rate for imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar; however, the previously existing subsidy exchange rate of 4.3 bolivares fuertes to the U.S. dollar was eliminated and, accordingly, we derecognized $11 million of previously recognized subsidy receivables as part of the first quarter $157 million remeasurement loss.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. We expect that future remittances of dividends by our Venezuelan subsidiary would be transacted at the SICAD I rate and, therefore, in 2014 we have recorded a net remeasurement loss of $155 million, including a first quarter loss of $157 million using the SICAD I rate. All bolivar-denominated monetary assets and liabilities were remeasured at 12.0 and 6.3 bolivares fuertes to the U.S. dollar at September 30, 2014 and December 31, 2013, respectively.
We also recorded a subsidy receivable at January 24, 2014 of $50 million related to certain U.S. dollar-denominated payables that are expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar for essential goods, based on ongoing approvals for importation of such goods. Effective September 9, 2014, the official exchange rate for settling purchases of certain finished goods changed from 6.3 bolivares fuertes to the U.S. dollar to the SICAD I rate and, accordingly, in the third quarter of 2014, we derecognized $5 million of the subsidy receivable, which is included in the net remeasurement loss of $155 million for the nine months ended September 30, 2014. At September 30, 2014, the subsidy receivable was $44 million. A portion of this subsidy will reduce cost of goods sold in periods when the related inventory is sold.
Royalty income in the nine months ended September 30, 2014 was $27 million, compared to $39 million in the nine months ended September 30, 2013. Royalty income in 2013 included a one-time royalty of $8 million related to chemical operations. Royalty income is derived primarily from licensing arrangements related to divested businesses.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest income in the nine months ended September 30, 2014 was $23 million, compared to interest income of $18 million in the nine months ended September 30, 2013. Interest income in 2014 included $9 million earned on the settlement of indirect tax claims in Latin America.
Miscellaneous expense in the three and nine months ended September 30, 2014 included charges of $3 million and $20 million, respectively, and in the three and nine months ended September 30, 2013 included charges of $1 million and $6 million, respectively, for labor claims related to a previously closed facility in EMEA. Miscellaneous expense in the three and nine months ended September 30, 2014 also included a charge of $16 million related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa.
Also included in Other Expense are financing fees and financial instruments expense consisting of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions; and general and product liability — discontinued products expense which includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.

NOTE 4. INCOME TAXES
For the three months ended September 30, 2014, we recorded tax expense of $100 million on income before income taxes of $299 million. For the nine months ended September 30, 2014, we recorded tax expense of $168 million on income before income taxes of $561 million. Income tax expense for both the three and nine months ended September 30, 2014 was unfavorably impacted by $47 million of discrete tax adjustments, including $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, as well as $11 million due to a recently enacted law change in Chile. For the three months ended September 30, 2013, we recorded tax expense of $54 million on income before income taxes of $249 million. For the nine months ended September 30, 2013, we recorded tax expense of $136 million on income before income taxes of $555 million. Income tax expense for the nine months ended September 30, 2013 was favorably impacted by $5 million due primarily to newly enacted law changes.
We record taxes based on overall estimated annual effective tax rates. In addition to the discrete items noted above, the differences between our effective tax rate and the U.S. statutory rate in both years were primarily attributable to the full valuation allowance on our U.S. and certain foreign deferred tax assets. In 2013, the difference between our effective tax rate and the U.S. statutory rate was also attributable to charges that are not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
At January 1, 2014, our valuation allowance on our U.S. deferred tax assets was approximately $2,400 million. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Through 2012 our history of U.S. operating losses limited the weight we could apply to other subjective evidence such as our projections for future profitability. Recent positive evidence includes our profitable U.S. results for the last seven quarters and full funding of our hourly U.S. pension plans in January 2014, which eliminates volatility in Other Comprehensive Income. This recent positive evidence provides us the opportunity to apply greater significance to our projections in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence will exist during the remainder of 2014 to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist within the next twelve months. This may result in a reduction of the valuation allowance by up to $105 million.
At January 1, 2014, we had unrecognized tax benefits of $88 million that if recognized, would have a favorable impact on our tax expense of $78 million. We had accrued interest of $16 million as of January 1, 2014. If not favorably settled, $32 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. It is reasonably possible that our total amount of unrecognized tax benefits may change during the next twelve months. However, we do not expect these changes to have a significant impact on our financial position or results of operations.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Earnings per share — basic:
Goodyear net income	$161	$173	$323	$394
Less: Preferred stock dividends	—	7	7	22
Goodyear net income available to common shareholders	$161	$166	$316	$372
Weighted average shares outstanding	275	246	266	246
Earnings per common share — basic	$0.58	$0.67	$1.18	$1.51

Earnings per share — diluted:
Goodyear net income	$161	$173	$323	$394
Less: Preferred stock dividends	—	—	—	—
Goodyear net income available to common shareholders	$161	$173	$323	$394
Weighted average shares outstanding	275	246	266	246
Dilutive effect of mandatory convertible preferred stock	—	27	9	27
Dilutive effect of stock options and other dilutive securities	4	5	5	3
Weighted average shares outstanding — diluted	279	278	280	276
Earnings per common share — diluted	$0.58	$0.62	$1.15	$1.43
Weighted average shares outstanding - diluted for the three and nine months ended September 30, 2014 excludes approximately 3 million and 2 million equivalent shares, respectively, and for the three and nine months ended September 30, 2013 excludes approximately 4 million and 5 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Sales:
North America	$2,057	$2,186	$5,980	$6,553
Europe, Middle East and Africa	1,618	1,752	4,874	4,936
Latin America	451	527	1,362	1,571
Asia Pacific	531	537	1,566	1,689
Net Sales	$4,657	$5,002	$13,782	$14,749
Segment Operating Income:
North America	$210	$161	$574	$492
Europe, Middle East and Africa	181	115	408	197
Latin America	49	89	150	231
Asia Pacific	80	66	221	241
Total Segment Operating Income	520	431	1,353	1,161
Less:
Rationalizations	15	21	80	41
Interest expense	108	100	315	287
Other expense	66	—	242	112
Asset write-offs and accelerated depreciation	—	5	3	15
Corporate incentive compensation plans	23	34	69	79
Pension curtailments/settlements	—	—	33	—
Intercompany profit elimination	(5)	5	4	5
Retained expenses of divested operations	4	7	11	17
Other (1)	10	10	35	50
Income before Income Taxes	$299	$249	$561	$555

(1)
For the three and nine months ended September 30, 2014, Other includes the elimination of $6 million and $18 million, respectively, of royalty income attributable to the strategic business units, compared to $7 million and $30 million, respectively, for the three and nine months ended September 30, 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Substantially all of the pension curtailment charges of $33 million for the nine months ended September 30, 2014 noted above related to our North America strategic business unit ("SBU"); however, such costs were not included in North America segment operating income for purposes of management's assessment of SBU operating performance. In addition, rationalizations, as described in Note 2, Costs Associated with Rationalization Programs; net (gains) losses on asset sales; and asset write-offs and accelerated depreciation are not (credited) charged to the SBUs for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Rationalizations:
North America	$—	$1	$(1)	$8
Europe, Middle East and Africa	11	9	69	15
Latin America	2	2	3	4
Asia Pacific	2	9	9	14
Total Segment Rationalizations	$15	$21	$80	$41

Net (Gains) Losses on Asset Sales:
North America	$—	$(2)	$(1)	$(4)
Europe, Middle East and Africa	7	—	7	2
Asia Pacific	—	(1)	—	(4)
Total Segment Asset Sales	$7	$(3)	$6	$(6)
Corporate	—	—	(2)	—
	$7	$(3)	$4	$(6)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$—	$5	$3	$15
Total Segment Asset Write-offs and Accelerated Depreciation	$—	$5	$3	$15

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2014, we had total credit arrangements of $9,165 million, of which $1,982 million were unused. At that date, 38% of our debt was at variable interest rates averaging 5.40%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2014, we had short term committed and uncommitted credit arrangements totaling $453 million, of which $415 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2014	2013
Notes payable and overdrafts	$38	$14
Weighted average interest rate	9.85%	3.40%
Long term debt and capital leases due within one year
Other domestic and international debt (including capital leases)	$98	$73
Weighted average interest rate	8.54%	6.91%
Total obligations due within one year	$136	$87

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2014, we had long term credit arrangements totaling $8,712 million, of which $1,567 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2014		December 31, 2013
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$315		$344
8.25% due 2020	995		995
8.75% due 2020	269		267
6.5% due 2021	900		900
7% due 2022	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,195	4.75%	1,195	4.75%
€400 million revolving credit facility due 2016	353	2.52%	—	—
Pan-European accounts receivable facility	348	2.82%	207	3.19%
Chinese credit facilities	533	5.89%	537	5.86%
Other foreign and domestic debt(1)	1,007	8.38%	878	8.97%
	6,765		6,173
Capital lease obligations	52		62
	6,817		6,235
Less portion due within one year	(98)		(73)
	$6,719		$6,162
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
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of September 30, 2014, our borrowing base, and therefore our availability, under this facility was $437 million below the facility's stated amount of $2.0 billion.
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
At September 30, 2014 and December 31, 2013, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $377 million at September 30, 2014 and $375 million at December 31, 2013.
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
At September 30, 2014 and December 31, 2013, this facility was fully drawn.
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
At September 30, 2014, the amounts outstanding under the German and all-borrower tranche were $126 million (€100 million) and $227 million (€180 million), respectively. At December 31, 2013, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $4 million (€3 million) at September 30, 2014 and $5 million (€3 million) at December 31, 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable Securitization Facilities (On-Balance Sheet)
On September 25, 2014, GDTE and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility. The most significant changes to the facility are an extension of the term through 2019 and the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. Until October 17, 2014, the maximum amount of the facility was €450 million, and from October 17, 2014 to October 15, 2015, the designated maximum amount of the facility is €380 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 25, 2019, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2015.
At September 30, 2014, the amounts available and utilized under this program totaled $348 million (€276 million). At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $74 million (85 million Australian dollars) of funding. At September 30, 2014, the amounts available and utilized under this program were $45 million. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2013 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2014, the gross amount of receivables sold was $306 million, compared to $301 million at December 31, 2013.
Chinese Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At September 30, 2014, these non-revolving credit facilities were fully drawn. There were $533 million and $537 million of borrowings outstanding under these facilities at September 30, 2014 and December 31, 2013, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Restricted cash related to funds obtained under these credit facilities was $5 million and $11 million at September 30, 2014 and December 31, 2013, respectively. These facilities can only be used to finance the relocation and expansion of our manufacturing facility in China.
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
Foreign Currency Contracts
We will enter into foreign currency contracts in order to manage the impact of changes in foreign exchange rates on our consolidated results of operations and future foreign currency-denominated cash flows. These contracts may be used to reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transactions resulting primarily from, among other things, trade purchases and sales, equipment acquisitions, intercompany loans and royalty agreements. Contracts hedging short term trade receivables and payables normally have no hedging designation.
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2014	2013
Fair Values — asset (liability):
Accounts receivable	$17	$3
Other current liabilities	(3)	(17)
At September 30, 2014 and December 31, 2013, these outstanding foreign currency derivatives had notional amounts of $761 million and $1,231 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction gains of $38 million and $33 million for the three and nine months ended September 30, 2014, respectively, compared to net transaction losses of $28 million and $21 million for the three and nine months ended September 30, 2013, respectively. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2014	2013
Fair Values — asset (liability):
Accounts receivable	$8	$3
Other current liabilities	—	(3)
At September 30, 2014 and December 31, 2013, these outstanding foreign currency derivatives had notional amounts of $149 million and $171 million, respectively, and primarily related to intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2014	2013	2014	2013
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(12)	$5	$(10)	$(2)
Amount of deferred (gain) loss reclassified from AOCL into CGS	—	1	1	3
Amounts excluded from effectiveness testing	—	—	1	—
The estimated amount of deferred gains at September 30, 2014 that is expected to be reclassified to earnings within the next twelve months is $8 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Assets:
Investments	$53	$53	$53	$53	$—	$—	$—	$—
Foreign Exchange Contracts	25	6	—	—	25	6	—	—
Total Assets at Fair Value	$78	$59	$53	$53	$25	$6	$—	$—

Liabilities:
Foreign Exchange Contracts	$3	$20	$—	$—	$3	$20	$—	$—
Total Liabilities at Fair Value	$3	$20	$—	$—	$3	$20	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

	September 30,	December 31,
(In millions)	2014	2013
Fixed Rate Debt:
Carrying amount — liability	$4,157	$4,090
Fair value — liability	4,438	4,414

Variable Rate Debt:
Carrying amount — liability	$2,608	$2,083
Fair value — liability	2,608	2,095

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Service cost — benefits earned during the period	$1	$11	$14	$34
Interest cost on projected benefit obligation	64	61	192	182
Expected return on plan assets	(77)	(84)	(234)	(252)
Amortization of: — prior service cost	—	4	1	13
— net losses	27	51	87	154
Net periodic pension cost	15	43	60	131
Net curtailments/settlements/termination benefits	—	—	32	—
Total defined benefit pension cost	$15	$43	$92	$131

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Service cost — benefits earned during the period	$8	$10	$26	$30
Interest cost on projected benefit obligation	32	32	100	97
Expected return on plan assets	(29)	(27)	(90)	(83)
Amortization of: — prior service cost	1	—	1	1
— net losses	9	7	27	37
Net periodic pension cost	21	22	64	82
Net curtailments/settlements/termination benefits	—	2	(14)	4
Total defined benefit pension cost	$21	$24	$50	$86

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
As a result of the announcement of accrual freezes to pension plans related to our North America SBU, we recognized curtailment charges of $33 million in the first quarter of 2014.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of 2014, we ceased production at one of our manufacturing facilities in Amiens, France and recorded curtailment gains of $22 million for the nine months ended September 30, 2014, which is included in rationalization charges, related to the termination of employees at that facility who were participants in our France retirement indemnity plan.
We expect to contribute approximately $1.3 billion to our funded U.S. and non-U.S. pension plans in 2014, including our first quarter 2014 U.S. pension contributions of $1,167 million. For the nine months ended September 30, 2014, we contributed $1,167 million to our U.S. plans, all of which was contributed in the first quarter. For the three and nine months ended September 30, 2014, we contributed $26 million and $98 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2014 and 2013 was $30 million and $34 million, respectively, and $85 million and $83 million, for the nine months ended September 30, 2014 and 2013, respectively. Expense recognized for the three and nine months ended September 30, 2013 includes a one-time contribution of $13 million related to our USW agreement.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended September 30, 2014 and 2013 was $(4) million and $(3) million, respectively, and $(11) million and $(7) million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.7 million stock options, 0.2 million restricted stock units and 0.1 million performance share units during the nine months ended September 30, 2014 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the nine months ended September 30, 2014 were $26.29 and $11.94, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.4 years
Interest rate: 2.11%
Volatility: 43.94%
Dividend yield: 0.76%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $26.32 for restricted stock units and $29.00 for performance share units granted during the nine months ended September 30, 2014.
We recognized stock-based compensation expense of $2 million and $14 million during the three and nine months ended September 30, 2014, respectively. At September 30, 2014, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $29 million and is expected to be recognized over the remaining vesting period of the respective grants, through August 2018. We recognized stock-based compensation expense of $8 million and $16 million during the three and nine months ended September 30, 2013, respectively.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $47 million and $45 million at September 30, 2014 and December 31, 2013, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million and $11 million were included in Other Current Liabilities at September 30, 2014 and December 31, 2013, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $312 million and $310 million for anticipated costs related to workers’ compensation at September 30, 2014 and December 31, 2013, respectively. Of these amounts, $80 million and $79 million was included in Current Liabilities as part of Compensation and Benefits at September 30, 2014 and December 31, 2013, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2014 and December 31, 2013, the liability was discounted using a risk-free rate of return. At September 30, 2014, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $40 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $323 million and $305 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2014 and December 31, 2013, respectively. Of these amounts, $41 million and $45 million were included in Other Current Liabilities at September 30, 2014 and December 31, 2013, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2014, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 109,000 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $451 million through September 30, 2014 and $432 million through December 31, 2013.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2014	December 31, 2013
Pending claims, beginning of period	74,000	73,200
New claims filed	1,500	2,600
Claims settled/dismissed	(1,600)	(1,800)
Pending claims, end of period	73,900	74,000
Payments (1)	$14	$19
________________________________

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $150 million and $145 million at September 30, 2014 and December 31, 2013, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded a receivable related to asbestos claims of $70 million and $75 million as of September 30, 2014 and December 31, 2013, respectively. We expect that approximately 50% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $11 million were included in Current Assets as part of Accounts Receivable at both September 30, 2014 and December 31, 2013. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at September 30, 2014, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis pursuant to a coverage-in-place agreement.
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
Brazilian Indirect Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $38 million). We have filed a response contesting this assessment and are defending the matter. In the event we are unsuccessful in defending the assessment, our results of operations could be materially affected.
Greek Labor Cases
Approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. The Greek courts have issued judgments affirming Goodyear Dunlop Greece's liability to pay salaries in arrears (less incomes earned in other capacities) with respect to the 5-1/2 year period following the plant closure and permitting a reduction in the amount of that liability to the extent of severance payments previously paid to the former employees. Goodyear Dunlop Greece's remaining liability with respect to these judgments is currently estimated to be up to approximately €37 million ($47 million), which includes salaries in arrears, interest and related payroll taxes. In addition, Goodyear Dunlop Greece may be required to pay social security contributions up to €26 million ($33 million) related to any salaries in arrears it must ultimately pay. In March 2013, the former employees filed a separate claim for severance payments totaling approximately €12 million ($15 million). Goodyear Dunlop Greece has entered into settlement discussions with its former employees, the ultimate outcome of which cannot be predicted at this time. We do not expect the outcome of this matter to materially affect our future results of operations.
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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $9 million at September 30, 2014, compared to $14 million at December 31, 2013. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 12. CAPITAL STOCK
Mandatory Convertible Preferred Stock
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Dividends
In the first nine months of 2014, we paid cash dividends of $15 million on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion into shares of common stock on April 1, 2014.
In the first nine months of 2014, we paid cash dividends of $43 million on our common stock. On October 6, 2014, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of common stock, or approximately $16 million in the aggregate. The dividend will be paid on December 1, 2014 to stockholders of record as of the close of business on October 31, 2014. Future quarterly dividends are subject to Board approval.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2014, we repurchased 1,200,000 shares at an average price, including commissions, of $24.75 per share, or $30 million in the aggregate. During the first nine months of 2014, we repurchased 3,200,000 shares at an average price, including commissions, of $26.03 per share, or $83 million in the aggregate.
In addition, we routinely repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the third quarter of 2014, we repurchased 114,580 shares at an average price of $26.20 per share, or $3 million in the aggregate. During the first nine months of 2014, we repurchased 536,829 shares at an average price of $26.69 per share, or $14 million in the aggregate.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$1,606	$262	$1,868	$370	$255	$625
Comprehensive income:
Net income	323	20	343	394	26	420
Foreign currency translation (net of tax of $0 in 2014 and $0 in 2013)	(117)	(10)	(127)	(111)	(15)	(126)
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2014 and $0 in 2013)	2	—	2	1	—	1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $5 in 2014 and $8 in 2013)	79	—	79	168	—	168
Decrease (increase) in net actuarial losses (net of tax of $3 in 2014 and $2 in 2013)	18	—	18	122	—	122
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures (net of tax of $0 in 2014 and $0 in 2013)	39	—	39	2	—	2
Prior service credit (cost) from plan amendments (net of tax of $0 in 2014 and $0 in 2013)	(1)	—	(1)	—	—	—
Deferred derivative gains (losses) (net of tax of $1 in 2014 and $1 in 2013)	8	—	8	1	—	1
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2014 and $1 in 2013)	1	—	1	2	—	2
Unrealized investment gains (losses) (net of tax of $0 in 2014 and $0 in 2013)	—	—	—	12	—	12
Other comprehensive income (loss)	29	(10)	19	197	(15)	182
Total comprehensive income	352	10	362	591	11	602
Purchase of subsidiary shares from minority interest	(5)	(18)	(23)	(2)	(2)	(4)
Dividends declared to minority shareholders	—	(15)	(15)	—	(9)	(9)
Stock-based compensation plans (Note 10)	15	—	15	12	—	12
Repurchase of common stock (Note 12)	(97)	—	(97)	—	—	—
Dividends declared (Note 12)	(50)	—	(50)	(34)	—	(34)
Common stock issued from treasury	41	—	41	15	—	15
Other	—	2	2	—	(4)	(4)
Balance at end of period	$1,862	$241	$2,103	$952	$251	$1,203

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of period	$613	$520	$577	$534
Comprehensive income (loss):
Net income (loss)	31	12	50	(1)
Foreign currency translation, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	(41)	18	(43)	10
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	1	2	3	6
Decrease (increase) in net actuarial losses, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	—	—	12	2
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	—	—	4	—
Deferred derivative gains (losses), net of tax of $(1) and $(1) in 2014 ($0 and $0 in 2013)	2	(1)	2	—
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2014 ($0 and $0 in 2013)	(1)	—	—	—
Other comprehensive income (loss)	(39)	19	(22)	18
Total comprehensive income (loss)	(8)	31	28	17
Dividends declared to minority shareholders	(10)	(11)	(10)	(11)
Balance at end of period	$595	$540	$595	$540

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the nine months ended September 30, 2014 and 2013:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2013	$(690)	$(3,290)	$(1)	$34	$(3,947)
Other comprehensive income (loss) before reclassifications	(117)	17	8	—	(92)
Amounts reclassified from accumulated other comprehensive loss	2	118	1	—	121
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at September 30, 2014	$(806)	$(3,155)	$8	$34	$(3,919)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2012	$(538)	$(4,044)	$(4)	$26	$(4,560)
Other comprehensive income (loss) before reclassifications	(111)	122	1	12	24
Amounts reclassified from accumulated other comprehensive loss	1	170	2	—	173
Balance at September 30, 2013	$(648)	$(3,752)	$(1)	$38	$(4,363)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions) (Income) Expense	2014	2013	2014	2013
Component of AOCL	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$4	$—	$2	$1	Other Expense
Tax effect	—	—	—	—	United States and Foreign Taxes
Minority interest	—	—	—	—	Minority Shareholders' Net Income
Net of tax	$4	$—	$2	$1	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$27	$55	$87	$182	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	1	1	43	2	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$28	$56	$130	$184
Tax effect	(2)	(1)	(5)	(8)	United States and Foreign Taxes
Minority interest	(1)	(2)	(7)	(6)	Minority Shareholders' Net Income
Net of tax	$25	$53	$118	$170	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$—	$1	$1	$3	Cost of Goods Sold
Tax effect	—	—	—	(1)	United States and Foreign Taxes
Minority interest	1	—	—	—	Minority Shareholders' Net Income
Net of tax	$1	$1	$1	$2	Goodyear Net Income

Total reclassifications	$30	$54	$121	$173	Goodyear Net Income

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$471	$61	$1,212	$—	$1,744
Accounts Receivable	840	249	1,932	—	3,021
Accounts Receivable From Affiliates	—	770	—	(770)	—
Inventories	1,299	153	1,522	(50)	2,924
Prepaid Expenses and Other Current Assets	79	9	265	5	358
Total Current Assets	2,689	1,242	4,931	(815)	8,047
Goodwill	—	24	481	118	623
Intangible Assets	110	—	25	—	135
Deferred Income Taxes	—	20	76	9	105
Other Assets	287	101	266	—	654
Investments in Subsidiaries	4,401	412	—	(4,813)	—
Property, Plant and Equipment	2,246	128	4,745	(27)	7,092
Total Assets	$9,733	$1,927	$10,524	$(5,528)	$16,656
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$869	$202	$1,756	$—	$2,827
Accounts Payable to Affiliates	646	—	124	(770)	—
Compensation and Benefits	372	32	370	—	774
Other Current Liabilities	314	29	696	(3)	1,036
Notes Payable and Overdrafts	—	—	38	—	38
Long Term Debt and Capital Leases Due Within One Year	6	—	92	—	98
Total Current Liabilities	2,207	263	3,076	(773)	4,773
Long Term Debt and Capital Leases	4,375	—	2,344	—	6,719
Compensation and Benefits	486	116	705	—	1,307
Deferred and Other Noncurrent Income Taxes	67	6	177	(7)	243
Other Long Term Liabilities	736	31	149	—	916
Total Liabilities	7,871	416	6,451	(780)	13,958
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	398	197	595
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	275	—	—	—	275
Other Equity	1,587	1,511	3,434	(4,945)	1,587
Goodyear Shareholders’ Equity	1,862	1,511	3,434	(4,945)	1,862
Minority Shareholders’ Equity — Nonredeemable	—	—	241	—	241
Total Shareholders’ Equity	1,862	1,511	3,675	(4,945)	2,103
Total Liabilities and Shareholders’ Equity	$9,733	$1,927	$10,524	$(5,528)	$16,656

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended September 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,999	$673	$3,338	$(1,353)	$4,657
Cost of Goods Sold	1,630	604	2,669	(1,387)	3,516
Selling, Administrative and General Expense	228	43	383	(1)	653
Rationalizations	—	—	15	—	15
Interest Expense	83	7	33	(15)	108
Other (Income) Expense	(14)	(1)	32	49	66
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	72	20	206	1	299
United States and Foreign Taxes	6	5	88	1	100
Equity in Earnings of Subsidiaries	95	21	—	(116)	—
Net Income (Loss)	161	36	118	(116)	199
Less: Minority Shareholders’ Net Income (Loss)	—	—	38	—	38
Goodyear Net Income (Loss) available to Common Shareholders	$161	$36	$80	$(116)	$161
Comprehensive Income (Loss)	$72	$34	$(22)	$(25)	$59
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	4	(17)	(13)
Goodyear Comprehensive Income (Loss)	$72	$34	$(26)	$(8)	$72

	Consolidating Statements of Operations
	Three Months Ended September 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$2,131	$676	$3,246	$(1,051)	$5,002
Cost of Goods Sold	1,810	605	2,620	(1,089)	3,946
Selling, Administrative and General Expense	241	43	409	(7)	686
Rationalizations	1	1	19	—	21
Interest Expense	82	7	28	(17)	100
Other (Income) Expense	(77)	(2)	1	78	—
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	74	22	169	(16)	249
United States and Foreign Taxes	7	7	41	(1)	54
Equity in Earnings of Subsidiaries	106	10	—	(116)	—
Net Income (Loss)	173	25	128	(131)	195
Less: Minority Shareholders’ Net Income (Loss)	—	—	22	—	22
Goodyear Net Income (Loss)	173	25	106	(131)	173
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$166	$25	$106	$(131)	$166
Comprehensive Income (Loss)	$241	$23	$164	$(146)	$282
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	33	8	41
Goodyear Comprehensive Income (Loss)	$241	$23	$131	$(154)	$241

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,864	$1,927	$9,361	$(3,370)	$13,782
Cost of Goods Sold	4,808	1,734	7,461	(3,437)	10,566
Selling, Administrative and General Expense	679	126	1,219	(6)	2,018
Rationalizations	(1)	—	81	—	80
Interest Expense	249	20	92	(46)	315
Other (Income) Expense	(60)	(10)	170	142	242
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	189	57	338	(23)	561
United States and Foreign Taxes	15	13	139	1	168
Equity in Earnings of Subsidiaries	149	37	—	(186)	—
Net Income (Loss)	323	81	199	(210)	393
Less: Minority Shareholders’ Net Income (Loss)	—	—	70	—	70
Goodyear Net Income (Loss)	323	81	129	(210)	323
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$316	$81	$129	$(210)	$316
Comprehensive Income (Loss)	$352	$96	$153	$(211)	$390
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	57	(19)	38
Goodyear Comprehensive Income (Loss)	$352	$96	$96	$(192)	$352

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$6,212	$2,024	$9,664	$(3,151)	$14,749
Cost of Goods Sold	5,255	1,813	7,956	(3,292)	11,732
Selling, Administrative and General Expense	695	127	1,212	(12)	2,022
Rationalizations	6	2	33	—	41
Interest Expense	233	22	82	(50)	287
Other (Income) Expense	(204)	2	99	215	112
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	227	58	282	(12)	555
United States and Foreign Taxes	14	41	100	(19)	136
Equity in Earnings of Subsidiaries	181	—	—	(181)	—
Net Income (Loss)	394	17	182	(174)	419
Less: Minority Shareholders’ Net Income (Loss)	—	—	25	—	25
Goodyear Net Income (Loss)	394	17	157	(174)	394
Less: Preferred Stock Dividends	22	—	—	—	22
Goodyear Net Income (Loss) available to Common Shareholders	$372	$17	$157	$(174)	$372
Comprehensive Income (Loss)	$591	$39	$111	$(122)	$619
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	23	5	28
Goodyear Comprehensive Income (Loss)	$591	$39	$88	$(127)	$591

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(957)	$(11)	$71	$(42)	$(939)
Cash Flows from Investing Activities:
Capital Expenditures	(203)	(14)	(420)	3	(634)
Asset Dispositions	2	1	3	—	6
Decrease (Increase) in Restricted Cash	—	—	6	—	6
Short Term Securities Acquired	—	—	(72)	—	(72)
Short Term Securities Redeemed	—	—	82	—	82
Capital Contributions and Loans Incurred	(211)	—	(452)	663	—
Capital Redemptions and Loans Paid	459	—	244	(703)	—
Other Transactions	1	—	6	—	7
Total Cash Flows from Investing Activities	48	(13)	(603)	(37)	(605)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	23	—	52	(23)	52
Short Term Debt and Overdrafts Paid	—	(6)	(41)	23	(24)
Long Term Debt Incurred	501	—	1,238	—	1,739
Long Term Debt Paid	(507)	—	(547)	—	(1,054)
Common Stock Issued	41	—	—	—	41
Common Stock Repurchased	(97)	—	—	—	(97)
Common Stock Dividends Paid	(43)	—	—	—	(43)
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions and Loans Incurred	452	—	211	(663)	—
Capital Redemptions and Loans Paid	(244)	—	(459)	703	—
Intercompany Dividends Paid	—	—	(39)	39	—
Transactions with Minority Interests in Subsidiaries	—	—	(36)	—	(36)
Total Cash Flows from Financing Activities	111	(6)	379	79	563
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(3)	(268)	—	(271)
Net Change in Cash and Cash Equivalents	(798)	(33)	(421)	—	(1,252)
Cash and Cash Equivalents at Beginning of the Period	1,269	94	1,633	—	2,996
Cash and Cash Equivalents at End of the Period	$471	$61	$1,212	$—	$1,744

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(362)	$(34)	$135	$(37)	$(298)
Cash Flows from Investing Activities:
Capital Expenditures	(132)	(12)	(600)	10	(734)
Asset Dispositions	2	—	6	—	8
Decrease (Increase) in Restricted Cash	—	—	3	—	3
Short Term Securities Acquired	—	—	(89)	—	(89)
Short Term Securities Redeemed	—	—	81	—	81
Capital Contributions and Loans Incurred	(61)	—	(170)	231	—
Capital Redemptions and Loans Paid	214	—	364	(578)	—
Other Transactions	—	—	6	—	6
Total Cash Flows from Investing Activities	23	(12)	(399)	(337)	(725)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	(11)	94	(53)	30
Short Term Debt and Overdrafts Paid	(53)	—	(89)	53	(89)
Long Term Debt Incurred	900	—	1,252	—	2,152
Long Term Debt Paid	(8)	—	(652)	—	(660)
Common Stock Issued	16	—	—	—	16
Common Stock Repurchased	(1)	—	—	—	(1)
Preferred Stock Dividends Paid	(22)	—	—	—	(22)
Capital Contributions and Loans Incurred	170	58	3	(231)	—
Capital Redemptions and Loans Paid	(364)	—	(214)	578	—
Intercompany Dividends Paid	—	—	(27)	27	—
Transactions with Minority Interests in Subsidiaries	—	—	(10)	—	(10)
Debt Related Costs and Other Transactions	(16)	—	—	—	(16)
Total Cash Flows from Financing Activities	622	47	357	374	1,400
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(2)	(156)	—	(158)
Net Change in Cash and Cash Equivalents	283	(1)	(63)	—	219
Cash and Cash Equivalents at Beginning of the Period	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Period	$1,085	$67	$1,348	$—	$2,500

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
In the third quarter of 2014, we experienced increasingly challenging global economic conditions. Tire unit shipments decreased 1.6% compared to the third quarter of 2013, driven by declines in North American consumer replacement sales, due primarily to the impact of customers building inventory of certain imported tires in advance of potential tariffs being imposed in 2015, and in Latin American original equipment sales, due primarily to continued lower vehicle production in Brazil. In the third quarter of 2014, we realized approximately $135 million of cost savings, including raw materials cost saving measures of approximately $71 million, which exceeded the impact of general inflation. Despite the challenges we faced, our total segment operating income increased 20.7% to $520 million in the third quarter of 2014, including segment operating income of $210 million in North America and $181 million in EMEA.
In the first quarter of 2014, we closed one of our manufacturing facilities in Amiens, France. We expect annualized cost savings of approximately $75 million following closure of the Amiens facility and exit of the farm tire business in EMEA. We realized savings of $37 million in the first nine months of 2014 and expect total savings of approximately $50 million in 2014. We expect to exit the remainder of the farm tire business in EMEA through the first quarter of 2015.
In the first quarter of 2014, we made contributions of $1,167 million to fully fund our hourly U.S. pension plans and, in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans were frozen to future accruals effective April 30, 2014.
Net sales in the third quarter of 2014 were $4,657 million, compared to $5,002 million in the third quarter of 2013. Net sales decreased in the third quarter of 2014 due to unfavorable foreign currency translation, primarily in Latin America, a decline in price and product mix, primarily in EMEA, as a result of the impact of lower raw material costs on pricing, and lower volume, primarily in North America. Product mix was also negatively impacted by lower off-the-road ("OTR") tire sales.
In the third quarter of 2014, Goodyear net income was $161 million, compared to $173 million in the third quarter of 2013. In the third quarter of 2014, Goodyear net income available to common shareholders was $161 million, or $0.58 per share, compared to $166 million, or $0.62 per share, in the third quarter of 2013. The decrease in Goodyear net income in the third quarter of 2014 compared to the third quarter of 2013 was primarily driven by discrete tax charges in the third quarter of 2014, primarily due to the establishment of valuation allowances on the deferred tax assets of our Venezuelan and Brazilian subsidiaries, and unfavorable foreign currency exchange losses, partially offset by improved segment operating income.
Our total segment operating income for the third quarter of 2014 was $520 million, compared to $431 million in the third quarter of 2013. The $89 million increase in segment operating income was due primarily to a decline in raw material costs of $169 million, which more than offset the effects of lower price and product mix of $112 million, lower conversion costs of $54 million and lower selling, administrative and general ("SAG") expense of $11 million. These improvements were partially offset by unfavorable foreign currency translation of $31 million and lower tire volume of $16 million. See "Results of Operations — Segment Information” for additional information.
Net sales were $13,782 million in the first nine months of 2014, compared to $14,749 million in the first nine months of 2013. Net sales decreased in the first nine months of 2014 due to lower sales in other tire-related businesses, primarily third-party chemical sales in North America, a decline in price and product mix, primarily in EMEA, as a result of the impact of lower raw material costs on pricing, and unfavorable foreign currency translation, primarily in Latin America. Product mix was also negatively impacted by lower OTR tire sales. These decreases were partially offset by higher volume in EMEA and Asia Pacific.
In the first nine months of 2014, Goodyear net income was $323 million, compared to $394 million in the first nine months of 2013. In the first nine months of 2014, Goodyear net income available to common shareholders was $316 million, or $1.15 per share, compared to $372 million, or $1.43 per share, in the first nine months of 2013. The decrease in Goodyear net income in the first nine months of 2014 compared to the first nine months of 2013 was driven by discrete tax charges in 2014, primarily due to the establishment of valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries; an increased net remeasurement loss resulting from devaluations of the Venezuelan bolivar fuerte as well as higher foreign currency exchange losses in Venezuela; higher net rationalization charges, primarily related to the closure of one of our manufacturing facilities in Amiens, France; pension curtailment and settlement charges in 2014 related to plans in North America and EMEA; and increased interest expense, partially offset by improved segment operating income.

Our total segment operating income for the first nine months of 2014 was $1,353 million, compared to $1,161 million in the first nine months of 2013. The $192 million increase in segment operating income was due primarily to a decline in raw material costs of $444 million, primarily in EMEA and North America, which more than offset the effects of lower price and product mix of $295 million, and lower conversion costs of $134 million. These improvements were partially offset by unfavorable foreign currency translation of $60 million, primarily in Latin America, and higher SAG expenses of $39 million, also primarily in Latin America. See "Results of Operations — Segment Information” for additional information.
At September 30, 2014, we had $1,744 million of Cash and cash equivalents as well as $1,982 million of unused availability under our various credit agreements, compared to $2,996 million and $2,726 million, respectively, at December 31, 2013. Cash and cash equivalents decreased by $1,252 million from December 31, 2013 due primarily to contributions of $1,167 million, including discretionary contributions of $907 million, to fully fund our hourly U.S. pension plans in the first quarter of 2014. See "Liquidity and Capital Resources" for additional information.
For 2014, we now expect our full-year tire unit volume will be flat to up 1% compared to 2013; we now expect cost savings to more than offset general inflation and additional expenditures for advertising, marketing and research and development by $130 million to $150 million; and we continue to expect a favorable impact from changes in unabsorbed fixed costs of $50 million to $75 million, albeit towards the middle of that range. At current spot rates, we expect foreign currency translation to negatively affect segment operating income by approximately $100 million in 2014 as compared to 2013.
Based on current raw material spot prices, for the full year of 2014, we continue to expect our raw material costs will be approximately 5% lower than 2013 and net raw material costs and price and product mix to be slightly negative in 2014, primarily due to the negative mix impact of reduced OTR tire sales.
For 2015, we expect our full-year tire unit volume will be up 1% to 2% compared to 2014; we expect cost savings to more than offset general inflation; and we expect our raw material costs will remain at current levels or decline slightly and that net raw material costs and price and product mix will be positive compared to 2014. We also expect foreign currency translation to negatively affect segment operating income in 2015 as compared to 2014, consistent with the level of negative impact expected in 2014 as compared to 2013.
See “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2014 and 2013
Net sales in the third quarter of 2014 were $4,657 million, decreasing $345 million, or 6.9%, from $5,002 million in the third quarter of 2013. Goodyear net income was $161 million in the third quarter of 2014, compared to $173 million in the third quarter of 2013. Goodyear net income available to common shareholders was $161 million, or $0.58 per share, in the third quarter of 2014, compared to $166 million, or $0.62 per share, in the third quarter of 2013.
Net sales decreased in the third quarter of 2014, due primarily to unfavorable foreign currency translation of $137 million, primarily in Latin America, a decline in price and product mix of $95 million, primarily in EMEA, as a result of the impact of lower raw material costs on pricing, lower volume of $72 million, primarily in North America, and lower sales in other tire-related businesses of $44 million, primarily third-party chemical sales in North America. Product mix was also negatively impacted by lower OTR tire sales.
Worldwide tire unit sales in the third quarter of 2014 were 41.9 million units, decreasing 0.7 million units, or 1.6%, from 42.6 million units in the third quarter of 2013. The decrease in units was driven primarily by North America. Replacement tire volume decreased 0.3 million units, or 0.9%, primarily due to a 0.4 million unit decline in North America. Original equipment ("OE") tire volume decreased 0.4 million units, or 3.3%, primarily in Latin America.
Cost of goods sold (“CGS”) in the third quarter of 2014 was $3,516 million, decreasing $430 million, or 10.9%, from $3,946 million in the third quarter of 2013. CGS decreased due to lower raw material costs of $169 million, primarily in EMEA, favorable foreign currency translation of $93 million, primarily in Latin America, and lower costs in other tire-related businesses of $57 million. CGS also benefited from lower volume of $56 million and lower conversion costs of $54 million, in EMEA and North America. Conversion costs were favorably impacted by lower under-absorbed fixed overhead costs of approximately $14 million due to higher production volume in EMEA, partially offset by lower production volume in Latin America. These decreases were partially offset by increases in product mix-related manufacturing costs of $17 million. CGS in the third quarter of 2014 included pension expense of $25 million, which decreased from $53 million in the third quarter of 2013, due primarily to lower amortization resulting from 2013 actuarial gains related to our North American plans and the freeze of our hourly U.S. pension plans.

CGS in the third quarter of 2013 included accelerated depreciation of $5 million ($4 million after-tax and minority) primarily related to the closure of one of our manufacturing facilities in Amiens, France. CGS was 75.5% of sales in the third quarter of 2014 compared to 78.9% in the third quarter of 2013. CGS also included savings from rationalization plans of $20 million, of which $16 million related to the closure of one of our manufacturing facilities in Amiens, France.
SAG in the third quarter of 2014 was $653 million, decreasing $33 million, or 4.8%, from $686 million in the third quarter of 2013. SAG decreased primarily due to lower incentive compensation costs of $34 million. SAG was 14.0% of sales in the third quarter of 2014, compared to 13.7% in the third quarter of 2013. SAG in the third quarter of 2014 included pension expense of $12 million, compared to $14 million in 2013, primarily related to North America. SAG also included savings from rationalization plans of $3 million.
We recorded net rationalization charges of $15 million ($9 million after-tax and minority) in the third quarter of 2014. Rationalization actions initiated in the third quarter of 2014 primarily consisted of SAG headcount reductions in EMEA. In addition, Latin America also initiated a plan to reduce manufacturing headcount. We recorded net rationalization charges of $21 million ($15 million after-tax and minority) in the third quarter of 2013. Rationalization actions initiated in the third quarter of 2013 primarily consisted of manufacturing headcount reductions in EMEA and SAG headcount reductions in Asia Pacific and EMEA.
Interest expense in the third quarter of 2014 was $108 million, increasing $8 million, or 8.0%, from $100 million in the third quarter of 2013. Interest expense increased due to higher average debt balances of $6,809 million in the third quarter of 2014 compared to $6,536 million in the third quarter of 2013 and higher average interest rates of 6.35% in the third quarter of 2014 compared to 6.12% in the third quarter of 2013.
Other Expense in the third quarter of 2014 was $66 million of expense, a change of $66 million from the third quarter of 2013. Other Expense included net foreign currency exchange losses in the third quarter of 2014 of $31 million, primarily in Venezuela, compared to net gains of $2 million in the third quarter of 2013. Net foreign currency exchange losses in the third quarter of 2014 included the derecognition of $5 million ($5 million after-tax and minority) of the subsidy receivable in Venezuela, due to the official exchange rate for settling purchases of certain finished goods changing from 6.3 bolivares fuertes to the U.S. dollar to the SICAD I rate, and foreign currency exchange gains of $7 million ($7 million after-tax and minority) to reduce foreign currency exchange losses previously recorded in the first quarter of 2014 on the deferred tax assets of our Venezuelan subsidiary, in conjunction with establishing a valuation allowance on those deferred tax assets.
Other Expense also included miscellaneous expense of $20 million in the third quarter of 2014 compared to $3 million in the third quarter of 2013. Miscellaneous expense in the third quarter of 2014 included charges of $3 million ($3 million after-tax and minority) for labor claims related to a previously closed facility in EMEA and charges of $16 million ($16 million after-tax and minority) related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa. Other Expense in the third quarter of 2014 included net losses on asset sales of $7 million ($6 million after-tax and minority) compared to net gains on asset sales of $3 million ($2 million after-tax and minority) in the third quarter of 2013.
Tax expense in the third quarter of 2014 was $100 million on income before income taxes of $299 million. Income tax expense in the third quarter of 2014 was unfavorably impacted by $47 million ($47 million after minority interest) of discrete tax adjustments, including $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, as well as $11 million due to a recently enacted law change in Chile. In the third quarter of 2013, we recorded tax expense of $54 million on income before income taxes of $249 million. In addition to the discrete items noted above, the differences between our effective tax rate and the U.S. statutory rate in both years were primarily attributable to continuing to maintain a full valuation allowance on our U.S. and certain foreign deferred tax assets. In 2013, the difference between our effective tax rate and the U.S. statutory rate was also attributable to charges that are not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
Minority shareholders’ net income in the third quarter of 2014 was $38 million, compared to $22 million in 2013. The increase was due primarily to increased earnings in our joint venture in Europe.
Nine Months Ended September 30, 2014 and 2013
Net sales in the first nine months of 2014 were $13,782 million, decreasing $967 million, or 6.6%, from $14,749 million in the first nine months of 2013. Goodyear net income was $323 million in the first nine months of 2014, compared to $394 million in the first nine months of 2013. Goodyear net income available to common shareholders was $316 million, or $1.15 per share, in the first nine months of 2014, compared to $372 million, or $1.43 per share, in the first nine months of 2013.
Net sales decreased in the first nine months of 2014, due primarily to lower sales in other tire-related businesses of $394 million, primarily in North America due to a decrease in the volume of third-party chemical sales, a decline in price and product mix of $339 million, primarily in EMEA, as a result of the impact of lower raw material costs on pricing, and unfavorable foreign currency of $315 million, primarily in Latin America. Product mix was also negatively impacted by lower OTR tire sales. These declines were partially offset by higher tire volume of $78 million related to EMEA and Asia Pacific, while volume in Latin America and North America decreased.

Worldwide tire unit sales in the first nine months of 2014 were 122.5 million units, increasing 0.9 million units, or 0.7%, from 121.6 million units in the first nine months of 2013. The increase in units was driven by EMEA and Asia Pacific, partially offset by decreases in Latin America and North America. Replacement tire volume increased 2.0 million units, or 2.4%, primarily in EMEA and Latin America. OE tire volume decreased 1.1 million units, or 3.0%, primarily in Latin America and North America, partially offset by increases in Asia Pacific and EMEA.
CGS in the first nine months of 2014 was $10,566 million, decreasing $1,166 million, or 9.9%, from $11,732 million in the first nine months of 2013. CGS decreased due to lower raw material costs of $444 million, primarily in EMEA and North America, lower costs in other tire-related businesses of $409 million, primarily in North America due to a decrease in the volume of third-party chemical sales, favorable foreign currency translation of $225 million, primarily in Latin America, and lower conversion costs of $134 million. These decreases were partially offset by higher volume of $72 million. Conversion costs were favorably impacted by lower under-absorbed fixed overhead costs of approximately $82 million due to higher production volume, primarily in EMEA, partially offset by lower production volume in Latin America. CGS in the first nine months of 2014 included pension expense of $103 million, excluding the pension curtailment and settlement charges described below, which decreased from $172 million in the first nine months of 2013, due primarily to lower amortization resulting from 2013 actuarial gains related to our North American plans and the freeze of our hourly U.S. pension plans.
CGS in the first nine months of 2014 included a pension curtailment loss of $33 million ($32 million after-tax and minority) as a result of the accrual freeze to pension plans in North America and a pension settlement loss of $5 million ($4 million after-tax and minority) related to lump sum payments to settle certain liabilities for our U.K. pension plans. The first nine months of 2014 also included accelerated depreciation of $3 million ($2 million after-tax and minority) primarily related to property and equipment in one of our manufacturing facilities in the U.K. compared to $15 million ($12 million after-tax and minority) in the first nine months of 2013, primarily related to the closure of one of our manufacturing facilities in Amiens, France. CGS was 76.7% of sales in the first nine months of 2014 compared to 79.5% in the first nine months of 2013. CGS also included savings from rationalization plans of $51 million, of which $37 million related to the closure of one of our manufacturing facilities in Amiens, France.
SAG in the first nine months of 2014 was $2,018 million, decreasing $4 million, or 0.2%, from $2,022 million in the first nine months of 2013. The decrease in SAG was due to favorable foreign currency translation of $30 million and lower incentive compensation costs of $27 million, mostly offset by inflationary cost increases in wages and benefits and other costs. SAG was 14.6% of sales in the first nine months of 2014, compared to 13.7% in the first nine months of 2013. SAG in the first nine months of 2014 included pension expense of $39 million, compared to $46 million in 2013, primarily related to North America. SAG also included savings from rationalization plans of $10 million.
We recorded net rationalization charges of $80 million ($56 million after-tax and minority) in the first nine months of 2014. Net rationalization charges include charges of $63 million for associate severance and idle plant costs, partially offset by pension curtailment gains of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in the first nine months of 2014 primarily consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce SAG headcount. We recorded net rationalization charges of $41 million ($30 million after-tax and minority) in the first nine months of 2013. Rationalization actions initiated in 2013 primarily consisted of manufacturing reductions in EMEA and Latin America and SAG headcount reductions in Asia Pacific and EMEA.
Interest expense in the first nine months of 2014 was $315 million, increasing $28 million, or 9.8%, from $287 million in the first nine months of 2013. Interest expense increased due to higher average debt balances of $6,811 million in the first nine months of 2014 compared to $6,308 million in the first nine months of 2013 and higher average interest rates of 6.32% in the first nine months of 2014 compared to 6.07% in the first nine months of 2013. Interest expense in the first nine months of 2014 was favorably impacted by $8 million related to interest recovered on the settlement of indirect tax claims in Latin America.
Other Expense in the first nine months of 2014 was $242 million of expense, increasing $130 million, or 116.1%, from $112 million of expense in the first nine months of 2013. The increase in Other Expense reflects higher net foreign currency exchange losses, which were $182 million in the first nine months of 2014 compared to $116 million in the first nine months of 2013. The increase was due primarily to net remeasurement losses resulting from devaluations of the Venezuelan bolivar fuerte against the U.S. dollar of $155 million ($130 million after-tax and minority) in 2014 compared to $115 million ($92 million after-tax and minority) in 2013. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Other Expense also increased due to higher miscellaneous expense of $39 million in the first nine months of 2014 compared to $6 million in the first nine months of 2013. Miscellaneous expense in 2014 and 2013 included charges of $20 million ($20 million after-tax and minority) and $6 million ($6 million after-tax and minority), respectively, relating to labor claims for a previously closed facility in EMEA. Miscellaneous expense for the nine months ended September 30, 2014 also included charges of $16 million ($16 million after-tax and minority) related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa. Other Expense reflected higher charges of $21 million in the first nine months of 2014 related to general and product liability — discontinued products, which included charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries, compared to $12 million in the first nine months of 2013. Other Expense in the first nine months of 2014 included net losses on asset sales of $4 million ($4 million after-tax and minority) compared to net gains of $6 million ($5 million after-tax and minority) in the first nine months of 2013. Other expense reflected a decrease in royalty income in the first nine months of 2014 to $27 million from $39 million in the first nine months of 2013, due primarily to a one-time royalty of $8 million related to chemical operations included in the first nine months of 2013, and interest income of $23 million for the first nine months of 2014, compared to interest income of $18 million in the first nine months of 2013. Interest income in the first nine months of 2014 included $9 million earned on the settlement of indirect tax claims in Latin America.
A substantial portion of royalty income results from the amortization of deferred revenue from prepaid trademark licensing royalties associated with the sale of our former Engineered Products business to The Carlyle Group in 2007. In the first quarter of 2014, The Carlyle Group announced that it has entered into an agreement to sell that business to Continental AG. If that transaction is consummated, we expect to terminate the licensing agreement and recognize the unamortized balance of the deferred revenue, which would result in a one-time gain. The unamortized balance at September 30, 2014 was approximately $170 million. Royalty income would also then be reduced by approximately $12 million per year.
Tax expense in the first nine months of 2014 was $168 million on income before income taxes of $561 million. Income tax expense in the first nine months of 2014 was unfavorably impacted by $47 million ($47 million after minority interest) of discrete tax adjustments, including $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, as well as $11 million due to a recently enacted law change in Chile. In the first nine months of 2013, we recorded tax expense of $136 million on income before income taxes of $555 million. Income tax expense in the first nine months of 2013 was favorably impacted by $5 million ($6 million after minority interest) due primarily to the enactment of tax law changes. In addition to these discrete items, the differences between our effective tax rate and the U.S. statutory rate in both years were primarily attributable to the full valuation allowance on our U.S. and certain foreign deferred tax assets and charges that are not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
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
Our conclusion to maintain a full valuation allowance on our U.S. deferred tax assets considered the following recent positive evidence. Throughout 2013 and the first nine months of 2014, we delivered U.S. earnings driven by North America's operating results. During the first quarter of 2014, we fully funded our hourly U.S. pension plans and, in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans were frozen to future accruals effective April 30, 2014. Freezing these plans reduces future earnings volatility and enables us to more accurately forecast and deliver sustained profitable U.S. operating results. Profits in the seven most recent quarters now provide us the opportunity to apply greater significance to our forecasts in our assessment of the need to retain a valuation allowance. If we achieve another full year of significant U.S. earnings in 2014 and forecasts for 2015 and beyond show continued profitability, we may have sufficient evidence to release all or a significant portion of our U.S. valuation allowance on our U.S. deferred tax assets during 2014. We believe it is reasonably possible that this positive evidence will be available. We measure deferred tax assets and liabilities using the enacted tax laws that apply in the years that we anticipate our deferred tax assets and liabilities will be recovered or paid. New U.S. corporate income tax laws enacted prior to a release of our valuation allowance could materially impact the value of our deferred tax assets and would be considered in our assessment of the need for a valuation allowance.
In the periods after which our U.S. valuation allowance is released, we would expect an increase in our effective tax rate as a result of recording tax expense on our U.S. earnings. Until such time that we exhaust our tax credits and tax loss carryforwards, the release of the valuation allowance would not affect our cash tax payments.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist within the next twelve months. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $105 million ($80 million net of minority interest).

Minority shareholders’ net income in the first nine months of 2014 was $70 million, compared to $25 million in 2013. The increase was due primarily to increased earnings in our joint venture in Europe.
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
Total segment operating income in the third quarter of 2014 was $520 million, increasing $89 million, or 20.6%, from $431 million in the third quarter of 2013. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2014 was 11.2%, compared to 8.6% in the third quarter of 2013. Total segment operating income in the first nine months of 2014 was $1,353 million, increasing $192 million, or 16.5%, from $1,161 million in the first nine months of 2013. Total segment operating margin in the first nine months of 2014 was 9.8%, compared to 7.9% in the first nine months of 2013.
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
North America

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2014	2013	Change	Change	2014	2013	Change	Change
Tire Units	15.2	15.8	(0.6)	(3.8)%	45.1	45.4	(0.3)	(0.9)%
Net Sales	$2,057	$2,186	$(129)	(5.9)%	$5,980	$6,553	$(573)	(8.7)%
Operating Income	210	161	49	30.4%	574	492	82	16.7%
Operating Margin	10.2%	7.4%			9.6%	7.5%
Three Months Ended September 30, 2014 and 2013
North America unit sales in the third quarter of 2014 decreased 0.6 million units, or 3.8%, to 15.2 million units. Replacement tire volume decreased 0.4 million units, or 3.9%, primarily in consumer replacement due to our customers building inventory of certain imported tires in advance of potential tariffs being imposed in 2015, and manufacturing capacity constraints on premium tires. OE tire volume decreased 0.2 million units, or 3.8%.
Net sales in the third quarter of 2014 were $2,057 million, decreasing $129 million, or 5.9%, from $2,186 million in the third quarter of 2013. The decrease was due primarily to lower volume of $61 million and lower sales in our other tire-related businesses of $36 million, driven by a decrease in volume of third-party chemical sales. In addition, net sales declined due to unfavorable foreign currency translation of $20 million and lower price and product mix of $11 million, driven by the impact of lower raw material costs on pricing.
Operating income in the third quarter of 2014 was $210 million, increasing $49 million, or 30.4%, from $161 million in the third quarter of 2013. The increase in operating income was due primarily to lower conversion costs of $32 million and a decline in raw material costs of $54 million, which more than offset the effect of lower price and product mix of $32 million. Operating income was also positively impacted by higher income from our other tire-related businesses of $10 million, primarily in our retail business. These improvements were partially offset by lower volume of $11 million and higher transportation costs of $3 million. The decrease in conversion costs reflects lower labor costs due primarily to prior year one-time charges of $20 million related to our USW agreement and favorable pension costs of $15 million, partially offset by increased profit sharing costs of $8 million.
Operating income in the third quarter of 2013 excluded net gains on asset sales of $2 million and rationalization charges of $1 million.

Nine Months Ended September 30, 2014 and 2013
North America unit sales in the first nine months of 2014 decreased 0.3 million units, or 0.9%, to 45.1 million units. OE tire volume decreased 0.5 million units, or 4.3%, primarily in consumer OE, due to our OE selectivity strategy. Replacement tire volume increased 0.2 million units, or 0.7%.
Net sales in the first nine months of 2014 were $5,980 million, decreasing $573 million, or 8.7%, from $6,553 million in the first nine months of 2013. The decrease was due primarily to lower sales in our other tire-related businesses of $378 million, driven by a decrease in volume of third-party chemical sales. In addition, net sales declined due to lower price and product mix of $110 million, driven by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $45 million, and lower tire volume of $40 million.
Operating income in the first nine months of 2014 was $574 million, increasing $82 million, or 16.7%, from $492 million in the first nine months of 2013. The increase in operating income was due primarily to lower conversion costs of $88 million. The decrease in conversion costs included lower pension costs of $47 million, lower labor costs due primarily to prior year one-time charges of $20 million related to our USW agreement and lower under-absorbed overhead of $19 million resulting from higher production volumes, partially offset by increased profit sharing costs of $7 million. Operating income also benefited from a decline in raw material costs of $165 million, which more than offset the effect of lower price and product mix of $131 million. These improvements were partially offset by higher transportation costs of $22 million, increased SAG expenses of $8 million, due primarily to higher allocated corporate costs, and lower volume of $7 million. Conversion costs and SAG expenses included net savings from rationalization plans of $7 million and $1 million, respectively.
Operating income in the first nine months of 2014 excluded net pension curtailment charges of $33 million, a net reversal of rationalization charges of $1 million and a net gain on asset sales of $1 million. Operating income in the first nine months of 2013 excluded net rationalization charges of $8 million and net gains on asset sales of $4 million.
Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2014	2013	Change	Change	2014	2013	Change	Change
Tire Units	16.4	16.7	(0.3)	(1.3)%	47.7	46.4	1.3	3.0%
Net Sales	$1,618	$1,752	$(134)	(7.6)%	$4,874	$4,936	$(62)	(1.3)%
Operating Income	181	115	66	57.4%	408	197	211	107.1%
Operating Margin	11.2%	6.6%			8.4%	4.0%
Three Months Ended September 30, 2014 and 2013
Europe, Middle East and Africa unit sales in the third quarter of 2014 decreased 0.3 million units, or 1.3%, to 16.4 million units. OE tire volume decreased 0.2 million units, or 3.1%, primarily in our consumer business. Replacement tire volume decreased 0.1 million units, or 0.7%, primarily in our consumer and farm business. Decreased unit volumes primarily reflect increased competition and the timing of winter tire sell-in programs initiated during the second quarter of 2014.
Net sales in the third quarter of 2014 were $1,618 million, decreasing $134 million, or 7.6%, from $1,752 million in the third quarter of 2013. Net sales decreased due primarily to unfavorable price and product mix of $71 million, driven by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $47 million and lower tire volume of $18 million.
Operating income in the third quarter of 2014 was $181 million, increasing $66 million, or 57.4%, from $115 million in the third quarter of 2013. Operating income increased due primarily to a decline in raw material costs of $86 million, which more than offset the effect of lower price and product mix of $60 million. Operating income was also positively impacted by lower conversion costs of $35 million and net savings of $16 million from the closure of one of our Amiens, France manufacturing facilities. These increases were partially offset by unfavorable foreign currency translation of $8 million and lower tire volume of $5 million. Decreased conversion costs included lower under-absorbed overhead of $23 million resulting from higher production volumes. Conversion costs and SAG included savings from rationalization plans of $4 million and $1 million, respectively.
Operating income in the third quarter of 2014 excluded net rationalization charges of $11 million, net losses on asset sales of $7 million and charges of $3 million related to labor claims with respect to a previously closed facility. Operating income in the third quarter of 2013 excluded net rationalization charges of $9 million, charges of $5 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, and a charge of $1 million related to labor claims with respect to a previously closed facility.

Nine Months Ended September 30, 2014 and 2013
Europe, Middle East and Africa unit sales in the first nine months of 2014 increased 1.3 million units, or 3.0%, to 47.7 million units. Replacement tire volume increased 1.0 million units, or 2.9%, and OE tire volume increased 0.3 million units, or 3.1%. Both increases were driven by the consumer business. Increased unit volumes reflect higher industry volumes across EMEA during the first nine months.
Net sales in the first nine months of 2014 were $4,874 million, decreasing $62 million, or 1.3%, from $4,936 million in the first nine months of 2013. Net sales decreased due primarily to unfavorable price and product mix of $226 million, driven by the impact of lower raw material costs on pricing. This decrease was offset by higher tire volume of $142 million and favorable foreign currency translation of $21 million.
Operating income in the first nine months of 2014 was $408 million, increasing $211 million, or 107.1%, from $197 million in the first nine months of 2013. Operating income increased due primarily to a decline in raw material costs of $196 million, which more than offset the effect of lower price and product mix of $128 million. Operating income was also positively impacted by lower conversion costs of $88 million, net savings of $37 million from the closure of one of our Amiens, France manufacturing facilities and higher tire volume of $23 million. Decreased conversion costs included lower under-absorbed overhead of $84 million resulting from higher production volumes. Operating income was negatively impacted by $11 million for a charge related to a commercial tire customer satisfaction program. SAG expenses included net savings from rationalization plans of $6 million.
The exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities are expected to improve EMEA operating income by approximately $75 million annually, with savings of approximately $50 million in 2014. The Amiens facility closed in the first quarter of 2014. We expect to exit the remainder of the farm tire business in EMEA through the first quarter of 2015.
Operating income in the first nine months of 2014 excluded net rationalization charges of $69 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $20 million related to labor claims with respect to a previously closed facility, net losses on asset sales of $7 million and charges for accelerated depreciation of $3 million. Operating income in the first nine months of 2013 excluded charges of $15 million related to accelerated depreciation at one of our Amiens, France manufacturing facilities, net rationalization charges of $15 million, charges of $6 million related to labor claims with respect to a previously closed facility, and net losses on asset sales of $2 million.
Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2014	2013	Change	Change	2014	2013	Change	Change
Tire Units	4.3	4.5	(0.2)	(5.2)%	12.7	13.5	(0.8)	(6.2)%
Net Sales	$451	$527	$(76)	(14.4)%	$1,362	$1,571	$(209)	(13.3)%
Operating Income	49	89	(40)	(44.9)%	150	231	(81)	(35.1)%
Operating Margin	10.9%	16.9%			11.0%	14.7%
Three Months Ended September 30, 2014 and 2013
Latin America unit sales in the third quarter of 2014 decreased 0.2 million units, or 5.2%, to 4.3 million units. OE tire volume decreased 0.3 million units, or 26.5%, driven primarily by weaker consumer OE vehicle production in Brazil and our selective fitment strategy in the consumer OE business. Replacement tire volume increased 0.1 million units, or 4.2%, primarily in our consumer business, due primarily to our volume improvements exceeding increased industry volumes.
Net sales in the third quarter of 2014 were $451 million, decreasing $76 million, or 14.4%, from $527 million in the third quarter of 2013. Net sales decreased due primarily to unfavorable foreign currency translation of $70 million, primarily in Venezuela, and lower tire volume of $25 million. These decreases were partially offset by improved price and product mix of $24 million, including a favorable shift from OE to replacement products.
Operating income in the third quarter of 2014 was $49 million, decreasing $40 million, or 44.9%, from $89 million in the third quarter of 2013. Operating income decreased primarily due to unfavorable foreign currency translation of $18 million, higher conversion costs of $13 million, lower tire volume of $8 million and increased costs of $7 million associated with the expansion of one of our Brazilian manufacturing facilities in 2014. Operating income was also negatively impacted by decreased profits in other-tire-related businesses of $3 million and increased SAG expenses of $3 million. These decreases were partially offset by improved price and product mix of $12 million and lower raw material costs of $3 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $6 million due primarily to lower production volume in Venezuela and Brazil and overall inflation, including wages and benefits. SAG expenses included savings from rationalization plans of $3 million.
Operating income in both the third quarter of 2014 and 2013 excluded net rationalization charges of $2 million.
Nine Months Ended September 30, 2014 and 2013
Latin America unit sales in the first nine months of 2014 decreased 0.8 million units, or 6.2%, to 12.7 million units. OE tire volume decreased 1.3 million units, or 30.0%, driven primarily by weaker consumer OE vehicle production in Brazil and our selective fitment strategy in the consumer OE business. Replacement tire volume increased 0.5 million units, or 5.0% primarily in our consumer business, driven by volume growth of 0.8 million, or 10.8%, across Latin America, partially offset by a decline of 0.3 million units in Venezuela.
Net sales in the first nine months of 2014 were $1,362 million, decreasing $209 million, or 13.3%, from $1,571 million in the first nine months of 2013. Net sales decreased due primarily to unfavorable foreign currency translation of $234 million, mainly in Venezuela and Brazil, and lower tire volume of $88 million. These decreases were partially offset by improved price and product mix of $114 million, including a favorable shift from OE to replacement products.
Operating income in the first nine months of 2014 was $150 million, decreasing $81 million, or 35.1%, from $231 million in the first nine months of 2013. Operating income decreased primarily due to unfavorable foreign currency translation of $40 million, higher conversion costs of $38 million, increased SAG expenses of $27 million, lower tire volume of $25 million, and costs of $18 million associated with the expansion of one of our Brazilian manufacturing facilities. These decreases were partially offset by improved price and product mix of $52 million and lower raw material costs of $16 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $20 million due primarily to lower production volume in Venezuela and Brazil and overall inflation, including wages and benefits. The increase in SAG expenses was due primarily to overall inflation, including wages and benefits, and increased advertising and marketing expenses of $4 million. SAG expenses included savings from rationalization plans of $6 million.
In the first nine months of 2014, on a consolidated basis, we recorded a $20 million net benefit ($13 million after-tax and minority), which included $3 million in Latin America segment operating income, related to the settlement of indirect tax claims. Of the remaining $17 million benefit, $9 million is included in interest income in Other Expense and $8 million is included in Interest Expense as a recovery of interest expense.
Operating income in the first nine months of 2014 and 2013 excluded net rationalization charges of $3 million and $4 million, respectively. In addition, foreign currency exchange losses of $155 million and $115 million were excluded from Latin America and total company segment operating income in 2014 and 2013, respectively, related to devaluations of the Venezuelan bolivar fuerte.
Latin America's results for the three and nine months ended September 30, 2014 were negatively impacted by lower operating income from our Venezuelan operations of $16 million and $43 million, respectively, compared to the three and nine months ended September 30, 2013. Venezuela's decline in operating income resulted from a reduction in production levels, changes in the exchange rate applicable to settle certain transactions, and government price and profit margin controls. Latin America's results in the first nine months of 2013 were negatively impacted by the February 2013 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar and labor issues at our Venezuelan manufacturing facility. We do not expect the decline in Venezuela's operating income to continue as we experienced similar negative effects in the fourth quarter of 2013; however, we expect the environment in Venezuela to remain volatile and our outlook assumes no further significant devaluations or production interruptions. For further information see “Note to the Consolidated Financial Statements No. 3, Other Expense,” and “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Form 10-Q and “Item 1A. Risk Factors,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Overview” in our 2013 Form 10-K.
In 2014, costs associated with the expansion of one of our Brazilian manufacturing facilities are expected to negatively impact Latin America's segment operating income by $20 million to $25 million compared to 2013.

Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2014	2013	Change	Change	2014	2013	Change	Change
Tire Units	6.0	5.6	0.4	6.8%	17.0	16.3	0.7	4.5%
Net Sales	$531	$537	$(6)	(1.1)%	$1,566	$1,689	$(123)	(7.3)%
Operating Income	80	66	14	21.2%	221	241	(20)	(8.3)%
Operating Margin	15.1%	12.3%			14.1%	14.3%
Three Months Ended September 30, 2014 and 2013
Asia Pacific unit sales in the third quarter of 2014 increased 0.4 million units, or 6.8%, to 6.0 million units. Replacement tire volume increased 0.1 million units, or 3.8%, and OE tire volume increased 0.3 million units, or 10.9%. The increase in unit volume was primarily due to growth in China and India, partially offset by a decline in Australia as a result of a continued weak economic environment.
Net sales in the third quarter of 2014 were $531 million, decreasing $6 million, or 1.1%, from $537 million in the third quarter of 2013. Net sales decreased due to lower price and product mix of $37 million, driven primarily by the impact of lower raw material costs on pricing and unfavorable product mix due to lower OTR sales, and lower sales in other tire-related businesses of $2 million, primarily in our retail operations. These decreases were partially offset by higher volumes of $32 million.
Operating income in the third quarter of 2014 was $80 million, increasing $14 million, or 21.2%, from $66 million in the third quarter of 2013. Operating income increased due to lower SAG expenses of $10 million, driven in part by lower incentive compensation costs, higher volume of $8 million, higher income from other tire-related businesses of $4 million and lower start-up expenses for our manufacturing facility in Pulandian, China of $2 million. Operating income was negatively impacted by lower price and product mix of $32 million, driven primarily by the impact of lower raw material costs on pricing and unfavorable product mix due to lower OTR sales. Lower price and product mix was partially offset by the effect of lower raw materials costs of $26 million. Operating income was also negatively impacted by unfavorable foreign currency translation of $3 million.
Operating income in the third quarter of 2014 excluded net rationalization charges of $2 million. Operating income in the third quarter of 2013 excluded net rationalization charges of $9 million, primarily in Australia, and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2014 and 2013
Asia Pacific unit sales in the first nine months of 2014 increased 0.7 million units, or 4.5%, to 17.0 million units. Replacement tire volume increased 0.3 million units, or 3.7%, and OE tire volume increased 0.4 million units, or 5.5%. The increase in unit volume was primarily due to growth in China and India, partially offset by a decline in Australia as a result of a continued weak economic environment.
Net sales in the first nine months of 2014 were $1,566 million, decreasing $123 million, or 7.3%, from $1,689 million in the first nine months of 2013. Net sales decreased due to lower price and product mix of $117 million, driven primarily by the impact of lower raw material costs on pricing and unfavorable product mix due to lower OTR sales, unfavorable foreign currency translation of $57 million, primarily driven by the depreciation of the Australian dollar and Indian rupee, and lower sales in other tire-related businesses of $13 million, primarily in our retail operations. These decreases were partially offset by higher volumes of $64 million.
Operating income in the first nine months of 2014 was $221 million, decreasing $20 million, or 8.3%, from $241 million in the first nine months of 2013. Operating income decreased due primarily to lower price and product mix of $88 million, driven primarily by the impact of lower raw material costs on pricing and unfavorable product mix due to lower OTR sales. Lower price and product mix was partially offset by the effect of lower raw material costs of $67 million. Operating income was also negatively impacted by unfavorable foreign currency translation of $15 million and lower insurance recoveries of $7 million related to the fourth quarter 2011 Thailand flood and higher conversion costs of $4 million. The decreases were partially offset by lower start-up expenses for our manufacturing facility in Pulandian, China of $18 million, higher volume of $15 million and higher income from other tire-related businesses of $2 million. CGS included savings from rationalization plans of $3 million.
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

Operating income in the first nine months of 2014 excluded net rationalization charges of $9 million, primarily in Australia. Operating income in the first nine months of 2013 excluded net rationalization charges of $14 million, primarily in Australia, and net gains on asset sales of $4 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
In September 2013, we announced our 2014-2016 capital allocation plan, which we updated in May 2014 to take into account the full funding of substantially all of our U.S. pension plans. Our capital allocation plan is intended to increase shareholder value by investing in high-return growth capital projects, providing for returns to shareholders and strengthening our balance sheet. The updated capital allocation plan provides for:

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
On September 25, 2014, Goodyear Dunlop Tires Europe B.V. (“GDTE") and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility. The most significant changes to the facility are an extension of the term through 2019 and the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. Until October 17, 2014, the maximum amount of the facility was €450 million, and from October 17, 2014 to October 15, 2015, the designated maximum amount of the facility is €380 million. The flexibility to designate annually the amount of funding available under the facility will enable us to reduce fees for the unutilized portion of the facility.
At September 30, 2014, we had $1,744 million in Cash and cash equivalents, compared to $2,996 million at December 31, 2013. For the nine months ended September 30, 2014, net cash used by operating activities was $939 million due primarily to pension contributions and direct payments of $1,292 million and cash used for working capital of $970 million partially offset by earnings of $393 million, which included depreciation and amortization of $553 million and charges of $155 million for the remeasurement of the Venezuelan bolivar fuerte. Net cash used by investing activities was $605 million, driven primarily by capital expenditures of $634 million. Net cash provided by financing activities was $563 million primarily driven by net borrowings of $713 million, partially offset by common stock dividends paid of $43 million and share repurchases totaling $97 million, which includes $83 million of repurchases pursuant to our publicly announced share repurchase program.
At September 30, 2014, we had $1,982 million of unused availability under our various credit agreements, compared to $2,726 million at December 31, 2013. The table below presents unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2014	2013
First lien revolving credit facility	$1,186	$1,155
European revolving credit facility	147	546
Pan-European accounts receivable facility	—	179
Other domestic and international debt	234	373
Notes payable and overdrafts	415	473
	$1,982	$2,726
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
We now expect our 2014 cash flow needs to include capital expenditures of approximately $900 million. We also expect interest expense to range between $415 million and $435 million and dividends on our common stock to be approximately $60 million. We expect to contribute approximately $1.3 billion to our funded U.S. and non-U.S. pension plans in 2014, inclusive of our first quarter 2014 U.S. pension contributions of $1,167 million. We do not expect working capital to be a significant source or use of cash in 2014. Additionally, based on recent trading prices of our common stock, we plan to acquire up to $150 million of our common stock under our existing share repurchase program during the fourth quarter of 2014. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations. For 2015, we expect our capital expenditures to be approximately $1.2 billion.
We have commenced arbitration proceedings seeking the dissolution of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”), damages and other appropriate relief. The dissolution of the global alliance could require us to make a payment to acquire SRI’s interests in GDTE and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”), which could be offset by payments to us in respect of the dissolution or for damages. We do not anticipate that the resolution of the arbitration proceedings will have a material adverse impact on our customers, results of operations or liquidity. We expect that any net payment by us to SRI could be made from our cash generated from operations, existing cash or available credit. Subject to those arbitration proceedings, SRI also has certain minority exit rights under the global alliance agreements that, if triggered and exercised, could require us to make a payment to acquire SRI’s interests in GDTE and GDTNA following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Item 1. Business. Description of Goodyear’s Business - Global Alliance" in our 2013 Form 10-K. As of the date of this filing, SRI has not provided us written notice of its intention to exercise any exit rights that may have become exercisable.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan, South African and Argentinian subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2014, approximately $661 million of net assets, including $388 million of cash and cash equivalents, were subject to such requirements, including $272 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.
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
Through December 31, 2013, substantially all of our transactions were subject to the approval of the Commission for the Administration of Currency Exchange ("CADIVI"). In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace CADIVI. In addition, effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD I”) rate, which was 11.4 and 12.0 bolivares fuertes to the U.S. dollar at January 24, 2014 and September 30, 2014, respectively. Effective March 24, 2014, the Venezuelan government implemented a third currency exchange rate, SICAD II. The SICAD II rate is also an auction-based floating rate and was approximately 50 bolivares fuertes to the U.S. dollar at September 30, 2014. Effective September 9, 2014, the official exchange rate for settling purchases of certain finished goods changed from 6.3 bolivares fuertes to the U.S. dollar to the SICAD I rate. Also effective September 9, 2014, companies, like Goodyear, who have not paid income taxes in Venezuela in the past two years are no longer allowed to participate in the SICAD II auctions.
During 2014, the official exchange rate for settling certain transactions, including imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar. In the third quarter of 2014, we continued to obtain approval for the import of raw materials at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by Goodyear Venezuela. We expect that future remittances of dividends by Goodyear Venezuela would be transacted at the SICAD I rate and, therefore, we recorded a first quarter net remeasurement loss of $157 million on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, using the SICAD I rate of 11.4 bolivares fuertes to the U.S. dollar as of January 24, 2014. In the third quarter of 2014, we reduced by $7 million previously recorded foreign currency exchange losses on our Venezuelan deferred tax assets in conjunction with establishing a valuation allowance on those deferred tax assets. We also recorded a subsidy receivable of $50 million at January 24, 2014 related to certain U.S. dollar-denominated payables for goods that are expected to be settled at the official exchange rate of 6.3 bolivares fuertes per U.S. dollar, based on ongoing approvals for the importation of such goods. In the third quarter of 2014, we derecognized $5 million of the subsidy receivable due to the change in the official exchange rate for purchases of certain finished goods from 6.3 bolivares fuertes to the U.S. dollar to the SICAD I rate. At September 30, 2014, the subsidy receivable was $44 million. Cost of goods sold is reduced by a portion of this subsidy in periods when the related inventory is sold. The benefit to cost of goods sold in the three and nine months ended September 30, 2014 was $8 million and $20 million, respectively. If we remeasured our bolivar fuerte-denominated monetary assets and liabilities at the SICAD II rate of approximately 50 bolivares fuertes to the U.S. dollar at September 30, 2014, we would have recorded an additional remeasurement loss of approximately $224 million, including the derecognition of the subsidy receivable.
In the first nine months of 2014, we used the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar to settle substantially all foreign currency transactions for imported raw materials in Venezuela. During the nine months ended September 30, 2014, Goodyear Venezuela settled $36 million of U.S. dollar-denominated intercompany payables through CADIVI/CENCOEX at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar. In the first nine months of 2014, we participated in the SICAD I auction and were approved for approximately $14 million of remittances and settled $8 million in transactions at the then-current SICAD I rate, primarily for finished goods. If in the future we convert bolivares fuertes at a rate other than the September 30, 2014 SICAD I rate of 12.0 bolivares fuertes to the U.S. dollar, or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations.
At September 30, 2014, settlements pending before CADIVI/CENCOEX were approximately $147 million, of which approximately $49 million are expected to be settled at the SICAD I rate and approximately $98 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At September 30, 2014, $18 million of our requested settlements were pending up to 180 days, $11 million were pending from 180 to 360 days and $118 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $18 million, amounts pending from 180 to 360 days include imported tires and raw materials of $11 million, and amounts pending over one year include imported tires and raw materials of $76 million, dividends payable of $21 million, and intercompany charges of $17 million, including royalties of $6 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela.
At September 30, 2014, we had bolivar fuerte-denominated monetary assets of $300 million, which consisted primarily of $272 million of cash and $11 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $115 million, which consisted primarily of $56 million of intercompany payables, including $21 million of dividends, $19 million of compensation and benefits, $17 million of long term benefits and $16 million of accounts payable — trade. At December 31, 2013, we had bolivar fuerte-denominated monetary assets of $496 million, which consisted primarily of $443 million of cash, $18 million of deferred tax assets and $17 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $180 million, which consisted primarily of $96 million of intercompany payables, including $41 million of dividends, $25 million of accounts payable — trade, $24 million of long term benefits and $20 million of short term compensation and benefits. All monetary assets and liabilities were remeasured at 12.0 and 6.3 bolivares fuertes to the U.S. dollar at September 30, 2014 and December 31, 2013, respectively.
Goodyear Venezuela’s sales were 1.9% and 2.5% of our net sales for the three months ended September 30, 2014 and 2013, respectively, and were 1.5% and 2.2% for the nine months ended September 30, 2014 and 2013, respectively. Goodyear Venezuela’s cost of goods sold were 1.6% and 1.8% of our cost of goods sold for the three months ended September 30, 2014 and 2013, respectively, and were 1.5% and 1.9% for the nine months ended September 30, 2014 and 2013, respectively. Goodyear Venezuela's operating income for the three and nine months ended September 30, 2014 declined by $16 million and $43 million, respectively, compared to the three and nine months ended September 30, 2013. Goodyear Venezuela’s sales are bolivar fuerte-denominated, its cost of goods sold are approximately 70% bolivar fuerte-denominated and approximately 30% U.S. dollar-denominated and its SAG is approximately 65% bolivar fuerte-denominated and approximately 35% U.S. dollar-denominated. A further 10% decrease in the SICAD I rate to 13.2 bolivares fuertes to the U.S. dollar would decrease Goodyear Venezuela’s operating income by approximately $11 million on an annual basis, before any potential offsetting actions. This sensitivity assumes the official rate for settling imports of essential goods, including certain raw materials needed for the production of tires, remains unchanged.
Goodyear Venezuela contributed a significant portion of Latin America’s sales and operating income in 2013. The continuing economic and political uncertainty, difficulties importing raw materials and finished goods, changing foreign exchange rates and government price and profit margin controls in Venezuela may also adversely impact Latin America’s operating income in future periods. In response to conditions in Venezuela, we continuously evaluate the prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price and profit margin controls. We will also manage our operations in Venezuela to limit our net investment and working capital exposure through adjustments to our production volumes, which could also result in further earnings volatility. These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in Goodyear Venezuela. We will continue to assess the information relative to available Venezuelan exchange rates and the impact on our financial position, results of operations and liquidity.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2014 and to provide us with flexibility to respond to further changes in the business environment.
Operating Activities
Net cash used in operating activities was $939 million in the first nine months of 2014, compared to $298 million in the first nine months of 2013. Operating cash flows were unfavorably impacted by increased working capital needs of $465 million and increased pension contributions and direct payments of $220 million. Pension contributions in both 2014 and 2013 were primarily due to discretionary contributions of $907 million and $834 million, respectively, to fully fund our U.S. pension plans. The increase in cash used for working capital in 2014 was primarily due to an increase in inventory levels in North America as sales were lower than expected.
Investing Activities
Net cash used in investing activities was $605 million in the first nine months of 2014, compared to $725 million in the first nine months of 2013. Capital expenditures were $634 million in the first nine months of 2014, compared to $734 million in the first nine months of 2013. Beyond expenditures required to sustain our facilities, capital expenditures in 2014 primarily related to expansion of manufacturing capacity in North America, Brazil and Germany. Expenditures in 2013 primarily related to expansion of manufacturing capacity in Japan, Brazil and Chile.
Financing Activities
Net cash provided by financing activities was $563 million in the first nine months of 2014, compared to $1,400 million in the first nine months of 2013. Financing activities in 2014 included net borrowings of $713 million used to fund working capital needs and capital expenditures. Net borrowings of $1,433 million in the first nine months of 2013 included net proceeds of $885 million from the first quarter issuance of $900 million in aggregate principal amount of 6.5% senior notes due 2021 and borrowings of approximately $548 million under various other credit facilities, used primarily to fund pension contributions, working capital needs and capital expenditures. In the first nine months of 2014, we paid dividends on our common stock of $43 million and repurchased $97 million of our common stock, including $83 million of repurchases pursuant to our publicly announced share repurchase program.

Credit Sources
In aggregate, we had total credit arrangements of $9,165 million available at September 30, 2014, of which $1,982 million were unused, compared to $9,293 million available at December 31, 2013, of which $2,726 million were unused. At September 30, 2014, we had long term credit arrangements totaling $8,712 million, of which $1,567 million were unused, compared to $8,806 million and $2,253 million, respectively, at December 31, 2013. At September 30, 2014, we had short term committed and uncommitted credit arrangements totaling $453 million, of which $415 million were unused, compared to $487 million and $473 million, respectively, at December 31, 2013. The continued availability of the short term uncommitted arrangements are at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At September 30, 2014, we had $3,329 million of outstanding notes, compared to $3,356 million at December 31, 2013.
For additional information on our outstanding notes, refer to the Note to Consolidated Financial Statements, No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2013 Form 10-K and Note 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility initially bear interest at LIBOR plus 150 basis points, based on our current liquidity. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2014, our borrowing base, and therefore our availability, under the facility was $437 million below the facility's stated amount of $2.0 billion.
At September 30, 2014 and December 31, 2013, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $377 million at September 30, 2014 and $375 million at December 31, 2013.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
Our obligations under this facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. Subject to the consent of the lenders making additional term loans, we may request that the facility be increased by up to $300 million. At September 30, 2014 and December 31, 2013, this facility was fully drawn.
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
At September 30, 2014, the amounts outstanding under the German and all-borrower tranche were $126 million (€100 million) and $227 million (€180 million), respectively. At December 31, 2013, there were no borrowings outstanding under the revolving credit facility. Letters of credit issued under the all-borrower tranche totaled $4 million (€3 million) at September 30, 2014 and $5 million (€3 million) at December 31, 2013.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. Until October 17, 2014, the maximum amount of the facility was €450 million, and from October 17, 2014 to October 15, 2015, the designated maximum amount of the facility is €380 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain subsidiaries of GDTE to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. Utilization under the facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 25, 2019, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2015.
At September 30, 2014, the amounts available and utilized under this program totaled $348 million (€276 million). At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $74 million (85 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At September 30, 2014, the amounts available and utilized under this program were $45 million. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sell certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is no risk of loss to us from non-payment of the sold receivables. At September 30, 2014, the gross amount of receivables sold was $306 million, compared to $301 million at December 31, 2013.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such supplier financing programs totaled approximately $420 million and $400 million at September 30, 2014 and December 31, 2013, respectively.
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

We have additional financial covenants in our first lien revolving and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of September 30, 2014, our availability under this facility of $1,186 million, plus our Available Cash of $532 million, totaled $1,718 million, which is in excess of $200 million.

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

In addition, our amended and restated European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2014, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at September 30, 2014 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At September 30, 2014, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

In the first nine months of 2014, we paid cash dividends of $15 million on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion into shares of common stock on April 1, 2014.
In the first nine months of 2014, we paid cash dividends of $43 million on our common stock. On October 6, 2014, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of common stock, or approximately $16 million in the aggregate. The dividend will be paid on December 1, 2014 to stockholders of record as of the close of business on October 31, 2014. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This authorization expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2014, we repurchased 1,200,000 shares at an average price, including commissions, of $24.75 per share, or $30 million in the aggregate. During the first nine months of 2014, we repurchased 3,200,000 shares at an average price, including commissions, of $26.03 per share, or $83 million in the aggregate. Based on recent trading prices of our common stock, we plan to acquire up to $150 million of our common stock under our existing share repurchase program during the fourth quarter of 2014.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2014, 38% of our debt was at variable interest rates averaging 5.40%.
The following table presents information about long term fixed rate debt, excluding capital leases, at September 30, 2014:

(In millions)
Carrying amount — liability	$4,157
Fair value — liability	4,438
Pro forma fair value — liability	4,511
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2014, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at September 30, 2014:

(In millions)
Fair value — asset (liability)	$22
Pro forma decrease in fair value	(88)
Contract maturities	10/14-9/15
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2014, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at September 30, 2014 as follows:

(In millions)
Accounts receivable	$25
Other Current Liabilities	(3)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2014, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,900 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2014, approximately 500 new claims were filed against us and approximately 500 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2014 was $4 million and $14 million, respectively. At September 30, 2014, there were approximately 73,900 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. See Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
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
As a result of our review of these matters, we have implemented, and are continuing to implement, appropriate remedial measures and have voluntarily disclosed the results of our initial investigation to the U.S. Department of Justice and the Securities and Exchange Commission, and are cooperating with those agencies in their review of these matters. As a result of ongoing discussions with the government, we have recorded a charge of $16 million in connection with these matters in the third quarter of 2014. While we currently estimate that the most likely amount of the loss associated with these matters is approximately $16 million, the actual amount of the loss could vary, and the timing of any resolution and payment cannot yet be determined.
Texas Environmental Matter
On October 28, 2014, the Texas Commission on Environmental Quality (“TCEQ”) notified us that it was pursuing an enforcement action alleging that we failed to renew timely a required permit at our Beaumont, Texas chemical facility. TCEQ is seeking a penalty of approximately $130,000. Goodyear is currently assessing its options with respect to this matter.
Reference is made to Item 3 of Part I of our 2013 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
See "Item 1A. Risk Factors" in our 2013 Form 10-K for a discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/14-7/31/14	28,441	$27.85	—	$396,401,156
8/1/14-8/31/14	1,278,529	24.81	1,200,000	$366,702,861
9/1/14-9/30/14	7,610	25.51	—	$366,702,861
Total	1,314,580	$24.88	1,200,000	$366,702,861
(1) Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards.
(2) On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended September 30, 2014, we repurchased 1,200,000 shares at an average price, including commissions, of $24.75 per share.

ITEM 6. EXHIBITS.
See the Index of Exhibits at page 60, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 29, 2014	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2014
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
10	Material Contracts

(a)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as last amended and restated on September 25, 2014, between Ester Finance Titrisation, as Purchaser, Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein.	10.1

(b)	Master Subordinated Deposit Agreement dated July 23, 2008, as last amended and restated on September 25, 2014, between Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Subordinated Depositor and Centralising Unit.	10.2

(c)	Master Complementary Deposit Agreement dated July 23, 2008, as last amended and restated on September 25, 2014, between Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Complementary Depositor and Centralising Unit.	10.3

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101