Form 10-K
period 2014-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2015-02-17
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2014, was approximately $7.6 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2015:

269,560,103
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 13, 2015 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

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
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2014, our net sales were $18,138 million, Goodyear’s net income was $2,452 million and Goodyear's net income available to common shareholders was $2,445 million. Goodyear's net income and net income available to common shareholders reflected net income tax benefits of $1,834 million, due primarily to the release of substantially all of our valuation allowance on our net U.S. deferred tax assets. Together with our U.S. and international subsidiaries and joint ventures, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,200 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 50 manufacturing facilities in 22 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 67,000 full-time and temporary associates worldwide.
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
DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2014, we operated our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa (“EMEA”); Latin America; and Asia Pacific.
Financial information related to our operating segments for the three year period ended December 31, 2014 appears in the Note to the Consolidated Financial Statements No. 7, Business Segments.
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

Our principal products are new tires for most applications. Approximately 87% of our sales in 2014 were for new tires, compared to 86% and 84% in 2013 and 2012, respectively. Sales of chemical products and natural rubber to unaffiliated customers were 3% in 2014, 4% in 2013 and 6% in 2012 of our consolidated sales (7%, 9% and 13% of North America’s total sales in 2014, 2013 and 2012, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2014	2013	2012
North America	80%	78%	76%
Europe, Middle East and Africa	94	94	94
Latin America	92	92	92
Asia Pacific	88	87	86

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation or all terrain vehicle tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2014	2013	2012
North America	61.1	61.7	62.6
Europe, Middle East and Africa	60.5	60.8	62.7
Latin America	17.4	17.9	18.1
Asia Pacific	23.0	21.9	20.6
Goodyear worldwide tire units	162.0	162.3	164.0

Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2014	2013	2012
Replacement tire units	112.9	111.9	114.4
OE tire units	49.1	50.4	49.6
Goodyear worldwide tire units	162.0	162.3	164.0

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
Goodyear brand radial passenger tire lines sold in the United States and Canada include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility vehicle segments; the Eagle family of product lines for the high-

performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments and the Ultra Grip family of winter tires. Additionally, we offer Dunlop brand radial tire lines including Signature II, SP Sport and Direzza for the passenger and performance segments; Rover and Grandtrek tire lines for the cross-over, sport utility vehicle and light truck segment and SP Winter, Graspic and Grandtrek tire lines for the winter tire segment. North America also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks in the United States and Canada. Goodyear’s North America commercial business unit provides commercial truck tires, retreads, services, tools and business solutions to trucking fleets.
In 2014, North America launched four new consumer tires, under the Goodyear and Dunlop brands, including our new Goodyear Assurance All-Season and Dunlop Direzza tire lines. North America's commercial truck tire business launched three new tires under the Goodyear Fuel Max tire line plus a number of retread product lines in the premier tier to serve our long haul and regional customers.
North America also:

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,

•	provides automotive maintenance and repair services at approximately 650 retail outlets primarily under the Goodyear or Just Tires names,

•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 180 company-owned Goodyear Commercial Tire & Service Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,

•	sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by North America during the periods indicated were:
NORTH AMERICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2014	2013	2012
Replacement tire units	43.0	42.9	44.5
OE tire units	18.1	18.8	18.1
Total tire units	61.1	61.7	62.6

North America is a major supplier of tires to most manufacturers of automobiles, motorcycles, trucks and aircraft that have production facilities located in North America.
North America’s primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Cooper, Pirelli, and imports from other regions, primarily Asia.
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

EUROPE, MIDDLE EAST AND AFRICA
Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, earthmoving and mining equipment, and industrial equipment throughout Europe, the Middle East and Africa under the Goodyear, Dunlop, Debica, Sava and Fulda brands and other house brands, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in 14 plants in France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey.
In 2014, EMEA launched five new consumer tires, including several models in the Goodyear UltraGrip line for the winter tire segment. EMEA also introduced three new commercial tires to provide more versatility and superior tire performance to commercial customers.
EMEA also:

•	sells aviation tires, and manufactures and sells retreaded aviation tires,

•	provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,

•	offers automotive repair services at retail outlets, and

•	provides miscellaneous other products and services.
In the first quarter of 2014, we closed one of our manufacturing facilities in Amiens, France, and in the fourth quarter of 2014 ceased our remaining farm tire production in EMEA.
Markets and Other Information
Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2014	2013	2012
Replacement tire units	43.7	44.2	46.4
OE tire units	16.8	16.6	16.3
Total tire units	60.5	60.8	62.7

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.
EMEA’s main competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.
Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 125 are owned by Goodyear.
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
In 2014, Latin America launched five new consumer tires, including a full line of Goodyear Direction products aimed at the mid-tier segment. Latin America also launched two commercial tires as well as a new OTR tire for medium trucks in severe off-road applications.
Latin America also:

•	retreads, and provides various materials and related services for retreading, truck and aviation tires,

•	manufactures other products, including OTR tires, and

•	provides miscellaneous other products and services.

Markets and Other Information
Tire unit sales to replacement and OE customers served by Latin America during the periods indicated were:
LATIN AMERICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2014	2013	2012
Replacement tire units	13.5	12.4	11.8
OE tire units	3.9	5.5	6.3
Total tire units	17.4	17.9	18.1

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
ASIA PACIFIC
Our Asia Pacific segment manufactures and sells tires for automobiles, trucks, aircraft, and farm, earthmoving and mining equipment throughout the Asia Pacific region, and sells tires to various export markets, primarily through intersegment sales. Asia Pacific manufactures tires in seven plants in China, India, Indonesia, Japan, Thailand and Malaysia. Asia Pacific also:

•	retreads truck tires and aviation tires,

•	manufactures tread rubber and other tire retreading materials for aviation tires,

•	provides automotive maintenance and repair services at retail outlets, and

•	provides miscellaneous other products and services.
In 2014, Asia Pacific launched three new consumer tires including new Goodyear Cargo Marathon and Dunlop Direzza tires. Asia Pacific also launched thirteen new commercial tire products in China and Australia.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:
ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2014	2013	2012
Replacement tire units	12.7	12.4	11.7
OE tire units	10.3	9.5	8.9
Total tire units	23.0	21.9	20.6

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook, Pirelli, and a large number of regional and local tire producers.
Asia Pacific sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Blue Streak, Kelly and Diamondback, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers. In Australia, we also operate a network of approximately 245 retail stores under the Beaurepaires brand.

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
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2015, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
In 2014, raw material costs decreased by approximately 9% in our tire businesses compared to 2013, primarily driven by a decrease in natural rubber and synthetic rubber prices and cost savings initiatives during 2014. For the full year of 2015, we expect our raw material costs will decline approximately 14% compared to 2014. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.
Patents and Trademarks
We own approximately 2,000 product, process and equipment patents issued by the United States Patent Office and approximately 3,500 patents issued or granted in other countries around the world. We have approximately 500 applications for United States patents pending and approximately 2,300 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,700 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 13,200 registrations and 500 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
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
Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2014	2013	2012
Research and development expenditures	$399	$390	$370

Employees
At December 31, 2014, we employed approximately 67,000 full-time and temporary people throughout the world, including approximately 33,000 people covered under collective bargaining agreements. Approximately 7,600 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers ("USW"), which expires in July 2017. Approximately 11,000 of our employees outside of the United States are covered by union contracts which currently have expired or that will expire in 2015, primarily in Luxembourg, China, France and India. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe and Latin America.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be $45 million to $55 million annually in 2015 and 2016.
We also incur ongoing expenses to maintain and operate our pollution control facilities and conduct our other environmental activities, including the control and disposal of hazardous substances. These expenditures are expected to be sufficient to comply with existing environmental laws and regulations and are not expected to have a material adverse effect on our competitive position.
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
INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 22 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2014 appears in the Note to the Consolidated Financial Statements No. 7, Business Segments, and is incorporated herein by reference.
In addition to the ordinary risks of the marketplace, in some countries our operations are affected by price or profit margin controls, import controls, labor regulations, tariffs, extreme inflation and/or fluctuations in currency values. Furthermore, in certain countries where we operate, transfers of funds into or out of such countries are generally or periodically subject to certain requirements. Refer to “Item 1A. Risk Factors” for a discussion of the risks related to our international operations.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 17, 2015, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	51
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

Laura K. Thompson	Executive Vice President and Chief Financial Officer	50
Ms. Thompson was named Executive Vice President and Chief Financial Officer in December 2013. She is Goodyear’s principal financial officer. Ms. Thompson joined Goodyear in 1983 and has served as Vice President, Business Development (June 2005 to February 2011) and Vice President, Finance, North America (March 2011 to November 2013).

Stephen R. McClellan	President, North America	49
Mr. McClellan was named President, North America in August 2011. He is the executive officer responsible for Goodyear's operations in North America. Mr. McClellan joined Goodyear in 1988 and has served as President, Consumer Tires, North America (August 2008 to August 2011).

Darren R. Wells	President, Europe, Middle East and Africa	49
Mr. Wells was named President, Europe, Middle East and Africa in December 2013. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Wells joined Goodyear in August 2002 and has served as Executive Vice President and Chief Financial Officer (October 2008 to November 2013).

Jean-Claude Kihn	President, Latin America	55
Mr. Kihn was named President, Latin America effective November 1, 2014. He is the executive officer responsible for Goodyear’s operations in Mexico, the Caribbean, Central America and South America. Mr. Kihn joined Goodyear in 1988 and has served as Senior Vice President and Chief Technical Officer (January 2008 to December 2012) and Senior Vice President and Managing Director, Goodyear Brazil (December 2012 to October 2014).

Daniel L. Smytka	President, Asia Pacific	52
Mr. Smytka was named President, Asia Pacific in November 2011. He is the executive officer responsible for Goodyear's operations in Asia, Australia and the Western Pacific. Mr. Smytka joined Goodyear in October 2008 and has served as Vice President, Consumer Tires, Asia Pacific (October 2008 to October 2010) and Vice President and Program Manager, Asia Pacific (October 2010 to November 2011).

David L. Bialosky	Senior Vice President, General Counsel and Secretary	57
Mr. Bialosky joined Goodyear as Senior Vice President, General Counsel and Secretary in September 2009. He is Goodyear's chief legal officer.

Paul Fitzhenry	Senior Vice President, Global Communications	55
Mr. Fitzhenry joined Goodyear as Senior Vice President, Global Communications in October 2012. He is the executive officer responsible for Goodyear's communications activities worldwide. Prior to joining Goodyear, he was Vice President of Corporate Communications of Tyco International, a diversified global industrial company, from 2007 until September 2012.

Name	Position(s) Held	Age

Richard Kellam	Senior Vice President, Global Sales and Marketing	53
Mr. Kellam joined Goodyear as Senior Vice President, Global Sales and Marketing on September 22, 2014. He is the executive officer responsible for Goodyear’s global sales and marketing activities. Prior to joining Goodyear, Mr. Kellam served in positions of increasing responsibility at Mars Incorporated, a global manufacturer of confectionery, pet food and other food products, including most recently as Global Chief Customer Officer from 2009 until September 2014.

John T. Lucas	Senior Vice President, Global Human Resources	55
Mr. Lucas joined Goodyear as Senior Vice President, Global Human Resources on February 2, 2015. He is Goodyear’s chief human resources officer. Prior to joining Goodyear, Mr. Lucas was Senior Vice President of Human Resources for Lockheed Martin Corporation, a global security and aerospace company, from February 2010 until February 2015.

Gregory L. Smith	Senior Vice President, Global Operations	51
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

Jaime Cohen Szulc	Senior Vice President, Strategic Initiatives	52
Mr. Szulc was named Senior Vice President, Strategic Initiatives effective November 1, 2014. He is the executive officer responsible for the development and implementation of Goodyear’s strategic and growth initiatives. He joined Goodyear in September 2010 and served as President, Latin America until October 2014. Prior to joining Goodyear, Mr. Szulc was Senior Vice President and Chief Marketing Officer of Levi Strauss & Co., a global apparel company, from August 2009 until August 2010.

Richard J. Noechel	Vice President and Controller	46
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
We experienced volatile global industry conditions in 2014, and our business was impacted by trends that negatively affected the tire industry in general. These negative trends include economic weakness in Europe, economic and political volatility in Latin America and slowing growth in Asia Pacific. Global tire industry demand continues to be difficult to predict. In addition, we were also impacted by the strengthening of the U.S. dollar against most foreign currencies. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected.
In order to offset the impact of these trends, we have announced important strategic initiatives, such as our operational excellence and sales and marketing excellence initiatives, increasing our low-cost manufacturing capacity, reducing our high-cost manufacturing capacity, increasing sales in emerging markets, and improving the profitability of our EMEA segment. We are also undertaking significant capital investments in expanding and modernizing manufacturing facilities around the world, including building a new manufacturing facility in the Americas. The failure to implement successfully our important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
Our operational excellence initiatives are aimed at improving our manufacturing efficiency and creating an advantaged supply chain focused on reducing our total delivered costs, optimizing working capital levels and delivering best in industry customer service. Our sales and marketing excellence initiatives are intended to drive sustainable growth through standard processes and innovative solutions delivered to customers and consumers. If we fail to execute these initiatives successfully, we may fail to achieve our financial goals.
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
New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries, and have announced plans to further increase their production capacity.
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

We could be negatively impacted by the decision regarding whether to impose tariffs on certain tires imported from China in 2015.
Our North American consumer replacement sales were negatively impacted in 2014 by customers building inventory of certain tires imported from China in advance of potential tariffs being imposed in 2015. As a result of these buying patterns, we believe that there is a significant level of inventory of these tires in the sales channel, which could continue to negatively impact North American consumer replacement sales until a final decision is made regarding the tariffs and that inventory is sold. If the tariffs are ultimately not imposed, sales of this excess inventory to consumers could occur at significantly discounted prices. Any such sales could, in turn, have a negative impact on our product sales and pricing, which could materially adversely affect our results of operations, financial condition and liquidity. The imposition of such tariffs may also reduce our flexibility to utilize our global manufacturing footprint to meet demand for our tires around the world. In addition, the imposition of tariffs in the United States may result in the Chinese tires subject to such tariffs being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially adversely affect our results of operations, financial condition and liquidity in those regions.
Our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity.
We have manufacturing and distribution facilities throughout the world. Our international operations are subject to certain inherent risks, including:

•	exposure to local economic conditions;

•	adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations and insurrections;

•	adverse foreign currency fluctuations;

•	adverse currency exchange controls;

•	government price and profit margin controls;

•	withholding taxes and restrictions on the withdrawal of foreign investment and earnings;

•	labor regulations;

•	expropriations of property;

•	the potential instability of foreign governments;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	export and import restrictions; and

•	other changes in laws or government policies.
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, are inherently more economically and politically volatile and as a result, our business units that operate in these regions could be subject to significant fluctuations in sales and operating income from quarter to quarter. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a disproportionate impact on our results of operations in future periods.
For example, since 2003, Venezuela has imposed currency exchange controls that establish the exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and restrict the ability to exchange bolivares fuertes for dollars. These restrictions have delayed and limited our ability to pay third-party and affiliated suppliers and to otherwise repatriate funds from Venezuela, and may continue to do so, which could materially adversely affect our financial condition and liquidity. In addition, if we are unable to pay these suppliers in a timely manner, they may cease supplying us. Venezuela has also imposed restrictions on the importation of certain raw materials. If these suppliers cease supplying us or we are unable to import necessary raw materials, we may need to reduce or halt production in Venezuela, which could materially adversely affect our results of operations. If we were to reduce or halt production in Venezuela, our ability to mitigate the negative impact of those actions may be limited by government controls over staffing reductions. These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in our Venezuelan subsidiary.
We have material bolivar fuerte-denominated net monetary assets and liabilities in Venezuela, the value of which will be correspondingly reduced in the event of further devaluations of the bolivar fuerte by the Venezuelan government.

The future results of our Venezuelan operations will be affected by many factors, including actions by the Venezuelan government such as further currency devaluations, profit margin or price controls or changes in import controls; economic conditions in Venezuela such as inflation and consumer spending; labor relations; and the availability of raw materials, utilities and energy. Our Venezuelan subsidiary contributes a significant portion of the sales and operating income of our Latin America segment. As a result, any disruption of our Venezuelan subsidiary's operations or of our ability to pay suppliers or repatriate funds from Venezuela could have a material adverse impact on the future performance of our Latin America segment and could materially adversely affect our results of operations, financial condition and liquidity.
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
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2014, foreign currency translation unfavorably affected sales by $571 million and unfavorably affected segment operating income by $77 million compared to the year ended December 31, 2013. The volatility of currency exchange rates may materially adversely affect our operating results.
Raw material and energy costs may materially adversely affect our operating results and financial condition.
Raw material costs have historically been volatile, and we may experience increases in the prices of natural and synthetic rubber, carbon black and petrochemical-based commodities. Market conditions or contractual obligations may prevent us from passing any such increased costs on to our customers through timely price increases. Additionally, higher raw material and energy costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate. In addition, lower raw material costs may put downward pressure on the price of tires, which could ultimately reduce our margins and adversely affect our results of operations.
If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 7,600 employees in the United States at December 31, 2014, and expires July 29, 2017. In addition, approximately 11,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2015, primarily in Luxembourg, China, France and India. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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
Our access to the capital markets cannot be assured and is dependent on, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us or our suppliers, or to honor future draws on our existing lines of credit, and the degree of success we have in implementing our strategic initiatives and improving the results of our EMEA business and continuing to grow our North America business. Over the past several years, we have increased our use of supplier financing programs and the factoring of our accounts receivable in order to improve our working capital efficiency and reduce our costs. If these programs become unavailable or less attractive to us or our suppliers, our liquidity could be adversely affected.
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
We experienced volatile global industry conditions in 2014, particularly in EMEA and Latin America. As a result of these industry conditions and increased competition, our tire unit shipments in 2014 were essentially flat compared to 2013, and automotive vehicle production and global tire industry demand continues to be difficult to predict.
Although sales to our OE customers account for approximately 20% of our net sales, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.
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
Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to increase the percentage of tires that are produced at our lower-cost production facilities and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently planning to build a new manufacturing facility in the Americas and are undertaking significant expansion and modernization projects at certain of our manufacturing facilities in the United States, Brazil, Germany and China.
We may not have sufficient resources to implement planned capital expenditures with minimal disruption to our existing manufacturing operations, or within desired time frames and budgets. Any disruption to our operations, delay in implementing capital improvements or unexpected costs may materially adversely affect our business and results of operations.

If we are unable to make sufficient capital expenditures, or to maximize the efficiency of the capital expenditures we do make, we may be unable to achieve productivity improvements, which may harm our competitive position, or to manufacture the products necessary to compete successfully in our targeted market segments. In addition, plant construction and modernization may temporarily disrupt our manufacturing operations and lead to temporary increases in our costs.
We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health.
We have a substantial amount of debt. As of December 31, 2014, our debt (including capital leases) on a consolidated basis was approximately $6.4 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	impair our ability to obtain financing in the future for working capital, capital expenditures, research and development, acquisitions or general corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•
limit our ability to use cash flows from operating activities in other areas of our business or to return cash to shareholders because we would need to dedicate a substantial portion of these funds for payments on our indebtedness;

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
Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our strategic initiatives, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or eliminate our share repurchase program and the dividend on our common stock, reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We cannot assure you that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.
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
The indentures and other agreements governing our secured credit facilities, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

•	incur additional debt or issue redeemable preferred stock;

•	pay dividends, repurchase shares or make certain other restricted payments or investments;

•	incur liens;

•	sell assets;

•	incur restrictions on the ability of our subsidiaries to pay dividends to us;

•	enter into affiliate transactions;

•	engage in sale/leaseback transactions; and

•	engage in certain mergers or consolidations or transfers of substantially all of our assets.
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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2014, we had approximately $2.2 billion of variable rate debt outstanding.
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
The Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to comply with revised and more rigorous tire testing standards. Compliance with the TREAD Act regulations has increased the cost of producing and distributing tires in the United States. In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, under the TREAD Act or otherwise, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial condition.
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
These U.S. and European regulations, rules adopted to implement these regulations, or other similar regulations that may be adopted in the United States, Europe or elsewhere in the future may require us to alter or increase our capital spending and research and development plans or cease the production of certain tires, which could have a material adverse effect on our operating results.
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
In addition, our manufacturing facilities may become subject to further limitations on the emission of “greenhouse gases” due to public policy concerns regarding climate change issues or other environmental or health and safety concerns. While the form of any additional regulations cannot be predicted, a “cap-and-trade” system similar to the one adopted in the European Union could be adopted in the United States. Any such “cap-and-trade” system (including the system currently in place in the European Union) or other limitations imposed on the emission of “greenhouse gases” could require us to increase our capital expenditures, use our cash to acquire emission credits or restructure our manufacturing operations, which could have a material adverse effect on our operating results, financial condition and liquidity.
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
We have commenced arbitration proceedings seeking the dissolution of our global alliance with SRI, damages and other appropriate relief. Subject to those arbitration proceedings, under the existing global alliance agreements between us and SRI, SRI would have the right to require us to purchase its ownership interests in GDTE and GDTNA if certain triggering events have occurred, including certain bankruptcy events, changes in control of Goodyear or breaches of the global alliance agreements. Any payment required to be made to SRI in respect of the dissolution of the global alliance, which could be offset by payments to us for damages, or pursuant to an exit under the terms of the global alliance agreements could be substantial. If the amount of such a payment exceeds our current expectations, we cannot assure you that our operating performance, cash flow and capital resources would be sufficient to make such a payment or, if we were able to make the payment, that there would be sufficient funds remaining to satisfy our other obligations. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, refer to “Item 1. Business. Description of Goodyear’s Business - Global Alliance.”
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We manufacture our products in 50 manufacturing facilities located around the world including 15 plants in the United States.
NORTH AMERICA MANUFACTURING FACILITIES.  North America owns or leases and operates 18 manufacturing facilities in the United States and Canada.

•9	tire plants (7 in the United States and 2 in Canada),

•4	chemical plants,

•1	tire mold plant,

•1	tire retread plant,

•2	aviation retread plants, and

•1	mix plant in Canada.
These facilities have floor space aggregating approximately 21 million square feet.
EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES.  EMEA owns or leases and operates 17 manufacturing facilities in 9 countries, including:

•14	tire plants,

•1	tire mold and tire manufacturing machine facility,

•1	aviation retread plant, and

•1	mix plant.
These facilities have floor space aggregating approximately 18 million square feet.
LATIN AMERICA MANUFACTURING FACILITIES.  Latin America owns and operates 6 manufacturing facilities in 5 countries, including 5 tire plants and 1 tire retread plant. These facilities have floor space aggregating approximately 5 million square feet.
ASIA PACIFIC MANUFACTURING FACILITIES.  Asia Pacific owns and operates 8 manufacturing facilities in 6 countries, including 7 tire plants and 1 aviation retread plant. These facilities have floor space aggregating approximately 7 million square feet.
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 85% during 2014 compared to approximately 80% in 2013 and 77% in 2012. The improvement in our 2014 utilization is due primarily to the closure of one of our Amiens, France manufacturing facilities, which decreased our total capacity by approximately 6 million units. The now-closed Amiens, France facility had been operating at reduced production levels in prior years, pending the closure of the facility.  The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, such as high-value-added and low-value-added tires or consumer and commercial tires, and can also vary between business segments.
OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and eight tire proving grounds. We lease our Corporate and North America headquarters, research and development facility and technical center in Akron, Ohio. We operate approximately 1,200 retail outlets for the sale of our tires to consumer and commercial customers, approximately 60 tire retreading facilities and approximately 170 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 12, Property, Plant and Equipment and No. 13, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,800 claimants at December 31, 2014 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $20 million during 2014. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.

Marine Hose Investigation
In May 2007, the United States Department of Justice, Antitrust Division, announced that it had executed search and arrest warrants against a number of companies and their executives in connection with an investigation into allegations of price fixing in the marine hose industry. We received a grand jury document subpoena in May 2007 relating to that investigation. We have also received a similar request for information from European antitrust authorities in connection with a similar investigation of the marine hose industry in Europe. In addition, in November 2007, the Brazilian antitrust authority notified Goodyear’s Brazilian subsidiary that it was a party to a civil investigation into alleged anti-competitive practices in the marine hose industry in Brazil. Based on our review, we continue to believe Goodyear and its subsidiaries did not engage in unlawful conduct which is the subject of the investigations described above. None of Goodyear’s executives have been named in any criminal complaint; and no arrest or search warrants have been executed against any of our executives or at any of our facilities in connection with these investigations. We are cooperating with U.S., European and Brazilian authorities.
Brazilian Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $35 million). We have filed a response contesting the assessment and are defending this matter.
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
As a result of our review of these matters, we have implemented, and are continuing to implement, appropriate remedial measures and have voluntarily disclosed the results of our initial investigation to the U.S. Department of Justice and the Securities and Exchange Commission, and are cooperating with those agencies in their review of these matters. In January 2015, the Department of Justice notified us that it has closed its inquiry into this matter and does not plan to file criminal charges against us.
As a result of ongoing discussions with the Securities and Exchange Commission, we recorded a charge of $16 million in connection with these matters in the third quarter of 2014.
Greek Labor Cases
Approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. In March 2013, the former employees also filed a separate claim for severance payments. During the fourth quarter of 2014, we entered into settlement agreements with the former employees with an aggregate value of approximately €27 million ($32 million), which includes salaries in arrears, related payroll taxes, severance and related expenses. In the fourth quarter of 2014, we made payments pursuant to the settlement agreements totaling €16 million ($20 million). The remaining scheduled payments are due in installments through 2016. In addition, Goodyear Dunlop Greece may be required to pay social security contributions of approximately €11 million ($13 million). We do not expect this matter to materially affect our future results of operations, financial position or cash flows.
Amiens Labor Claims
Approximately 720 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €98 million ($119 million) against Goodyear Dunlop Tires France. In January 2015, these claims were dismissed without prejudice. The former employees may re-file these claims within two years. In the event these claims are re-filed or additional claims are asserted against us, we intend to vigorously defend ourselves and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Texas Environmental Matter
On October 28, 2014, the Texas Commission on Environmental Quality (“TCEQ”) notified us that it was pursuing an enforcement action alleging that we failed to renew timely a required permit at our Beaumont, Texas chemical facility. TCEQ originally was seeking a penalty of approximately $130,000. On January 28, 2015, we received a revised notice from the TCEQ that it is now seeking a penalty of less than $100,000.
Other Matters
In addition to the legal proceedings described above, various other legal actions, indirect tax assessments, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various states for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding our legal proceedings, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The principal market for our common stock is the NASDAQ Global Select Market (Stock Exchange Symbol: GT).
Information relating to the high and low sale prices of shares of our common stock and dividends declared on our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 115, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. On May 29, 2014, we announced an increase in the quarterly cash dividend on our common stock to $0.06 per share from $0.05 per share, beginning on September 2, 2014. At December 31, 2014, there were 16,598 record holders of the 269,483,500 shares of our common stock then outstanding.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/14-10/31/14	15,520	$20.81	—	$366,702,861
11/1/14-11/30/14	3,287,000	25.37	3,287,000	283,310,777
12/1/14-12/31/14	2,448,809	27.20	2,448,809	216,702,887
Total	5,751,329	$26.14	5,735,809
____________________
(1) Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.
(2) On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended December 31, 2014, we repurchased 5,735,809 shares at an average price, including commissions, of $26.15 per share.
Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2014.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	10,350,633	$16.75	9,954,317	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	10,350,633	$16.75	9,954,317
____________________
(1) Under our equity-based compensation plans, up to a maximum of 976,724 performance shares in respect of performance periods ending on or subsequent to December 31, 2014, 103,492 shares of time-vested restricted stock and 482,177 restricted stock units have been awarded. In addition, up to 36,555 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2014(2)	2013(3)	2012(4)	2011(5)	2010(6)
Net Sales	$18,138	$19,540	$20,992	$22,767	$18,832
Net Income (Loss)	2,521	675	237	417	(164)
Less: Minority Shareholders’ Net Income	69	46	25	74	52
Goodyear Net Income (Loss)	$2,452	$629	$212	$343	$(216)
Less: Preferred Stock Dividends	7	29	29	22	—
Goodyear Net Income (Loss) available to Common Shareholders	$2,445	$600	$183	$321	$(216)
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock:
Basic	$9.13	$2.44	$0.75	$1.32	$(0.89)

Diluted	$8.78	$2.28	$0.74	$1.26	$(0.89)

Cash Dividends Declared per Common Share	$0.22	$0.05	$—	$—	$—

Total Assets	$18,109	$17,527	$16,973	$17,629	$15,630
Long Term Debt and Capital Leases Due Within One Year	148	73	96	156	188
Long Term Debt and Capital Leases	6,216	6,162	4,888	4,789	4,319
Goodyear Shareholders’ Equity	3,610	1,606	370	749	644
Total Shareholders’ Equity	3,845	1,868	625	1,017	921

_______________________________________

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Goodyear net income in 2014 included net charges after-tax and minority of $323 million due to changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar; rationalization charges, including accelerated depreciation and asset write-offs; curtailment and settlement losses related to pension plans in North America and the UK; charges related to labor claims with respect to a previously closed facility in Greece; charges related to a government investigation in Africa; and the settlement of certain indirect tax claims in Latin America. Goodyear net income in 2014 also included net gains after-tax and minority of $1,985 million resulting from discrete income tax items, including the release of substantially all of the valuation allowance on our net deferred U.S. tax assets and net gains on assets sales.

(3)
Goodyear net income in 2013 included net charges after-tax and minority of $156 million due to the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar; rationalization charges, including accelerated depreciation and asset write-offs; and charges related to labor claims with respect to a previously closed facility in Greece. Goodyear net income in 2013 also included net gains after-tax and minority of $59 million resulting from certain foreign government tax incentives, tax law changes and interest earned on favorable tax judgments; insurance recoveries for a flood in Thailand; and gains on asset sales.

(4)
Goodyear net income in 2012 included net charges after-tax and minority of $325 million due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early redemption of debt and a credit facility amendment and restatement; charges related to labor claims with respect to a previously closed facility in Greece; charges related to a tornado in the United States; settlement charges related to a pension plan; discrete charges related to income taxes; and charges related to a strike in South Africa. Goodyear net income in 2012 also included net gains after-tax and minority of $35 million related to insurance recoveries for a flood in Thailand and gains on asset sales.

(5)
Goodyear net income in 2011 included net charges after-tax and minority of $217 million due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early redemption of debt; charges related to a flood in Thailand; and charges related to a tornado in the United States. Goodyear net income in 2011 also included net gains after-tax and minority of $51 million from the benefit of certain tax adjustments and gains on asset sales.

(6)
Goodyear net loss in 2010 included net charges after-tax and minority of $445 million due to rationalization charges, including accelerated depreciation and asset write-offs; the devaluation of the Venezuelan bolivar fuerte against the U.S.

dollar; charges related to the early redemption of debt and a debt exchange offer; charges related to the disposal of a building in the Philippines; a one-time importation cost adjustment; supplier disruption costs; a charge related to a claim regarding the use of value-added tax credits in prior periods; and charges related to a strike in South Africa. Goodyear net loss in 2010 also included net gains after-tax and minority of $104 million from gains on asset sales; favorable settlements with suppliers; an insurance recovery; and the benefit of certain tax adjustments.

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
We experienced volatile global industry conditions in 2014, including economic weakness in EMEA, particularly in the fourth quarter of 2014; economic and political volatility in Latin America, particularly in Brazil and Venezuela; and slowing growth in Asia Pacific. In addition, we were also impacted by the strengthening of the U.S. dollar against most foreign currencies.
Despite these challenging industry and economic conditions, we produced record segment operating income of $1,712 million in 2014, including record segment operating income of $803 million in North America. These 2014 results were delivered on tire unit shipments that were essentially flat compared to 2013. In 2014, we realized approximately $454 million of cost savings, including raw material cost saving measures of approximately $269 million, which exceeded the impact of general inflation. Our raw material costs decreased by approximately 9% in 2014 compared to 2013.
In the first quarter of 2014, we made contributions of $1,167 million to fully fund our hourly U.S. pension plans and, in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans were frozen to future accruals effective April 30, 2014. We have now fully funded substantially all of our U.S. pension plans. The successful execution of our pension strategy will improve our earnings and cash flows from operating activities and provide greater transparency to our underlying tire business. Refer to “Pension and Benefit Plans” for additional information.
In the first quarter of 2014, we closed one of our manufacturing facilities in Amiens, France and, in the fourth quarter of 2014, we ceased our remaining farm tire production in EMEA. As a result of these actions, we expect annualized cost savings of approximately $75 million, with savings of $55 million realized in 2014. These savings realized in 2014 are in addition to the $454 million of costs savings referred to above.
Net sales were $18,138 million in 2014, compared to $19,540 million in 2013. Net sales decreased in 2014 due to unfavorable foreign currency translation, primarily in Latin America, lower sales in other tire-related businesses, primarily third-party chemical sales in North America, and a decline in price and product mix, primarily in EMEA, as a result of the impact of lower raw material costs on pricing. Product mix was also negatively impacted by lower OTR tire sales.
For the year ended December 31, 2014, Goodyear net income was $2,452 million, compared to Goodyear net income of $629 million in 2013, and Goodyear net income available to common shareholders was $2,445 million, or $8.78, compared to Goodyear net income available to common shareholders of $600 million, or $2.28, in 2013. The increase in Goodyear net income in 2014 compared to 2013 was driven by net income tax benefits of $1,834 million due primarily to the release of substantially all of the valuation allowance on our net U.S. deferred tax assets and to higher segment operating income.
Our total segment operating income for 2014 was $1,712 million, compared to $1,580 million in 2013. The $132 million, or 8.4%, increase in segment operating income was due primarily to a decline in raw material costs of $553 million, primarily in EMEA and North America, which more than offset the effect of lower price and product mix of $376 million, and lower conversion costs of $101 million. These improvements were partially offset by unfavorable foreign currency translation of $77 million, primarily in Latin America, and higher selling, administrative and general expense (“SAG”) of $59 million, primarily in EMEA and Latin America. Refer to "Results of Operations — Segment Information” for additional information.

In order to drive future growth and address the volatile economic environment, we remain focused on our key strategies:

•	Continuing to focus on market-back product development;

•	Taking a selective approach to the market, targeting profitable segments where we have competitive advantages;

•
Improving our manufacturing efficiency and creating an advantaged supply chain focused on reducing our total delivered costs, optimizing working capital levels and delivering best in industry customer service;

•	Focusing on cash flow to provide funding for our capital allocation plan described below; and

•	Building top talent and teams.
In May 2014, we updated our shareholder return program that is part of our 2014-2016 capital allocation plan to increase the quarterly cash dividend on our common stock by 20% to $0.06 per share and to increase our share repurchase program by $350 million to allow us to acquire up to $450 million of our common stock through 2016. Our capital allocation plan also provides for capital expenditures, pension funding and debt repayments, and restructuring payments. Refer to “Liquidity and Capital Resources — Overview” for additional information.
Pension and Benefit Plans
At December 31, 2014, our unfunded global pension liability was $714 million, which was principally attributable to our non-U.S. pension plans. At December 31, 2013, our unfunded global pension liability was $1,855 million, including approximately $1,100 million attributable to our hourly U.S. pension plans.
Our U.S. pension strategy includes the accelerated funding of pension plans in conjunction with significantly reducing exposure in the investment portfolio of those plans to future equity market movements. The fixed income investments held for these plans are designed to offset the subsequent impact of discount rate movements on the plans’ benefit obligation so that the funded status remains stable.
During the first quarter of 2014, we contributed $1,167 million in cash to fully fund the hourly U.S. pension plans. In addition, we made contributions of $868 million during the first quarter of 2013 to fully fund our frozen U.S. pension plans. Consistent with our pension strategy, we transitioned those plans’ asset allocations to a portfolio of substantially all fixed income securities designed to offset any subsequent changes in discount rates.
As a result of fully funding these plans in the first quarter of 2014, pension benefits for hourly associates covered by the USW collective bargaining agreement who participate in the hourly U.S. pension plans were frozen effective April 30, 2014 and these associates now receive Company contributions to a defined contribution plan beginning on May 1, 2014. As a result of the accrual freeze, we recognized a curtailment charge of $33 million in 2014.
We expect these actions will provide stability to our funded status, improve our earnings and operating cash flow, and provide greater transparency to our underlying tire business.
The net actuarial losses in Accumulated Other Comprehensive Loss (“AOCL”) related to the U.S. pension plans increased by $292 million, including $285 million from updated life expectancy assumptions reflecting future mortality improvements based on recently published actuarial tables.
Globally, we expect our 2015 net periodic pension cost to be approximately $125 million to $175 million.
Liquidity
At December 31, 2014, we had $2,161 million in Cash and Cash Equivalents as well as $2,317 million of unused availability under our various credit agreements, compared to $2,996 million and $2,726 million, respectively, at December 31, 2013. The decrease in cash and cash equivalents of $835 million was driven by pension contributions and direct payments of $1,338 million and capital expenditures of $923 million, including expenditures for the modernization and expansion of our United States, Brazil, Germany and China manufacturing capacity. These decreases were partially offset by net income of $2,521 million, which included a non-cash deferred tax benefit of $1,970 million and non-cash depreciation and amortization expense of $732 million, and net borrowings of $309 million. We believe that our liquidity position is adequate to fund our operating and investing needs in 2015 and to provide us with flexibility to respond to further changes in the business environment.
New Products
Globally, we launched 17 new consumer tires and 21 new commercial tires in 2014. Refer to “Item 1. Business” for a discussion of new tires launched in each of our business units.

Outlook
We expect that our full-year tire unit volume for 2015 will be up 1% to 2% compared to 2014. We also expect cost savings to more than offset general inflation in 2015. Based on current spot rates, we expect foreign currency translation to negatively affect segment operating income by approximately $180 million in 2015 compared to 2014.
Based on current raw material spot prices, for the full year of 2015, we expect our raw material costs will be approximately 14% lower than 2014, and we expect the benefit of lower raw material costs to more than offset declines in price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED
All per share amounts are diluted and refer to Goodyear net income available to common shareholders.
2014 Compared to 2013
For the year ended December 31, 2014, Goodyear net income was $2,452 million, compared to net income of $629 million in 2013. For the year ended December 31, 2014, Goodyear net income available to common shareholders was $2,445 million, or $8.78 per share, compared to Goodyear net income available to common shareholders of $600 million, or $2.28 per share, in 2013. The increase in Goodyear net income and Goodyear net income available to common shareholders in 2014 was driven by net income tax benefits of $1,834 million, due primarily to the release of substantially all of the valuation allowance on our net U.S. deferred tax assets and to higher segment operating income.
Net Sales
Net sales in 2014 of $18,138 million decreased $1,402 million, or 7%, compared to $19,540 million in 2013 due primarily to unfavorable foreign currency translation of $571 million, primarily in Latin America, lower sales in other tire-related businesses of $407 million, primarily in North America, due to a decrease in the volume of third-party chemical sales, a decline in price and product mix of $374 million, primarily in EMEA, as a result of the impact of lower raw material costs on pricing, and lower tire volume of $57 million. Product mix was also negatively impacted by lower OTR tire sales. Consumer and commercial net sales in 2014 were $10,510 million and $3,849 million, respectively. Consumer and commercial net sales in 2013 were $10,946 million and $4,113 million, respectively.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2014	2013	% Change
Replacement Units
North America (U.S. and Canada)	43.0	42.9	0.2%
International	69.9	69.0	1.3%
Total	112.9	111.9	0.9%
OE Units
North America (U.S. and Canada)	18.1	18.8	(3.7)%
International	31.0	31.6	(1.9)%
Total	49.1	50.4	(2.6)%
Goodyear worldwide tire units	162.0	162.3	(0.2)%
The decrease in worldwide tire unit sales of 0.3 million units, or 0.2%, compared to 2013, included a decrease of 1.3 million OE units, or 2.6%, primarily in the Latin America consumer business, driven primarily by weaker consumer OE vehicle production in Brazil and our selective fitment strategy. Replacement tire volume increased 1.0 million units, or 0.9%, primarily in the Latin America consumer business, driven by overall industry growth. Consumer and commercial unit sales in 2014 were 147.4 million and 12.6 million, respectively. Consumer and commercial unit sales in 2013 were 147.5 million and 12.7 million, respectively.

Cost of Goods Sold
Cost of goods sold (“CGS”) was $13,906 million in 2014, decreasing $1,516 million, or 9.8%, compared to $15,422 million in 2013. CGS was 76.7% of sales in 2014 compared to 78.9% of sales in 2013. CGS in 2014 decreased due to lower raw material costs of $553 million, primarily in EMEA and North America, lower costs in other tire-related businesses of $439 million, primarily in North America due to a decrease in the volume of third-party chemical sales, the effect of foreign currency translation which reduced costs by $420 million, primarily in Latin America, and lower conversion costs of $101 million. Conversion costs were favorably impacted by lower pension costs and lower under-absorbed fixed overhead costs of approximately $58 million. CGS in 2014 included pension expense of $123 million, excluding the pension curtailment and settlement charges described below, which decreased from $222 million in 2013, due primarily to lower amortization of actuarial losses resulting from 2013 actuarial gains related to our North American plans and the freeze of our hourly U.S. pension plans.
CGS in 2014 included a pension curtailment loss of $33 million ($32 million after-tax and minority) as a result of the accrual freeze to pension plans in North America and a pension settlement loss of $5 million ($4 million after-tax and minority) related to lump sum payments to settle certain liabilities for our U.K. pension plans. CGS in 2014 also included charges for accelerated depreciation of $7 million ($5 million after-tax and minority) compared to $23 million ($17 million after-tax and minority) in 2013, primarily related to the closure of one of our manufacturing facilities in Amiens, France. CGS also included savings from rationalization plans of $66 million, of which $48 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit of the farm tire business in EMEA.
Selling, Administrative and General Expense
Selling, administrative and general expense (“SAG”) was $2,720 million in 2014, decreasing $38 million, or 1.4%, compared to $2,758 million in 2013. SAG was 15.0% of sales in 2014, compared to 14.1% in 2013. The decrease in SAG was due to the effect of foreign currency translation which reduced costs by $74 million and lower incentive compensation costs of $35 million, partially offset by higher advertising and marketing costs of $28 million, primarily in EMEA, and inflationary cost increases in wages and benefits and other costs. SAG in 2014 included pension expense of $52 million, compared to $63 million in 2013, primarily related to North America. SAG also included savings from rationalization plans of $18 million, of which $7 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit of the farm tire business in EMEA.
Rationalizations
To maintain global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce selling, administrative and general expenses through associate headcount reductions. We recorded net rationalization charges of $95 million in 2014 ($66 million after-tax and minority). Net rationalization charges include charges of $74 million for associate severance and idle plant costs, partially offset by pension curtailment gains of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in 2014 primarily consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce SAG headcount.
We recorded net rationalization charges of $58 million in 2013 ($41 million after-tax and minority). Rationalization actions initiated in 2013 consisted primarily of manufacturing headcount reductions related to EMEA's plans to improve efficiency and reduce manufacturing capacity in certain Western European countries. In addition, Asia Pacific also initiated plans primarily relating to SAG headcount reductions and the closure of retail facilities in Australia and New Zealand.
Upon completion of the 2014 plans, we estimate that annual segment operating income will improve by approximately $18 million ($4 million CGS and $14 million SAG). The savings realized in 2014 from rationalization plans totaled $84 million ($66 million CGS and $18 million SAG) including $55 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit of the farm tire business in EMEA.
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $428 million in 2014, increasing $36 million compared to $392 million in 2013. The increase relates primarily to higher average debt balances of $6,765 million in 2014 compared to $6,330 million in 2013 and an increase in average interest rates to 6.42% in 2014 compared to 6.19% in 2013. Interest expense in 2014 was favorably impacted by $6 million related to interest recovered on the settlement of indirect tax claims in Latin America.

Other Expense
Other Expense in 2014 was $302 million, increasing $205 million from $97 million in 2013. The increase in Other Expense reflects higher net foreign currency exchange losses, which were $239 million in 2014 compared to $118 million in 2013. The increase was due primarily to losses resulting from changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar of $200 million ($175 million after-tax and minority) in 2014 compared to $115 million ($92 million after-tax and minority) in 2013. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Other Expense reflected interest income of $28 million for 2014, compared to interest income of $41 million in 2013. Interest income consists primarily of amounts earned on cash deposits. Interest income in 2014 also included $10 million earned on the settlement of indirect tax claims and in 2013 also included $11 million earned on favorable tax judgments, both in Latin America.
Other Expense reflected charges of $25 million in 2014 related to general and product liability — discontinued products, which includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries, compared to $15 million in 2013. The increase in charges in 2014 was due to unfavorable changes in assumptions related to claim trends and probable insurance recoveries for asbestos claims.
Other Expense included an increase in net miscellaneous expense of $27 million in 2014 compared to 2013. Miscellaneous expense in 2014 and 2013 included charges of $22 million ($22 million after-tax and minority) and $6 million ($6 million after-tax and minority), respectively, for labor claims with respect to a previously closed facility in Greece. Miscellaneous expense in 2014 also included charges of $16 million ($16 million after-tax and minority) related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa.
Other Expense reflected a decrease in royalty income in 2014 to $35 million from $51 million in 2013, due primarily to a one-time royalty of $11 million related to chemical operations included in 2013. A substantial portion of royalty income results from the amortization of deferred revenue from prepaid trademark licensing royalties associated with the sale of our former Engineered Products business to The Carlyle Group in 2007. In 2014, The Carlyle Group announced that it had entered into an agreement to sell that business to Continental AG, and the transaction was completed in January 2015. We have terminated the licensing agreement and will recognize a one-time gain on the unamortized balance of the deferred revenue in 2015. A substantial portion of the deferred revenue will be recognized in the first quarter of 2015, with the remaining portion recognized over a six month transition period. Thereafter, royalty income will be reduced by approximately $12 million per year. The unamortized balance at December 31, 2014 was approximately $170 million.
Other Expense in 2014 also included net gains on asset sales of $3 million ($4 million after-tax and minority) compared to net gains of $8 million ($7 million after-tax and minority) in 2013.
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other Expense.
Income Taxes
Income tax benefit in 2014 was $1,834 million on income before income taxes of $687 million. For 2013, income tax expense was $138 million on income before income taxes of $813 million. In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily due to the release of substantially all of the valuation allowance on our net U.S. deferred tax assets, as discussed further below. In 2013, the difference between our effective tax rate and the U.S. statutory rate was primarily due to continuing to maintain a full valuation allowance against our net U.S. deferred tax assets and certain foreign deferred tax assets.
Income tax benefit in 2014 was favorably impacted by $1,980 million ($1,981 million after minority interest) of discrete tax adjustments, including a benefit of $2,179 million from the December 31, 2014 release of substantially all of the valuation allowance on our net U.S. deferred tax assets as discussed further below, partially offset by charges of $131 million to record deferred taxes on certain undistributed earnings of certain foreign subsidiaries. The 2014 income tax benefit also included charges of $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, a charge of $9 million to establish a valuation allowance on the net deferred tax assets of a Luxembourg subsidiary, and a charge of $11 million due to a recently enacted law change in Chile. Income tax expense in 2013 included discrete net tax benefits of $43 million ($37 million after minority) due primarily to a $33 million benefit from special enterprise zone tax incentives in Poland and a $13 million benefit related to changes in enacted tax laws.
At January 1, 2014, our valuation allowance on our U.S. deferred tax assets was approximately $2,400 million. Since 2002, Goodyear has maintained a full valuation allowance on its U.S. net deferred tax asset position. In each reporting period we have assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Through 2012, our history of U.S. operating losses limited the weight we applied to other subjective evidence such as our projections for future profitability. Before we changed our judgment on the need for a full valuation allowance, a sustained period of operating profitability was required.

At December 31, 2014, our U.S. operations were in a position of cumulative profits for the most recent three-year period. We concluded that as a consequence of our three-year cumulative profits, achieving full year profitability in 2013 and 2014, our successful completion of labor negotiations with the United Steelworkers in 2013, our full funding of our U.S. pension plans during 2013 and 2014, and our business plan for 2015 and beyond showing continued profitability, that it is more likely than not that a significant portion of our U.S. deferred tax assets will be realized. Accordingly, in the fourth quarter of 2014, we released substantially all of our valuation allowance on our net U.S. deferred tax assets, resulting in a $2,179 million benefit in our provision for income taxes.
In the periods after which our U.S. valuation allowance is released, we expect an increase in our effective tax rate as a result of recording tax expense on our U.S. earnings. Over the next five years, we estimate utilizing the majority of our tax credits and tax loss carryforwards and paying no significant federal income tax.
At December 31, 2014, our valuation allowance on certain of our U.S federal, state and local deferred tax assets was $14 million and our valuation allowance on our foreign deferred tax assets was $618 million.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist during 2015. This may result in a reduction of the valuation allowance and one time tax benefit of up to $80 million ($60 million net of minority interest).
For further information, refer to the Note to the Consolidated Financial Statements No. 5, Income Taxes.
Minority Shareholders’ Net Income
Minority shareholders’ net income was $69 million in 2014, compared to $46 million in 2013. The increase was due to higher earnings in our joint venture in Europe.
2013 Compared to 2012
For the year ended December 31, 2013, Goodyear net income was $629 million, compared to net income of $212 million in 2012. For the year ended December 31, 2013, Goodyear net income available to common shareholders was $600 million, or $2.28 per share, compared to Goodyear net income available to common shareholders of $183 million, or $0.74 per share.
Net Sales
Net sales in 2013 of $19,540 million decreased $1,452 million, or 6.9%, compared to $20,992 million in 2012 due primarily to lower sales in other tire-related businesses of $665 million, primarily in North America due to a decrease in the price and volume of third-party sales of chemical products, unfavorable foreign currency translation of $354 million, primarily in Latin America and Asia Pacific, lower price and product mix of $206 million, primarily in North America and EMEA, and lower tire volume of $166 million, primarily in EMEA. Consumer and commercial net sales in 2013 were $10,946 million and $4,113 million, respectively. Consumer and commercial net sales in 2012 were $11,429 million and $4,202 million, respectively.
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
Cost of Goods Sold
CGS was $15,422 million in 2013, decreasing $1,741 million, or 10.1%, compared to $17,163 million in 2012. CGS was 78.9% of sales in 2013 compared to 81.8% of sales in 2012. CGS in 2013 decreased due to lower raw material costs of $985 million, lower costs in other tire-related businesses of $641 million, primarily due to lower third-party sales of chemical products in North America, the effect of favorable foreign currency translation of $245 million, primarily in Latin America, and lower tire volume of $159 million. These decreases were partially offset by increased conversion costs of $167 million and product mix-related manufacturing cost increases of $115 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of approximately $52 million due to lower production volume and inflationary cost increases. CGS in 2013 included pension expense of $222 million, compared to $245 million in 2012, primarily related to North America.
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
Selling, Administrative and General Expense
SAG was $2,758 million in 2013, increasing $40 million, or 1.5%, compared to $2,718 million in 2012. SAG was 14.1% of sales in 2013, compared to 12.9% in 2012. The increase in SAG was due to higher incentive compensation costs of $82 million, primarily driven by improved operating performance, and higher overall inflation, including wages and benefits, primarily in EMEA and Latin America, partially offset by the effect of favorable foreign currency translation of $46 million. SAG in 2013 and 2012 included pension expense of $63 million and $62 million, respectively, primarily related to North America. SAG in 2013 also included savings from rationalization plans of $38 million.
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
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $392 million in 2013, increasing $35 million compared to $357 million in 2012. The increase relates primarily to higher average debt balances of $6,330 million in 2013 compared to $5,606 million in 2012 and an increase in average interest rates to 6.19% in 2013 compared to 6.14% in 2012. In addition, we recorded $13 million of expense in 2012 to correct capitalized interest recorded in prior periods.
Other Expense
Other Expense in 2013 was $97 million, decreasing $42 million compared to $139 million in 2012. Net foreign currency exchange losses in 2013 included a net loss of $115 million ($92 million after-tax) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources." Financing fees were $56 million in 2013 compared to $156 million in 2012. Financing fees for 2012 included $86 million ($86 million after-tax) in financing fees related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016.

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
Other Expense also included interest income of $11 million earned on favorable tax judgments in Latin America that will be utilized against future indirect tax liabilities, and charges relating to labor claims with respect to a previously closed facility in Greece of $6 million ($6 million after-tax) in 2013 compared to charges of $25 million ($25 million after-tax) in 2012.
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
Total segment operating income was $1,712 million in 2014, $1,580 million in 2013 and $1,248 million in 2012. Total segment operating margin (segment operating income divided by segment sales) in 2014 was 9.4%, compared to 8.1% in 2013 and 5.9% in 2012.
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

North America

	Year Ended December 31,
(In millions)	2014	2013	2012
Tire Units	61.1	61.7	62.6
Net Sales	$8,085	$8,684	$9,666
Operating Income	803	691	514
Operating Margin	9.9%	8.0%	5.3%

2014 Compared to 2013
North America unit sales in 2014 decreased 0.6 million units, or 1.0%, to 61.1 million units. OE tire volume decreased approximately 0.6 million units, or 3.3%, primarily in consumer OE, due to our OE selectivity strategy. Replacement tire volume remained flat.
Net sales in 2014 were $8,085 million, decreasing $599 million, or 6.9%, compared to $8,684 million in 2013. The decrease was due primarily to lower sales in our other tire-related businesses of $384 million, driven by a decline in the volume of third-party sales of chemical products. In addition, net sales decreased due to lower price and product mix of $90 million, driven by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $65 million and lower tire volume of $60 million.
Operating income in 2014 was $803 million, increasing $112 million, or 16.2%, from $691 million in 2013. The increase in operating income was due primarily to lower conversion costs of $93 million. The decrease in conversion costs included lower pension costs of $63 million, lower labor costs due primarily to prior year one-time charges of $27 million related to our USW agreement and lower workers’ compensation costs of $13 million, partially offset by increased profit sharing costs of $18 million. Operating income also benefited from a decline in raw material costs of $191 million, which more than offset the effect of lower price and product mix of $136 million, and higher income from our other tire-related businesses of $19 million, primarily in our retail business. These improvements were partially offset by higher transportation costs of $27 million and lower volume of $11 million. Conversion costs included net savings from rationalization plans of $8 million.
Operating income in 2014 excluded net pension curtailment charges of $33 million, a net reversal of rationalization charges of $6 million and net gains on asset sales of $8 million. Operating income in 2013 excluded net rationalization charges of $12 million and net gains on asset sales of $4 million.
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
Operating income in 2013 was $691 million, increasing $177 million, or 34.4%, from $514 million in 2012. The increase in operating income was due primarily to a decline in raw material costs of $483 million, which more than offset the effect of lower price and product mix of $250 million. Improvements in operating income were partially offset by higher conversion costs of $23 million, increased transportation costs of $18 million and decreased tire volume of $13 million. Higher conversion costs were due primarily to $57 million of increased under-absorbed overhead resulting from changes in production volumes, one-time charges of $27 million associated with the new USW agreement and inflation, partially offset by lower profit sharing of $50 million and lower pension costs of $36 million. Conversion costs and SAG expenses included net savings from rationalization plans of $26 million and $13 million, respectively.
Operating income in 2013 excluded net rationalization charges of $12 million and net gains on asset sales of $4 million. Operating income in 2012 excluded net rationalization charges of $43 million and charges for accelerated depreciation and asset write-offs of $1 million, primarily related to the closure of our manufacturing facility in Union City, Tennessee, and net gains on asset sales of $9 million.

Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2014	2013	2012
Tire Units	60.5	60.8	62.7
Net Sales	$6,180	$6,567	$6,884
Operating Income	438	298	252
Operating Margin	7.1%	4.5%	3.7%

2014 Compared to 2013
Europe, Middle East and Africa unit sales in 2014 decreased 0.3 million units, or 0.5%, to 60.5 million units. Replacement tire volume decreased 0.5 million units, or 1.2% while OE tire volume increased 0.2 million units, or 1.1%. These changes were primarily related to the consumer business. Decreased unit volumes in the consumer replacement business primarily reflect the negative impact of unusually warm weather on seasonal winter tire sales, challenging economic conditions and increased competition.
Net sales in 2014 were $6,180 million, decreasing $387 million, or 5.9%, compared to $6,567 million in 2013. Net sales decreased due primarily to unfavorable price and product mix of $240 million, driven by the impact of lower raw material costs on pricing. Net sales were also negatively impacted by unfavorable foreign currency translation of $113 million and lower tire volume of $39 million.
Operating income in 2014 was $438 million, increasing $140 million, or 47.0%, compared to $298 million in 2013. Operating income increased due primarily to a decline in raw material costs of $250 million, which more than offset the effect of lower price and product mix of $194 million. Operating income was also positively impacted by lower conversion costs of $81 million, net savings of $55 million from the closure of one of our Amiens, France manufacturing facilities and our exit from the farm tire business, and higher income from our other tire-related businesses of $11 million, primarily in our motorcycle business. Decreased conversion costs included lower under-absorbed overhead of $86 million resulting from higher production volumes. Operating income was negatively impacted by higher SAG expenses of $37 million, driven primarily by higher advertising and marketing costs, lower tire volume of $21 million and a charge related to a commercial tire customer satisfaction program of $12 million. Conversion costs and SAG expenses included net savings from rationalization plans of $8 million and $7 million, respectively.
One of our Amiens, France manufacturing facilities closed in the first quarter of 2014 and our remaining farm tire production ceased in the fourth quarter of 2014. These actions are expected to improve EMEA operating income by approximately $75 million annually, with savings of $55 million realized in 2014.
Operating income in 2014 excluded net rationalization charges of $89 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $22 million related to labor claims with respect to a previously closed facility in Greece, net losses on asset sales of $7 million and charges for accelerated depreciation and asset write-offs of $7 million. Operating income in 2013 excluded net rationalization charges of $26 million and charges for accelerated depreciation and asset write-offs of $23 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $6 million related to labor claims with respect to a previously closed facility in Greece, and net gains on asset sales of $1 million.
EMEA’s results are highly dependent upon Germany, which accounted for approximately 37% and 36% of EMEA’s net sales in 2014 and 2013 respectively. Accordingly, results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.
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
Operating income in 2013 excluded net rationalization charges of $26 million and charges for accelerated depreciation and asset write-offs of $23 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $6 million related to labor claims with respect to a previously closed facility in Greece, and a net gain on asset sales of $1 million. Operating income in 2012 excluded net rationalization charges of $100 million, primarily related to the exit of our farm tire business in EMEA and closure of one of our Amiens, France manufacturing facilities, a charge of $25 million related to labor claims with respect to a previously closed facility in Greece, and net gains on asset sales of $9 million.
Latin America

	Year Ended December 31,
(In millions)	2014	2013	2012
Tire Units	17.4	17.9	18.1
Net Sales	$1,796	$2,063	$2,085
Operating Income	170	283	223
Operating Margin	9.5%	13.7%	10.7%

2014 Compared to 2013
Latin America unit sales in 2014 decreased 0.5 million units, or 2.8%, to 17.4 million units. OE tire volume decreased 1.6 million units, or 28.8%, driven primarily by weaker consumer OE vehicle production in Brazil and our selective fitment strategy in the consumer OE business. Replacement tire volume increased 1.1 million units, or 8.9%, primarily in our consumer business driven by volume growth of 1.4 million, or 13.7%, across Latin America, partially offset by a decline of 0.3 million units in Venezuela.
Net sales in 2014 were $1,796 million, decreasing $267 million, or 12.9%, from $2,063 million in 2013. Net sales decreased due primarily to unfavorable foreign currency translation of $320 million, mainly in Venezuela and Brazil, and lower tire volume of $53 million. These decreases were partially offset by improved price and product mix of $113 million, including a favorable shift from OE to replacement products.
Operating income in 2014 was $170 million, decreasing $113 million, or 39.9%, from $283 million in 2013. Operating income decreased primarily due to higher conversion costs of $66 million, unfavorable foreign currency translation of $51 million, increased SAG expenses of $26 million, increased costs of $18 million associated with the expansion of one of our Brazilian manufacturing facilities, lower tire volume of $14 million and charges of $11 million related to indirect tax claims. These decreases were partially offset by improved price and product mix of $61 million and lower raw material costs of $22 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $27 million due primarily to lower production volume in Venezuela and Brazil and overall inflation, including wages and benefits. The increase in SAG expenses was due primarily to overall inflation, including wages and benefits, and higher system implementation costs. SAG expenses included savings from rationalization plans of $5 million.
In 2014, on a consolidated basis, we recorded a net benefit of $5 million (net charge of $3 million after-tax), which included the recovery of interest of $16 million, of which $10 million is included in interest income in Other Expense and $6 million is included in Interest Expense, offset by a charge of $11 million in Latin America segment operating income related to indirect tax claims. In 2013, on a consolidated basis, we recorded a net benefit of $15 million ($10 million after-tax), which included $5 million in Latin America's segment operating income, earned on favorable tax judgments.
Operating income in 2014 and 2013 excluded net rationalization charges of $3 million and $4 million, respectively. In addition, foreign currency exchange losses in 2014 and 2013 of $200 million and $115 million, respectively, related to changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar and the 2014 write-off of a subsidy receivable in Venezuela, were excluded from Latin America and total company segment operating income.
Latin America’s results are highly dependent upon Brazil, which accounted for 55% and 53% of Latin America’s net sales in 2014 and 2013, respectively. Goodyear Venezuela also contributed a significant portion of Latin America’s sales and operating income in 2014 and 2013. Latin America’s results in 2014 were negatively impacted by lower operating income from our Venezuelan operations of $48 million compared to 2013. Venezuela's decline in operating income resulted from a reduction in production levels, changes in the exchange rate applicable to settle certain transactions, and government price and profit margin controls. The continuing economic uncertainty in Venezuela may adversely impact Latin America's segment operating income in future periods. Currency exchange controls implemented by the Venezuelan government in recent years have resulted in our inability to remit dividends or timely and consistently settle liabilities in currencies other than the bolivar fuerte. Price and profit margin regulations, as well as strict labor laws, have eroded our ability to make key decisions regarding our operations, including our ability to hire or terminate employees without the approval of the Venezuelan government. Future government controls and regulations may further erode our control over our operations in Venezuela and could lead us to deconsolidate our Venezuelan subsidiary from our consolidated financial statements. For further information refer to "Item 1A. Risk Factors" and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview.”
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
In 2013, on a consolidated basis, we recorded a net benefit of $15 million ($10 million after-tax), which included $5 million in Latin America's segment operating income, earned on favorable tax judgments that are being utilized against ongoing indirect tax liabilities.
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
Asia Pacific

	Year Ended December 31,
(In millions)	2014	2013	2012
Tire Units	23.0	21.9	20.6
Net Sales	$2,077	$2,226	$2,357
Operating Income	301	308	259
Operating Margin	14.5%	13.8%	11.0%

2014 Compared to 2013
Asia Pacific unit sales in 2014 increased 1.1 million units, or 5.0%, to 23.0 million units. OE tire volume increased 0.8 million units, or 8.0%, and replacement tire volume increased 0.3 million units, or 2.8%. The increase in unit volume was primarily due to growth in China and India, partially offset by a decline in Australia as a result of a continued weak economic environment.
Net sales in 2014 were $2,077 million, decreasing $149 million, or 6.7%, from $2,226 million in 2013. Net sales decreased due to lower price and product mix of $157 million, driven primarily by the impact of lower raw material costs on pricing and unfavorable product mix due to lower OTR sales, unfavorable foreign currency translation of $73 million, primarily driven by the depreciation of the Australian dollar and Indian rupee, and lower sales in other tire-related businesses of $13 million, primarily in our retail operations. These decreases were partially offset by higher volumes of $95 million.
Operating income in 2014 was $301 million, decreasing $7 million, or 2.3%, from $308 million in 2013. Operating income decreased due primarily to lower price and product mix of $107 million, driven primarily by the impact of lower raw material costs on pricing and unfavorable product mix due to lower OTR sales. Lower price and product mix was partially offset by the effect of lower raw material costs of $90 million. Operating income was also negatively impacted by unfavorable foreign currency translation of $17 million, lower insurance recoveries of $7 million related to the fourth quarter 2011 Thailand flood and higher conversion costs of $7 million. The decreases were partially offset by lower start-up expenses for our manufacturing facility in Pulandian, China of $23 million and higher volume of $23 million. CGS included savings from rationalization plans of $1 million.
In 2013, on a consolidated basis, we recorded a $9 million net benefit ($6 million after-tax), which included $7 million in Asia Pacific, due to insurance recoveries for the fourth quarter 2011 flood in Thailand.
Operating income in 2014 and 2013 excluded net rationalization charges of $9 million and $16 million, respectively, primarily in Australia. Operating income in 2013 also excluded net gains on asset sales of $2 million.
Asia Pacific’s results are highly dependent upon Australia, which accounted for approximately 36% and 40% of Asia Pacific’s net sales in 2014 and 2013, respectively. Accordingly, results of operations in Australia are expected to continue to have a significant impact on Asia Pacific's future performance.
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
General and Product Liability and Other Litigation.  We have recorded liabilities totaling $324 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2014. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.
A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $151 million at December 31, 2014. The portion of the liability associated with unasserted asbestos claims and related defense costs was $84 million.
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
As of December 31, 2014, we recorded a receivable related to asbestos claims of $71 million, and we expect that approximately 50% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $13 million was included in Current Assets as part of Accounts Receivable at December 31, 2014. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $306 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2014. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $601 million at December 31, 2014.
We have determined our reporting units to be consistent with our operating segments comprised of four strategic business units: North America, Europe, Middle East and Africa, Latin America and Asia Pacific. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. No goodwill has been allocated to our Latin America reporting unit. There have been no changes to our reporting units or in the manner in which goodwill was allocated in 2014.
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
At October 31, 2014, after considering changes to assumptions used in our most recent quantitative annual testing for each reporting unit, including the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative annual testing, and other factors, we concluded that it was more likely than not that the fair value of our North America, EMEA and Asia Pacific reporting units was not less than its respective carrying value and, therefore, did not perform a quantitative analysis.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions.  At December 31, 2014, we had valuation allowances aggregating to $632 million against certain of our U.S. state and local and foreign net deferred tax assets.
U.S. GAAP standards of accounting for income taxes require a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing future profitability and the tax consequences of events that have been recognized in either our financial statements or tax returns.

We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verified evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three year period. With respect to our analysis of whether our U.S. deferred tax assets will be realized, we now consider our forecasts of profitable U.S. operations. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (tax loss carryforwards and tax credits) prior to their expiration. We consider tax planning strategies available to accelerate taxable amounts if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that in our judgment positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.

At December 31, 2014, our U.S. operations were in a position of cumulative profits for the most recent three-year period. We concluded that sufficient taxable income of the appropriate character will exist in order to realize our deferred tax assets. This conclusion is supported by our full year profitability in 2013 and 2014, and our business plan for 2015 and beyond showing continued profitability. As of December 31, 2014, we have recorded a net tax benefit of $2,179 million from the release of substantially all of the valuation allowance on our net U.S. deferred tax assets. The tax benefit for 2014 also includes a charge of $131 million to establish a provision for potential U.S. Federal taxation of certain undistributed earnings of certain foreign subsidiaries that previously we did not intend to subject to U.S. taxation. This charge was made to account for strategies which may be implemented, if necessary, to utilize our otherwise expiring U.S. deferred tax assets.
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

Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of $714 million and $356 million, respectively, at December 31, 2014. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

•	life expectancies,

•	retirement rates,

•	discount rates,

•	long term rates of return on plan assets,

•	inflation rates,

•	future compensation levels,

•	future health care costs, and

•	maximum company-covered benefit costs.
Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends. The discount rate for our U.S. plans is based on a yield curve derived from a portfolio of corporate bonds from issuers rated AA or higher as of December 31 and is reviewed annually. Our expected benefit payment cash flows are discounted based on spot rates developed from the yield curve. The mortality assumption for our U.S. plans is based on actual historical experience and an assumed long term rate of future improvement, based on published actuarial tables. The long term rate of return on U.S. plan assets is based on estimates of future long term rates of return similar to the target allocation of substantially all fixed income securities. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as-needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 3.89% and 3.59%, respectively, at December 31, 2014, compared to 4.51% and 4.06%, respectively, at December 31, 2013. The decrease in the discount rate at December 31, 2014 was due primarily to lower yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $256 million in 2014, compared to $243 million in 2013 and $261 million in 2012. Interest cost included in our worldwide net periodic other postretirement benefits cost was $19 million in 2014, compared to $19 million in 2013 and $24 million in 2012.
The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, and annual expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2014
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$387	$4

Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$8	$—
Health care cost trends — total cost	+/- 1.0%	2	—
Changes in general interest rates and corporate (AA or better) credit spreads impact our discount rate and thereby our U.S. pension benefit obligation. Our U.S. pension plans are invested in a portfolio of substantially all fixed income securities designed to offset the impact of future discount rate movements on liabilities for these plans. If corporate (AA or better) interest rates increase or decrease in parallel (i.e., across all maturities), the investment portfolio described above would mitigate a substantial portion of the expected change in our U.S. pension benefit obligation. For example, if corporate (AA or better) interest rates increased or decreased by 0.50%, the actions described above would mitigate more than 85% of the expected change in our U.S. pension benefit obligation.

A significant portion of the net actuarial loss included in AOCL of $2,985 million in our U.S. pension plans as of December 31, 2014 is a result of declines in U.S. discount rates and plan asset losses that occurred prior to 2014, plus the continued impact of increases in estimated life expectancies. For purposes of determining our 2014 U.S. net periodic pension cost, we recognized $114 million of the net actuarial loss in 2014. We will recognize approximately $110 million of net actuarial losses in 2015. If our future experience is consistent with our assumptions as of December 31, 2014, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2015 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.
At December 31, 2014, our U.S. pension life expectancy assumptions, which are based on actual historical experience, were updated to reflect future mortality improvements based on recently published actuarial tables, resulting in an increase of $285 million to our U.S. pension obligations.
The actual rate of return on our U.S. pension fund was 12.8%, 2.6% and 14.2% in 2014, 2013 and 2012, respectively, as compared to the expected rate of 5.47%, 7.16% and 8.50% in 2014, 2013 and 2012, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
We experienced a decrease in our U.S. discount rate at the end of 2014 and a large portion of the net actuarial loss included in AOCL of $99 million in our worldwide other postretirement benefit plans as of December 31, 2014 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2014 worldwide net periodic other postretirement benefits cost, we recognized $8 million of net actuarial losses in 2014. We will recognize approximately $8 million of net actuarial losses in 2015. If our future experience is consistent with our assumptions as of December 31, 2014, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2015 before it begins to gradually decline.
The weighted average amortization period for our U.S. pension plans is approximately 21 years.
Net periodic pension costs are recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2014, approximately 70% and 30% of net periodic pension costs are included in CGS and SAG, respectively, compared to approximately 80% and 20%, respectively, in 2013 and 2012. The decrease in the net periodic pension costs in CGS is the result of overall lower net periodic pension costs in conjunction with the freezing of our hourly U.S. pension plans.
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
We have fully funded substantially all of our U.S. pension plans, thereby eliminating a significant legacy liability and effecting a significant improvement in our capital structure. The successful execution of our pension strategy will improve earnings and cash flows from operating activities and provide greater transparency to our underlying tire business.
In September 2013, we announced our 2014-2016 capital allocation plan, which we have periodically updated. Our capital allocation plan is intended to increase shareholder value by investing in high-return growth capital projects, providing for returns to shareholders and strengthening our balance sheet. The updated capital allocation plan provides for:

•	Growth capital expenditures of approximately $1.15 billion, including a new plant to capture growth in the Americas.

•	A quarterly cash dividend on our common stock of $0.06 per share beginning on September 2, 2014. The payout represents an annual rate of $0.22 per share for 2014 and $0.24 per share for 2015 and 2016.

•	A share repurchase program that allows us to acquire up to $450 million of our common stock through 2016.

•	$800 million to $900 million of debt repayments and pension funding, further strengthening our leverage metrics and advancing our objective of achieving an investment grade credit rating.

•	$600 million of restructuring payments.
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
For further information on the other strategic initiatives we pursued in 2014, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
At December 31, 2014, we had $2,161 million in Cash and Cash Equivalents, compared to $2,996 million at December 31, 2013. The decrease of $835 million was due primarily to contributions to our hourly U.S. pension plans of approximately $1,167 million, including discretionary contributions of approximately $907 million. For the year ended December 31, 2014, net cash provided by operating activities was $340 million, primarily driven by net income of $2,521 million, which includes a non-cash deferred income tax benefit of $1,970 million and non-cash depreciation and amortization expense of $732 million. Net cash used by investing activities was $851 million in 2014, primarily driven by capital expenditures of $923 million. Net cash used by financing activities was $11 million in 2014. Financing activities in 2014 included common stock repurchases of $234 million and common stock dividends of $60 million, partially offset by net proceeds from borrowings of $309 million.
At December 31, 2014 and 2013 we had $2,317 million and $2,726 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2014	2013
First lien revolving credit facility	$1,138	$1,155
European revolving credit facility	485	546
Pan-European accounts receivable facility	—	179
Other domestic and international debt	277	373
Notes payable and overdrafts	417	473
	$2,317	$2,726
We have deposited our cash and cash equivalents and entered into various credit agreements and derivative contracts with financial institutions that we considered to be substantial and creditworthy at the time of such transactions. We seek to control our exposure to these financial institutions by diversifying our deposits, credit agreements and derivative contracts across multiple financial institutions, by setting deposit and counterparty credit limits based on long term credit ratings and other indicators of credit risk such as credit default swap spreads, and by monitoring the financial strength of these financial institutions on a regular basis. We also enter into master netting agreements with counterparties when possible. By controlling and monitoring exposure to financial institutions in this manner, we believe that we effectively manage the risk of loss due to nonperformance by a financial institution. However, we cannot provide assurance that we will not experience losses or delays in accessing our deposits or lines of credit due to the nonperformance of a financial institution. Our inability to access our cash deposits or make draws on our lines of credit, or the inability of a counterparty to fulfill its contractual obligations to us, could have a material adverse effect on our liquidity, financial condition or results of operations in the period in which it occurs.
We expect our 2015 cash flow needs to include capital expenditures of approximately $1.1 billion. We also expect interest expense to range between $415 million and $440 million, dividends on our common stock to be $65 million, and contributions to our funded non-U.S. pension plans to be approximately $50 million to $75 million. We do not expect working capital to be a significant source or use of cash in 2015. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan, South African and Argentinian subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2014, approximately $611 million of net assets, including $494 million of cash and cash equivalents, were subject to such requirements, including $289 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.
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
Through December 31, 2013, substantially all of our transactions were subject to the approval of the Commission for the Administration of Currency Exchange ("CADIVI"). In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace CADIVI. In addition, effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD I”) rate, which was 11.4 and 12.0 bolivares fuertes to the U.S. dollar at January 24, 2014 and December 31, 2014, respectively. Effective March 24, 2014, the Venezuelan government implemented a third currency exchange rate, SICAD II. The SICAD II rate is also an auction-based floating rate and was approximately 50 bolivares fuertes to the U.S. dollar at December 31, 2014. Effective September 9, 2014, the official exchange rate for settling purchases of certain finished goods changed from 6.3 bolivares fuertes to the U.S. dollar to the SICAD I rate.
During 2014, the official exchange rate for settling certain transactions, including imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar, and in 2014 we continued to obtain approval for the import of raw materials at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by Goodyear Venezuela. We expect that future remittances of dividends by Goodyear Venezuela would be transacted at the SICAD I rate and, therefore, we recorded a first quarter net remeasurement loss of $157 million on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, using the SICAD I rate of 11.4 bolivares fuertes to the U.S. dollar as of January 24, 2014. In the third quarter of 2014, we reduced by $7 million previously recorded foreign currency exchange losses on our Venezuelan deferred tax assets in conjunction with establishing a valuation allowance on those deferred tax assets. We also recorded a subsidy receivable of $50 million at January 24, 2014 related to certain U.S. dollar-denominated payables for goods that were expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar, based on ongoing approvals for the importation of such goods. In the third quarter of 2014, we derecognized $5 million of the subsidy receivable due to the change in the official exchange rate for purchases of certain finished goods from 6.3 bolivares fuertes to the U.S. dollar to the SICAD I rate. In the fourth quarter of 2014, we entered into an agreement with the Venezuelan government to settle $85 million of U.S. dollar-denominated payables at the SICAD I rate that we previously had expected to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar, and, accordingly, derecognized the remaining subsidy receivable of $45 million. Going forward, subsidies expected to be received from the government related to certain U.S. dollar-denominated payables to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar will only be recognized in CGS upon receipt.
During 2014, Goodyear Venezuela settled $36 million of U.S. dollar-denominated intercompany payables through CADIVI/CENCOEX at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar. In 2014, we participated in the SICAD I auction and were approved for approximately $21 million of remittances and settled $10 million in transactions at the then-current SICAD I rate, primarily for finished goods. In 2014, we also entered into the agreement with the Venezuelan government described above, and have received payments of $7 million of the $85 million agreed upon under that agreement. If in the future we convert bolivares fuertes at a rate other than the December 31, 2014 SICAD I rate of 12.0 bolivares fuertes to the U.S. dollar, or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations.
At December 31, 2014, settlements pending before CADIVI/CENCOEX were approximately $146 million, of which approximately $124 million are expected to be settled at the SICAD I rate and approximately $22 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At December 31, 2014, $10 million of our requested settlements were pending up to 180 days, $7 million were pending from 180 to 360 days and $129 million were pending over one year. Amounts pending up to 180 days include imported tires and raw materials of $10 million, amounts pending from 180 to 360 days include imported tires and raw materials of $7 million, and amounts pending over one year include imported tires and raw materials of $77 million, dividends payable of

$21 million, and intercompany charges of $17 million, including royalties of $6 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela, and this situation has deteriorated over time.
At December 31, 2014, we had bolivar fuerte-denominated monetary assets of $300 million, which consisted primarily of $289 million of cash and $5 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $143 million, which consisted primarily of $60 million of intercompany payables, including $21 million of dividends, $40 million of long term benefits, $22 million of accounts payable — trade and $13 million of compensation and benefits. At December 31, 2013, we had bolivar fuerte-denominated monetary assets of $496 million, which consisted primarily of $443 million of cash, $18 million of deferred tax assets and $17 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $180 million, which consisted primarily of $96 million of intercompany payables, including $41 million of dividends, $25 million of accounts payable — trade, $24 million of long term benefits and $20 million of short term compensation and benefits. All monetary assets and liabilities were remeasured at 12.0 and 6.3 bolivares fuertes to the U.S. dollar at December 31, 2014 and December 31, 2013, respectively.
Goodyear Venezuela’s sales were 1.6% and 2.2% of our net sales for the years ended December 31, 2014 and 2013, respectively. Goodyear Venezuela’s CGS were 1.5% and 1.7% of our CGS for the years ended December 31, 2014 and 2013, respectively. Goodyear Venezuela's operating income for the year ended December 31, 2014 declined by $48 million compared to the year ended December 31, 2013. Goodyear Venezuela’s sales are bolivar fuerte-denominated, its CGS and SAG are both approximately 70% bolivar fuerte-denominated and approximately 30% U.S. dollar-denominated. A further 10% decrease in the SICAD I rate to 13.2 bolivares fuertes to the U.S. dollar would decrease Goodyear Venezuela’s operating income by approximately $10 million on an annual basis, before any potential offsetting actions. This sensitivity assumes the official rate for settling imports of essential goods, including certain raw materials needed for the production of tires, remains unchanged.
In early 2015, the Venezuelan government announced certain changes to its currency exchange system, including the merging of the SICAD I and SICAD II auction system. In addition, a new currency exchange system, for which the exchange rate has been indicated to be based on market rates, opened on February 12, 2015 at approximately 170 bolivares fuertes to the U.S. dollar. To-date, the government has published little information related to these changes and, accordingly, we are not able to determine the applicability to our business, including whether such changes will result in a remeasurement loss or have any effect on our future results of operations, financial position or liquidity. If we remeasured our bolivar fuerte-denominated monetary assets and liabilities at the rate of approximately 170 bolivares fuertes to the U.S. dollar at December 31, 2014, we would have recorded an additional remeasurement loss of approximately $200 million.
Goodyear Venezuela contributed a significant portion of Latin America’s sales and operating income in 2014. The continuing economic and political uncertainty, which has recently increased due to a significant decline in the price of oil, which is the country's primary export and source of U.S. dollars; difficulties importing raw materials and finished goods; changing foreign currency exchange rates; and government price and profit margin controls in Venezuela may also adversely impact Latin America’s operating income in future periods. In response to conditions in Venezuela, we continuously evaluate the prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price and profit margin controls. We will also manage our operations in Venezuela to limit our net investment and working capital exposure through adjustments to our production volumes, which could also result in further earnings volatility. Specifically, continued inability to exchange bolivares fuertes to U.S. dollars to pay third-party suppliers and Goodyear affiliates for importation of basic raw materials may result in curtailment or cessation of production. In such cases, our ability to mitigate the negative impact of lower production may be limited based on government controls over reductions in staffing. These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in Goodyear Venezuela. To the extent we determine deconsolidation of Goodyear Venezuela to be appropriate due to a further degradation in our ability to make operating decisions in a future period, we would expect to recognize a one-time, pre-tax charge of over $500 million and derecognize cash and cash equivalents of $290 million from our consolidated financial statements (both reflecting December 31, 2014 balances and foreign currency exchange rates) and present our investment in Goodyear Venezuela under the cost method of accounting thereafter. We will continue to reassess the appropriateness of consolidating Goodyear Venezuela on a quarterly basis. We will also continue to assess the information relative to available Venezuelan exchange rates and the impact on our financial position, results of operations and liquidity.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2015 and to provide us with flexibility to respond to further changes in the business environment.

Cash Position
At December 31, 2014, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$517 million or 24% in Europe, Middle East and Africa, primarily Belgium ($696 million or 23% at December 31, 2013),

•	$462 million or 21% in Asia, primarily China, India and Australia ($334 million or 11%), and

•	$409 million or 19% in Latin America, primarily Venezuela and Brazil ($603 million or 20%).
Operating Activities
Net cash provided by operating activities was $340 million in 2014, compared to $938 million in 2013 and $1,038 million in 2012. The decrease in cash provided by operating activities in 2014 versus 2013 was primarily due to working capital being neither a source nor use of cash in 2014, versus a source of cash of $415 million in 2013, and higher pension contributions of $176 million. Pension contributions in both 2014 and 2013 were primarily due to discretionary contributions of $907 million and $834 million, respectively, to fully fund our U.S. pension plans.
Operating cash flows in 2013 as compared to 2012 were favorably impacted by increased earnings of $438 million, despite a 2013 charge of $115 million for the devaluation of the Venezuelan bolivar fuerte. This increase in operating cash flows was partially offset by higher pension contributions of $478 million. Working capital provided a source of cash in 2013 and 2012 of $415 million and $457 million, respectively. The improvement in working capital in 2013 was due primarily to lower inventory levels and lower raw materials costs. The improvement in working capital in 2012 was due primarily to reduced sales and production volumes and lower raw materials costs.
Investing Activities
Net cash used in investing activities was $851 million in 2014, compared to $1,136 million in 2013 and $1,123 million in 2012. Capital expenditures were $923 million in 2014, compared to $1,168 million in 2013 and $1,127 million in 2012. Beyond expenditures required to sustain our facilities, capital expenditures in 2014 primarily related to the modernization and expansion of manufacturing capacity in the United States, Brazil, Germany and China. Capital expenditures in 2013 primarily related to expansion of manufacturing capacity in Japan, Brazil and Chile and in 2012 primarily related to the expansion of manufacturing capacity in China and Chile. Proceeds from asset sales were $18 million in 2014, compared to $25 million in 2013 and $16 million in 2012.
Financing Activities
Net cash used by financing activities was $11 million in 2014, compared to net cash provided of $1,082 million in 2013 and net cash used of $426 million in 2012. Financing activities in 2014 included net borrowings of $309 million used to fund working capital needs and capital expenditures. In 2014, we paid dividends on our common stock of $60 million and repurchased $234 million of our common stock, including $233 million of repurchases pursuant to our publicly announced share repurchase program. Financing activities in 2013 included net borrowings of $1,143 million used to fully fund our frozen U.S. pension plans and to fund working capital needs and capital expenditures. Financing activities in 2012 included net debt repayments of $265 million.
Credit Sources
In aggregate, we had total credit arrangements of $9,029 million available at December 31, 2014, of which $2,317 million were unused, compared to $9,293 million available at December 31, 2013, of which $2,726 million were unused. At December 31, 2014, we had long term credit arrangements totaling $8,582 million, of which $1,900 million were unused, compared to $8,806 million and $2,253 million, respectively, at December 31, 2013. At December 31, 2014, we had short term committed and uncommitted credit arrangements totaling $447 million, of which $417 million were unused, compared to $487 million and $473 million, respectively, at December 31, 2013. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At December 31, 2014, we had $3,318 million of outstanding notes, compared to $3,356 million at December 31, 2013.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility bear interest at LIBOR plus 150 basis points, based on our current liquidity. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2014, our borrowing base, and therefore our availability, under the facility was $485 million below the facility's stated amount of $2.0 billion.
At December 31, 2014, we had no borrowings and $377 million of letters of credit issued under the revolving credit facility. At December 31, 2013, we had no borrowings and $375 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
The term loan bears interest at LIBOR plus 375 basis points, subject to a minimum LIBOR rate of 100 basis points. At December 31, 2014 and December 31, 2013, this facility was fully drawn. On February 3, 2015, we repaid $200 million of the borrowings due under this facility.
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
At December 31, 2014 and 2013, there were no borrowings under the German and the all-borrower tranches. There were no letters of credit issued at December 31, 2014. Letters of credit issued under the all-borrower tranche totaled $5 million (€3 million) at December 31, 2013.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. Until October 15, 2015, the designated maximum amount of the facility is €380 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries. Utilization under the facility is based on eligible receivable balances.
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
At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $70 million (85 million Australian dollars) of funding. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2014 and 2013. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2014 and 2013, the gross amount of receivables sold was $365 million and $301 million, respectively.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. Agreements for such supplier financing programs totaled approximately $420 million and $400 million at December 31, 2014 and December 31, 2013, respectively.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, please refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments.
Covenant Compliance
Our first and second lien credit facilities and some of the indentures governing our notes contain certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of our subsidiaries to pay dividends to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. Our first and second lien credit facilities and the indentures governing our notes also have customary defaults, including cross-defaults to material indebtedness of Goodyear and its subsidiaries.
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2014, our availability under this facility of $1,138 million, plus our Available Cash of $763 million, totaled $1,901 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2014, we were in compliance with this financial covenant.
Our credit facilities also state that we may only incur additional debt or make restricted payments that are not otherwise expressly permitted if, after giving effect to the debt incurrence or the restricted payment, our ratio of EBITDA to Consolidated Interest Expense for the prior four fiscal quarters would exceed 2.0 to 1.0. Certain of our senior note indentures have substantially similar limitations on incurring debt and making restricted payments. Our credit facilities and indentures also permit the incurrence of additional debt through other provisions in those agreements without regard to our ability to satisfy the ratio-based incurrence test described above. We believe that these other provisions provide us with sufficient flexibility to incur additional debt necessary to meet our operating, investing and financing needs without regard to our ability to satisfy the ratio-based incurrence test.
There are no known future changes to, or new covenants in, any of our existing debt obligations other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
As of December 31, 2014, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
During 2014, 2013 and 2012, we paid cash dividends of $15 million, $29 million and $29 million, respectively, on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion of shares into common stock on April 1, 2014.
During 2014 and 2013, we paid cash dividends of $60 million and $12 million, respectively, on our common stock. On January 14, 2015, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of our common stock, or approximately $16 million in the aggregate. The cash dividend will be paid on March 2, 2015 to stockholders of record as of the close of business of February 2, 2015. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2014, we repurchased 8,935,809 shares at an average price, including commissions, of $26.11 per share, or $233 million in the aggregate.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2014:

	Payment Due by Period as of December 31, 2014
(In millions)	Total	2015	2016	2017	2018	2019	Beyond 2019
Debt Obligations(1)	$6,335	$168	$446	$400	$183	$1,923	$3,215
Capital Lease Obligations(2)	59	10	8	7	5	2	27
Interest Payments(3)	2,429	406	390	362	338	280	653
Operating Leases(4)	1,266	307	233	178	128	98	322
Pension Benefits(5)	450	100	100	100	75	75	NA
Other Postretirement Benefits(6)	252	30	27	26	26	25	118
Workers’ Compensation(7)	393	71	45	34	26	21	196
Binding Commitments(8)	4,669	1,740	846	696	692	622	73
Uncertain Income Tax Positions(9)	40	20	15	—	—	—	5
	$15,893	$2,852	$2,110	$1,803	$1,473	$3,046	$4,609
_______________________________________

(1)	Debt obligations include Notes Payable and Overdrafts.

(2)	The minimum lease payments for capital lease obligations are $97 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $32 million, $24 million, $14 million, $7 million, $3 million and $9 million in each of the periods above, respectively, for a total of $89 million. Payments, net of minimum sublease rentals, total $1,177 million. The present value of the net operating lease payments is $950 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2014. Although subject to change, the amounts set forth in the table represent the midpoint of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

We made significant contributions to fully fund our U.S. pension plans in 2013 and 2014. We have no minimum funding requirements for our funded U.S. pension plans under current ERISA law or the provisions of our USW collective bargaining agreement, which requires us to maintain an annual ERISA funded status for the hourly U.S. pension plans of at least 97%.
Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with asset returns from our fixed income portfolio, and any changes to ERISA law. For further information on the U.S. pension investment strategy, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — Pension and Benefits" and Note to the Consolidated Financial Statements No. 16, Pension and Other Postretirement Benefits.
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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $306 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2014.

(9)
These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2014. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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
In addition, the following contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above:

•
We have commenced arbitration proceedings seeking the dissolution of our global alliance with SRI, damages and other appropriate relief. The arbitration is subject to uncertainties which make it difficult to predict the timing and outcome of the proceedings, or the amount of any net payment from us to SRI. Subject to those arbitration proceedings, SRI also has certain minority exit rights under the global alliance agreements that, if triggered and exercised, could require us to make a payment to acquire SRI’s interests in GDTE and GDTNA following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, refer to “Item 1. Business. Description of Goodyear’s Business — Global Alliance.”

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $7 million at December 31, 2014 and expire at various times through 2023. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
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

•	if we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	we could be negatively impacted by the decision regarding whether to impose tariffs on certain tires imported from China;

•
deteriorating economic conditions in any of our major markets, or an inability to access capital markets or third-party financing when necessary, may materially adversely affect our operating results, financial condition and liquidity;

•	our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity;

•	raw material and energy costs may materially adversely affect our operating results and financial condition;

•	if we experience a labor strike, work stoppage or other similar event our business, results of operations, financial condition and liquidity could be materially adversely affected;

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
Interest Rate Risk
We carefully monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2014, 35% of our debt was at variable interest rates averaging 5.72% compared to 34% at an average rate of 6.00% at December 31, 2013.
The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2014	2013
Carrying amount — liability	$4,132	$4,090
Fair value — liability	4,225	4,414
Pro forma fair value — liability	4,341	4,517
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
The following table presents foreign currency derivative information at December 31:

(In millions)	2014	2013
Fair value — asset (liability)	$26	$(14)
Pro forma decrease in fair value	(83)	(121)
Contract maturities	1/15 - 12/15	1/14 - 12/14
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2014	2013
Asset (liability):
Accounts Receivable	$30	$6
Other Current Liabilities	(4)	(20)
For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	53
Report of Independent Registered Public Accounting Firm	54
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2014	55
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2014	56
Consolidated Balance Sheets at December 31, 2014 and December 31, 2013	57
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2014	58
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014	62
Notes to Consolidated Financial Statements	63
Supplementary Data (unaudited)	115
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2014 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 17, 2015

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2014	2013	2012
Net Sales	$18,138	$19,540	$20,992
Cost of Goods Sold	13,906	15,422	17,163
Selling, Administrative and General Expense	2,720	2,758	2,718
Rationalizations (Note 2)	95	58	175
Interest Expense (Note 3)	428	392	357
Other Expense (Note 4)	302	97	139
Income before Income Taxes	687	813	440
United States and Foreign Tax (Benefit) Expense (Note 5)	(1,834)	138	203
Net Income	2,521	675	237
Less: Minority Shareholders’ Net Income	69	46	25
Goodyear Net Income	2,452	629	212
Less: Preferred Stock Dividends	7	29	29
Goodyear Net Income available to Common Shareholders	$2,445	$600	$183
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$9.13	$2.44	$0.75
Weighted Average Shares Outstanding (Note 6)	268	246	245
Diluted	$8.78	$2.28	$0.74
Weighted Average Shares Outstanding (Note 6)	279	277	247

Cash Dividends Declared Per Common Share	$0.22	$0.05	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2014	2013	2012
Net Income	$2,521	$675	$237
Other Comprehensive Income (Loss):
Foreign currency translation (net of tax benefit of $46 in 2014 and tax of $0 in 2013 and 2012)	(298)	(151)	83
Reclassification adjustment for amounts recognized in income (net of tax of $0 in all periods)	3	1	—
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $36 in 2014, $10 in 2013 and $9 in 2012)	79	232	209
Decrease (Increase) in net actuarial losses (net of tax benefit of $135 in 2014, tax of $34 in 2013 and tax benefit of $54 in 2012)	(82)	519	(979)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $13 in 2014, $1 in 2013 and $1 in 2012)	35	2	11
Prior service credit (cost) from plan amendments (net of tax of $0 in 2014, $0 in 2013 and $3 in 2012)	—	31	73
Deferred derivative gains (losses) (net of tax of $1 in 2014, $1 in 2013 and $0 in 2012)	16	1	(5)
Reclassification adjustment for amounts recognized in income (net of tax benefit of $1 in 2014, tax of $0 in 2013 and tax benefit of $3 in 2012)	1	2	(11)
Unrealized investment gains (net of tax of $1 in 2014 and $0 in 2013 and 2012)	2	8	—
Other Comprehensive Income (Loss)	(244)	645	(619)
Comprehensive Income (Loss)	2,277	1,320	(382)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	20	78	(20)
Goodyear Comprehensive Income (Loss)	$2,257	$1,242	$(362)
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2014	2013
Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$2,161	$2,996
Accounts Receivable (Note 8)	2,126	2,435
Inventories (Note 9)	2,671	2,816
Deferred Income Taxes (Note 5)	570	143
Prepaid Expenses and Other Current Assets	196	254
Total Current Assets	7,724	8,644
Goodwill (Note 10)	601	668
Intangible Assets (Note 10)	138	138
Deferred Income Taxes (Note 5)	1,762	157
Other Assets (Note 11)	731	600
Property, Plant and Equipment (Note 12)	7,153	7,320
Total Assets	$18,109	$17,527
Liabilities
Current Liabilities:
Accounts Payable-Trade	$2,878	$3,097
Compensation and Benefits (Notes 16 and 17)	724	758
Other Current Liabilities	956	1,083
Notes Payable and Overdrafts (Note 14)	30	14
Long Term Debt and Capital Leases due Within One Year (Note 14)	148	73
Total Current Liabilities	4,736	5,025
Long Term Debt and Capital Leases (Note 14)	6,216	6,162
Compensation and Benefits (Notes 16 and 17)	1,676	2,673
Deferred and Other Noncurrent Income Taxes (Note 5)	181	256
Other Long Term Liabilities	873	966
Total Liabilities	13,682	15,082
Commitments and Contingent Liabilities (Note 18)
Minority Shareholders’ Equity (Note 1)	582	577
Shareholders’ Equity
Goodyear Shareholders’ Equity
Preferred Stock, no par value: (Note 19)
Authorized, 50 million shares, Outstanding shares — none in 2014 (10 million in 2013), liquidation preference $50 per share	—	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 269 million (248 million in 2013)	269	248
Capital Surplus	3,141	2,847
Retained Earnings	4,343	1,958
Accumulated Other Comprehensive Loss (Note 20)	(4,143)	(3,947)
Goodyear Shareholders’ Equity	3,610	1,606
Minority Shareholders’ Equity — Nonredeemable	235	262
Total Shareholders’ Equity	3,845	1,868
Total Liabilities and Shareholders’ Equity	$18,109	$17,527
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749	$268	$1,017
Comprehensive income (loss):
Net income						212		212	35	247
Foreign currency translation (net of tax of $0)							51	51	14	65
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $9)							203	203		203
Increase in net actuarial losses (net of tax benefit of $44)							(898)	(898)		(898)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							9	9		9
Prior service credit from plan amendments (net of tax of $3)							72	72		72
Deferred derivative losses (net of tax of $0)							(4)	(4)		(4)
Reclassification adjustment for amounts recognized in income (net of tax benefit of $3)							(7)	(7)		(7)
Other comprehensive income (loss)								(574)	14	(560)
Total comprehensive income (loss)								(362)	49	(313)
Purchase of subsidiary shares from minority interest					(13)		5	(8)	(47)	(55)
Dividends declared to minority shareholders									(15)	(15)
Stock-based compensation plans					17			17		17
Preferred stock dividends declared (Note 19)						(29)		(29)		(29)
Common stock issued from treasury (Note 17)			704,921	—	3			3		3
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370	$255	$625
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370	$255	$625
Comprehensive income (loss):
Net income						629		629	45	674
Foreign currency translation (net of tax of $0)							(153)	(153)	(21)	(174)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							1	1		1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							224	224		224
Decrease in net actuarial losses (net of tax of $33)							498	498		498
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							2	2		2
Prior service credit from plan amendments (net of tax of $0)							30	30		30
Deferred derivative gains (net of tax of $1)							1	1		1
Reclassification adjustment for amounts recognized in income (net of tax of $0)							2	2		2
Unrealized investment gains (net of tax of $0)							8	8		8
Other comprehensive income (loss)								613	(21)	592
Total comprehensive income (loss)								1,242	24	1,266
Purchase of subsidiary shares from minority interest					(2)			(2)	(2)	(4)
Dividends declared to minority shareholders									(11)	(11)
Stock-based compensation plans					15			15		15
Dividends declared (Note 19)						(41)		(41)		(41)
Common stock issued from treasury (Note 17)			2,512,267	3	19			22		22
Other									(4)	(4)
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,958	$(3,947)	$1,606	$262	$1,868
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,958	$(3,947)	$1,606	$262	$1,868
Comprehensive income (loss):
Net income						2,452		2,452	23	2,475
Foreign currency translation (net of tax benefit of $46)							(206)	(206)	(18)	(224)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							3	3		3
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $36)							74	74		74
Increase in net actuarial losses (net of tax of $129)							(112)	(112)		(112)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $13)							31	31		31
Deferred derivative gains (net of tax of $1)							13	13		13
Unrealized investment gains (net of tax of $1)							2	2		2
Other comprehensive income (loss)								(195)	(18)	(213)
Total comprehensive income (loss)								2,257	5	2,262
Purchase of subsidiary shares from minority interest					(4)		(1)	(5)	(16)	(21)
Dividends declared to minority shareholders									(16)	(16)
Stock-based compensation plans					20			20		20
Repurchase of common stock (Note 19)			(8,955,107)	(9)	(225)			(234)		(234)
Dividends declared (Note 19)						(67)		(67)		(67)
Common stock issued from treasury (Note 17)			3,111,843	2	31			33		33
Preferred stock conversion	(10,000,000)	(500)	27,573,735	28	472			—		—
Balance at December 31, 2014
(after deducting 8,979,927 common treasury shares)	—	$—	269,483,500	$269	$3,141	$4,343	$(4,143)	$3,610	$235	$3,845
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2014	2013	2012
Balance at beginning of year	$577	$534	$607
Comprehensive income (loss):
Net income (loss)	46	1	(10)
Foreign currency translation (net of tax of $0 in all periods)	(74)	23	18
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $0 in 2014, $1 in 2013 and $0 in 2012)	5	8	6
Decrease (increase) in net actuarial losses (net of tax benefit of $6 in 2014, tax of $1 in 2013, and tax benefit of $10 in 2012)	30	21	(81)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements (net of tax of $0 in all periods)	4	—	2
Prior service credit (cost) from defined benefit plan amendment (net of tax of $0 in all periods)	—	1	1
Deferred derivative gains (losses) (net of tax of $0 in all periods)	3	—	(1)
Reclassification adjustment for amounts recognized in income (net of tax benefit of $1 in 2014 and tax of $0 in 2013 and 2012)	1	—	(4)
Other comprehensive income (loss)	(31)	53	(59)
Total comprehensive income (loss)	15	54	(69)
Dividends declared to minority shareholders	(10)	(11)	(4)
Balance at end of year	$582	$577	$534

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net Income	$2,521	$675	$237
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	732	722	687
Amortization and Write-Off of Debt Issuance Costs	14	18	67
Provision for Deferred Income Taxes	(1,970)	(34)	16
Net Pension Curtailments and Settlements	39	—	—
Net Rationalization Charges (Note 2)	95	58	175
Rationalization Payments	(226)	(72)	(106)
Net Gains on Asset Sales (Note 4)	(3)	(8)	(25)
Pension Contributions and Direct Payments	(1,338)	(1,162)	(684)
Net Venezuela Currency Loss (Note 4)	200	115	—
Customer Prepayments and Government Grants	14	44	131
Insurance Proceeds	4	17	50
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	75	79	291
Inventories	(35)	366	619
Accounts Payable — Trade	(41)	(30)	(453)
Compensation and Benefits	223	243	260
Other Current Liabilities	(40)	(28)	(24)
Other Assets and Liabilities	76	(65)	(203)
Total Cash Flows from Operating Activities	340	938	1,038
Cash Flows from Investing Activities:
Capital Expenditures	(923)	(1,168)	(1,127)
Asset Dispositions (Note 4)	18	25	16
Decrease in Restricted Cash	5	14	11
Short Term Securities Acquired	(72)	(105)	(57)
Short Term Securities Redeemed	95	89	28
Other Transactions (Note 11)	26	9	6
Total Cash Flows from Investing Activities	(851)	(1,136)	(1,123)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	46	31	77
Short Term Debt and Overdrafts Paid	(24)	(120)	(156)
Long Term Debt Incurred	1,842	1,913	3,531
Long Term Debt Paid	(1,555)	(681)	(3,717)
Common Stock Issued (Note 17)	39	26	3
Common Stock Repurchased (Note 19)	(234)	(4)	—
Common Stock Dividends Paid (Note 19)	(60)	(12)	—
Preferred Stock Dividends Paid (Note 19)	(15)	(29)	(29)
Transactions with Minority Interests in Subsidiaries	(49)	(26)	(71)
Debt Related Costs and Other Transactions	(1)	(16)	(64)
Total Cash Flows from Financing Activities	(11)	1,082	(426)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(313)	(169)	20
Net Change in Cash and Cash Equivalents	(835)	715	(491)
Cash and Cash Equivalents at Beginning of the Year	2,996	2,281	2,772
Cash and Cash Equivalents at End of the Year	$2,161	$2,996	$2,281
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
In April 2014, the FASB issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update allows only those disposals representing a strategic shift in operations with a major effect on the entity's operations and financial results to be reported as a discontinued operation. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The standards update is effective for fiscal years beginning after December 15, 2014. We will adopt this standards update, as required, beginning with the first quarter of 2015. The adoption of this standards update affects presentation only and is not expected to have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standards
Effective November 2014, we adopted an accounting standards update providing guidance for determining whether and at what threshold an acquired entity can reflect the acquirer's accounting and reporting basis (pushdown accounting) in its separate financial statements.  The standards update provides guidance for an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The adoption of this standards update did not impact our consolidated financial statements.
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
Principles of Consolidation
The consolidated financial statements include the accounts of all legal entities in which we hold a controlling financial interest. A controlling financial interest generally arises from our ownership of a majority of the voting shares of our subsidiaries. We would also hold a controlling financial interest in variable interest entities if we are considered to be the primary beneficiary. Investments in companies in which we do not own a majority interest and we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Investments in other companies are carried at cost. All intercompany balances and transactions have been eliminated in consolidation.
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
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $399 million, $390 million, and $370 million in 2014, 2013, and 2012, respectively.
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
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $430 million, $408 million, and $435 million in 2014, 2013, and 2012, respectively.
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
Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade-rated counterparties. At December 31, 2014, our cash investments with any single counterparty did not exceed $420 million.
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
Customer prepayments for products and government grants received that are related to operations are reported as operating activities. Government grants received that are solely related to capital expenditures are reported as investing activities. The Consolidated Statement of Cash Flows is presented net of capital leases of $12 million, $19 million and $41 million, for the years ended December 31, 2014, 2013 and 2012, respectively, which originated in those years, and net of capitalized costs related to the Global and North America Headquarters facility and parking deck of $18 million and $126 million, for the years ended December 31, 2013 and 2012, respectively. Investing activities included an $11 million decrease in accrued capital expenditures in 2014 compared to 2013.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2014, approximately $611 million of net assets were subject to such regulations or limitations.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are solely related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $730 million, $719 million and $684 million in 2014, 2013 and 2012, respectively. Refer to Notes 3 and 12.
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
Stock-Based Compensation
We measure compensation cost arising from the grant of stock-based awards to employees at fair value and recognize such cost in income over the period during which the service is provided, usually the vesting period. We recognize compensation expense using the straight-line approach.
Stock-based awards to employees include grants of performance share units, restricted stock units and stock options. We measure the fair value of grants of performance share units and restricted stock units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants.
We estimate the fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

•	Expected term represents the period of time that options granted are expected to be outstanding based on our historical experience of option exercises;

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
Refer to Note 17.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share of Common Stock
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options, mandatory convertible preferred stock and related dividends. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note 6.
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
The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-related Costs	Other Costs	Total
Balance at December 31, 2011	$166	$18	$184
2012 charges	142	36	178
Incurred, Net of Foreign Currency Translation of $3 million and $0 million, respectively	(77)	(30)	(107)
Reversed to the Statement of Operations	(2)	(1)	(3)
Balance at December 31, 2012	$229	$23	$252
2013 charges	58	17	75
Incurred, Net of Foreign Currency Translation of $7 million and $0 million, respectively	(42)	(31)	(73)
Reversed to the Statement of Operations	(13)	(4)	(17)
Balance at December 31, 2013	$232	$5	$237
2014 charges (1)	76	52	128
Incurred, Net of Foreign Currency Translation of $(18) million and $0 million, respectively (2)	(186)	(49)	(235)
Reversed to the Statement of Operations	(5)	(6)	(11)
Balance at December 31, 2014	$117	$2	$119
(1)    Charges in 2014 of $128 million excludes $22 million of pension curtailment gains recorded in Rationalizations in the Statement of Operations.
(2)    Incurred in 2014 of $235 million excludes $20 million of rationalization payments for labor claims relating to a previously closed facility in Greece. Refer to Note 4.
Significant rationalization actions initiated in 2014 consisted primarily of manufacturing headcount reductions related to Europe, Middle East and Africa's ("EMEA") plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce SAG.
The accrual balance of $119 million at December 31, 2014 is expected to be substantially utilized within the next 12 months and includes $84 million related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France.
The net rationalization charges included in Income before Income Taxes are as follows:

(In millions)	2014	2013	2012
Current Year Plans
Associate Severance and Other Related Costs	$22	$42	$125
Other Exit and Non-Cancelable Lease Costs	1	3	16
Current Year Plans - Net Charges	$23	$45	$141

Prior Year Plans
Associate Severance and Other Related Costs	$49	$3	$15
Pension Curtailment Gain	(22)	—	—
Other Exit and Non-Cancelable Lease Costs	45	10	19
Prior Year Plans - Net Charges	72	13	34
Total Net Charges	$95	$58	$175

Asset Write-off and Accelerated Depreciation Charges	$7	$23	$20

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Substantially all of the new charges for the year ended December 31, 2014 related to future cash outflows. Net prior year plan charges for the year ended December 31, 2014 of $72 million include charges of $74 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France.
Approximately 300 associates will be released under plans initiated in 2014, of which approximately 200 associates have been released as of December 31, 2014. In 2014, approximately 1,500 associates were released under plans initiated in prior years, primarily related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France. In total, approximately 200 associates remain to be released under rationalization plans. At December 31, 2014, approximately 720 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us.  Refer to Note 18.
Asset write-off and accelerated depreciation charges of $7 million in 2014 related to property and equipment in one of our manufacturing facilities in the U.K and property and equipment in one of our manufacturing facilities in Amiens, France. Accelerated depreciation charges for all periods were recorded in CGS.
Rationalization activities initiated in 2013 consisted primarily of manufacturing headcount reductions related to EMEA's plans to improve efficiency and reduce manufacturing capacity in certain Western European countries. In addition, Asia Pacific also initiated plans primarily relating to SAG headcount reductions and the closure of retail facilities in Australia and New Zealand. Other rationalization actions in 2013 related to plans to reduce manufacturing and SAG expenses through headcount reductions in all of our strategic business units.
Asset write-off and accelerated depreciation charges of $23 million in 2013 related to property and equipment in one of our manufacturing facilities in Amiens, France.
Rationalization activities initiated in 2012 consisted primarily of charges of $74 million related to EMEA's plan to exit the farm tire business and the closure of one of our manufacturing facilities in Amiens, France. In addition, Asia Pacific initiated plans relating to the closure of several retail facilities in Australia and New Zealand. Other rationalization actions in 2012 related to plans to reduce manufacturing and SAG expenses through headcount reductions in all of our strategic business units.
Asset write-off and accelerated depreciation charges of $20 million in 2012 related to property and equipment in our Dalian, China manufacturing facility, which ceased production in the third quarter of 2012.

Note 3. Interest Expense
Interest expense includes interest and amortization of debt discounts, less amounts capitalized, as follows:

(In millions)	2014	2013	2012
Interest expense before capitalization	$452	$431	$379
Capitalized interest	(24)	(39)	(22)
	$428	$392	$357
Cash payments for interest, net of amounts capitalized were $419 million, $353 million and $348 million in 2014, 2013 and 2012, respectively. In 2014, interest expense was favorably impacted by $6 million related to interest recovered on the settlement of certain indirect tax claims in Latin America. In 2012, we recorded an out of period adjustment of $13 million of additional interest expense to correct capitalized interest recorded in prior periods.

Note 4. Other Expense

(In millions) Expense(Income)	2014	2013	2012
Net foreign currency exchange losses	$239	$118	$26
Financing fees and financial instruments	77	64	162
Royalty income	(35)	(51)	(38)
Interest income	(28)	(41)	(17)
General and product liability — discontinued products	25	15	8
Net (gains) losses on asset sales	(3)	(8)	(25)
Miscellaneous	27	—	23
	$302	$97	$139
Net foreign currency exchange losses in 2014 were $239 million, compared to losses of $118 million and $26 million in 2013 and 2012, respectively. Net foreign currency exchange losses in 2014 and 2013 included net charges of $200 million and $115 million,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respectively, resulting from changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange in all periods reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. In the first quarter of 2013, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela. We also recorded a one-time subsidy receivable of $13 million related to certain U.S. dollar-denominated payables that were expected to be settled at the then-official subsidy exchange rate of 4.3 bolivares fuertes to the U.S. dollar applicable to certain import purchases prior to the devaluation date.
Effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD I”) rate, which was 11.4 and 12.0 bolivares fuertes to the U.S. dollar at January 24, 2014 and December 31, 2014, respectively. The official exchange rate for imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar; however, the previously existing subsidy exchange rate of 4.3 bolivares fuertes to the U.S. dollar was eliminated and, accordingly, we derecognized $11 million of previously recognized subsidy receivables as part of the $157 million first quarter 2014 remeasurement loss. In the third quarter of 2014, we recorded a net remeasurement loss of $5 million in Venezuela resulting from the derecognition of a portion of the subsidy receivable established on January 24, 2014, as discussed below, and a reduction of $7 million of foreign currency exchange losses previously recorded as part of the $157 million first quarter 2014 remeasurement loss. As described in Note 5, Income Taxes, in the third quarter of 2014, we established valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, and accordingly, reduced $7 million of previously recorded foreign currency exchange losses related to deferred tax assets of our Venezuelan subsidiary.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. We expect that future remittances of dividends by our Venezuelan subsidiary would be transacted at the SICAD I rate and, therefore, in 2014 we have recorded a net remeasurement loss of $155 million, using the SICAD I rate. All bolivar-denominated monetary assets and liabilities were remeasured at 12.0 and 6.3 bolivares fuertes to the U.S. dollar at December 31, 2014 and 2013, respectively.
We also recorded a subsidy receivable at January 24, 2014 of $50 million related to certain U.S. dollar-denominated payables that were expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar for essential goods, based on ongoing approvals for importation of such goods. Effective September 9, 2014, the official exchange rate for settling purchases of certain finished goods changed from 6.3 bolivares fuertes to the U.S. dollar to the SICAD I rate and, accordingly, in the third quarter of 2014, we derecognized $5 million of the subsidy receivable. In the fourth quarter of 2014, we entered into an agreement with the Venezuelan government to settle $85 million of U.S. dollar-denominated payables at the SICAD I rate that we previously had expected to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar and, accordingly, derecognized the remaining subsidy receivable of $45 million. As of December 31, 2014, we have received payments of $7 million under this agreement. Going forward, subsidies expected to be received from the government related to certain U.S. dollar-denominated payables expected to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar will only be recognized in CGS upon receipt.
Financing fees and financial instruments expense was $77 million in 2014, compared to $64 million in 2013 and $162 million in 2012. Financing fees and financial instruments expense consists of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions. Financing fees in 2012 included $86 million related to the redemption of $650 million in aggregate principal amount of our outstanding 10.5% senior notes due 2016 and $24 million of charges related to the amendment and restatement of our U.S. second lien term loan facility.
Royalty income in 2014 was $35 million, compared to income of $51 million and $38 million in 2013 and 2012, respectively. Royalty income in 2013 included a one-time royalty of $11 million related to our chemical operations. Royalty income is derived primarily from licensing arrangements related to divested businesses.
Interest income consists primarily of amounts earned on cash deposits. Interest income in 2014 also included $10 million earned on the settlement of indirect tax claims and in 2013 also included $11 million earned on favorable tax judgments, both in Latin America.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. The increase in charges in 2014 was due to unfavorable changes in assumptions related to claim trends and probable insurance recoveries for asbestos claims.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net gains on asset sales in 2012 included gains of $9 million in North America, primarily from the sale of property, gains of $9 million in EMEA, primarily from the sale of a minority interest in a retail business, and gains of $4 million in Latin America, primarily from the sale of certain assets related to our bias truck tire business.
Miscellaneous expense in 2014, 2013 and 2012 includes $22 million, $6 million and $25 million, respectively, of charges for labor claims relating to a previously closed facility in Greece. Miscellaneous expense in 2014 also includes a charge of $16 million related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa.
Note 5. Income Taxes
The components of Income before Income Taxes follow:

(In millions)	2014	2013	2012
U.S.	$400	$396	$146
Foreign	287	417	294
	$687	$813	$440
A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax (Benefit) Expense follows:

(In millions)	2014	2013	2012
U.S. Federal income tax expense (benefit) at the statutory rate of 35%	$240	$284	$154
Release of U.S. valuation allowance	(2,318)	—	—
Provision for undistributed foreign earnings	131	—	—
Net establishment (release) of foreign valuation allowances	51	(8)	4
Deferred tax impact of enacted tax rate and law changes	33	(13)	2
Net foreign losses with no tax benefit due to valuation allowances	49	42	83
Adjustment for foreign income taxed at different rates	(37)	(2)	(6)
State income taxes, net of U.S. Federal benefit	12	—	—
Net (resolution) establishment of uncertain tax positions	3	10	10
U.S. (income) with no tax due to valuation allowance	—	(136)	(49)
Poland special enterprise zone tax credit	—	(42)	—
Other	2	3	5
United States and Foreign Tax (Benefit) Expense	$(1,834)	$138	$203
The components of United States and Foreign Tax (Benefit) Expense by taxing jurisdiction, follow:

(In millions)	2014	2013	2012
Current:
Federal	$—	$(6)	$—
Foreign	135	176	184
State	1	2	3
	136	172	187
Deferred:
Federal	(2,103)	2	2
Foreign	84	(36)	13
State	49	—	1
	(1,970)	(34)	16
United States and Foreign Tax (Benefit) Expense	$(1,834)	$138	$203
At December 31, 2014, our U.S. operations were in a position of cumulative profits for the most recent three-year period. We concluded that as a consequence of our three-year cumulative profits, achieving full year profitability in 2013 and 2014, our successful completion of labor negotiations with the United Steelworkers in 2013, our full funding of our U.S. pension plans during 2013 and 2014, and our business plan for 2015 and beyond showing continued profitability, that it is more likely than not that a

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

significant portion of our U.S. deferred tax assets will be realized. In 2014, income tax benefit of $1,834 million was favorably impacted by net discrete tax adjustments of $1,980 million, due primarily to a net tax benefit of $2,179 million from the December 31, 2014 release of substantially all of the valuation allowance on our net U.S. deferred tax assets and a charge of $131 million to establish a provision for potential U.S. Federal taxation of certain undistributed earnings of certain foreign subsidiaries. The 2014 income tax benefit also included charges of $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, a charge of $9 million to establish a valuation allowance on the net deferred tax assets of a Luxembourg subsidiary and a charge of $11 million due to a recently enacted law change in Chile.
In 2013, income tax expense included net tax benefits of $43 million unrelated to current year income, due primarily to a $33 million benefit from a Poland special enterprise zone tax credit and a $13 million benefit related to enacted law changes.
In 2012, income tax expense included net tax charges of $19 million unrelated to current year income, primarily consisting of $10 million of increased tax reserves for prior years. The additional $9 million relates to various other discrete items.
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2014	2013
Tax loss carryforwards and credits	$1,550	$1,275
Capitalized research and development expenditures	622	606
Accrued expenses deductible as paid	583	603
Postretirement benefits and pensions	388	755
Alternative minimum tax credit carryforwards(1)	85	91
Rationalizations and other provisions	49	69
Vacation and sick pay	36	38
Other	100	80
	3,413	3,517
Valuation allowance	(632)	(2,968)
Total deferred tax assets	2,781	549
Property basis differences	(448)	(430)
Tax on undistributed earnings of subsidiaries	(170)	(51)
Total net deferred tax assets	$2,163	$68
_______________________________________

(1)	Primarily unlimited carryforward period.

At December 31, 2014, we had $508 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $27 million of special enterprise zone tax credits subject to expiration in 2017. A valuation allowance totaling $618 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $935 million of Federal and $107 million of state tax assets for net operating loss and tax credit carryforwards. The Federal carryforwards consist of $380 million of Federal tax assets for net operating losses that expire from 2029 to 2034, $499 million of foreign tax credits that are subject to expiration from 2016 to 2024 and $56 million of tax assets related to research and development credits that are subject to expiration from 2027 to 2034. The amount of deferred tax assets reflected in the table above has been reduced by $51 million related to unrealized stock option deductions. The state carryforwards are subject to expiration from 2015 to 2034. A valuation allowance of $14 million has been recorded against Federal and state deferred tax assets where recovery is uncertain.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net foreign deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist during 2015. This may result in a reduction of the valuation allowance by up to $80 million.
At December 31, 2014, we had unrecognized tax benefits of $81 million that if recognized, would have a favorable impact on our tax expense of $65 million. We had accrued interest of $15 million as of December 31, 2014, which included a current year charge of $2 million. If not favorably settled, $26 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. It is reasonably possible that $15 million of our unrecognized tax benefits and $5 million of our accrued interest will be paid or favorably settled during 2015. We do not expect those changes will have a significant impact on our financial position or results of operations.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of Unrecognized Tax Benefits
(In millions)	2014	2013	2012
Balance at January 1	$88	$82	$90
Increases related to prior year tax positions	15	27	12
Decreases related to prior year tax positions	(12)	(6)	(7)
Settlements	(6)	(9)	(6)
Foreign currency impact	(4)	(6)	(4)
Increases related to current year tax positions	—	1	—
Lapse of statute of limitations	—	(1)	(3)
Balance at December 31	$81	$88	$82
Generally, years from 2009 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2006 onward and in the United States for 2014.
As of December 31, 2014, we changed our assertion regarding the potential U.S. Federal taxation of certain undistributed earnings of certain foreign subsidiaries that previously we did not intend to subject to U.S. taxation and, accordingly, recorded a provision of $131 million. This change is to account for potential strategies which may be implemented to utilize certain U.S. tax attributes.
We also have undistributed earnings of foreign subsidiaries of approximately $2.6 billion, including a portion of which has already been subject to U.S. Federal income taxation. No provision for Federal income or foreign withholding tax on any of these undistributed earnings is required because such earnings have been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability net of applicable foreign tax credits, if any, associated with these undistributed earnings is not practicable.
Net cash payments for income taxes were $127 million, $186 million and $204 million in 2014, 2013 and 2012, respectively.

Note 6.  Earnings Per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2014	2013	2012
Earnings per share — basic:
Goodyear net income	$2,452	$629	$212
Less: Preferred stock dividends	7	29	29
Goodyear net income available to common shareholders	$2,445	$600	$183
Weighted average shares outstanding	268	246	245
Earnings per common share — basic	$9.13	$2.44	$0.75

Earnings per share — diluted:
Goodyear net income	$2,452	$629	$212
Less: Preferred stock dividends	—	—	29
Goodyear net income available to common shareholders	$2,452	$629	$183
Weighted average shares outstanding	268	246	245
Dilutive effect of mandatory convertible preferred stock	7	28	—
Dilutive effect of stock options and other dilutive securities	4	3	2
Weighted average shares outstanding — diluted	279	277	247
Earnings per common share — diluted	$8.78	$2.28	$0.74
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
Weighted average shares outstanding — diluted for 2014, 2013 and 2012 excludes approximately 2 million, 3 million and 11 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options).

Note 7. Business Segments
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. We operate our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa; Latin America; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the four regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads, automotive and commercial truck repair services and merchandise purchased for resale. Each segment also exports tires to other segments.
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
Europe, Middle East and Africa manufactures and sells tires for automobiles, trucks, motorcycles and construction equipment throughout Europe, the Middle East and Africa. EMEA also sells new and retreaded aviation tires, retreading and related services for commercial truck and construction and mining equipment, and automotive maintenance and repair services.
Latin America manufactures and sells tires for automobiles, truck and construction equipment throughout Central and South America and in Mexico. Latin America also provides related products and services including retreaded tires and tread rubber for truck tires.
Asia Pacific manufactures and sells tires for automobiles, trucks, farm, construction and mining equipment, and the aviation industry throughout the Asia Pacific region. Asia Pacific also provides related products and services including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

(In millions)	2014	2013	2012
Sales
North America	$8,085	$8,684	$9,666
Europe, Middle East and Africa	6,180	6,567	6,884
Latin America	1,796	2,063	2,085
Asia Pacific	2,077	2,226	2,357
Net Sales	$18,138	$19,540	$20,992
Segment Operating Income
North America	$803	$691	$514
Europe, Middle East and Africa	438	298	252
Latin America	170	283	223
Asia Pacific	301	308	259
Total Segment Operating Income	1,712	1,580	1,248
Less:
Rationalizations	95	58	175
Interest expense	428	392	357
Other expense	302	97	139
Asset write-offs and accelerated depreciation	7	23	20
Corporate incentive compensation plans	97	108	69
Corporate pension curtailments/settlements	33	—	1
Intercompany profit elimination	(4)	(4)	(1)
Retained expenses of divested operations	16	24	14
Other (1)	51	69	34
Income before Income Taxes	$687	$813	$440
_____________________________

(1)
For the years ended December 31, 2014, 2013, and 2012, Other includes the elimination of $24 million, $39 million, and $26 million, respectively, of royalty income attributable to the strategic business units. In 2012, we negotiated a waiver of certain performance obligations under an offtake agreement for tires and recognized a $24 million reduction in CGS. The benefit was recognized in Corporate, which is excluded from segment operating income, and included in Other above.

Substantially all of the pension curtailment charges of $33 million for the year ended December 31, 2014 noted above related to our North America SBU; however, such costs were not included in North America segment operating income for purposes of management's assessment of SBU operating performance.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents segment assets at December 31:

(In millions)	2014	2013	2012
Assets
North America	$4,929	$4,979	$5,170
Europe, Middle East and Africa	4,996	5,559	5,415
Latin America	2,104	2,402	2,367
Asia Pacific	2,603	2,624	2,601
Total Segment Assets	14,632	15,564	15,553
Corporate (1)	3,477	1,963	1,420
	$18,109	$17,527	$16,973
__________________

(1)
Corporate includes substantially all of our U.S. net deferred tax assets.   Corporate assets have increased by $2,084 million due primarily to the release of substantially all of the valuation allowance on our net U.S. deferred tax assets.

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

(In millions)	2014	2013	2012
Net Sales
United States	$7,558	$7,820	$8,416
Germany	2,288	2,372	2,541
Other international	8,292	9,348	10,035
	$18,138	$19,540	$20,992
Long-Lived Assets
United States	$2,464	$2,389	$2,424
China	809	821	796
Germany	833	891	788
Other international	3,047	3,219	2,948
	$7,153	$7,320	$6,956

At December 31, 2014, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$517 million or 24% in Europe, Middle East and Africa, primarily Belgium ($696 million or 23% at December 31, 2013),

•	$462 million or 21% in Asia, primarily China, India and Australia ($334 million or 11%), and

•	$409 million or 19% in Latin America, primarily Venezuela and Brazil ($603 million or 20%).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales, as described in Note 4, Other Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2014	2013	2012
Rationalizations
North America	$(6)	$12	$43
Europe, Middle East and Africa	89	26	100
Latin America	3	4	6
Asia Pacific	9	16	26
Total Segment Rationalizations	$95	$58	$175

(In millions)	2014	2013	2012
Net (Gains) Losses on Asset Sales
North America	$(8)	$(4)	$(9)
Europe, Middle East and Africa	7	(1)	(9)
Latin America	—	(1)	(4)
Asia Pacific	—	(2)	(1)
Total Segment Asset Sales	(1)	(8)	(23)
Corporate	(2)	—	(2)
	$(3)	$(8)	$(25)

(In millions)	2014	2013	2012
Asset Write-offs and Accelerated Depreciation
North America	$—	$—	$1
Europe, Middle East and Africa	7	23	—
Asia Pacific	—	—	19
Total Segment Asset Write-offs and Accelerated Depreciation	$7	$23	$20

The following tables present segment capital expenditures, depreciation and amortization:

(In millions)	2014	2013	2012
Capital Expenditures
North America	$282	$262	$212
Europe, Middle East and Africa	266	332	344
Latin America	152	243	250
Asia Pacific	154	257	286
Total Segment Capital Expenditures	854	1,094	1,092
Corporate	69	74	35
	$923	$1,168	$1,127

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2014	2013	2012
Depreciation and Amortization
North America	$274	$275	$275
Europe, Middle East and Africa	220	228	215
Latin America	102	84	72
Asia Pacific	105	93	89
Total Segment Depreciation and Amortization	701	680	651
Corporate	31	42	36
	$732	$722	$687

The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2014	2013	2012
Equity in (Income)
North America	$(5)	$(8)	$(6)
Asia Pacific	(23)	(23)	(28)
Total Segment Equity in (Income)	$(28)	$(31)	$(34)

Note 8. Accounts Receivable

(In millions)	2014	2013
Accounts receivable	$2,215	$2,534
Allowance for doubtful accounts	(89)	(99)
	$2,126	$2,435

Note 9. Inventories

(In millions)	2014	2013
Raw materials	$535	$592
Work in process	149	164
Finished goods	1,987	2,060
	$2,671	$2,816

Note 10. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2014:

(In millions)	Balance at December 31, 2013	Divestitures	Translation	Balance at December 31, 2014
North America	$93	$—	$—	$93
Europe, Middle East and Africa	511	—	(63)	448
Asia Pacific	64	—	(4)	60
	$668	$—	$(67)	$601

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2013:

(In millions)	Balance at December 31, 2012	Divestitures	Translation	Balance at December 31, 2013
North America	$93	$—	$—	$93
Europe, Middle East and Africa	497	(1)	15	511
Asia Pacific	74	—	(10)	64
	$664	$(1)	$5	$668

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information about intangible assets:

	2014			2013
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$127	$(6)	$121	$128	$(6)	$122
Trademarks and patents	15	(10)	5	17	(10)	7
Other intangible assets	21	(9)	12	22	(13)	9
	$163	$(25)	$138	$167	$(29)	$138
_______________________________________

(1)	Includes impact of foreign currency translation.
Intangible assets primarily comprise the right to use certain brand names and trademarks on a non-competitive basis related to our global alliance with Sumitomo Rubber Industries, Ltd.
Amortization expense for intangible assets totaled $2 million, $3 million and $3 million in 2014, 2013 and 2012, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $1 million in 2015 through 2019, and the weighted average remaining amortization period is approximately 30 years.
Our annual impairment analyses for 2014, 2013 and 2012 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment test should be re-performed for goodwill or for intangible assets with indefinite lives for any segment at December 31, 2014.

Note 11. Other Assets and Investments
We owned 3,421,306 shares of Sumitomo Rubber Industries, Ltd. (“SRI”) at December 31, 2014 and 2013 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $51 million and $49 million at December 31, 2014 and 2013, and was included in Other Assets. We have classified the Sumitomo Investment as available-for-sale. At December 31, 2014, AOCL included gross unrealized holding gains on the Sumitomo Investment of $35 million ($36 million after-tax), compared to $33 million ($34 million after-tax) at 2013.
Dividends received from our consolidated subsidiaries were $273 million, $88 million and $129 million in 2014, 2013 and 2012, respectively. Dividends received from our affiliates accounted for using the equity method were $24 million, $21 million and $11 million in 2014, 2013 and 2012, respectively.

Note 12. Property, Plant and Equipment

	2014			2013
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$413	$—	$413	$433	$1	$434
Buildings	2,375	36	2,411	2,336	23	2,359
Machinery and equipment	12,322	70	12,392	12,445	72	12,517
Construction in progress	733	—	733	978	—	978
	15,843	106	15,949	16,192	96	16,288
Accumulated depreciation	(9,002)	(27)	(9,029)	(9,137)	(21)	(9,158)
	6,841	79	6,920	7,055	75	7,130
Spare parts	233	—	233	190	—	190
	$7,074	$79	$7,153	$7,245	$75	$7,320

The range of useful lives of property used in arriving at the annual amount of depreciation are as follows: buildings and improvements, 5 to 45 years; machinery and equipment, 3 to 40 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13. Leased Assets
Net rental expense comprised the following:

(In millions)	2014	2013	2012
Gross rental expense	$387	$400	$417
Sublease rental income	(40)	(43)	(53)
	$347	$357	$364

We enter into leases primarily for our wholesale distribution facilities, administrative offices, retail stores, vehicles, and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our retail distribution network is sublet to independent dealers.
While substantially all subleases and some operating leases are cancelable for periods beyond 2015, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.
The following table presents minimum future lease payments:

						2020 and
(In millions)	2015	2016	2017	2018	2019	Beyond	Total
Capital Leases
Minimum lease payments	$14	$12	$10	$8	$5	$48	$97
Imputed interest	(4)	(4)	(3)	(3)	(3)	(21)	(38)
Present value	$10	$8	$7	$5	$2	$27	$59
Operating Leases
Minimum lease payments	$307	$233	$178	$128	$98	$322	$1,266
Minimum sublease rentals	(32)	(24)	(14)	(7)	(3)	(9)	(89)
	$275	$209	$164	$121	$95	$313	$1,177
Imputed interest							(227)
Present value							$950
Note 14. Financing Arrangements and Derivative Financial Instruments
At December 31, 2014, we had total credit arrangements of $9,029 million, of which $2,317 million were unused. At that date, 35% of our debt was at variable interest rates averaging 5.72%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2014, we had short term committed and uncommitted credit arrangements totaling $447 million, of which $417 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2014	2013
Notes payable and overdrafts:	$30	$14
Weighted average interest rate	10.63%	3.40%
Long term debt and capital leases due within one year:
Other domestic and foreign debt (including capital leases)	$148	$73
Weighted average interest rate	7.75%	6.91%
Total obligations due within one year	$178	$87

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2014, we had long term credit arrangements totaling $8,582 million, of which $1,900 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	December 31, 2014		December 31, 2013
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$303		$344
8.25% due 2020	996		995
8.75% due 2020	269		267
6.5% due 2021	900		900
7% due 2022	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	1,196	4.75%	1,195	4.75%
€400 million revolving credit facility due 2016	—	—	—	—
Pan-European accounts receivable facility	343	1.54%	207	3.19%
Chinese credit facilities	535	5.65%	537	5.86%
Other foreign and domestic debt(1)	913	8.70%	878	8.97%
	6,305		6,173
Capital lease obligations	59		62
	6,364		6,235
Less portion due within one year	(148)		(73)
	$6,216		$6,162
________________________________

(1)
Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and North America Headquarters.

NOTES
€250 million 6.75% Senior Notes due 2019 of Goodyear Dunlop Tires Europe B.V. (“GDTE”)
At December 31, 2014, €250 million aggregate principal amount of GDTE's 6.75% senior notes due 2019 were outstanding. These notes were sold at 100% of the principal amount and will mature on April 15, 2019. These notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$1.0 billion 8.25% Senior Notes due 2020
At December 31, 2014, $1.0 billion aggregate principal amount of 8.25% senior notes due 2020 were outstanding. These notes had an effective yield of 8.349% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
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
$282 million 8.75% Senior Notes due 2020
At December 31, 2014, $282 million aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes had an effective yield of 9.20% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
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
$900 million 6.5% Senior Notes due 2021
At December 31, 2014, $900 million aggregate principal amount of 6.5% senior notes due 2021 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 1, 2021. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
$700 million 7% Senior Notes due 2022
At December 31, 2014, $700 million aggregate principal amount of 7% senior notes due 2022 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 15, 2022. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$150 million 7% Senior Notes due 2028
At December 31, 2014, $150 million aggregate principal amount of our 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.
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
Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2014, our borrowing base, and therefore our availability, under this facility was $485 million below the facility's stated amount of $2.0 billion.
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
At December 31, 2014, we had no borrowings and $377 million of letters of credit issued under the revolving credit facility. At December 31, 2013, we had no borrowings and $375 million of letters of credit issued under the revolving credit facility.
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
At December 31, 2014 and December 31, 2013, this facility was fully drawn. On February 3, 2015, we repaid $200 million of the borrowings due under this facility.
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
At December 31, 2014 and 2013 there were no borrowings outstanding under the German and the all-borrower tranches. There were no letters of credit issued at December 31, 2014. Letters of credit issued under the all-borrower tranche totaled $5 million (€3 million) at December 31, 2013.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
On September 25, 2014, GDTE and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility. The most significant changes to the facility were an extension of the term through 2019 and the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. Until October 17, 2014, the maximum amount of the facility was €450 million, and from October 17, 2014 to October 15, 2015, the designated maximum amount of the facility is €380 million.
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
At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). At December 31, 2013, the amounts available and utilized under this program totaled $386 million (€280 million) and $207 million (€150 million), respectively. The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $70 million (85 million Australian dollars) of funding. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. At December 31, 2013, the amounts available and utilized under this program were $76 million and $18 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2014 and 2013. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2014 and 2013, the gross amount of receivables sold was $365 million and $301 million, respectively.
Other Foreign Credit Facilities
Our Chinese subsidiary has several financing arrangements in China. At December 31, 2014, these non-revolving credit facilities were fully drawn and can only be used to finance the expansion of our manufacturing facility in China. There were $535 million and $537 million of borrowings outstanding under these facilities at December 31, 2014 and 2013, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to our Chinese subsidiary and have customary representations and warranties and defaults relating to our Chinese subsidiary’s ability to perform its obligations under the facilities. At December 31, 2014 and December 31, 2013, restricted cash related to funds obtained under these credit facilities was $4 million and $11 million, respectively.
Other Domestic Debt
In 2011, we entered into agreements for the construction of our Global and North America Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. Additionally, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we recorded a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheets as costs were incurred during the construction period. The total financing liability of approximately $150 million, including capitalized interest, has been recorded in Long Term Debt and Capital Leases at December 31, 2014.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Maturities

The annual aggregate maturities of our debt and capital leases for the five years subsequent to December 31, 2014 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2015	2016	2017	2018	2019
U.S.	$6	$6	$5	$3	$1,196
Foreign	172	448	402	185	729
	$178	$454	$407	$188	$1,925
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
Foreign Currency Contracts
We enter into foreign currency contracts in order to manage the impact of changes in foreign exchange rates on our consolidated results of operations and future foreign currency-denominated cash flows. These contracts may be used to reduce exposure to currency movements affecting existing foreign currency-denominated assets, liabilities, firm commitments and forecasted transactions resulting primarily from trade purchases and sales, equipment acquisitions, intercompany loans and royalty agreements. Contracts hedging short term trade receivables and payables normally have no hedging designation.
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	December 31,	December 31,
(In millions)	2014	2013
Fair Values — asset (liability):
Accounts receivable	$20	$3
Other current liabilities	(4)	(17)

At December 31, 2014 and 2013, these outstanding foreign currency derivatives had notional amounts of $878 million and $1,231 million, respectively, and were primarily related to intercompany loans. Other Expense included net transaction gains of $54 million and net transaction losses of $38 million in 2014 and 2013, respectively, on foreign currency derivatives. These amounts were substantially offset in Other Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2014	2013
Fair Values — asset (liability):
Accounts receivable	$10	$3
Other current liabilities	—	(3)

At December 31, 2014 and 2013, these outstanding foreign currency derivatives had notional amounts of $157 million and $171 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Year Ended
	December 31,
(In millions) (Income) Expense	2014	2013
Amounts deferred to AOCL	$(17)	$(2)
Amount of deferred loss (gain) reclassified from AOCL into CGS	—	2
Amounts excluded from effectiveness testing	1	—

The estimated net amount of the deferred gains at December 31, 2014 that is expected to be reclassified to earnings within the next twelve months is $12 million.
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

Note 15. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31, 2014 and December 31, 2013:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Assets:
Investments	$56	$53	$56	$53	$—	$—	$—	$—
Foreign Exchange Contracts	30	6	—	—	30	6	—	—
Total Assets at Fair Value	$86	$59	$56	$53	$30	$6	$—	$—

Liabilities:
Foreign Exchange Contracts	$4	$20	$—	$—	$4	$20	$—	$—
Total Liabilities at Fair Value	$4	$20	$—	$—	$4	$20	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

	December 31,	December 31,
(In millions)	2014	2013
Fixed Rate Debt:
Carrying amount — liability	$4,132	$4,090
Fair value — liability	4,225	4,414

Variable Rate Debt:
Carrying amount — liability	$2,173	$2,083
Fair value — liability	2,170	2,095

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16. Pension, Other Postretirement Benefits and Savings Plans
We provide employees with defined benefit pension or defined contribution savings plans. Our hourly U.S. pension plans are frozen and provide benefits based on length of service. The principal salaried U.S. pension plans are frozen and provide benefits based on final five-year average earnings formulas. Salaried employees who made voluntary contributions to these plans receive higher benefits.
During the first quarter of 2014, we made contributions of $1,167 million, including discretionary contributions of $907 million, to fully fund our hourly U.S. pension plans. As a result, and in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans were frozen to future accruals effective April 30, 2014. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. As a result of the accrual freezes to pension plans related to our North America SBU, we recognized curtailment charges of $33 million in the first quarter of 2014.
In the first quarter of 2014, our largest U.K. pension plans were merged and lump sum payments were made to settle certain obligations of those plans prior to the merger, which resulted in a settlement charge of $5 million. As a result of these transactions we were required to remeasure the benefit obligations and assets of these plans at January 31, 2014.
In the first quarter of 2014, we also ceased production at one of our manufacturing facilities in Amiens, France and recorded curtailment gains of $22 million during 2014, which is included in rationalization charges, related to the termination of employees at that facility who were participants in France's retirement indemnity plan.
During the first quarter of 2013, we made $34 million of required contributions and $834 million of discretionary contributions to fully fund our salaried U.S. pension plans. Following these contributions, the Company changed its target asset allocation for these plans to a portfolio of substantially all fixed income securities designed to offset the future impact of discount rate movements on the plans' funded status. As a result of the asset allocation change, we were required to remeasure the benefit obligations and assets of the affected plans at February 28, 2013.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Benefits cost:
Service cost	$15	$45	$39	$34	$39	$31	$4	$6	$6
Interest cost	256	243	261	131	131	143	19	19	24
Expected return on plan assets	(311)	(335)	(299)	(118)	(111)	(117)	(1)	(1)	(1)
Amortization of prior service cost (credit)	1	17	23	1	1	2	(45)	(45)	(40)
Amortization of net losses	114	205	179	35	50	45	8	12	11
Net periodic cost	75	175	203	83	110	104	(15)	(9)	—
Curtailments/settlements	32	—	1	(13)	4	11	—	—	—
Termination benefits	—	—	—	—	—	1	—	—	—
Total benefits cost	$107	$175	$204	$70	$114	$116	$(15)	$(9)	$—
Recognized in other comprehensive (income) loss before tax and minority:
Prior service (credit) cost from plan amendments	$(1)	$(30)	$—	$1	$(1)	$6	$—	$—	$(82)
Increase (decrease) in net actuarial losses	292	(374)	665	(78)	(128)	372	3	(51)	(4)
Amortization of prior service (cost) credit in net periodic cost	(1)	(17)	(23)	(1)	(1)	(2)	45	47	40
Amortization of net losses in net periodic cost	(114)	(205)	(179)	(36)	(53)	(43)	(8)	(13)	(11)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(32)	—	(1)	(16)	(3)	(11)	—	—	—
Total recognized in other comprehensive loss (income) before tax and minority	144	(626)	462	(130)	(186)	322	40	(17)	(57)
Total recognized in total benefits cost and other comprehensive loss (income) before tax and minority	$251	$(451)	$666	$(60)	$(72)	$438	$25	$(26)	$(57)

Total benefits (credit) cost for our other postretirement benefits was $(24) million, $(24) million and $(17) million for our U.S. plans in 2014, 2013 and 2012, respectively, and $9 million, $15 million and $17 million for our non-U.S. plans in 2014, 2013 and 2012, respectively.
We use the fair value of our pension assets in the calculation of pension expense for substantially all of our pension plans.
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2015 is $110 million for our U.S. plans and $37 million for our non-U.S. plans.
The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2015 are a benefit of $45 million and expense of $8 million, respectively.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The change in benefit obligation and plan assets for 2014 and 2013 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2014 and 2013 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Beginning balance	$(5,981)	$(6,756)	$(3,129)	$(3,220)	$(388)	(474)
Newly adopted plans	—	—	(3)	(3)	—	—
Service cost — benefits earned	(15)	(45)	(34)	(39)	(4)	(6)
Interest cost	(256)	(243)	(131)	(131)	(19)	(19)
Plan amendments	1	30	(2)	1	—	—
Actuarial (loss) gain	(693)	605	(394)	89	—	50
Participant contributions	—	—	(2)	(2)	(16)	(16)
Curtailments/settlements	1	—	69	13	—	—
Foreign currency translation	—	—	284	18	17	21
Benefit payments	436	428	164	145	49	56
Ending balance	$(6,507)	$(5,981)	$(3,178)	$(3,129)	$(361)	$(388)
Change in plan assets:
Beginning balance	$4,800	$4,100	$2,455	$2,354	$5	$6
Actual return on plan assets	711	104	505	140	—	—
Company contributions to plan assets	1,167	1,016	118	111	2	2
Cash funding of direct participant payments	9	8	44	27	31	38
Participant contributions	—	—	2	2	16	16
Settlements	(1)	—	(39)	(13)	—	—
Foreign currency translation	—	—	(200)	(21)	—	(1)
Benefit payments	(436)	(428)	(164)	(145)	(49)	(56)
Ending balance	$6,250	$4,800	$2,721	$2,455	$5	$5
Funded status at end of year	$(257)	$(1,181)	$(457)	$(674)	$(356)	$(383)

Other postretirement benefits funded status was $(190) million and $(206) million for our U.S. plans at December 31, 2014 and 2013, respectively, and $(166) million and $(177) million for our non-U.S. plans at December 31, 2014 and 2013, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013
Noncurrent assets	$9	$51	$274	$59	$—	$—
Current liabilities	(10)	(12)	(24)	(25)	(28)	(33)
Noncurrent liabilities	(256)	(1,220)	(707)	(708)	(328)	(350)
Net amount recognized	$(257)	$(1,181)	$(457)	$(674)	$(356)	$(383)

The amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013
Prior service cost (credit)	$(4)	$31	$4	$7	$(152)	$(199)
Net actuarial loss	2,985	2,806	854	981	99	106
Gross amount recognized	2,981	2,837	858	988	(53)	(93)
Deferred income taxes	(177)	(125)	(141)	(120)	(1)	12
Minority shareholders’ equity	(62)	(57)	(109)	(153)	1	1
Net amount recognized	$2,742	$2,655	$608	$715	$(53)	$(80)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate:
— U.S.	3.89%	4.51%	3.59%	4.06%
— Non-U.S.	3.31	4.36	4.89	6.62
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	2.88	3.11	N/A	4.32

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate:
— U.S.	4.40%	3.77%	4.52%	4.06%	3.30%	3.98%
— Non-U.S.	4.36	4.12	5.07	6.62	5.64	5.91
Expected long term return on plan assets:
— U.S.	5.47	7.16	8.50	N/A	N/A	N/A
— Non-U.S.	5.12	5.01	5.56	N/A	N/A	N/A
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	3.11	3.23	3.36	4.32	4.12	3.71

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For 2014, a weighted average discount rate of 4.40% was used for the U.S. pension plans. This rate was developed from a portfolio of bonds from issuers rated AA or higher by established rating agencies as of December 31, 2013 and the applicable interim remeasurement date, with cash flows similar to the timing of our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 4.36% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, and long term inflation.
For 2014, an assumed weighted average long term rate of return of 5.47% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are primarily invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 5.12% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The U.S. pension plan mortality assumption is based on our actual historical experience. At December 31, 2014, this assumption was updated to reflect future mortality improvements based on recently published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.
The following table presents estimated future benefit payments from the plans as of December 31, 2014. Benefit payments for other postretirement benefits are presented net of retiree contributions:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.	Without Medicare Part D Subsidy	Medicare Part D Subsidy Receipts
2015	$458	$143	$31	$1
2016	447	144	28	1
2017	434	150	27	1
2018	431	157	27	1
2019	422	163	26	1
2020-2024	2,032	991	124	6

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2014	2013	2014	2013
All plans:
Accumulated benefit obligation	$6,495	$5,966	$3,040	$3,008
Plans not fully-funded:
Projected benefit obligation	$5,087	$4,101	$1,112	$2,106
Accumulated benefit obligation	5,076	4,086	994	2,004
Fair value of plan assets	4,822	2,869	384	1,375

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2014, these plans accounted for $288 million of our accumulated pension benefit obligation, $348 million of our projected pension benefit obligation, and $132 million of our AOCL adjustment. At December 31, 2013, these plans accounted for $303 million of our accumulated pension benefit obligation, $352 million of our projected pension benefit obligation, and $73 million of our AOCL adjustment.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2015.
Assumed health care cost trend rates at December 31 follow:

	2014	2013
Health care cost trend rate assumed for the next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2022	2022

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2014 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$22	$(18)
Aggregate service and interest cost	2	(2)
Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2014	2013	2014	2013
Cash and short term securities	4%	3%	1%	3%
Equity securities	6	41	15	23
Debt securities	90	55	73	59
Alternatives	—	1	11	15
Total	100%	100%	100%	100%
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
The portfolio of our U.S. pension plan assets includes holdings of global high quality and high yield fixed income securities, short term interest bearing deposits, and private equities. The target asset allocation of our U.S. pension plans is 94% in duration-matched fixed income securities and 6% in equity securities. Actual U.S. pension fund asset allocations are reviewed on a periodic basis and the pension funds are rebalanced to target ranges on an as needed basis.
Prior to the funding and change in target asset allocation of our hourly U.S. pension plans in 2014, we utilized certain derivative instruments to reduce the short-term funded status volatility of those plans. Equity volatility was managed by entering into equity collars with a zero net cost at initiation. The equity collar strategy was designed to limit downside risk and cap upside benefits, resulting in lower equity volatility for the hourly U.S. pension plans. As of December 31, 2013, equity collars were in place on approximately 75% of the hourly U.S. pension plans' equity allocation of $1.8 billion and as of that date were in a liability position of $129 million. Interest rate volatility was managed by entering into short term zero cost interest rate swaptions. As of December 31, 2013, interest rate swaptions were in place on approximately 55% of the hourly U.S. pension plans' obligation of $4.0 billion and as of that date were in a liability position of $125 million.
The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, hedge funds, currency derivatives, insurance contracts, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 15% equities, 75% fixed income, and 10% alternative investments.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2014, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$229	$218	$11	$—	$32	$27	$5	$—
Equity Securities
Common and Preferred Stock:
Non-U.S. Companies	—	—	—	—	19	19	—	—
Commingled Funds	12	—	12	—	328	19	309	—
Mutual Funds	—	—	—	—	70	7	63	—
Partnership Interests	362	—	133	229	—	—	—	—
Debt Securities
Corporate Bonds	2,678	—	2,678	—	179	17	162	—
Government Bonds	1,401	—	1,401	—	616	57	559	—
Asset Backed Securities	123	—	123	—	4	2	2	—
Commingled Funds	960	—	960	—	1,204	—	1,204	—
Mutual Funds	468	—	468	—	28	23	5	—
Alternatives
Commingled Funds	—	—	—	—	129	—	7	122
Real Estate	—	—	—	—	136	—	2	134
Other Investments	2	—	—	2	24	3	—	21
Total Investments	6,235	$218	$5,786	$231	2,769	$174	$2,318	$277
Other	15				(48)
Total Plan Assets	$6,250				$2,721

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2013, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$156	$139	$17	$—	$63	$35	$28	$—
Equity Securities
Common and Preferred Stock:
U.S. Companies	55	55	—	—	23	23	—	—
Non-U.S. Companies	534	531	3	—	79	79	—	—
Commingled Funds	1,161	—	1,161	—	428	23	405	—
Mutual Funds	—	—	—	—	54	7	47	—
Partnership Interests	328	—	119	209	—	—	—	—
Equity Collars	(129)	—	(129)	—
Debt Securities
Corporate Bonds	1,215	—	1,214	1	157	15	142	—
Government Bonds	737	—	735	2	533	56	477	—
Asset Backed Securities	46	—	45	1	5	3	2	—
Commingled Funds	624	—	624	—	751	1	750	—
Mutual Funds	150	—	150	—	34	27	7	—
Interest Rate Swaptions	(125)	—	(125)	—
Alternatives
Commingled Funds	—	—	—	—	171	—	8	163
Real Estate	37	37	—	—	173	—	3	170
Other Investments	3	—	1	2	24	3	2	19
Total Investments	4,792	$762	$3,815	$215	2,495	$272	$1,871	$352
Other	8				(40)
Total Plan Assets	$4,800				$2,455

At December 31, 2014 and 2013, the Plans did not directly hold any of our common stock.
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
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2014:

	U.S.		Non-U.S.
(In millions)	Partnership Interests	Other	Commingled Funds	Real Estate	Other
Balance, beginning of year	$209	$6	$163	$170	$19
Realized gains (losses)	31	—	1	1	—
Unrealized gains (losses) relating to instruments still held at the reporting date	(15)	—	7	18	—
Purchases, sales, issuances and settlements (net)	4	(4)	(42)	(47)	5
Foreign currency translation	—	—	(7)	(8)	(3)
Balance, end of year	$229	$2	$122	$134	$21

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

Other postretirement benefits plan assets at December 31, 2014 and 2013, which relate to a non-U.S. plan, are invested primarily in mutual funds and are considered a Level 1 investment.
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $112 million, $106 million and $97 million for 2014, 2013 and 2012, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17. Stock Compensation Plans
Our stock compensation plans (collectively, the “Plans”) permit the grant of stock options, stock appreciation rights (“SARs”), performance share units, restricted stock, restricted stock units and other stock-based awards to employees and directors. Our current stock compensation plan, the 2013 Performance Plan, was adopted on April 15, 2013 and expires on April 14, 2023. A total of 11,000,000 shares of our common stock may be issued in respect of grants made under the 2013 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 1.61 shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2013 Performance Plan or certain prior stock compensation plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash, or are surrendered in payment of taxes associated with such awards (other than stock options or SARs) will be available for issuance pursuant to a new award under the 2013 Performance Plan. Shares issued under our stock compensation plans are usually issued from shares of our common stock held in treasury.
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
The following table summarizes the activity related to options during 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	12,787,545	$15.45
Options granted	816,713	26.22
Options exercised	(2,941,178)	13.82		$37
Options expired	(107,909)	12.54
Options cancelled	(204,538)	17.77
Outstanding at December 31	10,350,633	16.75	5.7	123
Vested and expected to vest at December 31	9,954,431	16.77	5.6	119
Exercisable at December 31	6,748,799	16.95	4.4	79
Available for grant at December 31	9,954,317

In addition, the aggregate intrinsic value of options exercised in 2013 and 2012 was $23 million and $2 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant option groups outstanding at December 31, 2014 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term(Years)
2/24/2014	600,801	—	$26.44	9.2
2/28/2013	1,815,818	422,219	12.98	8.2
2/27/2012	1,433,627	666,348	12.94	7.2
2/22/2011	995,776	712,524	13.91	6.2
2/23/2010	771,769	771,769	12.74	5.2
2/26/2009	707,972	707,972	4.81	4.2
2/21/2008	976,043	976,043	26.74	3.2
2/27/2007	1,039,847	1,039,847	24.71	2.2
12/6/2005	405,944	405,944	17.15	0.9
All other	1,603,036	1,046,133	(1)	(1)
	10,350,633	6,748,799
_______________________________________

(1)
Options in the “All other” category had exercise prices ranging from $6.22 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $18.43 and $17.56, respectively, while the remaining weighted average contractual term was 6.0 and 4.6, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2014	2013	2012
Weighted average grant date fair value	$11.48	$6.28	$6.33
Black-Scholes model assumptions (1):
Expected term (years)	7.40	6.25	6.25
Interest rate	2.10%	1.11%	1.09%
Volatility	43.45%	46.66%	50.83%
Dividend yield	0.81%	—	—
_______________________________________

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of stock-based awards by our Board of Directors.
Performance Share Units
Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2014, 2013 and 2012, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
The following table summarizes the activity related to performance share units during 2014:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	341,049	$13.61
Units granted	143,199	29.00
Units vested	(159,806)	13.57
Units forfeited	(2,344)	13.63
Unvested at December 31	322,098	20.47
We measure the fair value of grants of performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units
Restricted stock units granted under the Plans typically vest over a three-year period beginning on the date of grant. Restricted stock units will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
The following table summarizes the activity related to restricted stock units during 2014:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	439,952	$16.35
Units granted	259,869	25.49
Units vested and settled	(214,943)	13.71
Units forfeited	(2,701)	26.40
Unvested at December 31	482,177	22.36
We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.
Other Information
Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2014	2013	2012
Stock-based compensation expense recognized	$20	$18	$15
Tax benefit	(7)	—	—
After-tax stock-based compensation expense	$13	$18	$15
Cash payments to settle SARs	$2	$1	$—
Cash received from stock option exercises	$39	$22	$4
As of December 31, 2014, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $29 million and is expected to be recognized over the remaining vesting period of the respective grants, through October 2020.

Note 18. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $46 million and $45 million at December 31, 2014 and December 31, 2013, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million and $11 million were included in Other Current Liabilities at December 31, 2014 and December 31, 2013, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $306 million and $310 million for anticipated costs related to workers’ compensation at December 31, 2014 and December 31, 2013, respectively. Of these amounts, $71 million and $79 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2014 and December 31, 2013, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2014 and December 31, 2013, the liability was discounted using a risk-free rate of return. At December 31, 2014, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $324 million and $305 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2014 and December 31, 2013, respectively. Of these amounts, $46 million and $45 million were included in Other Current Liabilities at December 31, 2014 and December 31, 2013, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2014, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 109,500 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $458 million through December 31, 2014 and $432 million through December 31, 2013.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2014	2013	2012
Pending claims, beginning of year	74,000	73,200	78,500
New claims filed during the year	1,900	2,600	2,200
Claims settled/dismissed during the year	(2,100)	(1,800)	(7,500)
Pending claims, end of year	73,800	74,000	73,200
Payments (1)	$20	$19	$18
________________________________

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $151 million and $145 million at December 31, 2014 and December 31, 2013, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant. The portion of the liability associated with unasserted asbestos claims and related defense costs was $84 million at December 31, 2014 and $78 million at December 31, 2013. At both December 31, 2014 and 2013, our liability with respect to asserted claims and related defense costs was $67 million.
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
We recorded a receivable related to asbestos claims of $71 million at December 31, 2014 and $75 million at December 31, 2013. We expect that approximately 50% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at December 31, 2014 and $11 million at December 31, 2013. The recorded receivable consists of an amount we expect

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
We believe that, at December 31, 2014, we had approximately $160 million in limits of excess level policies potentially applicable to indemnity and defense costs for asbestos products claims. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis, pursuant to coverage-in-place agreements at December 31, 2014.
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
Brazilian Indirect Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $35 million). We have filed a response contesting this assessment and are defending the matter. In the event we are unsuccessful in defending the assessment, our results of operations could be materially affected.
Greek Labor Cases
Approximately 320 former employees of a factory in Thessaloniki, Greece that was closed in 1996 sued Goodyear Dunlop Tires Hellas S.A.I.C. (“Goodyear Dunlop Greece”) seeking compensation in arrears alleging the absence of consultation prior to the closure under applicable European law. In March 2013, the former employees also filed a separate claim for severance payments. During the fourth quarter of 2014, we entered into settlement agreements with the former employees with an aggregate value of approximately €27 million ($32 million), which includes salaries in arrears, related payroll taxes, severance and related expenses. In the fourth quarter of 2014, we made payments pursuant to the settlement agreements totaling €16 million ($20 million). The remaining scheduled payments are due in installments through 2016. In addition, Goodyear Dunlop Greece may be required to pay social security contributions of approximately €11 million ($13 million). We do not expect this matter to materially affect our future results of operations, financial position or cash flows.
Amiens Labor Claims
Approximately 720 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €98 million ($119 million) against Goodyear Dunlop Tires France. In January 2015, these claims were dismissed without prejudice. The former employees may re-file these claims within two years. In the event these claims are re-filed or additional claims are asserted against us, we intend to vigorously defend ourselves and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Binding Commitments and Guarantees
At December 31, 2014, we had binding commitments for raw materials, capital expenditures, utilities, and various other types of contracts. Total commitments on contracts that extend beyond 2015 are expected to total approximately $3,900 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees written and other commitments totaling approximately $7 million at December 31, 2014, compared to $14 million at December 31, 2013. In addition, we will from time to time issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.
Indemnifications
At December 31, 2014, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.

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
Warranty
We recorded $17 million and $21 million for potential claims under warranties offered by us at December 31, 2014 and 2013, respectively, the majority of which is recorded in Other Current Liabilities.
The following table presents changes in the warranty reserve during 2014 and 2013:

(in millions)	2014	2013
Balance at January 1	$21	$24
Payments made during the period	(39)	(32)
Expense recorded during the period	36	29
Translation adjustment	(1)	—
Balance at December 31	$17	$21

Note 19. Capital Stock
Mandatory Convertible Preferred Stock
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Dividends
During 2014, 2013 and 2012, we paid cash dividends of $15 million, $29 million, and $29 million, respectively, on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion of shares into common stock on April 1, 2014.
During 2014 and 2013, we paid cash dividends of $60 million and $12 million, respectively, on our common stock. On January 14, 2015, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of our common stock, or approximately $16 million in the aggregate. The cash dividend will be paid on March 2, 2015 to stockholders of record as of the close of business of February 2, 2015. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2014, we repurchased 8,935,809 shares at an average price, including commissions, of $26.11 per share, or $233 million in the aggregate.
In addition, we repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. In the fourth quarter of 2014, we reassessed transactions that we consider to be repurchases of shares under our stock compensation programs. During 2014, we repurchased 19,298 shares at an average price of $21.80 per share, or $0.4 million in the aggregate.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 20. Reclassifications out of Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated Other Comprehensive Loss (AOCL) by component, for the year ended December 31, 2014 and 2013:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2012	(538)	$(4,044)	$(4)	$26	$(4,560)
Other comprehensive income (loss) before reclassifications	(153)	528	1	8	384
Amounts reclassified from accumulated other comprehensive loss	1	226	2	—	229
Balance at December 31, 2013	$(690)	$(3,290)	$(1)	$34	$(3,947)
Other comprehensive income (loss) before reclassifications	(206)	(112)	13	2	(303)
Amounts reclassified from accumulated other comprehensive loss	3	105	—	—	108
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at December 31, 2014	$(894)	$(3,297)	$12	$36	$(4,143)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents reclassifications out of AOCL for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
(In millions) (Income) Expense	2014	2013
Component of AOCL	Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$3	$1	Other Expense
Tax effect	—	—	United States and Foreign Taxes
Minority interest	—	—	Minority Shareholders' Net Income
Net of tax	$3	$1	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$115	242	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	48	3	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$163	$245
Tax effect	(49)	(11)	United States and Foreign Taxes
Minority interest	(9)	(8)	Minority Shareholders' Net Income
Net of tax	$105	$226	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$—	2	Cost of Goods Sold
Tax effect	1	—	United States and Foreign Taxes
Minority interest	(1)	—	Minority Shareholders' Net Income
Net of tax	$—	$2	Goodyear Net Income

Total reclassifications	$108	$229	Goodyear Net Income
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21. Investments in Unconsolidated Affiliates
The following tables present summarized financial information for financial position and results of operations of our investments accounted for under the equity method:

(In millions)	2014	2013
Financial Position:
Current assets	$534	$614
Noncurrent assets	78	84
Current liabilities	394	384
Noncurrent liabilities	16	16
Noncontrolling interests	46	48

	Year Ended December 31,
	2014	2013	2012
Results of Operations:
Net sales	$1,610	$1,797	$2,058
Gross profit	531	588	672
Income before income taxes	107	114	136
Net income	102	101	123
Our equity in the earnings of unconsolidated affiliates was $28 million, $31 million and $34 million in 2014, 2013 and 2012, respectively. Dividends received from our unconsolidated affiliates were $24 million, $21 million and $11 million in 2014, 2013 and 2012, respectively.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$674	$89	$1,398	$—	$2,161
Accounts Receivable	833	166	1,127	—	2,126
Accounts Receivable From Affiliates	—	623	—	(623)	—
Inventories	1,151	148	1,410	(38)	2,671
Deferred Income Taxes	496	6	66	2	570
Prepaid Expenses and Other Current Assets	39	2	156	(1)	196
Total Current Assets	3,193	1,034	4,157	(660)	7,724
Goodwill	—	24	462	115	601
Intangible Assets	114	—	24	—	138
Deferred Income Taxes	1,633	24	96	9	1,762
Other Assets	234	86	411	—	731
Investments in Subsidiaries	4,054	416	—	(4,470)	—
Property, Plant and Equipment	2,329	132	4,721	(29)	7,153
Total Assets	$11,557	$1,716	$9,871	$(5,035)	$18,109
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$910	$191	$1,777	$—	$2,878
Accounts Payable to Affiliates	557	—	66	(623)	—
Compensation and Benefits	392	31	301	—	724
Other Current Liabilities	350	23	589	(6)	956
Notes Payable and Overdrafts	—	—	30	—	30
Long Term Debt and Capital Leases Due Within One Year	6	—	142	—	148
Total Current Liabilities	2,215	245	2,905	(629)	4,736
Long Term Debt and Capital Leases	4,375	—	1,841	—	6,216
Compensation and Benefits	666	127	883	—	1,676
Deferred and Other Noncurrent Income Taxes	3	5	179	(6)	181
Other Long Term Liabilities	688	30	155	—	873
Total Liabilities	7,947	407	5,963	(635)	13,682
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	392	190	582
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	269	—	—	—	269
Other Equity	3,341	1,309	3,281	(4,590)	3,341
Goodyear Shareholders’ Equity	3,610	1,309	3,281	(4,590)	3,610
Minority Shareholders’ Equity — Nonredeemable	—	—	235	—	235
Total Shareholders’ Equity	3,610	1,309	3,516	(4,590)	3,845
Total Liabilities and Shareholders’ Equity	$11,557	$1,716	$9,871	$(5,035)	$18,109

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,269	$94	$1,633	$—	$2,996
Accounts Receivable	872	203	1,360	—	2,435
Accounts Receivable From Affiliates	—	765	—	(765)	—
Inventories	1,099	155	1,599	(37)	2,816
Deferred Income Taxes	33	7	98	5	143
Prepaid Expenses and Other Current Assets	35	3	217	(1)	254
Total Current Assets	3,308	1,227	4,907	(798)	8,644
Goodwill	—	24	517	127	668
Intangible Assets	111	—	27	—	138
Deferred Income Taxes	—	24	121	12	157
Other Assets	288	101	211	—	600
Investments in Subsidiaries	4,325	354	—	(4,679)	—
Property, Plant and Equipment	2,242	140	4,964	(26)	7,320
Total Assets	$10,274	$1,870	$10,747	$(5,364)	$17,527
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$833	$210	$2,054	$—	$3,097
Accounts Payable to Affiliates	275	—	490	(765)	—
Compensation and Benefits	373	33	352	—	758
Other Current Liabilities	347	34	713	(11)	1,083
Notes Payable and Overdrafts	—	—	14	—	14
Long Term Debt and Capital Leases Due Within One Year	8	—	65	—	73
Total Current Liabilities	1,836	277	3,688	(776)	5,025
Long Term Debt and Capital Leases	4,377	—	1,785	—	6,162
Compensation and Benefits	1,613	129	931	—	2,673
Deferred and Other Noncurrent Income Taxes	65	11	188	(8)	256
Other Long Term Liabilities	777	32	157	—	966
Total Liabilities	8,668	449	6,749	(784)	15,082
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	361	216	577
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Preferred Stock	500	—	—	—	500
Common Stock	248	317	993	(1,310)	248
Other Equity	858	1,104	2,382	(3,486)	858
Goodyear Shareholders’ Equity	1,606	1,421	3,375	(4,796)	1,606
Minority Shareholders’ Equity — Nonredeemable	—	—	262	—	262
Total Shareholders’ Equity	1,606	1,421	3,637	(4,796)	1,868
Total Liabilities and Shareholders’ Equity	$10,274	$1,870	$10,747	$(5,364)	$17,527

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,915	$2,487	$12,051	$(4,315)	$18,138
Cost of Goods Sold	6,457	2,237	9,622	(4,410)	13,906
Selling, Administrative and General Expense	916	166	1,645	(7)	2,720
Rationalizations	(6)	—	101	—	95
Interest Expense	332	26	133	(63)	428
Other (Income) and Expense	(91)	(11)	228	176	302
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	307	69	322	(11)	687
United States and Foreign Tax (Benefit) Expense	(2,026)	14	174	4	(1,834)
Equity in Earnings (Loss) of Subsidiaries	119	28	—	(147)	—
Net Income (Loss)	2,452	83	148	(162)	2,521
Less: Minority Shareholders’ Net Income	—	—	69	—	69
Goodyear Net Income (Loss)	2,452	83	79	(162)	2,452
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$2,445	$83	$79	$(162)	$2,445
Comprehensive Income (Loss)	$2,257	$89	$(11)	$(58)	$2,277
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	46	(26)	20
Goodyear Comprehensive Income (Loss)	$2,257	$89	$(57)	$(32)	$2,257

	Year Ended December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$8,324	$2,690	$12,721	$(4,195)	$19,540
Cost of Goods Sold	7,001	2,415	10,399	(4,393)	15,422
Selling, Administrative and General Expense	946	171	1,658	(17)	2,758
Rationalizations	6	3	49	—	58
Interest Expense	315	29	114	(66)	392
Other (Income) and Expense	(251)	5	83	260	97
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	307	67	418	21	813
United States and Foreign Tax (Benefit) Expense	22	43	88	(15)	138
Equity in Earnings of Subsidiaries	344	5	—	(349)	—
Net Income (Loss)	629	29	330	(313)	675
Less: Minority Shareholders’ Net Income	—	—	46	—	46
Goodyear Net Income (Loss)	$629	$29	$284	$(313)	$629
Less: Preferred Stock Dividends	29	—	—	—	29
Goodyear Net Income (Loss) available to Common Shareholders	$600	$29	$284	$(313)	$600
Comprehensive Income (Loss)	$1,242	$107	$353	$(382)	$1,320
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	69	9	78
Goodyear Comprehensive Income (Loss)	$1,242	$107	$284	$(391)	$1,242

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$8,898	$2,883	$13,665	$(4,454)	$20,992
Cost of Goods Sold	7,792	2,587	11,439	(4,655)	17,163
Selling, Administrative and General Expense	895	182	1,652	(11)	2,718
Rationalizations	38	7	130	—	175
Interest Expense	258	26	137	(64)	357
Other (Income) and Expense	(152)	(30)	30	291	139
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	67	111	277	(15)	440
United States and Foreign Tax (Benefit) Expense	23	29	152	(1)	203
Equity in Earnings of Subsidiaries	168	(14)	—	(154)	—
Net Income (Loss)	212	68	125	(168)	237
Less: Minority Shareholders’ Net Income	—	—	25	—	25
Goodyear Net Income (Loss)	$212	$68	$100	$(168)	$212
Less: Preferred Stock Dividends	29	—	—	—	29
Goodyear Net Income (Loss) available to Common Shareholders	$183	$68	$100	$(168)	$183
Comprehensive Income (Loss)	$(362)	$67	$(144)	$57	$(382)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(24)	4	(20)
Goodyear Comprehensive Income (Loss)	$(362)	$67	$(120)	$53	$(362)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(334)	$195	$758	$(279)	$340
Cash Flows from Investing Activities:
Capital Expenditures	(303)	(19)	(607)	6	(923)
Asset Dispositions	9	2	7	—	18
Decrease (Increase) in Restricted Cash	(1)	—	6	—	5
Short Term Securities Acquired	—	—	(72)	—	(72)
Short Term Securities Redeemed	—	—	95	—	95
Capital Contributions Received and Loans Incurred	(382)	—	(457)	839	—
Capital Redemptions and Loans Paid	459	—	244	(703)	—
Other Transactions	13	—	13	—	26
Total Cash Flows from Investing Activities	(205)	(17)	(771)	142	(851)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	22	—	60	(36)	46
Short Term Debt and Overdrafts Paid	(14)	(22)	(24)	36	(24)
Long Term Debt Incurred	601	—	1,241	—	1,842
Long Term Debt Paid	(608)	—	(947)	—	(1,555)
Common Stock Issued	39	—	—	—	39
Common Stock Repurchased	(234)	—	—	—	(234)
Common Stock Dividends Paid	(60)	—	—	—	(60)
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions Received and Loans Incurred	457	47	335	(839)	—
Capital Redemptions and Loans Paid	(244)	—	(459)	703	—
Intercompany Dividends Paid	—	(203)	(70)	273	—
Transactions with Minority Interests in Subsidiaries	—	—	(49)	—	(49)
Debt Related Costs and Other Transactions	—	—	(1)	—	(1)
Total Cash Flows from Financing Activities	(56)	(178)	86	137	(11)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(5)	(308)	—	(313)
Net Change in Cash and Cash Equivalents	(595)	(5)	(235)	—	(835)
Cash and Cash Equivalents at Beginning of the Year	1,269	94	1,633	—	2,996
Cash and Cash Equivalents at End of the Year	$674	$89	$1,398	$—	$2,161

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$17	$16	$1,009	$(104)	$938
Cash Flows from Investing Activities:
Capital Expenditures	(220)	(19)	(940)	11	(1,168)
Asset Dispositions	2	—	23	—	25
Decrease (Increase) in Restricted Cash	—	—	14	—	14
Short Term Securities Acquired	—	—	(105)	—	(105)
Short Term Securities Redeemed	—	—	89	—	89
Capital Contributions Received and Loans Incurred	(91)	(11)	(170)	272	—
Capital Redemptions and Loans Paid	214	—	403	(617)	—
Other Transactions	—	—	9	—	9

Total Cash Flows from Investing Activities	$(95)	$(30)	$(677)	$(334)	$(1,136)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	14	—	121	(104)	31
Short Term Debt and Overdrafts Paid	(90)	(14)	(120)	104	(120)
Long Term Debt Incurred	900	—	1,013	—	1,913
Long Term Debt Paid	(11)	—	(670)	—	(681)
Common Stock Issued	26	—	—	—	26
Common Stock Repurchased	(4)	—	—	—	(4)
Common Stock Dividends Paid	(12)	—	—	—	(12)
Preferred Stock Dividends Paid	(29)	—	—	—	(29)
Capital Contributions Received and Loans Incurred	170	58	44	(272)	—
Capital Redemptions and Loans Paid	(403)	—	(214)	617	—
Intercompany Dividends Paid	—	—	(93)	93	—
Transactions with Minority Interests in Subsidiaries	—	—	(26)	—	(26)
Debt Related Costs and Other Transactions	(16)	—	—	—	(16)
Total Cash Flows from Financing Activities	545	44	55	438	1,082
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(4)	(165)	—	(169)
Net Change in Cash and Cash Equivalents	467	26	222	—	715
Cash and Cash Equivalents at Beginning of the Year	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Year	$1,269	$94	$1,633	$—	$2,996

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2012
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$335	$(3)	$841	$(135)	$1,038
Cash Flows from Investing Activities:
Capital Expenditures	(231)	(10)	(892)	6	(1,127)
Asset Dispositions	5	—	11	—	16
Decrease (Increase) in Restricted Cash	1	—	10	—	11
Short Term Securities Acquired	—	—	(57)	—	(57)
Short Term Securities Redeemed	—	—	28	—	28
Capital Contributions Received and Loans Incurred	(191)	(27)	(150)	368	—
Capital Redemptions and Loans Paid	81	—	200	(281)	—
Other Transactions	4	—	2	—	6
Total Cash Flows from Investing Activities	(331)	(37)	(848)	93	(1,123)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	77	—	77
Short Term Debt and Overdrafts Paid	—	—	(156)	—	(156)
Long Term Debt Incurred	800	—	2,731	—	3,531
Long Term Debt Paid	(762)	—	(2,955)	—	(3,717)
Common Stock Issued	3	—	—	—	3
Preferred Stock Dividends Paid	(29)	—	—	—	(29)
Capital Contributions Received and Loans Incurred	150	—	218	(368)	—
Capital Redemptions and Loans Paid	(200)	—	(81)	281	—
Intercompany Dividends Paid	—	(6)	(123)	129	—
Transactions with Minority Interests in Subsidiaries	(17)	—	(54)	—	(71)
Debt Related Costs and Other Transactions	(63)	—	(1)	—	(64)
Total Cash Flows from Financing Activities	(118)	(6)	(344)	42	(426)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	18	—	20
Net Change in Cash and Cash Equivalents	(114)	(44)	(333)	—	(491)
Cash and Cash Equivalents at Beginning of the Year	916	112	1,744	—	2,772
Cash and Cash Equivalents at End of the Year	$802	$68	$1,411	$—	$2,281

Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2014
Net Sales	$4,469	$4,656	$4,657	$4,356	$18,138
Gross Profit	951	1,124	1,141	1,016	4,232
Net Income (Loss)	(38)	232	199	2,128	2,521
Less: Minority Shareholders’ Net Income (Loss)	13	19	38	(1)	69
Goodyear Net Income (Loss)	(51)	213	161	2,129	2,452
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$(58)	$213	$161	$2,129	$2,445
Goodyear Net Income (Loss) available to Common Shareholders - Per Share of Common Stock:
— Basic	$(0.23)	$0.77	$0.58	$7.82	$9.13
— Diluted *	$(0.23)	$0.76	$0.58	$7.68	$8.78

Weighted Average Shares Outstanding — Basic	248	276	275	272	268
— Diluted	248	281	279	277	279

Dividends Declared per Share of Common Stock	$0.05	$0.05	$0.06	$0.06	$0.22

Price Range of Common Stock: High	$28.32	$28.48	$28.70	$28.86	$28.86
Low	22.33	23.79	22.32	18.87	18.87
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,092	$16,942	$16,656	$18,109
Total Debt and Capital Leases	7,120	6,762	6,855	6,394
Goodyear Shareholders’ Equity	1,593	1,825	1,862	3,610
Total Shareholders’ Equity	1,837	2,069	2,103	3,845
_______________________________________

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
All numbers presented below are after-tax and minority.
The first quarter of 2014 included net charges of $132 million related to a foreign currency remeasurement loss resulting from the devaluation of the Venezuelan bolivar fuerte, a pension curtailment loss of $32 million as a result of the future accrual freezes to pension plans in North America, net rationalization charges of $29 million primarily due to the closure of one of our manufacturing facilities in Amiens, France, charges of $7 million related to a previously closed facility in Greece, a settlement loss of $4 million related to lump sum payments to settle certain liabilities for our U.K. pension plans, net losses on asset sales of $2 million and asset write-offs and accelerated depreciation related to the closure of one of our Amiens, France manufacturing facilities of $1 million.
The second quarter of 2014 included net rationalization charges of $17 million primarily due to the closure of one of our manufacturing facilities in Amiens, France, charges of $10 million related to a previously closed facility in Greece, and asset write-offs and accelerated depreciation related to property and equipment in one of our manufacturing facilities in the United Kingdom of $2 million. Net gains resulting from the settlement of indirect tax claims were $13 million and net gains from asset sales were $4 million.

The third quarter of 2014 included net tax charges of $47 million related to discrete tax items, including the establishment of valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, charges of $16 million related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa, net rationalization charges of $9 million primarily due to manufacturing headcount reductions related to EMEA's plans to improve operating efficiency and SAG headcount reductions in EMEA, Latin America and Asia Pacific, net losses from asset sales of $6 million, and charges of $3 million related to a previously closed facility in Greece.
The fourth quarter of 2014 included net charges of $45 million related to the write-off of the subsidy receivable in Venezuela, $16 million related to indirect tax charges in Latin America, and net rationalization charges of $9 million and asset write-offs and accelerated depreciation of $3 million, primarily due to the closure of one of our manufacturing facilities in Amiens, France. Net gains from discrete tax items, including the release of substantially all of the valuation allowance on our net deferred U.S. tax assets, were $2,029 million and net gains on assets sales were $7 million.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2013
Net Sales	$4,853	$4,894	$5,002	$4,791	$19,540
Gross Profit	913	1,048	1,056	1,101	4,118
Net Income	31	193	195	256	675
Less: Minority Shareholders’ Net Income (Loss)	(2)	5	22	21	46
Goodyear Net Income	33	188	173	235	629
Less: Preferred Stock Dividends	7	7	7	7	29
Goodyear Net Income available to Common Shareholders	$26	$181	$166	$228	$600
Goodyear Net Income available to Common Shareholder - Per Share of Common Stock:
— Basic	$0.10	$0.74	$0.67	$0.92	$2.44
— Diluted*	$0.10	$0.67	$0.62	$0.84	$2.28

Dividends Declared per Share of Common Stock	$—	$—	$0.05	$—	$0.05

Weighted Average Shares Outstanding — Basic	245	246	246	247	246
— Diluted	248	282	278	280	277

Price Range of Common Stock: High	$14.65	$16.06	$23.24	$24.00	$24.00
Low	12.46	11.83	15.16	19.84	11.83
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,458	$17,384	$17,672	$17,527
Total Debt and Capital Leases	6,581	6,529	6,542	6,249
Goodyear Shareholders’ Equity	536	715	952	1,606
Total Shareholders’ Equity	787	958	1,203	1,868
_______________________________________

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
All numbers presented below are after-tax and minority.
The first quarter of 2013 included net charges of $92 million related to a foreign currency remeasurement loss resulting from the devaluation of the Venezuelan bolivar fuerte, net rationalization charges of $6 million related to prior year plans, asset write-offs and accelerated depreciation charges of $4 million primarily related to the plan to close one of our Amiens, France manufacturing facilities, and net losses on asset sales of $2 million. Net gains resulting from tax law changes were $12 million and net insurance recoveries resulting from the impact of the 2011 Thailand flood were $6 million.
The second quarter of 2013 included net rationalization charges of $9 million related to manufacturing headcount reductions in EMEA and Latin America and SAG headcount reductions in Asia Pacific and EMEA, net tax charges of $7 million related to discrete tax items, charges of $5 million related to labor claims with respect to a previously closed facility in Greece, and net losses of $4 million related to asset write-offs and accelerated depreciation primarily related to the plan to close one of our Amiens, France manufacturing facilities. Net gains from asset sales of $4 million were primarily related to the transfer of property in Dalian, China to the Chinese government.
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
The fourth quarter of 2013 included net rationalization charges of $11 million primarily related to manufacturing headcount reductions in EMEA and asset write-offs and accelerated depreciation of $6 million primarily related to the plan to close one of our Amiens, France manufacturing facilities. Net tax benefits of $31 million primarily related to a Polish enterprise zone tax credit, interest of $10 million earned on favorable tax judgments in Latin America, and net gains on assets sales of $2 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” that, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, we define to mean controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 53 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, and the effectiveness of internal control over financial reporting is presented on page 54 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 13, 2015 to be filed with the Commission pursuant to Regulation 14A.
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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
1.Financial Statements:  See Index to Consolidated Financial Statements on page 52 of this Annual Report.
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
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 17, 2015	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 17, 2015		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 17, 2015		/s/ LAURA K. THOMPSON
Laura K. Thompson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 17, 2015		/s/ RICHARD J. NOECHEL
Richard J. Noechel, Vice President and Controller (Principal Accounting Officer)

		WILLIAM J. CONATY, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director W. ALAN McCOLLOUGH, Director JOHN E. McGLADE, Director	/s/ LAURA K. THOMPSON
Date:	February 17, 2015	MICHAEL J. MORELL, Director RODERICK A. PALMORE, Director STEPHANIE A. STREETER, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director	Laura K. Thompson, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR THE COMPANY'S
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014
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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2014	2013	2012
Net Sales	$7,915	$8,324	$8,898
Cost of Goods Sold	6,457	7,001	7,792
Selling, Administrative and General Expense	916	946	895
Rationalizations	(6)	6	38
Interest Expense	332	315	258
Other (Income) Expense	(91)	(251)	(152)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	307	307	67
United States and Foreign Tax (Benefit) Expense	(2,026)	22	23
Equity in Earnings of Subsidiaries	119	344	168
Net Income	2,452	629	212
Less: Preferred Stock Dividends	7	29	29
Net Income available to Common Shareholders	$2,445	$600	$183
Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$9.13	$2.44	$0.75
Weighted Average Shares Outstanding	268	246	245
Diluted	$8.78	$2.28	$0.74
Weighted Average Shares Outstanding	279	277	247

Cash Dividends Declared Per Common Share	$0.22	$0.05	$—

Goodyear Comprehensive Income (Loss)	$2,257	$1,242	$(362)
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY BALANCE SHEETS

	December 31,
(Dollars in millions, except share data)	2014	2013
Assets
Current Assets:
Cash and Cash Equivalents	$674	$1,269
Accounts Receivable, less allowance — $20 ($21 in 2013)	833	872
Inventories:
Raw Materials	193	204
Work in Process	55	55
Finished Goods	903	840
	1,151	1,099
Deferred Income Tax	496	33
Prepaid Expenses and Other Current Assets	39	35
Total Current Assets	3,193	3,308
Intangible Assets	114	111
Deferred Income Tax	1,633	—
Other Assets	234	288
Investments in Subsidiaries	4,054	4,325
Property, Plant and Equipment, less accumulated depreciation-$4,084 ($4,032 in 2013)	2,329	2,242
Total Assets	$11,557	$10,274
Liabilities
Current Liabilities:
Accounts Payable-Trade	$910	$833
Accounts Payable to Affiliates	557	275
Compensation and Benefits	392	373
Other Current Liabilities	350	347
Long Term Debt and Capital Leases Due Within One Year	6	8
Total Current Liabilities	2,215	1,836
Long Term Debt and Capital Leases	4,375	4,377
Compensation and Benefits	666	1,613
Deferred and Other Noncurrent Income Taxes	3	65
Other Long Term Liabilities	688	777
Total Liabilities	7,947	8,668
Commitments and Contingent Liabilities
Shareholders’ Equity
Preferred Stock, no par value:
Authorized, 50 million shares, Outstanding shares — none (10 million in 2013)	—	500
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 269 million (248 million in 2013)	269	248
Capital Surplus	3,141	2,847
Retained Earnings	4,343	1,958
Accumulated Other Comprehensive Loss	(4,143)	(3,947)
Total Shareholders’ Equity	3,610	1,606
Total Liabilities and Shareholders’ Equity	$11,557	$10,274

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

Balance at December 31, 2011
(after deducting 6,353,851 common treasury shares)	10,000,000	$500	244,535,841	$245	$2,808	$1,187	$(3,991)	$749
Comprehensive income (loss):
Net income						212		212
Foreign currency translation (net of tax of $0)							51
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							203
Increase in net actuarial losses (net of tax benefit of $44)							(898)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							9
Prior service credit from plan amendments (net of tax of $3)							72
Deferred derivative loss (net of tax of $0)							(4)
Reclassification adjustment for amounts recognized in income (net of tax of $3)							(7)
Other comprehensive income (loss)								(574)
Total comprehensive income (loss)								(362)
Purchase of subsidiary shares from minority interest					(13)		5	(8)
Stock-based compensation plans					17			17
Preferred stock dividends declared						(29)		(29)
Common stock issued from treasury			704,921	—	3			3
Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370

Balance at December 31, 2012
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370
Comprehensive income (loss):
Net income						629		629
Foreign currency translation (net of tax of $0)							(153)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $9)							224
Decrease in net actuarial losses (net of tax benefit of $33)							498
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							2
Prior service credit from plan amendments (net of tax of $0)							30
Deferred derivative gain (net of tax of $1)							1
Reclassification adjustment for amounts recognized in income (net of tax benefit of $0)							2
Unrealized investment gains (net of tax of $0)							8
Other comprehensive income (loss)								613
Total comprehensive income (loss)								1,242
Purchase of subsidiary shares from minority interest					(2)			(2)
Stock-based compensation plans					15			15
Dividends declared						(41)		(41)
Common stock issued from treasury			2,512,267	3	19			22
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,958	$(3,947)	$1,606
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY PARENT COMPANY STATEMENTS OF SHAREHOLDERS’ EQUITY - (Continued)

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,958	$(3,947)	$1,606
Comprehensive income (loss):
Net income						2,452		2,452
Foreign currency translation (net of tax benefit of $46)							(206)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							3
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $36)							74
Increase in net actuarial losses (net of tax of $129)							(112)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $13)							31
Deferred derivative gains (net of tax of $1)							13
Unrealized investment gains (net of tax of $1)							2
Other comprehensive income (loss)								(195)
Total comprehensive income (loss)								2,257
Purchase of subsidiary shares from minority interest					(4)		(1)	(5)
Stock-based compensation plans					20			20
Repurchase of common stock			(8,955,107)	(9)	(225)			(234)
Dividends declared						(67)		(67)
Common stock issued from treasury			3,111,843	2	31			33
Preferred stock conversion	(10,000,000)	(500)	27,573,735	28	472			—
Balance at December 31, 2014
(after deducting 8,979,927 common treasury shares)	—	$—	269,483,500	$269	$3,141	$4,343	$(4,143)	$3,610
The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2014	2013	2012
Total Cash Flows from Operating Activities	$(334)	$17	$335
Cash Flows from Investing Activities:
Capital Expenditures	(303)	(220)	(231)
Asset Dispositions	9	2	5
Decrease (Increase) in Restricted Cash	(1)	—	1
Capital Contributions and Loans Incurred	(382)	(91)	(191)
Capital Redemptions and Loans Paid	459	214	81
Other Transactions	13	—	4
Total Cash Flows from Investing Activities	(205)	(95)	(331)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	22	14	—
Short Term Debt and Overdrafts Paid	(14)	(90)	—
Long Term Debt Incurred	601	900	800
Long Term Debt Paid	(608)	(11)	(762)
Common Stock Issued	39	26	3
Common Stock Repurchased	(234)	(4)	—
Common Stock Dividends Paid	(60)	(12)	—
Preferred Stock Dividends Paid	(15)	(29)	(29)
Capital Contributions and Loans Incurred	457	170	150
Capital Redemptions and Loans Paid	(244)	(403)	(200)
Transactions with Minority Interests in Subsidiaries	—	—	(17)
Debt Related Costs and Other Transactions	—	(16)	(63)
Total Cash Flows from Financing Activities	(56)	545	(118)
Net Change in Cash and Cash Equivalents	(595)	467	(114)
Cash and Cash Equivalents at Beginning of the Year	1,269	802	916
Cash and Cash Equivalents at End of the Year	$674	$1,269	$802

The accompanying notes are an integral part of these financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
LONG TERM DEBT AND FINANCING ARRANGEMENTS
At December 31, 2014, the Parent Company was a party to various long term financing facilities. Under the terms of these facilities, the Parent Company has pledged a significant portion of its assets as collateral. The collateral includes first and second priority security interests in current assets, certain property, plant and equipment, capital stock of certain subsidiaries, and other tangible and intangible assets. In addition, the facilities contain certain covenants that, among other things, limit the Parent Company’s ability to incur additional debt or issue redeemable preferred stock, make certain restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of the Parent Company’s subsidiaries to pay dividends to the Parent Company, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of the Parent Company’s assets. These covenants are subject to significant exceptions and qualifications. The primary credit facilities permit the Parent Company to pay dividends on its common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred by the Parent Company under the facilities following the dividend payment, and certain financial tests are satisfied.
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
The annual aggregate maturities of long term debt and capital leases for the five years subsequent to December 31, 2014 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2015	2016	2017	2018	2019
Debt maturities	$6	$6	$5	$3	$1,196

COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2014, the Parent Company had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond the year 2015 are expected to total approximately $127 million. In addition, the Parent Company has other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which the Parent Company will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in the Parent Company's or its suppliers’ production levels.

THE GOODYEAR TIRE & RUBBER COMPANY
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS — (Continued)
At December 31, 2014, the Parent Company had recorded costs related to a wide variety of contingencies. These contingencies included, among other things, environmental matters, workers’ compensation, general and product liability and other matters. For further information, refer to the Note to the Consolidated Financial Statements No. 18, Commitments and Contingent Liabilities.
DIVIDENDS
The Parent Company used the equity method of accounting for investments in consolidated subsidiaries during 2014, 2013 and 2012.
The following table presents cash dividends received during 2014, 2013 and 2012:

(In millions)	2014	2013	2012
Consolidated subsidiaries	$273	$88	$129

There were no stock dividends received from consolidated subsidiaries in 2014, 2013 and 2012.
SUPPLEMENTAL CASH FLOW INFORMATION
The Parent Company made cash payments for interest, net of amounts capitalized in 2014, 2013 and 2012 of $339 million, $293 million and $250 million, respectively. The Parent Company made net cash payments for income taxes in 2014, 2013 and 2012 of $34 million, $32 million and $28 million, respectively.
INTERCOMPANY TRANSACTIONS
The following amounts included in the Parent Company Statements of Operations have been eliminated in the preparation of the consolidated financial statements:

(In millions)	2014	2013	2012
Sales	$1,378	$1,384	$1,657
Cost of Goods Sold	1,381	1,389	1,648
Interest Expense	19	15	24
Other (Income) Expense	(444)	(529)	(524)
Income before Income Taxes	$422	$509	$509

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2014
Allowance for doubtful accounts	$99	$19	$—	$(39)	(a)	$10	$89
Valuation allowance — deferred tax assets	2,968	(2,253)	(32)	—		(51)	632

2013
Allowance for doubtful accounts	$99	$18	$—	$(20)	(a)	$2	$99
Valuation allowance — deferred tax assets	3,393	(206)	(234)	—		15	2,968

2012
Allowance for doubtful accounts	$97	$20	$—	$(20)	(a)	$2	$99
Valuation allowance — deferred tax assets	3,132	60	191	(4)		14	3,393

Note:    (a) Accounts receivable charged off.

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For the Year Ended December 31, 2014

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

(k)
Amended and Restated General Master Purchase Agreement dated December 10, 2004, as last amended and restated on September 25, 2014, between Ester Finance Titrisation, as Purchaser, Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-1927).

(l)
Master Subordinated Deposit Agreement dated July 23, 2008, as last amended and restated on September 25, 2014, between Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Subordinated Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-1927).

(m)
Master Complementary Deposit Agreement dated July 23, 2008, as last amended and restated on September 25, 2014, between Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Calculation Agent, Ester Finance Titrisation, as Purchaser, and Dunlop Tyres Limited, as Complementary Depositor or Centralising Unit (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-1927).

(n)
Umbrella Agreement, dated as of June 14, 1999, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-1927).

(o)
Amendment No. 1 to the Umbrella Agreement, dated as of January 1, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-1927).

(p)
Amendment No. 2 to the Umbrella Agreement, dated as of April 7, 2003, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-1927).

(q)
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

(s)
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

(v)
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

(x)
Memorandum of Agreement (Amendment No. 4 to the Shareholders Agreement for the Europe JVC), dated April 26, 2007, between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927).

(y)
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

(aa)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).
(bb)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 6, 2013, File No. 1-1927).
(cc)*
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 6, 2013, File No. 1-1927).

(dd)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(ee)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(ff)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(gg)*	Form of Restricted Stock Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(hh)*	Form of Restricted Stock Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(ii)*	2008 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(jj)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
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

(oo)*
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

(ss)*
Deferred Compensation Plan for Executives, as amended and restated effective October 1, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-1927).

(tt)*
Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 1, 2013 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-1927).

(uu)*
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.	12.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2014.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
101	Interactive Data File
(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	101

*	Indicates management contract or compensatory plan or arrangement