Form 10-Q
period 2015-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2015-04-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2015:	269,903,344

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
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2015	2014
Net Sales	$4,024	$4,469
Cost of Goods Sold	3,066	3,518
Selling, Administrative and General Expense	608	667
Rationalizations (Note 2)	16	41
Interest Expense	103	105
Other (Income) Expense (Note 3)	(128)	168
Income (Loss) before Income Taxes	359	(30)
United States and Foreign Taxes (Note 4)	123	8
Net Income (Loss)	236	(38)
Less: Minority Shareholders’ Net Income	12	13
Goodyear Net Income (Loss)	224	(51)
Less: Preferred Stock Dividends	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$224	$(58)
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock
Basic	$0.83	$(0.23)
Weighted Average Shares Outstanding (Note 5)	270	248
Diluted	$0.82	$(0.23)
Weighted Average Shares Outstanding (Note 5)	274	248

Cash Dividends Declared Per Common Share	$0.06	$0.05
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net Income (Loss)	$236	$(38)
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax benefit of $34 in 2015 ($0 in 2014)	(128)	(6)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $9 in 2015 ($2 in 2014)	19	32
Decrease in net actuarial losses, net of tax of $0 in 2015 ($0 in 2014)	—	19
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 in 2015 ($0 in 2014)	—	42
Deferred derivative gains (losses), net of tax of $2 in 2015 ($0 in 2014)	13	(2)
Reclassification adjustment for amounts recognized in income, net of tax benefit of $1 in 2015 ($0 in 2014)	(4)	1
Unrealized investment gains (losses), net of tax of $4 in 2015 ($0 in 2014)	7	(5)
Other Comprehensive Income (Loss)	(93)	81
Comprehensive Income	143	43
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(50)	29
Goodyear Comprehensive Income	$193	$14
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31,	December 31,
	2015	2014
Assets:
Current Assets:
Cash and Cash Equivalents	$1,613	$2,161
Accounts Receivable, less Allowance — $86 ($89 in 2014)	2,523	2,126
Inventories:
Raw Materials	479	535
Work in Process	149	149
Finished Products	1,910	1,987
	2,538	2,671
Deferred Income Taxes	568	570
Prepaid Expenses and Other Current Assets	192	196
Total Current Assets	7,434	7,724
Goodwill	552	601
Intangible Assets	137	138
Deferred Income Taxes	1,682	1,762
Other Assets	705	731
Property, Plant and Equipment, less Accumulated Depreciation — $8,763 ($9,029 in 2014)	6,826	7,153
Total Assets	$17,336	$18,109

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,612	$2,878
Compensation and Benefits (Notes 9 and 10)	669	724
Other Current Liabilities	885	956
Notes Payable and Overdrafts (Note 7)	23	30
Long Term Debt and Capital Leases due Within One Year (Note 7)	238	148
Total Current Liabilities	4,427	4,736
Long Term Debt and Capital Leases (Note 7)	5,965	6,216
Compensation and Benefits (Notes 9 and 10)	1,509	1,676
Deferred and Other Noncurrent Income Taxes	181	181
Other Long Term Liabilities	696	873
Total Liabilities	12,778	13,682

Commitments and Contingent Liabilities (Note 11)
Minority Shareholders’ Equity (Note 1)	539	582
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 270 million (269 million in 2014) after deducting 8 million treasury shares (9 million in 2014)	270	269
Capital Surplus	3,145	3,141
Retained Earnings	4,551	4,343
Accumulated Other Comprehensive Loss	(4,174)	(4,143)
Goodyear Shareholders’ Equity	3,792	3,610
Minority Shareholders’ Equity — Nonredeemable	227	235
Total Shareholders’ Equity	4,019	3,845
Total Liabilities and Shareholders’ Equity	$17,336	$18,109
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$236	$(38)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	172	183
Amortization and Write-Off of Debt Issuance Costs	2	6
Provision for Deferred Income Taxes	91	(21)
Net Pension Curtailments and Settlements	—	39
Net Rationalization Charges (Note 2)	16	41
Rationalization Payments	(26)	(36)
Net Losses on Asset Sales (Note 3)	1	2
Pension Contributions and Direct Payments	(26)	(1,223)
Net Venezuela Currency Loss (Note 3)	—	157
Gain on Recognition of Deferred Royalty Income (Note 3)	(155)	—
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(495)	(456)
Inventories	8	(214)
Accounts Payable — Trade	(82)	80
Compensation and Benefits	(82)	(44)
Other Current Liabilities	(9)	6
Other Assets and Liabilities	87	(25)
Total Cash Flows from Operating Activities	(262)	(1,543)
Cash Flows from Investing Activities:
Capital Expenditures	(204)	(229)
Asset Dispositions (Note 3)	1	2
Decrease in Restricted Cash	2	4
Short Term Securities Acquired	—	(25)
Short Term Securities Redeemed	21	35
Other Transactions	—	2
Total Cash Flows from Investing Activities	(180)	(211)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	16	13
Short Term Debt and Overdrafts Paid	(22)	—
Long Term Debt Incurred	616	1,104
Long Term Debt Paid	(628)	(272)
Common Stock Issued	2	24
Common Stock Repurchased (Note 12)	(1)	(32)
Common Stock Dividends Paid (Note 12)	(16)	(12)
Preferred Stock Dividends Paid (Note 12)	—	(7)
Transactions with Minority Interests in Subsidiaries	(1)	(23)
Total Cash Flows from Financing Activities	(34)	795
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(72)	(184)
Net Change in Cash and Cash Equivalents	(548)	(1,143)
Cash and Cash Equivalents at Beginning of the Period	2,161	2,996
Cash and Cash Equivalents at End of the Period	$1,613	$1,853
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America ("US GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
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
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2015.
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement should be accounted for as a service contract. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this standards update is not expected to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued an accounting standards update with new guidance on the presentation of debt issuance costs that requires all costs incurred to issue debt to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this standards update will not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued an accounting standards update with new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standards update is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standards update is effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating our significant contracts and assessing any impact of adopting this standards update on our consolidated financial statements.
Recently Adopted Accounting Standards
Effective January 1, 2015, we adopted an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The standards update allows only those disposals representing a strategic shift in operations with a major effect on the entity's operations and financial results to be reported as a discontinued operation. It also allows companies to have

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation. The adoption of this standards update did not impact our consolidated financial statements.
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
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2014	$117	$2	$119
2015 Charges	10	6	16
Reversed to the Statements of Operations	—	—	—
Incurred, Net of Foreign Currency Translation of $(12) million and $0 million, respectively (1)	(33)	(6)	(39)
Balance at March 31, 2015	$94	$2	$96

(1)	Incurred in the first quarter of 2015 of $39 million excludes $3 million of rationalization payments for labor claims relating to a previously closed facility in Greece. Refer to Note 3.
No rationalization actions were initiated in the first quarter of 2015. The accrual balance of $96 million at March 31, 2015 is expected to be substantially utilized within the next 12 months and includes $67 million related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France.
The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended
(In millions)	March 31,
	2015	2014
Current Year Plans
Associate Severance and Other Related Costs	$—	$4
Other Exit and Non-Cancelable Lease Costs	—	1
Current Year Plans - Net Charges	$—	$5

Prior Year Plans
Associate Severance and Other Related Costs	$10	$49
Pension Curtailment Gain	—	(20)
Other Exit and Non-Cancelable Lease Costs	6	7
Prior Year Plans - Net Charges	16	36
Total Net Charges	$16	$41

Asset Write-off and Accelerated Depreciation Charges	$3	$1
Substantially all of the new charges for the three months ended March 31, 2015 and 2014 related to future cash outflows. Net prior year plan charges in the first quarter of 2015 include charges of $12 million for associate severance and idle plant costs related to our exit from the farm business in EMEA and the closure of one of our manufacturing facilities in Amiens, France. In addition, net prior year plan charges in the first quarter of 2014 include charges of $50 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $20 million, related to the closure of one of our manufacturing facilities in Amiens,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

France. Net charges for the three months ended March 31, 2014 included reversals of $3 million for actions no longer needed for their originally intended purposes.
In the first quarter of 2015, approximately 100 associates were released under plans initiated in prior years, primarily related to our exit from the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France. In total, approximately 100 associates remain to be released under rationalization plans. At March 31, 2015, approximately 800 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note 11.
Accelerated depreciation charges for the three months ended March 31, 2015 related to property and equipment in one of our manufacturing facilities in Amiens, France. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2015	2014
Royalty income	$(165)	$(9)
Net foreign currency exchange losses	16	153
Financing fees and financial instruments	16	17
Interest income	(5)	(6)
General and product liability — discontinued products	5	6
Net losses on asset sales	1	2
Miscellaneous	4	5
	$(128)	$168

Royalty income in the first three months of 2015 was $165 million, compared to $9 million in the first three months of 2014. Royalty income is derived primarily from licensing arrangements related to divested businesses. Royalty income in 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015.
Net foreign currency exchange losses in the first three months of 2015 were $16 million, compared to $153 million in the first three months of 2014. Net foreign currency exchange losses in the first quarter of 2014 included a net remeasurement loss of $157 million in Venezuela resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD”) rate, which was 11.4 and 12.0 bolivares fuertes to the U.S. dollar at January 24, 2014 and March 31, 2015, respectively.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. Therefore, in the first quarter of 2014 we recorded a net remeasurement loss of $157 million using the then-applicable SICAD rate. All bolivar-denominated monetary assets and liabilities were remeasured at 12.0 bolivares fuertes to the U.S. dollar at March 31, 2015 and December 31, 2014.
The official exchange rate for imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar; however, the previously existing subsidy exchange rate of 4.3 bolivares fuertes to the U.S. dollar was eliminated and, accordingly, we derecognized $11 million of previously recognized subsidy receivables as part of the first quarter 2014 $157 million remeasurement loss.
We also recorded a subsidy receivable at January 24, 2014 of $50 million related to certain U.S. dollar-denominated payables that were expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar for essential goods, based on ongoing approvals for importation of such goods. In the fourth quarter of 2014, we entered into an agreement with the Venezuelan government to settle $85 million of U.S. dollar-denominated payables at the SICAD rate that we previously had expected to be

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar and, accordingly, derecognized the remaining subsidy receivable of $45 million. As of March 31, 2015, we have received payments of $7 million under this agreement. Going forward, subsidies received from the government related to certain U.S. dollar-denominated payables settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar will only be recognized in CGS upon receipt.
Miscellaneous expense in the first three months of 2015 and 2014 included charges of $4 million and $7 million, respectively, for labor claims related to a previously closed facility in Greece. Also included in Other (Income) Expense are financing fees and financial instruments expense consisting of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions; interest income consisting primarily of amounts earned on cash deposits; general and product liability — discontinued products expense which includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; and net gains and losses on asset sales.

NOTE 4. INCOME TAXES
For the three months ended March 31, 2015, we recorded tax expense of $123 million on income before income taxes of $359 million. For the three months ended March 31, 2014, we recorded tax expense of $8 million on a loss before income taxes of $30 million. Income tax expense for the three months ended March 31, 2015 was unfavorably impacted by $4 million of discrete tax adjustments, primarily related to prior tax years, resulting from an audit in EMEA. The increase in income taxes for the three months ended March 31, 2015 compared to 2014 was primarily due to recording tax expense on our U.S. income as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.
We record taxes based on overall estimated annual effective tax rates. In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance on certain deferred tax assets, including those in the U.S., and charges that were not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
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
At January 1, 2015, we had unrecognized tax benefits of $81 million that if recognized, would have a favorable impact on our tax expense of $65 million. We had accrued interest of $15 million as of January 1, 2015. If not favorably settled, $26 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. It is reasonably possible that $15 million of our unrecognized tax benefits and $5 million our accrued interest will be paid or favorably settled during the next 12 months. We do not expect these changes to have a significant impact on our financial position or results of operations.
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
Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2015	2014
Earnings (loss) per share — basic:
Goodyear net income (loss)	$224	$(51)
Less: Preferred stock dividends	—	7
Goodyear net income (loss) available to common shareholders	$224	$(58)
Weighted average shares outstanding	270	248
Earnings (loss) per common share — basic	$0.83	$(0.23)

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$224	$(51)
Less: Preferred stock dividends	—	7
Goodyear net income (loss) available to common shareholders	$224	$(58)
Weighted average shares outstanding	270	248
Dilutive effect of stock options and other dilutive securities	4	—
Weighted average shares outstanding — diluted	274	248
Earnings (loss) per common share — diluted	$0.82	$(0.23)
Weighted average shares outstanding - diluted for the three months ended March 31, 2015 and 2014 both exclude approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).
Additionally, weighted average shares outstanding - diluted for the three months ended March 31, 2014 excludes the effect of approximately 28 million equivalent shares related to the mandatory convertible preferred stock and the effect of approximately 10 million equivalent shares, with a dilutive effect of approximately 5 million shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive. In addition, Goodyear net loss used to compute earnings per common share - diluted for the three months ended March 31, 2014 is reduced by $7 million of preferred stock dividends since the inclusion of the related shares of preferred stock would have been anti-dilutive.
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2015	2014
Sales:
North America	$1,858	$1,879
Europe, Middle East and Africa	1,331	1,676
Asia Pacific	450	492
Latin America	385	422
Net Sales	$4,024	$4,469
Segment Operating Income:
North America	$198	$156
Europe, Middle East and Africa	73	110
Asia Pacific	67	65
Latin America	53	42
Total Segment Operating Income	391	373
Less:
Rationalizations	16	41
Interest expense	103	105
Other (income) expense (1)	(128)	168
Asset write-offs and accelerated depreciation	3	1
Corporate incentive compensation plans	13	27
Pension curtailments/settlements	—	33
Intercompany profit elimination	6	13
Retained expenses of divested operations	2	4
Other	17	11
Income (Loss) before Income Taxes	$359	$(30)

(1)
For the three months ended March 31, 2015, Other (income) expense includes royalty income of $155 million attributable to a one-time gain on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business that is not included in segment operating income. For the three months ended March 31, 2014, Other (income) expense includes a net foreign currency remeasurement loss of $157 million related to the January 24, 2014 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Substantially all of the pension curtailment charges of $33 million for the three months ended March 31, 2014 noted above related to our North America strategic business unit ("SBU"); however, such costs were not included in North America segment operating income for purposes of management's assessment of SBU operating performance. In addition, rationalizations, as described in Note 2, Costs Associated with Rationalization Programs; net (gains) losses on asset sales; and asset write-offs and accelerated depreciation are not (credited) charged to the SBUs for performance evaluation purposes, but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Rationalizations:
North America	$—	$(1)
Europe, Middle East and Africa	15	38
Asia Pacific	1	4
Total Segment Rationalizations	$16	$41

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa	$2	$2
Latin America	(1)	—
Total Segment Asset Sales	$1	$2

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$3	$1
Total Segment Asset Write-offs and Accelerated Depreciation	$3	$1

NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2015, we had total credit arrangements of $8,432 million, of which $1,888 million were unused. At that date, 34% of our debt was at variable interest rates averaging 5.62%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2015, we had short term committed and uncommitted credit arrangements totaling $417 million, of which $394 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2015	2014
Notes payable and overdrafts	$23	$30
Weighted average interest rate	8.11%	10.63%
Long term debt and capital leases due within one year
Other domestic and foreign debt (including capital leases)	$238	$148
Weighted average interest rate	6.00%	7.75%
Total obligations due within one year	$261	$178

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2015, we had long term credit arrangements totaling $8,015 million, of which $1,494 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2015		December 31, 2014
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$269		$303
8.25% due 2020	996		996
8.75% due 2020	270		269
6.5% due 2021	900		900
7% due 2022	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	996	4.75%	1,196	4.75%
€400 million revolving credit facility due 2016	194	2.49%	—	—
Pan-European accounts receivable facility	255	1.56%	343	1.54%
Chinese credit facilities	533	5.65%	535	5.65%
Other foreign and domestic debt(1)	886	8.75%	913	8.70%
	6,149		6,305
Capital lease obligations	54		59
	6,203		6,364
Less portion due within one year	(238)		(148)
	$5,965		$6,216
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
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2015, our borrowing base, and therefore our availability, under this facility was $587 million below the facility's stated amount of $2.0 billion.
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
At March 31, 2015 and December 31, 2014, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $372 million at March 31, 2015 and $377 million at December 31, 2014.
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
At March 31, 2015 and December 31, 2014, the amounts outstanding under this facility were $996 million and $1,196 million, respectively.
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
At March 31, 2015, the amounts outstanding under the German and all-borrower tranche were $108 million (€100 million) and $86 million (€80 million), respectively. At December 31, 2014, there were no borrowings outstanding under the revolving credit facility. There were no letters of credit issued at March 31, 2015 and December 31, 2014.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 17, 2014 to October 15, 2015, the designated maximum amount of the facility is €380 million.
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
At March 31, 2015, the amounts available and utilized under this program totaled $255 million (€237 million). At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $65 million (85 million Australian dollars) of funding. At March 31, 2015, the amounts available and utilized under this program were $39 million and $21 million, respectively. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2014 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2015, the gross amount of receivables sold was $292 million, compared to $365 million at December 31, 2014.
Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At March 31, 2015, these non-revolving credit facilities were fully drawn and can only be used to finance the expansion of our manufacturing facility in China. There were $533 million and $535 million of borrowings outstanding under these facilities at March 31, 2015 and December 31, 2014, respectively. The facilities ultimately mature in 2020 and principal amortization begins in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At both March 31, 2015 and December 31, 2014, restricted cash related to funds obtained under these credit facilities was $4 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the classification changes in fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2015	2014
Fair Values — asset (liability):
Accounts receivable	$34	$20
Other current liabilities	(8)	(4)
At March 31, 2015 and December 31, 2014, these outstanding foreign currency derivatives had notional amounts of $990 million and $878 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains of $58 million and net transaction losses of $8 million for the three months ended March 31, 2015 and 2014, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2015	2014
Fair Values — asset (liability):
Accounts receivable	$16	$10
At March 31, 2015 and December 31, 2014, these outstanding foreign currency derivatives had notional amounts of $178 million and $157 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2015	2014
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(15)	$2
Amount of deferred (gain) loss reclassified from AOCL into CGS	(5)	1
The estimated net amount of deferred gains at March 31, 2015 that is expected to be reclassified to earnings within the next twelve months is $19 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Assets:
Investments	$70	$56	$70	$56	$—	$—	$—	$—
Foreign Exchange Contracts	50	30	—	—	50	30	—	—
Total Assets at Fair Value	$120	$86	$70	$56	$50	$30	$—	$—

Liabilities:
Foreign Exchange Contracts	$8	$4	$—	$—	$8	$4	$—	$—
Total Liabilities at Fair Value	$8	$4	$—	$—	$8	$4	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2015 and December 31, 2014. The fair value was estimated using quoted market prices.

	March 31,	December 31,
(In millions)	2015	2014
Fixed Rate Debt:
Carrying amount — liability	$4,075	$4,132
Fair value — liability	4,354	4,225

Variable Rate Debt:
Carrying amount — liability	$2,074	$2,173
Fair value — liability	2,084	2,170

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2015	2014
Service cost — benefits earned during the period	$1	$9
Interest cost on projected benefit obligation	61	65
Expected return on plan assets	(75)	(80)
Amortization of: — prior service cost	—	1
— net losses	28	33
Net periodic pension cost	15	28
Net curtailments/settlements/termination benefits	—	32
Total defined benefit pension cost	$15	$60

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2015	2014
Service cost — benefits earned during the period	$9	$9
Interest cost on projected benefit obligation	29	34
Expected return on plan assets	(26)	(30)
Amortization of net losses	9	9
Net periodic pension cost	21	22
Net curtailments/settlements/termination benefits	—	(13)
Total defined benefit pension cost	$21	$9

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
In the first quarter of 2014, we also ceased production at one of our manufacturing facilities in Amiens, France and recorded curtailment gains of $20 million, which is included in rationalization charges, related to the termination of employees at that facility who were participants in our France retirement indemnity plan.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2015. For the three months ended March 31, 2015, we contributed $16 million to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2015 and 2014 was $33 million and $27 million, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended March 31, 2015 and 2014 was $4 million and $3 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.7 million stock options, 0.2 million restricted stock units and 0.2 million performance share units during the three months ended March 31, 2015 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the three months ended March 31, 2015 were $27.16 and $11.44, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.3 years
Interest rate: 1.83%
Volatility: 42.00%
Dividend yield: 0.88%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $26.32 for restricted stock units and $28.44 for performance share units granted during the three months ended March 31, 2015.
We recognized stock-based compensation expense of $4 million and $7 million during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $44 million and is expected to be recognized over the remaining vesting period of the respective grants, through October 2020.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $46 million at both March 31, 2015 and December 31, 2014 for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million was included in Other Current Liabilities at both March 31, 2015 and December 31, 2014. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $309 million and $306 million for anticipated costs related to workers’ compensation at March 31, 2015 and December 31, 2014, respectively. Of these amounts, $66 million and $71 million was included in Current Liabilities as part of Compensation and Benefits at March 31, 2015 and December 31, 2014, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2015 and December 31, 2014, the liability was discounted using a risk-free rate of return. At March 31, 2015, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $330 million and $324 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2015 and December 31, 2014, respectively. Of these amounts, $46 million was included in Other Current Liabilities at both March 31, 2015 and December 31, 2014. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2015, we do not believe that estimated reasonably possible losses associated with general and product liability claims

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 110,500 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $464 million through March 31, 2015 and $458 million through December 31, 2014.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2015	December 31, 2014
Pending claims, beginning of period	73,800	74,000
New claims filed	400	1,900
Claims settled/dismissed	(1,000)	(2,100)
Pending claims, end of period	73,200	73,800
Payments (1)	$4	$20
________________________________

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $152 million and $151 million at March 31, 2015 and December 31, 2014, respectively.
We recorded a receivable related to asbestos claims of $71 million at both March 31, 2015 and December 31, 2014. We expect that approximately 50% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million were included in Current Assets as part of Accounts Receivable at both March 31, 2015 and December 31, 2014. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.
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
Brazilian Indirect Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $28 million). We have filed a response contesting this assessment and are defending the matter. In the event we are unsuccessful in defending the assessment, our results of operations could be materially affected.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have reasserted wrongful termination or other claims totaling €107 million ($115 million) against Goodyear Dunlop Tires France that were previously dismissed without prejudice. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $7 million at both March 31, 2015, and December 31, 2014. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

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
Dividends
In the first three months of 2015, we paid cash dividends of $16 million on our common stock. On April 13, 2015, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of common stock, or approximately $16 million in the aggregate. The dividend will be paid on June 1, 2015 to stockholders of record as of the close of business on May 1, 2015. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. We did not repurchase any shares under our common stock repurchase program during the first quarter of 2015.
In addition, we routinely repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first quarter of 2015, we repurchased 39,351 shares at an average price of $27.07 per share, or $1 million in the aggregate.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the three months ended March 31, 2015 and 2014:

	March 31, 2015			March 31, 2014
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$3,610	$235	$3,845	$1,606	$262	$1,868
Comprehensive income:
Net income (loss)	224	3	227	(51)	7	(44)
Foreign currency translation net of tax benefit of $34 in 2015 ($0 in 2014)	(63)	(10)	(73)	(6)	(1)	(7)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost net of tax of $9 in 2015 ($2 in 2014)	18	—	18	31	—	31
Decrease (increase) in net actuarial losses net of tax of $0 in 2015 ($0 in 2014)	—	—	—	8	—	8
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures net of tax of $0 in 2015 ($0 in 2014)	—	—	—	38	—	38
Deferred derivative gains (losses) net of tax of $2 in 2015 ($0 in 2014)	11	—	11	(2)	—	(2)
Reclassification adjustment for amounts recognized in income net of tax benefit of $1 in 2015 ($0 in 2014)	(4)	—	(4)	1	—	1
Unrealized investment gains (losses) net of tax of $4 in 2015 ($0 in 2014)	7	—	7	(5)	—	(5)
Other comprehensive income (loss)	(31)	(10)	(41)	65	(1)	64
Total comprehensive income	193	(7)	186	14	6	20
Purchase of subsidiary shares from minority interest	—	—	—	(6)	(17)	(23)
Dividends declared to minority shareholders	—	(1)	(1)	—	(7)	(7)
Stock-based compensation plans (Note 10)	4	—	4	6	—	6
Repurchase of common stock (Note 12)	(1)	—	(1)	(32)	—	(32)
Dividends declared (Note 12)	(16)	—	(16)	(19)	—	(19)
Common stock issued from treasury	2	—	2	24	—	24
Balance at end of period	$3,792	$227	$4,019	$1,593	$244	$1,837

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Balance at beginning of period	$582	$577
Comprehensive income (loss):
Net income (loss)	9	6
Foreign currency translation, net of tax of $0 in 2015 ($0 in 2014)	(55)	1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 in 2015 ($0 in 2014)	1	1
Decrease (increase) in net actuarial losses, net of tax of $0 in 2015 ($0 in 2014)	—	11
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 in 2015 ($0 in 2014)	—	4
Deferred derivative gains (losses), net of tax of $0 in 2015 ($0 in 2014)	2	—
Other comprehensive income (loss)	(52)	17
Total comprehensive income (loss)	(43)	23
Balance at end of period	$539	$600

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the three months ended March 31, 2015 and 2014:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2014	$(894)	$(3,297)	$12	$36	$(4,143)
Other comprehensive income (loss) before reclassifications	(63)	—	11	7	(45)
Amounts reclassified from accumulated other comprehensive loss	—	18	(4)	—	14
Balance at March 31, 2015	$(957)	$(3,279)	$19	$43	$(4,174)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2013	$(690)	$(3,290)	$(1)	$34	$(3,947)
Other comprehensive income (loss) before reclassifications	(6)	8	(2)	(5)	(5)
Amounts reclassified from accumulated other comprehensive loss	—	69	1	—	70
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at March 31, 2014	$(697)	$(3,213)	$(2)	$29	$(3,883)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended March 31,
(In millions) (Income) Expense	2015	2014
Component of AOCL	Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$28	$34	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	42	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$28	$76
Tax effect	(9)	(2)	United States and Foreign Taxes
Minority interest	(1)	(5)	Minority Shareholders' Net Income
Net of tax	$18	$69	Goodyear Net Income (Loss)

Deferred Derivative (Gains) Losses, before tax	$(5)	$1	Cost of Goods Sold
Tax effect	1	—	United States and Foreign Taxes
Net of tax	$(4)	$1	Goodyear Net Income (Loss)

Total reclassifications	$14	$70	Goodyear Net Income (Loss)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization of prior service cost and unrecognized gains and losses and immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 9, Pension, Savings and Other Postretirement Benefit Plans in this Form 10-Q and No. 16, Pension, Other Postretirement Benefits and Savings Plans, in our 2014 Form 10-K.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$330	$45	$1,238	$—	$1,613
Accounts Receivable	842	157	1,524	—	2,523
Accounts Receivable From Affiliates	—	697	—	(697)	—
Inventories	1,154	158	1,272	(46)	2,538
Deferred Income Taxes	503	6	55	4	568
Prepaid Expenses and Other Current Assets	42	3	148	(1)	192
Total Current Assets	2,871	1,066	4,237	(740)	7,434
Goodwill	—	24	420	108	552
Intangible Assets	116	—	21	—	137
Deferred Income Taxes	1,567	18	89	8	1,682
Other Assets	246	79	380	—	705
Investments in Subsidiaries	4,060	406	—	(4,466)	—
Property, Plant and Equipment	2,316	121	4,418	(29)	6,826
Total Assets	$11,176	$1,714	$9,565	$(5,119)	$17,336
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$830	$183	$1,599	$—	$2,612
Accounts Payable to Affiliates	570	—	127	(697)	—
Compensation and Benefits	357	29	283	—	669
Other Current Liabilities	290	27	573	(5)	885
Notes Payable and Overdrafts	—	—	23	—	23
Long Term Debt and Capital Leases Due Within One Year	6	—	232	—	238
Total Current Liabilities	2,053	239	2,837	(702)	4,427
Long Term Debt and Capital Leases	4,175	—	1,790	—	5,965
Compensation and Benefits	614	117	778	—	1,509
Deferred and Other Noncurrent Income Taxes	3	5	179	(6)	181
Other Long Term Liabilities	539	11	146	—	696
Total Liabilities	7,384	372	5,730	(708)	12,778
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	370	169	539
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	270	—	—	—	270
Other Equity	3,522	1,342	3,238	(4,580)	3,522
Goodyear Shareholders’ Equity	3,792	1,342	3,238	(4,580)	3,792
Minority Shareholders’ Equity — Nonredeemable	—	—	227	—	227
Total Shareholders’ Equity	3,792	1,342	3,465	(4,580)	4,019
Total Liabilities and Shareholders’ Equity	$11,176	$1,714	$9,565	$(5,119)	$17,336

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended March 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,840	$520	$2,602	$(938)	$4,024
Cost of Goods Sold	1,443	472	2,103	(952)	3,066
Selling, Administrative and General Expense	226	40	344	(2)	608
Rationalizations	—	—	16	—	16
Interest Expense	80	6	30	(13)	103
Other (Income) Expense	(162)	(15)	12	37	(128)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	253	17	97	(8)	359
United States and Foreign Taxes	87	5	30	1	123
Equity in Earnings of Subsidiaries	58	7	—	(65)	—
Net Income (Loss)	224	19	67	(74)	236
Less: Minority Shareholders’ Net Income (Loss)	—	—	12	—	12
Goodyear Net Income (Loss) available to Common Shareholders	$224	$19	$55	$(74)	$224
Comprehensive Income (Loss)	$193	$34	$(62)	$(22)	$143
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(29)	(21)	(50)
Goodyear Comprehensive Income (Loss)	$193	$34	$(33)	$(1)	$193

	Consolidating Statements of Operations
	Three Months Ended March 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,875	$601	$3,159	$(1,166)	$4,469
Cost of Goods Sold	1,558	548	2,582	(1,170)	3,518
Selling, Administrative and General Expense	224	40	406	(3)	667
Rationalizations	(1)	—	42	—	41
Interest Expense	82	7	31	(15)	105
Other (Income) Expense	(12)	(4)	138	46	168
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	24	10	(40)	(24)	(30)
United States and Foreign Taxes	2	3	3	—	8
Equity in Earnings of Subsidiaries	(73)	6	—	67	—
Net Income (Loss)	(51)	13	(43)	43	(38)
Less: Minority Shareholders’ Net Income (Loss)	—	—	13	—	13
Goodyear Net Income (Loss)	(51)	13	(56)	43	(51)
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$(58)	$13	$(56)	$43	$(58)
Comprehensive Income (Loss)	$14	$25	$30	$(26)	$43
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	29	—	29
Goodyear Comprehensive Income (Loss)	$14	$25	$1	$(26)	$14

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(76)	$(33)	$(141)	$(12)	$(262)
Cash Flows from Investing Activities:
Capital Expenditures	(60)	(11)	(136)	3	(204)
Asset Dispositions	—	—	1	—	1
Decrease in Restricted Cash	—	—	2	—	2
Short Term Securities Redeemed	—	—	21	—	21
Total Cash Flows from Investing Activities	(60)	(11)	(112)	3	(180)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	14	7	16	(21)	16
Short Term Debt and Overdrafts Paid	(7)	—	(36)	21	(22)
Long Term Debt Incurred	141	—	475	—	616
Long Term Debt Paid	(341)	—	(287)	—	(628)
Common Stock Issued	2	—	—	—	2
Common Stock Repurchased	(1)	—	—	—	(1)
Common Stock Dividends Paid	(16)	—	—	—	(16)
Intercompany Dividends Paid	—	—	(9)	9	—
Transactions with Minority Interests in Subsidiaries	—	—	(1)	—	(1)
Total Cash Flows from Financing Activities	(208)	7	158	9	(34)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(7)	(65)	—	(72)
Net Change in Cash and Cash Equivalents	(344)	(44)	(160)	—	(548)
Cash and Cash Equivalents at Beginning of the Period	674	89	1,398	—	2,161
Cash and Cash Equivalents at End of the Period	$330	$45	$1,238	$—	$1,613

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(1,132)	$(36)	$(349)	$(26)	$(1,543)
Cash Flows from Investing Activities:
Capital Expenditures	(86)	(5)	(139)	1	(229)
Asset Dispositions	—	—	2	—	2
Decrease in Restricted Cash	—	—	4	—	4
Short Term Securities Acquired	—	—	(25)	—	(25)
Short Term Securities Redeemed	—	—	35	—	35
Capital Contributions and Loans Incurred	(187)	—	(452)	639	—
Capital Redemptions and Loans Paid	364	—	209	(573)	—
Other Transactions	1	—	1	—	2
Total Cash Flows from Investing Activities	92	(5)	(365)	67	(211)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	9	51	(47)	13
Short Term Debt and Overdrafts Paid	(47)	—	—	47	—
Long Term Debt Incurred	300	—	804	—	1,104
Long Term Debt Paid	(202)	—	(70)	—	(272)
Common Stock Issued	24	—	—	—	24
Common Stock Repurchased	(32)	—	—	—	(32)
Common Stock Dividends Paid	(12)	—	—	—	(12)
Preferred Stock Dividends Paid	(7)	—	—	—	(7)
Capital Contributions and Loans Incurred	452	—	187	(639)	—
Capital Redemptions and Loans Paid	(209)	—	(364)	573	—
Intercompany Dividends Paid	—	—	(25)	25	—
Transactions with Minority Interests in Subsidiaries	—	—	(23)	—	(23)
Total Cash Flows from Financing Activities	267	9	560	(41)	795
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(2)	(182)	—	(184)
Net Change in Cash and Cash Equivalents	(773)	(34)	(336)	—	(1,143)
Cash and Cash Equivalents at Beginning of the Period	1,269	94	1,633	—	2,996
Cash and Cash Equivalents at End of the Period	$496	$60	$1,297	$—	$1,853

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income (loss) available to common shareholders.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 50 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa (“EMEA”); Asia Pacific; and Latin America.
In the first quarter of 2015, we continued to be impacted by the strengthening of the U.S. dollar against most foreign currencies. Despite these foreign currency headwinds, we produced total segment operating income of $391 million in the first quarter of 2015, including segment operating income of $198 million in North America. Contributing to these results, tire unit volume in the first quarter of 2015 was up 2.1% compared to the first quarter of 2014. In the first quarter of 2015, we realized approximately $68 million of cost savings, which exceeded the impact of general inflation. Our raw material costs decreased by $104 million in the first quarter of 2015 compared to the first quarter of 2014, including $58 million of raw material cost saving measures, and more than offset declines in price and product mix.
On April 24, 2015, we announced that we have selected San Luis Potosi, Mexico as the site for our new consumer tire factory to serve customers in the Americas. The new factory, combined with investments in our existing factories, will enable us to meet the strong and growing market demand for our products in North America and Latin America.
In the first quarter of 2014, we closed one of our manufacturing facilities in Amiens, France and in the fourth quarter of 2014 we ceased our remaining farm tire production in EMEA. We are currently dismantling the Amiens plant and expect to be completed by the end of 2015. As a result of additional costs related to the dismantling process and revised estimates for certain associate-related costs, we now expect total net charges of approximately $320 million (approximately $240 million after taxes and minority interest), of which approximately $290 million has been recorded through March 31, 2015. The remaining charges are expected to be recognized in 2015. Approximately $100 million of the expected total net charges relate to future cash payments, primarily for employee wages and benefits and plant dismantling. We realized savings of $55 million during 2014 and incremental savings of $8 million in the first three months of 2015, for cumulative savings of $63 million, from the closure of the Amiens facility and exit of the farm tire business in EMEA. We expect to realize additional incremental savings of $12 million over the last nine months of 2015.
Net sales in the first quarter of 2015 were $4,024 million, compared to $4,469 million in the first quarter of 2014. Net sales decreased in the first quarter of 2015 due to unfavorable foreign currency translation, primarily in EMEA, a decline in price and product mix, primarily in Asia Pacific as a result of the impact of lower raw material costs on pricing, and lower sales in other tire-related businesses, primarily third-party chemical sales in North America. These declines were partially offset by higher tire unit volume.
In the first quarter of 2015, Goodyear net income was $224 million, compared to Goodyear net loss of $51 million in the first quarter of 2014. In the first quarter of 2015, Goodyear net income available to common shareholders was $224 million, or $0.82 per share, compared to Goodyear net loss available to common shareholders of $58 million, or $0.23 per share, in the first quarter of 2014. The increase in Goodyear net income in the first quarter of 2015 compared to the first quarter of 2014 was primarily driven by an increase in royalty income in 2015 resulting from a $155 million one-time pre-tax gain on the recognition of deferred royalty income from the termination of a licensing agreement associated with the sale of our former Engineered Products business, lower foreign currency exchange losses in 2015 as the prior year included a $157 million pre-tax net remeasurement loss from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar, and lower selling, administrative and general ("SAG") expenses, primarily due to foreign currency translation. These items were partially offset by an increase in income tax expense in 2015 due to recording tax expense on our U.S. income as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014. Over the next five years, we estimate utilizing the majority of our tax credits and tax loss carryforwards and paying no significant federal income tax.
Our total segment operating income for the first quarter of 2015 was $391 million, compared to $373 million in the first quarter of 2014. The $18 million increase in segment operating income was due primarily to a decline in raw material costs of $104 million and higher tire volume of $23 million. Segment operating income also benefited from lower costs due to a prior year charge of $11 million related to a commercial tire customer satisfaction program and incremental savings of $8 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. These increases were partially offset by higher conversion costs of $58 million, unfavorable foreign currency translation of $40 million and lower price and product mix of $29 million. Refer to "Results of Operations — Segment Information” for additional information.

At March 31, 2015, we had $1,613 million of Cash and cash equivalents as well as $1,888 million of unused availability under our various credit agreements, compared to $2,161 million and $2,317 million, respectively, at December 31, 2014. Cash and cash equivalents decreased by $548 million from December 31, 2014 due primarily to cash used for seasonal working capital needs of $569 million. Refer to "Liquidity and Capital Resources" for additional information.
We continue to expect that our full-year tire unit volume growth for 2015 compared to 2014 will be up 1% to 2%. We also continue to expect cost savings to more than offset general inflation in 2015. Based on current spot rates, we now expect foreign currency translation to negatively affect segment operating income by approximately $200 million in 2015 compared to 2014.
Based on current raw material spot prices, for the full year of 2015, we now expect our raw material costs will be approximately 12% lower than 2014, and we continue to expect the benefit of lower raw material costs to more than offset declines in price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2015 were $4,024 million, decreasing $445 million, or 10.0%, from $4,469 million in the first quarter of 2014. Goodyear net income was $224 million in the first quarter of 2015, compared to Goodyear net loss of $51 million in the first quarter of 2014. Goodyear net income available to common shareholders was $224 million, or $0.82 per share, in the first quarter of 2015, compared to Goodyear net loss available to common shareholders of $58 million, or $0.23 per share, in the first quarter of 2014.
Net sales decreased in the first quarter of 2015, due primarily to unfavorable foreign currency translation of $393 million, primarily in EMEA, a decline in price and product mix of $54 million, primarily in Asia Pacific, as a result of the impact of lower raw material costs on pricing, and lower sales in other tire-related businesses of $57 million, primarily third-party chemical sales in North America. Net sales were also negatively impacted by $24 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume of $82 million.
Worldwide tire unit sales in the first quarter of 2015 were 40.8 million units, increasing 0.8 million units, or 2.1%, from 40.0 million units in the first quarter of 2014. Replacement tire volume increased 0.5 million units, or 1.9%, primarily in Latin America. Original equipment ("OE") tire volume increased 0.3 million units, or 2.5%, primarily in Asia Pacific.
Cost of goods sold (“CGS”) in the first quarter of 2015 was $3,066 million, decreasing $452 million, or 12.8%, from $3,518 million in the first quarter of 2014. CGS decreased due to foreign currency translation of $287 million, primarily in EMEA, lower raw material costs of $104 million, primarily in EMEA and North America, lower costs in other tire-related businesses of $60 million, primarily related to third-party chemical sales in North America, and lower costs of $29 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These decreases were partially offset by higher tire volume of $59 million and higher conversion costs of $58 million, including the unfavorable impact of additional under-absorbed fixed overhead costs of approximately $29 million. CGS in 2015 also benefited from lower costs due to prior year charges, including a pension curtailment loss of $33 million ($32 million after-tax and minority) as a result of the future accrual freezes to pension plans in North America, a charge of $11 million related to a commercial tire customer satisfaction program in EMEA and a pension settlement loss of $5 million ($4 million after-tax and minority) related to lump sum payments to settle certain liabilities for our U.K. pension plans. CGS in the first quarter of 2015 included pension expense of $20 million, which decreased from $44 million in the first quarter of 2014, due primarily to the freeze of our hourly U.S. pension plans effective April 30, 2014.
The first quarter of 2015 included accelerated depreciation of $3 million ($2 million after-tax and minority) compared to $1 million ($1 million after-tax and minority) in the 2014 period, which was primarily related to the closure one of our manufacturing facilities in Amiens, France and our exit from the farm business in EMEA. CGS in the first quarter of 2015 and 2014 also included savings from rationalization plans of $9 million and $10 million, respectively, including savings related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS was 76.2% of sales in the first quarter of 2015 compared to 78.7% in the first quarter of 2014.
SAG in the first quarter of 2015 was $608 million, decreasing $59 million, or 8.8%, from $667 million in the first quarter of 2014. SAG decreased due to foreign currency translation of $66 million, primarily in EMEA. SAG in the first quarter of 2015 included pension expense of $15 million, compared to $14 million in 2014, primarily related to North America. SAG in the first quarter of 2015 and 2014 also included savings from rationalization plans of $7 million and $6 million, respectively. SAG was 15.1% of sales in the first quarter of 2015, compared to 14.9% in the first quarter of 2014.
We recorded net rationalization charges of $16 million ($12 million after-tax and minority) in the first quarter of 2015 related to prior year plans, primarily the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. No rationalization actions were initiated in the first quarter of 2015. We recorded net rationalization charges of $41 million ($29 million after-tax and minority) in the first quarter of 2014. Net charges in the first quarter of 2014 include charges of $61 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $20 million, primarily related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in the first quarter of 2014 primarily consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. EMEA and Asia Pacific also initiated plans in the first quarter of 2014 to reduce SAG headcount.
Interest expense in the first quarter of 2015 was $103 million, decreasing $2 million, or 1.9%, from $105 million in the first quarter of 2014. The effect of higher average interest rates of 6.53% in the first quarter of 2015 compared to 6.28% in the first quarter of 2014 was more than offset by lower average debt balances of $6,310 million in the first quarter of 2015 compared to $6,685 million in the first quarter of 2014.
Other (Income) Expense in the first quarter of 2015 was $128 million of income, compared to $168 million of expense in the first quarter of 2014. Other (Income) Expense in the first quarter of 2015 included royalty income of $165 million compared to $9 million in the first quarter of 2014. Royalty income in 2015 included a one-time pre-tax gain of $155 million ($99 million after-tax and minority) on the recognition of deferred royalty income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015. We will recognize approximately $7 million of additional royalty revenue from this agreement in the next six months during a transition period.
Other (Income) Expense also included net foreign currency exchange losses in the first quarter of 2015 of $16 million, compared to $153 million in the first quarter of 2014. Net foreign currency exchange losses in 2014 include a net remeasurement loss of $157 million ($132 million after-tax and minority) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Other (Income) Expense in the first quarter of 2015 and 2014 included charges of $4 million ($4 million after tax and minority) and $7 million ($7 million after tax and minority), respectively, for labor claims related to a previously closed facility in Greece, and net losses on asset sales of $1 million ($1 million after-tax and minority) and $2 million ($2 million after-tax and minority), respectively.
Tax expense in the first quarter of 2015 was $123 million on income before income taxes of $359 million. In the first quarter of 2014, we recorded tax expense of $8 million on a loss before income taxes of $30 million. Income tax expense in the first quarter of 2015 was unfavorably impacted by $4 million ($5 million after minority interest) of discrete tax adjustments, primarily related to prior tax years, resulting from an audit in EMEA. The audit adjustments also included the repayment of certain investment grants of $3 million, which are included in CGS. The increase in income taxes for the three months ended March 31, 2015 compared to 2014 was due to recording tax expense on our U.S. income as a result of the reversal of the tax valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.
In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance on certain deferred tax assets, including those in the U.S., and charges that were not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist within the next twelve months. This may result in a one-time tax benefit of up to $80 million ($60 million after minority).
Minority shareholders’ net income in the first quarter of 2015 was $12 million, compared to $13 million in 2014.

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

Total segment operating income in the first quarter of 2015 was $391 million, increasing $18 million, or 4.8%, from $373 million in the first quarter of 2014. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2015 was 9.7%, compared to 8.3% in the first quarter of 2014.
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
North America

	Three Months Ended March 31,
				Percent
(In millions)	2015	2014	Change	Change
Tire Units	14.8	14.6	0.2	1.7%
Net Sales	$1,858	$1,879	$(21)	(1.1)%
Operating Income	198	156	42	26.9%
Operating Margin	10.7%	8.3%
North America unit sales in the first quarter of 2015 increased 0.2 million units, or 1.7%, to 14.8 million units. Replacement tire volume increased 1.6%, due to higher consumer replacement sales driven by strong demand for Goodyear brand products. OE tire volume increased 2.0%, primarily in commercial OE.
Net sales in the first quarter of 2015 were $1,858 million, decreasing $21 million, or 1.1%, from $1,879 million in the first quarter of 2014. The decrease was due primarily to lower sales in our other tire-related businesses of $35 million, driven by a decrease in the price of third-party chemical sales. In addition, net sales declined due to unfavorable foreign currency translation of $10 million. These decreases were partially offset by higher volume of $25 million.
Operating income in the first quarter of 2015 was $198 million, increasing $42 million, or 26.9%, from $156 million in the first quarter of 2014. The increase in operating income was due primarily to a decline in raw material costs of $43 million, which more than offset the effect of lower price and product mix of $2 million. Operating income was also positively impacted by higher volume of $6 million. These improvements were partially offset by higher SAG expenses of $6 million.
Operating income in the first quarter of 2014 excluded net pension curtailment charges of $33 million and a net rationalization reversal of $1 million.
Europe, Middle East and Africa

	Three Months Ended March 31,
				Percent
(In millions)	2015	2014	Change	Change
Tire Units	15.9	16.2	(0.3)	(1.6)%
Net Sales	$1,331	$1,676	$(345)	(20.6)%
Operating Income	73	110	(37)	(33.6)%
Operating Margin	5.5%	6.6%
Europe, Middle East and Africa unit sales in the first quarter of 2015 decreased 0.3 million units, or 1.6%, to 15.9 million units. Replacement tire volume decreased 0.2 million units, or 1.3%, primarily in our consumer and farm businesses. OE tire volume decreased 0.1 million units, or 2.4%, primarily in our consumer business. Decreased unit volumes primarily reflect increased competition in lower-end consumer products and our decision to exit the farm business at the end of 2014.
Net sales in the first quarter of 2015 were $1,331 million, decreasing $345 million, or 20.6%, from $1,676 million in the first quarter of 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $282 million, unfavorable price and product mix of $18 million, driven by the impact of lower raw material costs on pricing, and lower tire volume of $18 million. Net sales were also negatively impacted by $24 million due to our exit from the farm tire business in the fourth quarter of 2014.
Operating income in the first quarter of 2015 was $73 million, decreasing $37 million, or 33.6%, from $110 million in the first quarter of 2014. Operating income decreased due primarily to unfavorable foreign currency translation of $33 million, higher conversion costs of $22 million due to increased under-absorbed overhead resulting from lower production volumes in the fourth quarter of 2014, and lower volume of $6 million. These decreases were partially offset by a decline in raw material costs of $45 million, which more than offset the effect of lower price and product mix of $40 million. Operating income also benefited from lower costs due to a prior year charge of $11 million related to a commercial tire customer satisfaction program and additional savings of $8 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. Conversion costs and SAG included savings from rationalization plans of $5 million and $2 million, respectively.
Operating income in the first quarter of 2015 excluded net rationalization and accelerated depreciation charges of $15 million and $3 million, respectively, primarily related to the closure of one of our Amiens, France manufacturing facilities and our exit from the farm tire business, charges of $4 million related to labor claims with respect to a previously closed facility in Greece, and a net loss on asset sales of $2 million. Operating income in the first quarter of 2014 excluded net rationalization charges of $38 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $7 million related to labor claims with respect to a previously closed facility in Greece, a net loss on asset sales of $2 million, and charges for accelerated depreciation of $1 million.
Asia Pacific

	Three Months Ended March 31,
				Percent
(In millions)	2015	2014	Change	Change
Tire Units	5.7	5.2	0.5	8.8%
Net Sales	$450	$492	$(42)	(8.5)%
Operating Income	67	65	2	3.1%
Operating Margin	14.9%	13.2%
Asia Pacific unit sales in the first quarter of 2015 increased 0.5 million units, or 8.8%, to 5.7 million units. OE tire volume increased 0.5 million units, or 19.7%. The increase in unit volume was primarily due to growth in China and India, partially offset by a decline in Australia as a result of a continued weak economic environment.
Net sales in the first quarter of 2015 were $450 million, decreasing $42 million, or 8.5%, from $492 million in the first quarter of 2014. Net sales decreased due to lower price and product mix of $55 million, driven primarily by the impact of lower raw material costs on pricing, and unfavorable foreign currency translation of $26 million. These decreases were partially offset by higher tire volume of $38 million.
Operating income in the first quarter of 2015 was $67 million, increasing $2 million, or 3.1%, from $65 million in the first quarter of 2014. The increase in operating income was due primarily to higher volume of $10 million. Operating income was negatively impacted by lower price and product mix of $20 million due to the impact of lower raw material costs on pricing, partially offset by lower raw material costs of $17 million, and higher conversion costs of $5 million.
Operating income in the first quarter of 2015 excluded net rationalization charges of $1 million. Operating income in the first quarter of 2014 excluded net rationalization charges of $4 million, primarily in Australia.
Latin America

	Three Months Ended March 31,
				Percent
(In millions)	2015	2014	Change	Change
Tire Units	4.4	4.0	0.4	9.6%
Net Sales	$385	$422	$(37)	(8.8)%
Operating Income	53	42	11	26.2%
Operating Margin	13.8%	10.0%
Latin America unit sales in the first quarter of 2015 increased 0.4 million units, or 9.6%, to 4.4 million units. Replacement tire volume increased 0.5 million units, or 17.0%, driven by our consumer business, as our volume improvement exceeded increased industry volumes. OE tire volume decreased 0.1 million units, or 12.1%, driven primarily by weaker consumer OE vehicle production in Brazil.

Net sales in the first quarter of 2015 were $385 million, decreasing $37 million, or 8.8%, from $422 million in the first quarter of 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $75 million, mainly in Brazil and Venezuela, and lower sales in other tire-related businesses of $20 million, primarily due to ceasing tire component sales to certain customers. These decreases were partially offset by higher tire volume of $37 million, primarily in Venezuela, and improved price and product mix of $21 million, including a favorable shift from OE to replacement products.
Operating income in the first quarter of 2015 was $53 million, increasing $11 million, or 26.2%, from $42 million in the first quarter of 2014. Operating income increased due primarily to improved price and product mix of $33 million, which more than offset the impact of higher raw material costs of $1 million, and higher tire volume of $13 million. These increases were partially offset by higher conversion costs of $30 million, increased SAG expenses of $3 million and unfavorable foreign currency translation of $2 million. Conversion costs were negatively impacted by higher overall inflation, including wages and benefits, primarily in Venezuela and Brazil, partially offset by lower under-absorbed fixed overhead costs of $7 million. Excluding the favorable impact of results from our Venezuelan operations discussed below, operating income declined by $17 million, due to the unfavorable impact of higher conversion costs in Brazil, lower price and product mix, and the unfavorable impact of foreign currency translation across the region, partially offset by higher volume.
Operating income in the first quarter of 2015 excluded a net gain on assets sales of $1 million. Operating income in the first quarter of 2014 excluded net foreign currency exchange losses of $157 million related to the devaluation of the Venezuelan bolivar fuerte.
Latin America’s results in the first quarter of 2015 were favorably impacted by higher operating income from our Venezuelan operations of $28 million compared to 2014. Venezuela's increase in operating income resulted from higher production levels in the first quarter of 2015 as compared to 2014, which was negatively impacted by labor-related issues that significantly reduced production levels. The continuing economic uncertainty in Venezuela, changes in the exchange rate applicable to settle certain transactions and government price and profit margin controls may adversely impact Latin America's segment operating income in future periods. Currency exchange controls implemented by the Venezuelan government in recent years have resulted in our inability to remit dividends or timely and consistently settle liabilities in currencies other than the bolivar fuerte. Price and profit margin regulations, as well as strict labor laws, have eroded our ability to make key decisions regarding our operations, including our ability to hire or terminate employees without the approval of the Venezuelan government. Future government controls and regulations may further erode our control over our operations in Venezuela and could lead us to deconsolidate our Venezuelan subsidiary from our consolidated financial statements. For further information refer to "Item 1A. Risk Factors" and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview.” in our 2014 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At March 31, 2015, we had $1,613 million in Cash and cash equivalents, compared to $2,161 million at December 31, 2014. For the three months ended March 31, 2015, net cash used by operating activities was $262 million due primarily to cash used for working capital of $569 million, partially offset by earnings of $236 million. Net cash used by investing activities was $180 million, reflecting capital expenditures of $204 million. Net cash used by financing activities was $34 million, driven by net debt repayments of $20 million and common stock dividends paid of $16.
At March 31, 2015, we had $1,888 million of unused availability under our various credit agreements, compared to $2,317 million at December 31, 2014. The table below presents unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2015	2014
First lien revolving credit facility	$1,041	$1,138
European revolving credit facility	236	485
Other foreign and domestic debt	217	277
Notes payable and overdrafts	394	417
	$1,888	$2,317
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
We have commenced arbitration proceedings seeking the dissolution of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”), damages and other appropriate relief. The dissolution of the global alliance could require us to make a payment to acquire SRI’s interests in certain joint venture entities, which could be offset by payments to us in respect of the dissolution or for damages. We do not anticipate that the resolution of the arbitration proceedings will have a material adverse impact on our customers, results of operations or liquidity. We expect that any net payment by us to SRI could be made from our cash generated from operations, existing cash or available credit. Subject to those arbitration proceedings, SRI also has certain minority exit rights under the global alliance agreements that, if triggered and exercised, could require us to make a payment to acquire SRI’s interests in Goodyear Dunlop Tires Europe B.V. ("GDTE") and Goodyear Dunlop Tires North America Ltd. ("GDTNA") following the determination of the fair value of SRI’s interests. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, Refer to “Item 1. Business. Description of Goodyear’s Business - Global Alliance" in our 2014 Form 10-K. As of the date of this filing, SRI has not provided us written notice of its intention to exercise any exit rights that may have become exercisable.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan, South African and Argentinian subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2015, approximately $618 million of net assets, including $497 million of cash and cash equivalents, were subject to such requirements, including $295 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.
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
Through December 31, 2013, substantially all of our transactions were subject to the approval of the Commission for the Administration of Currency Exchange ("CADIVI"). In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace CADIVI. In addition, effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD”) rate, which was 11.4 and 12.0 bolivares fuertes to the U.S. dollar at January 24, 2014 and March 31, 2015, respectively.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by Goodyear Venezuela. Therefore, in the first quarter of 2014, we recorded a first quarter net remeasurement loss of $157 million on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, using the then-applicable SICAD rate of 11.4 bolivares fuertes to the U.S. dollar. In the third quarter of 2014, we reduced by $7 million previously recorded foreign currency exchange losses on our Venezuelan deferred tax assets in conjunction with establishing a valuation allowance on those deferred tax assets. We also recorded a subsidy receivable of $50 million at January 24, 2014 related to certain U.S. dollar-denominated payables for goods that were expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar, based on ongoing approvals for the importation of such goods. In the third quarter of 2014, we derecognized $5 million of the subsidy receivable due to the change in the official exchange rate for purchases of certain finished goods from 6.3 bolivares fuertes to the U.S. dollar to the SICAD rate. In the fourth quarter of 2014, we entered into an agreement with the Venezuelan government to settle $85 million of U.S. dollar-denominated payables at the SICAD rate that we previously had expected to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar and, accordingly, derecognized the remaining subsidy receivable of $45 million. Going forward, subsidies received from the government related to certain U.S. dollar-denominated payables settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar will only be recognized in CGS upon receipt. We received $7 million in the fourth quarter of 2014 under this agreement.
In early 2015, the Venezuelan government announced certain changes to its currency exchange system, including the merging of the SICAD auction systems. In addition, the Marginal Currency System ("SIMADI"), for which the exchange rate has been indicated to be based on market rates, opened on February 12, 2015 at approximately 170 bolivares fuertes to the U.S. dollar. To-date, the government has published little information related to these changes and, accordingly, we are not able to determine the applicability to our business, including whether such changes will result in a remeasurement loss or have any effect on our future results of operations, financial position or liquidity. If we remeasured our bolivar fuerte-denominated monetary assets and liabilities at the SIMADI rate of approximately 190 bolivares fuertes to the U.S. dollar at March 31, 2015, we would have recorded an additional remeasurement loss of approximately $215 million.
During the first quarter of 2015, the official exchange rate for settling certain transactions, including imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar. In the first quarter of 2015, we continued to obtain approval for the import of raw materials at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar. During the three months ended March 31, 2015, Goodyear Venezuela settled $4 million of U.S. dollar-denominated intercompany payables, primarily at the SICAD exchange rate of 12.0 bolivares fuertes to the U.S. dollar. In the first quarter of 2015, we did not have any additional receipts of the $85 million agreed upon under our agreement with the Venezuelan government as described above. If in the future we convert bolivares fuertes at a rate other than the March 31, 2015 SICAD rate of 12.0 bolivares fuertes to the U.S. dollar, or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations.

At March 31, 2015, settlements pending before CADIVI/CENCOEX were approximately $151 million, of which approximately $128 million are expected to be settled at the SICAD rate and approximately $23 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At March 31, 2015, $15 million of our requested settlements were pending up to 180 days, $7 million were pending from 180 to 360 days and $129 million were pending over one year. Amounts pending up to 180 days and from 180 to 360 days relate to imported tires and raw materials. Amounts pending over one year include imported tires and raw materials of $91 million, dividends payable of $21 million, and intercompany charges of $17 million, including royalties of $6 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela, and this situation has deteriorated over time.
At March 31, 2015, we had bolivar fuerte-denominated monetary assets of $320 million, which consisted primarily of $295 million of cash and $14 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $154 million, which consisted primarily of $65 million of intercompany payables, including $21 million of dividends, $43 million of long term benefits, $19 million of short term compensation and benefits and $16 million of accounts payable — trade. At December 31, 2014, we had bolivar fuerte-denominated monetary assets of $300 million, which consisted primarily of $289 million of cash and $5 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $143 million, which consisted primarily of $60 million of intercompany payables, including $21 million of dividends, $40 million of long term benefits, $22 million of accounts payable — trade and $13 million of short term compensation and benefits. All monetary assets and liabilities were remeasured at 12.0 bolivares fuertes to the U.S. dollar at both March 31, 2015 and December 31, 2014.
Goodyear Venezuela’s sales were 2.3% and 0.8% of our net sales for the three months ended March 31, 2015 and 2014, respectively. Goodyear Venezuela's CGS were 2.2% and 1.1% of our CGS for the three months ended March 31, 2015 and 2014, respectively. Goodyear Venezuela's operating income for the three months ended March 31, 2015 increased by $28 million compared to the three months ended March 31, 2014. Goodyear Venezuela’s sales are bolivar fuerte-denominated, its cost of goods sold are approximately 80% bolivar fuerte-denominated and approximately 20% U.S. dollar-denominated and its SAG is approximately 90% bolivar fuerte-denominated and approximately 10% U.S. dollar-denominated. A further 10% decrease in the SICAD rate to 13.2 bolivares fuertes to the U.S. dollar would decrease Goodyear Venezuela’s operating income by approximately $12 million on an annual basis, before any potential offsetting actions.
Goodyear Venezuela contributed a significant portion of Latin America’s sales and operating income in the first quarter of 2015 and in 2014. The continuing economic and political uncertainty, which has recently increased due to a significant decline in the price of oil, which is the country's primary export and source of U.S. dollars; difficulties importing raw materials and finished goods; changing foreign currency exchange rates; and government price and profit margin controls in Venezuela may also adversely impact Latin America’s operating income in future periods. In response to conditions in Venezuela, we continuously evaluate the prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price and profit margin controls. We will also manage our operations in Venezuela to limit our net investment and working capital exposure through adjustments to our production volumes, which could also result in further earnings volatility. Specifically, continued inability to exchange bolivares fuertes to U.S. dollars to pay third-party suppliers and Goodyear affiliates for importation of basic raw materials may result in curtailment or cessation of production. In such cases, our ability to mitigate the negative impact of lower production may be limited based on government controls over reductions in staffing. These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in Goodyear Venezuela. To the extent we determine deconsolidation of Goodyear Venezuela to be appropriate due to a further degradation in our ability to make operating decisions in a future period, we would expect to recognize a one-time, pre-tax charge of over $500 million and derecognize cash and cash equivalents of $296 million from our consolidated financial statements (both reflecting March 31, 2015 balances and foreign currency exchange rates) and present our investment in Goodyear Venezuela under the cost method of accounting thereafter. We will continue to reassess the appropriateness of consolidating Goodyear Venezuela on a quarterly basis. We will also continue to assess the information relative to available Venezuelan exchange rates and the impact on our financial position, results of operations and liquidity.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2015 and to provide us with flexibility to respond to further changes in the business environment.
Operating Activities
Net cash used in operating activities was $262 million in the first three months of 2015, compared to $1,543 million in the first three months of 2014. Operating cash flows were favorably impacted by decreased pension contributions and direct payments of $1,197 million and increased earnings. Pension contributions in 2014 primarily related to discretionary contributions of $907 million to fully fund our U.S. hourly pension plans.

Investing Activities
Net cash used in investing activities was $180 million in the first three months of 2015, compared to $211 million in the first three months of 2014. Capital expenditures were $204 million in the first three months of 2015, compared to $229 million in the first three months of 2014. Beyond expenditures required to sustain our facilities, capital expenditures in 2015 primarily related to expansion of manufacturing capacity in North America, Brazil and Germany.
Financing Activities
Net cash used by financing activities was $34 million in the first three months of 2015, compared to net cash provided of $795 million in the first three months of 2014. Financing activities in 2015 included net debt repayments of $20 million and dividends on our common stock of $16 million. Financing activities in 2014 included net borrowings of $845 million used to fund working capital needs and capital expenditures.
Credit Sources
In aggregate, we had total credit arrangements of $8,432 million available at March 31, 2015, of which $1,888 million were unused, compared to $9,029 million available at December 31, 2014, of which $2,317 million were unused. At March 31, 2015, we had long term credit arrangements totaling $8,015 million, of which $1,494 million were unused, compared to $8,582 million and $1,900 million, respectively, at December 31, 2014. At March 31, 2015, we had short term committed and uncommitted credit arrangements totaling $417 million, of which $394 million were unused, compared to $447 million and $417 million, respectively, at December 31, 2014. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At March 31, 2015, we had $3,285 million of outstanding notes, compared to $3,318 million at December 31, 2014.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility bear interest at LIBOR plus 150 basis points, based on our current liquidity. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2015, our borrowing base, and therefore our availability, under the facility was $587 million below the facility's stated amount of $2.0 billion.
At March 31, 2015 and December 31, 2014, we had no borrowings outstanding under the revolving credit facility. Letters of credit issued totaled $372 million at March 31, 2015 and $377 million at December 31, 2014.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
The term loan bears interest at LIBOR plus 375 basis points, subject to a minimum LIBOR rate of 100 basis points. At March 31, 2015 and December 31, 2014, the amounts outstanding under this facility were $996 million and $1,196 million, respectively.
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
At March 31, 2015, the amounts outstanding under the German and all-borrower tranche were $108 million (€100 million) and $86 million (€80 million), respectively. At December 31, 2014, there were no borrowings outstanding under the revolving credit facility. There were no letters of credit issued at March 31, 2015 and December 31, 2014.
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
At March 31, 2015, the amounts available and utilized under this program totaled $255 million (€237 million). At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $65 million (85 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At March 31, 2015, the amounts available and utilized under this program were $39 million and $21 million, respectively. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during the first quarter of 2015. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2015, the gross amount of receivables sold was $292 million, compared to $365 million at December 31, 2014.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such supplier financing programs totaled approximately $446 million and $420 million at March 31, 2015 and December 31, 2014, respectively.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, please refer to Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2014 Form 10-K and Note to the Consolidated Financial Statements No. 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of March 31, 2015, our availability under this facility of $1,041 million, plus our Available Cash of $375 million, totaled $1,416 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2015, we were in compliance with this financial covenant.
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
There are no known future changes to, or new covenants in, any of our existing debt obligations at March 31, 2015 other than as described above. Covenants could change based upon a refinancing or amendment of an existing facility, or additional covenants may be added in connection with the incurrence of new debt.
At March 31, 2015, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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

In the first three months of 2015, we paid cash dividends of $16 million on our common stock. On April 13, 2015, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of common stock, or approximately $16 million in the aggregate. The dividend will be paid on June 1, 2015 to stockholders of record as of the close of business on May 1, 2015. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. We did not repurchase any shares under our common stock repurchase program during the first quarter of 2015. Since the inception of our common stock program we have repurchased 8,935,809 shares at an average price, including commissions, of $26.11 per share, or $233 million in the aggregate.
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

•
the arbitration proceedings we have brought to dissolve our global alliance with SRI and the terms and conditions of the existing global alliance agreements with SRI could require us to make a substantial payment to acquire SRI’s minority interests in certain joint venture entities;

•	we may be adversely affected by any cyber attack on, disruption in, or failure of our information technology systems;

•	if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2015, 34% of our debt was at variable interest rates averaging 5.62%.
The following table presents information about long term fixed rate debt, excluding capital leases, at March 31, 2015:

(In millions)
Carrying amount — liability	$4,075
Fair value — liability	4,354
Pro forma fair value — liability	4,412
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2015, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at March 31, 2015:

(In millions)
Fair value — asset (liability)	$42
Pro forma decrease in fair value	(89)
Contract maturities	4/15-3/16
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2015, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at March 31, 2015 as follows:

(In millions)
Accounts receivable	$50
Other Current Liabilities	(8)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the period ended December 31, 2014, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,800 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2015, approximately 400 new claims were filed against us and approximately 1,000 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2015 was $4 million. At March 31, 2015, there were approximately 73,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
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
On February 25, 2015, the Brazilian competition authority determined to close its investigation of our Brazilian subsidiary without action against us or any of our employees. We believe that the U.S. and European investigations of these matters related to the Company have concluded with no actions against us or any of our employees.
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
As a result of our review of these matters, we have implemented, and are continuing to implement, appropriate remedial measures and have voluntarily disclosed the results of our initial investigation to the U.S. Department of Justice and the Securities and Exchange Commission ("SEC"). In January 2015, the Department of Justice notified us that it has closed its inquiry into this matter and does not plan to file criminal charges against us.
On February 24, 2015, the Company settled cease-and-desist proceedings instituted by the SEC on that date. Pursuant to the related Order, the Company agreed (1) to cease and desist from violating certain provisions of the Securities Exchange Act of 1934, (2) to pay disgorgement of $14 million and pre-judgment interest of $2 million, and (3) to report at least annually to the SEC, for the next three years, on the status of its remediation and implementation of compliance measures.
Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have reasserted wrongful termination or other claims totaling €107 million ($115 million) against Goodyear Dunlop Tires France that were previously dismissed without prejudice. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
Reference is made to Item 3 of Part I of our 2014 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2014 Form 10-K for a discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2015.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
1/1/15-1/31/15	—	$—	—	$216,702,887
2/1/15-2/28/15	19,881	26.93	—	$216,702,887
3/1/15-3/31/15	19,470	27.20	—	$216,702,887
Total	39,351	$27.06	—	$216,702,887
(1) Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.
(2) On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. We did not repurchase any shares under our common stock repurchase program during the three month period ended March 31, 2015.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 50, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 29, 2015	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2015
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number
12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101