Form 10-Q
period 2015-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2015-07-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2015:	269,398,559

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Net Sales	$4,172	$4,656	$8,196	$9,125
Cost of Goods Sold	3,027	3,532	6,093	7,050
Selling, Administrative and General Expense	648	698	1,256	1,365
Rationalizations (Note 2)	46	24	62	65
Interest Expense	106	102	209	207
Other (Income) Expense (Note 3)	17	8	(111)	176
Income before Income Taxes	328	292	687	262
United States and Foreign Taxes (Note 5)	120	60	243	68
Net Income	208	232	444	194
Less: Minority Shareholders’ Net Income	16	19	28	32
Goodyear Net Income	192	213	416	162
Less: Preferred Stock Dividends	—	—	—	7
Goodyear Net Income available to Common Shareholders	$192	$213	$416	$155
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$0.71	$0.77	$1.54	$0.59
Weighted Average Shares Outstanding (Note 6)	270	276	270	262
Diluted	$0.70	$0.76	$1.52	$0.58
Weighted Average Shares Outstanding (Note 6)	274	281	274	281

Cash Dividends Declared Per Common Share	$0.06	$0.05	$0.12	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net Income	$208	$232	$444	$194
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $10 and ($24) in 2015 ($0 and $0 in 2014)	23	21	(105)	15
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	1	(2)	1	(2)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $9 and $18 in 2015 ($1 and $3 in 2014)	18	25	37	57
Decrease in net actuarial losses, net of tax of $11 and $11 in 2015 ($3 and $3 in 2014)	24	5	24	24
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	2	—	2	42
Deferred derivative gains (losses), net of tax of $0 and $2 in 2015 ($(1) and $(1) in 2014)	(3)	1	10	(1)
Reclassification adjustment for amounts recognized in income, net of tax of ($1) and ($2) in 2015 ($0 and $0 in 2014)	(9)	—	(13)	1
Unrealized investment gains (losses), net of tax of ($3) and $1 in 2015 ($0 and $0 in 2014)	(6)	6	1	1
Other Comprehensive Income (Loss)	50	56	(43)	137
Comprehensive Income	258	288	401	331
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	35	22	(15)	51
Goodyear Comprehensive Income	$223	$266	$416	$280
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2015	2014
Assets:
Current Assets:
Cash and Cash Equivalents	$1,638	$2,161
Accounts Receivable, less Allowance — $97 ($89 in 2014)	2,476	2,126
Inventories:
Raw Materials	488	535
Work in Process	144	149
Finished Products	1,913	1,987
	2,545	2,671
Deferred Income Taxes	579	570
Assets Held for Sale (Note 4)	218	—
Prepaid Expenses and Other Current Assets	239	196
Total Current Assets	7,695	7,724
Goodwill	563	601
Intangible Assets	132	138
Deferred Income Taxes	1,572	1,762
Other Assets	744	731
Property, Plant and Equipment, less Accumulated Depreciation — $8,733 ($9,029 in 2014)	6,810	7,153
Total Assets	$17,516	$18,109

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,602	$2,878
Compensation and Benefits (Notes 10 and 11)	675	724
Liabilities Held for Sale (Note 4)	203	—
Other Current Liabilities	904	956
Notes Payable and Overdrafts (Note 8)	36	30
Long Term Debt and Capital Leases due Within One Year (Note 8)	321	148
Total Current Liabilities	4,741	4,736
Long Term Debt and Capital Leases (Note 8)	5,746	6,216
Compensation and Benefits (Notes 10 and 11)	1,452	1,676
Deferred and Other Noncurrent Income Taxes	186	181
Other Long Term Liabilities	626	873
Total Liabilities	12,751	13,682
Commitments and Contingent Liabilities (Note 12)
Minority Shareholders’ Equity (Note 1)	569	582
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 269 million (269 million in 2014) after deducting 9 million treasury shares (9 million in 2014)	269	269
Capital Surplus	3,117	3,141
Retained Earnings	4,727	4,343
Accumulated Other Comprehensive Loss	(4,143)	(4,143)
Goodyear Shareholders’ Equity	3,970	3,610
Minority Shareholders’ Equity — Nonredeemable	226	235
Total Shareholders’ Equity	4,196	3,845
Total Liabilities and Shareholders’ Equity	$17,516	$18,109
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2015	2014
Cash Flows from Operating Activities:
Net Income	$444	$194
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	349	371
Amortization and Write-Off of Debt Issuance Costs	5	10
Provision for Deferred Income Taxes	171	(1)
Net Pension Curtailments and Settlements	2	39
Net Rationalization Charges (Note 2)	62	65
Rationalization Payments	(86)	(119)
Net Gains on Asset Sales (Note 3)	(1)	(3)
Pension Contributions and Direct Payments	(51)	(1,257)
Net Venezuela Currency Loss (Note 3)	—	157
Gain on Recognition of Deferred Royalty Income (Note 3)	(155)	—
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(439)	(376)
Inventories	(13)	(318)
Accounts Payable — Trade	(25)	86
Compensation and Benefits	(46)	35
Other Current Liabilities	(18)	(26)
Other Assets and Liabilities	75	9
Total Cash Flows from Operating Activities	274	(1,134)
Cash Flows from Investing Activities:
Capital Expenditures	(448)	(441)
Asset Dispositions (Note 3)	8	5
Decrease (Increase) in Restricted Cash	(6)	3
Short Term Securities Acquired	(49)	(41)
Short Term Securities Redeemed	21	46
Other Transactions	5	7
Total Cash Flows from Investing Activities	(469)	(421)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	49	18
Short Term Debt and Overdrafts Paid	(43)	(24)
Long Term Debt Incurred	1,116	1,314
Long Term Debt Paid	(1,312)	(823)
Common Stock Issued	18	31
Common Stock Repurchased (Note 13)	(52)	(65)
Common Stock Dividends Paid (Note 13)	(32)	(26)
Preferred Stock Dividends Paid (Note 13)	—	(15)
Transactions with Minority Interests in Subsidiaries	(1)	(34)
Debt Related Costs and Other Transactions	(10)	—
Total Cash Flows from Financing Activities	(267)	376
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(61)	(180)
Net Change in Cash and Cash Equivalents	(523)	(1,359)
Cash and Cash Equivalents at Beginning of the Period	2,161	2,996
Cash and Cash Equivalents at End of the Period	$1,638	$1,637
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
Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2015.
Recently Issued Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of adopting this standards update on our consolidated financial statements.
In April 2015, the FASB issued an accounting standards update with new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement should be accounted for as a service contract. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this standards update is not expected to have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of fiscal years beginning after December 15, 2016. We are currently evaluating our significant contracts and assessing any impact of adopting this standards update on our consolidated financial statements.
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

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. Rationalization actions initiated in the second quarter of 2015 included a plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in Europe, Middle East and Africa ("EMEA") and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for selling, administrative and general expense ("SAG") headcount reductions in North America and EMEA.
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2014	$117	$2	$119
2015 Charges	51	12	63
Reversed to the Statements of Operations	—	—	—
Incurred, Net of Foreign Currency Translation of $(9) million and $0 million, respectively (1)	(61)	(13)	(74)
Balance at June 30, 2015	$107	$1	$108

(1)	Incurred in the first six months of 2015 of $74 million excludes $20 million of rationalization payments for labor claims relating to a previously closed facility in Greece. Refer to Note 3.
The accrual balance of $108 million at June 30, 2015 is expected to be substantially utilized within the next 12 months, and includes $46 million related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France and $27 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2015	2014	2015	2014
Current Year Plans
Associate Severance and Other Related Costs	$35	$5	$35	$9
Other Exit and Non-Cancelable Lease Costs	1	—	1	1
Current Year Plans - Net Charges	$36	$5	$36	$10

Prior Year Plans
Associate Severance and Other Related Costs	$6	$10	$16	$45
Pension Curtailment Gain	(1)	(2)	(1)	(22)
Other Exit and Non-Cancelable Lease Costs	5	11	11	32
Prior Year Plans - Net Charges	10	19	26	55
Total Net Charges	$46	$24	$62	$65

Asset Write-off and Accelerated Depreciation Charges	$—	$2	$2	$3
Substantially all of the new charges for the three and six months ended June 30, 2015 and 2014 related to future cash outflows. Net current year plan charges for the three and six months ended June 30, 2015 include charges of $27 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility.
Net prior year plan charges for the three and six months ended June 30, 2015 include charges of $7 million and $19 million, respectively, for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm business in EMEA. In addition, net prior year plan charges for the three and six months ended June 30, 2014 include charges of $14 million and $64 million, respectively, for associate severance and idle plant costs, partially offset by a pension curtailment gain of $2 million and $22 million, respectively, related to the closure of one of our manufacturing facilities in Amiens, France. Net charges for the three and six months ended June 30, 2014 included reversals of $2 million and $5 million, respectively, for actions no longer needed for their originally intended purposes.
Approximately 500 associates will be released under plans initiated in 2015, of which approximately 100 associates have been released as of June 30, 2015. In the first six months of 2015, approximately 100 associates were released under plans initiated in prior years, primarily related to our exit from the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France. In total, approximately 500 associates remain to be released under rationalization plans. At June 30, 2015, approximately 800 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note 12.

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Royalty income	$(10)	$(9)	$(175)	$(18)
Financing fees and financial instruments	15	19	31	36
Net foreign currency exchange (gains) losses	13	(2)	29	151
Interest income	(4)	(13)	(9)	(19)
General and product liability — discontinued products	4	11	9	17
Net gains on asset sales	(1)	(5)	(1)	(3)
Miscellaneous	—	7	5	12
	$17	$8	$(111)	$176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Royalty income in the second quarter of 2015 was $10 million, compared to $9 million in the second quarter of 2014. Royalty income in the first six months of 2015 and 2014 was $175 million and $18 million, respectively. Royalty income is derived primarily from licensing arrangements related to divested businesses. Royalty income in the first six months of 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015.
Net foreign currency exchange losses in the second quarter of 2015 were $13 million, primarily related to Venezuela, compared to net gains of $2 million in the second quarter of 2014. Net losses in the first six months of 2015 and 2014 were $29 million and $151 million, respectively. Net foreign currency exchange losses in the first six months of 2014 included a net remeasurement loss of $157 million in Venezuela resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD”) rate, which was 11.4 and 12.8 bolivares fuertes to the U.S. dollar at January 24, 2014 and June 30, 2015, respectively.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. Therefore, in the first six months of 2014 we recorded a net remeasurement loss of $157 million using the then-applicable SICAD rate. All bolivar-denominated monetary assets and liabilities were remeasured at 12.8 and 12.0 bolivares fuertes to the U.S. dollar at June 30, 2015 and December 31, 2014, respectively.
The official exchange rate for imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar; however, the previously existing subsidy exchange rate of 4.3 bolivares fuertes to the U.S. dollar was eliminated and, accordingly, we derecognized $11 million of previously recognized subsidy receivables as part of the $157 million remeasurement loss in the first six months of 2014.
We also recorded a subsidy receivable at January 24, 2014 of $50 million related to certain U.S. dollar-denominated payables that were expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar for essential goods, based on ongoing approvals for importation of such goods. In the fourth quarter of 2014, we entered into an agreement with the Venezuelan government to settle $85 million of U.S. dollar-denominated payables at the SICAD rate that we previously had expected to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar and, accordingly, derecognized the remaining subsidy receivable of $45 million. As of June 30, 2015, we have received payments of $7 million under this agreement. Going forward, subsidies received from the government related to certain U.S. dollar-denominated payables settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar will only be recognized in cost of goods sold (“CGS”) upon receipt.
Interest income in the second quarter of 2015 was $4 million, compared to interest income of $13 million in the second quarter of 2014. Interest income in the first six months of 2015 and 2014 was $9 million and $19 million, respectively. Interest income consisted primarily of amounts earned on cash deposits. Interest income in the three and six months ended June 30, 2014 included $9 million earned on the settlement of indirect tax claims in Latin America.
Miscellaneous expense in the six months ended June 30, 2015 included charges of $4 million and in the three and six months ended June 30, 2014 included charges of $10 million and $17 million, respectively, for labor claims related to a previously closed facility in Greece. These claims have been settled and we do not expect any additional charges.
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

NOTE 4. DISSOLUTION OF GLOBAL ALLIANCE WITH SUMITOMO RUBBER INDUSTRIES
On June 4, 2015, we entered into a Framework Agreement (the “Agreement”) with Sumitomo Rubber Industries, Ltd. (“SRI”). Pursuant to the terms and subject to the conditions set forth in the Agreement, we and SRI have agreed to dissolve the global alliance between the two companies.
The Agreement provides that: (1) we will acquire SRI’s 25% interest in Goodyear Dunlop Tires Europe B.V. (“GDTE”) and SRI’s 75% interest in Nippon Goodyear Ltd. (“NGY”); (2) we will sell to SRI our 75% interest in Goodyear Dunlop Tires North America, Ltd. (“GDTNA”), as well as the Huntsville, Alabama test track used by GDTNA, and our 25% interest in Dunlop Goodyear Tires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Ltd. (“DGT”); (3) we will acquire control of the Dunlop-related trademarks for tire-related businesses in North America but will grant SRI an exclusive license to develop, manufacture and sell Dunlop tires for motorcycles and for Japanese original equipment manufacturers operating in North America; and (4) SRI will obtain exclusive rights to sell Dunlop-brand tires in those countries that were previously non-exclusive under the global alliance, including Russia, Turkey and certain countries in Africa.
We will pay SRI a net amount of approximately $271 million upon closing of the transaction. In addition, we will deliver a promissory note to GDTNA: (1) in an initial principal amount of approximately $55 million, (2) with a maturity date three years following the date of dissolution, and (3) at an interest rate of LIBOR plus 0.1%, which initial principal amount is 25% of the outstanding amount of an intercompany loan originally made in connection with the closure of GDTNA’s manufacturing facility in Huntsville, Alabama in 2003.
The Agreement also provides that we will liquidate a technology joint venture and a purchasing joint venture and distribute the remaining assets and liabilities of those entities to us and SRI in accordance with our respective ownership interests in those entities, and that we and SRI will conduct an orderly sale of the SRI common stock held by us and the Goodyear common stock held by SRI.
We expect the transaction to close in the fourth quarter of 2015. The closing of the transaction is subject to the receipt of antitrust and other governmental and third party approvals and other customary closing conditions, including SRI’s completion of a labor agreement with the United Steelworkers union for GDTNA’s Tonawanda, New York manufacturing facility.
The assets and liabilities of GDTNA, the Huntsville, Alabama test track, and our investment in DGT have been classified as held for sale as of June 30, 2015.  The carrying amount of the net assets at June 30, 2015 was $15 million. The carrying amount of major assets and liabilities related to GDTNA included in our North America business unit at June 30, 2015 consisted of $127 million of property, plant and equipment, $38 million of inventories, $26 million of accounts receivable, $11 million of goodwill and intangible assets, $71 million in compensation and benefit liabilities, $66 million of accounts payable, and $66 million of other liabilities. The carrying amount of our investment in DGT included in our Asia Pacific business unit is $11 million.
Upon classifying the assets and liabilities related to GDTNA and our investment in DGT as held for sale, we evaluated the sale of these entities both quantitatively and qualitatively and concluded that individually and in the aggregate, the disposals did not represent a strategic shift that has, or will have, a major effect on our operations and financial results, and, accordingly, do not qualify as discontinued operations. We also concluded that neither GDTNA nor DGT were individually significant components of our operations.
NOTE 5. INCOME TAXES
In the second quarter of 2015, we recorded tax expense of $120 million on income before income taxes of $328 million. For the first six months of 2015, we recorded tax expense of $243 million on income before income taxes of $687 million. Income tax expense for the three months ended June 30, 2015 was unfavorably impacted by $3 million of discrete tax adjustments, primarily related to the establishment a valuation allowance in EMEA. Income tax expense for the six months ended June 30, 2015 was unfavorably impacted by $8 million of discrete tax adjustments, primarily related to an audit of prior tax years and the establishment of a valuation allowance, both in EMEA. In the second quarter of 2014, we recorded tax expense of $60 million on income before income taxes of $292 million. For the first six months of 2014, we recorded tax expense of $68 million on income before income taxes of $262 million. The increase in income taxes for the three and six months ended June 30, 2015 compared to 2014 was primarily due to recording tax expense on our U.S. income as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.
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
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. If recent positive evidence provided by the profitability in certain EMEA subsidiaries continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances will exist within the next twelve months. This may result in a reduction of the valuation allowance by up to $300 million.
At January 1, 2015, we had unrecognized tax benefits of $81 million that if recognized, would have a favorable impact on our tax expense of $65 million. We had accrued interest of $15 million as of January 1, 2015. If not favorably settled, $26 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. It is reasonably possible that $15 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of our unrecognized tax benefits and $5 million our accrued interest will be paid or favorably settled during the next 12 months. We do not expect these changes to have a significant impact on our financial position or results of operations.
Generally, years from 2010 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2006 onward and in the United States for 2014.
NOTE 6. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Earnings per share — basic:
Goodyear net income	$192	$213	$416	$162
Less: Preferred stock dividends	—	—	—	7
Goodyear net income available to common shareholders	$192	$213	$416	$155
Weighted average shares outstanding	270	276	270	262
Earnings per common share — basic	$0.71	$0.77	$1.54	$0.59

Earnings per share — diluted:
Goodyear net income	$192	$213	$416	$162
Less: Preferred stock dividends	—	—	—	—
Goodyear net income available to common shareholders	$192	$213	$416	$162
Weighted average shares outstanding	270	276	270	262
Dilutive effect of mandatory convertible preferred stock	—	—	—	14
Dilutive effect of stock options and other dilutive securities	4	5	4	5
Weighted average shares outstanding — diluted	274	281	274	281
Earnings per common share — diluted	$0.70	$0.76	$1.52	$0.58
Weighted average shares outstanding - diluted for the three and six months ended June 30, 2014 excludes approximately 1 million and 2 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Sales:
North America	$2,026	$2,044	$3,884	$3,923
Europe, Middle East and Africa	1,265	1,580	2,596	3,256
Asia Pacific	491	543	941	1,035
Latin America	390	489	775	911
Net Sales	$4,172	$4,656	$8,196	$9,125
Segment Operating Income:
North America	$321	$208	$519	$364
Europe, Middle East and Africa	108	117	181	227
Asia Pacific	84	76	151	141
Latin America	43	59	96	101
Total Segment Operating Income	$556	$460	947	833
Less:
Rationalizations	46	24	62	65
Interest expense	106	102	209	207
Other (income) expense (1)	17	8	(111)	176
Asset write-offs and accelerated depreciation	—	2	2	3
Corporate incentive compensation plans	22	19	35	46
Pension curtailments/settlements	—	—	—	33
Intercompany profit elimination	15	(4)	21	9
Retained expenses of divested operations	2	3	4	7
Other	20	14	38	25
Income before Income Taxes	$328	$292	$687	$262

(1)
For the six months ended June 30, 2015, Other (income) expense includes royalty income of $155 million attributable to a one-time gain on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business that is not included in segment operating income. For the six months ended June 30, 2014, Other (income) expense includes a net foreign currency remeasurement loss of $157 million related to the January 24, 2014 devaluation of the Venezuelan bolivar fuerte against the U.S. dollar.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Rationalizations:
North America	$5	$—	$5	$(1)
Europe, Middle East and Africa	39	20	54	58
Asia Pacific	2	3	3	7
Latin America	—	1	—	1
Total Segment Rationalizations	$46	$24	$62	$65

Net (Gains) Losses on Asset Sales:
North America	$—	$(1)	$—	$(1)
Europe, Middle East and Africa	3	(2)	$5	$—
Asia Pacific	(6)	—	(6)	—
Latin America	—	—	(1)	—
Total Segment Asset Sales	$(3)	$(3)	$(2)	$(1)
Corporate	2	(2)	1	(2)
	$(1)	$(5)	$(1)	$(3)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$—	$2	$2	$3
Total Segment Asset Write-offs and Accelerated Depreciation	$—	$2	$2	$3

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2015, we had total credit arrangements of $8,812 million, of which $2,389 million were unused. At that date, 32% of our debt was at variable interest rates averaging 5.77%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2015, we had short term committed and uncommitted credit arrangements totaling $478 million, of which $442 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2015	2014
Notes payable and overdrafts	$36	$30
Weighted average interest rate	2.72%	10.63%
Long term debt and capital leases due within one year
Other domestic and foreign debt (including capital leases)	$321	$148
Weighted average interest rate	6.45%	7.75%
Total obligations due within one year	$357	$178

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2015, we had long term credit arrangements totaling $8,334 million, of which $1,947 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2015		December 31, 2014
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$280		$303
8.25% due 2020	996		996
8.75% due 2020	270		269
6.5% due 2021	900		900
7% due 2022	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	996	3.75%	1,196	4.75%
€550 million revolving credit facility due 2020	—	—	—	—
Pan-European accounts receivable facility	276	1.48%	343	1.54%
Chinese credit facilities	523	5.61%	535	5.65%
Other foreign and domestic debt(1)	923	9.45%	913	8.70%
	6,014		6,305
Capital lease obligations	53		59
	6,067		6,364
Less portion due within one year	(321)		(148)
	$5,746		$6,216
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
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of June 30, 2015, our borrowing base, and therefore our availability, under this facility was $581 million below the facility's stated amount of $2.0 billion.
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
At June 30, 2015 and December 31, 2014, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $373 million at June 30, 2015 and $377 million at December 31, 2014.
$1.2 billion Amended and Restated Second Lien Term Loan Facility due 2019
On June 16, 2015, we amended our U.S. second lien term loan facility. As a result of the amendment, the term loan now bears interest, at our option, at (i) 300 basis points over LIBOR (subject to a minimum LIBOR rate of 75 basis points) or (ii) 200 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points or LIBOR plus 100 basis points). After June 16, 2015 and prior to June 16, 2016, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected.
Our obligations under our second lien term loan facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility. This facility may be increased by up to $300 million at our request, subject to the consent of the lenders making such additional term loans.
At June 30, 2015 and December 31, 2014, the amounts outstanding under this facility were $996 million and $1,196 million, respectively.
€550 million Amended and Restated Senior Secured European Revolving Credit Facility due 2020
On May 12, 2015, we amended and restated our existing €400 million European revolving credit facility. Significant changes to the facility include extending the maturity to May 12, 2020, increasing the available commitments thereunder from €400 million to €550 million and decreasing the annual commitment fee by 20 basis points to 30 basis points. Loans will bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros.
Our amended and restated €550 million European revolving credit facility consists of (i) a €125 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €425 million all-borrower tranche that is available to GDTE, GDTG and Goodyear Dunlop Tires Operations S.A. Up to €150 million of swingline loans and €50 million in letters of credit are available for issuance under the all-borrower tranche.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
a substantial portion of the tangible and intangible assets of GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany, including real property, equipment, inventory, contract rights, intercompany receivables and cash accounts, but excluding accounts receivable and certain cash accounts in subsidiaries that are or may become parties to securitization or factoring transactions.

The German guarantors secure the German tranche on a first-lien basis and the all-borrower tranche on a second-lien basis. GDTE and its other subsidiaries that provide guarantees secure the all-borrower tranche on a first-lien basis and generally do not provide collateral support for the German tranche. The Company and its U.S. subsidiaries and primary Canadian subsidiary that guarantee our U.S. senior secured credit facilities described above also provide unsecured guarantees in support of the facility.
The facility contains covenants similar to those in our first lien revolving credit facility, with additional limitations applicable to GDTE and its subsidiaries. In addition, under the facility, GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters is not permitted to be greater than 3.0 to 1.0 at the end of any fiscal quarter. “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the facility.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2014. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
At June 30, 2015 and December 31, 2014, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at June 30, 2015 and December 31, 2014.
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
At June 30, 2015, the amounts available and utilized under this program totaled $276 million (€246 million). At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $65 million (85 million Australian dollars) of funding. At June 30, 2015, the amounts available and utilized under this program were $46 million and $22 million, respectively. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2014 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2015, the gross amount of receivables sold was $299 million, compared to $365 million at December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At June 30, 2015, these non-revolving credit facilities had total unused availability of $80 million and can only be used to finance the expansion of our manufacturing facility in China. At June 30, 2015 and December 31, 2014, the amounts outstanding under these facilities were $523 million and $535 million, respectively. The facilities ultimately mature in 2023 and principal amortization begins in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At June 30, 2015 and December 31, 2014, restricted cash related to funds obtained under these credit facilities was $12 million and $4 million, respectively.
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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2015	2014
Fair Values — asset (liability):
Accounts receivable	$7	$20
Other current liabilities	(15)	(4)
At June 30, 2015 and December 31, 2014, these outstanding foreign currency derivatives had notional amounts of $966 million and $878 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses of $28 million and gains of $30 million for the three and six months ended June 30, 2015, respectively compared to net transaction gains of $3 million and losses of $5 million for the three and six months ended June 30, 2014, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2015	2014
Fair Values — asset (liability):
Accounts receivable	$6	$10
Other current liabilities	(1)	—
At June 30, 2015 and December 31, 2014, these outstanding foreign currency derivatives had notional amounts of $176 million and $157 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2015	2014	2015	2014
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$3	$—	$(12)	$2
Amount of deferred (gain) loss reclassified from AOCL into CGS	(10)	—	(15)	1
Amounts excluded from effectiveness testing	1	1	1	1
The estimated net amount of deferred gains at June 30, 2015 that is expected to be reclassified to earnings within the next twelve months is $9 million.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Assets:
Investments	$60	$56	$60	$56	$—	$—	$—	$—
Foreign Exchange Contracts	13	30	—	—	13	30	—	—
Total Assets at Fair Value	$73	$86	$60	$56	$13	$30	$—	$—

Liabilities:
Foreign Exchange Contracts	$16	$4	$—	$—	$16	$4	$—	$—
Total Liabilities at Fair Value	$16	$4	$—	$—	$16	$4	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2015 and December 31, 2014. Long term debt with a fair value of $4,546 million and $4,603 million at June 30, 2015 and December 31, 2014, respectively, was estimated using quoted Level 1 market prices.  The remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

	June 30,	December 31,
(In millions)	2015	2014
Fixed Rate Debt:
Carrying amount — liability	$4,079	$4,132
Fair value — liability	4,331	4,225

Variable Rate Debt:
Carrying amount — liability	$1,935	$2,173
Fair value — liability	1,937	2,170
NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Service cost — benefits earned during the period	$1	$4	$2	$13
Interest cost on projected benefit obligation	60	63	121	128
Expected return on plan assets	(75)	(77)	(150)	(157)
Amortization of: — prior service cost	—	—	—	1
— net losses	26	27	54	60
Net periodic pension cost	12	17	27	45
Net curtailments/settlements/termination benefits	—	—	—	32
Total defined benefit pension cost	$12	$17	$27	$77

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Service cost — benefits earned during the period	$13	$9	$22	$18
Interest cost on projected benefit obligation	28	34	57	68
Expected return on plan assets	(27)	(31)	(53)	(61)
Amortization of net losses	10	9	19	18
Net periodic pension cost	24	21	45	43
Net curtailments/settlements/termination benefits	1	(1)	1	(14)
Total defined benefit pension cost	$25	$20	$46	$29

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of 2014, our largest U.K. pension plans were merged and lump sum payments were made to settle certain obligations of those plans prior to the merger, which resulted in a settlement charge of $5 million.
In the first quarter of 2014, we also ceased production at one of our manufacturing facilities in Amiens, France and recorded curtailment gains of $2 million and $22 million, for the three and six months ended June 30, 2014, respectively, which are included in rationalization charges, related to the termination of employees at that facility who were participants in our France retirement indemnity plan.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2015. For the three and six months ended June 30, 2015, we contributed $16 million and $32 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2015 and 2014 was $31 million and $28 million, respectively, and $64 million and $55 million, for the six months ended June 30, 2015 and 2014, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended June 30, 2015 and 2014 was $(6) million and $(4) million respectively, and $(10) million and $(7) million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.8 million stock options, 0.2 million restricted stock units and 0.2 million performance share units during the six months ended June 30, 2015 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the six months ended June 30, 2015 were $27.26 and $11.48, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.3 years
Interest rate: 1.83%
Volatility: 42.00%
Dividend yield: 0.88%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $26.42 for restricted stock units and $28.44 for performance share units granted during the six months ended June 30, 2015.
We recognized stock-based compensation expense of $6 million and $10 million during the three and six months ended June 30, 2015, respectively. At June 30, 2015, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $39 million and is expected to be recognized over the remaining vesting period of the respective grants, through October 2020. We recognized stock-based compensation expense of $5 million and $12 million during the three and six months ended June 30, 2014, respectively.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $46 million at June 30, 2015 and December 31, 2014, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million were included in Other Current Liabilities at June 30, 2015 and December 31, 2014. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $310 million and $306 million, respectively, for anticipated costs related to workers’ compensation at June 30, 2015 and December 31, 2014. Of these amounts, $63 million and $71 million was included in Current Liabilities as part of Compensation and Benefits at June 30, 2015 and December 31, 2014, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2015 and December 31, 2014, the liability was discounted using a risk-free rate of return. At June 30, 2015, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $336 million and $324 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2015 and December 31, 2014, respectively. Of these amounts, $48 million and $46 million was included in Other Current Liabilities at June 30, 2015 and December 31, 2014, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2015, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 110,800 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $475 million through June 30, 2015 and $458 million through December 31, 2014.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2015	December 31, 2014
Pending claims, beginning of period	73,800	74,000
New claims filed	900	1,900
Claims settled/dismissed	(1,300)	(2,100)
Pending claims, end of period	73,400	73,800
Payments (1)	$9	$20
________________________________

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $159 million and $151 million at June 30, 2015 and December 31, 2014, respectively.
We recorded a receivable related to asbestos claims of $78 million and $71 million at June 30, 2015 and December 31, 2014, respectively. We expect that approximately 50% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million and $13 million were included in Current Assets as part of Accounts Receivable at June 30, 2015 and December 31, 2014, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers as well as an amount we believe is probable of recovery from certain of our excess coverage insurance carriers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Brazilian Indirect Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $30 million). We have filed a response contesting this assessment and are defending the matter. In the event we are unsuccessful in defending the assessment, our results of operations could be materially affected.
Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €109 million ($122 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $7 million at June 30, 2015 and December 31, 2014. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2031. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 13. CAPITAL STOCK
Mandatory Convertible Preferred Stock
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Dividends
In the first six months of 2015, we paid cash dividends of $32 million on our common stock. On July 15, 2015, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of common stock, or approximately $16 million in the aggregate. The dividend will be paid on September 1, 2015 to stockholders of record as of the close of business on July 31, 2015. Future quarterly dividends are subject to Board approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter and first six months of 2015, we repurchased 1,600,129 shares at an average price of $31.25 per share, or $50 million in the aggregate.
In addition, we routinely repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the second quarter of 2015, we repurchased 36,169 shares at an average price of $29.00 per share, or $1 million in the aggregate. During the first six months of 2015, we repurchased 75,520 shares at an average price of $27.99 per share, or $2 million in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2015 and 2014:

	June 30, 2015			June 30, 2014
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$3,610	$235	$3,845	$1,606	$262	$1,868
Comprehensive income (loss):
Net income	416	12	428	162	13	175
Foreign currency translation net of tax of ($24) in 2015 ($0 in 2014)	(59)	(14)	(73)	15	2	17
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2015 and $0 in 2014)	1	—	1	(2)	—	(2)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost net of tax of $18 in 2015 ($3 in 2014)	35	—	35	55	—	55
Decrease (increase) in net actuarial losses net of tax of $11 in 2015 ($3 in 2014)	22	—	22	12	—	12
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures net of tax of $0 in 2015 ($0 in 2014)	2	—	2	38	—	38
Deferred derivative gains (losses) net of tax of $2 in 2015 ($(1) in 2014)	9	—	9	(1)	—	(1)
Reclassification adjustment for amounts recognized in income net of tax of ($2) in 2015 ($0 in 2014)	(11)	—	(11)	—	—	—
Unrealized investment gains (losses) net of tax of $1 in 2015 ($0 in 2014)	1	—	1	1	—	1
Other comprehensive income (loss)	—	(14)	(14)	118	2	120
Total comprehensive income (loss)	416	(2)	414	280	15	295
Purchase of subsidiary shares from minority interest	—	—	—	(5)	(18)	(23)
Dividends declared to minority shareholders	—	(7)	(7)	—	(15)	(15)
Stock-based compensation plans (Note 11)	10	—	10	11	—	11
Repurchase of common stock (Note 13)	(52)	—	(52)	(65)	—	(65)
Dividends declared (Note 13)	(32)	—	(32)	(33)	—	(33)
Common stock issued from treasury	18	—	18	31	—	31
Balance at end of period	$3,970	$226	$4,196	$1,825	$244	$2,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of period	$539	$600	$582	$577
Comprehensive income (loss):
Net income	7	13	16	19
Foreign currency translation, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	23	(3)	(32)	(2)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	1	1	2	2
Decrease (increase) in net actuarial losses, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	2	1	2	12
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	—	—	—	4
Deferred derivative gains (losses), net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	(1)	—	1	—
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	(2)	1	(2)	1
Other comprehensive income (loss)	23	—	(29)	17
Total comprehensive income (loss)	30	13	(13)	36
Balance at end of period	$569	$613	$569	$613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the six months ended June 30, 2015 and 2014:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2014	$(894)	$(3,297)	$12	$36	$(4,143)
Other comprehensive income (loss) before reclassifications	(59)	22	9	1	(27)
Amounts reclassified from accumulated other comprehensive loss	1	37	(11)	—	27
Balance at June 30, 2015	$(952)	$(3,238)	$10	$37	$(4,143)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2013	$(690)	$(3,290)	$(1)	$34	$(3,947)
Other comprehensive income (loss) before reclassifications	15	12	(1)	1	27
Amounts reclassified from accumulated other comprehensive loss	(2)	93	—	—	91
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at June 30, 2014	$(678)	$(3,185)	$(2)	$35	$(3,830)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions) (Income) Expense	2015	2014	2015	2014
Component of AOCL	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$1	$(2)	$1	$(2)	Other Expense
Tax effect	—	—	—	—	United States and Foreign Taxes
Minority interest	—	—	—	—	Minority Shareholders' Net Income
Net of tax	$1	$(2)	$1	$(2)	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$27	$26	$55	$60	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	2	—	2	42	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$29	$26	$57	$102
Tax effect	(9)	(1)	(18)	(3)	United States and Foreign Taxes
Minority interest	(1)	(1)	(2)	(6)	Minority Shareholders' Net Income
Net of tax	$19	$24	$37	$93	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(10)	$—	$(15)	$1	Cost of Goods Sold
Tax effect	1	—	2	—	United States and Foreign Taxes
Minority interest	2	(1)	2	(1)	Minority Shareholders' Net Income
Net of tax	$(7)	$(1)	$(11)	$—	Goodyear Net Income

Total reclassifications	$13	$21	$27	$91	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses and immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans in this Form 10-Q and No. 16, Pension, Other Postretirement Benefits and Savings Plans, in our 2014 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. CONSOLIDATING FINANCIAL INFORMATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$477	$70	$1,091	$—	$1,638
Accounts Receivable	847	186	1,443	—	2,476
Accounts Receivable From Affiliates	—	638	—	(638)	—
Inventories	1,153	157	1,301	(66)	2,545
Deferred Income Taxes	504	6	65	4	579
Assets Held for Sale	189	—	210	(181)	218
Prepaid Expenses and Other Current Assets	47	7	185	—	239
Total Current Assets	3,217	1,064	4,295	(881)	7,695
Goodwill	—	24	428	111	563
Intangible Assets	110	—	22	—	132
Deferred Income Taxes	1,463	18	82	9	1,572
Other Assets	249	77	418	—	744
Investments in Subsidiaries	3,949	329	—	(4,278)	—
Property, Plant and Equipment	2,325	124	4,392	(31)	6,810
Total Assets	$11,313	$1,636	$9,637	$(5,070)	$17,516
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$826	$184	$1,592	$—	$2,602
Accounts Payable to Affiliates	563	—	75	(638)	—
Compensation and Benefits	339	31	305	—	675
Liabilities Held for Sale	—	—	203	—	203
Other Current Liabilities	324	30	558	(8)	904
Notes Payable and Overdrafts	—	—	36	—	36
Long Term Debt and Capital Leases Due Within One Year	6	—	315	—	321
Total Current Liabilities	2,058	245	3,084	(646)	4,741
Long Term Debt and Capital Leases	4,175	—	1,571	—	5,746
Compensation and Benefits	592	113	747	—	1,452
Deferred and Other Noncurrent Income Taxes	1	5	183	(3)	186
Other Long Term Liabilities	517	10	99	—	626
Total Liabilities	7,343	373	5,684	(649)	12,751
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	393	176	569
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	269	—	—	—	269
Other Equity	3,701	1,263	3,334	(4,597)	3,701
Goodyear Shareholders’ Equity	3,970	1,263	3,334	(4,597)	3,970
Minority Shareholders’ Equity — Nonredeemable	—	—	226	—	226
Total Shareholders’ Equity	3,970	1,263	3,560	(4,597)	4,196
Total Liabilities and Shareholders’ Equity	$11,313	$1,636	$9,637	$(5,070)	$17,516

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended June 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,974	$568	$2,640	$(1,010)	$4,172
Cost of Goods Sold	1,466	520	2,056	(1,015)	3,027
Selling, Administrative and General Expense	242	42	366	(2)	648
Rationalizations	5	—	40	1	46
Interest Expense	80	6	36	(16)	106
Other (Income) Expense	(33)	(1)	9	42	17
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	214	1	133	(20)	328
United States and Foreign Taxes	85	2	35	(2)	120
Equity in Earnings of Subsidiaries	63	(67)	—	4	—
Net Income (Loss)	192	(68)	98	(14)	208
Less: Minority Shareholders’ Net Income (Loss)	—	—	16	—	16
Goodyear Net Income (Loss) available to Common Shareholders	$192	$(68)	$82	$(14)	$192
Comprehensive Income (Loss)	$223	$(60)	$127	$(32)	$258
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	28	7	35
Goodyear Comprehensive Income (Loss)	$223	$(60)	$99	$(39)	$223

	Consolidating Statements of Operations
	Three Months Ended June 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,990	$653	$2,864	$(851)	$4,656
Cost of Goods Sold	1,620	582	2,210	(880)	3,532
Selling, Administrative and General Expense	227	43	430	(2)	698
Rationalizations	—	—	24	—	24
Interest Expense	84	6	28	(16)	102
Other (Income) Expense	(34)	(5)	—	47	8
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	93	27	172	—	292
United States and Foreign Taxes	7	5	48	—	60
Equity in Earnings of Subsidiaries	127	10	—	(137)	—
Net Income (Loss)	213	32	124	(137)	232
Less: Minority Shareholders’ Net Income (Loss)	—	—	19	—	19
Goodyear Net Income (Loss) available to Common Shareholders	$213	$32	$105	$(137)	$213
Comprehensive Income (Loss)	$266	$37	$145	$(160)	$288
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	24	(2)	22
Goodyear Comprehensive Income (Loss)	$266	$37	$121	$(158)	$266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Six Months Ended June 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,814	$1,088	$5,242	$(1,948)	$8,196
Cost of Goods Sold	2,909	992	4,159	(1,967)	6,093
Selling, Administrative and General Expense	468	82	710	(4)	1,256
Rationalizations	5	—	56	1	62
Interest Expense	160	12	66	(29)	209
Other (Income) Expense	(195)	(16)	21	79	(111)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	467	18	230	(28)	687
United States and Foreign Taxes	172	7	65	(1)	243
Equity in Earnings of Subsidiaries	121	(60)	—	(61)	—
Net Income (Loss)	416	(49)	165	(88)	444
Less: Minority Shareholders’ Net Income (Loss)	—	—	28	—	28
Goodyear Net Income (Loss)	416	(49)	137	(88)	416
Less: Preferred Stock Dividends	—	—	—	—	—
Goodyear Net Income (Loss) available to Common Shareholders	$416	$(49)	$137	$(88)	$416
Comprehensive Income (Loss)	$416	$(26)	$65	$(54)	$401
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(1)	(14)	(15)
Goodyear Comprehensive Income (Loss)	$416	$(26)	$66	$(40)	$416

	Consolidating Statements of Operations
	Six Months Ended June 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,865	$1,254	$6,023	$(2,017)	$9,125
Cost of Goods Sold	3,178	1,130	4,792	(2,050)	7,050
Selling, Administrative and General Expense	451	83	836	(5)	1,365
Rationalizations	(1)	—	66	—	65
Interest Expense	166	13	59	(31)	207
Other (Income) Expense	(46)	(9)	138	93	176
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	117	37	132	(24)	262
United States and Foreign Taxes	9	8	51	—	68
Equity in Earnings of Subsidiaries	54	16	—	(70)	—
Net Income (Loss)	162	45	81	(94)	194
Less: Minority Shareholders’ Net Income (Loss)	—	—	32	—	32
Goodyear Net Income (Loss)	162	45	49	(94)	162
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$155	$45	$49	$(94)	$155
Comprehensive Income (Loss)	$280	$62	$175	$(186)	$331
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	53	(2)	51
Goodyear Comprehensive Income (Loss)	$280	$62	$122	$(184)	$280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$231	$(14)	$75	$(18)	$274
Cash Flows from Investing Activities:
Capital Expenditures	(184)	(16)	(251)	3	(448)
Asset Dispositions	—	—	8	—	8
Decrease (Increase) in Restricted Cash	—	—	(6)	—	(6)
Short Term Securities Acquired	—	—	(49)	—	(49)
Short Term Securities Redeemed	—	—	21	—	21
Capital Contributions and Loans Incurred	(12)	—	—	12	—
Other Transactions	—	—	5	—	5
Total Cash Flows from Investing Activities	(196)	(16)	(272)	15	(469)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	43	5	49	(48)	49
Short Term Debt and Overdrafts Paid	(5)	—	(86)	48	(43)
Long Term Debt Incurred	455	—	661	—	1,116
Long Term Debt Paid	(658)	—	(654)	—	(1,312)
Common Stock Issued	18	—	—	—	18
Common Stock Repurchased	(52)	—	—	—	(52)
Common Stock Dividends Paid	(32)	—	—	—	(32)
Capital Contributions and Loans Incurred	—	12	—	(12)	—
Intercompany Dividends Paid	—	—	(15)	15	—
Transactions with Minority Interests in Subsidiaries	—	—	(1)	—	(1)
Debt Related Costs and Other Transactions	(1)	—	(9)	—	(10)
Total Cash Flows from Financing Activities	(232)	17	(55)	3	(267)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(6)	(55)	—	(61)
Net Change in Cash and Cash Equivalents	(197)	(19)	(307)	—	(523)
Cash and Cash Equivalents at Beginning of the Period	674	89	1,398	—	2,161
Cash and Cash Equivalents at End of the Period	$477	$70	$1,091	$—	$1,638

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
In the second quarter of 2015, we produced total segment operating income of $556 million, including segment operating income of $321 million in North America, despite the continuing impact of the strengthening of the U.S. dollar against most foreign currencies and weakening economic conditions in Latin America. Total segment operating income increased by $96 million compared to the second quarter of 2014, driven by a decrease in raw material costs, which more than offset declines in price and product mix, and cost savings actions. In the second quarter of 2015, we realized approximately $101 million of cost savings, including raw material cost saving measures of $56 million, which exceeded the impact of general inflation.
New Manufacturing Facility to Support the Americas
On April 24, 2015, we announced that we have selected San Luis Potosi, Mexico as the site for our new consumer tire factory to serve customers in the Americas. The new factory, combined with investments in our existing factories, will enable us to meet the strong and growing market demand for our products in North America and Latin America.
Dissolution of Global Alliance with Sumitomo Rubber Industries
On June 4, 2015, we entered into a Framework Agreement (the “Agreement”) with Sumitomo Rubber Industries, Ltd. (“SRI”). Pursuant to the terms and subject to the conditions set forth in the Agreement, we and SRI have agreed to dissolve the global alliance between the two companies.
Under the global alliance, we own 75% and SRI owns 25% of two companies, Goodyear Dunlop Tires Europe B.V. (“GDTE”) and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”). GDTE owns and operates substantially all of our tire businesses in Western Europe. GDTNA has rights to the Dunlop brand and operates certain related businesses in North America. In Japan, we own 25%, and SRI owns 75%, of two companies, one, Nippon Goodyear Ltd. (“NGY”), for the sale of Goodyear-brand passenger and truck tires for replacement in Japan and the other, Dunlop Goodyear Tires Ltd. (“DGT”), for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan. We also own 51%, and SRI owns 49%, of a company that coordinates and disseminates both commercialized tire technology and non-commercialized technology among Goodyear, SRI, the joint ventures and their respective affiliates (the “Technology JV”), and we own 80%, and SRI owns 20%, of a global purchasing company (the “Purchasing JV”). The global alliance also provided for the investment by us and SRI in the common stock of the other.
The Agreement provides that:

•	we will acquire SRI's 25% interest in GDTE and SRI's 75% interest in NGY;

•	we will sell to SRI our 75% interest in GDTNA, as well as the Huntsville, Alabama test track used by GDTNA, and our 25% interest in DGT;

•
we will acquire control of the Dunlop-related trademarks for tire-related businesses in North America but will grant SRI an exclusive license to develop, manufacture and sell Dunlop tires for motorcycles and for Japanese original equipment manufacturers operating in North America; and

•	SRI will obtain exclusive rights to sell Dunlop-brand tires in those countries that were previously non-exclusive under the global alliance, including Russia, Turkey and certain countries in Africa.
We will pay SRI a net amount of approximately $271 million in respect of the transactions set forth above. In addition, we will deliver a promissory note to GDTNA in the initial principal amount of approximately $55 million at an interest rate of LIBOR plus 0.1% and with a maturity date three years following the date of dissolution. The Agreement also provides that we will liquidate the Technology JV and the Purchasing JV and distribute the remaining assets and liabilities of those entities to us and SRI in accordance with our respective ownership interests in those entities, and that we and SRI will conduct an orderly sale of the investments in the common stock of the other.
The closing of the transaction is expected in the fourth quarter of 2015, and is subject to the receipt of antitrust and other governmental and third party approvals and other customary closing conditions, including SRI’s completion of a labor agreement with the United Steelworkers union for GDTNA’s Tonawanda, New York manufacturing facility.

Results of Operations
Net sales in the second quarter of 2015 were $4,172 million, compared to $4,656 million in the second quarter of 2014. Net sales decreased in the second quarter of 2015 due to unfavorable foreign currency translation, primarily in EMEA, and lower sales in other tire-related businesses, primarily third-party chemical sales in North America. Net sales were also negatively impacted by our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume, primarily in North America.
In the second quarter of 2015, Goodyear net income and Goodyear net income available to common shareholders was $192 million, or $0.70 per share, compared to $213 million, or $0.76 per share, in the second quarter of 2014. The decrease in Goodyear net income in the second quarter of 2015 compared to the second quarter of 2014 was primarily driven by an increase in income tax expense in 2015 due to recording tax expense on our U.S. income as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014, while income before income taxes in the second quarter of 2015 increased $36 million compared to the second quarter of 2014.
Our total segment operating income for the second quarter of 2015 was $556 million, compared to $460 million in the second quarter of 2014. The $96 million increase in segment operating income was due primarily to a decline in raw material costs of $164 million, which was partially offset by unfavorable foreign currency translation of $35 million, higher conversion costs of $20 million, and higher selling, administrative and general expense ("SAG") of $14 million. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first six months of 2015 were $8,196 million, compared to $9,125 million in the first six months of 2014. Net sales decreased in the first six months of 2015 due to unfavorable foreign currency translation, primarily in EMEA, lower sales in other tire-related businesses, primarily third-party chemical sales in North America, and a decline in price and product mix, primarily in Asia Pacific, as a result of the impact of lower raw material costs on pricing. Net sales were also negatively impacted by our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume, primarily in North America and Asia Pacific.
In the first six months of 2015, Goodyear net income was $416 million, compared to Goodyear net income of $162 million in the first six months of 2014. In the first six months of 2015, Goodyear net income available to common shareholders was $416 million, or $1.52 per share, compared to Goodyear net income available to common shareholders of $155 million, or $0.58 per share, in the first six months of 2014. The increase in Goodyear net income in the first six months of 2015 compared to the first six months of 2014 was primarily driven by an increase in royalty income in 2015 resulting from a $155 million one-time pre-tax gain on the recognition of deferred royalty income from the termination of a licensing agreement associated with the sale of our former Engineered Products business, lower foreign currency exchange losses in 2015 as the prior year included a $157 million pre-tax net remeasurement loss from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar, and lower SAG, primarily due to foreign currency translation. These items were partially offset by an increase in income tax expense in 2015 due to recording tax expense on our U.S. income as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014. Over the next five years, we estimate utilizing the majority of our tax credits and tax loss carryforwards and paying no significant federal income tax.
Our total segment operating income for the first six months of 2015 was $947 million, compared to $833 million in the first six months of 2014. The $114 million increase in segment operating income was due primarily to a decline in raw material costs of $268 million, higher tire volume of $26 million and incremental savings of $13 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. These increases were partially offset by higher conversion costs of $78 million, unfavorable foreign currency translation of $75 million and lower price and product mix of $36 million. Refer to "Results of Operations — Segment Information” for additional information.
At June 30, 2015, we had $1,638 million of Cash and cash equivalents as well as $2,389 million of unused availability under our various credit agreements, compared to $2,161 million and $2,317 million, respectively, at December 31, 2014. Cash and cash equivalents decreased by $523 million from December 31, 2014 due primarily to cash used for capital expenditures of $448 million and repayment of $200 million of borrowings due under our U.S. second lien term loan. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We continue to expect that our full-year tire unit volume growth for 2015 compared to 2014 will be up 1% to 2%. We also continue to expect cost savings to more than offset general inflation in 2015. Based on current spot rates, we continue to expect foreign currency translation to negatively affect segment operating income by approximately $200 million in 2015 compared to 2014.
Based on current raw material spot prices, for the full year of 2015, we now expect our raw material costs will be approximately 10% lower than 2014, and we continue to expect the benefit of lower raw material costs to more than offset declines in price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2015 and 2014
Net sales in the second quarter of 2015 were $4,172 million, decreasing $484 million, or 10.4%, from $4,656 million in the second quarter of 2014. Goodyear net income and Goodyear net income available to common shareholders was $192 million, or $0.70 per share, in the second quarter of 2015, compared to $213 million, or $0.76 per share, in the second quarter of 2014.
Net sales decreased in the second quarter of 2015, due primarily to unfavorable foreign currency translation of $401 million, primarily in EMEA, and lower sales in other tire-related businesses of $81 million, primarily third-party chemical sales in North America. Net sales were also negatively impacted by $22 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume of $22 million, primarily in North America.
Worldwide tire unit sales in the second quarter of 2015 were 40.8 million units, increasing 0.2 million units, or 0.6%, from 40.6 million units in the second quarter of 2014. Original equipment ("OE") tire volume increased 0.4 million units, or 3.7%, primarily in North America. Replacement tire volume decreased 0.2 million units, or 0.7%, primarily in EMEA.
Cost of goods sold (“CGS”) in the second quarter of 2015 was $3,027 million, decreasing $505 million, or 14.3%, from $3,532 million in the second quarter of 2014. CGS decreased due to foreign currency translation of $295 million, primarily in EMEA, lower raw material costs of $164 million, primarily in North America and EMEA, lower costs in other tire-related businesses of $79 million, primarily related to third-party chemical sales in North America, and lower costs of $23 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These decreases were partially offset by higher conversion costs of $20 million, including the favorable impact of lower under-absorbed fixed overhead costs of approximately $5 million, and higher tire volume of $19 million. CGS in the second quarter of 2015 included pension expense of $27 million, which decreased from $34 million in the second quarter of 2014, due primarily to the freeze of our hourly U.S. pension plans effective April 30, 2014.
CGS in the second quarter of 2015 and 2014 also included savings from rationalization plans of $8 million and $15 million, respectively, primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. The second quarter of 2014 included accelerated depreciation of $2 million ($1 million after-tax and minority), primarily related to the closure one of our manufacturing facilities in Amiens, France and our exit from the farm business in EMEA. CGS was 72.6% of sales in the second quarter of 2015 compared to 75.9% in the second quarter of 2014.
SAG in the second quarter of 2015 was $648 million, decreasing $50 million, or 7.2%, from $698 million in the second quarter of 2014. SAG decreased due to foreign currency translation of $71 million, primarily in EMEA, which was partially offset by the impact of inflation on wages and benefits and other costs. SAG in the second quarter of 2015 included transaction costs of $3 million ($2 million after-tax and minority), related to announced asset sales. SAG in the second quarter of 2015 also included pension expense of $11 million, compared to $13 million in 2014. SAG in the second quarter of 2015 and 2014 also included savings from rationalization plans of $6 million and $2 million, respectively. SAG was 15.5% of sales in the second quarter of 2015, compared to 15.0% in the second quarter of 2014.
We recorded net rationalization charges of $46 million ($32 million after-tax and minority) in the second quarter of 2015. We recorded charges of $36 million for rationalization actions initiated in the second quarter of 2015, which include a plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for SAG headcount reductions in North America and EMEA. We recorded charges of $10 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France. We recorded net rationalization charges of $24 million ($17 million after-tax and minority) in the second quarter of 2014. Net rationalization charges in 2014 include charges of $26 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $2 million, primarily related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in the second quarter of 2014 primarily consisted of SAG headcount reductions in EMEA and Latin America.
Interest expense in the second quarter of 2015 was $106 million, increasing $4 million, or 3.9%, from $102 million in the second quarter of 2014. The effect of lower average debt balances of $6,165 million in the second quarter of 2015 compared to $6,941 million in the second quarter of 2014 was more than offset by higher average interest rates of 6.88% in the second quarter of 2015 compared to 6.34% in the second quarter of 2014. Interest expense in the second quarter of 2014 was favorably impacted by $8 million related to interest recovered on the settlement of indirect tax claims in Latin America.
Other Expense in the second quarter of 2015 was $17 million, compared to $8 million in the second quarter of 2014. Other Expense in the second quarter of 2015 included net foreign currency exchange losses of $13 million, primarily related to Venezuela, compared to net foreign currency exchange gains of $2 million in the second quarter of 2014. Other Expense also included interest income in the second quarter of 2015 of $4 million, compared to interest income of $13 million in the second quarter of 2014. Interest income in the second quarter of 2014 included $9 million earned on the settlement of indirect tax claims in Latin America.
Other Expense in the second quarter of 2015 and 2014 included net gains on asset sales of $1 million (loss of $1 million after-tax and minority) and $5 million ($4 million after-tax and minority), respectively. Other Expense in the second quarter of 2014 included charges of $10 million ($10 million after-tax and minority) for labor claims related to a previously closed facility in Greece.
Tax expense in the second quarter of 2015 was $120 million on income before income taxes of $328 million. In the second quarter of 2014, we recorded tax expense of $60 million on income before income taxes of $292 million. Income tax expense in the second quarter of 2015 was unfavorably impacted by $3 million ($2 million after minority interest) of discrete tax adjustments, primarily related to the establishment a valuation allowance in EMEA. The increase in income taxes for the three months ended June 30, 2015 compared to 2014 was due to recording tax expense on our U.S. income as a result of the reversal of the tax valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.
In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance on certain deferred tax assets, including those in the U.S., and charges that were not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
Minority shareholders’ net income in the second quarter of 2015 was $16 million, compared to $19 million in 2014.
Six Months Ended June 30, 2015 and 2014
Net sales in the first six months of 2015 were $8,196 million, decreasing $929 million, or 10.2%, from $9,125 million in the first six months of 2014. Goodyear net income was $416 million in the first six months of 2015, compared to $162 million in the first six months of 2014. Goodyear net income available to common shareholders was $416 million, or $1.52 per share, in the first six months of 2015, compared to $155 million, or $0.58 per share, in the first six months of 2014.
Net sales decreased in the first six months of 2015, due primarily to unfavorable foreign currency translation of $794 million, primarily in EMEA, lower sales in other tire-related businesses of $138 million, primarily third-party chemical sales in North America, and a decline in price and product mix of $53 million, primarily in Asia Pacific, as a result of the impact of lower raw material costs on pricing. Net sales were also negatively impacted by $46 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume of $104 million, primarily in North America and Asia Pacific.
Worldwide tire unit sales in the first six months of 2015 were 81.6 million units, increasing 1.0 million units, or 1.4%, from 80.6 million units in the first six months of 2014. Replacement tire volume increased 0.3 million units, or 0.6%, primarily in Latin America. OE tire volume increased 0.7 million units, or 3.1%, primarily in North America and Asia Pacific.
CGS in the first six months of 2015 was $6,093 million, decreasing $957 million, or 13.6%, from $7,050 million in the first six months of 2014. CGS decreased due to foreign currency translation of $582 million, primarily in EMEA, lower raw material costs of $268 million, primarily in North America and EMEA, lower costs in other tire-related businesses of $139 million, primarily related to third-party chemical sales in North America, and lower costs of $52 million related to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These decreases were partially offset by higher tire volume of $78 million and higher conversion costs of $78 million, including the unfavorable impact of additional under-absorbed fixed overhead costs of approximately $24 million. CGS in 2015 also benefited from lower costs due to non-recurring prior year charges, including a pension curtailment loss of $33 million ($32 million after-tax and minority) as a result of the future accrual freezes to pension plans in North America, a charge of $11 million related to a commercial tire customer satisfaction program in EMEA and a pension settlement loss of $5 million ($4 million after-tax and minority) related to lump sum payments to settle certain liabilities for our U.K. pension plans. CGS in the first six months of 2015 included pension expense of $47 million, which decreased from $78 million in the first six months of 2014, due primarily to the freeze of our hourly U.S. pension plans effective April 30, 2014.
CGS in the first six months of 2015 included accelerated depreciation of $2 million ($2 million after-tax and minority) compared to $3 million ($2 million after-tax and minority) in the 2014 period, which was primarily related to the closure one of our manufacturing facilities in Amiens, France and our exit from the farm business in EMEA. CGS in the first six months of 2015 and 2014 also included savings from rationalization plans of $16 million and $30 million, respectively, primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS was 74.3% of sales in the first six months of 2015 compared to 77.3% in the first six months of 2014.

SAG in the first six months of 2015 was $1,256 million, decreasing $109 million, or 8.0%, from $1,365 million in the first six months of 2014. SAG decreased due to foreign currency translation of $137 million, primarily in EMEA, which was partially offset by the impact of inflation on wages and benefits and other costs. SAG in the first six months of 2015 included transaction costs of $3 million ($2 million after-tax and minority), related to announced asset sales. SAG in the first six months of 2015 also included pension expense of $26 million, compared to $27 million in 2014, primarily related to North America. SAG in the first six months of 2015 and 2014 also included savings from rationalization plans of $13 million and $9 million, respectively. SAG was 15.3% of sales in the first six months of 2015, compared to 15.0% in the first six months of 2014.
We recorded net rationalization charges of $62 million ($44 million after-tax and minority) in the first six months of 2015. We recorded charges of $36 million for rationalization actions initiated in the first six months of 2015, which included a plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for SAG headcount reductions in North America and EMEA. We recorded charges of $26 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France. We recorded net rationalization charges of $65 million ($47 million after-tax and minority) in the first six months of 2014. Net rationalization charges in 2014 include charges of $87 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $22 million, primarily related to the closure of one of our manufacturing facilities in Amiens, France. In addition, EMEA, Latin America and Asia Pacific also initiated plans in the first six months of 2014 to reduce SAG headcount.
Interest expense in the first six months of 2015 was $209 million, increasing $2 million, or 1.0%, from $207 million in the first six months of 2014. The effect of lower average debt balances of $6,237 million in the first six months of 2015 compared to $6,813 million in the first six months of 2014 was more than offset by higher average interest rates of 6.70% in the first six months of 2015 compared to 6.31% in the first six months of 2014. Interest expense in the first six months of 2014 was favorably impacted by $8 million related to interest recovered on the settlement of indirect tax claims in Latin America.
Other (Income) Expense in the first six months of 2015 was $111 million of income, compared to $176 million of expense in the first six months of 2014. Other (Income) Expense in the first six months of 2015 included royalty income of $175 million compared to $18 million in the first six months of 2014. Royalty income in 2015 included a one-time pre-tax gain of $155 million ($99 million after-tax and minority) on the recognition of deferred royalty income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015. We will recognize approximately $3 million of additional royalty revenue from this agreement in the third quarter of 2015, which completes the transition period.
Other (Income) Expense also included net foreign currency exchange losses in the first six months of 2015 of $29 million, compared to $151 million in the first six months of 2014. Net foreign currency exchange losses in 2014 include a net remeasurement loss of $157 million ($132 million after-tax and minority) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Other (Income) Expense also included interest income of $9 million for the first six months of 2015, compared to interest income of $19 million in the first six months of 2014. Interest income in the first six months of 2014 included $9 million earned on the settlement of indirect tax claims in Latin America. Other (Income) Expense in the first six months of 2015 and 2014 included charges of $4 million ($4 million after-tax and minority) and $17 million ($17 million after-tax and minority), respectively, for labor claims related to a previously closed facility in Greece and net gains on asset sales of $1 million (loss of $1 million after-tax and minority) and $3 million ($3 million after-tax and minority), respectively.
Tax expense in the first six months of 2015 was $243 million on income before income taxes of $687 million. In the first six months of 2014, we recorded tax expense of $68 million on income before income taxes of $262 million. Income tax expense in the first six months of 2015 was unfavorably impacted by $8 million ($8 million after minority interest) of discrete tax adjustments, primarily related to an audit of prior tax years and the establishment of a valuation allowance, both in EMEA. The audit adjustments also included the repayment of certain investment grants of $3 million, which are included in CGS. The increase in income taxes for the six months ended June 30, 2015 compared to 2014 was due to recording tax expense on our U.S. income as a result of the reversal of the tax valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.
In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance on certain deferred tax assets, including those in the U.S., and charges that were not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets.

If recent positive evidence provided by the profitability in certain EMEA subsidiaries continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances will exist within the next twelve months. This may result in a reduction of the valuation allowance by up to $300 million ($225 million after minority).
Minority shareholders’ net income in the first six months of 2015 was $28 million, compared to $32 million in 2014.
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
Total segment operating income in the second quarter of 2015 was $556 million, increasing $96 million, or 20.9%, from $460 million in the second quarter of 2014. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2015 was 13.3%, compared to 9.9% in the second quarter of 2014. Total segment operating income in the first six months of 2015 was $947 million, increasing $114 million, or 13.7%, from $833 million in the first six months of 2014. Total segment operating margin in the first six months of 2015 was 11.6%, compared to 9.1% in the first six months of 2014.
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
North America

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2015	2014	Change	Change	2015	2014	Change	Change
Tire Units	15.8	15.3	0.5	3.0%	30.6	29.9	0.7	2.4%
Net Sales	$2,026	$2,044	$(18)	(0.9)%	$3,884	$3,923	$(39)	(1.0)%
Operating Income	321	208	113	54.3%	519	364	155	42.6%
Operating Margin	15.8%	10.2%			13.4%	9.3%
Three Months Ended June 30, 2015 and 2014
North America unit sales in the second quarter of 2015 increased 0.5 million units, or 3.0%, to 15.8 million units. OE tire volume increased 0.4 million units, or 8.8%, primarily in consumer, driven by new fitments and higher industry volumes. Replacement tire volume increased 0.1 million units, or 0.5%, primarily in consumer.
Net sales in the second quarter of 2015 were $2,026 million, decreasing $18 million, or 0.9%, from $2,044 million in the second quarter of 2014. The decrease was due primarily to lower sales in our other tire-related businesses of $51 million, driven by a decrease in the price of third-party chemical sales. In addition, net sales declined due to unfavorable foreign currency translation of $10 million. These decreases were partially offset by higher volume of $45 million.
Operating income in the second quarter of 2015 was $321 million, increasing $113 million, or 54.3%, from $208 million in the second quarter of 2014. The increase in operating income was due primarily to a decline in raw material costs of $85 million and higher price and product mix of $17 million. Operating income was also positively impacted by higher volume of $9 million.
Operating income in the second quarter of 2015 excluded rationalization charges of $5 million. Operating income in the second quarter of 2014 excluded net gains on asset sales of $1 million.
Six Months Ended June 30, 2015 and 2014
North America unit sales in the first six months of 2015 increased 0.7 million units, or 2.4%, to 30.6 million units. OE tire volume increased 0.5 million units, or 5.4%, primarily in consumer, driven by new fitments and higher industry volumes. Replacement tire volume increased 0.2 million units, or 1.0%, primarily in consumer.

Net sales in the first six months of 2015 were $3,884 million, decreasing $39 million, or 1.0%, from $3,923 million in the first six months of 2014. The decrease was due primarily to lower sales in our other tire-related businesses of $86 million, driven by a decrease in the price of third-party chemical sales. In addition, net sales declined due to unfavorable foreign currency translation of $20 million. These decreases were partially offset by higher volume of $70 million.
Operating income in the first six months of 2015 was $519 million, increasing $155 million, or 42.6%, from $364 million in the first six months of 2014. The increase in operating income was due primarily to a decline in raw material costs of $128 million and higher price and product mix of $15 million. Operating income was also positively impacted by higher volume of $15 million.
Operating income in the first six months of 2015 excluded rationalization charges of $5 million. Operating income in the first six months of 2014 excluded net pension curtailment charges of $33 million, a net reversal of rationalization charges of $1 million and a net gain on asset sales of $1 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2015	2014	Change	Change	2015	2014	Change	Change
Tire Units	14.8	15.1	(0.3)	(2.0)%	30.7	31.3	(0.6)	(1.8)%
Net Sales	$1,265	$1,580	$(315)	(19.9)%	$2,596	$3,256	$(660)	(20.3)%
Operating Income	108	117	(9)	(7.7)%	181	227	(46)	(20.3)%
Operating Margin	8.5%	7.4%			7.0%	7.0%
Three Months Ended June 30, 2015 and 2014
Europe, Middle East and Africa unit sales in the second quarter of 2015 decreased 0.3 million units, or 2.0%, to 14.8 million units. Replacement tire volume decreased 0.2 million units, or 2.0%, primarily in our consumer and farm businesses. OE tire volume decreased 0.1 million units, or 2.2%, primarily in our consumer business. Decreased unit volumes primarily reflect increased competition in lower-end consumer products, a slower start to the winter tire sell-in season and our decision to exit the farm business at the end of 2014.
Net sales in the second quarter of 2015 were $1,265 million, decreasing $315 million, or 19.9%, from $1,580 million in the second quarter of 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $262 million, lower tire volume of $21 million and unfavorable price and product mix of $4 million, driven by the impact of lower raw material costs on pricing. Net sales were also negatively impacted by $22 million due to our exit from the farm tire business in the fourth quarter of 2014.
Operating income in the second quarter of 2015 was $108 million, decreasing $9 million, or 7.7%, from $117 million in the second quarter of 2014. Operating income decreased due primarily to unfavorable foreign currency translation of $25 million and lower volume of $6 million. These decreases were partially offset by a decline in raw material costs of $56 million, which more than offset the effect of lower price and product mix of $46 million. Operating income also benefited from lower pension costs of $6 million, additional savings of $5 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA, and $2 million due to higher profitability from our other tire-related businesses. Conversion costs and SAG included savings from rationalization plans of $6 million and $2 million, respectively.
Operating income in the second quarter of 2015 excluded net rationalization charges of $39 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and one of our Amiens, France manufacturing facilities and our exit from the farm tire business, and a net loss on asset sales of $3 million. Operating income in the second quarter of 2014 excluded net rationalization charges of $20 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $10 million related to labor claims with respect to a previously closed facility in Greece, net gains on asset sales of $2 million, and charges for accelerated depreciation of $2 million.
Six Months Ended June 30, 2015 and 2014
Europe, Middle East and Africa unit sales in the first six months of 2015 decreased 0.6 million units, or 1.8%, to 30.7 million units. Replacement tire volume decreased 0.4 million units, or 1.6%, primarily in our consumer and farm businesses. OE tire volume decreased 0.2 million units, or 2.3%, primarily in our consumer business. Decreased unit volumes primarily reflect increased competition in lower-end consumer products, a slower start to the winter tire sell-in season and our decision to exit the farm business at the end of 2014.
Net sales in the first six months of 2015 were $2,596 million, decreasing $660 million, or 20.3%, from $3,256 million in the first six months of 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $544 million, lower tire volume of $39 million and unfavorable price and product mix of $22 million, driven by the impact of lower raw material costs on pricing. Net sales were also negatively impacted by $46 million due to our exit from the farm tire business in the fourth quarter of 2014.
Operating income in the first six months of 2015 was $181 million, decreasing $46 million, or 20.3%, from $227 million in the first six months of 2014. Operating income decreased due primarily to unfavorable foreign currency translation of $58 million, higher conversion costs of $24 million, driven by increased under-absorbed overhead of $27 million resulting from lower production volumes in the last quarter of 2014, lower volume of $12 million and higher SAG of $6 million, due to the impact of inflation on wages and benefits and other costs. These decreases were partially offset by a decline in raw material costs of $101 million, which more than offset the effect of lower price and product mix of $86 million. Operating income also benefited from lower pension costs of $17 million, additional savings of $13 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA, and lower costs due to a prior year charge of $11 million related to a commercial tire customer satisfaction program. Conversion costs and SAG included savings from rationalization plans of $11 million and $4 million, respectively.
Operating income in the first six months of 2015 excluded net rationalization and accelerated depreciation charges of $54 million and $2 million, respectively, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and one of our Amiens, France manufacturing facilities and our exit from the farm tire business, a net loss on asset sales of $5 million and charges of $4 million related to labor claims with respect to a previously closed facility in Greece. Operating income in the first six months of 2014 excluded net rationalization charges of $58 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $17 million related to labor claims with respect to a previously closed facility in Greece, and charges for accelerated depreciation of $3 million.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2015	2014	Change	Change	2015	2014	Change	Change
Tire Units	6.0	5.8	0.2	5.0%	11.7	11.0	0.7	6.8%
Net Sales	$491	$543	$(52)	(9.6)%	$941	$1,035	$(94)	(9.1)%
Operating Income	84	76	8	10.5%	151	141	10	7.1%
Operating Margin	17.1%	14.0%			16.0%	13.6%
Three Months Ended June 30, 2015 and 2014
Asia Pacific unit sales in the second quarter of 2015 increased 0.2 million units, or 5.0%, to 6.0 million units. OE tire volume increased 0.2 million units, or 10.7%. The increase in unit volume was primarily due to growth in China and India. Replacement tire shipments were up 0.8%.
Net sales in the second quarter of 2015 were $491 million, decreasing $52 million, or 9.6%, from $543 million in the second quarter of 2014. Net sales decreased due to unfavorable foreign currency translation of $37 million, primarily related to the depreciation of the Australian dollar, lower price and product mix of $33 million, driven primarily by the impact of lower raw material costs on pricing, and lower sales in other tire-related businesses of $5 million. These decreases were partially offset by higher tire volume of $24 million.
Operating income in the second quarter of 2015 was $84 million, increasing $8 million, or 10.5%, from $76 million in the second quarter of 2014. The increase in operating income was due primarily to lower raw material costs of $35 million, which more than offset the effect of lower price and product mix of $29 million, higher volume of $6 million and lower conversion costs of $2 million. Operating income also benefited from the cessation of start-up costs of $3 million related to a manufacturing facility in Japan that were incurred in 2014, and lower transportation expenses of $2 million. These increases were partially offset by higher SAG of $7 million, primarily due to higher salaries and benefits, and unfavorable foreign currency translation of $5 million.
Operating income in the second quarter of 2015 excluded net gains on asset sales of $6 million and net rationalization charges of $2 million. Operating income in the second quarter of 2014 excluded net rationalization charges of $3 million.
Six Months Ended June 30, 2015 and 2014
Asia Pacific unit sales in the first six months of 2015 increased 0.7 million units, or 6.8%, to 11.7 million units. OE tire volume increased 0.7 million units, or 15.0%. The increase in unit volume was primarily due to growth in China and India. Replacement tire shipments were flat.
Net sales in the first six months of 2015 were $941 million, decreasing $94 million, or 9.1%, from $1,035 million in the first six months of 2014. Net sales decreased due to lower price and product mix of $88 million, driven primarily by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $63 million, primarily related to the depreciation of the

Australian dollar, and lower sales in other tire-related businesses of $5 million. These decreases were partially offset by higher tire volume of $62 million.
Operating income in the first six months of 2015 was $151 million, increasing $10 million, or 7.1%, from $141 million in the first six months of 2014. The increase in operating income was due primarily to lower raw material costs of $52 million, which more than offset the effect of lower price and product mix of $49 million, higher volume of $16 million, and higher income from other tire-related businesses of $2 million. Operating income also benefited from the cessation of start-up costs of $4 million related to a manufacturing facility in Japan that were incurred in 2014. These increases were partially offset by higher SAG of $7 million, primarily due to higher salaries and benefits, unfavorable foreign currency translation of $7 million and higher conversion costs of $3 million.
Operating income in the first six months of 2015 excluded net gains on asset sales of $6 million and net rationalization charges of $3 million. Operating income in the first six months of 2014 excluded net rationalization charges of $7 million.
Latin America

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2015	2014	Change	Change	2015	2014	Change	Change
Tire Units	4.2	4.4	(0.2)	(4.2)%	8.6	8.4	0.2	2.4%
Net Sales	$390	$489	$(99)	(20.2)%	$775	$911	$(136)	(14.9)%
Operating Income	43	59	(16)	(27.1)%	96	101	(5)	(5.0)%
Operating Margin	11.0%	12.1%			12.4%	11.1%
Three Months Ended June 30, 2015 and 2014
Latin America unit sales in the second quarter of 2015 decreased 0.2 million units, or 4.2%, to 4.2 million units. Replacement tire volume decreased 0.1 million units, or 2.3%, driven by our commercial business, due primarily to weaker economic conditions in Venezuela and Brazil. OE tire volume decreased 0.1 million units, or 10.7%, driven primarily by weaker consumer OE vehicle production in Brazil.
Net sales in the second quarter of 2015 were $390 million, decreasing $99 million, or 20.2%, from $489 million in the second quarter of 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $92 million, mainly in Brazil and Venezuela, lower tire volume of $26 million, and lower sales in other tire-related businesses of $19 million, primarily due to ceasing tire component sales to certain customers. These decreases were partially offset by improved price and product mix of $39 million.
Operating income in the second quarter of 2015 was $43 million, decreasing $16 million, or 27.1%, from $59 million in the second quarter of 2014. Operating income decreased due primarily to higher conversion costs of $21 million, lower tire volume of $6 million and increased SAG of $6 million. Operating income was also negatively impacted by charges of $6 million for labor-related and indirect tax claims in Brazil, decreased profits in other-tire-related businesses of $3 million, increased transportation expenses of $3 million, higher research and development expenditures of $3 million and unfavorable foreign currency translation of $2 million. These decreases were partially offset by improved price and product mix of $51 million, which more than offset the impact of higher raw material costs of $12 million. Conversion costs were negatively impacted by higher overall inflation, including wages and benefits, primarily in Venezuela and Brazil, partially offset by lower under-absorbed fixed overhead costs of $9 million.
In the second quarter of 2015, Venezuela's operating income was $36 million, an increase of $17 million compared to the second quarter of 2014. Venezuela's operating income in the second quarter of 2015 excludes foreign currency exchange losses of $12 million related to the Venezuelan bolivar fuerte, an increase of $19 million compared to the second quarter of 2014. Excluding the favorable impact of results from our Venezuelan operations, Latin America’s operating income declined by $33 million, due to the recessionary environment in Brazil driving lower consumer OE and commercial replacement volumes and unfavorably impacting conversion costs.
In the second quarter of 2014, on a consolidated basis, we recorded a $20 million net benefit ($13 million after-tax and minority), which included $3 million in Latin America segment operating income, related to the settlement of indirect tax claims. Latin America’s operating income in the second quarter of 2014 excluded net rationalization charges of $1 million.

Six Months Ended June 30, 2015 and 2014
Latin America unit sales in the first six months of 2015 increased 0.2 million units, or 2.4%, to 8.6 million units. Replacement tire volume increased 0.4 million units, or 6.7%, driven by our consumer business, as our volume improvement exceeded increased industry volumes. OE tire volume decreased 0.2 million units, or 11.4%, driven primarily by weaker consumer OE vehicle production in Brazil.
Net sales in the first six months of 2015 were $775 million, decreasing $136 million, or 14.9%, from $911 million in the first six months of 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $167 million, mainly in Brazil and Venezuela, and lower sales in other tire-related businesses of $39 million, primarily due to ceasing tire component sales to certain customers. These decreases were partially offset by improved price and product mix of $60 million, including a favorable shift from OE to replacement products, and higher tire volume of $11 million.
Operating income in the first six months of 2015 was $96 million, decreasing $5 million, or 5.0%, from $101 million in the first six months of 2014. Operating income decreased due primarily to higher conversion costs of $51 million, increased SAG of $9 million, charges of $6 million for labor-related and indirect tax claims in Brazil, unfavorable foreign currency translation of $4 million and decreased profits in other-tire-related businesses of $4 million. These decreases were partially offset by improved price and product mix of $84 million, which more than offset the impact of higher raw material costs of $13 million. Conversion costs were negatively impacted by higher overall inflation, including wages and benefits, primarily in Venezuela and Brazil, partially offset by lower under-absorbed fixed overhead costs of $16 million.
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
Operating income in the first six months of 2015 excluded a net gain on asset sales of $1 million. Operating income in the first six months of 2014 excluded net foreign currency exchange losses of $157 million related to the devaluation of the Venezuelan bolivar fuerte and net rationalization charges of $1 million.
In the first six months of 2015, Venezuela's operating income was $59 million, an increase of $45 million compared to the first six months of 2014. Venezuela's increase in operating income resulted from improved price and product mix and higher production levels in the first six months of 2015 as compared to 2014, which was negatively impacted by labor-related issues that significantly reduced production levels. Excluding the favorable impact of results from our Venezuelan operations, Latin America’s operating income declined by $50 million, due to the recessionary environment in Brazil driving lower consumer OE and commercial replacement volumes and unfavorably impacting conversion costs.
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
On May 12, 2015, we amended and restated our European revolving credit facility. Significant changes to the facility include extending the maturity to May 12, 2020, increasing the available commitments thereunder from €400 million to €550 million, and decreasing the interest rate by 75 basis points and the annual commitment fee by 20 basis points. Amounts drawn under the facility will now bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
On June 16, 2015, we amended our U.S. second lien term loan facility to reduce the current interest rate by 100 basis points. As a result of the amendment, the term loan now bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points.
At June 30, 2015, we had $1,638 million in Cash and cash equivalents, compared to $2,161 million at December 31, 2014. For the six months ended June 30, 2015, net cash provided by operating activities was $274 million due to net income of $444 million, which includes net non-cash charges of $433 million, primarily related to depreciation and amortization, deferred income tax charges and the recognition of deferred royalty income, partially offset by cash used for working capital of $477 million and rationalization payments of $86 million. Net cash used by investing activities was $469 million, reflecting capital expenditures of $448 million. Net cash used by financing activities was $267 million, driven by net debt repayments of $190 million and common stock repurchases of $52 million.
At June 30, 2015, we had $2,389 million of unused availability under our various credit agreements, compared to $2,317 million at December 31, 2014. The table below presents unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2015	2014
First lien revolving credit facility	$1,046	$1,138
European revolving credit facility	616	485
Chinese credit facilities	80	—
Other foreign and domestic debt	205	277
Notes payable and overdrafts	442	417
	$2,389	$2,317
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
On June 4, 2015, we entered into a Framework Agreement with SRI to dissolve the global alliance between the two companies. Pursuant to the terms and conditions of the Agreement, we will pay SRI approximately $271 million upon closing of the transaction.  We will also deliver a promissory note to GDTNA in the initial principal amount of approximately $55 million at an interest rate of LIBOR plus 0.1% and with a maturity date three years following the date of dissolution. We expect the transaction to close in the fourth quarter of 2015. Refer to "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview" for further information.
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

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan, South African and Argentinian subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2015, approximately $618 million of net assets, including $492 million of cash and cash equivalents, were subject to such requirements, including $304 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.
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
Through December 31, 2013, substantially all of our transactions were subject to the approval of the Commission for the Administration of Currency Exchange ("CADIVI"). In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace CADIVI. In addition, effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD”) rate, which was 11.4 and 12.8 bolivares fuertes to the U.S. dollar at January 24, 2014 and June 30, 2015, respectively.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by Goodyear Venezuela. Therefore, in the first quarter of 2014, we recorded a first quarter net remeasurement loss of $157 million on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, using the then-applicable SICAD rate of 11.4 bolivares fuertes to the U.S. dollar. In the third quarter of 2014, we reduced by $7 million previously recorded foreign currency exchange losses on our Venezuelan deferred tax assets in conjunction with establishing a valuation allowance on those deferred tax assets. We also recorded a subsidy receivable of $50 million at January 24, 2014 related to certain U.S. dollar-denominated payables for goods that were expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar, based on ongoing approvals for the importation of such goods. In the third quarter of 2014, we derecognized $5 million of the subsidy receivable due to the change in the official exchange rate for purchases of certain finished goods from 6.3 bolivares fuertes to the U.S. dollar to the SICAD rate. In the fourth quarter of 2014, we entered into an agreement with the Venezuelan government to settle $85 million of U.S. dollar-denominated payables at the SICAD rate that we previously had expected to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar and, accordingly, derecognized the remaining subsidy receivable of $45 million. Subsidies received from the government related to certain U.S. dollar-denominated payables settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar are now recognized in CGS upon receipt. We received $7 million in the fourth quarter of 2014 under this agreement.
In early 2015, the Venezuelan government announced certain changes to its currency exchange system, including the merging of the SICAD auction systems. In addition, the Marginal Currency System ("SIMADI"), for which the exchange rate has been indicated to be based on market rates, opened on February 12, 2015 at approximately 170 bolivares fuertes to the U.S. dollar. If we remeasured our bolivar fuerte-denominated monetary assets and liabilities at the SIMADI rate of approximately 200 bolivares fuertes to the U.S. dollar at June 30, 2015, we would have recorded an additional remeasurement loss of approximately $230 million.
During the second quarter of 2015, the official exchange rate for settling certain transactions, including imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar. In the second quarter of 2015, we continued to obtain approval for the import of certain raw materials at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar, and other raw materials at the SICAD rate. During the six months ended June 30, 2015, Goodyear Venezuela settled $6 million of U.S. dollar-denominated intercompany payables, primarily at the SICAD exchange rate of 12.0 bolivares fuertes to the U.S. dollar in effect at the date of those settlements. In the first six months of 2015, we did not have any additional receipts related to the $85 million agreement with the Venezuelan government as described above. If in the future we convert bolivares fuertes at a rate other than the June 30, 2015 SICAD rate of 12.8 bolivares fuertes to the U.S. dollar, or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations.
At June 30, 2015, settlements pending before CADIVI/CENCOEX were approximately $150 million, of which approximately $130 million are expected to be settled at the SICAD rate and approximately $20 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At June 30, 2015, $13 million of our requested settlements were pending up to 180 days, $14 million were pending from 180 to 360 days and $123 million were pending over one year. Amounts pending up to 180 days and from 180 to 360 days relate to imported tires and raw materials. Amounts pending over one year include imported tires and raw materials of $86 million, dividends payable of $20 million, and intercompany charges of $17 million, including royalties of $6 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela, and this situation has deteriorated over time.
At June 30, 2015, we had bolivar fuerte-denominated monetary assets of $339 million, which consisted primarily of $304 million of cash and $21 million of prepaid assets, and bolivar fuerte-denominated monetary liabilities of $160 million, which consisted primarily of $67 million of intercompany payables, including $20 million of dividends, $39 million of long term benefits, $31 million of short term compensation and benefits and $15 million of accounts payable — trade. At December 31, 2014, we had bolivar fuerte-denominated monetary assets of $300 million, which consisted primarily of $289 million of cash and $5 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $143 million, which consisted primarily of $60 million of intercompany payables, including $21 million of dividends, $40 million of long term benefits, $22 million of accounts payable — trade and $13 million of short term compensation and benefits. All monetary assets and liabilities were remeasured at 12.8 and 12.0 bolivares fuertes to the U.S. dollar at June 30, 2015 and December 31, 2014, respectively.
Goodyear Venezuela’s sales were 2.8% and 1.9% of our net sales for the three months ended June 30, 2015 and 2014, respectively, and were 2.5% and 1.3% for the six months ended June 30, 2015 and 2014, respectively. Goodyear Venezuela's CGS were 2.4% and 1.8% of our CGS for the three months ended June 30, 2015 and 2014, respectively, and were 2.3% and 1.4% for the six months ended June 30, 2015 and 2014, respectively. Goodyear Venezuela's operating income for the three and six months ended June 30, 2015 increased by $17 million and $45 million, respectively, compared to the three and six months ended June 30, 2014. Goodyear Venezuela’s sales are bolivar fuerte-denominated, its cost of goods sold are approximately 85% bolivar fuerte-denominated and approximately 15% U.S. dollar-denominated and its SAG is approximately 95% bolivar fuerte-denominated and approximately 5% U.S. dollar-denominated. A further 10% decrease in the SICAD rate to 14.1 bolivares fuertes to the U.S. dollar would decrease Goodyear Venezuela’s operating income by approximately $14 million on an annual basis, before any potential offsetting actions.
Goodyear Venezuela contributed a significant portion of Latin America’s sales and operating income in the first six months of 2015 and in 2014. The continuing economic and political uncertainty, which has increased due to a significant decline in the price of oil, which is the country's primary export and source of U.S. dollars; difficulties importing raw materials and finished goods; changing foreign currency exchange rates; and government price and profit margin controls in Venezuela may adversely impact Latin America’s operating income in future periods. In response to conditions in Venezuela, we continuously evaluate the prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price and profit margin controls. We will also manage our operations in Venezuela to limit our net investment and working capital exposure through adjustments to our production volumes, which could also result in further earnings volatility. Specifically, continued inability to exchange bolivares fuertes to U.S. dollars to pay third-party suppliers and Goodyear affiliates for importation of basic raw materials may result in curtailment or cessation of production. In such cases, our ability to mitigate the negative impact of lower production may be limited based on government controls over reductions in staffing. These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in Goodyear Venezuela. To the extent we determine deconsolidation of Goodyear Venezuela to be appropriate due to a further degradation in our ability to make operating decisions in a future period, we would expect to recognize a one-time, pre-tax charge of over $500 million and derecognize cash and cash equivalents of $305 million from our consolidated financial statements (both reflecting June 30, 2015 balances and foreign currency exchange rates) and present our investment in Goodyear Venezuela under the cost method of accounting thereafter. We will continue to reassess the appropriateness of consolidating Goodyear Venezuela on a quarterly basis. We will also continue to assess the information relative to available Venezuelan exchange rates and the impact on our financial position, results of operations and liquidity.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2015 and to provide us with flexibility to respond to further changes in the business environment.

Operating Activities
Net cash provided by operating activities was $274 million in the first six months of 2015, compared to net cash used of $1,134 million in the first six months of 2014. Operating cash flows were favorably impacted by decreased pension contributions and direct payments of $1,206 million and increased earnings. Pension contributions in 2014 primarily related to discretionary contributions of $907 million to fully fund our U.S. hourly pension plans.
Investing Activities
Net cash used in investing activities was $469 million in the first six months of 2015, compared to $421 million in the first six months of 2014. Capital expenditures were $448 million in the first six months of 2015, compared to $441 million in the first six months of 2014. Beyond expenditures required to sustain our facilities, capital expenditures in 2015 primarily related to expansion of manufacturing capacity in North America, Brazil and Germany.
Financing Activities
Net cash used by financing activities was $267 million in the first six months of 2015, compared to net cash provided of $376 million in the first six months of 2014. Financing activities in 2015 included net debt repayments of $190 million. In the first six months of 2015, we repurchased $52 million of our common stock, including $50 million of repurchases pursuant to our publicly announced share repurchase program, and paid dividends on our common stock of $32 million. Financing activities in 2014 included net borrowings of $485 million used to fund working capital needs and capital expenditures. In the first six months of 2014, we repurchased $65 million of our common stock, including $54 million of repurchases pursuant to our publicly announced share repurchase program, and paid dividends on our common stock of $26 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,812 million available at June 30, 2015, of which $2,389 million were unused, compared to $9,029 million available at December 31, 2014, of which $2,317 million were unused. At June 30, 2015, we had long term credit arrangements totaling $8,334 million, of which $1,947 million were unused, compared to $8,582 million and $1,900 million, respectively, at December 31, 2014. At June 30, 2015, we had short term committed and uncommitted credit arrangements totaling $478 million, of which $442 million were unused, compared to $447 million and $417 million, respectively, at December 31, 2014. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At June 30, 2015, we had $3,296 million of outstanding notes, compared to $3,318 million at December 31, 2014.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility bear interest at LIBOR plus 150 basis points, based on our current liquidity. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2015, our borrowing base, and therefore our availability, under the facility was $581 million below the facility's stated amount of $2.0 billion.
At June 30, 2015 and December 31, 2014, we had no borrowings outstanding under the revolving credit facility. Letters of credit issued totaled $373 million at June 30, 2015 and $377 million at December 31, 2014.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
The term loan now bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points. After June 16, 2015 and prior to June 16, 2016, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected.
At June 30, 2015 and December 31, 2014, the amounts outstanding under this facility were $996 million and $1,196 million, respectively.

€550 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2020
Our amended and restated €550 million European revolving credit facility consists of (i) a €125 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €425 million all-borrower tranche that is available to GDTE, GDTG and Goodyear Dunlop Tires Operations S.A. Up to €150 million of swingline loans and €50 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under the facility will bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros.
At June 30, 2015 and December 31, 2014, there were no borrowings outstanding under the revolving credit facility. There were no letters of credit issued at June 30, 2015 and December 31, 2014.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2011 under the first lien facility and December 31, 2014 under the European facility.
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
At June 30, 2015, the amounts available and utilized under this program totaled $276 million (€246 million). At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $65 million (85 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At June 30, 2015, the amounts available and utilized under this program were $46 million and $22 million, respectively. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during the first six months of 2015. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2015, the gross amount of receivables sold was $299 million, compared to $365 million at December 31, 2014.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such supplier financing programs totaled approximately $470 million and $420 million at June 30, 2015 and December 31, 2014, respectively.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, please refer to Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2014 Form 10-

K and Note to the Consolidated Financial Statements No. 8, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of June 30, 2015, our availability under this facility of $1,046 million, plus our Available Cash of $547 million, totaled $1,593 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2015, we were in compliance with this financial covenant.
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
At June 30, 2015, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first six months of 2015, we paid cash dividends of $32 million on our common stock. On July 15, 2015, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.06 per share of common stock, or approximately $16 million in the aggregate. The dividend will be paid on September 1, 2015 to stockholders of record as of the close of business on July 31, 2015. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter and first six months of 2015, we repurchased 1,600,129 shares at an average price, including commissions, of $31.25 per share, or $50 million in the aggregate. Since the inception of our common stock repurchase program we have repurchased 10,535,938 shares at an average price, including commissions, of $26.89 per share, or $283 million in the aggregate.
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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	if we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	we could be negatively impacted by the decision regarding whether to impose tariffs on certain tires imported to the U.S. from China;

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

•
any failure to be in compliance with any material provision or covenant of our credit facilities or the indentures governing our notes could have a material adverse effect on our liquidity and operations;

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

•
we may not complete the transactions contemplated by our Framework Agreement with SRI, which provides for the dissolution of our global alliance with SRI, on the terms set forth in the Framework Agreement, on the time frame we anticipate, or at all;

•
if we do not complete the transactions contemplated by the Framework Agreement, then the arbitration proceedings we have brought to dissolve our global alliance with SRI and the terms and conditions of the existing global alliance agreements with SRI could require us to make a substantial payment to acquire SRI’s minority interests in certain joint venture entities;

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2015, 32% of our debt was at variable interest rates averaging 5.77%.
The following table presents information about long term fixed rate debt, excluding capital leases, at June 30, 2015:

(In millions)
Carrying amount — liability	$4,079
Fair value — liability	4,331
Pro forma fair value — liability	4,381
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2015, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at June 30, 2015:

(In millions)
Fair value — asset (liability)	$(3)
Pro forma decrease in fair value	(103)
Contract maturities	7/15 - 6/16
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2015, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at June 30, 2015 as follows:

(In millions)
Accounts receivable	$13
Other Current Liabilities	(16)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the quarter ended March 31, 2015, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,200 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2015, approximately 500 new claims were filed against us and approximately 300 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2015 was $5 million and $9 million, respectively. At June 30, 2015, there were approximately 73,400 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note 12, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
SRI Arbitration Proceedings
On June 4, 2015, we entered into a Framework Agreement with SRI to dissolve the global alliance between the two companies. Upon the consummation of the transactions contemplated in the Framework Agreement, we and SRI will jointly request the termination of the pending arbitration proceedings that were commenced in January 2014.
Reference is made to Item 3 of Part I of our 2014 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Due to the execution of a Framework Agreement between us and SRI to dissolve the global alliance between the two companies, we have updated our risk factors as follows:
We cannot assure you that we will complete the transactions contemplated by the Framework Agreement in accordance with the terms stated therein, during the time frame we anticipate, or at all. If the transactions contemplated by the Framework Agreement do not close, we will rely on the pending arbitration proceedings to dissolve our global alliance with SRI.
The Framework Agreement contemplates an amicable dissolution of the global alliance with SRI, including termination of our previously filed arbitration proceedings. However, we cannot assure you that we will complete the transactions contemplated by the Framework Agreement in accordance with the terms stated therein, during the time frame we anticipate, or at all. If the transactions contemplated by the Framework Agreement do not close, we will rely on those arbitration proceedings to dissolve our global alliance with SRI.
Subject to those arbitration proceedings and successful completion of the transactions contemplated by the Framework Agreement, under the existing global alliance agreements between us and SRI, SRI would have the right to require us to purchase its ownership interests in GDTE and GDTNA if certain triggering events have occurred, including certain bankruptcy events, changes in control of Goodyear or breaches of the global alliance agreements. Any payment required to be made to SRI in respect of the dissolution of the global alliance, which could be offset by payments to us for damages, or pursuant to an exit under the terms of the global alliance agreements could be substantial. If the amount of such a payment exceeds our current expectations, we cannot assure you that our operating performance, cash flow and capital resources would be sufficient to make such a payment or, if we were able to make the payment, that there would be sufficient funds remaining to satisfy our other obligations. For further information regarding our global alliance with SRI, including the events that could trigger SRI’s exit rights, see “Business — Global Alliance with SRI” in our 2014 Form 10-K.
Refer to "Item 1A. Risk Factors" in our 2014 Form 10-K for a further discussion of all of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2015.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/15-4/30/15	—	$—	—	$216,702,887
5/1/15-5/31/15	36,169	29.00	—	$216,702,887
6/1/15-6/30/15	1,600,129	31.25	1,600,129	$166,702,910
Total	1,636,298	$32.20	1,600,129	$166,702,910
(1) Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.
(2) On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended June 30, 2015, we repurchased 1,600,129 shares at an average price of $31.25 per share, or $50 million in the aggregate.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 59, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 29, 2015	By	/s/ Richard J. Noechel

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2015
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)	Framework Agreement, dated as of June 4, 2015, by and between the Company and Sumitomo Rubber Industries, Ltd.	2.1

In accordance with Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any such schedule or similar attachment to the Securities and Exchange Commission upon request.

3	Articles of Incorporation and By-Laws

(a)
Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 18, 2006, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 22, 2009, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 30, 2011, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 16, 2015, together comprising the Company's Articles of Incorporation, as amended.
		3.1

(b)	Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and as most recently amended on April 13, 2015.	3.2

10	Material Contracts

(a)	Amended and Restated Revolving Credit Agreement, dated as of May 12, 2015, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BNP Paribas, as Syndication Agent, and the Documentation Agents, Joint Bookrunners and Joint Lead Arrangers identified therein.	10.1

(b)	Amendment and Restatement Agreement, dated as of May 12, 2015, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BNP Paribas, as Issuing Bank, the subsidiary guarantors party thereto, and the lenders party thereto.	10.2

(c)	First Amendment, dated as of June 16, 2015, to the Amended and Restated Second Lien Credit Agreement, dated as of April 19, 2012, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10.3

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101