Form 10-Q
period 2015-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2015-10-29
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2015:	268,908,141

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Net Sales	$4,184	$4,657	$12,380	$13,782
Cost of Goods Sold	3,000	3,516	9,093	10,566
Selling, Administrative and General Expense	633	653	1,889	2,018
Rationalizations (Note 2)	20	15	82	80
Interest Expense	102	108	311	315
Other (Income) Expense (Note 3)	(2)	66	(113)	242
Income before Income Taxes	431	299	1,118	561
United States and Foreign Taxes (Note 5)	126	100	369	168
Net Income	305	199	749	393
Less: Minority Shareholders’ Net Income	34	38	62	70
Goodyear Net Income	271	161	687	323
Less: Preferred Stock Dividends	—	—	—	7
Goodyear Net Income available to Common Shareholders	$271	$161	$687	$316
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$1.01	$0.58	$2.55	$1.18
Weighted Average Shares Outstanding (Note 6)	269	275	270	266
Diluted	$0.99	$0.58	$2.51	$1.15
Weighted Average Shares Outstanding (Note 6)	274	279	274	280

Cash Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net Income	$305	$199	$749	$393
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($18) and ($42) in 2015 ($0 and $0 in 2014)	(100)	(185)	(205)	(170)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	1	4	2	2
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $9 and $27 in 2015 ($2 and $5 in 2014)	19	25	56	82
Decrease in net actuarial losses, net of tax of $0 and $11 in 2015 ($0 and $3 in 2014)	—	6	24	30
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	—	1	2	43
Prior service credit (cost) from plan amendments, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	—	(1)	—	(1)
Deferred derivative gains (losses), net of tax of $1 and $3 in 2015 ($1 and $0 in 2014)	6	11	16	10
Reclassification adjustment for amounts recognized in income, net of tax of $0 and ($2) in 2015 ($0 and $0 in 2014)	(8)	—	(21)	1
Unrealized investment gains (losses), net of tax of $0 and $1 in 2015 ($0 and $0 in 2014)	(4)	(1)	(3)	—
Other Comprehensive Income (Loss)	(86)	(140)	(129)	(3)
Comprehensive Income	219	59	620	390
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	15	(13)	—	38
Goodyear Comprehensive Income	$204	$72	$620	$352
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2015	2014
Assets:
Current Assets:
Cash and Cash Equivalents	$1,690	$2,161
Accounts Receivable, less Allowance — $98 ($89 in 2014)	2,616	2,126
Inventories:
Raw Materials	508	535
Work in Process	142	149
Finished Products	1,894	1,987
	2,544	2,671
Deferred Income Taxes	575	570
Assets Held for Sale (Note 4)	242	—
Prepaid Expenses and Other Current Assets	255	196
Total Current Assets	7,922	7,724
Goodwill	556	601
Intangible Assets	131	138
Deferred Income Taxes	1,485	1,762
Other Assets	748	731
Property, Plant and Equipment, less Accumulated Depreciation — $8,700 ($9,029 in 2014)	6,673	7,153
Total Assets	$17,515	$18,109

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,576	$2,878
Compensation and Benefits (Notes 10 and 11)	723	724
Liabilities Held for Sale (Note 4)	204	—
Other Current Liabilities	871	956
Notes Payable and Overdrafts (Note 8)	41	30
Long Term Debt and Capital Leases due Within One Year (Note 8)	368	148
Total Current Liabilities	4,783	4,736
Long Term Debt and Capital Leases (Note 8)	5,591	6,216
Compensation and Benefits (Notes 10 and 11)	1,426	1,676
Deferred and Other Noncurrent Income Taxes	176	181
Other Long Term Liabilities	587	873
Total Liabilities	12,563	13,682
Commitments and Contingent Liabilities (Note 12)
Minority Shareholders’ Equity (Note 1)	590	582
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 269 million (269 million in 2014) after deducting 9 million treasury shares (9 million in 2014)	269	269
Capital Surplus	3,103	3,141
Retained Earnings	4,981	4,343
Accumulated Other Comprehensive Loss	(4,210)	(4,143)
Goodyear Shareholders’ Equity	4,143	3,610
Minority Shareholders’ Equity — Nonredeemable	219	235
Total Shareholders’ Equity	4,362	3,845
Total Liabilities and Shareholders’ Equity	$17,515	$18,109
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Cash Flows from Operating Activities:
Net Income	$749	$393
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	522	553
Amortization and Write-Off of Debt Issuance Costs	6	12
Provision for Deferred Income Taxes	265	61
Net Pension Curtailments and Settlements	2	39
Net Rationalization Charges (Note 2)	82	80
Rationalization Payments	(105)	(169)
Net Losses on Asset Sales (Note 3)	9	4
Pension Contributions and Direct Payments	(77)	(1,292)
Net Venezuela Currency Loss (Note 3)	—	155
Gain on Recognition of Deferred Royalty Income (Note 3)	(155)	—
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(644)	(675)
Inventories	(97)	(226)
Accounts Payable — Trade	33	(69)
Compensation and Benefits	29	103
Other Current Liabilities	(29)	(5)
Other Assets and Liabilities	45	97
Total Cash Flows from Operating Activities	635	(939)
Cash Flows from Investing Activities:
Capital Expenditures	(656)	(634)
Asset Dispositions (Note 3)	13	6
Decrease (Increase) in Restricted Cash	(11)	6
Short Term Securities Acquired	(50)	(72)
Short Term Securities Redeemed	25	82
Other Transactions	5	7
Total Cash Flows from Investing Activities	(674)	(605)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	72	52
Short Term Debt and Overdrafts Paid	(59)	(24)
Long Term Debt Incurred	1,265	1,739
Long Term Debt Paid	(1,469)	(1,054)
Common Stock Issued	33	41
Common Stock Repurchased (Note 13)	(82)	(97)
Common Stock Dividends Paid (Note 13)	(49)	(43)
Preferred Stock Dividends Paid (Note 13)	—	(15)
Transactions with Minority Interests in Subsidiaries	(5)	(36)
Debt Related Costs and Other Transactions	(12)	—
Total Cash Flows from Financing Activities	(306)	563
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(102)	(271)
Net Change in Cash and Cash Equivalents	(447)	(1,252)
Cash and Cash Equivalents at Beginning of the Period	2,161	2,996
Less: Cash Held for Sale	(24)	—
Cash and Cash Equivalents at End of the Period	$1,690	$1,744
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
We are a party to shareholder agreements concerning certain of our less-than-wholly-owned consolidated subsidiaries. Under the terms of certain of these agreements, the minority shareholders have the right to require us to purchase their ownership interests in the respective subsidiaries if there is a change in control of Goodyear, a bankruptcy of Goodyear, or other circumstances. Accordingly, we have reported the minority equity in those subsidiaries outside of shareholders’ equity. Refer to Note 4.
Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2015.
Recently Issued Accounting Standards
In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance that eliminates the requirement in a business combination to restate prior period financial statements for measurement period adjustments. Instead, measurement period adjustments will be recognized in the reporting period in which the adjustment is identified. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015. The amendments should be applied prospectively to measurement period adjustments that occur after the effective date of this update with early adoption permitted for financial statements that have not been issued. We will adopt this standards update as required and recognize any such future adjustments accordingly.
In July 2015, the FASB issued an accounting standards update with new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of adopting this standards update on our consolidated financial statements.
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
In April 2015, the FASB issued an accounting standards update with new guidance on the presentation of debt issuance costs that requires all costs incurred to issue debt to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued an accounting standards update that allows debt issuance costs incurred in connection with line of credit arrangements to be presented as an asset. The standards updates are effective for fiscal years and interim periods beginning after December 15, 2015 on a retrospective basis, with early adoption permitted. The adoption of these standards updates will not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued an accounting standards update with new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standards update is effective for the first annual period ending after December 15, 2016, with early adoption permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We are currently evaluating our significant contracts and assessing any impact of adopting this standards update on our consolidated financial statements.
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

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount. Rationalization actions initiated in 2015 included a plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in Europe, Middle East and Africa ("EMEA") and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for selling, administrative and general expense ("SAG") headcount reductions in North America, EMEA and Latin America.
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2014	$117	$2	$119
2015 Charges	64	19	83
Reversed to the Statements of Operations	—	—	—
Incurred, Net of Foreign Currency Translation of $(9) million and $0 million, respectively (1)	(78)	(19)	(97)
Balance at September 30, 2015	$103	$2	$105

(1)	Incurred in the first nine months of 2015 of $97 million excludes $20 million of rationalization payments for labor claims relating to a previously closed facility in Greece. Refer to Note 3.
The accrual balance of $105 million at September 30, 2015 is expected to be substantially utilized within the next 12 months, and includes $36 million related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France and $27 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2015	2014	2015	2014
Current Year Plans
Associate Severance and Other Related Costs	$11	$8	$46	$17
Other Exit and Non-Cancelable Lease Costs	3	—	4	1
Current Year Plans - Net Charges	$14	$8	$50	$18

Prior Year Plans
Associate Severance and Other Related Costs	$2	$(2)	$18	$43
Pension Curtailment Gain	—	—	(1)	(22)
Other Exit and Non-Cancelable Lease Costs	4	9	15	41
Prior Year Plans - Net Charges	6	7	32	62
Total Net Charges	$20	$15	$82	$80

Asset Write-off and Accelerated Depreciation Charges	$3	$—	$5	$3
Substantially all of the new charges for the three and nine months ended September 30, 2015 and 2014 related to future cash outflows. Net current year plan charges for the three and nine months ended September 30, 2015 include charges of $1 million and $28 million, respectively, related to the plan to close our Wolverhampton, U.K. mixing and retreading facility. Additional charges for the three and nine months ended September 30, 2015 primarily relate to plans to reduce manufacturing and SAG headcount in EMEA.
Net prior year plan charges for the three and nine months ended September 30, 2015 include charges of $2 million and $21 million, respectively, for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. In addition, net prior year plan charges for the three months ended September 30, 2014 of $7 million include a net credit of $(2) million primarily related to associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France, resulting from the impact of changes in tax laws and revised estimates. Net prior year plan charges for the nine months ended September 30, 2014 of $62 million include charges of $63 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France. Net charges for the nine months ended September 30, 2014 included reversals of $5 million for actions no longer needed for their originally intended purposes.
Approximately 800 associates will be released under plans initiated in 2015, of which approximately 100 associates have been released as of September 30, 2015. In the first nine months of 2015, approximately 200 associates were released under plans initiated in prior years, primarily related to our exit from the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France. In total, approximately 800 associates remain to be released under rationalization plans. At September 30, 2015, approximately 800 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note 12.
Accelerated depreciation charges for the three and nine months ended September 30, 2015 primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility. Accelerated depreciation charges for the three and nine months ended September 30, 2014 related to property and equipment in our Birmingham, U.K. manufacturing facility. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Royalty income	$(12)	$(9)	$(187)	$(27)
Net foreign currency exchange losses	33	31	62	182
Financing fees and financial instruments	14	18	45	54
General and product liability — discontinued products (gains) losses	(43)	4	(34)	21
Interest income	(7)	(4)	(16)	(23)
Net losses on asset sales	10	7	9	4
Miscellaneous	3	19	8	31
	$(2)	$66	$(113)	$242

Royalty income in the third quarter of 2015 was $12 million, compared to $9 million in the third quarter of 2014. Royalty income in the first nine months of 2015 and 2014 was $187 million and $27 million, respectively. Royalty income is derived primarily from licensing arrangements related to divested businesses. Royalty income in 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015.
Net foreign currency exchange losses in the third quarter of 2015 were $33 million, primarily related to Brazil and Venezuela, compared to $31 million in the third quarter of 2014. Net foreign currency exchange losses in the three months ended September 30, 2014 included a net remeasurement loss of $5 million in Venezuela resulting from the derecognition of a portion of the subsidy receivable established on January 24, 2014, as discussed below, and a reduction of $7 million of foreign currency exchange losses previously recorded as part of the $157 million first quarter 2014 Venezuelan remeasurement loss. As described in Note 5, Income Taxes, in the third quarter of 2014 we established valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, and accordingly, reduced $7 million of previously recorded foreign currency exchange losses related to deferred tax assets of our Venezuelan subsidiary. Net losses in the first nine months of 2015 and 2014 were $62 million and $182 million, respectively. Net losses in the nine months ended September 30, 2014 included net remeasurement losses of $155 million resulting from devaluations of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
Effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD”) rate, which was 11.4 and 13.5 bolivares fuertes to the U.S. dollar at January 24, 2014 and September 30, 2015, respectively.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. Therefore, in the first nine months of 2014 we recorded a net remeasurement loss of $155 million, including a first quarter loss of $157 million using the then-applicable SICAD rate. All bolivar-denominated monetary assets and liabilities were remeasured at 13.5 and 12.0 bolivares fuertes to the U.S. dollar at September 30, 2015 and December 31, 2014, respectively.
The official exchange rate for imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar; however, the previously existing subsidy exchange rate of 4.3 bolivares fuertes to the U.S. dollar was eliminated and, accordingly, we derecognized $11 million of previously recognized subsidy receivables as part of the $157 million remeasurement loss in the first nine months of 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We also recorded a subsidy receivable at January 24, 2014 of $50 million related to certain U.S. dollar-denominated payables that were expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar for essential goods, based on ongoing approvals for importation of such goods. In the fourth quarter of 2014, we entered into an agreement with the Venezuelan government to settle $85 million of U.S. dollar-denominated payables at the SICAD rate that we previously had expected to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar and, accordingly, derecognized the remaining subsidy receivable of $45 million. As of September 30, 2015, we have received payments of $7 million under this agreement. Subsidies received from the government related to certain U.S. dollar-denominated payables settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar are now recognized in CGS upon receipt.
General and product liability — discontinued products in the third quarter of 2015 was a benefit of $43 million compared to expense of $4 million for the third quarter of 2014. General and product liability — discontinued products for the nine months ended September 30, 2015 included benefits of $34 million compared to expense of $21 million for the nine months ended September 30, 2014. General and product liability — discontinued products in the three and nine months ended September 30, 2015 included a benefit of $25 million for the recovery of past costs from one of our asbestos insurers and a benefit of $21 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods.
Interest income in the third quarter of 2015 was $7 million, compared to interest income of $4 million in the third quarter of 2014. Interest income in the first nine months of 2015 and 2014 was $16 million and $23 million, respectively. Interest income consisted primarily of amounts earned on cash deposits. Interest income in the first nine months of 2014 included $9 million earned on the settlement of indirect tax claims in Latin America.
Miscellaneous expense in the nine months ended September 30, 2015 included charges of $4 million and in the three and nine months ended September 30, 2014 included charges of $3 million and $20 million, respectively, for labor claims related to a previously closed facility in Greece. These claims have been settled and we do not expect any additional charges. Miscellaneous expense in the three and nine months ended September 30, 2014 also included a charge of $16 million related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa.
Also included in Other (Income) Expense are financing fees and financial instruments expense consisting of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions; and net gains and losses on asset sales.

NOTE 4. DISSOLUTION OF GLOBAL ALLIANCE WITH SUMITOMO RUBBER INDUSTRIES
On October 1, 2015, the Company completed the previously announced dissolution of its global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”) in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI.
Pursuant to the Framework Agreement, the Company has sold to SRI its 75% interest in Goodyear Dunlop Tires North America, Ltd. (“GDTNA”), 25% interest in Dunlop Goodyear Tires Ltd. (“DGT”) and Huntsville, Alabama test track used by GDTNA. Accordingly, the Company will no longer have any remaining ownership interests in GDTNA, DGT or the Huntsville, Alabama test track. The Company also has acquired from SRI its 75% interest in Nippon Goodyear Ltd. (“NGY”) and 25% interest in Goodyear Dunlop Tires Europe B.V. (“GDTE”). Accordingly, the Company will have full ownership interests in NGY and GDTE.
We paid SRI a net amount of $271 million upon closing of the transactions described above. In addition, we delivered a promissory note to GDTNA: (1) in an initial principal amount of $56 million, (2) with a maturity date three years following the date of dissolution, and (3) at an interest rate of LIBOR plus 0.1%.
The Framework Agreement also provides that we and SRI will conduct an orderly sale of the SRI common stock held by us and the Goodyear common stock held by SRI. Additionally, the Company will liquidate and distribute the remaining assets and liabilities of a company that coordinated and disseminated both commercialized tire technology and non-commercialized technology among the Company and SRI, the joint ventures and their respective affiliates (the “Technology JV”) and of a global purchasing company (the “Purchasing JV”) to the Company and SRI in accordance with their respective ownership interests.
The effects of the dissolution transactions that occurred on October 1, 2015 will be included in our year-end 2015 financial statements. We expect to record a gain in the fourth quarter of 2015 estimated to be between zero and $30 million, primarily resulting from the sale of our ownership interests in GDTNA and DGT as well as the fair value of the rights acquired by SRI from the Company to sell Dunlop-brand tires in those countries that were previously non-exclusive under the global alliance. Our estimate of the net gain is based upon preliminary valuations which will be completed during the fourth quarter of 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to October 1, 2015, GDTE’s assets and liabilities were included in our consolidated balance sheets and GDTE’s results of operations were included in our consolidated statements of operations, which also reflected SRI’s minority interest in GDTE. Subsequent to October 1, 2015, we will continue to include GDTE in our consolidated balance sheets and consolidated statements of operations; however, there will no longer be a minority interest impact to our results related to GDTE. Additionally, prior to October 1, 2015, we accounted for NGY under the equity method as we did not have a controlling financial interest in NGY. Subsequent to October 1, 2015, we will have a controlling interest in NGY and, accordingly, NGY’s assets and liabilities will be included in our consolidated balance sheets and NGY’s results of operations will be included in our consolidated statements of operations.
The assets and liabilities of GDTNA, the Huntsville, Alabama test track, and our investment in DGT have been classified as held for sale as of September 30, 2015.  The carrying amount of the net assets at September 30, 2015 was $38 million. The carrying amount of major assets and liabilities related to GDTNA included in our North America business unit at September 30, 2015 consisted of $24 million of cash and cash equivalents, $128 million of property, plant and equipment, $45 million of inventories, $15 million of accounts receivable, $11 million of goodwill and intangible assets, $71 million in compensation and benefit liabilities, $65 million of accounts payable, and $68 million of other liabilities. The carrying amount of our investment in DGT included in our Asia Pacific business unit was $15 million.
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

NOTE 5. INCOME TAXES
In the third quarter of 2015, we recorded tax expense of $126 million on income before income taxes of $431 million. For the first nine months of 2015, we recorded tax expense of $369 million on income before income taxes of $1,118 million. Income tax expense for the three months ended September 30, 2015 was favorably impacted by $8 million of discrete tax adjustments, primarily related to the settlement of an audit in EMEA. In the third quarter of 2014, we recorded tax expense of $100 million on income before income taxes of $299 million. For the first nine months of 2014, we recorded tax expense of $168 million on income before income taxes of $561 million. Income tax expense for both the three and nine months ended September 30, 2014 was unfavorably impacted by $47 million of discrete tax adjustments, including $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, as well as $11 million due to an enacted law change in Chile. The increase in income taxes for the three and nine months ended September 30, 2015 compared to 2014 was primarily due to recording tax expense on our U.S. income as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.
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
At January 1, 2015, we had unrecognized tax benefits of $81 million that if recognized, would have a favorable impact on our tax expense of $65 million. We had accrued interest of $15 million as of January 1, 2015. If not favorably settled, $26 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. During 2015, certain of our European entities have settled various tax years, resulting in a $13 million reduction of unrecognized tax benefits and a $5 million reduction in accrued interest. It is reasonably possible that our remaining unrecognized tax benefits will be paid or settled during the next 12 months. We do not expect these changes to have a significant impact on our financial position or results of operations.
Generally, years from 2010 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2011 onward and in the United States for 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Earnings per share — basic:
Goodyear net income	$271	$161	$687	$323
Less: Preferred stock dividends	—	—	—	7
Goodyear net income available to common shareholders	$271	$161	$687	$316
Weighted average shares outstanding	269	275	270	266
Earnings per common share — basic	$1.01	$0.58	$2.55	$1.18

Earnings per share — diluted:
Goodyear net income	$271	$161	$687	$323
Less: Preferred stock dividends	—	—	—	—
Goodyear net income available to common shareholders	$271	$161	$687	$323
Weighted average shares outstanding	269	275	270	266
Dilutive effect of mandatory convertible preferred stock	—	—	—	9
Dilutive effect of stock options and other dilutive securities	5	4	4	5
Weighted average shares outstanding — diluted	274	279	274	280
Earnings per common share — diluted	$0.99	$0.58	$2.51	$1.15
Weighted average shares outstanding - diluted for the three and nine months ended September 30, 2014 excludes approximately 3 million and 2 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Sales:
North America	$1,978	$2,057	$5,862	$5,980
Europe, Middle East and Africa	1,328	1,618	3,924	4,874
Asia Pacific	458	531	1,399	1,566
Latin America	420	451	1,195	1,362
Net Sales	$4,184	$4,657	$12,380	$13,782
Segment Operating Income:
North America	$323	$210	$842	$574
Europe, Middle East and Africa	154	181	335	408
Asia Pacific	72	80	223	221
Latin America	50	49	146	150
Total Segment Operating Income	$599	$520	1,546	1,353
Less:
Rationalizations	20	15	82	80
Interest expense	102	108	311	315
Other (income) expense (1)	(2)	66	(113)	242
Asset write-offs and accelerated depreciation	3	—	5	3
Corporate incentive compensation plans	26	23	61	69
Pension curtailments/settlements	—	—	—	33
Intercompany profit elimination	(11)	(5)	10	4
Retained expenses of divested operations	2	4	6	11
Other (2)	28	10	66	35
Income before Income Taxes	$431	$299	$1,118	$561

(1)	Refer to Note 3.

(2)	Primarily represents unallocated corporate costs including, in 2015, certain costs for one-time strategic global initiatives.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Rationalizations:
North America	$2	$—	$7	$(1)
Europe, Middle East and Africa	12	11	66	69
Asia Pacific	1	2	4	9
Latin America	5	2	5	3
Total Segment Rationalizations	$20	$15	$82	$80

Net (Gains) Losses on Asset Sales:
North America	$(1)	$—	$(1)	$(1)
Europe, Middle East and Africa	11	7	16	7
Asia Pacific	—	—	(6)	—
Latin America	—	—	(1)	—
Total Segment Asset Sales	$10	$7	$8	$6
Corporate	—	—	1	(2)
	$10	$7	$9	$4

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$3	$—	$5	$3
Total Segment Asset Write-offs and Accelerated Depreciation	$3	$—	$5	$3

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2015, we had total credit arrangements of $8,829 million, of which $2,564 million were unused. At that date, 38% of our debt was at variable interest rates averaging 5.73%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2015, we had short term committed and uncommitted credit arrangements totaling $454 million, of which $413 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2015	2014
Notes payable and overdrafts	$41	$30
Weighted average interest rate	6.30%	10.63%
Long term debt and capital leases due within one year
Other domestic and foreign debt (including capital leases)	$368	$148
Weighted average interest rate	7.84%	7.75%
Total obligations due within one year	$409	$178

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2015, we had long term credit arrangements totaling $8,375 million, of which $2,151 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2015		December 31, 2014
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$280		$303
8.25% due 2020	996		996
8.75% due 2020	270		269
6.5% due 2021	900		900
7% due 2022	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	996	3.75%	1,196	4.75%
€550 million revolving credit facility due 2020	—	—	—	—
Pan-European accounts receivable facility	273	1.48%	343	1.54%
Chinese credit facilities	494	5.54%	535	5.65%
Other foreign and domestic debt(1)	849	9.57%	913	8.70%
	5,908		6,305
Capital lease obligations	51		59
	5,959		6,364
Less portion due within one year	(368)		(148)
	$5,591		$6,216
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
Availability under the facility is subject to a borrowing base, which is based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of September 30, 2015, our borrowing base, and therefore our availability, under this facility was $522 million below the facility's stated amount of $2.0 billion.
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
At September 30, 2015 and December 31, 2014, there were no borrowings outstanding under the first lien revolving credit facility. Letters of credit issued totaled $316 million at September 30, 2015 and $377 million at December 31, 2014.
$1.2 billion Amended and Restated Second Lien Term Loan Facility due 2019
In June 2015, we amended our second lien term loan facility. As a result of the amendment, the term loan now bears interest, at our option, at (i) 300 basis points over LIBOR (subject to a minimum LIBOR rate of 75 basis points) or (ii) 200 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points or LIBOR plus 100 basis points). After June 16, 2015 and prior to June 16, 2016, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected.
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
At September 30, 2015 and December 31, 2014, the amounts outstanding under this facility were $996 million and $1,196 million, respectively.
€550 million Amended and Restated Senior Secured European Revolving Credit Facility due 2020
In May 2015, we amended and restated our existing €400 million European revolving credit facility. Significant changes to the facility include extending the maturity to May 12, 2020, increasing the available commitments thereunder from €400 million to €550 million and decreasing the annual commitment fee by 20 basis points to 30 basis points. Loans will bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros.
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
•a substantial portion of the tangible and intangible assets of GDTE and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany, including real property, equipment, inventory, contract rights, intercompany receivables and cash accounts, but excluding accounts receivable and certain cash accounts in subsidiaries that are or may become parties to securitization or factoring transactions.
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
At September 30, 2015 and December 31, 2014, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at September 30, 2015 and December 31, 2014.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2014 to October 15, 2015, the designated maximum amount of the facility was €380 million. Effective October 16, 2015, the designated maximum amount of the facility was reduced to €340 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 25, 2019, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2016.
At September 30, 2015, the amounts available and utilized under this program totaled $273 million (€243 million). At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $60 million (85 million Australian dollars) of funding. At September 30, 2015, the amounts available and utilized under this program were $27 million and $20 million, respectively. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 14, Financing Arrangements and Derivative Financial Instruments, in our 2014 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2015, the gross amount of receivables sold was $289 million, compared to $365 million at December 31, 2014.
Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At September 30, 2015, these non-revolving credit facilities had total unused availability of $68 million and can only be used to finance the expansion of our manufacturing facility in China. At September 30, 2015 and December 31, 2014, the amounts outstanding under these facilities were $494 million and $535 million, respectively. The facilities ultimately mature in 2023 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At September 30, 2015 and December 31, 2014, restricted cash related to funds obtained under these credit facilities was $16 million and $4 million, respectively.
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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2015	2014
Fair Values — asset (liability):
Accounts receivable	$13	$20
Other current liabilities	(14)	(4)
At September 30, 2015 and December 31, 2014, these outstanding foreign currency derivatives had notional amounts of $1,148 million and $878 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains of $16 million and $46 million for the three and nine months ended September 30, 2015, respectively compared to net transaction gains of $38 million and $33 million for the three and nine months ended September 30, 2014, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2015	2014
Fair Values — asset (liability):
Accounts receivable	$8	$10
At September 30, 2015 and December 31, 2014, these outstanding foreign currency derivatives had notional amounts of $171 million and $157 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2015	2014	2015	2014
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(7)	$(12)	$(19)	$(10)
Amount of deferred (gain) loss reclassified from AOCL into CGS	(7)	1	(23)	1
Amounts excluded from effectiveness testing	—	—	1	1
The estimated net amount of deferred gains at September 30, 2015 that is expected to be reclassified to earnings within the next twelve months is $9 million.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Assets:
Investments	$54	$56	$54	$56	$—	$—	$—	$—
Foreign Exchange Contracts	21	30	—	—	21	30	—	—
Total Assets at Fair Value	$75	$86	$54	$56	$21	$30	$—	$—

Liabilities:
Foreign Exchange Contracts	$14	$4	$—	$—	$14	$4	$—	$—
Total Liabilities at Fair Value	$14	$4	$—	$—	$14	$4	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2015 and December 31, 2014. Long term debt with a fair value of $4,508 million and $4,603 million at September 30, 2015 and December 31, 2014, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

	September 30,	December 31,
(In millions)	2015	2014
Fixed Rate Debt:
Carrying amount — liability	$3,623	$3,680
Fair value — liability	3,838	3,773

Variable Rate Debt:
Carrying amount — liability	$2,285	$2,625
Fair value — liability	2,285	2,622
In the third quarter of 2015, we corrected the presentation of both the carrying amount and fair value of certain variable rate debt that had previously been disclosed as fixed rate debt, resulting in a revision of $452 million between fixed rate debt and variable rate debt at December 31, 2014. This revision did not impact the Consolidated Balance Sheet. We do not consider these changes in presentation to be material to any previously issued financial statements.

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Service cost — benefits earned during the period	$1	$1	$3	$14
Interest cost on projected benefit obligation	61	64	182	192
Expected return on plan assets	(75)	(77)	(225)	(234)
Amortization of: — prior service cost	—	—	—	1
— net losses	27	27	81	87
Net periodic pension cost	14	15	41	60
Net curtailments/settlements/termination benefits	—	—	—	32
Total defined benefit pension cost	$14	$15	$41	$92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Service cost — benefits earned during the period	$11	$8	$33	$26
Interest cost on projected benefit obligation	28	32	85	100
Expected return on plan assets	(26)	(29)	(79)	(90)
Amortization of: — prior service cost	—	1	—	1
— net losses	9	9	28	27
Net periodic pension cost	22	21	67	64
Net curtailments/settlements/termination benefits	—	—	1	(14)
Total defined benefit pension cost	$22	$21	$68	$50

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
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2015. For the three and nine months ended September 30, 2015, we contributed $15 million and $47 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2015 and 2014 was $30 million and $30 million, respectively, and $94 million and $85 million, for the nine months ended September 30, 2015 and 2014, respectively.
We provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended September 30, 2015 and 2014 was $(5) million and $(4) million respectively, and $(15) million and $(11) million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.8 million stock options, 0.2 million restricted stock units and 0.2 million performance share units during the nine months ended September 30, 2015 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the nine months ended September 30, 2015 were $27.30 and $11.50, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.3 years
Interest rate: 1.83%
Volatility: 42.00%
Dividend yield: 0.88%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $26.72 for restricted stock units and $28.44 for performance share units granted during the nine months ended September 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognized stock-based compensation expense of $5 million and $15 million during the three and nine months ended September 30, 2015, respectively. At September 30, 2015, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $35 million and is expected to be recognized over the remaining vesting period of the respective grants, through October 2020. We recognized stock-based compensation expense of $2 million and $14 million during the three and nine months ended September 30, 2014, respectively.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $45 million and $46 million at September 30, 2015 and December 31, 2014, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $9 million were included in Other Current Liabilities at September 30, 2015 and December 31, 2014. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $308 million and $306 million, respectively, for anticipated costs related to workers’ compensation at September 30, 2015 and December 31, 2014. Of these amounts, $62 million and $71 million was included in Current Liabilities as part of Compensation and Benefits at September 30, 2015 and December 31, 2014, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2015 and December 31, 2014, the liability was discounted using a risk-free rate of return. At September 30, 2015, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $320 million and $324 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2015 and December 31, 2014, respectively. Of these amounts, $46 million was included in Other Current Liabilities at September 30, 2015 and December 31, 2014. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2015, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 115,100 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $465 million through September 30, 2015 and $458 million through December 31, 2014.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2015	December 31, 2014
Pending claims, beginning of period	73,800	74,000
New claims filed	1,400	1,900
Claims settled/dismissed	(5,600)	(2,100)
Pending claims, end of period	69,600	73,800
Payments (1)	$15	$20
________________________________

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We had recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $143 million and $151 million at September 30, 2015 and December 31, 2014, respectively.
We recorded a receivable related to asbestos claims of $98 million and $71 million at September 30, 2015 and December 31, 2014, respectively. The increase in the receivable balance at September 30, 2015 is primarily related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods which positively impacted the receivable by $21 million.
We expect that approximately 70% of asbestos claim related losses will be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million and $13 million were included in Current Assets as part of Accounts Receivable at September 30, 2015 and December 31, 2014, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at September 30, 2015, we had approximately $410 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements, which increased as a result of recent changes in assumptions for insurance recoveries.  We also had additional unsettled excess level policy limits potentially applicable to such costs.  We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims on a per occurrence basis pursuant to coverage-in-place agreements.
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
Brazilian Indirect Tax Assessments
In September 2011, the State of Sao Paulo, Brazil issued an assessment to us for allegedly improperly taking tax credits for value-added taxes paid to a supplier of natural rubber during the period from January 2006 to August 2008. The assessment, including interest and penalties, totals 92 million Brazilian real (approximately $23 million). We have filed a response contesting this assessment and are defending the matter.
Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €109 million ($123 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
Other Actions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $8 million and $7 million at September 30, 2015 and December 31, 2014, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. We also generally do not require collateral in connection with the issuance of these guarantees. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor or customer. The guarantees expire at various times through 2023. We are unable to estimate the extent to which our affiliates’, lessors’ or customers’ assets would be adequate to recover any payments made by us under the related guarantees.

NOTE 13. CAPITAL STOCK
Mandatory Convertible Preferred Stock
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Dividends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first nine months of 2015, we paid cash dividends of $49 million on our common stock. On October 6, 2015, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.07 per share of common stock, or approximately $19 million in the aggregate. The dividend will be paid on December 1, 2015 to stockholders of record as of the close of business on November 2, 2015. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2015, we repurchased 1,001,309 shares at an average price of $29.96 per share, or $30 million in the aggregate. During the first nine months of 2015, we repurchased 2,601,438 shares at an average price of $30.75 per share, or $80 million in the aggregate.
In addition, we routinely repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first nine months of 2015, we repurchased 75,520 shares at an average price of $27.99 per share, or $2 million in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2015 and 2014:

	September 30, 2015			September 30, 2014
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$3,610	$235	$3,845	$1,606	$262	$1,868
Comprehensive income (loss):
Net income	687	19	706	323	20	343
Foreign currency translation net of tax of ($42) in 2015 ($0 in 2014)	(140)	(27)	(167)	(117)	(10)	(127)
Reclassification adjustment for amounts recognized in income net of tax of $0 in 2015 ($0 in 2014)	2	—	2	2	—	2
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost net of tax of $27 in 2015 ($5 in 2014)	53	—	53	79	—	79
Decrease (increase) in net actuarial losses net of tax of $11 in 2015 ($3 in 2014)	22	—	22	18	—	18
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures net of tax of $0 in 2015 ($0 in 2014)	2	—	2	39	—	39
Prior service credit (cost) from plan amendments net of tax of $0 in 2015 ($0 in 2014)	—	—	—	(1)	—	(1)
Deferred derivative gains (losses) net of tax of $3 in 2015 ($1 in 2014)	14	—	14	8	—	8
Reclassification adjustment for amounts recognized in income net of tax of ($2) in 2015 ($0 in 2014)	(17)	—	(17)	1	—	1
Unrealized investment gains (losses) net of tax of $1 in 2015 ($0 in 2014)	(3)	—	(3)	—	—	—
Other comprehensive income (loss)	(67)	(27)	(94)	29	(10)	19
Total comprehensive income (loss)	620	(8)	612	352	10	362
Purchase of subsidiary shares from minority interest	—	—	—	(5)	(18)	(23)
Dividends declared to minority shareholders	—	(8)	(8)	—	(15)	(15)
Stock-based compensation plans (Note 11)	15	—	15	15	—	15
Repurchase of common stock (Note 13)	(82)	—	(82)	(97)	—	(97)
Dividends declared (Note 13)	(49)	—	(49)	(50)	—	(50)
Common stock issued from treasury	29	—	29	41	—	41
Other	—	—	—	—	2	2
Balance at end of period	$4,143	$219	$4,362	$1,862	$241	$2,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of period	$569	$613	$582	$577
Comprehensive income (loss):
Net income	27	31	43	50
Foreign currency translation, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	(6)	(41)	(38)	(43)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	1	1	3	3
Decrease (increase) in net actuarial losses, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	—	—	2	12
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	—	—	—	4
Deferred derivative gains (losses), net of tax of $0 and $0 in 2015 ($(1) and $(1) in 2014)	1	2	2	2
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2015 ($0 and $0 in 2014)	(2)	(1)	(4)	—
Other comprehensive income (loss)	(6)	(39)	(35)	(22)
Total comprehensive income (loss)	21	(8)	8	28
Dividends declared to minority shareholders	—	(10)	—	(10)
Balance at end of period	$590	$595	$590	$595

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the nine months ended September 30, 2015 and 2014:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2014	$(894)	$(3,297)	$12	$36	$(4,143)
Other comprehensive income (loss) before reclassifications	(140)	22	14	(3)	(107)
Amounts reclassified from accumulated other comprehensive loss	2	55	(17)	—	40
Balance at September 30, 2015	$(1,032)	$(3,220)	$9	$33	$(4,210)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2013	$(690)	$(3,290)	$(1)	$34	$(3,947)
Other comprehensive income (loss) before reclassifications	(117)	17	8	—	(92)
Amounts reclassified from accumulated other comprehensive loss	2	118	1	—	121
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at September 30, 2014	$(806)	$(3,155)	$8	$34	$(3,919)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions) (Income) Expense	2015	2014	2015	2014
Component of AOCL	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$1	$4	$2	$2	Other Expense
Tax effect	—	—	—	—	United States and Foreign Taxes
Minority interest	—	—	—	—	Minority Shareholders' Net Income
Net of tax	$1	$4	$2	$2	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$28	$27	$83	$87	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	1	2	43	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$28	$28	$85	$130
Tax effect	(9)	(2)	(27)	(5)	United States and Foreign Taxes
Minority interest	(1)	(1)	(3)	(7)	Minority Shareholders' Net Income
Net of tax	$18	$25	$55	$118	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(8)	$—	$(23)	$1	Cost of Goods Sold
Tax effect	—	—	2	—	United States and Foreign Taxes
Minority interest	2	1	4	—	Minority Shareholders' Net Income
Net of tax	$(6)	$1	$(17)	$1	Goodyear Net Income

Total reclassifications	$13	$30	$40	$121	Goodyear Net Income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$483	$45	$1,162	$—	$1,690
Accounts Receivable	829	207	1,580	—	2,616
Accounts Receivable From Affiliates	—	649	—	(649)	—
Inventories	1,214	161	1,223	(54)	2,544
Deferred Income Taxes	505	6	61	3	575
Assets Held for Sale	193	—	234	(185)	242
Prepaid Expenses and Other Current Assets	47	5	203	—	255
Total Current Assets	3,271	1,073	4,463	(885)	7,922
Goodwill	—	24	424	108	556
Intangible Assets	109	—	22	—	131
Deferred Income Taxes	1,381	18	78	8	1,485
Other Assets	271	71	406	—	748
Investments in Subsidiaries	4,039	332	—	(4,371)	—
Property, Plant and Equipment	2,341	124	4,239	(31)	6,673
Total Assets	$11,412	$1,642	$9,632	$(5,171)	$17,515
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$872	$180	$1,524	$—	$2,576
Accounts Payable to Affiliates	461	—	188	(649)	—
Compensation and Benefits	371	30	322	—	723
Liabilities Held for Sale	—	—	204	—	204
Other Current Liabilities	316	23	539	(7)	871
Notes Payable and Overdrafts	—	—	41	—	41
Long Term Debt and Capital Leases Due Within One Year	6	—	362	—	368
Total Current Liabilities	2,026	233	3,180	(656)	4,783
Long Term Debt and Capital Leases	4,174	—	1,417	—	5,591
Compensation and Benefits	584	105	737	—	1,426
Deferred and Other Noncurrent Income Taxes	1	5	174	(4)	176
Other Long Term Liabilities	484	10	93	—	587
Total Liabilities	7,269	353	5,601	(660)	12,563
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	414	176	590
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	269	—	—	—	269
Other Equity	3,874	1,289	3,398	(4,687)	3,874
Goodyear Shareholders’ Equity	4,143	1,289	3,398	(4,687)	4,143
Minority Shareholders’ Equity — Nonredeemable	—	—	219	—	219
Total Shareholders’ Equity	4,143	1,289	3,617	(4,687)	4,362
Total Liabilities and Shareholders’ Equity	$11,412	$1,642	$9,632	$(5,171)	$17,515

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended September 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,916	$568	$2,669	$(969)	$4,184
Cost of Goods Sold	1,421	523	2,063	(1,007)	3,000
Selling, Administrative and General Expense	249	41	345	(2)	633
Rationalizations	5	—	15	—	20
Interest Expense	77	5	33	(13)	102
Other (Income) Expense	(80)	1	34	43	(2)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	244	(2)	179	10	431
United States and Foreign Taxes	99	(2)	26	3	126
Equity in Earnings of Subsidiaries	126	20	—	(146)	—
Net Income (Loss)	271	20	153	(139)	305
Less: Minority Shareholders’ Net Income (Loss)	—	—	34	—	34
Goodyear Net Income (Loss) available to Common Shareholders	$271	$20	$119	$(139)	$271
Comprehensive Income (Loss)	$204	$30	$48	$(63)	$219
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	15	—	15
Goodyear Comprehensive Income (Loss)	$204	$30	$33	$(63)	$204

	Consolidating Statements of Operations
	Three Months Ended September 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,999	$673	$3,338	$(1,353)	$4,657
Cost of Goods Sold	1,630	604	2,669	(1,387)	3,516
Selling, Administrative and General Expense	228	43	383	(1)	653
Rationalizations	—	—	15	—	15
Interest Expense	83	7	33	(15)	108
Other (Income) Expense	(14)	(1)	32	49	66
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	72	20	206	1	299
United States and Foreign Taxes	6	5	88	1	100
Equity in Earnings of Subsidiaries	95	21	—	(116)	—
Net Income (Loss)	161	36	118	(116)	199
Less: Minority Shareholders’ Net Income (Loss)	—	—	38	—	38
Goodyear Net Income (Loss) available to Common Shareholders	$161	$36	$80	$(116)	$161
Comprehensive Income (Loss)	$72	$34	$(22)	$(25)	$59
Less: Comprehensive Income (Loss) Attributable to Minority Interest	—	—	4	(17)	(13)
Goodyear Comprehensive Income (Loss)	$72	$34	$(26)	$(8)	$72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,730	$1,656	$7,911	$(2,917)	$12,380
Cost of Goods Sold	4,330	1,515	6,222	(2,974)	9,093
Selling, Administrative and General Expense	717	123	1,055	(6)	1,889
Rationalizations	10	—	71	1	82
Interest Expense	237	17	99	(42)	311
Other (Income) Expense	(275)	(15)	55	122	(113)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	711	16	409	(18)	1,118
United States and Foreign Taxes	271	5	91	2	369
Equity in Earnings of Subsidiaries	247	(40)	—	(207)	—
Net Income (Loss)	687	(29)	318	(227)	749
Less: Minority Shareholders’ Net Income (Loss)	—	—	62	—	62
Goodyear Net Income (Loss)	687	(29)	256	(227)	687
Less: Preferred Stock Dividends	—	—	—	—	—
Goodyear Net Income (Loss) available to Common Shareholders	$687	$(29)	$256	$(227)	$687
Comprehensive Income (Loss)	$620	$4	$113	$(117)	$620
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	14	(14)	—
Goodyear Comprehensive Income (Loss)	$620	$4	$99	$(103)	$620

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,864	$1,927	$9,361	$(3,370)	$13,782
Cost of Goods Sold	4,808	1,734	7,461	(3,437)	10,566
Selling, Administrative and General Expense	679	126	1,219	(6)	2,018
Rationalizations	(1)	—	81	—	80
Interest Expense	249	20	92	(46)	315
Other (Income) Expense	(60)	(10)	170	142	242
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	189	57	338	(23)	561
United States and Foreign Taxes	15	13	139	1	168
Equity in Earnings of Subsidiaries	149	37	—	(186)	—
Net Income (Loss)	323	81	199	(210)	393
Less: Minority Shareholders’ Net Income (Loss)	—	—	70	—	70
Goodyear Net Income (Loss)	323	81	129	(210)	323
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$316	$81	$129	$(210)	$316
Comprehensive Income (Loss)	$352	$96	$153	$(211)	$390
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	57	(19)	38
Goodyear Comprehensive Income (Loss)	$352	$96	$96	$(192)	$352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$326	$1	$332	$(24)	$635
Cash Flows from Investing Activities:
Capital Expenditures	(252)	(27)	(382)	5	(656)
Asset Dispositions	1	—	12	—	13
Decrease (Increase) in Restricted Cash	—	—	(11)	—	(11)
Short Term Securities Acquired	—	—	(50)	—	(50)
Short Term Securities Redeemed	—	—	25	—	25
Capital Contributions and Loans Incurred	(70)	—	(90)	160	—
Capital Redemptions and Loans Paid	12	—	40	(52)	—
Other Transactions	—	—	5	—	5
Total Cash Flows from Investing Activities	(309)	(27)	(451)	113	(674)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	47	—	72	(47)	72
Short Term Debt and Overdrafts Paid	—	(8)	(98)	47	(59)
Long Term Debt Incurred	455	—	810	—	1,265
Long Term Debt Paid	(659)	—	(810)	—	(1,469)
Common Stock Issued	33	—	—	—	33
Common Stock Repurchased	(82)	—	—	—	(82)
Common Stock Dividends Paid	(49)	—	—	—	(49)
Capital Contributions and Loans Incurred	90	12	58	(160)	—
Capital Redemptions and Loans Paid	(40)	(12)	—	52	—
Intercompany Dividends Paid	—	—	(19)	19	—
Transactions with Minority Interests in Subsidiaries	—	—	(5)	—	(5)
Debt Related Costs and Other Transactions	(3)	—	(9)	—	(12)
Total Cash Flows from Financing Activities	(208)	(8)	(1)	(89)	(306)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(10)	(92)	—	(102)
Net Change in Cash and Cash Equivalents	(191)	(44)	(212)	—	(447)
Cash and Cash Equivalents at Beginning of the Period	674	89	1,398	—	2,161
Less: Cash Held for Sale	—	—	(24)	—	(24)
Cash and Cash Equivalents at End of the Period	$483	$45	$1,162	$—	$1,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(957)	$(11)	$71	$(42)	$(939)
Cash Flows from Investing Activities:
Capital Expenditures	(203)	(14)	(420)	3	(634)
Asset Dispositions	2	1	3	—	6
Decrease in Restricted Cash	—	—	6	—	6
Short Term Securities Acquired	—	—	(72)	—	(72)
Short Term Securities Redeemed	—	—	82	—	82
Capital Contributions and Loans Incurred	(211)	—	(452)	663	—
Capital Redemptions and Loans Paid	459	—	244	(703)	—
Other Transactions	1	—	6	—	7
Total Cash Flows from Investing Activities	48	(13)	(603)	(37)	(605)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	23	—	52	(23)	52
Short Term Debt and Overdrafts Paid	—	(6)	(41)	23	(24)
Long Term Debt Incurred	501	—	1,238	—	1,739
Long Term Debt Paid	(507)	—	(547)	—	(1,054)
Common Stock Issued	41	—	—	—	41
Common Stock Repurchased	(97)	—	—	—	(97)
Common Stock Dividends Paid	(43)	—	—	—	(43)
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions and Loans Incurred	452	—	211	(663)	—
Capital Redemptions and Loans Paid	(244)	—	(459)	703	—
Intercompany Dividends Paid	—	—	(39)	39	—
Transactions with Minority Interests in Subsidiaries	—	—	(36)	—	(36)
Total Cash Flows from Financing Activities	111	(6)	379	79	563
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(3)	(268)	—	(271)
Net Change in Cash and Cash Equivalents	(798)	(33)	(421)	—	(1,252)
Cash and Cash Equivalents at Beginning of the Period	1,269	94	1,633	—	2,996
Cash and Cash Equivalents at End of the Period	$471	$61	$1,212	$—	$1,744

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income (loss) available to common shareholders.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 49 manufacturing facilities in 22 countries, including the United States. We operate our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa (“EMEA”); Asia Pacific; and Latin America.
In the third quarter of 2015, we produced total segment operating income of $599 million, including segment operating income of $323 million in North America, despite the continuing impact of the strengthening of the U.S. dollar against most foreign currencies and challenging economic conditions in international markets. Total segment operating income increased by $79 million compared to the third quarter of 2014, driven by a decrease in raw material costs. In the third quarter of 2015, we realized approximately $76 million of cost savings, including raw material cost saving measures of $56 million, which offset the impact of general inflation, including the impact of inflation in Venezuela.
Dissolution of Global Alliance with Sumitomo Rubber Industries
On October 1, 2015, we completed the previously announced dissolution of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”) in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between us and SRI.
Under the global alliance, we owned 75% and SRI owned 25% of two companies, Goodyear Dunlop Tires Europe B.V. (“GDTE”) and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”). In Japan, we owned 25%, and SRI owned 75%, of two companies, one, Nippon Goodyear Ltd. (“NGY”), for the sale of Goodyear-brand passenger and truck tires for replacement in Japan and the other, Dunlop Goodyear Tires Ltd. (“DGT”), for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan. We also own 51%, and SRI owns 49%, of a company that coordinated and disseminated both commercialized tire technology and non-commercialized technology among us and SRI, the joint ventures and their respective affiliates (the “Technology JV”), and we own 80%, and SRI owns 20%, of a global purchasing company (the “Purchasing JV”). The global alliance also provided for the investment by us and SRI in the common stock of the other.
As result of the completion of certain of the transactions contemplated by the Framework Agreement:

•	we acquired SRI’s 25% interest in GDTE and SRI’s 75% interest in NGY;

•	we sold to SRI our 75% interest in GDTNA, as well as the Huntsville, Alabama test track used by GDTNA, and our 25% interest in DGT;

•
we maintained control of the Dunlop-related trademarks for tire-related businesses in North America but granted to SRI an exclusive license to develop, manufacture and sell Dunlop tires for motorcycles and for Japanese-owned original equipment manufacturers operating in North America; and

•	SRI obtained exclusive rights to sell Dunlop-brand tires in those countries that were previously non-exclusive under the global alliance, including Russia, Turkey and certain countries in Africa.
We paid to SRI a net amount of $271 million and delivered a promissory note to GDTNA in the initial principal amount of $56 million at an interest rate of LIBOR plus 0.1% and with a maturity date three years following the date of dissolution.
The Framework Agreement also provides that we will liquidate the Technology JV and the Purchasing JV and distribute the remaining assets and liabilities of those entities to us and SRI in accordance with our respective ownership interests, and that we and SRI will conduct an orderly sale of the investments in the common stock of the other.
Results of Operations
Net sales in the third quarter of 2015 were $4,184 million, compared to $4,657 million in the third quarter of 2014. Net sales decreased in the third quarter of 2015 due to unfavorable foreign currency translation, primarily in EMEA, and lower sales in other tire-related businesses, primarily third-party chemical sales in North America. These declines were partially offset by higher tire unit volume, primarily in North America.
In the third quarter of 2015, Goodyear net income and Goodyear net income available to common shareholders was $271 million, or $0.99 per share, compared to $161 million, or $0.58 per share, in the third quarter of 2014. The increase in Goodyear net income in the third quarter of 2015 compared to the third quarter of 2014 was primarily driven by improved segment operating income and benefits in Other (Income) Expense from general and product liability — discontinued products, resulting primarily from the recovery of past costs from an asbestos insurer and changes in assumptions for probable insurance recoveries for asbestos claims, partially offset by an increase in income tax expense in 2015 due to recording tax expense on our U.S. income as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.

Our total segment operating income for the third quarter of 2015 was $599 million, compared to $520 million in the third quarter of 2014. The $79 million increase in segment operating income was due primarily to a decline in raw material costs of $189 million, which more than offset the impact of unfavorable foreign currency translation of $49 million, higher conversion costs of $37 million, and higher selling, administrative and general expense ("SAG") of $28 million. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first nine months of 2015 were $12,380 million, compared to $13,782 million in the first nine months of 2014. Net sales decreased in the first nine months of 2015 due to unfavorable foreign currency translation, primarily in EMEA, lower sales in other tire-related businesses, primarily third-party chemical sales in North America, and a decline in price and product mix, primarily in Asia Pacific, as a result of the impact of lower raw material costs on pricing. Net sales were also negatively impacted by our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume, primarily in North America and Asia Pacific.
In the first nine months of 2015, Goodyear net income was $687 million, compared to Goodyear net income of $323 million in the first nine months of 2014. In the first nine months of 2015, Goodyear net income available to common shareholders was $687 million, or $2.51 per share, compared to Goodyear net income available to common shareholders of $316 million, or $1.15 per share, in the first nine months of 2014. The increase in Goodyear net income in the first nine months of 2015 compared to the first nine months of 2014 was primarily driven by improved segment operating income, an improvement in Other (Income) Expense due to an increase in royalty income in 2015 resulting from a $155 million one-time pre-tax gain on the recognition of deferred royalty income from the termination of a licensing agreement associated with the sale of our former Engineered Products business, and lower foreign currency exchange losses in 2015 as the prior year included a $157 million pre-tax net remeasurement loss from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. These items were partially offset by an increase in income tax expense in 2015 due to recording tax expense on our U.S. income as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014. Over the next five years, we estimate utilizing the majority of our tax credits and tax loss carryforwards and paying no significant federal income tax.
Our total segment operating income for the first nine months of 2015 was $1,546 million, compared to $1,353 million in the first nine months of 2014. The $193 million increase in segment operating income was due primarily to a decline in raw material costs of $457 million, which exceeded lower price and product mix of $39 million, higher tire volume of $32 million and incremental savings of $16 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. These increases were partially offset by unfavorable foreign currency translation of $124 million, higher conversion costs of $115 million and higher SAG of $57 million. Refer to "Results of Operations — Segment Information” for additional information.
At September 30, 2015, we had $1,690 million of Cash and cash equivalents as well as $2,564 million of unused availability under our various credit agreements, compared to $2,161 million and $2,317 million, respectively, at December 31, 2014. Cash and cash equivalents decreased by $471 million from December 31, 2014 due primarily to cash used for working capital of $708 million, capital expenditures of $656 million, repayment of $200 million of borrowings due under our second lien term loan, common stock repurchases of $80 million and dividends paid on our common stock of $49 million, which exceeded net income of $749 million, before non-cash depreciation and amortization charges of $522 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We continue to expect that our full-year tire unit volume growth for 2015 compared to 2014 will be up 1% to 2%. Due to higher rates of inflation in Venezuela than previously anticipated, we now expect cost savings to offset general inflation in 2015. Based on current spot rates and country mix, we now expect foreign currency translation to negatively affect segment operating income by approximately $160 million in 2015 compared to 2014.
Based on current raw material spot prices, for the full year of 2015, we now expect our raw material costs will be approximately 11% lower than 2014, and we continue to expect the benefit of lower raw material costs to more than offset declines in price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change based on fluctuations in the cost of these and other key raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2015 and 2014
Net sales in the third quarter of 2015 were $4,184 million, decreasing $473 million, or 10.2%, from $4,657 million in the third quarter of 2014. Goodyear net income and Goodyear net income available to common shareholders was $271 million, or $0.99 per share, in the third quarter of 2015, compared to $161 million, or $0.58 per share, in the third quarter of 2014.
Net sales decreased in the third quarter of 2015, due primarily to unfavorable foreign currency translation of $430 million, primarily in EMEA, and lower sales in other tire-related businesses of $68 million, primarily related to a decrease in the price of third-party chemical sales in North America. Net sales were also negatively impacted by $15 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume of $48 million, primarily in North America.
Worldwide tire unit sales in the third quarter of 2015 were 42.5 million units, increasing 0.6 million units, or 1.1%, from 41.9 million units in the third quarter of 2014. Original equipment ("OE") tire volume increased 0.6 million units, or 4.2%, primarily in North America. Replacement tire volume was flat.
Cost of goods sold (“CGS”) in the third quarter of 2015 was $3,000 million, decreasing $516 million, or 14.7%, from $3,516 million in the third quarter of 2014. CGS decreased due to foreign currency translation of $318 million, primarily in EMEA, lower raw material costs of $189 million, primarily in North America and EMEA, lower costs in other tire-related businesses of $86 million, primarily related to lower raw material costs for third-party chemical sales in North America, and lower costs of $16 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These decreases were partially offset by higher tire volume of $42 million and higher conversion costs of $37 million. CGS in the third quarter of 2015 included pension expense of $22 million, which decreased from $25 million in the third quarter of 2014.
CGS in the third quarter of 2015 included accelerated depreciation of $3 million ($2 million after-tax and minority) primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA. CGS in the third quarter of 2015 and 2014 also included savings from rationalization plans of $5 million and $20 million, respectively, primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS was 71.7% of sales in the third quarter of 2015 compared to 75.5% in the third quarter of 2014.
SAG in the third quarter of 2015 was $633 million, decreasing $20 million, or 3.1%, from $653 million in the third quarter of 2014. SAG decreased due to foreign currency translation of $63 million, primarily in EMEA, which was partially offset by the impact of inflation on wages and benefits and other costs. SAG in the third quarter of 2015 included transaction costs of $4 million ($2 million after-tax and minority) related to announced asset sales. SAG in the third quarter of 2015 also included pension expense of $13 million, compared to $12 million in 2014. SAG in the third quarter of 2015 and 2014 also included savings from rationalization plans of $3 million in each period. SAG was 15.1% of sales in the third quarter of 2015, compared to 14.0% in the third quarter of 2014.
We recorded net rationalization charges of $20 million ($14 million after-tax and minority) in the third quarter of 2015, primarily related to plans to reduce manufacturing and SAG headcount in EMEA. We recorded charges of $6 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France. We recorded net rationalization charges of $15 million ($9 million after-tax and minority) in the third quarter of 2014. Rationalization actions initiated in the third quarter of 2014 primarily consisted of SAG headcount reductions in EMEA and a plan to reduce manufacturing headcount in Latin America.
Interest expense in the third quarter of 2015 was $102 million, decreasing $6 million, or 5.6%, from $108 million in the third quarter of 2014. The effect of lower average debt balances of $6,052 million in the third quarter of 2015 compared to $6,809 million in the third quarter of 2014 was partially offset by higher average interest rates of 6.74% in the third quarter of 2015 compared to 6.35% in the third quarter of 2014.
Other (Income) Expense in the third quarter of 2015 was $2 million of income, compared to $66 million of expense in the third quarter of 2014. Other (Income) Expense in the third quarter of 2015 included net foreign currency exchange losses of $33 million, primarily related to Brazil and Venezuela, compared to $31 million in the third quarter of 2014. Net foreign currency exchange losses in the third quarter of 2014 included the derecognition of $5 million ($5 million after-tax and minority) of the subsidy receivable in Venezuela, due to the official exchange rate for settling purchases of certain finished goods changing from 6.3 bolivares fuertes to the U.S. dollar to the SICAD I rate, and foreign currency exchange gains of $7 million ($7 million after-tax and minority) to reduce foreign currency exchange losses previously recorded in the first quarter of 2014 on the deferred tax assets of our Venezuelan subsidiary, in conjunction with establishing a valuation allowance on those deferred tax assets.

Other (Income) Expense included a benefit of $43 million in the third quarter of 2015 for general and product liability — discontinued products compared to expense of $4 million for the third quarter of 2014. General and product liability — discontinued products for the third quarter of 2015 included a benefit of $25 million ($16 million after-tax and minority) for the recovery of past costs from one of our asbestos insurers and a benefit of $21 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods.
Other (Income) Expense also included miscellaneous expense of $3 million in the third quarter of 2015 compared to $19 million in the third quarter of 2014. Miscellaneous expense in the third quarter of 2014 included charges of $3 million ($3 million after-tax and minority) for labor claims related to a previously closed facility in Greece and charges of $16 million ($16 million after-tax and minority) related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa. Other (Income) Expense in the third quarter of 2015 included net losses on asset sales of $10 million ($11 million after-tax and minority) compared to $7 million ($6 million after-tax and minority) in the third quarter of 2014.
Income tax expense in the third quarter of 2015 was $126 million on income before income taxes of $431 million. In the third quarter of 2014, we recorded income tax expense of $100 million on income before income taxes of $299 million. Income tax expense in the third quarter of 2015 was favorably impacted by $8 million ($8 million after minority interest) primarily related to certain of our European entities settling various tax years. Income tax expense in the third quarter of 2014 was unfavorably impacted by $47 million ($47 million after minority interest) of discrete tax adjustments, including $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, as well as $11 million due to a tax law change in Chile. The increase in income taxes for the three months ended September 30, 2015 compared to 2014 was due to recording tax expense on our U.S. income as a result of the reversal of the tax valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.
In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance on certain deferred tax assets, including those in the U.S., and charges that were not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
Minority shareholders’ net income in the third quarter of 2015 was $34 million, compared to $38 million in 2014.
Nine Months Ended September 30, 2015 and 2014
Net sales in the first nine months of 2015 were $12,380 million, decreasing $1,402 million, or 10.2%, from $13,782 million in the first nine months of 2014. Goodyear net income was $687 million in the first nine months of 2015, compared to $323 million in the first nine months of 2014. Goodyear net income available to common shareholders was $687 million, or $2.51 per share, in the first nine months of 2015, compared to $316 million, or $1.15 per share, in the first nine months of 2014.
Net sales decreased in the first nine months of 2015, due primarily to unfavorable foreign currency translation of $1,224 million, primarily in EMEA, lower sales in other tire-related businesses of $206 million, primarily related to a decrease in the price of third-party chemical sales in North America, and a decline in price and product mix of $64 million, primarily in Asia Pacific, as a result of the impact of lower raw material costs on pricing. Net sales were also negatively impacted by $61 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume of $152 million, primarily in North America and Asia Pacific.
Worldwide tire unit sales in the first nine months of 2015 were 124.1 million units, increasing 1.6 million units, or 1.3%, from 122.5 million units in the first nine months of 2014. OE tire volume increased 1.3 million units, or 3.5%, primarily in Asia Pacific and North America. Replacement tire volume increased 0.3 million units, or 0.3%, primarily in Latin America.
CGS in the first nine months of 2015 was $9,093 million, decreasing $1,473 million, or 13.9%, from $10,566 million in the first nine months of 2014. CGS decreased due to foreign currency translation of $900 million, primarily in EMEA, lower raw material costs of $457 million, primarily in North America and EMEA, lower costs in other tire-related businesses of $225 million, primarily related to lower raw material costs for third-party chemical sales in North America, and lower costs of $68 million related to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These decreases were partially offset by higher tire volume of $120 million and higher conversion costs of $115 million, including the unfavorable impact of additional under-absorbed fixed overhead costs of approximately $27 million. CGS in 2015 also benefited from lower costs due to non-recurring prior year charges, including a pension curtailment loss of $33 million ($32 million after-tax and minority) as a result of future accrual freezes to pension plans in North America and a pension settlement loss of $5 million ($4 million after-tax and minority) related to lump sum payments to settle certain liabilities for our U.K. pension plans. CGS in the first nine months of 2015 included pension expense of $69 million, which decreased from $103 million in the first nine months of 2014, due primarily to the freeze of our hourly U.S. pension plans effective April 30, 2014.
We have recently initiated programs to offer lump sum payments over a limited time to certain former employees in our hourly and retail U.S. pension plans. Payment to former employees who elect to receive a lump sum will be made in the fourth quarter of 2015. Based on our current assessment of responses to the programs, it is expected that a pre-tax, non-cash corporate pension settlement charge of approximately $100 million to $125 million will be recorded in the fourth quarter of 2015. We have offered a similar program to certain former employees in our salaried U.S. pension plan during the fourth quarter of 2015, which could result in additional non-cash corporate pension settlement charges in the fourth quarter of 2015. The completion of these lump sum programs is not expected to materially change the funded status of our U.S. pension plans and will not require additional pension contributions.
CGS in the first nine months of 2015 included accelerated depreciation of $5 million ($4 million after-tax and minority), primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA, compared to $3 million ($2 million after-tax and minority) in the 2014 period, which was primarily related to property and equipment in one of our manufacturing facilities in the U.K. CGS in the first nine months of 2015 and 2014 also included savings from rationalization plans of $14 million and $51 million, respectively, primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS was 73.4% of sales in the first nine months of 2015 compared to 76.7% in the first nine months of 2014.
SAG in the first nine months of 2015 was $1,889 million, decreasing $129 million, or 6.4%, from $2,018 million in the first nine months of 2014. SAG decreased due to foreign currency translation of $200 million, primarily in EMEA, which was partially offset by the impact of inflation on wages and benefits and other costs. SAG in the first nine months of 2015 included transaction costs of $7 million ($4 million after-tax and minority), related to announced asset sales. SAG in the first nine months of 2015 and 2014 also included pension expense of $39 million in both periods, primarily related to North America. SAG in the first nine months of 2015 and 2014 also both included savings from rationalization plans of $10 million. SAG was 15.3% of sales in the first nine months of 2015, compared to 14.6% in the first nine months of 2014.
We recorded net rationalization charges of $82 million ($58 million after-tax and minority) in the first nine months of 2015. We recorded charges of $50 million for rationalization actions initiated in the first nine months of 2015, which included a plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for manufacturing and SAG headcount reductions primarily in EMEA and North America. We recorded charges of $32 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France. We recorded net rationalization charges of $80 million ($56 million after-tax and minority) in the first nine months of 2014. Net rationalization charges in the first nine months of 2014 included charges of $63 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $22 million, primarily related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in the first nine months of 2014 primarily consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce SAG headcount.
Interest expense in the first nine months of 2015 was $311 million, decreasing $4 million, or 1.3%, from $315 million in the first nine months of 2014. The effect of lower average debt balances of $6,175 million in the first nine months of 2015 compared to $6,811 million in the first nine months of 2014 was partially offset by higher average interest rates of 6.71% in the first nine months of 2015 compared to 6.32% in the first nine months of 2014 and by an $8 million benefit in 2014 related to interest recovered on the settlement of indirect tax claims in Latin America.
Other (Income) Expense in the first nine months of 2015 was $113 million of income, compared to $242 million of expense in the first nine months of 2014. Other (Income) Expense in the first nine months of 2015 included royalty income of $187 million compared to $27 million in the first nine months of 2014. Royalty income in 2015 included a one-time pre-tax gain of $155 million ($99 million after-tax and minority) on the recognition of deferred royalty income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015. No further royalty income will be recognized under this agreement.
Other (Income) Expense also included net foreign currency exchange losses in the first nine months of 2015 of $62 million, compared to $182 million in the first nine months of 2014. Net foreign currency exchange losses in 2014 included a net remeasurement loss of $155 million ($130 million after-tax and minority) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Other (Income) Expense included a benefit of $34 million from general and product liability — discontinued products for the nine months ended September 30, 2015 compared to expense of $21 million for the nine months ended September 30, 2014. General and product liability — discontinued products for the nine months ended September 30, 2015 included a benefit of $25 million ($16 million after-tax and minority) for the recovery of past costs from one our asbestos insurers and a benefit of $21 million for changes in assumptions related to probable insurance recoveries for asbestos claims in future periods. Other (Income) Expense also included interest income of $16 million for the first nine months of 2015, compared to interest income of $23 million in the first nine months of 2014. Interest income in the first nine months of 2014 included $9 million earned on the settlement of indirect tax claims in Latin America.
Other (Income) Expense in the first nine months of 2015 and 2014 included charges of $4 million ($4 million after-tax and minority) and $20 million ($20 million after-tax and minority), respectively, for labor claims related to a previously closed facility in Greece. Other (Income) Expense for the nine months ended September 30, 2014 also included charges of $16 million ($16 million after-tax and minority) related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa. Also, net losses on asset sales in the first nine months of 2015 and 2014 were $9 million ($12 million after-tax and minority) and $4 million ($4 million after-tax and minority), respectively.
Income tax expense in the first nine months of 2015 was $369 million on income before income taxes of $1,118 million. In the first nine months of 2014, we recorded income tax expense of $168 million on income before income taxes of $561 million. During the first nine months of 2015 we settled an audit in EMEA which included the repayment of certain investment grants of $3 million, which are included in CGS. Income tax expense in the first nine months of 2014 was unfavorably impacted by $47 million ($47 million after minority interest) of discrete tax adjustments, including $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, as well as $11 million due to a tax law change in Chile. The increase in income taxes for the nine months ended September 30, 2015 compared to 2014 was due to recording tax expense on our U.S. income as a result of the reversal of the tax valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014.
In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to maintaining a full valuation allowance on certain deferred tax assets, including those in the U.S., and charges that were not deductible for tax purposes related to the devaluation of the bolivar fuerte in Venezuela.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. If recent positive evidence provided by the profitability in certain EMEA subsidiaries continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances will exist within the next twelve months. This may result in a reduction of the valuation allowance by up to $300 million ($300 million after minority interest).
Minority shareholders’ net income in the first nine months of 2015 was $62 million, compared to $70 million in 2014.
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
Total segment operating income in the third quarter of 2015 was $599 million, increasing $79 million, or 15.2%, from $520 million in the third quarter of 2014. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2015 was 14.3%, compared to 11.2% in the third quarter of 2014. Total segment operating income in the first nine months of 2015 was $1,546 million, increasing $193 million, or 14.3%, from $1,353 million in the first nine months of 2014. Total segment operating margin in the first nine months of 2015 was 12.5%, compared to 9.8% in the first nine months of 2014.
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

North America

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2015	2014	Change	Change	2015	2014	Change	Change
Tire Units	15.6	15.2	0.4	2.6%	46.2	45.1	1.1	2.5%
Net Sales	$1,978	$2,057	$(79)	(3.8)%	$5,862	$5,980	$(118)	(2.0)%
Operating Income	323	210	113	53.8%	842	574	268	46.7%
Operating Margin	16.3%	10.2%			14.4%	9.6%
Three Months Ended September 30, 2015 and 2014
North America unit sales in the third quarter of 2015 increased 0.4 million units, or 2.6%, to 15.6 million units. OE tire volume increased 0.3 million units, or 7.6%, primarily in consumer, driven by higher industry volumes and new fitments. Replacement tire volume increased 0.1 million units, or 0.6%, primarily in consumer.
Net sales in the third quarter of 2015 were $1,978 million, decreasing $79 million, or 3.8%, from $2,057 million in the third quarter of 2014. The decrease was due primarily to lower sales in our other tire-related businesses of $58 million, driven by a decrease in the price of third-party chemical sales. In addition, net sales declined due to lower price and product mix of $41 million, driven by the impact of lower raw material costs on pricing, and unfavorable foreign currency translation of $21 million. These decreases were partially offset by higher volume of $41 million.
Operating income in the third quarter of 2015 was $323 million, increasing $113 million, or 53.8%, from $210 million in the third quarter of 2014. The increase in operating income was due primarily to a decline in raw material costs of $109 million which more than offset the effect of lower price and product mix of $21 million. Operating income was also positively impacted by higher income in other tire-related businesses of $16 million, primarily in our chemical business which included a one-time royalty of $6 million, lower conversion costs of $14 million and higher volume of $9 million. These improvements were partially offset by unfavorable foreign currency translation of $12 million.
Operating income in the third quarter of 2015 excluded rationalization charges of $2 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2015 and 2014
North America unit sales in the first nine months of 2015 increased 1.1 million units, or 2.5%, to 46.2 million units. OE tire volume increased 0.8 million units, or 6.1%, primarily in consumer, driven by higher industry volumes and new fitments. Replacement tire volume increased 0.3 million units, or 0.9%, primarily in consumer.
Net sales in the first nine months of 2015 were $5,862 million, decreasing $118 million, or 2.0%, from $5,980 million in the first nine months of 2014. The decrease was due primarily to lower sales in our other tire-related businesses of $144 million, driven by a decrease in the price of third-party chemical sales. In addition, net sales decreased due to lower price and product mix of $44 million, driven by the impact of lower raw material costs on pricing, and unfavorable foreign currency translation of $41 million. These decreases were partially offset by higher volume of $111 million.
Operating income in the first nine months of 2015 was $842 million, increasing $268 million, or 46.7%, from $574 million in the first nine months of 2014. The increase in operating income was due primarily to a decline in raw material costs of $237 million and higher volume of $24 million. Operating income was also positively impacted by higher income in other tire-related businesses of $15 million, primarily in our chemical business which included a one-time royalty of $6 million, and lower conversion costs of $14 million. These improvements were partially offset by unfavorable foreign currency translation of $18 million and higher SAG of $12 million.
Operating income in the first nine months of 2015 excluded rationalization charges of $7 million and net gains on asset sales of $1 million. Operating income in the first nine months of 2014 excluded net pension curtailment charges of $33 million, a net reversal of rationalization charges of $1 million and a net gain on asset sales of $1 million.

Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2015	2014	Change	Change	2015	2014	Change	Change
Tire Units	16.2	16.4	(0.2)	(1.6)%	46.9	47.7	(0.8)	(1.8)%
Net Sales	$1,328	$1,618	$(290)	(17.9)%	$3,924	$4,874	$(950)	(19.5)%
Operating Income	154	181	(27)	(14.9)%	335	408	(73)	(17.9)%
Operating Margin	11.6%	11.2%			8.5%	8.4%
Three Months Ended September 30, 2015 and 2014
Europe, Middle East and Africa unit sales in the third quarter of 2015 decreased 0.2 million units, or 1.6%, to 16.2 million units. Replacement tire volume decreased 0.5 million units, or 4.0%, primarily in our consumer business. OE tire volume increased 0.3 million units, or 6.0%, primarily in our consumer business. Decreased unit volumes in the replacement market primarily reflect increased competition in lower-end consumer products and a slower start to the winter tire sell-in season.
Net sales in the third quarter of 2015 were $1,328 million, decreasing $290 million, or 17.9%, from $1,618 million in the third quarter of 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $235 million, unfavorable price and product mix of $20 million, primarily driven by the impact of lower raw material costs on pricing, and lower tire volume of $18 million. Net sales were also negatively impacted by $15 million due to our exit from the farm tire business in the fourth quarter of 2014.
Operating income in the third quarter of 2015 was $154 million, decreasing $27 million, or 14.9%, from $181 million in the third quarter of 2014. Operating income decreased due primarily to unfavorable foreign currency translation of $24 million, lower volume of $5 million, and charges for labor claims of $3 million. These decreases were partially offset by a decline in raw material costs of $53 million, which more than offset the effect of lower price and product mix of $48 million. Conversion costs and SAG included savings from rationalization plans of $3 million and $1 million, respectively, primarily related to the closure of one of our Amiens, France manufacturing facilities and our exit from the farm tire business.
Operating income in the third quarter of 2015 excluded net rationalization charges of $12 million, primarily related to plans to reduce manufacturing and SAG headcount in EMEA, the closure of one of our Amiens, France manufacturing facilities and our exit from the farm tire business, and net losses on asset sales of $11 million, primarily related to the sales of certain sub-Saharan Africa retail businesses. Operating income in the third quarter of 2014 excluded net rationalization charges of $11 million, net losses on asset sales of $7 million and charges of $3 million related to labor claims with respect to a previously closed facility in Greece.
Nine Months Ended September 30, 2015 and 2014
Europe, Middle East and Africa unit sales in the first nine months of 2015 decreased 0.8 million units, or 1.8%, to 46.9 million units. Replacement tire volume decreased 0.8 million units, or 2.5%, primarily in our consumer and farm businesses. OE tire volume remained flat. Decreased unit volumes primarily reflect increased competition in lower-end consumer products, a slower start to the winter tire sell-in season and our decision to exit the farm business at the end of 2014.
Net sales in the first nine months of 2015 were $3,924 million, decreasing $950 million, or 19.5%, from $4,874 million in the first nine months of 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $779 million, lower tire volume of $57 million and unfavorable price and product mix of $42 million, primarily driven by the impact of lower raw material costs on pricing. Net sales were also negatively impacted by $61 million due to our exit from the farm tire business in the fourth quarter of 2014.
Operating income in the first nine months of 2015 was $335 million, decreasing $73 million, or 17.9%, from $408 million in the first nine months of 2014. Operating income decreased due primarily to unfavorable foreign currency translation of $82 million, higher conversion costs of $23 million, driven by increased under-absorbed overhead of $27 million resulting from lower production volumes in the last quarter of 2014, lower volume of $17 million and higher SAG of $8 million, due to the impact of inflation on wages and benefits and other costs. These decreases were partially offset by a decline in raw material costs of $154 million, which more than offset the effect of lower price and product mix of $134 million. Operating income also benefited from lower pension costs of $21 million and additional savings of $16 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business. Conversion costs and SAG included savings from rationalization plans of $14 million and $5 million, respectively.
Operating income in the first nine months of 2015 excluded net rationalization and accelerated depreciation charges of $66 million and $5 million, respectively, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and one of our Amiens, France manufacturing facilities and our exit from the farm tire business, net losses on asset sales of $16 million, primarily related to the sales of certain sub-Saharan Africa retail businesses, and charges of $4 million related to labor claims with respect to a previously closed facility in Greece. Operating income in the first nine months of 2014 excluded net rationalization charges of $69 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $20 million related to labor claims with respect to a previously closed facility in Greece, net losses on asset sales of $7 million and charges for accelerated depreciation of $3 million.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2015	2014	Change	Change	2015	2014	Change	Change
Tire Units	6.0	6.0	—	(0.2)%	17.7	17.0	0.7	4.4%
Net Sales	$458	$531	$(73)	(13.7)%	$1,399	$1,566	$(167)	(10.7)%
Operating Income	72	80	(8)	(10.0)%	223	221	2	0.9%
Operating Margin	15.7%	15.1%			15.9%	14.1%
Three Months Ended September 30, 2015 and 2014
Asia Pacific unit sales of 6.0 million units in the third quarter of 2015 were flat compared to the same prior year period. OE tire volume increased 0.2 million units, or 5.7%, while replacement tire volume decreased 0.2 million units, or 4.8%, both primarily related to the consumer business, which reflected growth in China and India, partially offset by a decline in Australia.
Net sales in the third quarter of 2015 were $458 million, decreasing $73 million, or 13.7%, from $531 million in the third quarter of 2014. Net sales decreased due to unfavorable foreign currency translation of $51 million, primarily related to the depreciation of the Australian dollar, and lower price and product mix of $30 million, driven primarily by the impact of lower raw material costs on pricing. These decreases were partially offset by higher sales in other tire-related businesses of $8 million, primarily in our retail operations.
Operating income in the third quarter of 2015 was $72 million, decreasing $8 million, or 10.0%, from $80 million in the third quarter of 2014. Operating income decreased due to higher SAG of $12 million, driven by increased wages and benefits and bad debt expenses, and unfavorable foreign currency translation of $5 million. The effect of lower price and product mix of $31 million was more than offset by the effect of lower raw material costs of $37 million. Lower conversion costs of $4 million served to partially offset the declines noted above.
Operating income in the third quarter of 2015 excluded net rationalization charges of $1 million. Operating income in the third quarter of 2014 excluded net rationalization charges of $2 million.
Nine Months Ended September 30, 2015 and 2014
Asia Pacific unit sales in the first nine months of 2015 increased 0.7 million units, or 4.4%, to 17.7 million units. OE tire volume increased 0.9 million units, or 11.8%, while replacement tire volume decreased 0.2 million units, or 1.4%, both primarily related to the consumer business, which reflected growth in China and India, partially offset by a decline in Australia.
Net sales in the first nine months of 2015 were $1,399 million, decreasing $167 million, or 10.7%, from $1,566 million in the first nine months of 2014. Net sales decreased due to lower price and product mix of $118 million, driven primarily by the impact of lower raw material costs on pricing, and unfavorable foreign currency translation of $114 million, primarily related to the depreciation of the Australian dollar. These decreases were partially offset by higher tire volume of $62 million and higher sales in other tire-related businesses of $3 million.
Operating income in the first nine months of 2015 was $223 million, increasing $2 million, or 0.9%, from $221 million in the first nine months of 2014. The increase in operating income was due primarily to lower raw material costs of $89 million, which more than offset the effect of lower price and product mix of $80 million, higher volume of $16 million and higher income from other tire-related businesses of $5 million. These increases were partially offset by higher SAG of $19 million, driven by increased wages and benefits and bad debt expenses, and unfavorable foreign currency translation of $12 million.
Operating income in the first nine months of 2015 excluded net gains on asset sales of $6 million and net rationalization charges of $4 million. Operating income in the first nine months of 2014 excluded net rationalization charges of $9 million, primarily in Australia.

Latin America

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2015	2014	Change	Change	2015	2014	Change	Change
Tire Units	4.7	4.3	0.4	8.3%	13.3	12.7	0.6	4.4%
Net Sales	$420	$451	$(31)	(6.9)%	$1,195	$1,362	$(167)	(12.3)%
Operating Income	50	49	1	2.0%	146	150	(4)	(2.7)%
Operating Margin	11.9%	10.9%			12.2%	11.0%
Three Months Ended September 30, 2015 and 2014
Latin America unit sales in the third quarter of 2015 increased 0.4 million units, or 8.3%, to 4.7 million units. Replacement tire volume increased 0.6 million units, or 17.5%, driven by our consumer business, as our volume improvement exceeded increased industry volumes. OE tire volume decreased 0.2 million units, or 21.4%, driven primarily by weaker consumer OE vehicle production in Brazil.
Net sales in the third quarter of 2015 were $420 million, decreasing $31 million, or 6.9%, from $451 million in the third quarter of 2014. Net sales decreased due to unfavorable foreign currency translation of $123 million, mainly in Brazil, and lower sales in other tire-related businesses of $13 million, primarily due to ceasing tire component sales to certain customers. These decreases were partially offset by improved price and product mix of $80 million and higher tire volume of $25 million.
Operating income in the third quarter of 2015 was $50 million, increasing $1 million, or 2.0%, from $49 million in the third quarter of 2014. Operating income increased due primarily to improved price and product mix of $97 million, which more than offset the impact of higher raw material costs of $10 million, and higher tire volume of $2 million. These increases were partially offset by higher conversion costs of $56 million, increased SAG of $9 million and unfavorable foreign currency translation of $8 million. Operating income was also negatively impacted by increased transportation expenses of $5 million, higher research and development expenditures of $4 million, higher pension expenses of $4 million and charges of $4 million for labor-related and indirect tax matters in Brazil. Conversion costs were negatively impacted by higher overall inflation, including wages and benefits, primarily in Venezuela and Brazil, and higher under-absorbed fixed overhead costs of $6 million.
Operating income in the third quarter of 2015 and 2014 excluded rationalization charges of $5 million and $2 million, respectively.
In the third quarter of 2015, Venezuela's operating income was $39 million, an increase of $12 million compared to the third quarter of 2014. Venezuela's operating income in the third quarter of 2015 excludes foreign currency exchange losses of $8 million related to the Venezuelan bolivar fuerte, as compared to foreign currency exchange losses of $25 million in the third quarter of 2014. Excluding the favorable impact of results from our Venezuelan operations, Latin America’s operating income declined by $11 million, due to the recessionary environment in Brazil driving lower consumer OE volumes, which unfavorably impacted conversion costs, and foreign currency translation.
Nine Months Ended September 30, 2015 and 2014
Latin America unit sales in the first nine months of 2015 increased 0.6 million units, or 4.4%, to 13.3 million units. Replacement tire volume increased 1.0 million units, or 10.4%, driven by our consumer business, as our volume improvement exceeded increased industry volumes. OE tire volume decreased 0.4 million units, or 14.8%, driven primarily by weaker consumer OE vehicle production in Brazil.
Net sales in the first nine months of 2015 were $1,195 million, decreasing $167 million, or 12.3%, from $1,362 million in the first nine months of 2014. Net sales decreased due to unfavorable foreign currency translation of $290 million, in all markets, and lower sales in other tire-related businesses of $52 million, primarily due to ceasing tire component sales to certain customers. These decreases were partially offset by improved price and product mix of $140 million, including a favorable shift from OE to replacement products, and higher tire volume of $36 million.
Operating income in the first nine months of 2015 was $146 million, decreasing $4 million, or 2.7%, from $150 million in the first nine months of 2014. Operating income decreased due primarily to higher conversion costs of $107 million, increased SAG of $18 million, unfavorable foreign currency translation of $12 million, charges of $10 million for labor-related and indirect tax matters in Brazil, increased transportation expenses of $9 million, higher research and development expenditures of $6 million, higher pension expenses of $4 million and decreased profits in other-tire-related businesses of $4 million. These decreases were partially offset by improved price and product mix of $181 million, which more than offset the impact of higher raw material costs of $23 million, and higher tire volume of $9 million. Conversion costs were negatively impacted by higher overall inflation, including wages and benefits, primarily in Venezuela and Brazil, partially offset by lower under-absorbed fixed overhead costs of $10 million.

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
Operating income in the first nine months of 2015 excluded a net gain on asset sales of $1 million. Operating income in the first nine months of 2015 and 2014 excluded net rationalization charges of $5 million and $3 million, respectively. In addition, foreign currency exchange losses of $155 million in the first nine months of 2014 related to devaluations of the Venezuelan bolivar fuerte were excluded from segment operating income.
In the first nine months of 2015, Venezuela's operating income was $97 million, an increase of $57 million compared to the first nine months of 2014. Venezuela's increase in operating income resulted from improved price and product mix and higher production levels in the first nine months of 2015 as compared to 2014, which was negatively impacted by labor-related issues that significantly reduced production levels. Excluding the favorable impact of results from our Venezuelan operations, Latin America’s operating income declined by $61 million, due to the recessionary environment in Brazil driving lower consumer OE volumes, which unfavorably impacted conversion costs, and foreign currency translation.
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
In May 2015, we amended and restated our European revolving credit facility. Significant changes to the facility include extending the maturity to May 12, 2020, increasing the available commitments thereunder from €400 million to €550 million, and decreasing the interest rate by 75 basis points and the annual commitment fee by 20 basis points. Amounts drawn under the facility will now bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
In June 2015, we amended our U.S. second lien term loan facility to reduce the current interest rate by 100 basis points. As a result of the amendment, the term loan now bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points.
On October 1, 2015, we completed the previously announced dissolution of our global alliance with SRI in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between us and SRI. As a result of the completion of certain of the transactions contemplated by the Framework Agreement, we paid to SRI a net amount of $271 million and delivered a promissory note to GDTNA in the initial principal amount of $56 million at an interest rate of LIBOR plus 0.1% and with a maturity date three years following the date of dissolution. Refer to "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview" for further information.
At September 30, 2015, we had $1,690 million in Cash and cash equivalents, compared to $2,161 million at December 31, 2014. For the nine months ended September 30, 2015, net cash provided by operating activities was $635 million due to net income of $749 million, which includes net non-cash charges of $731 million, primarily related to depreciation and amortization, deferred income tax charges and the recognition of deferred royalty income, partially offset by cash used for working capital of $708 million and rationalization payments of $105 million. Net cash used by investing activities was $674 million, reflecting capital expenditures of $656 million. Net cash used by financing activities was $306 million, driven by net debt repayments of $191 million and common stock repurchases of $82 million.
At September 30, 2015, we had $2,564 million of unused availability under our various credit agreements, compared to $2,317 million at December 31, 2014. The table below presents unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2015	2014
First lien revolving credit facility	$1,162	$1,138
European revolving credit facility	615	485
Chinese credit facilities	68	—
Other foreign and domestic debt	306	277
Notes payable and overdrafts	413	417
	$2,564	$2,317
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
We expect our 2015 cash flow needs to include capital expenditures of $1.0 billion to $1.1 billion. We also expect interest expense to range between $415 million and $425 million, dividends on our common stock to be $68 million, and contributions to our funded non-U.S. pension plans to be $50 million to $75 million. We expect working capital to be a use of cash of $50 million to $75 million in 2015. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.

Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, Venezuela, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, Venezuelan, South African and Argentinian subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2015, approximately $625 million of net assets, including $447 million of cash and cash equivalents, were subject to such requirements, including $292 million of cash in Venezuela. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.
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
Through December 31, 2013, substantially all of our transactions were subject to the approval of the Commission for the Administration of Currency Exchange ("CADIVI"). In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace CADIVI. In addition, effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD”) rate, which was 11.4 and 13.5 bolivares fuertes to the U.S. dollar at January 24, 2014 and September 30, 2015, respectively.
We are required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by Goodyear Venezuela. Therefore, in the first quarter of 2014, we recorded a first quarter net remeasurement loss of $157 million on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, using the then-applicable SICAD rate of 11.4 bolivares fuertes to the U.S. dollar. In the third quarter of 2014, we reduced by $7 million previously recorded foreign currency exchange losses on our Venezuelan deferred tax assets in conjunction with establishing a valuation allowance on those deferred tax assets. We also recorded a subsidy receivable of $50 million at January 24, 2014 related to certain U.S. dollar-denominated payables for goods that were expected to be settled at the official exchange rate of 6.3 bolivares fuertes to the U.S. dollar, based on ongoing approvals for the importation of such goods. In the third quarter of 2014, we derecognized $5 million of the subsidy receivable due to the change in the official exchange rate for purchases of certain finished goods from 6.3 bolivares fuertes to the U.S. dollar to the SICAD rate. In the fourth quarter of 2014, we entered into an agreement with the Venezuelan government to settle $85 million of U.S. dollar-denominated payables at the SICAD rate that we previously had expected to be settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar and, accordingly, derecognized the remaining subsidy receivable of $45 million. We have received $7 million under this agreement. Subsidies received from the government related to certain U.S. dollar-denominated payables settled at the official exchange rate for imports of essential goods of 6.3 bolivares fuertes to the U.S. dollar are now recognized in CGS upon receipt.
In early 2015, the Venezuelan government announced certain changes to its currency exchange system, including the merging of the SICAD auction systems. In addition, the Marginal Currency System ("SIMADI"), for which the exchange rate has been indicated to be based on market rates, opened on February 12, 2015 at approximately 170 bolivares fuertes to the U.S. dollar. If we remeasured our bolivar fuerte-denominated monetary assets and liabilities at the SIMADI rate of approximately 199 bolivares fuertes to the U.S. dollar at September 30, 2015, we would have recorded an additional remeasurement loss of approximately $228 million.
During the third quarter of 2015, the official exchange rate for settling certain transactions, including imports of essential goods, such as certain raw materials needed for the production of tires, remained at 6.3 bolivares fuertes to the U.S. dollar. During the nine months ended September 30, 2015, Goodyear Venezuela settled $21 million of U.S. dollar-denominated intercompany payables, primarily at the SICAD exchange rate of 12.8 bolivares fuertes to the U.S. dollar in effect at the date of those settlements. In the first nine months of 2015, we did not have any additional receipts related to the $85 million agreement with the Venezuelan government as described above. If in the future we convert bolivares fuertes at a rate other than the September 30, 2015 SICAD rate of 13.5 bolivares fuertes to the U.S. dollar, or the official exchange rate is revised, we may realize additional losses that would be recorded in the Statements of Operations.
At September 30, 2015, settlements pending before CADIVI/CENCOEX were approximately $170 million, of which approximately $148 million are expected to be settled at the SICAD rate and approximately $22 million are expected to be settled at 6.3 bolivares fuertes to the U.S. dollar. At September 30, 2015, $7 million of our requested settlements were pending up to 180 days, $38 million were pending from 180 to 360 days and $125 million were pending over one year. Amounts pending up to 180 days and from 180 to 360 days relate to imported tires and raw materials. Amounts pending over one year include imported tires and raw materials of $90 million, dividends payable of $19 million, and intercompany charges of $16 million, including royalties of $6 million. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela, and this situation has deteriorated over time.
At September 30, 2015, we had bolivar fuerte-denominated monetary assets of $363 million, which consisted primarily of $292 million of cash and $47 million of prepaid assets, and bolivar fuerte-denominated monetary liabilities of $187 million, which consisted primarily of $72 million of intercompany payables, including $19 million of dividends, $41 million of short term compensation and benefits, $40 million of long term benefits and $19 million of accounts payable — trade. At December 31, 2014, we had bolivar fuerte-denominated monetary assets of $300 million, which consisted primarily of $289 million of cash and $5 million of accounts receivable, and bolivar fuerte-denominated monetary liabilities of $143 million, which consisted primarily of $60 million of intercompany payables, including $21 million of dividends, $40 million of long term benefits, $22 million of accounts payable — trade and $13 million of short term compensation and benefits. All monetary assets and liabilities were remeasured at 13.5 and 12.0 bolivares fuertes to the U.S. dollar at September 30, 2015 and December 31, 2014, respectively.
Goodyear Venezuela’s sales were 3.7% and 1.9% of our net sales for the three months ended September 30, 2015 and 2014, respectively, and were 2.9% and 1.5% for the nine months ended September 30, 2015 and 2014, respectively. Goodyear Venezuela's CGS were 2.7% and 1.6% of our CGS for the three months ended September 30, 2015 and 2014, respectively, and were 3.4% and 1.5% for the nine months ended September 30, 2015 and 2014, respectively. Goodyear Venezuela's operating income for the three and nine months ended September 30, 2015 increased by $12 million and $57 million, respectively, compared to the three and nine months ended September 30, 2014. Goodyear Venezuela’s sales are bolivar fuerte-denominated, its cost of goods sold are approximately 87% bolivar fuerte-denominated and approximately 13% U.S. dollar-denominated and its SAG is approximately 98% bolivar fuerte-denominated and approximately 2% U.S. dollar-denominated. A further 10% decrease in the SICAD rate to 14.9 bolivares fuertes to the U.S. dollar would decrease Goodyear Venezuela’s operating income by approximately $15 million on an annual basis, before any potential offsetting actions.
Goodyear Venezuela contributed a significant portion of Latin America’s sales and operating income in the first nine months of 2015 and in 2014. The continuing economic and political uncertainty, which has increased due to a significant decline in the price of oil, which is the country's primary export and source of U.S. dollars; difficulties importing raw materials and finished goods; changing foreign currency exchange rates; and government price and profit margin controls in Venezuela may adversely impact Latin America’s operating income in future periods. In response to conditions in Venezuela, we continuously evaluate the prices for our products while remaining competitive and have taken steps to address our operational challenges, including securing necessary approvals for import licenses and increasing the local production of certain tires. Our pricing policies take into account factors such as fluctuations in raw material and other production costs, market demand and adherence to government price and profit margin controls. We will also manage our operations in Venezuela to limit our net investment and working capital exposure through adjustments to our production volumes, which could also result in further earnings volatility. Specifically, continued inability to exchange bolivares fuertes to U.S. dollars to pay third-party suppliers and Goodyear affiliates for importation of basic raw materials may result in curtailment or cessation of production. In such cases, our ability to mitigate the negative impact of lower production may be limited based on government controls over reductions in staffing. These and other restrictions could limit our ability to benefit from our investment and maintain a controlling interest in Goodyear Venezuela. To the extent we determine deconsolidation of Goodyear Venezuela to be appropriate due to a further degradation in our ability to make operating decisions in a future period, we would expect to recognize a one-time, pre-tax charge of over $500 million and derecognize cash and cash equivalents of $293 million from our consolidated financial statements (both reflecting September 30, 2015 balances and foreign currency exchange rates) and present our investment in Goodyear Venezuela under the cost method of accounting thereafter. We will continue to reassess the appropriateness of consolidating Goodyear Venezuela on a quarterly basis. We will also continue to assess the information relative to available Venezuelan exchange rates and the impact on our financial position, results of operations and liquidity.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2015 and to provide us with flexibility to respond to further changes in the business environment.

Operating Activities
Net cash provided by operating activities was $635 million in the first nine months of 2015, compared to net cash used of $939 million in the first nine months of 2014. Operating cash flows were favorably impacted by decreased pension contributions and direct payments of $1,215 million, increased earnings and a decreased use of funds for working capital driven by the impact of lower raw material costs. Pension contributions in 2014 primarily related to discretionary contributions of $907 million to fully fund our hourly U.S. pension plans.
Investing Activities
Net cash used in investing activities was $674 million in the first nine months of 2015, compared to $605 million in the first nine months of 2014. Capital expenditures were $656 million in the first nine months of 2015, compared to $634 million in the first nine months of 2014. Beyond expenditures required to sustain our facilities, capital expenditures in 2015 primarily related to expansion and modernization of manufacturing capacity in North America, Brazil and Germany.
Financing Activities
Net cash used by financing activities was $306 million in the first nine months of 2015, compared to net cash provided of $563 million in the first nine months of 2014. Financing activities in 2015 included net debt repayments of $191 million. In the first nine months of 2015, we repurchased $82 million of our common stock, including $80 million of repurchases pursuant to our publicly announced share repurchase program, and paid dividends on our common stock of $49 million. Financing activities in 2014 included net borrowings of $713 million used to fund working capital needs and capital expenditures. In the first nine months of 2014, we repurchased $97 million of our common stock, including $83 million of repurchases pursuant to our publicly announced share repurchase program, and paid dividends on our common stock of $43 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,829 million available at September 30, 2015, of which $2,564 million were unused, compared to $9,029 million available at December 31, 2014, of which $2,317 million were unused. At September 30, 2015, we had long term credit arrangements totaling $8,375 million, of which $2,151 million were unused, compared to $8,582 million and $1,900 million, respectively, at December 31, 2014. At September 30, 2015, we had short term committed and uncommitted credit arrangements totaling $454 million, of which $413 million were unused, compared to $447 million and $417 million, respectively, at December 31, 2014. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At September 30, 2015, we had $3,296 million of outstanding notes, compared to $3,318 million at December 31, 2014.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility bear interest at LIBOR plus 150 basis points, based on our current liquidity. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2015, our borrowing base, and therefore our availability, under the facility was $522 million below the facility's stated amount of $2.0 billion.
At September 30, 2015 and December 31, 2014, we had no borrowings outstanding under the revolving credit facility. Letters of credit issued totaled $316 million at September 30, 2015 and $377 million at December 31, 2014.
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
At September 30, 2015 and December 31, 2014, the amounts outstanding under this facility were $996 million and $1,196 million, respectively.

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
At September 30, 2015 and December 31, 2014, there were no borrowings outstanding under the revolving credit facility. There were no letters of credit issued at September 30, 2015 and December 31, 2014.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2014 to October 15, 2015, the designated maximum amount of the facility was €380 million. Effective October 16, 2015, the designated maximum amount of the facility was reduced to €340 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries. Utilization under the facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 25, 2019, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2016.
At September 30, 2015, the amounts available and utilized under this program totaled $273 million (€243 million). At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). The program did not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $60 million (85 million Australian dollars) of funding. Availability under this program is based on eligible receivable balances. At September 30, 2015, the amounts available and utilized under this program were $27 million and $20 million, respectively. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during the first nine months of 2015. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2015, the gross amount of receivables sold was $289 million, compared to $365 million at December 31, 2014.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such supplier financing programs totaled approximately $465 million and $420 million at September 30, 2015 and December 31, 2014, respectively.

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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of September 30, 2015, our availability under this facility of $1,162 million, plus our Available Cash of $528 million, totaled $1,690 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2015, we were in compliance with this financial covenant.
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
At September 30, 2015, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first nine months of 2015, we paid cash dividends of $49 million on our common stock. On October 6, 2015, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.07 per share of common stock, or approximately $19 million in the aggregate. The dividend will be paid on December 1, 2015 to stockholders of record as of the close of business on November 2, 2015. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2015, we repurchased 1,001,309 shares at an average price, including commissions, of $29.96 per share, or $30 million in the aggregate. During the first nine months of 2015, we repurchased 2,601,438 shares at an average price of $30.75 per share, or $80 million in the aggregate. Since the inception of our common stock repurchase program we have repurchased 11,537,247 shares at an average price, including commissions, of $27.15 per share, or $313 million in the aggregate.
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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	if we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition, increasingly from lower cost manufacturers, and our market share could decline;

•	we could be negatively impacted by the decision to impose tariffs on certain tires imported to the U.S. from China;

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2015, 38% of our debt was at variable interest rates averaging 5.73%.
The following table presents information about long term fixed rate debt, excluding capital leases, at September 30, 2015:

(In millions)
Carrying amount — liability	$3,623
Fair value — liability	3,838
Pro forma fair value — liability	3,874
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2015, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at September 30, 2015:

(In millions)
Fair value — asset (liability)	$7
Pro forma decrease in fair value	(122)
Contract maturities	10/15-9/16
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2015, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at September 30, 2015 as follows:

(In millions)
Accounts receivable	$21
Other Current Liabilities	(14)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the quarter ended June 30, 2015, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 73,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2015, approximately 500 new claims were filed against us and approximately 4,300 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2015 was $6 million and $15 million, respectively. At September 30, 2015, there were approximately 69,600 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note 12, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
SRI Arbitration Proceedings
On October 1, 2015, we and SRI jointly informed the International Court of Arbitration of the International Chamber of Commerce that the dispute between us and SRI had been resolved and that each withdrew its respective claims and defenses pending before the tribunal.
Reference is made to Item 3 of Part I of our 2014 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2014 Form 10-K for a discussion of our risk factors.
Due to the dissolution of our global alliance with SRI, the risk factor captioned “The arbitration proceedings we have brought to dissolve our global alliance with SRI and the terms and conditions of the existing global alliance agreements with SRI could require us to make a substantial payment to acquire SRI’s interest in our European and North American joint ventures,” that appears in our 2014 Form 10-K and the risk factor captioned “We cannot assure you that we will complete the transactions contemplated by the Framework Agreement in accordance with the terms stated therein, during the time frame we anticipate, or at all. If the transactions contemplated by the Framework Agreement do not close, we will rely on the pending arbitration proceedings to dissolve our global alliance with SRI,” that appears in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, are no longer applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2015.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/15-7/31/15	—	$—	—	$166,702,910
8/1/15-8/31/15	435,000	30.60	435,000	$153,392,610
9/1/15-9/30/15	566,309	29.47	566,309	$136,702,685
Total	1,001,309	$29.96	1,001,309	$136,702,685
(1) Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.
(2) On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. This program expires on December 31, 2016. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended September 30, 2015, we repurchased 1,001,309 shares at an average price of $29.96 per share, or $30 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 60, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 29, 2015	By	/s/ RICHARD J. NOECHEL

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2015
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101