Form 10-K
period 2015-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2016-02-09
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2015, was approximately $8.1 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2016:

267,042,491
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2016 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

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
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2015, our net sales were $16,443 million and Goodyear’s net income and net income available to common shareholders were $307 million, including an after-tax charge of $577 million related to the deconsolidation of our Venezuelan subsidiary. Together with our U.S. and international subsidiaries, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,100 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 49 manufacturing facilities in 22 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 66,000 full-time and temporary associates worldwide.
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

•
we maintained control of the Dunlop-related trademarks for tire-related businesses in North America but granted to SRI an exclusive license to develop, manufacture and sell Dunlop-brand tires for motorcycles and for Japanese-owned original equipment manufacturers operating in North America; and

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

DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2015, we operated our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa (“EMEA”); Asia Pacific; and Latin America.
Financial information related to our operating segments for the three year period ended December 31, 2015 appears in the Note to the Consolidated Financial Statements No. 8, Business Segments.
Effective January 1, 2016, we combined our North America and Latin America strategic business units into one Americas strategic business unit. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer beginning in 2016. Our first quarter 2016 Form 10-Q will reflect the new segment structure with prior periods recast for comparable disclosure.
Our principal business is the development, manufacture, distribution and sale of tires and related products and services worldwide. We manufacture and market numerous lines of rubber tires for:

•	automobiles

•	trucks

•	buses

•	aircraft

•	motorcycles

•	earthmoving and mining equipment

•	farm implements

•	industrial equipment, and

•	various other applications.
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

Our principal products are new tires for most applications. Approximately 87% of our sales in 2015 and 2014 were for new tires, compared to 86% in 2013. Sales of chemical products and natural rubber to unaffiliated customers were 2% in 2015, 3% in 2014 and 4% in 2013 of our consolidated sales (5%, 7% and 9% of North America’s total sales in 2015, 2014 and 2013, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2015	2014	2013
North America	81%	80%	78%
Europe, Middle East and Africa	94	94	94
Asia Pacific	89	88	87
Latin America	96	92	92

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation or all terrain vehicle tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2015	2014	2013
North America	61.6	61.1	61.7
Europe, Middle East and Africa	61.1	60.5	60.8
Asia Pacific	26.0	23.0	21.9
Latin America	17.5	17.4	17.9
Goodyear worldwide tire units	166.2	162.0	162.3

Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2015	2014	2013
Replacement tire units	115.5	112.9	111.9
OE tire units	50.7	49.1	50.4
Goodyear worldwide tire units	166.2	162.0	162.3

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, SRI, Toyo, Yokohama and various regional tire manufacturers.
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
Although we do not consider our tire businesses to be seasonal to any significant degree, we historically sell more replacement tires in EMEA during the third quarter.
NORTH AMERICA
North America, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in the United States and Canada, and sells tires to various export markets, primarily through intersegment sales. North America manufactures tires in six plants in the United States and two plants in Canada.
North America manufactures and sells tires for automobiles, trucks, buses, earthmoving and mining equipment, commercial and military aviation and industrial equipment, and for various other applications.
Goodyear brand radial passenger tire lines sold in the United States and Canada include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility vehicle segments; the Eagle family of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments and the Ultra Grip family of winter tires. Additionally, we offer Dunlop brand radial tire lines including Signature II, SP Sport and Direzza for the passenger and performance segments; the Grandtrek tire lines for the cross-over, sport utility vehicle and light truck segment and SP Winter, Winter Maxx and Grandtrek tire lines for the winter tire segment. North America also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks in the United States and Canada. Goodyear’s North America commercial business unit provides commercial truck tires, retreads, services, tools and business solutions to trucking fleets.
In 2015, North America launched six new consumer tires, under the Goodyear, Dunlop and Kelly brands, including our new Goodyear Wrangler Fortitude HT, Dunlop Signature HP and Kelly Edge tire lines. North America’s commercial truck tire business launched four new tires under the Goodyear Fuel Max tire line to serve our long haul and regional customers as well as the Goodyear Endurance Waste Haul.

In 2015, North America also launched online tire sales, becoming the first major tire manufacturer to sell products, as well as installation services, online through our website, www.goodyear.com. To date, we have more than 4,000 independent dealer and Company-owned locations signed up as authorized installers. North America also:

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,

•	provides automotive maintenance and repair services at approximately 600 retail outlets primarily under the Goodyear or Just Tires names,

•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 190 Company-owned Goodyear Commercial Tire & Service Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,

•	sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by North America during the periods indicated were:
NORTH AMERICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2015	2014	2013
Replacement tire units	43.1	43.0	42.9
OE tire units	18.5	18.1	18.8
Total tire units	61.6	61.1	61.7

North America is a major supplier of tires to most manufacturers of automobiles, trucks and aircraft that have production facilities located in North America.
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
EUROPE, MIDDLE EAST AND AFRICA
Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, earthmoving and mining equipment, and industrial equipment throughout Europe, the Middle East and Africa under the Goodyear, Dunlop, Debica, Sava and Fulda brands and other house brands, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in fourteen plants in France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey.

In 2015, EMEA launched three new consumer tires, including several models in the Goodyear Ultra Grip Performance line for the winter tire segment, as well as the new all season Goodyear Vector 4-Seasons line. EMEA also introduced five new commercial tires including the Ultra Grip Max for all wheel positions. These new products provide extended mobility in winter conditions, more versatility and superior tire performance to commercial customers. EMEA also:

•	sells aviation tires, and manufactures and sells retreaded aviation tires,

•	provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,

•	offers automotive repair services at retail outlets, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2015	2014	2013
Replacement tire units	43.8	43.7	44.2
OE tire units	17.3	16.8	16.6
Total tire units	61.1	60.5	60.8

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.
EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.
Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 80 are owned by Goodyear.
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
In 2015, Asia Pacific launched two new consumer tires including the Assurance DuraPlus and EfficientGrip Performance tires. Asia Pacific also launched two new commercial tire products in China and Australia.

Markets and Other Information
Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:
ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2015	2014	2013
Replacement tire units	14.3	12.7	12.4
OE tire units	11.7	10.3	9.5
Total tire units	26.0	23.0	21.9

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook and a large number of regional and local tire producers.
Asia Pacific sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Blue Streak, Kelly and Diamondback, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers. In Australia, we also operate a network of approximately 230 retail stores under the Beaurepaires brand.
LATIN AMERICA
Our Latin America segment manufactures and sells automobile and truck tires throughout Central and South America and in Mexico, and sells tires to various export markets, primarily through intersegment sales. Latin America manufactures tires in five plants in Brazil, Chile, Colombia, Peru and Venezuela. Latin America also:

•	retreads, and provides various materials and related services for retreading truck tires,

•	manufactures other products, including OTR tires, and

•	provides miscellaneous other products and services.
Goodyear brand radial passenger tire lines sold throughout Latin America include the Assurance family of product lines for the premium and mid-tier consumer segment; the Direction family of product lines for the mid-tier segment; and the Eagle and Efficient Grip product lines for the sport performance segment. For the sport utility vehicle and light truck segments, Latin America has the Wrangler family of product lines and in 2015 introduced the Efficient Grip SUV. Additionally, the commercial business provides products for the long haul, regional haul, city service, and mixed service and OTR segments. In 2015, the commercial business launched three new tires: KMAX S, D Traction and Extreme.
Currency exchange control regulations and continued reductions in access to U.S. dollars through official currency exchange mechanisms have restricted the ability of our Venezuelan subsidiary to pay dividends and royalties and to settle liabilities. These conditions, combined with other government regulations such as price and profit margin controls and strict labor laws, have increasingly limited our ability to make and execute operational decisions at our Venezuelan subsidiary. We concluded that we no longer meet the accounting criteria for control and, as a result, we deconsolidated our Venezuelan subsidiary on December 31, 2015. Refer to the Note to the Consolidated Financial Statements No. 1, Accounting Policies.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Latin America during the periods indicated were:
LATIN AMERICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2015	2014	2013
Replacement tire units	14.3	13.5	12.4
OE tire units	3.2	3.9	5.5
Total tire units	17.5	17.4	17.9

Latin America is a significant supplier of tires to most manufacturers of automobiles, trucks, and construction and mining equipment located in the region. Goodyear brand tires are sold for replacement primarily through independent dealers. Significant competitors include Pirelli, Bridgestone, Michelin and Continental, and imports from other regions, primarily Asia.

In 2012, Brazil adopted a tire labeling regulation, which took effect in 2015 and set requirements for tire certification and labeling for rolling resistance, wet grip braking and noise for all radial passenger car, light truck and commercial truck tires sold in that country. The adoption of labeling regulations is in two phases, with labeling of certain new products required in 2015 and labeling of all tires required by the end of 2016.

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
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2016, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
In 2015, raw material costs decreased by approximately 11% in our tire businesses compared to 2014, primarily driven by a decrease in natural and synthetic rubber prices and cost savings initiatives during 2015. For the full year of 2016, we expect our raw material costs, including raw material cost savings, will decline approximately 9% compared to 2015. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials.
Patents and Trademarks
We own approximately 2,000 product, process and equipment patents issued by the United States Patent Office and approximately 3,500 patents issued or granted in other countries around the world. We have approximately 500 applications for United States patents pending and approximately 2,200 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,700 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 13,200 registrations and 700 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
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
Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2015	2014	2013
Research and development expenditures	$382	$399	$390

Employees
At December 31, 2015, we employed approximately 66,000 full-time and temporary people throughout the world, including approximately 36,000 people covered under collective bargaining agreements. Approximately 6,700 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers ("USW"), which expires in July 2017. Approximately 21,000 of our employees outside of the United States are covered by union contracts that currently have expired or that will expire in 2016, primarily in Germany, Brazil and South Africa. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions represent the major portion of our employees in Europe and Latin America.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be $35 million to $45 million annually in 2016 and 2017.
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
INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 22 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2015 appears in the Note to the Consolidated Financial Statements No. 8, Business Segments, and is incorporated herein by reference.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 9, 2016, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	52
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

Laura K. Thompson	Executive Vice President and Chief Financial Officer	51
Ms. Thompson was named Executive Vice President and Chief Financial Officer in December 2013. She is Goodyear’s principal financial officer. Ms. Thompson joined Goodyear in 1983 and has served as Vice President, Business Development (June 2005 to February 2011) and Vice President, Finance, North America (March 2011 to November 2013).

Stephen R. McClellan	President, Americas	50
Mr. McClellan was named President, Americas effective January 1, 2016. He is the executive officer responsible for Goodyear's operations in North America and Latin America. Mr. McClellan joined Goodyear in 1988 and has served as President, Consumer Tires, North America (August 2008 to August 2011) and President, North America (August 2011 to December 2015).

Jean-Claude Kihn	President, Europe, Middle East and Africa	56
Mr. Kihn was named President, Europe, Middle East and Africa effective January 1, 2016. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Kihn joined Goodyear in 1988 and has served as Senior Vice President and Chief Technical Officer (January 2008 to December 2012), Senior Vice President and Managing Director, Goodyear Brazil (December 2012 to October 2014) and President, Latin America (November 2014 to December 2015).

Christopher R. Delaney	President, Asia Pacific	54
Mr. Delaney joined Goodyear as President-Elect, Asia Pacific on August 24, 2015, and was named President, Asia Pacific effective January 1, 2016. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Prior to joining Goodyear, Mr. Delaney was Chief Executive Officer and Managing Director of Goodman Fielder Ltd., a food products company in Australia, New Zealand and the Asia Pacific region, from July 2011 until March 2015 and was President, Asia Pacific for Campbell Soup Company from October 2009 until June 2011.

David L. Bialosky	Senior Vice President, General Counsel and Secretary	58
Mr. Bialosky joined Goodyear as Senior Vice President, General Counsel and Secretary in September 2009. He is Goodyear's chief legal officer.

Paul Fitzhenry	Senior Vice President, Global Communications	56
Mr. Fitzhenry joined Goodyear as Senior Vice President, Global Communications in October 2012. He is the executive officer responsible for Goodyear's communications activities worldwide. Prior to joining Goodyear, he was Vice President of Corporate Communications of Tyco International, a diversified global industrial company, from 2007 until September 2012.

Name	Position(s) Held	Age

Richard Kellam	Senior Vice President, Sales and Marketing Excellence	54
Mr. Kellam joined Goodyear as Senior Vice President, Sales and Marketing Excellence in September 2014. He is the executive officer responsible for Goodyear’s global sales and marketing activities. Prior to joining Goodyear, Mr. Kellam served in positions of increasing responsibility at Mars Incorporated, a global manufacturer of confectionery, pet food and other food products, including most recently as Global Chief Customer Officer from 2009 until September 2014.

Scott H. King	Senior Vice President, Strategy and Business Development	54
Mr. King was named Senior Vice President, Strategy and Business Development on April 13, 2015. He is the executive officer responsible for Goodyear's strategic initiatives and business development activities. Mr. King rejoined Goodyear after serving as Chief Financial Officer of Veyance Technologies, Inc., Goodyear's former Engineered Products Division, from August 2007 until February 2015. From April 2006 to August 2007, he served as Vice President, Finance of Goodyear's Engineered Products Division.

John T. Lucas	Senior Vice President, Global Human Resources	56
Mr. Lucas joined Goodyear as Senior Vice President, Global Human Resources on February 2, 2015. He is Goodyear’s chief human resources officer. Prior to joining Goodyear, Mr. Lucas was Senior Vice President of Human Resources for Lockheed Martin Corporation, a global security and aerospace company, from February 2010 until February 2015.

Gregory L. Smith	Senior Vice President, Global Operations	52
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

Joseph Zekoski	Senior Vice President and Chief Technical Officer	65
Mr. Zekoski was named Senior Vice President and Chief Technical Officer on February 24, 2015. He is the executive officer responsible for Goodyear's research and tire technology development, engineering and product quality worldwide. Mr. Zekoski joined Goodyear in 1979 and has served as Vice President, Global Product Development and Innovation Center Operations (January 2008 to December 2011) and Interim Chief Technical Officer (December 2012 to February 2015).

Richard J. Noechel	Vice President and Controller	47
Mr. Noechel became Vice President and Controller in March 2011. He is Goodyear's principal accounting officer. Mr. Noechel joined Goodyear in October 2004 and has served as Vice President, Finance, North America from December 2008 to February 2011.

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
Volatile global industry conditions continued in 2015, and our business was impacted by trends that negatively affected the tire industry in general. These negative trends include economic weakness in Europe, recessionary economic conditions and political volatility in Latin America, particularly in Brazil and Venezuela, and slowing growth in Asia Pacific. Global tire industry demand continues to be difficult to predict. In addition, we were also impacted by the continued strengthening of the U.S. dollar against most foreign currencies. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected.
In order to offset the impact of these trends, we have announced important strategic initiatives, such as our operational excellence and sales and marketing excellence initiatives, increasing our low-cost manufacturing capacity, reducing our high-cost manufacturing capacity, increasing sales in emerging markets, and improving the profitability of our EMEA segment. We are also undertaking significant capital investments in building, expanding and modernizing manufacturing facilities around the world, including a new manufacturing facility in San Luis Potosi, Mexico to supply the Americas. The failure to implement successfully our important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
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
Our performance is also dependent on our ability to improve the volume and mix of higher margin tires we sell in our targeted market segments. In order to do so, we must be successful in developing, producing, marketing and selling products that consumers desire and that offer higher margins to us. Shifts in consumer demand away from higher margin tires could materially adversely affect our business. We are currently capacity constrained with respect to the production of certain higher margin tires, particularly in North America. We plan to alleviate these constraints by utilizing our global manufacturing footprint to meet the demand for our tires and by adding manufacturing capacity in the Americas, such as our new plant in San Luis Potosi, Mexico. However, in spite of these initiatives, we may not be able to meet all of the demand for certain of our higher margin tires, which could harm our competitive position and limit our growth.
We cannot assure you that our strategic initiatives will be successful. If not, we may not be able to achieve or sustain future profitability, which would impair our ability to meet our debt and other obligations and would otherwise negatively affect our operating results, financial condition and liquidity.
We face significant global competition and our market share could decline.
New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, SRI, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries, and have announced plans to further increase their production capacity.
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

We could be negatively impacted by the decision to impose tariffs on certain tires imported from China.
The imposition of tariffs on certain tires imported from China may reduce our flexibility to utilize our global manufacturing footprint to meet demand for our tires around the world. In addition, the imposition of tariffs in the United States may result in the Chinese tires subject to such tariffs being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially adversely affect our results of operations, financial condition and liquidity in those regions.
Our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity.
We have manufacturing and distribution facilities throughout the world. Our international operations are subject to certain inherent risks, including:

•	exposure to local economic conditions;

•	adverse foreign currency fluctuations;

•	adverse currency exchange controls;

•	withholding taxes and restrictions on the withdrawal of foreign investment and earnings;

•	labor regulations;

•	government price and profit margin controls;

•	expropriations of property;

•	adverse changes in the diplomatic relations of foreign countries with the United States;

•	the potential instability of foreign governments;

•	hostility from local populations and insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	export and import restrictions; and

•	other changes in laws or government policies.
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, are inherently more economically and politically volatile and as a result, our business units that operate in these regions could be subject to significant fluctuations in sales and operating income from quarter to quarter. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a significant impact on our results of operations in future periods.
For example, since 2003, Venezuela has imposed currency exchange controls that establish the exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and restrict the ability to exchange bolivares fuertes for dollars. These restrictions have delayed and limited our ability to pay third-party and affiliated suppliers and to otherwise repatriate funds from Venezuela. In addition, other government regulations, such as price and profit margin controls and strict labor laws, have increasingly limited our ability to make and execute operational decisions at our Venezuelan subsidiary. The lack of currency exchangeability, combined with these other operating restrictions, have significantly limited our Venezuelan subsidiary’s ability to maintain normal production and control over its operations. As a result, we deconsolidated the operations of our Venezuelan subsidiary, recognized a pre-tax $646 million charge and began reporting its results using the cost method of accounting effective December 31, 2015.
In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy requirements, tax laws, and accounting, internal control and disclosure requirements. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Although we have implemented policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations.

We have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity.
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2015, foreign currency translation unfavorably affected sales by $1,563 million and unfavorably affected segment operating income by $145 million compared to the year ended December 31, 2014. The volatility of currency exchange rates may materially adversely affect our operating results.
If we fail to extend or renegotiate our primary collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 6,700 employees in the United States at December 31, 2015, and expires July 29, 2017. In addition, approximately 21,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2016, primarily in Germany, Brazil and South Africa. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
Our access to the capital markets cannot be assured and is dependent on, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us or our suppliers, or to honor future draws on our existing lines of credit, and the degree of success we have in implementing our strategic initiatives. Over the past several years, we have increased our use of supplier financing programs and the factoring of our accounts receivable in order to improve our working capital efficiency and reduce our costs. If these programs become unavailable or less attractive to us or our suppliers, our liquidity could be adversely affected.
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
Volatile global industry conditions continued in 2015, particularly in EMEA and Latin America. As a result of these industry conditions, automotive vehicle production and global tire industry demand continues to be difficult to predict.
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
Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to increase the percentage of tires that are produced at our lower-cost production facilities and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently building a new manufacturing facility in San Luis Potosi, Mexico and are undertaking significant expansion and modernization projects at certain of our manufacturing facilities in the United States, Brazil, Germany and China.
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
We have a substantial amount of debt. As of December 31, 2015, our debt (including capital leases) on a consolidated basis was approximately $5.8 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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
The indentures and other agreements governing our secured credit facilities, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

•	incur additional debt or issue redeemable preferred stock;

•	pay dividends, repurchase shares or make certain other restricted payments or investments;

•	incur liens;

•	sell assets;

•	incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•	enter into affiliate transactions;

•	engage in sale/leaseback transactions; and

•	engage in certain mergers or consolidations or transfers of substantially all of our assets.
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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2015, we had $1,769 million of variable rate debt outstanding.
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
We have significant reserves for contingent liabilities and tax matters. The major categories of our contingent liabilities include workers' compensation and other employment-related claims, product liability and other tort claims, including asbestos claims, and environmental matters. Our recorded liabilities and estimates of reasonably possible losses for our contingent liabilities are based on our assessment of potential liability using the information available to us at the time and, where applicable, any past experience and recent and current trends with respect to similar matters. Our contingent liabilities are subject to inherent uncertainties, and unfavorable judicial or administrative decisions could occur that we did not anticipate. Such an unfavorable decision could include monetary damages, fines or other penalties or an injunction prohibiting us from taking certain actions or selling certain products. If such an unfavorable decision were to occur, it could result in a material adverse impact on our financial position and results of operations in the period in which the decision occurs, or in future periods.
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
Our European operations are subject to regulation by the European Union. In 2009, two regulations, the Tire Safety Regulation and the Tire Labeling Regulation, applicable to tires sold in the European Union were adopted. The Tire Safety Regulation sets performance standards that tires for cars and light and commercial trucks need to meet for rolling resistance, wet grip braking (passenger car tires only) and noise in order to be sold in the European Union, and became effective beginning in 2012, with continuing phases that will become effective through 2020. The Tire Labeling Regulation applies to all passenger car, light truck and commercial truck tires and requires that consumers be informed about the tire's fuel efficiency, wet grip and noise characteristics. Other countries, such as Brazil, have also adopted tire labeling regulations, and additional countries may also introduce similar regulations in the future.
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
We rely upon the capacity, reliability and security of our information technology, or IT, systems across all of our major business functions, including our research and development, manufacturing, retail, financial and administrative functions. We also face the challenge of supporting our older systems and implementing upgrades when necessary. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, unauthorized access, cyber attack, natural disasters and other similar disruptions. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate.
Any system failure, accident or security breach involving our IT systems could result in disruptions to our operations. A breach in the security of our IT systems could include the theft of our intellectual property or trade secrets, negatively impact our manufacturing or retail operations, or result in the compromise of personal information of our employees, customers or suppliers. While we have, from time to time, experienced system failures, accidents and security breaches involving our IT systems, these incidents have not had a material impact on our operations, and we are not aware of any resulting theft, loss or disclosure of, or damage to, material data or confidential information. To the extent that any system failure, accident or security breach results in material disruptions to our operations or the theft, loss or disclosure of, or damage to, material data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We manufacture our products in 49 manufacturing facilities located around the world including 14 plants in the United States.
NORTH AMERICA MANUFACTURING FACILITIES.  North America owns or leases and operates 17 manufacturing facilities in the United States and Canada.

•8	tire plants (6 in the United States and 2 in Canada),

•4	chemical plants,

•1	tire mold plant,

•1	tire retread plant,

•2	aviation retread plants, and

•1	mix plant in Canada.
These facilities have floor space aggregating approximately 19 million square feet.
EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES.  EMEA owns or leases and operates 17 manufacturing facilities in 9 countries, including:

•14	tire plants,

•1	tire mold and tire manufacturing machine facility,

•1	aviation retread plant, and

•1	mix plant.
These facilities have floor space aggregating approximately 19 million square feet.
ASIA PACIFIC MANUFACTURING FACILITIES.  Asia Pacific owns and operates 8 manufacturing facilities in 6 countries, including 7 tire plants and 1 aviation retread plant. These facilities have floor space aggregating approximately 7 million square feet.
LATIN AMERICA MANUFACTURING FACILITIES.  Latin America owns or leases and operates 7 manufacturing facilities in 5 countries, including 5 tire plants and 2 tire retread plants. These facilities have floor space aggregating approximately 5 million square feet.
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 86% during 2015 compared to approximately 85% in 2014 and 80% in 2013. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, such as high-value-added and low-value-added tires or consumer and commercial tires, and can also vary between business segments.
OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and seven tire proving grounds. We lease our Corporate and North America headquarters, research and development facility and technical center in Akron, Ohio. We operate approximately 1,100 retail outlets for the sale of our tires to consumer and commercial customers, approximately 50 tire retreading facilities and approximately 160 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 13, Property, Plant and Equipment and No. 14, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 67,400 claimants at December 31, 2015 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $19 million during 2015. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €111 million ($121 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
Other Matters
In addition to the legal proceedings described above, various other legal actions, indirect tax assessments, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various states for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding our legal proceedings, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The principal market for our common stock is the NASDAQ Global Select Market (Stock Exchange Symbol: GT).
Information relating to the high and low sale prices of shares of our common stock and dividends declared on our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 117, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. On October 6, 2015, we announced an increase in the quarterly cash dividend on our common stock to $0.07 per share from $0.06 per share, beginning on December 1, 2015. At December 31, 2015, there were 15,733 record holders of the 267,017,982 shares of our common stock then outstanding.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/15-10/31/15	—	$—	—	$136,702,685
11/1/15-11/30/15	1,268,983	33.20	1,268,983	94,572,552
12/1/15-12/31/15	1,701,488	34.04	1,701,488	36,645,866
Total	2,970,471	$33.68	2,970,471

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended December 31, 2015, we repurchased 2,970,471 shares at an average price of $33.68 per share, or $100 million in the aggregate.

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2015.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	7,782,696	$17.15	8,645,222	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	7,782,696	$17.15	8,645,222

(1)
Under our equity-based compensation plans, up to a maximum of 969,530 performance shares in respect of performance periods ending on or subsequent to December 31, 2015, 103,492 shares of time-vested restricted stock and 673,093 restricted stock units have been awarded. In addition, up to 36,854 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2015(2)	2014(3)	2013(4)	2012(5)	2011(6)
Net Sales	$16,443	$18,138	$19,540	$20,992	$22,767
Net Income (Loss)	376	2,521	675	237	417
Less: Minority Shareholders’ Net Income	69	69	46	25	74
Goodyear Net Income (Loss)	$307	$2,452	$629	$212	$343
Less: Preferred Stock Dividends	—	7	29	29	22
Goodyear Net Income (Loss) available to Common Shareholders	$307	$2,445	$600	$183	$321
Goodyear Net Income (Loss) available to Common Shareholders — Per Share of Common Stock:
Basic	$1.14	$9.13	$2.44	$0.75	$1.32

Diluted	$1.12	$8.78	$2.28	$0.74	$1.26

Cash Dividends Declared per Common Share	$0.25	$0.22	$0.05	$—	$—

Total Assets	$16,439	$18,044	$17,437	$16,844	$17,556
Long Term Debt and Capital Leases Due Within One Year	587	148	73	96	156
Long Term Debt and Capital Leases	5,120	6,216	6,162	4,888	4,789
Goodyear Shareholders’ Equity	3,920	3,610	1,606	370	749
Total Shareholders’ Equity	4,142	3,845	1,868	625	1,017

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Goodyear net income in 2015 included net charges after-tax and minority of $794 million due to the loss on the deconsolidation of our Venezuelan subsidiary; rationalization charges, including accelerated depreciation and asset write-offs; settlement charges related to pension plans in North America; charges related to the early repayment of debt; and charges related to labor claims with respect to a previously closed facility in Greece. Goodyear net income in 2015 also included net gains after-tax and minority of $195 million resulting from royalty income related to the termination of a licensing agreement; the gain on the dissolution of the global alliance with SRI; discrete income tax items; insurance recoveries for claims related to discontinued products; and the settlement of certain indirect tax claims in Latin America.

(3)
Goodyear net income in 2014 included net charges after-tax and minority of $323 million due to changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar; rationalization charges, including accelerated depreciation and asset write-offs; curtailment and settlement losses related to pension plans in North America and the UK; charges related to labor claims with respect to a previously closed facility in Greece; charges related to a government investigation in Africa; and the settlement of certain indirect tax claims in Latin America. Goodyear net income in 2014 also included net gains after-tax and minority of $1,985 million resulting from discrete income tax items, including the release of substantially all of the valuation allowance on our net deferred U.S. tax assets; and net gains on assets sales.

(4)
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

(5)
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

(6)
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
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 49 manufacturing facilities in 22 countries, including the United States. Through December 31, 2015, we operated our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa; Asia Pacific; and Latin America.
Effective January 1, 2016, we combined our North America and Latin America strategic business units into one Americas strategic business unit. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer beginning in 2016. Our first quarter 2016 Form 10-Q will reflect the new segment structure with prior periods recast for comparable disclosure.
Volatile global industry conditions continued in 2015, including economic weakness in Europe, recessionary economic conditions and political volatility in Latin America, particularly in Brazil and Venezuela, and slowing growth in Asia Pacific. In addition, we were impacted by the continued strengthening of the U.S. dollar against most foreign currencies.
Despite these challenging industry and economic conditions, we produced record segment operating income of $2,022 million in 2015, including record segment operating income of $1,108 million in North America and $319 million in Asia Pacific. Our 2015 results reflect a 2.6% increase in tire unit shipments compared to 2014. In 2015, excluding Venezuela, we realized approximately $369 million of cost savings, including raw material cost saving measures of approximately $228 million, which exceeded the impact of general inflation. Our raw material costs, including cost saving measures, decreased by approximately 11% in 2015 compared to 2014.
In the second quarter of 2015, we announced that we selected San Luis Potosi, Mexico as the site for our new consumer tire factory to serve customers in the Americas. The new factory, combined with investments in our existing factories, will help us meet the demand for our products in the Americas. We expect the new factory to begin production in 2017.
On October 1, 2015, we completed the dissolution of our global alliance with SRI in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between us and SRI. For further information, refer to “Item 1. Business — Business of Goodyear — Dissolution of Global Alliance with Sumitomo Rubber Industries.”
We also took several steps throughout 2015 to proactively manage our balance sheet, liquidity needs and interest expense, including the amendment and restatement of our European revolving credit facility, the repricing of and $600 million of repayments on our second lien term loan, and the refinancing of $1.0 billion of senior notes and €250 million of GDTE senior notes. These actions will result in aggregate annualized interest savings of approximately $65 million, including $55 million in 2016. For further information, refer to “Liquidity and Capital Resources.”
Net sales were $16,443 million in 2015, compared to $18,138 million in 2014. Net sales decreased in 2015 due to unfavorable foreign currency translation, primarily in EMEA, and lower sales in other tire-related businesses, primarily third-party chemical sales in North America. These declines were partially offset by higher tire unit volume, primarily in Asia Pacific.
Goodyear net income in 2015 was $307 million, compared to Goodyear net income of $2,452 million in 2014, and Goodyear net income available to common shareholders was $307 million, or $1.12 per diluted share, compared to Goodyear net income available to common shareholders of $2,445 million, or $8.78 per diluted share, in 2014. The decrease in Goodyear net income in 2015 compared to 2014 was primarily driven by an increase in income tax expense in 2015 as a result of the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014 and the loss on the deconsolidation of our Venezuelan subsidiary, partially offset by the improvement in segment operating income and Other (Income) Expense. Other (Income) Expense in 2015 included increased royalty income due to the termination of a licensing agreement associated with the sale of our former Engineered Products business, the gain on the dissolution of the global alliance with SRI and a benefit in general and product liability — discontinued products from the recovery of past costs from an asbestos insurer and changes in assumptions for probable insurance recoveries for asbestos claims.

Our total segment operating income for 2015 was $2,022 million, compared to $1,712 million in 2014. The $310 million, or 18.1%, increase in segment operating income was due primarily to a decline in raw material costs of $594 million, which more than offset the impact of higher conversion costs of $149 million, unfavorable foreign currency translation of $145 million and higher selling, administrative and general expense ("SAG") of $70 million. Segment operating income also benefited by an improvement in volume of $74 million. Refer to "Results of Operations — Segment Information” for additional information.
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
On February 9, 2016, we announced a $650 million increase in our share repurchase program, bringing the total authorized amount under that program to $1.1 billion. Additionally, effective December 1, 2015, we increased the quarterly cash dividend on our common stock from $0.06 per share to $0.07 per share. Our capital allocation plan also provides for capital expenditures, debt repayments and pension funding, and restructuring payments. Refer to “Liquidity and Capital Resources — Overview” for additional information.
Pension and Benefit Plans
At December 31, 2015, our unfunded global pension liability was $642 million, compared to $714 million at December 31, 2014. As a result of the deconsolidation of our Venezuelan subsidiary, the December 31, 2015 unfunded global pension liability excludes $80 million of pension liabilities related to our Venezuela pension plan. The unfunded global pension liability of $714 million at December 31, 2014 included $43 million related to Venezuela.
Our U.S. pension strategy includes the accelerated funding of pension plans in conjunction with significantly reducing exposure in the investment portfolio of those plans to future equity market movements. The fixed income investments held for these plans are designed to offset the subsequent impact of discount rate movements on the plans’ benefit obligations so that the funded status remains stable. The strategy also provides for the opportunistic settling of pension obligations when conditions warrant.
During 2013 and 2014, we contributed $2,035 million to fully fund our U.S. pension plans. Consistent with our pension strategy, we transitioned those plans’ asset allocations to a portfolio of substantially all fixed income securities designed to offset subsequent changes in discount rates. As a result of the full funding of our hourly U.S. pension plans in 2014, the pension benefits for hourly associates were frozen in 2014, and these associates now receive Company contributions to a defined contribution plan. Our salaried U.S. pension plans were previously frozen.
During 2015, we completed programs to offer lump sums over a limited time to certain former employees in our U.S. pension plans. Payments of $190 million related to this offer were made from existing plan assets to approximately 7,000 former employees who elected to receive a lump sum. As a result, total lump sum payments from these plans exceeded annual service and interest cost in 2015; therefore, we recognized a pre-tax corporate pension settlement charge of $137 million in the fourth quarter of 2015.
These actions continue to provide stability to our funded status, improve our earnings and operating cash flow, and provide greater transparency to our underlying tire business.
Net actuarial losses in Accumulated Other Comprehensive Loss (“AOCL”) related to the U.S. pension plans decreased by $342 million during 2015. The net decrease was due to the immediate recognition of $386 million in AOCL from the sale of GDTNA and pension settlement charges as well as the amortization of $106 million in net periodic cost, partially offset by an increase of $150 million due to actuarial losses experienced during 2015, primarily related to 2015 actual returns on plan assets below our assumed long-term rate of return, reflecting the impact of increases in interest rates on our portfolio of fixed income securities.
Globally we expect our 2016 net periodic pension cost to be approximately $65 million to $85 million, compared to $135 million in 2015. The decrease is primarily due to a change in our method of measuring service and interest costs for pension plans that utilize a yield curve approach and the deconsolidation of our Venezuelan subsidiary. For 2015, we measured service and interest costs for plans that utilize a yield curve by using a single weighted average discount rate derived from the yield curve to measure the plan obligations. For 2016, we elected to measure service and interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We believe this new approach provides a more precise measurement of service and interest costs by aligning the timing of projected benefit cash flows to the corresponding rates on the yield curve. This change is expected to reduce our 2016 net periodic pension cost by approximately

$50 million to $75 million compared to the previous method and does not affect the measurement of plan benefit obligations. Net periodic pension cost in 2015 included $27 million related to Venezuela.
Liquidity
At December 31, 2015, we had $1,476 million in Cash and Cash Equivalents as well as $2,676 million of unused availability under our various credit agreements, compared to $2,161 million and $2,317 million, respectively, at December 31, 2014. The decrease in cash and cash equivalents of $685 million resulted primarily from 2015 capital expenditures of $983 million, net debt repayments of $477 million, the impact on our cash balance of the deconsolidation of our Venezuelan subsidiary of $320 million, the net payment related to the dissolution of the global alliance with SRI of $271 million, common stock repurchases of $180 million and common stock dividends of $68 million. These decreases were partially offset by cash flows from operating activities of $1,687 million.
New Products
Globally, we launched 13 new consumer tires and 14 new commercial tires in 2015. Refer to “Item 1. Business” for a discussion of new tires launched in each of our business units.
Outlook
As of December 31, 2015, we deconsolidated the operations of our Venezuelan subsidiary. Our Venezuelan subsidiary contributed $119 million in segment operating income in 2015. The various outlook items summarized below exclude the impact of our Venezuelan operations in 2015 in order to provide greater clarity regarding our expectations with respect to the performance of our remaining businesses in 2016.
We expect that our full-year tire unit volume for 2016 will be up approximately 3% from 164.8 million tire units (excluding our Venezuelan subsidiary) in 2015, and for unabsorbed fixed overhead costs to be a benefit of approximately $50 million in 2016 compared to 2015. We also expect cost savings to more than offset general inflation in 2016. Based on current spot rates, we expect foreign currency translation to negatively affect segment operating income by approximately $45 million in 2016 compared to 2015.
Based on current raw material spot prices, for the full year of 2016, we expect our raw material costs will be approximately 9% lower than 2015, including raw material cost saving measures, and we expect the benefit of lower raw material costs to more than offset declines in price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible and to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
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
2015 Compared to 2014
Goodyear net income in 2015 was $307 million, compared to Goodyear net income of $2,452 million in 2014. Goodyear net income available to common shareholders in 2015 was $307 million, or $1.12 per share, compared to Goodyear net income available to common shareholders of $2,445 million, or $8.78 per share, in 2014. The decrease in Goodyear net income and Goodyear net income available to common shareholders in 2015 was primarily driven by an increase in income tax expense in 2015 following a tax benefit of $1,834 million in 2014, primarily due to the reversal of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2014. The $577 million after-tax loss on the deconsolidation of our Venezuelan subsidiary also negatively affected 2015 results. Partially offsetting these declines were improvements in segment operating income and Other (Income) Expense discussed below.

Net Sales
Net sales in 2015 of $16,443 million decreased $1,695 million, or 9%, compared to $18,138 million in 2014 due primarily to unfavorable foreign currency translation of $1,563 million, primarily in EMEA, lower sales in other tire-related businesses of $283 million, primarily related to a decrease in the price of third-party chemical sales in North America, and a decline in price and product mix of $83 million, primarily in Asia Pacific, as a result of the impact of lower raw material costs on pricing. Net sales were also negatively impacted by $73 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume of $308 million, primarily in Asia Pacific and EMEA. Consumer and commercial net sales in 2015 were $9,907 million and $3,342 million, respectively. Consumer and commercial net sales in 2014 were $10,510 million and $3,849 million, respectively.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2015	2014	% Change
Replacement Units
North America (U.S. and Canada)	43.1	43.0	0.2%
International	72.4	69.9	3.6%
Total	115.5	112.9	2.3%
OE Units
North America (U.S. and Canada)	18.5	18.1	2.2%
International	32.2	31.0	3.9%
Total	50.7	49.1	3.3%
Goodyear worldwide tire units	166.2	162.0	2.6%
The increase in worldwide tire unit sales of 4.2 million units, or 2.6%, compared to 2014, included an increase of 2.6 million replacement tire units, or 2.3%, primarily in Asia Pacific. OE units increased 1.6 million units, or 3.3%, primarily in Asia Pacific. The volume increases in Asia Pacific were primarily related to growth in China and India, and for replacement due to the fourth quarter acquisition of NGY in Japan in conjunction with the dissolution of the global alliance with SRI. Consumer and commercial unit sales in 2015 were 152.4 million and 12.4 million, respectively. Consumer and commercial unit sales in 2014 were 147.4 million and 12.6 million, respectively.
Cost of Goods Sold
Cost of goods sold (“CGS”) was $12,164 million in 2015, decreasing $1,742 million, or 12.5%, from $13,906 million in 2014. CGS was 74.0% of sales in 2015 compared to 76.7% of sales in 2014. CGS in 2015 decreased due to foreign currency translation of $1,160 million, primarily in EMEA, lower raw material costs of $594 million, primarily in North America and EMEA, lower costs in other tire-related businesses of $284 million, primarily related to lower raw material costs for third-party chemical sales in North America, and a benefit of $2 million ($2 million after-tax and minority) related to an indirect tax assessment in Latin America. These decreases were partially offset by higher tire volume of $234 million and higher conversion costs of $149 million due to inflation on wages and benefits and other costs. CGS in 2015 included pension expense of $85 million, excluding the pension settlement charges described below, which decreased from $123 million in 2014 due primarily to a full year benefit from the freezing of our hourly U.S. pension plans.
During 2015, we offered lump sum payments over a limited time to certain former employees in our U.S. pension plans. Payments of $190 million related to this offer were made from existing plan assets in the fourth quarter of 2015. As a result, total lump sum payments from these plans exceeded annual service and interest cost in 2015 and we recognized a pre-tax corporate pension settlement charge of $137 million ($86 million after-tax and minority) in the fourth quarter of 2015, including $88 million which was charged to CGS.
CGS in 2015 included accelerated depreciation of $8 million ($7 million after-tax and minority), primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA. Accelerated depreciation was $7 million ($5 million after-tax and minority) in 2014, which was primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit of the farm tire business in EMEA.

Selling, Administrative and General Expense
SAG was $2,614 million in 2015, decreasing $106 million, or 3.9%, from $2,720 million in 2014. SAG was 15.9% of sales in 2015, compared to 15.0% in 2014. The decrease in SAG was due to foreign currency translation of $258 million, primarily in EMEA, and favorable adjustments of $35 million in general and product liability reserves in North America due to claims experience, which was partially offset by the impact of inflation on wages and benefits and other costs. SAG in 2015 included transaction costs of $6 million ($4 million after-tax and minority) related to announced asset sales. SAG in 2015 included pension expense of $50 million, excluding pension settlement charges, compared to $52 million in 2014, primarily related to North America. SAG also included $49 million of the corporate pension settlement charge of $137 million recorded in the fourth quarter of 2015.
Rationalizations
We recorded net rationalization charges of $114 million in 2015 ($85 million after-tax and minority). Net rationalization charges include charges of $38 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans in 2015 for manufacturing and SAG headcount reductions in EMEA, North America and Latin America.
We recorded net rationalization charges of $95 million in 2014 ($66 million after-tax and minority). Net rationalization charges included charges of $74 million for associate severance and idle plant costs, partially offset by pension curtailment gains of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in 2014 primarily consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce SAG headcount.
Upon completion of the 2015 plans, we estimate that annual segment operating income will improve by approximately $66 million ($32 million CGS and $34 million SAG). The savings realized in 2015 from rationalization plans totaled $31 million ($14 million CGS and $17 million SAG) including $20 million primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit of the farm tire business in EMEA.
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $412 million in 2015, decreasing $16 million from $428 million in 2014. The decrease was due primarily to lower average debt balances of $6,101 million in 2015 compared to $6,765 million in 2014, partially offset by an increase in average interest rates to 6.75% in 2015 compared to 6.42% in 2014. Interest expense in 2014 was favorably impacted by $6 million related to interest recovered on the settlement of indirect tax claims in Latin America.
Loss on Deconsolidation of Venezuelan Subsidiary
Our wholly-owned subsidiary, C.A. Goodyear de Venezuela, manufactures, markets and distributes consumer and commercial tires throughout Venezuela. Evolving conditions in Venezuela, including currency exchange control regulations and continued reductions in access to U.S. dollars through official currency exchange mechanisms, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar fuerte and the U.S. dollar, and have restricted the ability of our Venezuelan subsidiary to pay dividends and royalties and to settle liabilities. This lack of currency exchangeability, combined with other operating restrictions, have significantly limited our Venezuelan subsidiary's ability to maintain normal production and control over its operations. As a result of these conditions, we concluded that effective as of December 31, 2015, we do not meet the accounting criteria for control over our Venezuelan subsidiary and began reporting the results of our Venezuelan subsidiary using the cost method of accounting. This change resulted in a pre-tax charge of $646 million ($577 after-tax) in the fourth quarter of 2015. Refer to the Note to the Consolidated Financial Statements No. 1, Accounting Policies.
Other (Income) Expense
Other Income in 2015 was $115 million, improving $417 million from Other Expense of $302 million in 2014. The improvement in Other (Income) Expense was due, in part, to 2015 royalty income of $192 million, increasing $157 million from $35 million of income in 2014. Royalty income in 2015 included a one-time pre-tax gain of $155 million ($99 million after-tax and minority) on the recognition of deferred royalty income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015. No further royalty income will be recognized under this agreement.
Other (Income) Expense also included net foreign currency exchange losses of $77 million in 2015, decreasing $162 million from $239 million in 2014. Net foreign currency exchange losses in 2014 included net losses of $200 million ($175 million after-tax and minority) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange also reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, including $34 million of losses in 2015 related to changes in the SICAD exchange rate in Venezuela. For further discussion on Venezuela, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Other (Income) Expense included a net benefit of $25 million from general and product liability — discontinued products in 2015, an improvement of $50 million from expense of $25 million in 2014. General and product liability — discontinued products in 2015 included a benefit of $25 million ($16 million after-tax and minority) for the recovery of past costs from one of our asbestos insurers and a benefit of $21 million for changes in assumptions related to probable insurance recoveries for asbestos claims in future periods.
Other (Income) Expense also included financing fees and financial instruments expense of $111 million in 2015, increasing $34 million from $77 million in 2014. Financing fees and financial instruments expense consists of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions. Financing fees in 2015 included a charge of $57 million ($35 million after-tax and minority) primarily related to a $41 million redemption premium and $14 million of expense for the write-off of deferred financing fees and unamortized discount related to the redemption of the $1.0 billion 8.25% senior notes due 2020.
Other (Income) Expense in 2015 also included net gains on asset sales of $71 million ($60 million after-tax and minority) compared to net gains on asset sales of $3 million ($4 million after-tax and minority) in 2014. Net gains on asset sales in 2015 included a net gain of $48 million ($38 million after-tax and minority) related to the dissolution of the global alliance with SRI and a gain of $30 million ($32 million after-tax and minority) on the sale of our investment in shares of SRI. Refer to the Note to the Consolidated Financial Statements No. 5, Dissolution of Global Alliance with Sumitomo Rubber Industries. Net gains on asset sales in 2015 also included losses of $14 million in EMEA, primarily related to the sales of certain sub-Saharan Africa retail businesses.
Other (Income) Expense in 2015 and 2014 included charges of $4 million ($4 million after-tax and minority) and $22 million ($22 million after-tax and minority), respectively, for labor claims related to a previously closed facility in Greece. Other (Income) Expense in 2014 also included charges of $16 million ($16 million after-tax and minority) related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa.
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other (Income) Expense.
Income Taxes
Income tax expense in 2015 was $232 million on income before income taxes of $608 million. For 2014, income tax benefit was $1,834 million on income before income taxes of $687 million. The increase in income taxes for 2015 compared to 2014 was primarily due to the reversal of the tax valuation allowance on our net U.S. deferred tax assets in the fourth quarter of 2014. Income tax expense for 2015 included discrete net tax benefits of $18 million ($18 million after minority interest), due primarily to a $9 million benefit from the conclusion of non-U.S. tax claims and an $8 million benefit from the release of a valuation allowance related to U.S. state deferred tax assets.
Income tax benefit in 2014 was favorably impacted by $1,980 million ($1,981 million after minority interest) of discrete tax adjustments, including a benefit of $2,179 million from the December 31, 2014 release of substantially all of the valuation allowance on our net U.S. deferred tax assets as discussed further below, partially offset by charges of $131 million to record deferred taxes on certain undistributed earnings of certain foreign subsidiaries. The 2014 income tax benefit also included charges of $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, a charge of $9 million to establish a valuation allowance on the net deferred tax assets of a Luxembourg subsidiary, and a charge of $11 million due to an enacted law change in Chile.
In 2015, in addition to the items noted above, the difference between our effective tax rate and the U.S. statutory rate was primarily due to certain of our foreign subsidiaries continuing to maintain a full valuation allowance against their net deferred tax assets, the realization of $55 million of U.S. tax credits as a result of certain subsidiary dividend payments and legislation enacted in the fourth quarter of 2015 and $69 million of tax benefits related to the deconsolidation of our Venezuelan subsidiary.
At December 31, 2015, our valuation allowance on certain of our U.S. Federal, state and local deferred tax assets was $98 million and our valuation allowance on our foreign deferred tax assets was $523 million.

Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. If recent positive evidence provided by the profitability in certain EMEA subsidiaries continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of these valuation allowances will exist within the next twelve months. This may result in a reduction of the valuation allowance and one-time tax benefit of up to $275 million ($275 million after minority interest).
For further information, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.
Minority Shareholders’ Net Income
Minority shareholders’ net income was $69 million in 2015 and 2014. Minority shareholders' net income no longer includes the minority interests of GDTNA and GDTE following the dissolution of our global alliance with SRI on October 1, 2015.
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

Cost of Goods Sold
CGS was $13,906 million in 2014, decreasing $1,516 million, or 9.8%, compared to $15,422 million in 2013. CGS was 76.7% of sales in 2014 compared to 78.9% of sales in 2013. CGS in 2014 decreased due to lower raw material costs of $553 million, primarily in EMEA and North America, lower costs in other tire-related businesses of $439 million, primarily in North America due to a decrease in the volume of third-party chemical sales, the effect of foreign currency translation which reduced costs by $420 million, primarily in Latin America, and lower conversion costs of $101 million. Conversion costs were favorably impacted by lower pension costs and lower under-absorbed fixed overhead costs of approximately $58 million. CGS in 2014 included pension expense of $123 million, excluding the pension curtailment and settlement charges described below, which decreased from $222 million in 2013, due primarily to lower amortization of actuarial losses resulting from 2013 actuarial gains related to our North American plans and the freeze of our hourly U.S. pension plans.
CGS in 2014 included a pension curtailment loss of $33 million ($32 million after-tax and minority) as a result of the accrual freeze to pension plans in North America and a pension settlement loss of $5 million ($4 million after-tax and minority) related to lump sum payments to settle certain liabilities for our U.K. pension plans. CGS in 2014 also included charges for accelerated depreciation of $7 million ($5 million after-tax and minority) compared to $23 million ($17 million after-tax and minority) in 2013, primarily related to the closure of one of our manufacturing facilities in Amiens, France. CGS in 2014 also included savings from rationalization plans of $66 million, of which $48 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit of the farm tire business in EMEA.
Selling, Administrative and General Expense
SAG was $2,720 million in 2014, decreasing $38 million, or 1.4%, compared to $2,758 million in 2013. SAG was 15.0% of sales in 2014, compared to 14.1% in 2013. The decrease in SAG was due to the effect of foreign currency translation that reduced costs by $74 million and lower incentive compensation costs of $35 million, partially offset by higher advertising and marketing costs of $28 million, primarily in EMEA, and inflationary cost increases in wages and benefits and other costs. SAG in 2014 included pension expense of $52 million, compared to $63 million in 2013, primarily related to North America. SAG in 2014 also included savings from rationalization plans of $18 million, of which $7 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit of the farm tire business in EMEA.
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
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other (Income) Expense.
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
Income tax benefit in 2014 was favorably impacted by $1,980 million ($1,981 million after minority interest) of discrete tax adjustments, including a benefit of $2,179 million from the December 31, 2014 release of substantially all of the valuation allowance on our net U.S. deferred tax assets as discussed further below, partially offset by charges of $131 million to record deferred taxes on certain undistributed earnings of certain foreign subsidiaries. The 2014 income tax benefit also included charges of $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, a charge of $9 million to establish a valuation allowance on the net deferred tax assets of a Luxembourg subsidiary, and a charge of $11 million due to an enacted law change in Chile. Income tax expense in 2013 included discrete net tax benefits of $43 million ($37 million after minority) due primarily to a $33 million benefit from special enterprise zone tax incentives in Poland and a $13 million benefit related to changes in enacted tax laws.
At January 1, 2014, our valuation allowance on our U.S. deferred tax assets was approximately $2,400 million. Since 2002, Goodyear had maintained a full valuation allowance on its U.S. net deferred tax asset position. In each reporting period we assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Through 2012, our history of U.S. operating losses limited the weight we applied to other subjective evidence such as our projections for future profitability. Before we changed our judgment on the need for a full valuation allowance, a sustained period of operating profitability was required.
At December 31, 2014, our U.S. operations were in a position of cumulative profits for the most recent three-year period. We concluded that as a consequence of our three-year cumulative profits, achieving full year profitability in 2013 and 2014, our successful completion of labor negotiations with the United Steelworkers in 2013, our full funding of our U.S. pension plans during 2013 and 2014, and our business plan for 2015 and beyond showing continued profitability, that it was more likely than not that a significant portion of our U.S. deferred tax assets would be realized. Accordingly, in the fourth quarter of 2014, we released substantially all of our valuation allowance on our net U.S. deferred tax assets, resulting in a $2,179 million benefit in our provision for income taxes.
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
Total segment operating income was $2,022 million in 2015, $1,712 million in 2014 and $1,580 million in 2013. Total segment operating margin (segment operating income divided by segment sales) in 2015 was 12.3%, compared to 9.4% in 2014 and 8.1% in 2013.
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
North America

	Year Ended December 31,
(In millions)	2015	2014	2013
Tire Units	61.6	61.1	61.7
Net Sales	$7,774	$8,085	$8,684
Operating Income	1,108	803	691
Operating Margin	14.3%	9.9%	8.0%

2015 Compared to 2014
North America unit sales in 2015 increased 0.5 million units, or 0.9%, to 61.6 million units. OE tire volume increased approximately 0.4 million units, or 2.5%, primarily in consumer, driven by new fitments. Replacement tire volume increased approximately 0.1 million units, or 0.3%, primarily in consumer.
Net sales in 2015 were $7,774 million, decreasing $311 million, or 3.8%, compared to $8,085 million in 2014. The decrease was due primarily to lower sales in our other tire-related businesses of $209 million, driven by a decrease in the price of third-party chemical sales. In addition, net sales decreased due to lower price and product mix of $104 million, driven by the impact of lower raw material costs on pricing and unfavorable foreign currency translation of $53 million. These decreases were partially offset by higher volume of $56 million.
Operating income in 2015 was $1,108 million, increasing $305 million, or 38.0%, from $803 million in 2014. The increase in operating income was due primarily to a decline in raw material costs of $328 million, which more than offset the effect of lower price and product mix of $38 million. Operating income was also positively impacted by lower conversion costs of $27 million driven by a decrease in pension expense, lower transportation costs of $17 million, and higher volume of $11 million. These increases were partially offset by higher SAG of $26 million due to increased advertising, incentive compensation and other costs, which more than offset lower general and product liability expenses, including favorable adjustments of $35 million due to claims experience, and unfavorable foreign currency translation of $22 million.
Operating income in 2015 excluded net pension settlement charges of $137 million, rationalization charges of $9 million, and net gains on asset sales of $1 million. Operating income in 2014 excluded net pension curtailment charges of $33 million, net gains on asset sales of $8 million and a net reversal of rationalization charges of $6 million.

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
Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2015	2014	2013
Tire Units	61.1	60.5	60.8
Net Sales	$5,115	$6,180	$6,567
Operating Income	435	438	298
Operating Margin	8.5%	7.1%	4.5%

2015 Compared to 2014
Europe, Middle East and Africa unit sales in 2015 increased 0.6 million units, or 1.0%, to 61.1 million units. OE tire volume increased 0.4 million units, or 2.5%, primarily related to increased industry demand. Replacement tire volume increased 0.2 million units, or 0.4%, primarily due to higher demand in Western Europe, which was partially offset by increased competition in lower-end consumer products in Eastern Europe and our decision to exit the farm tire business at the end of 2014.
Net sales in 2015 were $5,115 million, decreasing $1,065 million, or 17.2%, compared to $6,180 million in 2014. Net sales decreased due primarily to unfavorable foreign currency translation of $957 million, unfavorable price and product mix of $108 million, driven by the impact of lower raw material costs on pricing, and our exit from the farm tire business in the fourth quarter of 2014, which negatively impacted net sales by $73 million. These unfavorable items were partially offset by higher tire volume of $85 million.
Operating income in 2015 was $435 million, decreasing $3 million, or 0.7%, compared to $438 million in 2014. Operating income decreased primarily due to unfavorable foreign currency translation of $96 million and higher conversion costs of $2 million. The decrease in operating income was partially offset by a decline in raw material costs of $197 million, which more than offset the effect of lower price and product mix of $175 million, lower pension costs of $25 million and a decrease in SAG of $22 million, primarily driven by lower advertising expense. Operating income also benefited from higher volume of $21 million. Conversion costs and SAG included savings from rationalization plans of $14 million and $6 million, respectively, primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business.
Operating income in 2015 excluded net rationalization charges of $95 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and one of our Amiens, France manufacturing facilities, and charges for accelerated depreciation and asset write-offs of $8 million. Operating income in 2015 also excluded charges of $4 million related to labor claims with respect to a previously closed facility in Greece and net losses on asset sales of $14 million, primarily related to the sales of certain sub-Saharan Africa retail businesses. Operating income in 2014 excluded net rationalization charges of $89 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $22 million related to labor claims with respect to a previously closed facility in Greece, net losses on asset sales of $7 million, and charges for accelerated depreciation and asset write-offs of $7 million.
EMEA’s results are highly dependent upon Germany, which accounted for approximately 37% of EMEA’s net sales in 2015 and 2014. Accordingly, results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.
2014 Compared to 2013
Europe, Middle East and Africa unit sales in 2014 decreased 0.3 million units, or 0.5%, to 60.5 million units. Replacement tire volume decreased 0.5 million units, or 1.2%, while OE tire volume increased 0.2 million units, or 1.1%. These changes were primarily related to the consumer business. Decreased unit volumes in the consumer replacement business primarily reflect the negative impact of unusually warm weather on seasonal winter tire sales, challenging economic conditions and increased competition.
Net sales in 2014 were $6,180 million, decreasing $387 million, or 5.9%, compared to $6,567 million in 2013. Net sales decreased due primarily to unfavorable price and product mix of $240 million, driven by the impact of lower raw material costs on pricing. Net sales were also negatively impacted by unfavorable foreign currency translation of $113 million and lower tire volume of $39 million.
Operating income in 2014 was $438 million, increasing $140 million, or 47.0%, compared to $298 million in 2013. Operating income increased due primarily to a decline in raw material costs of $250 million, which more than offset the effect of lower price and product mix of $194 million. Operating income was also positively impacted by lower conversion costs of $81 million, net savings of $55 million from the closure of one of our Amiens, France manufacturing facilities and our exit from the farm tire business in 2014, and higher income from our other tire-related businesses of $11 million, primarily in our motorcycle business. Decreased conversion costs included lower under-absorbed overhead of $86 million resulting from higher production volumes. Operating income was negatively impacted by higher SAG of $37 million, driven primarily by higher advertising and marketing costs, lower tire volume of $21 million and a charge related to a commercial tire customer satisfaction program of $12 million. Conversion costs and SAG included net savings from rationalization plans of $8 million and $7 million, respectively.
Operating income in 2014 excluded net rationalization charges of $89 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $22 million related to labor claims with respect to a previously closed facility in Greece, net losses on asset sales of $7 million, and charges for accelerated depreciation and asset write-offs of $7 million. Operating income in 2013 excluded net rationalization charges of $26 million and charges for accelerated depreciation and asset write-offs of $23 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $6 million related to labor claims with respect to a previously closed facility in Greece, and net gains on asset sales of $1 million.
Asia Pacific

	Year Ended December 31,
(In millions)	2015	2014	2013
Tire Units	26.0	23.0	21.9
Net Sales	$1,958	$2,077	$2,226
Operating Income	319	301	308
Operating Margin	16.3%	14.5%	13.8%

2015 Compared to 2014
Asia Pacific unit sales in 2015 increased 3.0 million units, or 13.3%, to 26.0 million units. Replacement tire volume increased 1.6 million units, or 13.0%, primarily in the consumer business, due to the fourth quarter acquisition of NGY in Japan in conjunction with the dissolution of the global alliance with SRI. OE tire volume increased 1.4 million units, or 13.7%, primarily in the consumer business, which reflected growth in China and India, partially offset by a decline in Australia.
Net sales in 2015 were $1,958 million, decreasing $119 million, or 5.7%, from $2,077 million in 2014. Net sales decreased due to unfavorable foreign currency translation of $164 million, primarily related to the strong U.S. dollar against all Asian currencies, and lower price and product mix of $139 million, driven primarily by the impact of lower raw material costs on pricing. These decreases were partially offset by higher tire volume of $183 million.
Operating income in 2015 was $319 million, increasing $18 million, or 6.0%, from $301 million in 2014. The increase in operating income was due primarily to lower raw material costs of $114 million, which more than offset the effect of lower price and product mix of $102 million, higher volume of $45 million, lower conversion costs of $9 million, and higher income from other tire-related businesses of $2 million. These increases were partially offset by higher SAG of $32 million, driven by increased wages and benefits and advertising expenses, and unfavorable foreign currency translation of $21 million.
Operating income in 2015 excluded net gains on asset sales of $5 million and net rationalization charges of $4 million. Operating income in 2014 excluded net rationalization charges of $9 million, primarily in Australia.
Asia Pacific’s results are highly dependent upon Australia and China. Australia accounted for approximately 31% and 36% of Asia Pacific’s net sales in 2015 and 2014, respectively. China accounted for approximately 30% and 27% of Asia Pacific's net sales in 2015 and 2014, respectively. Accordingly, results of operations in Australia and China are expected to continue to have a significant impact on Asia Pacific's future performance.
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
Latin America

	Year Ended December 31,
(In millions)	2015	2014	2013
Tire Units	17.5	17.4	17.9
Net Sales	$1,596	$1,796	$2,063
Operating Income	160	170	283
Operating Margin	10.0%	9.5%	13.7%

2015 Compared to 2014
Latin America unit sales in 2015 increased 0.1 million units, or 0.1%, to 17.5 million units. Replacement tire volume increased 0.8 million units, or 5.6%, driven by our consumer business, as our volume improvement exceeded increased industry volumes. OE tire volume decreased 0.7 million units, or 18.4%, driven primarily by weaker OE vehicle production in Brazil.
Net sales in 2015 were $1,596 million, decreasing $200 million, or 11.1%, from $1,796 million in 2014. Net sales decreased due to unfavorable foreign currency translation of $389 million in all markets, and lower sales in other tire-related businesses of $62 million, primarily due to ceasing tire component sales to certain customers. These decreases were partially offset by improved price and product mix of $268 million, including a favorable shift from OE to replacement products.
Operating income in 2015 was $160 million, decreasing $10 million, or 5.9%, from $170 million in 2014. Operating income decreased due primarily to higher conversion costs of $183 million, driven by significant inflation on wages and benefits and other costs, primarily in Venezuela and Brazil, partially offset by lower under-absorbed fixed overhead costs of $8 million. Operating income was also negatively impacted by increased SAG of $34 million, driven by inflation including wages and benefits, increased transportation expenses of $12 million, higher research and development expenditures of $11 million, higher pension expenses of $7 million, unfavorable foreign currency translation of $6 million, net charges of $5 million for labor-related and indirect tax matters in Brazil and decreased profits in other-tire-related businesses of $2 million. These decreases were partially offset by improved price and product mix of $305 million, which more than offset the impact of higher raw material costs of $45 million, primarily related to Venezuela.
Operating income in 2015 excluded a net gain on asset sales of $1 million. Operating income in 2015 and 2014 excluded net rationalization charges of $6 million and $3 million, respectively. In addition, foreign currency exchange losses in 2014 of $200 million related to changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar were excluded from Latin America and total company segment operating income.
In 2014, on a consolidated basis, we recorded a net benefit of $5 million (net charge of $3 million after-tax), which included the recovery of interest of $16 million, of which $10 million is included in interest income in Other (Income) Expense and $6 million is included in Interest Expense, offset by a charge of $11 million in Latin America segment operating income related to indirect tax claims.
Latin America’s results are highly dependent upon Brazil, which accounted for 39% and 55% of Latin America’s net sales in 2015 and 2014, respectively. Venezuela also contributed a significant portion of Latin America’s sales and operating income in 2015 and 2014. Venezuela’s sales accounted for 33% and 16% of Latin America's net sales in 2015 and 2014, respectively. Venezuela contributed operating income of $119 million in 2015, increasing $59 million compared to 2014, due to improved price and product mix exceeding the effect of cost inflation. Excluding the favorable impact of results from our Venezuelan operations, Latin America’s operating income declined by $69 million in 2015, due primarily to the recessionary environment in Brazil driving lower OE volumes, which unfavorably impacted conversion costs, and to increased SAG.
Effective December 31, 2015, we concluded that we do not meet the accounting criteria for control over our Venezuelan subsidiary. We deconsolidated the operations of our Venezuelan subsidiary and began reporting their results using the cost method of accounting. In future reporting periods, our financial results will not include the operating results of our Venezuelan subsidiary. We will record income from sales of inventory or raw materials or from dividends or royalties to the extent cash is received from our Venezuelan subsidiary.
For further information regarding Venezuela refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” and the Note to the Consolidated Financial Statements No. 1, Accounting Policies.
2014 Compared to 2013
Latin America unit sales in 2014 decreased 0.5 million units, or 2.8%, to 17.4 million units. OE tire volume decreased 1.6 million units, or 28.8%, driven primarily by weaker consumer OE vehicle production in Brazil and our selective fitment strategy in the consumer OE business. Replacement tire volume increased 1.1 million units, or 8.9%, primarily in our consumer business driven by volume growth of 1.4 million units, or 13.7%, across Latin America, partially offset by a decline of 0.3 million units in Venezuela.
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
Operating income in 2014 was $170 million, decreasing $113 million, or 39.9%, from $283 million in 2013. Operating income decreased primarily due to higher conversion costs of $66 million, unfavorable foreign currency translation of $51 million, increased SAG of $26 million, increased costs of $18 million associated with the expansion of one of our Brazilian manufacturing facilities, lower tire volume of $14 million and charges of $11 million related to indirect tax claims. These decreases were partially offset by improved price and product mix of $61 million and lower raw material costs of $22 million. Conversion costs were negatively impacted by higher under-absorbed fixed overhead costs of $27 million due primarily to lower production volume in Venezuela and Brazil and overall inflation, including wages and benefits. The increase in SAG was due primarily to overall inflation, including wages and benefits, and higher system implementation costs. SAG included savings from rationalization plans of $5 million.
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
Operating income in 2014 and 2013 excluded net rationalization charges of $3 million and $4 million, respectively. In addition, foreign currency exchange losses in 2014 and 2013 of $200 million and $115 million, respectively, related to changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar and were excluded from Latin America and total company segment operating income.

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
General and Product Liability and Other Litigation.  We have recorded liabilities totaling $315 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2015. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.
A significant assumption in our estimated asbestos liability is the period over which the liability can be reasonably estimated, which we have determined to be the next ten year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $171 million at December 31, 2015.
We maintain certain primary and excess insurance coverage under coverage-in-place agreements, and also have additional excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery. This determination is based on consultation with our outside legal counsel and taking into consideration agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors.
As of December 31, 2015, we recorded a receivable related to asbestos claims of $117 million, and we expect that approximately 70% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $12 million was included in Current Assets as part of Accounts Receivable at December 31, 2015. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. The expected recovery percentage and related receivable from insurance carriers increased during 2015 due to current year activity leading to changes in assumptions for probable insurance recoveries in future periods. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $264 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2015. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $555 million at December 31, 2015.
We have determined our reporting units to be consistent with our operating segments comprised of four strategic business units: North America, Europe, Middle East and Africa, Asia Pacific and Latin America. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the various reporting units. No goodwill has been allocated to our Latin America reporting unit. There have been no changes to our reporting units or in the manner in which goodwill was allocated in 2015.
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
As a result of the length of time since the last quantitative assessment was performed for all reporting units, management elected to perform a quantitative assessment as of October 31, 2015, the date of our annual goodwill impairment testing.  Based upon the results of our analysis, there were no reporting units with goodwill that were at risk of failing the impairment test as the fair value of each reporting unit was determined to significantly exceed its respective carrying amount.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions.  At December 31, 2015, we had valuation allowances aggregating $621 million against certain of our U.S. Federal, state and local and foreign net deferred tax assets.
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
We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (tax loss carryforwards and tax credits) prior to their expiration. We consider tax planning strategies available to accelerate taxable amounts if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that in our judgment positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations, including those for transfer pricing. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize income tax benefits when, based on new information, we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, our results of operations and effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and lead to recognition of expense to the extent the settlement amount exceeds recorded liabilities, resulting in an increase in our effective tax rate in the period of resolution. To reduce our risk of an unfavorable transfer price settlement, the Company applies consistent transfer pricing policies and practices globally, supports pricing with economic studies and seeks advance pricing agreements and joint audits to the extent possible. A favorable tax settlement would be recognized as a reduction of expense to the extent the settlement amount is lower than recorded liabilities and, in the case of an income tax settlement, would result in a reduction in our effective tax rate in the period of resolution. We report interest and penalties related to uncertain income tax positions as income taxes.
For additional information regarding uncertain income tax positions and valuation allowances, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.

Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of $642 million and $288 million, respectively, at December 31, 2015. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

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
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 4.20% and 3.86%, respectively, at December 31, 2015, compared to 3.89% and 3.59%, respectively, at December 31, 2014. The increase in the discount rate at December 31, 2015 was due primarily to higher yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $238 million in 2015, compared to $256 million in 2014 and $243 million in 2013. Interest cost included in our worldwide net periodic other postretirement benefits cost was $15 million in 2015, compared to $19 million in 2014 and 2013.
Effective January 1, 2016, we changed the method we will use to determine the service and interest cost components of pension and other postretirement benefits' periodic cost for plans that utilize a yield curve approach. For 2015, we measured service and interest costs for plans that utilize a yield curve approach by using a single weighted average discount rate derived from the yield curve to measure the plan obligations. For 2016, we elected to measure service and interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We believe this new approach provides a more precise measurement of service and interest costs by aligning the timing of projected benefit cash flows to the corresponding rates on the yield curve. This change is expected to reduce our 2016 net periodic pension cost by approximately $50 million to $75 million compared to the previous method and does not affect the measurement of plan benefit obligations.

The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, and annual expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2015
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$297	$6

Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$6	$—
Health care cost trends — total cost	+/- 1.0%	2	—
Changes in general interest rates and corporate (AA or better) credit spreads impact our discount rate and thereby our U.S. pension benefit obligation. Our U.S. pension plans are invested in a portfolio of substantially all fixed income securities designed to offset the impact of future discount rate movements on liabilities for these plans. If corporate (AA or better) interest rates increase or decrease in parallel (i.e., across all maturities), the investment portfolio described above is designed to mitigate a substantial portion of the expected change in our U.S. pension benefit obligation. For example, if corporate (AA or better) interest rates increased or decreased by 0.50%, the actions described above would be expected to mitigate more than 85% of the expected change in our U.S. pension benefit obligation.
A significant portion of the net actuarial loss included in AOCL of $2,643 million in our U.S. pension plans as of December 31, 2015 is a result of declines in U.S. discount rates and plan asset losses that occurred prior to 2015, plus the impact of prior increases in estimated life expectancies. For purposes of determining our 2015 U.S. net periodic pension cost, we recognized $106 million of the net actuarial losses in 2015. We will recognize approximately $108 million of net actuarial losses in 2016. If our future experience is consistent with our assumptions as of December 31, 2015, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2016 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.
The actual rate of return on our U.S. pension fund was (2.1%), 12.8% and 2.6% in 2015, 2014 and 2013, respectively, as compared to the expected rate of 5.00%, 5.47% and 7.16% in 2015, 2014 and 2013, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
The weighted average amortization period for our U.S. pension plans is approximately 20 years.
Net periodic pension costs are recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2015, approximately 60% and 40% of net periodic pension costs are included in CGS and SAG, respectively, compared to approximately 70% and 30% in 2014 and 80% and 20% in 2013. The decrease in the net periodic pension costs in CGS is the result of overall lower net periodic pension costs in conjunction with the freezing of our hourly U.S. pension plans.
Although we experienced an increase in our U.S. discount rate at the end of 2015, a large portion of the net actuarial loss included in AOCL of $74 million in our worldwide other postretirement benefit plans as of December 31, 2015 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2015 worldwide net periodic other postretirement benefits cost, we recognized $7 million of net actuarial losses in 2015. We will recognize approximately $6 million of net actuarial losses in 2016. If our future experience is consistent with our assumptions as of December 31, 2015, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2016 before it begins to gradually decline.
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
Our 2014-2016 capital allocation plan, which we have periodically updated, is intended to increase shareholder value by investing in high-return growth capital projects, providing for returns to shareholders and strengthening our balance sheet. The updated capital allocation plan provides for:

•	Growth capital expenditures of approximately $900 million, including our new plant in San Luis Potosi, Mexico to capture growth in the Americas.

•	A quarterly cash dividend on our common stock of $0.07 per share beginning on December 1, 2015. The payout represents an annual rate of $0.25 per share for 2015 and $0.28 per share for 2016.

•	A share repurchase program that allows us to acquire up to $1.1 billion of our common stock.

•	Approximately $900 million of debt repayments and pension funding, further strengthening our leverage metrics and advancing our objective of achieving an investment grade credit rating.

•	Approximately $700 million of restructuring payments.
In May 2015, we amended and restated our European revolving credit facility. Significant changes to the facility included extending the maturity to May 12, 2020, increasing the available commitments thereunder from €400 million to €550 million, and decreasing the interest rate by 75 basis points and the annual commitment fee by 20 basis points. Amounts drawn under the facility now bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros, and undrawn amounts under the facility are subject to an annual commitment fee of 30 basis points.
In June 2015, we amended our U.S. second lien term loan facility to reduce the current interest rate by 100 basis points. As a result of the amendment, the term loan now bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points. On February 3, 2015, we repaid $200 million and on December 30, 2015 we repaid $400 million of the borrowings under this facility. Repayments are not able to be redrawn.
In November 2015, we issued $1.0 billion in aggregate principal amount of 5.125% senior notes due 2023. In December 2015, we used the proceeds of this offering, together with current cash and cash equivalents, to redeem in full our $1.0 billion 8.25% senior notes due 2020.
In December 2015, GDTE issued €250 million in aggregate principal amount of 3.75% senior notes due 2023. In January 2016, we used the proceeds of this offering, together with current cash and cash equivalents, to redeem in full GDTE's €250 million 6.75% senior notes due 2019.
On October 1, 2015, we completed the previously announced dissolution of the global alliance with SRI in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between us and SRI. As a result of the completion of certain of the transactions contemplated by the Framework Agreement, we paid to SRI a net amount of $271 million and delivered a promissory note to GDTNA in the initial principal amount of $56 million at an interest rate of LIBOR plus 0.1% and with a maturity date three years following the date of dissolution. Refer to "Item 1. Business - Dissolution of Global Alliance with Sumitomo Rubber Industries" for further information.
For further information on the other strategic initiatives we pursued in 2015, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
At December 31, 2015, we had $1,476 million in Cash and Cash Equivalents, compared to $2,161 million at December 31, 2014. The decrease in cash and cash equivalents of $685 million was primarily due to cash used for investing activities of $1,262 million, primarily related to capital expenditures of $983 million and the derecognition of $320 million of cash related to the deconsolidation of our Venezuelan subsidiary; cash used for financing activities of $985 million, primarily related to net debt repayments of $477 million, payments related to the dissolution of the global alliance with SRI of $271 million, common stock repurchases of $180 million and common stock dividends of $68 million; partially offset by cash flows from operating activities of $1,687 million, comprised of net income of $376 million, non-cash depreciation and amortization of $698 million and a non-cash charge of $646 million due to the deconsolidation of our Venezuelan subsidiary.

At December 31, 2015 and 2014 we had $2,676 million and $2,317 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2015	2014
First lien revolving credit facility	$1,149	$1,138
European revolving credit facility	598	485
Chinese credit facilities	66	—
Pan-European accounts receivable facility	151	—
Other domestic and international debt	294	277
Notes payable and overdrafts	418	417
	$2,676	$2,317
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
We expect our 2016 cash flow needs to include capital expenditures of approximately $1.0 billion to $1.1 billion. We also expect interest expense to range between $350 million and $375 million, dividends on our common stock to be $75 million, and contributions to our funded non-U.S. pension plans to be approximately $50 million to $75 million. We expect working capital to be a use of cash of approximately $50 million in 2016. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2016 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African and Argentinian subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2015, approximately $551 million of net assets, including $175 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.
Our wholly-owned subsidiary, C.A. Goodyear de Venezuela, manufactures, markets and distributes consumer and commercial tires throughout Venezuela. A substantial portion of the raw materials used in the production of the tires it manufactures, including natural and synthetic rubber, are imported from other Goodyear facilities and from third parties.  Certain finished tires are also imported from other Goodyear manufacturing facilities.  In addition, our Venezuelan subsidiary is a party to various service and licensing agreements with other Goodyear companies.
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

Through December 31, 2013, substantially all of our transactions in Venezuela were subject to the approval of the Commission for the Administration of Currency Exchange ("CADIVI"). In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace CADIVI. In addition, effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD”) rate, which was 12.0 and 13.5 bolivares fuertes to the U.S. dollar at December 31, 2014 and December 31, 2015, respectively.
We were required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. Therefore, we recorded net remeasurement losses of $200 million in 2014 on bolivar fuerte-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela, using the then-applicable SICAD rate.
During 2015, the official exchange rate for settling certain transactions, including imports of essential goods, remained at 6.3 bolivares fuertes to the U.S. dollar. Our Venezuelan subsidiary settled $21 million of U.S. dollar-denominated intercompany payables, primarily at the SICAD rate of 12.8 bolivares fuertes to the U.S. dollar in effect at the date of those settlements.
Evolving conditions in Venezuela, including currency exchange control regulations and continued reductions in access to U.S. dollars through official currency exchange mechanisms, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar fuerte and the U.S. dollar, and have restricted the ability of our Venezuelan subsidiary to pay dividends and royalties and to settle liabilities. This lack of currency exchangeability, combined with other operating restrictions, have significantly limited our Venezuelan subsidiary's ability to maintain normal production and control over its operations. We expect these conditions to continue for the foreseeable future.
As a result of these conditions, we concluded that effective as of December 31, 2015, we do not meet the accounting criteria for control over our Venezuelan subsidiary and began reporting the results of our Venezuelan subsidiary using the cost method of accounting. This change resulted in a pre-tax charge of $646 million in the fourth quarter of 2015. The pre-tax charge includes the derecognition of the carrying amounts of our Venezuelan subsidiary's assets and liabilities, including $320 million of Cash and Cash Equivalents, that are no longer reported in the Consolidated Balance Sheet as of December 31, 2015. The pre-tax charge also includes $248 million of foreign currency translation losses and pension losses previously included in AOCL in the Company’s Consolidated Balance Sheet. Following the deconsolidation, the remaining value of our investment in our Venezuelan subsidiary included in the Consolidated Balance Sheet is not significant.
In future reporting periods, our financial results will not include the operating results of our Venezuelan subsidiary. We will record income from sales of inventory or raw materials or from dividends or royalties to the extent cash is received from our Venezuelan subsidiary.
Cash Position
At December 31, 2015, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$513 million or 35% in Europe, Middle East and Africa, primarily Belgium ($517 million or 24% at December 31, 2014),

•	$415 million or 28% in Asia, primarily China, India and Australia ($462 million or 21% at December 31, 2014), and

•	$114 million or 8% in Latin America, primarily Brazil ($409 million or 19% at December 31, 2014, which primarily related to Venezuela and Brazil).
Operating Activities
Net cash provided by operating activities was $1,687 million in 2015, compared to $340 million in 2014 and $938 million in 2013. The increase in cash provided by operating activities in 2015 versus 2014 was primarily due to decreased pension contributions and direct payments of $1,235 million. In 2014, we made discretionary contributions of $907 million to fully fund our hourly U.S. pension plans.
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
Investing Activities
Net cash used in investing activities was $1,262 million in 2015, compared to $851 million in 2014 and $1,136 million in 2013. Capital expenditures were $983 million in 2015, compared to $923 million in 2014 and $1,168 million in 2013. Beyond expenditures required to sustain our facilities, capital expenditures in 2015 primarily related to the modernization and expansion of manufacturing capacity in the United States, Brazil, Germany and China and to the construction of a new manufacturing facility in Mexico. Capital expenditures in 2014 primarily related to the expansion of manufacturing capacity in the United States, Brazil, Germany and China and in 2013 primarily related to the expansion of manufacturing capacity in Japan, Brazil and Chile. Proceeds from asset sales were $62 million in 2015, primarily related to the sale of our investment in shares of SRI, compared to $18 million in 2014 and $25 million in 2013. In addition to the increase in capital expenditures noted above, the increase in cash used in investing activities in 2015 was primarily driven by a $320 million reduction in cash due to the deconsolidation of our Venezuelan subsidiary.
Financing Activities
Net cash used in financing activities was $985 million in 2015, compared to net cash used of $11 million in 2014 and net cash provided of $1,082 million in 2013. Financing activities in 2015 included net debt repayments of $477 million and a payment related to the dissolution of the global alliance with SRI of $271 million. Financing activities in 2014 included net borrowings of $309 million used to fund working capital needs and capital expenditures. Financing activities in 2013 included net borrowings of $1,143 million used to fully fund our frozen U.S. pension plans and for capital expenditures. In 2015, we paid dividends on our common stock of $68 million and repurchased $180 million of our common stock, as compared to dividend payments of $60 million and common stock share repurchases of $234 million in 2014.
Credit Sources
In aggregate, we had total credit arrangements of $8,699 million available at December 31, 2015, of which $2,676 million were unused, compared to $9,029 million available at December 31, 2014, of which $2,317 million were unused. At December 31, 2015, we had long term credit arrangements totaling $8,232 million, of which $2,258 million were unused, compared to $8,582 million and $1,900 million, respectively, at December 31, 2014. At December 31, 2015, we had short term committed and uncommitted credit arrangements totaling $467 million, of which $418 million were unused, compared to $447 million and $417 million, respectively, at December 31, 2014. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At December 31, 2015, we had $3,565 million of outstanding notes, compared to $3,318 million at December 31, 2014.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility bear interest at LIBOR plus 150 basis points, based on our current liquidity. Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2015, our borrowing base, and therefore our availability, under the facility was $536 million below the facility's stated amount of $2.0 billion.
At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility. At December 31, 2014, we had no borrowings and $377 million of letters of credit issued under the revolving credit facility.
$1.2 Billion Amended and Restated Second Lien Term Loan Facility due 2019
The term loan bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points. At December 31, 2015 and 2014, the amounts outstanding under this facility were $598 million and $1,196 million, respectively. On February 3, 2015, we repaid $200 million and on December 30, 2015 we repaid $400 million of the borrowings under this facility. Repayments are not able to be redrawn.
€550 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2020
Our amended and restated €550 million European revolving credit facility consists of (i) a €125 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH ("GDTG") and (ii) a €425 million all-borrower tranche that is available to GDTE, GDTG and Goodyear Dunlop Tires Operations S.A. Up to €150 million of swingline loans and €50 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under the facility will bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros.
At December 31, 2015 and 2014, we had no borrowings and no letters of credit issued under the European revolving credit facility.

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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2014 to October 15, 2015, the designated maximum amount of the facility was €380 million. For the period beginning October 16, 2015 to October 15, 2016, the designated maximum amount of the facility is €340 million.
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
At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $62 million (85 million Australian dollars) of funding. The terms of the facility provide the flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. At December 31, 2015, the amounts available and utilized under this program were $34 million and $19 million, respectively. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2015 and 2014. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2015 and 2014, the gross amount of receivables sold was $299 million and $365 million, respectively.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. Agreements for such supplier financing programs totaled up to $500 million at December 31, 2015 and 2014.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.

Covenant Compliance
Our first and second lien credit facilities and some of the indentures governing our notes contain certain covenants that, among other things, limit our ability to incur additional debt or issue redeemable preferred stock, pay dividends, repurchase shares or make certain other restricted payments or investments, incur liens, sell assets, incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, enter into affiliate transactions, engage in sale and leaseback transactions, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. Our first and second lien credit facilities and the indentures governing our notes also have customary defaults, including cross-defaults to material indebtedness of Goodyear and its subsidiaries.
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2015, our availability under this facility of $1,149 million, plus our Available Cash of $424 million, totaled $1,573 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2015, we were in compliance with this financial covenant.
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
As of December 31, 2015, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
The terms “Available Cash,” “EBITDA,” “Consolidated Interest Expense,” “Consolidated Net Secured Indebtedness,” “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the respective credit facilities.

Potential Future Financings
In addition to our previous financing activities, we may seek to undertake additional financing actions that could include restructuring bank debt or capital markets transactions, possibly including the issuance of additional debt or equity. Given the challenges that we face and the uncertainties of the market conditions, access to the capital markets cannot be assured.
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
During 2014 and 2013, we paid cash dividends of $15 million and $29 million, respectively, on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion of shares into common stock on April 1, 2014.
During 2015, 2014 and 2013 we paid cash dividends of $68 million, $60 million and $12 million, respectively, on our common stock. On January 15, 2016, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.07 per share of our common stock, or approximately $19 million in the aggregate. The cash dividend will be paid on March 1, 2016 to stockholders of record as of the close of business of February 1, 2016. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2015, we repurchased 5,571,909 shares at an average price, including commissions, of $32.32 per share, or $180 million in the aggregate. Since 2013, we repurchased 14,507,718 shares at an average price, including commissions, of $28.49 per share, or $413 million in the aggregate.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2015:

(In millions)	Total	2016	2017	2018	2019	2020	Beyond 2020
Debt Obligations(1)	$5,708	$628	$422	$279	$867	$324	$3,188
Capital Lease Obligations(2)	48	8	8	5	2	1	24
Interest Payments(3)	1,986	341	305	275	248	230	587
Operating Leases(4)	1,163	279	215	158	118	94	299
Pension Benefits(5)	425	100	100	75	75	75	N/A
Other Postretirement Benefits(6)	212	24	24	23	22	21	98
Workers’ Compensation(7)	338	54	38	28	22	18	178
Binding Commitments(8)	4,587	1,426	1,000	819	660	135	547
Uncertain Income Tax Positions(9)	13	4	3	5	—	—	1
	$14,480	$2,864	$2,115	$1,667	$2,014	$898	$4,922

(1)	Debt obligations include Notes Payable and Overdrafts.

(2)	The minimum lease payments for capital lease obligations are $80 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $26 million, $17 million, $10 million, $6 million, $3 million and $7 million in each of the periods above, respectively, for a total of $69 million. Payments, net of minimum sublease rentals, total $1,094 million. The present value of the net operating lease payments is $886 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2015. Although subject to change, the amounts set forth in the table represent the midpoint of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

We made significant contributions to fully fund our U.S. pension plans in 2013 and 2014. We have no minimum funding requirements for our funded U.S. pension plans under current ERISA law or the provisions of our USW collective bargaining agreement, which requires us to maintain an annual ERISA funded status for the hourly U.S. pension plan of at least 97%.
Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with asset returns from our fixed income portfolio, and any changes to ERISA law. For further information on the U.S. pension investment strategy, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — Pension and Benefits" and the Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans.
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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $264 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2015.

(9)
These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2015. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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
In addition, pursuant to certain long term agreements, we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels. These contingent contractual obligations, the amounts of which cannot be estimated, are not included in the table above.
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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $49 million at December 31, 2015. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
We concluded that effective as of December 31, 2015, we do not meet the accounting criteria for control of our Venezuelan subsidiary, and its assets and liabilities are no longer reported in the Consolidated Balance Sheet as of December 31, 2015. Subsequent to its deconsolidation, we maintained a variable interest in our Venezuelan subsidiary. Our exposure to future losses resulting from our Venezuelan subsidiary is limited to the extent that we decide to provide raw materials or finished goods to, or make future investments in, our Venezuelan subsidiary. For further information, refer to the Note the the Consolidated Financial Statements No. 1, Accounting Policies.
FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Annual Report on Form 10-K (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

•	if we do not successfully implement our strategic initiatives, our operating results, financial condition and liquidity may be materially adversely affected;

•	we face significant global competition and our market share could decline;

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

•
any failure to be in compliance with any material provision or covenant of our debt instruments, or a material reduction in the borrowing base under our revolving credit facility, could have a material adverse effect on our liquidity and operations;

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

•
we may be adversely affected by any disruption in, or failure of, our information technology systems due to computer viruses, unauthorized access, cyber attack, natural disasters or other similar disruptions;

•if we are unable to attract and retain key personnel, our business could be materially adversely affected; and

•
we may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.

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
Commodity Price Risk
The raw materials costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are oil-based derivatives, the cost of which may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power, expanding our capabilities to substitute lower-cost raw materials and reducing the amount of material required in each tire.

Interest Rate Risk
We carefully monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2015, 31% of our debt was at variable interest rates averaging 6.55% compared to 42% at an average rate of 5.78% at December 31, 2014.
The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2015	2014
Carrying amount — liability	$3,890	$3,680
Fair value — liability	4,065	3,773
Pro forma fair value — liability	4,170	3,889
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
The following table presents foreign currency derivative information at December 31:

(In millions)	2015	2014
Fair value — asset (liability)	$4	$26
Pro forma decrease in fair value	(108)	(83)
Contract maturities	1/16 - 12/16	1/15 - 12/15
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2015	2014
Asset (liability):
Accounts Receivable	$15	$30
Other Current Liabilities	(11)	(4)
For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	52
Report of Independent Registered Public Accounting Firm	53
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2015	54
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2015	55
Consolidated Balance Sheets at December 31, 2015 and December 31, 2014	56
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2015	57
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2015	61
Notes to Consolidated Financial Statements	62
Supplementary Data (unaudited)	117
Financial Statement Schedules:
The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II — Valuation and Qualifying Accounts	FS-2

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2015 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.
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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 9, 2016

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2015	2014	2013
Net Sales	$16,443	$18,138	$19,540
Cost of Goods Sold	12,164	13,906	15,422
Selling, Administrative and General Expense	2,614	2,720	2,758
Rationalizations (Note 2)	114	95	58
Interest Expense (Note 3)	412	428	392
Loss on Deconsolidation of Venezuelan Subsidiary (Note 1)	646	—	—
Other (Income) Expense (Note 4)	(115)	302	97
Income before Income Taxes	608	687	813
United States and Foreign Tax (Benefit) Expense (Note 6)	232	(1,834)	138
Net Income	376	2,521	675
Less: Minority Shareholders’ Net Income	69	69	46
Goodyear Net Income	307	2,452	629
Less: Preferred Stock Dividends	—	7	29
Goodyear Net Income available to Common Shareholders	$307	$2,445	$600
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$1.14	$9.13	$2.44
Weighted Average Shares Outstanding (Note 7)	269	268	246
Diluted	$1.12	$8.78	$2.28
Weighted Average Shares Outstanding (Note 7)	273	279	277

Cash Dividends Declared Per Common Share	$0.25	$0.22	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2015	2014	2013
Net Income	$376	$2,521	$675
Other Comprehensive Income (Loss):
Foreign currency translation net of tax of $(52) in 2015 ($(46) in 2014, $0 in 2013)	(315)	(298)	(151)
Reclassification adjustment for amounts recognized in income net of tax of $0 in all periods	16	3	1
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost net of tax of $34 in 2015 ($36 in 2014, $10 in 2013)	69	79	232
Decrease (Increase) in net actuarial losses net of tax of $(19) in 2015 ($(135) in 2014, $34 in 2013)	(68)	(82)	519
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $67 in 2015 ($13 in 2014, $1 in 2013)	259	35	2
Prior service credit (cost) from plan amendments net of tax of $0 in in all periods	—	—	31
Deferred derivative gains (losses) net of tax of $3 in 2015 ($1 in 2014, $1 in 2013)	17	16	1
Reclassification adjustment for amounts recognized in income net of tax $(3) in 2015 ($(1) in 2014, $0 in 2013)	(25)	1	2
Unrealized investment gains net of tax of $(2) in 2015 ($1 in 2014, $0 in 2013)	(4)	2	8
Reclassification adjustment for amounts recognized in income net of tax $2 in 2015 ($0 in 2014, $0 in 2013)	(32)	—	—
Deconsolidation of Venezuelan subsidiary net of tax of $0 (Notes 1 and 21)	248	—	—
Other Comprehensive Income (Loss)	165	(244)	645
Comprehensive Income (Loss)	541	2,277	1,320
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	6	20	78
Goodyear Comprehensive Income (Loss)	$535	$2,257	$1,242
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2015	2014
Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,476	$2,161
Accounts Receivable (Note 9)	2,033	2,126
Inventories (Note 10)	2,464	2,671
Prepaid Expenses and Other Current Assets	168	201
Total Current Assets	6,141	7,159
Goodwill (Note 11)	555	601
Intangible Assets (Note 11)	138	138
Deferred Income Taxes (Note 6)	2,141	2,253
Other Assets (Note 12)	687	740
Property, Plant and Equipment (Note 13)	6,777	7,153
Total Assets	$16,439	$18,044
Liabilities
Current Liabilities:
Accounts Payable-Trade	$2,769	$2,878
Compensation and Benefits (Notes 17 and 18)	666	724
Other Current Liabilities	886	950
Notes Payable and Overdrafts (Note 15)	49	30
Long Term Debt and Capital Leases due Within One Year (Note 15)	587	148
Total Current Liabilities	4,957	4,730
Long Term Debt and Capital Leases (Note 15)	5,120	6,216
Compensation and Benefits (Notes 17 and 18)	1,468	1,676
Deferred Income Taxes (Note 6)	91	90
Other Long Term Liabilities	661	905
Total Liabilities	12,297	13,617
Commitments and Contingent Liabilities (Note 19)
Minority Shareholders’ Equity (Note 1)	—	582
Shareholders’ Equity
Goodyear Shareholders’ Equity
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 267 million (269 million in 2014)	267	269
Capital Surplus	3,093	3,141
Retained Earnings	4,570	4,331
Accumulated Other Comprehensive Loss (Note 21)	(4,010)	(4,131)
Goodyear Shareholders’ Equity	3,920	3,610
Minority Shareholders’ Equity — Nonredeemable	222	235
Total Shareholders’ Equity	4,142	3,845
Total Liabilities and Shareholders’ Equity	$16,439	$18,044
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2012 as reported
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,370	$(4,560)	$370	$255	$625
Adjustment to fair value method for Canadian pension assets (Note 1)						(12)	12
Balance at December 31, 2012 as restated
(after deducting 5,648,930 common treasury shares)	10,000,000	$500	245,240,762	$245	$2,815	$1,358	$(4,548)	$370	$255	$625
Comprehensive income (loss):
Net income						629		629	45	674
Foreign currency translation (net of tax of $0)							(153)	(153)	(21)	(174)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							1	1		1
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost (net of tax of $9)							224	224		224
Decrease in net actuarial losses (net of tax of $33)							498	498		498
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $1)							2	2		2
Prior service credit from plan amendments (net of tax of $0)							30	30		30
Deferred derivative gains (net of tax of $1)							1	1		1
Reclassification adjustment for amounts recognized in income (net of tax of $0)							2	2		2
Unrealized investment gains (net of tax of $0)							8	8		8
Other comprehensive income (loss)								613	(21)	592
Total comprehensive income (loss)								1,242	24	1,266
Purchase of subsidiary shares from minority interest					(2)			(2)	(2)	(4)
Dividends declared to minority shareholders									(11)	(11)
Stock-based compensation plans					15			15		15
Dividends declared (Note 20)						(41)		(41)		(41)
Common stock issued from treasury (Note 18)			2,512,267	3	19			22		22
Other									(4)	(4)
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,946	$(3,935)	$1,606	$262	$1,868
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,946	$(3,935)	$1,606	$262	$1,868
Comprehensive income (loss):
Net income						2,452		2,452	23	2,475
Foreign currency translation (net of tax of $(46))							(206)	(206)	(18)	(224)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							3	3		3
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $36)							74	74		74
Increase in net actuarial losses (net of tax of $(129))							(112)	(112)		(112)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $13)							31	31		31
Deferred derivative gains (net of tax of $1)							13	13		13
Unrealized investment gains (net of tax of $1)							2	2		2
Other comprehensive income (loss)								(195)	(18)	(213)
Total comprehensive income (loss)								2,257	5	2,262
Purchase of subsidiary shares from minority interest					(4)		(1)	(5)	(16)	(21)
Dividends declared to minority shareholders									(16)	(16)
Stock-based compensation plans					20			20		20
Repurchase of common stock (Note 20)			(8,955,107)	(9)	(225)			(234)		(234)
Dividends declared (Note 20)						(67)		(67)		(67)
Common stock issued from treasury (Note 18)			3,111,843	2	31			33		33
Preferred stock conversion	(10,000,000)	(500)	27,573,735	28	472					—
Balance at December 31, 2014
(after deducting 8,979,927 common treasury shares)	—	$—	269,483,500	$269	$3,141	$4,331	$(4,131)	$3,610	$235	$3,845
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2014
(after deducting 8,979,927 common treasury shares)	269,483,500	$269	$3,141	$4,331	$(4,131)	$3,610	$235	$3,845
Comprehensive income (loss):
Net income				307		307	22	329
Foreign currency translation (net of tax of $(52))					(251)	(251)	(26)	(277)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					16	16		16
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $34)					66	66		66
Increase in net actuarial losses (net of tax of $(19))					(68)	(68)		(68)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $67)					259	259		259
Deferred derivative gains (net of tax of $3)					15	15		15
Reclassification adjustment for amounts recognized in income (net of tax of $(3))					(21)	(21)		(21)
Unrealized investment gains (losses) (net of tax of $(2))					(4)	(4)		(4)
Reclassification adjustment for amounts recognized in income (net of tax of $2)					(32)	(32)		(32)
Deconsolidation of Venezuelan subsidiary (net of tax of $0) (Notes 1 and 21)					248	248		248
Other comprehensive income (loss)						228	(26)	202
Total comprehensive income (loss)						535	(4)	531
Purchase of subsidiary shares from minority interest (Note 5)			60		(107)	(47)	—	(47)
Dividends declared to minority shareholders							(9)	(9)
Stock-based compensation plans			19			19		19
Repurchase of common stock (Note 20)	(5,647,429)	(5)	(175)			(180)		(180)
Dividends declared (Note 20)				(68)		(68)		(68)
Common stock issued from treasury (Note 18)	3,181,911	3	48			51		51
Balance at December 31, 2015
(after deducting 11,445,445 common treasury shares)	267,017,982	$267	$3,093	$4,570	$(4,010)	$3,920	$222	$4,142
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2015	2014	2013
Balance at beginning of year	$582	$577	$534
Comprehensive income (loss):
Net income (loss)	47	46	1
Foreign currency translation (net of tax of $0 in all periods)	(38)	(74)	23
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost net of tax of $0 in 2015 ($0 in 2014, $1 in 2013)	3	5	8
Decrease (increase) in net actuarial losses net of tax of $0 in 2015 ($(6) in 2014, $1 in 2013)	—	30	21
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $0 in all periods)	—	4	—
Prior service credit (cost) from defined benefit plan amendment (net of tax of $0 in all periods)	—	—	1
Deferred derivative gains (losses) (net of tax of $0 in all periods)	2	3	—
Reclassification adjustment for amounts recognized in income net of tax of $0 in 2015 ($(1) in 2014, $0 in 2013)	(4)	1	—
Other comprehensive income (loss)	(37)	(31)	53
Total comprehensive income (loss)	10	15	54
Dividends declared to minority shareholders	—	(10)	(11)
Dissolution of global alliance (Note 5)	(592)	—	—
Balance at end of year	$—	$582	$577

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net Income	$376	$2,521	$675
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	698	732	722
Amortization and Write-Off of Debt Issuance Costs	23	14	18
Provision for Deferred Income Taxes	79	(1,970)	(34)
Loss on Deconsolidation of Venezuelan Subsidiary (Note 1)	646	—	—
Net Pension Curtailments and Settlements (Note 17)	139	39	—
Net Rationalization Charges (Note 2)	114	95	58
Rationalization Payments	(144)	(226)	(72)
Net Gains on Asset Sales (Note 4)	(71)	(3)	(8)
Pension Contributions and Direct Payments	(103)	(1,338)	(1,162)
Net Venezuela Currency Loss (Note 4)	—	200	115
Gain on Recognition of Deferred Royalty Revenue (Note 4)	(155)	—	—
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(31)	75	79
Inventories	(89)	(35)	366
Accounts Payable — Trade	78	(41)	(30)
Compensation and Benefits	66	223	243
Other Current Liabilities	(28)	(40)	(28)
Other Assets and Liabilities	89	94	(4)
Total Cash Flows from Operating Activities	1,687	340	938
Cash Flows from Investing Activities:
Capital Expenditures	(983)	(923)	(1,168)
Asset Dispositions (Note 4)	62	18	25
Decrease in Cash Due to Deconsolidation of Venezuelan Subsidiary (Note 1)	(320)	—	—
(Increase) Decrease in Restricted Cash	(6)	5	14
Short Term Securities Acquired	(77)	(72)	(105)
Short Term Securities Redeemed	69	95	89
Other Transactions (Note 12)	(7)	26	9
Total Cash Flows from Investing Activities	(1,262)	(851)	(1,136)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	103	46	31
Short Term Debt and Overdrafts Paid	(84)	(24)	(120)
Long Term Debt Incurred	2,819	1,842	1,913
Long Term Debt Paid	(3,315)	(1,555)	(681)
Common Stock Issued (Note 18)	53	39	26
Common Stock Repurchased (Note 20)	(180)	(234)	(4)
Common Stock Dividends Paid (Note 20)	(68)	(60)	(12)
Preferred Stock Dividends Paid (Note 20)	—	(15)	(29)
Transactions with Minority Interests in Subsidiaries	(9)	(49)	(26)
Debt Related Costs and Other Transactions	(33)	(1)	(16)
Dissolution of Global Alliance (Note 5)	(271)	—	—
Total Cash Flows from Financing Activities	(985)	(11)	1,082
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(125)	(313)	(169)
Net Change in Cash and Cash Equivalents	(685)	(835)	715
Cash and Cash Equivalents at Beginning of the Year	2,161	2,996	2,281
Cash and Cash Equivalents at End of the Year	$1,476	$2,161	$2,996
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies
A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update with new guidance on simplifying the presentation of deferred income taxes that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. We adopted the standards update effective October 1, 2015, electing to apply it retrospectively to all periods presented.  The adoption of this standards update affects balance sheet presentation, and as of December 31, 2014 it resulted in an increase in noncurrent deferred income tax assets of $500 million, a reduction of current deferred income tax assets of $565 million, a reduction of noncurrent deferred income tax liabilities of $60 million and a reduction of current deferred income tax liabilities of $5 million.
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
Recently Issued Accounting Standards
In September 2015, the FASB issued an accounting standards update with new guidance that eliminates the requirement in a business combination to restate prior period financial statements for measurement period adjustments. Instead, measurement period adjustments will be recognized in the reporting period in which the adjustment is identified. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015. The amendments should be applied prospectively to measurement period adjustments that occur after the effective date of this update with early adoption permitted for financial statements that have not been issued. We will adopt this standards update as required and recognize any such future adjustments accordingly.
In July 2015, the FASB issued an accounting standards update with new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of adopting this standards update on our consolidated financial statements.
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
In April 2015, the FASB issued an accounting standards update with new guidance on the presentation of debt issuance costs that requires all costs incurred to issue debt to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued an accounting standards update that allows debt issuance costs incurred in connection with line of credit arrangements to be presented as an asset. The standards updates are effective for fiscal years and interim periods beginning after December 15, 2015 on a retrospective basis, with early adoption permitted. The adoption of these standards updates affects presentation only and is not expected to have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We are currently evaluating our significant contracts and assessing any impact of adopting this standards update on our consolidated financial statements.
Other
We were a party to shareholder agreements concerning certain of our less-than-wholly-owned consolidated subsidiaries. Under the terms of certain of these agreements, the minority shareholders had the right to require us to purchase their ownership interests in the respective subsidiaries if there was a change in control of the Company, a bankruptcy of the Company, or other circumstances. Accordingly, we have reported the minority equity in those subsidiaries outside of shareholders’ equity. On October 1, 2015, we completed the dissolution of our global alliance with Sumitomo Rubber Industries, Ltd. ("SRI"). Refer to Note 5.
During the fourth quarter of 2015, the value of pension assets used in the calculation of pension expense for our Canadian plans was changed from market-related value to fair value. This change is considered preferable because it better reflects recent gains or losses from pension assets in pension expense. As a result, all of our pension plans now use fair value in the calculation of pension expense. The change to the fair value method for these plans was retrospectively applied by restating all periods presented. The impact on the consolidated financial statements for the prior periods presented was insignificant.
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
Deconsolidation of Venezuelan Subsidiary
Our wholly-owned subsidiary, C.A. Goodyear de Venezuela, manufactures, markets and distributes consumer and commercial tires throughout Venezuela. Evolving conditions in Venezuela, including currency exchange control regulations and continued reductions in access to U.S. dollars through official currency exchange mechanisms, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar fuerte and the U.S. dollar, and have restricted the ability of our Venezuelan subsidiary to pay dividends and royalties and to settle liabilities. These currency exchange regulations, combined with other government regulations such as price and profit margin controls and strict labor laws, have increasingly limited our ability to make and execute operational decisions at our Venezuelan subsidiary. This lack of currency exchangeability, combined with these other operating restrictions, have significantly limited our Venezuelan subsidiary's ability to maintain normal production and control over its operations. We expect these conditions to continue for the foreseeable future.
As a result of these conditions, we concluded that effective as of December 31, 2015, we do not meet the accounting criteria for control over our Venezuelan subsidiary and began reporting the results of our Venezuelan subsidiary using the cost method of accounting. This change resulted in a pre-tax charge of $646 million in the fourth quarter of 2015. The pre-tax charge includes the derecognition of the carrying amounts of our Venezuelan subsidiary's assets and liabilities, including $320 million of Cash and Cash Equivalents, that are no longer reported in the Consolidated Balance Sheet as of December 31, 2015. The pre-tax charge also includes $248 million of foreign currency translation losses and pension losses previously included in Accumulated Other Comprehensive Loss ("AOCL") in the Company’s Consolidated Balance Sheet. We have determined the fair value of our investment in, and receivables from, our Venezuelan subsidiary to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods.
In future reporting periods, our financial results will not include the operating results of our Venezuelan subsidiary. We will record income from sales of inventory and raw materials or from dividends or royalties to the extent cash is received from our Venezuelan subsidiary. Our exposure to future losses resulting from our Venezuelan subsidiary is limited to the extent that we decide to provide raw materials or finished goods to, or make future investments in, our Venezuelan subsidiary.

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
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $382 million, $399 million and $390 million in 2015, 2014 and 2013, respectively.
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
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

our cooperative advertising programs with dealers and franchisees, were $385 million, $430 million and $408 million in 2015, 2014 and 2013, respectively.
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
Income Taxes
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between carrying values of assets and liabilities for financial reporting purposes and such carrying values as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required and we report related interest and penalties as income taxes. Refer to Note 6.
Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade-rated counterparties. At December 31, 2015, our cash investments with any single counterparty did not exceed $306 million.
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
Customer prepayments for products and government grants received that are related to operations are reported as operating activities. Government grants received that are solely related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of capital leases of $3 million, $12 million and $19 million originating in the years ended December 31, 2015, 2014 and 2013, respectively, and net of capitalized costs related to the Global and North America Headquarters facility and parking deck of $18 million for the year ended December 31, 2013. Cash flows from investing activities in 2015 exclude $254 million of accrued capital expenditures remaining unpaid at December 31, 2015, and include payment for $212 million of capital expenditures that were accrued and unpaid at December 31, 2014.
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2015, approximately $551 million of net assets were subject to such regulations or limitations.
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
Investments
Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in AOCL, net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 12 and 21.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are solely related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $697 million, $730 million and $719 million in 2015, 2014 and 2013, respectively. Refer to Notes 3 and 13.
Foreign Currency Translation
The functional currency for most subsidiaries outside the United States is the local currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. The U.S. dollar is used as the functional currency in countries with a history of high inflation and in countries that predominantly sell into the U.S. dollar export market. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in Other (Income) Expense. Translation adjustments are recorded in AOCL. Income taxes are generally not provided for foreign currency translation adjustments.
Derivative Financial Instruments and Hedging Activities
To qualify for hedge accounting, hedging instruments must be designated as hedges and meet defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.
Derivative contracts are reported at fair value on the Consolidated Balance Sheets as Accounts Receivable or Other Current Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded net of tax in AOCL. Ineffectiveness in hedging relationships is recorded in Other (Income) Expense in the current period.
Interest Rate Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income as Interest Expense in the same period that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges are recognized in income in the current period as Interest Expense. Gains and losses on contracts with no hedging designation are recorded in the current period in Other (Income) Expense.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges, excluding premiums and discounts, are recorded in Other Expense in the current period. Gains and losses on contracts with no hedging designation are also recorded in Other Expense in the current period. We do not include premiums or discounts on forward currency contracts in our assessment of hedge effectiveness. Premiums and discounts on contracts designated as hedges are recognized in Other (Income) Expense over the life of the contract.
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
Termination of Contracts — Gains and losses (including deferred gains and losses in AOCL) are recognized in Other (Income) Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or to Other Expense over the remaining life of that position. Gains and losses on contracts that we temporarily continue to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in Other (Income) Expense. Refer to Note 15.
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
Derivative Financial Instruments
Exchange-traded derivative financial instruments that are valued using quoted prices would be classified within Level 1 of the valuation hierarchy. Derivative financial instruments valued using internally-developed models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Derivative financial instruments that are valued based upon models with significant unobservable market parameters, and that are normally traded less actively, would be classified within Level 3 of the valuation hierarchy. Refer to Notes 15 and 16.
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
The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-related Costs	Other Costs	Total
Balance at December 31, 2012	$229	$23	$252
2013 charges	58	17	75
Incurred, Net of Foreign Currency Translation of $7 million and $0 million, respectively	(42)	(31)	(73)
Reversed to the Statement of Operations	(13)	(4)	(17)
Balance at December 31, 2013	$232	$5	$237
2014 charges (1)	76	52	128
Incurred, Net of Foreign Currency Translation of $(18) million and $0 million, respectively (2)	(186)	(49)	(235)
Reversed to the Statement of Operations	(5)	(6)	(11)
Balance at December 31, 2014	$117	$2	$119
2015 charges (1)	86	30	116
Incurred, Net of Foreign Currency Translation of $(12) million and $0 million, respectively (2)	(106)	(25)	(131)
Reversed to the Statement of Operations	(1)	—	(1)
Balance at December 31, 2015	$96	$7	$103
(1)    Charges in 2015 of $116 million exclude $1 million, and charges in 2014 of $128 million exclude $22 million, of pension     curtailment gains recorded in Rationalizations in the Statement of Operations.
(2)    Incurred in 2015 of $131 million excludes $25 million, and incurred in 2014 of $235 million excludes $20 million, of         rationalization payments for labor claims relating to a previously closed facility in Greece.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant rationalization actions initiated in 2015 included a plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for SAG headcount reductions in EMEA, North America and Latin America.
The accrual balance of $103 million at December 31, 2015 is expected to be substantially utilized within the next 12 months and includes $36 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA, as well as $27 million related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France.
The net rationalization charges included in Income before Income Taxes are as follows:

(In millions)	2015	2014	2013
Current Year Plans
Associate Severance and Other Related Costs	$66	$22	$42
Other Exit and Non-Cancelable Lease Costs	7	1	3
Current Year Plans - Net Charges	$73	$23	$45

Prior Year Plans
Associate Severance and Other Related Costs	$19	$49	$3
Pension Curtailment Gain	(1)	(22)	—
Other Exit and Non-Cancelable Lease Costs	23	45	10
Prior Year Plans - Net Charges	41	72	13
Total Net Charges	$114	$95	$58
Asset Write-off and Accelerated Depreciation Charges	$8	$7	$23
Rationalization activities initiated in 2015 consisted primarily of charges of $38 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. Additional charges for the year ended December 31, 2015 primarily related to plans to reduce manufacturing and SAG headcount in EMEA, North America and Latin America. Substantially all of the new charges related to future cash outflows.
Net prior year plan charges recognized in the year ended December 31, 2015 include charges of $33 million for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA.
Approximately 800 associates will be released under plans initiated in 2015, of which approximately 200 associates have been released as of December 31, 2015. In 2015, approximately 200 associates were released under plans initiated in prior years, primarily related to the plan to exit the farm tire business in EMEA and the closure of one of our manufacturing facilities in Amiens, France. In total, approximately 700 associates remain to be released under rationalization plans. At December 31, 2015, approximately 800 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us.  Refer to Note 19.
Accelerated depreciation charges in 2015 primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility. Asset write-off and accelerated depreciation charges for all periods were recorded in CGS.
Rationalization activities initiated in 2014 consisted primarily of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA, Latin America and Asia Pacific also initiated plans to reduce SAG headcount. Net prior year plan charges for the year ended December 31, 2014 of $72 million include charges of $74 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other rationalization actions in 2013 related to plans to reduce manufacturing and SAG through headcount reductions in all of our strategic business units.
Asset write-off and accelerated depreciation charges of $23 million in 2013 related to property and equipment in one of our manufacturing facilities in Amiens, France.

Note 3. Interest Expense
Interest expense includes interest and amortization of debt discounts, less amounts capitalized, as follows:

(In millions)	2015	2014	2013
Interest expense before capitalization	$431	$452	$431
Capitalized interest	(19)	(24)	(39)
	$412	$428	$392
Cash payments for interest, net of amounts capitalized were $445 million, $419 million and $353 million in 2015, 2014 and 2013, respectively. In 2014, interest expense was favorably impacted by $6 million related to interest recovered on the settlement of certain indirect tax claims in Latin America.

Note 4. Other (Income) Expense

(In millions)	2015	2014	2013
Royalty income	$(192)	$(35)	$(51)
Financing fees and financial instruments	111	77	64
Net foreign currency exchange losses	77	239	118
Net gains on asset sales	(71)	(3)	(8)
General and product liability — discontinued products (gains) losses	(25)	25	15
Interest income	(22)	(28)	(41)
Miscellaneous	7	27	—
	$(115)	$302	$97
Royalty income in 2015 was $192 million, compared to income of $35 million and $51 million in 2014 and 2013, respectively. Royalty income in 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015. Royalty income in 2013 included a one-time royalty of $11 million related to our chemical operations. Royalty income is derived primarily from licensing arrangements related to divested businesses.
Financing fees and financial instruments expense was $111 million in 2015, compared to $77 million in 2014 and $64 million in 2013. Financing fees and financial instruments expense consists of the amortization of deferred financing fees, commitment fees and charges incurred in connection with financing transactions. Financing fees in 2015 included a $41 million redemption premium and $14 million of expense for the write-off of deferred financing fees and unamortized discount related to the redemption of the $1.0 billion 8.25% senior notes due 2020.
Net foreign currency exchange losses in 2015 were $77 million, compared to losses of $239 million and $118 million in 2014 and 2013, respectively. Net foreign currency exchange losses in 2014 and 2013 included net charges of $200 million and $115 million, respectively, resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Foreign currency exchange in all periods reflected net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, including $34 million of losses in 2015 related to changes in the SICAD exchange rate in Venezuela.
Prior to the deconsolidation of our Venezuelan subsidiary, we were required to remeasure our bolivar-denominated monetary assets and liabilities at the rate expected to be available for future dividend remittances by our Venezuelan subsidiary. Effective February 13, 2013, Venezuela's official exchange rate changed from 4.3 to 6.3 bolivares fuertes to the U.S. dollar for substantially all goods. In the first quarter of 2013, we recorded a $115 million remeasurement loss on bolivar-denominated net monetary assets and liabilities, including deferred taxes, primarily related to cash deposits in Venezuela.
Effective January 24, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to an auction-based floating rate, the Complementary System of Foreign Currency Administration (“SICAD”) rate, which was 11.4, 12.0 and 13.5 bolivares fuertes to the U.S. dollar at January 24, 2014, December 31, 2014 and December 31, 2015, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We expected that future remittances of dividends by our Venezuelan subsidiary would be transacted at the SICAD rate and, therefore, in 2014 we recorded net foreign currency exchange losses of $200 million related to the remeasurement of our bolivar-denominated monetary assets and liabilities using the SICAD rate.
Net gains on asset sales in 2015 were $71 million and included a gain of $48 million related to the dissolution of the global alliance with SRI and a gain of $30 million on the sale of our investment in shares of SRI. Refer to Note 5. Net gains on asset sales in 2015 also included losses of $14 million in EMEA, primarily related to the sales of certain sub-Saharan Africa retail businesses.
General and product liability — discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. General and product liability — discontinued products for the year ended December 31, 2015 included a benefit of $25 million for the recovery of past costs from one of our asbestos insurers and a benefit of $21 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods. The benefits were partially offset by an $8 million increase in the net asbestos liability based on updated assumptions for defense and indemnity costs in future periods based on historical cost data and trends.
Interest income consists primarily of amounts earned on cash deposits. Interest income in 2014 also included $10 million earned on the settlement of indirect tax claims and in 2013 also included $11 million earned on favorable tax judgments, both in Latin America.
Miscellaneous expense in 2015, 2014 and 2013 includes $4 million, $22 million and $6 million, respectively, of charges for labor claims relating to a previously closed facility in Greece. These claims have been settled and we do not expect any additional charges. Miscellaneous expense in 2014 also includes a charge of $16 million related to a government investigation involving our compliance with the U.S. Foreign Corrupt Practices Act in certain countries in Africa.
Note 5. Dissolution of Global Alliance with Sumitomo Rubber Industries
On October 1, 2015, the Company completed the previously announced dissolution of its global alliance with SRI in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI.
Prior to the dissolution, the Company owned 75% and SRI owned 25% of two companies, Goodyear Dunlop Tires Europe B.V. (“GDTE”) and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”). GDTE owns and operates substantially all of the Company’s tire businesses in Western Europe. GDTNA had rights to the Dunlop brand and operated certain related businesses in North America. In Japan, the Company owned 25%, and SRI owned 75%, of two companies, one, Nippon Goodyear Ltd. (“NGY”), for the sale of Goodyear-brand passenger and truck tires for replacement in Japan and the other, Dunlop Goodyear Tires Ltd. (“DGT”), for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan.
Pursuant to the Framework Agreement, the Company has sold to SRI its 75% interest in GDTNA, 25% interest in DGT and Huntsville, Alabama test track used by GDTNA. Accordingly, the Company no longer has any remaining ownership interests in GDTNA, DGT or the Huntsville, Alabama test track. With the sale of GDTNA, SRI obtained full ownership of the Dunlop motorcycle tire business in North America and the rights to sell Dunlop-brand tires to Japanese vehicle manufacturers in the United States, Canada and Mexico. The Company retained exclusive rights to sell Dunlop-brand tires in both the consumer and commercial replacement markets of the United States, Canada and Mexico as well as to non-Japanese vehicle manufacturers in those countries.
The Company also has acquired from SRI its 75% interest in NGY and 25% interest in GDTE. Accordingly, the Company now has full ownership interests in NGY and GDTE. In addition, SRI obtained exclusive rights to sell Dunlop-brand tires in those countries that were previously non-exclusive under the global alliance, including Russia, Turkey and certain countries in Africa.
We paid SRI a net amount of $271 million upon closing of the transactions described above. In addition, we delivered a promissory note to GDTNA in an initial principal amount of $56 million, with a maturity date three years following the date of dissolution, and at an interest rate of LIBOR plus 0.1%.
The Framework Agreement also provides that we and SRI will conduct an orderly sale of the SRI common stock held by us and the Goodyear common stock held by SRI. As of December 31, 2015, the Company has sold all of its common stock in SRI resulting in total proceeds of $47 million and a pre-tax gain of $30 million recorded within Other (Income) Expense.
In addition to the gain recognized on the sale of SRI common stock, the Company recognized a pre-tax gain of $48 million on the transactions described above, recorded in Other (Income) Expense. The net gain on the transaction, after taxes, was $38 million. The net gain on the transaction primarily resulted from the sale of GDTNA and DGT as well as the fair value of the rights acquired by SRI from the Company to sell Dunlop-brand tires in those countries that were previously non-exclusive under the global alliance, net of transaction costs. Included in the net gain on the transaction is a pre-tax loss of $28 million for the difference between the general and product liabilities retained by the Company resulting from GDTNA’s historical operations and the amount recorded for the indemnification of those liabilities provided by SRI to the Company under the Framework Agreement.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to October 1, 2015, GDTE’s assets and liabilities were included in our consolidated balance sheets and GDTE’s results of operations were included in our consolidated statements of operations, which also reflected SRI’s minority interest in GDTE. Subsequent to October 1, 2015, we continue to include GDTE in our consolidated balance sheets and consolidated statements of operations; however, there is no minority interest impact to our results of operations related to GDTE. Additionally, prior to October 1, 2015, we accounted for NGY under the equity method as we did not have a controlling financial interest in NGY. Subsequent to October 1, 2015, we have a controlling interest in NGY and, accordingly, NGY’s assets and liabilities are included in our consolidated balance sheet as of December 31, 2015, and NGY’s results of operations for the fourth quarter of 2015 are included in our consolidated statements of operations. The effects of the acquisition of NGY were not material to our consolidated balance sheet or results of operations as of and for the year ended December 31, 2015.
The assets and liabilities of GDTNA, the Huntsville, Alabama test track, and our investment in DGT were classified as held for sale as of September 30, 2015 and are no longer included in our consolidated balance sheet as of December 31, 2015.
The Company has classified the closing payment of $271 million as cash flows from financing activities as the acquisition of the minority shareholder’s equity in GDTE represents the predominant use of these proceeds.
The Company and SRI entered into various supply agreements, licenses, transition services agreements, releases and other ancillary agreements in connection with the Framework Agreement to give effect to the dissolution and/or to set forth arrangements between the Company and SRI following the dissolution. The Company and SRI also each agreed to indemnify the other for certain losses arising out of breaches of representations and warranties, covenants and other specified matters, including product liability matters. The Company has recorded an indemnification asset within Accounts Receivable of $6 million and within Other Assets of $26 million for SRI’s obligation to reimburse the Company for certain general and product liability claims related to periods prior to the dissolution, subject to certain caps and restrictions. The range of possible outcomes for the indemnification receivable is not material to the Company’s financial statements.
As a result of the sale of GDTNA and the acquisition of the minority interest in GDTE, we recognized a net decrease in AOCL of $77 million, comprised of a reduction of $184 million for GDTNA accumulated pension-related losses that were recognized in the net gain on sale for the transaction, partially offset by an increase of $107 million primarily for GDTE pension-related losses that were reclassified from minority shareholders’ equity into AOCL. We also recognized an increase in our capital surplus of $60 million related to our acquisition of the minority interest in GDTE.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Income Taxes
The components of Income before Income Taxes follow:

(In millions)	2015	2014	2013
U.S.	$284	$400	$396
Foreign	324	287	417
	$608	$687	$813
A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax (Benefit) Expense follows:

(In millions)	2015	2014	2013
U.S. Federal income tax expense (benefit) at the statutory rate of 35%	$213	$240	$284
Deconsolidation of Venezuelan subsidiary	157	—	—
U.S. credits (R&D, foreign tax credits) and benefits offset to OCI	(72)	—	—
Adjustment for foreign income taxed at different rates	(39)	(37)	(2)
Net foreign losses (income) with no tax benefit due to valuation allowances	(19)	49	42
Net (resolution) establishment of uncertain tax positions	(13)	3	10
State income taxes, net of U.S. Federal benefit	10	12	—
Release of U.S. valuation allowance	(8)	(2,318)	—
Net establishment (release) of foreign valuation allowances	4	51	(8)
Deferred tax impact of enacted tax rate and law changes	(2)	33	(13)
Provision for undistributed foreign earnings	—	131	—
U.S. (income) with no tax due to valuation allowance	—	—	(136)
Poland special enterprise zone tax credit	—	—	(42)
Other	1	2	3
United States and Foreign Tax (Benefit) Expense	$232	$(1,834)	$138
The components of United States and Foreign Tax (Benefit) Expense by taxing jurisdiction, follow:

(In millions)	2015	2014	2013
Current:
Federal	$—	$—	$(6)
Foreign	154	135	176
State	(1)	1	2
	153	136	172
Deferred:
Federal	74	(2,103)	2
Foreign	5	84	(36)
State	—	49	—
	79	(1,970)	(34)
United States and Foreign Tax (Benefit) Expense	$232	$(1,834)	$138
In 2015, income tax expense included net discrete tax benefits of $18 million unrelated to current year income, due primarily to a $9 million benefit from the conclusion of non-U.S. tax claims and an $8 million benefit from the release of a valuation allowance related to certain state deferred tax assets. Our tax expense for 2015 also included a U.S. tax benefit of $69 million related to the pre-tax loss of $646 million on the deconsolidation of our Venezuelan subsidiary (Refer to Note 1), and a current year benefit of $10 million related to recently enacted U.S. legislation extending the research and development credit.
At December 31, 2014, our U.S. operations were in a position of cumulative profits for the most recent three-year period. We concluded that as a consequence of our three-year cumulative profits, achieving full year profitability in 2013 and 2014, our successful completion of labor negotiations with the United Steelworkers in 2013, our full funding of our U.S. pension plans during 2013 and 2014, and our business plan for 2015 and beyond showing continued profitability, that it was more likely than

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

not that a significant portion of our U.S. deferred tax assets would be realized. In 2014, income tax benefit of $1,834 million was favorably impacted by net discrete tax adjustments of $1,980 million, due primarily to a net tax benefit of $2,179 million from the December 31, 2014 release of substantially all of the valuation allowance on our net U.S. deferred tax assets and a charge of $131 million to establish a provision for potential U.S. Federal taxation of certain undistributed earnings of certain foreign subsidiaries. The 2014 income tax benefit also included charges of $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, a charge of $9 million to establish a valuation allowance on the net deferred tax assets of a Luxembourg subsidiary and a charge of $11 million due to an enacted law change in Chile.
In 2013, income tax expense included net discrete tax benefits of $43 million unrelated to current year income, due primarily to a $33 million benefit from a Poland special enterprise zone tax credit and a $13 million benefit related to enacted law changes.
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2015	2014
Tax loss carryforwards and credits	$1,415	$1,550
Capitalized research and development expenditures	655	622
Accrued expenses deductible as paid	501	583
Postretirement benefits and pensions	288	388
Investment and receivables related to Venezuelan deconsolidation	157	—
Alternative minimum tax credit carryforwards(1)	78	85
Rationalizations and other provisions	22	49
Vacation and sick pay	37	36
Other	121	100
	3,274	3,413
Valuation allowance	(621)	(632)
Total deferred tax assets	2,653	2,781
Property basis differences	(459)	(448)
Tax on undistributed earnings of subsidiaries	(144)	(170)
Total net deferred tax assets	$2,050	$2,163

(1)	Unlimited carryforward period.

At December 31, 2015, we had $519 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $15 million of special enterprise zone tax credits subject to expiration in 2017. A valuation allowance totaling $523 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $795 million of Federal and $101 million of state tax assets for net operating loss and tax credit carryforwards. The Federal carryforwards consist of $38 million of Federal tax assets for net operating losses that expire from 2029 to 2034, $686 million of foreign tax credits that are subject to expiration from 2016 to 2025 and $71 million of tax assets related to research and development credits that are subject to expiration from 2027 to 2034. The amount of deferred tax assets reflected in the table above has been reduced by $57 million related to unrealized stock option deductions. The state carryforwards are subject to expiration from 2016 to 2034. A valuation allowance of $98 million has been recorded against Federal and state deferred tax assets where recovery is uncertain.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net foreign deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances will exist during 2016. This may result in a reduction of the valuation allowance by up to $275 million.
At December 31, 2015, we had unrecognized tax benefits of $54 million that if recognized, would have a favorable impact on our tax expense of $40 million. We had accrued interest of $5 million as of December 31, 2015. If not favorably settled, $9 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. We do not expect changes during 2016 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of Unrecognized Tax Benefits
(In millions)	2015	2014	2013
Balance at January 1	$81	$88	$82
Increases related to prior year tax positions	10	15	27
Decreases related to prior year tax positions	(10)	(12)	(6)
Settlements	(14)	(6)	(9)
Foreign currency impact	(15)	(4)	(6)
Increases related to current year tax positions	2	—	1
Lapse of statute of limitations	—	—	(1)
Balance at December 31	$54	$81	$88
Generally, years from 2010 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2011 onward and in the United States for 2015.
We have undistributed earnings of foreign subsidiaries of approximately $1.4 billion for which deferred taxes have not been provided, including a portion of which has already been subject to U.S. Federal income taxation. No provision for Federal income or foreign withholding tax on any of these undistributed earnings is required because such earnings have been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability net of applicable foreign tax credits, if any, associated with these undistributed earnings is not practicable. We have not recorded deferred tax assets for the excess of tax basis over book basis in our foreign subsidiaries as it is not expected to reverse in the foreseeable future.
Net cash payments for income taxes were $113 million, $127 million and $186 million in 2015, 2014 and 2013, respectively.

Note 7.  Earnings Per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2015	2014	2013
Earnings per share — basic:
Goodyear net income	$307	$2,452	$629
Less: Preferred stock dividends	—	7	29
Goodyear net income available to common shareholders	$307	$2,445	$600
Weighted average shares outstanding	269	268	246
Earnings per common share — basic	$1.14	$9.13	$2.44

Earnings per share — diluted:
Goodyear net income	$307	$2,452	$629
Less: Preferred stock dividends	—	—	—
Goodyear net income available to common shareholders	$307	$2,452	$629
Weighted average shares outstanding	269	268	246
Dilutive effect of mandatory convertible preferred stock	—	7	28
Dilutive effect of stock options and other dilutive securities	4	4	3
Weighted average shares outstanding — diluted	273	279	277
Earnings per common share — diluted	$1.12	$8.78	$2.28
Weighted average shares outstanding — diluted for 2014 and 2013 excludes approximately 2 million and 3 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.

Note 8. Business Segments
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. Through December 31, 2015, we operated our business through four operating segments representing our regional tire businesses: North America; Europe, Middle East and Africa; Asia Pacific; and Latin America. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the four regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads, automotive and commercial truck repair services and merchandise purchased for resale. Each segment also exports tires to other segments.
North America manufactures and sells tires for automobiles, trucks, buses, earthmoving and mining equipment, commercial and military aviation, and industrial equipment in the United States and Canada. North America also provides related products and services including retread tires, tread rubber, automotive and commercial truck maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers.
Europe, Middle East and Africa manufactures and sells tires for automobiles, trucks, buses, aircraft, motorcycles, earthmoving and mining equipment and industrial equipment throughout Europe, the Middle East and Africa. EMEA also sells retreaded aviation tires, retreading and related services for commercial truck and construction and mining equipment, and automotive maintenance and repair services.
Asia Pacific manufactures and sells tires for automobiles, trucks, aircraft, and farm, earthmoving and mining equipment throughout the Asia Pacific region. Asia Pacific also provides related products and services including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.
Latin America manufactures and sells tires for automobiles, trucks, and earthmoving and mining equipment throughout Central and South America and in Mexico. Latin America also provides related products and services including retreaded tires and tread rubber for trucks. Latin America's 2015 segment sales and operating income include the results of our Venezuelan subsidiary, which was deconsolidated on December 31, 2015. Refer to Note 1. The deconsolidation of our Venezuelan subsidiary did not have an impact on segment sales or operating income for any of the periods presented.
Effective January 1, 2016, we combined our North America and Latin America strategic business units into one Americas strategic business unit. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer beginning in 2016. Our first quarter 2016 Form 10-Q will reflect the new segment structure with prior periods recast for comparable disclosure.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

(In millions)	2015		2014		2013
Sales
North America	$7,774		$8,085		$8,684
Europe, Middle East and Africa	5,115		6,180		6,567
Asia Pacific	1,958		2,077		2,226
Latin America	1,596		1,796		2,063
Net Sales	$16,443		$18,138		$19,540
Segment Operating Income
North America	$1,108		$803		$691
Europe, Middle East and Africa	435		438		298
Asia Pacific	319		301		308
Latin America	160		170		283
Total Segment Operating Income	2,022		1,712		1,580
Less:
Rationalizations	114		95		58
Interest expense	412		428		392
Other (income) expense (1)	(115)		302		97
Asset write-offs and accelerated depreciation	8		7		23
Corporate incentive compensation plans	103		97		108
Corporate pension curtailments/settlements (2)	137		33		—
Intercompany profit elimination	3		(4)		(4)
Loss on deconsolidation of Venezuelan subsidiary	646	—	—	—	—
Retained expenses of divested operations	14		16		24
Other (3)	92		51		69
Income before Income Taxes	$608		$687		$813
(1) Refer to Note 4.
(2) Substantially all of the pension settlement charges of $137 million for the year ended December 31, 2015 and pension curtailment charges of $33 million for the year ended December 31, 2014 noted above related to our North America SBU; however, such costs were not included in North America segment operating income for purposes of management's assessment of SBU operating performance.
(3) Primarily represents unallocated corporate costs including, in 2015, certain costs for one-time strategic global initiatives. Also includes the elimination of $25 million, $24 million and $39 million for the years ended December 31, 2015, 2014 and 2013, respectively, of royalty income attributable to the strategic business units.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents segment assets at December 31:

(In millions)	2015	2014	2013
Assets
North America	$4,808	$4,929	$4,977
Europe, Middle East and Africa	4,383	4,957	5,532
Asia Pacific	2,559	2,594	2,613
Latin America (1)	1,469	2,090	2,384
Total Segment Assets	13,219	14,570	15,506
Corporate(2)	3,220	3,474	1,931
	$16,439	$18,044	$17,437

(1)	Decrease in Latin America segment assets at December 31, 2015 was due primarily to the deconsolidation of our Venezuelan subsidiary on December 31, 2015. Refer to Note 1.

(2)
Corporate includes substantially all of our U.S. net deferred tax assets.   Corporate assets increased in 2014 by $2,080 million due primarily to the release of substantially all of the valuation allowance on our net U.S. deferred tax assets.

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

(In millions)	2015	2014	2013
Net Sales
United States	$7,338	$7,558	$7,820
Germany	1,905	2,288	2,372
Other international	7,200	8,292	9,348
	$16,443	$18,138	$19,540
Long-Lived Assets
United States	$2,468	$2,464	$2,389
China	766	809	821
Germany	778	833	891
Other international	2,765	3,047	3,219
	$6,777	$7,153	$7,320

At December 31, 2015, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$513 million or 35% in Europe, Middle East and Africa, primarily Belgium ($517 million or 24% at December 31, 2014),

•	$415 million or 28% in Asia, primarily China, India and Australia ($462 million or 21% at December 31, 2014), and

•	$114 million or 8% in Latin America, primarily Brazil ($409 million or 19% at December 31, 2014, which primarily related to Venezuela and Brazil).

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales, as described in Note 4, Other (Income) Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2015	2014	2013
Rationalizations
North America	$9	$(6)	$12
Europe, Middle East and Africa	95	89	26
Asia Pacific	4	9	16
Latin America	6	3	4
Total Segment Rationalizations	$114	$95	$58

(In millions)	2015	2014	2013
Net (Gains) Losses on Asset Sales
North America	$(1)	$(8)	$(4)
Europe, Middle East and Africa	14	7	(1)
Asia Pacific	(5)	—	(2)
Latin America	(1)	—	(1)
Total Segment Asset Sales	7	(1)	(8)
Corporate (1)	(78)	(2)	—
	$(71)	$(3)	$(8)

(1)
Corporate gain on asset sales in 2015 included a $48 million gain on the dissolution of our global alliance with SRI and a $30 million gain on the sale of our investment in shares of SRI. Refer to Note 5.

(In millions)	2015	2014	2013
Asset Write-offs and Accelerated Depreciation
Europe, Middle East and Africa	$8	$7	$23
Total Segment Asset Write-offs and Accelerated Depreciation	$8	$7	$23

The following tables present segment capital expenditures, depreciation and amortization:

(In millions)	2015	2014	2013
Capital Expenditures
North America	$353	$282	$262
Europe, Middle East and Africa	223	266	332
Asia Pacific	124	154	257
Latin America	125	152	243
Total Segment Capital Expenditures	825	854	1,094
Corporate (1)	158	69	74
	$983	$923	$1,168

(1)	Corporate capital expenditures in 2015 include approximately $140 million related to the construction of our new manufacturing facility in San Luis Potosi, Mexico.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2015	2014	2013
Depreciation and Amortization
North America	$270	$274	$275
Europe, Middle East and Africa	186	220	228
Asia Pacific	114	105	93
Latin America	94	102	84
Total Segment Depreciation and Amortization	664	701	680
Corporate	34	31	42
	$698	$732	$722

The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2015	2014	2013
Equity in (Income)
North America	$(3)	$(5)	$(8)
Europe, Middle East and Africa	(1)	—	—
Asia Pacific (1)	(12)	(23)	(23)
Total Segment Equity in (Income)	$(16)	$(28)	$(31)

(1)
Substantially all of the Asia Pacific segment equity in income related to 25% interests in NGY and DGT which ceased to be recognized effective October 1, 2015 following the dissolution of the global alliance with SRI. Refer to Note 5.

Note 9. Accounts Receivable

(In millions)	2015	2014
Accounts receivable	$2,138	$2,215
Allowance for doubtful accounts	(105)	(89)
	$2,033	$2,126

Note 10. Inventories

(In millions)	2015	2014
Raw materials	$419	$535
Work in process	138	149
Finished goods	1,907	1,987
	$2,464	$2,671

Note 11. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2015:

(In millions)	Balance at December 31, 2014	Acquisitions	Divestitures	Translation	Balance at December 31, 2015
North America	$93	$—	$(2)	$—	$91
Europe, Middle East and Africa	448	—	(2)	(45)	401
Asia Pacific	60	6	—	(3)	63
	$601	$6	$(4)	$(48)	$555

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2014:

(In millions)	Balance at December 31, 2013	Acquisitions	Divestitures	Translation	Balance at December 31, 2014
North America	$93	$—	$—	$—	$93
Europe, Middle East and Africa	511	—	—	(63)	448
Asia Pacific	64	—	—	(4)	60
	$668	$—	$—	$(67)	$601

The following table presents information about intangible assets:

	2015			2014
(In millions)	Gross Carrying Amount (1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$128	$(6)	$122	$127	$(6)	$121
Trademarks and patents	12	(8)	4	15	(10)	5
Other intangible assets	21	(9)	12	21	(9)	12
	$161	$(23)	$138	$163	$(25)	$138

(1)	Includes impact of foreign currency translation.
Intangible assets primarily comprise the rights to use the Dunlop brand name and related trademarks and certain other brand names and trademarks.
Amortization expense for intangible assets totaled $1 million, $2 million and $3 million in 2015, 2014 and 2013, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $1 million in 2016 through 2020, and the weighted average remaining amortization period is approximately 29 years.
Our annual impairment analyses for 2015, 2014 and 2013 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment tests should be re-performed for goodwill or for intangible assets with indefinite lives for any segment at December 31, 2015.

Note 12. Other Assets and Investments
We owned 3,421,306 shares of SRI at December 31, 2014 (the “Sumitomo Investment”). The fair value of the Sumitomo Investment was $51 million at December 31, 2014 and was included in Other Assets as we had classified the Sumitomo Investment as available-for-sale. At December 31, 2014, AOCL included gross unrealized holding gains on the Sumitomo Investment of $35 million ($36 million after-tax). During the fourth quarter of 2015, we sold 100% of the Sumitomo Investment resulting in a gain of $30 million included in Other (Income) Expense. Refer to Note 5.
Dividends received from our consolidated subsidiaries were $46 million, $273 million and $88 million in 2015, 2014 and 2013, respectively. Dividends received from our affiliates accounted for using the equity method were $24 million, $24 million and $21 million in 2015, 2014 and 2013, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13. Property, Plant and Equipment

	2015			2014
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$387	$—	$387	$413	$—	$413
Buildings	2,230	32	2,262	2,375	36	2,411
Machinery and equipment	11,719	68	11,787	12,322	70	12,392
Construction in progress	783	—	783	733	—	733
	15,119	100	15,219	15,843	106	15,949
Accumulated depreciation	(8,605)	(32)	(8,637)	(9,002)	(27)	(9,029)
	6,514	68	6,582	6,841	79	6,920
Spare parts	195	—	195	233	—	233
	$6,709	$68	$6,777	$7,074	$79	$7,153

The range of useful lives of property used in arriving at the annual amount of depreciation are as follows: buildings and improvements, 3 to 45 years; machinery and equipment, 3 to 40 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14. Leased Assets
Net rental expense comprised the following:

(In millions)	2015	2014	2013
Gross rental expense	$324	$387	$400
Sublease rental income	(33)	(40)	(43)
	$291	$347	$357

We enter into leases primarily for our wholesale distribution facilities, administrative offices, retail stores, vehicles and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our retail distribution network is sublet to independent dealers.
While substantially all subleases and some operating leases are cancelable for periods beyond 2016, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.
The following table presents minimum future lease payments:

						2021 and
(In millions)	2016	2017	2018	2019	2020	Beyond	Total
Capital Leases
Minimum lease payments	$12	$11	$8	$5	$3	$41	$80
Imputed interest	(4)	(3)	(3)	(3)	(2)	(17)	(32)
Present value	$8	$8	$5	$2	$1	$24	$48
Operating Leases
Minimum lease payments	$279	$215	$158	$118	$94	$299	$1,163
Minimum sublease rentals	(26)	(17)	(10)	(6)	(3)	(7)	(69)
	$253	$198	$148	$112	$91	$292	$1,094
Imputed interest							(208)
Present value							$886
Note 15. Financing Arrangements and Derivative Financial Instruments
At December 31, 2015, we had total credit arrangements of $8,699 million, of which $2,676 million were unused. At that date, 31% of our debt was at variable interest rates averaging 6.55%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2015, we had short term committed and uncommitted credit arrangements totaling $467 million, of which $418 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2015	2014
Notes payable and overdrafts:	$49	$30
Weighted average interest rate	9.42%	10.63%
Long term debt and capital leases due within one year:
Other domestic and foreign debt (including capital leases) (1)	$587	$148
Weighted average interest rate	6.68%	7.75%
Total obligations due within one year	$636	$178

(1)
The increase in long term debt and capital leases due within one year was due primarily to the €250 million 6.75% senior notes due 2019 being classified as current at December 31, 2015 in connection with the irrevocable call for their redemption in January 2016.

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2015, we had long term credit arrangements totaling $8,232 million, of which $2,258 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	December 31, 2015		December 31, 2014
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$272		$303
8.25% due 2020	—		996
8.75% due 2020	271		269
6.5% due 2021	900		900
7% due 2022	700		700
5.125% due 2023	1,000		—
3.75% Euro Notes due 2023	272		—
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	—	—	—	—
$1.2 billion second lien term loan facility due 2019	598	3.75%	1,196	4.75%
€550 million revolving credit facility due 2020	—	—	—	—
Pan-European accounts receivable facility	125	1.35%	343	1.54%
Chinese credit facilities	465	5.22%	535	5.65%
Other foreign and domestic debt(1)	906	9.42%	913	8.70%
	5,659		6,305
Capital lease obligations	48		59
	5,707		6,364
Less portion due within one year	(587)		(148)
	$5,120		$6,216

(1)
Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and North America Headquarters.

NOTES
€250 million 6.75% Senior Notes due 2019 of Goodyear Dunlop Tires Europe B.V. (“GDTE”)
At December 31, 2015, €250 million aggregate principal amount of GDTE's 6.75% senior notes due 2019 were outstanding. On January 14, 2016, we redeemed all of the outstanding notes at a redemption price of 103.375% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date.
$1.0 billion 8.25% Senior Notes due 2020
On December 7, 2015, we redeemed all of our outstanding $1.0 billion aggregate principal amount of 8.25% senior notes due 2020 including a $41 million redemption premium plus accrued and unpaid interest to the redemption date. We also recorded $14 million of expense for the write-off of deferred financing fees and unamortized discount as a result of the redemption.
$282 million 8.75% Senior Notes due 2020
At December 31, 2015, $282 million aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes had an effective yield of 9.20% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
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
$900 million 6.5% Senior Notes due 2021
At December 31, 2015, $900 million aggregate principal amount of 6.5% senior notes due 2021 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 1, 2021. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GDTE, to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody’s and Standard & Poor's and no default has occurred and is continuing, certain covenants will be suspended and we may elect to suspend the subsidiary guarantees. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
$700 million 7% Senior Notes due 2022
At December 31, 2015, $700 million aggregate principal amount of 7% senior notes due 2022 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 15, 2022. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 6.5% senior notes due 2021, described above.
$1.0 billion 5.125% Senior Notes due 2023
At December 31, 2015, $1.0 billion aggregate principal amount of 5.125% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on November 15, 2023. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time on or after November 15, 2018 at a redemption price of 102.563%, 101.281% and 100% during the 12-month periods commencing on November 15, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to November 15, 2018, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to November 15, 2018, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 105.125% of the principal amount plus accrued and unpaid interest to the redemption date.
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 6.5% senior notes due 2021, described above.

€250 million 3.75% Senior Notes due 2023 of GDTE
At December 31, 2015, €250 million aggregate principal amount of GDTE’s 3.75% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on December 15, 2023. These notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time on or after December 15, 2018 at a redemption price of 101.875%, 100.938% and 100% during the 12-month periods commencing on December 15, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to December 15, 2018, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to December 15, 2018, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 103.75% of the principal amount plus accrued and unpaid interest to the redemption date.
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 6.5% senior notes due 2021, described above.
$150 million 7% Senior Notes due 2028
At December 31, 2015, $150 million aggregate principal amount of our 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.
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
CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Amounts drawn under this facility bear interest at LIBOR plus 150 basis points, based on our current liquidity as described below.
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
Availability under the facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably). Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable and inventory decline, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2015, our borrowing base, and therefore our availability, under this facility was $536 million below the facility's stated amount of $2.0 billion.
The facility, which matures on April 30, 2017, contains certain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. In addition, in the event that the availability under the facility plus the aggregate amount of our Available Cash is less than $200 million, we will not be permitted to allow our ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash,” “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the facility.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2011. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
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
At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility. At December 31, 2014, we had no borrowings and $377 million of letters of credit issued under the revolving credit facility.
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
At December 31, 2015 and 2014, the amounts outstanding under this facility were $598 million and $1,196 million, respectively. On February 3, 2015, we repaid $200 million and on December 30, 2015 we repaid $400 million of the borrowings under this facility. Repayments are not able to be redrawn.
€550 million Amended and Restated Senior Secured European Revolving Credit Facility due 2020
In May 2015, we amended and restated our existing €400 million European revolving credit facility. Significant changes to the facility included extending the maturity to May 12, 2020, increasing the available commitments thereunder from €400 million to €550 million and decreasing the annual commitment fee by 20 basis points to 30 basis points. Loans will bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros.
Our amended and restated €550 million European revolving credit facility consists of (i) a €125 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH ("GDTG") and (ii) a €425 million all-borrower tranche that is available to GDTE, GDTG and Goodyear Dunlop Tires Operations S.A. Up to €150 million of swingline loans and €50 million in letters of credit are available for issuance under the all-borrower tranche.

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
At December 31, 2015 and December 31, 2014, we had no borrowings and no letters of credit issued under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2014 to October 15, 2015, the designated maximum amount of the facility was €380 million. For the period beginning October 16, 2015 to October 15, 2016, the designated maximum amount of the facility is €340 million.
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
At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. At December 31, 2014, the amounts available and utilized under this program totaled $343 million (€283 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $62 million (85 million Australian dollars) of funding. The terms of the facility provide the flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. At December 31, 2015, the amounts available and utilized under this program were $34 million and $19 million, respectively. At December 31, 2014, the amounts available and utilized under this program were $43 million and $23 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during 2015 and 2014. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2015 and 2014, the gross amount of receivables sold was $299 million and $365 million, respectively.
Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At December 31, 2015, these non-revolving credit facilities had total unused availability of $66 million and can only be used to finance the expansion of our manufacturing facility in China. At December 31, 2015 and 2014, the amounts outstanding under these facilities were $465 million and $535 million, respectively. The facilities ultimately mature in 2023 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At December 31, 2015 and 2014, restricted cash related to funds obtained under these credit facilities was $11 million and $4 million, respectively.
Other Domestic Debt
In 2011, we entered into agreements for the construction of our Global and North America Headquarters facility in Akron, Ohio. We concurrently entered into an agreement to occupy the facility under a 27-year lease, including the two-year construction period, with multiple renewal options available at our discretion. Additionally, we entered into similar agreements for the construction and lease of a new parking deck adjacent to the Headquarters facility. Due to our continuing involvement with the financing during construction of the Headquarters facility and the parking deck, we recorded a non-cash increase to fixed assets and financing liabilities on our Consolidated Balance Sheets as costs were incurred during the construction period. The total financing liability of approximately $151 million, including capitalized interest, has been recorded in Long Term Debt and Capital Leases at December 31, 2015.
Debt Maturities

The annual aggregate maturities of our debt and capital leases for the five years subsequent to December 31, 2015 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2016	2017	2018	2019	2020
U.S.	$6	$5	$59	$599	$271
Foreign	630	425	225	270	54
	$636	$430	$284	$869	$325
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
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	December 31,	December 31,
(In millions)	2015	2014
Fair Values — asset (liability):
Accounts receivable	$10	$20
Other current liabilities	(10)	(4)

At December 31, 2015 and 2014, these outstanding foreign currency derivatives had notional amounts of $1,094 million and $878 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains of $79 million and $54 million in 2015 and 2014, respectively, on foreign currency derivatives. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2015	2014
Fair Values — asset (liability):
Accounts receivable	$5	$10
Other current liabilities	(1)	—

At December 31, 2015 and 2014, these outstanding foreign currency derivatives had notional amounts of $168 million and $157 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
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
The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Year Ended
	December 31,
(In millions) (Income) Expense	2015	2014
Amounts deferred to AOCL	$(20)	$(17)
Amount of deferred loss (gain) reclassified from AOCL into CGS	(28)	—
Amounts excluded from effectiveness testing	1	1

The estimated net amount of the deferred gains at December 31, 2015 that is expected to be reclassified to earnings within the next twelve months is $6 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31, 2015 and December 31, 2014:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Assets:
Investments	$7	$56	$7	$56	$—	$—	$—	$—
Foreign Exchange Contracts	15	30	—	—	15	30	—	—
Total Assets at Fair Value	$22	$86	$7	$56	$15	$30	$—	$—

Liabilities:
Foreign Exchange Contracts	$11	$4	$—	$—	$11	$4	$—	$—
Total Liabilities at Fair Value	$11	$4	$—	$—	$11	$4	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31, 2015 and December 31, 2014. Long term debt with a fair value of $4,337 million and $4,603 million at December 31, 2015 and December 31, 2014, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

	December 31,	December 31,
(In millions)	2015	2014
Fixed Rate Debt:
Carrying amount — liability	$3,890	$3,680
Fair value — liability	4,065	3,773

Variable Rate Debt:
Carrying amount — liability	$1,769	$2,625
Fair value — liability	1,767	2,622
In the third quarter of 2015, we corrected the presentation of both the carrying amount and fair value of certain variable rate debt that had previously been disclosed as fixed rate debt, resulting in a revision of $452 million between fixed rate debt and variable rate debt at December 31, 2014. This revision did not impact the Consolidated Balance Sheet. We do not consider the change in presentation to be material to any previously issued financial statements.

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
During 2015, we offered lump sum payments over a limited time to certain former employees in our U.S. pension plans. Payments of $190 million related to this offer were made from existing plan assets in the fourth quarter of 2015. As a result, total lump sum payments from these plans exceeded annual service and interest cost in 2015, and we recognized a pre-tax corporate pension settlement charge of $137 million in the fourth quarter of 2015.

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
During the first quarter of 2013, we made contributions of $868 million, including discretionary contributions of $834 million, to fully fund our salaried U.S. pension plans.
Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Benefits cost:
Service cost	$4	$15	$45	$43	$34	$39	$3	$4	$6
Interest cost	238	256	243	113	131	131	15	19	19
Expected return on plan assets	(295)	(311)	(335)	(107)	(118)	(111)	—	(1)	(1)
Amortization of prior service cost (credit)	—	1	17	1	1	1	(45)	(45)	(45)
Amortization of net losses	106	114	205	32	35	50	7	8	12
Net periodic cost	53	75	175	82	83	110	(20)	(15)	(9)
Curtailments/settlements	137	32	—	2	(13)	4	—	—	—
Total benefits cost	$190	$107	$175	$84	$70	$114	$(20)	$(15)	$(9)
Recognized in other comprehensive (income) loss before tax and minority:
Prior service (credit) cost from plan amendments	$—	$(1)	$(30)	$—	$1	$(1)	$—	$—	$—
Increase (decrease) in net actuarial losses	150	292	(374)	(45)	(78)	(128)	(19)	3	(51)
Amortization of prior service (cost) credit in net periodic cost	—	(1)	(17)	(1)	(1)	(1)	45	45	47
Amortization of net losses in net periodic cost	(106)	(114)	(205)	(34)	(36)	(53)	(7)	(8)	(13)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(386)	(32)	—	(5)	(16)	(3)	4	—	—
Deconsolidation of Venezuelan subsidiary (Note 1)	—	—	—	(62)	—	—	—	—	—
Total recognized in other comprehensive loss (income) before tax and minority	(342)	144	(626)	(147)	(130)	(186)	23	40	(17)
Total recognized in total benefits cost and other comprehensive loss (income) before tax and minority	$(152)	$251	$(451)	$(63)	$(60)	$(72)	$3	$25	$(26)
We use the fair value of pension assets in the calculation of pension expense for all plans.
Total benefits (credit) cost for our other postretirement benefits was $(28) million, $(24) million and $(24) million for our U.S. plans in 2015, 2014 and 2013, respectively, and $8 million, $9 million and $15 million for our non-U.S. plans in 2015, 2014 and 2013, respectively.
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2016 is $108 million for our U.S. plans and $27 million for our non-U.S. plans.
The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2016 are a benefit of $44 million and expense of $6 million, respectively.

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
The change in benefit obligation and plan assets for 2015 and 2014 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2015 and 2014 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Beginning balance	$(6,507)	$(5,981)	$(3,178)	$(3,129)	$(361)	(388)
Newly adopted plans	—	—	(9)	(3)	—	—
Service cost — benefits earned	(4)	(15)	(43)	(34)	(3)	(4)
Interest cost	(238)	(256)	(113)	(131)	(15)	(19)
Plan amendments	—	1	—	(2)	—	—
Actuarial gain (loss)	262	(693)	(5)	(394)	22	—
Participant contributions	—	—	(2)	(2)	(15)	(16)
Curtailments/settlements	285	1	19	69	—	—
Divestitures	500	—	—	—	6	—
Deconsolidation of Venezuelan subsidiary (Note 1)	—	—	80	—	—	—
Foreign currency translation	—	—	303	284	35	17
Benefit payments	364	436	140	164	40	49
Ending balance	$(5,338)	$(6,507)	$(2,808)	$(3,178)	$(291)	$(361)
Change in plan assets:
Beginning balance	$6,250	$4,800	$2,721	$2,455	$5	$5
Newly adopted plans	—	—	9	—	—	—
Actual return on plan assets	(117)	711	60	505	—	—
Company contributions to plan assets	—	1,167	60	118	2	2
Cash funding of direct participant payments	7	9	36	44	23	31
Participant contributions	—	—	2	2	15	16
Settlements	(285)	(1)	(18)	(39)	—	—
Divestitures	(480)	—	—	—	—	—
Foreign currency translation	—	—	(237)	(200)	(2)	—
Benefit payments	(364)	(436)	(140)	(164)	(40)	(49)
Ending balance	$5,011	$6,250	$2,493	$2,721	$3	$5
Funded status at end of year	$(327)	$(257)	$(315)	$(457)	$(288)	$(356)

Other postretirement benefits funded status was $(164) million and $(190) million for our U.S. plans at December 31, 2015 and 2014, respectively, and $(124) million and $(166) million for our non-U.S. plans at December 31, 2015 and 2014, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014
Noncurrent assets	$—	$9	$249	$274	$—	$—
Current liabilities	(12)	(10)	(19)	(24)	(23)	(28)
Noncurrent liabilities	(315)	(256)	(545)	(707)	(265)	(328)
Net amount recognized	$(327)	$(257)	$(315)	$(457)	$(288)	$(356)

The amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014
Prior service (credit) cost	$(4)	$(4)	$2	$4	$(104)	$(152)
Net actuarial loss	2,643	2,985	693	838	74	99
Gross amount recognized	2,639	2,981	695	842	(30)	(53)
Deferred income taxes	(128)	(177)	(96)	(137)	(9)	(1)
Minority shareholders’ equity	—	(62)	—	(109)	—	1
Net amount recognized	$2,511	$2,742	$599	$596	$(39)	$(53)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate:
— U.S.	4.20%	3.89%	3.86%	3.59%
— Non-U.S.	3.47	3.31	5.30	4.89
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	2.63	2.88	N/A	N/A

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate:
— U.S.	3.89%	4.40%	3.77%	3.59%	4.06%	3.30%
— Non-U.S.	3.31	4.36	4.12	4.89	6.62	5.64
Expected long term return on plan assets:
— U.S.	5.00	5.47	7.16	N/A	N/A	N/A
— Non-U.S.	4.12	5.12	5.01	N/A	N/A	N/A
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	2.88	3.11	3.23	N/A	N/A	N/A

For 2015, a weighted average discount rate of 3.89% was used for the U.S. pension plans. This rate was developed from a portfolio of bonds from issuers rated AA or higher by established rating agencies as of December 31, 2014, with cash flows similar to the timing of our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 3.31% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, and long term inflation.
Effective January 1, 2016, we changed the method used to measure the service and interest components of net periodic cost for pension and other postretirement benefits for plans that utilize a yield curve approach. We elected to utilize a full yield curve approach in the measurement of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We believe this new approach provides a more precise measurement of service and interest costs by aligning the timing of projected benefit cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan benefit obligations. We have accounted for this change as a change in accounting estimate.
For 2015, an assumed weighted average long term rate of return of 5.00% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are primarily invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 4.12% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The U.S. pension plan mortality assumption is based on our actual historical experience and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.
The following table presents estimated future benefit payments from the plans as of December 31, 2015. Benefit payments for other postretirement benefits are presented net of retiree contributions:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.	Without Medicare Part D Subsidy	Medicare Part D Subsidy Receipts
2016	$421	$134	$25	$1
2017	405	128	25	1
2018	394	131	24	1
2019	384	135	23	1
2020	376	138	22	1
2021-2025	1,767	742	103	5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2015	2014	2015	2014
All plans:
Accumulated benefit obligation	$5,329	$6,495	$2,722	$3,040
Plans not fully-funded:
Projected benefit obligation	$5,336	$5,087	$876	$1,112
Accumulated benefit obligation	5,327	5,076	811	994
Fair value of plan assets	5,009	4,822	316	384

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2015, these plans accounted for $233 million of our accumulated pension benefit obligation, $256 million of our projected pension benefit obligation, and $68 million of our AOCL adjustment. At December 31, 2014, these plans accounted for $288 million of our accumulated pension benefit obligation, $348 million of our projected pension benefit obligation, and $132 million of our AOCL adjustment.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2016.
Assumed health care cost trend rates at December 31 follow:

	2015	2014
Health care cost trend rate assumed for the next year	6.5%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2022	2022
A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2015 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$15	$(13)
Aggregate service and interest cost	1	(1)
Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2015	2014	2015	2014
Cash and short term securities	5%	4%	1%	1%
Equity securities	6	6	12	15
Debt securities	89	90	74	73
Alternatives	—	—	13	11
Total	100%	100%	100%	100%
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, hedge funds, currency derivatives, insurance contracts, repurchase agreements, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 10% equities, 80% fixed income, and 10% alternative investments.
The fair values of our pension plan assets at December 31, 2015, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$240	$237	$3	$—	$30	$28	$2	$—
Equity Securities
Common and Preferred Stock:
Non-U.S. Companies	—	—	—	—	19	19	—	—
Commingled Funds	6	—	6	—	231	17	214	—
Mutual Funds	—	—	—	—	61	3	58	—
Partnership Interests	295	—	75	220	—	—	—	—
Debt Securities
Corporate Bonds	2,413	—	2,413	—	151	14	137	—
Government Bonds	1,091	—	1,091	—	2,097	67	2,030	—
Repurchase Agreements	—	—	—	—	(719)	—	(719)	—
Asset Backed Securities	158	—	158	—	11	2	2	7
Commingled Funds	714	—	714	—	342	—	342	—
Mutual Funds	86	—	86	—	8	3	5	—
Alternatives
Commingled Funds	—	—	—	—	125	—	6	119
Real Estate	—	—	—	—	143	—	2	141
Other Investments	—	—	(2)	2	68	1	6	61
Total Investments	5,003	$237	$4,544	$222	2,567	$154	$2,085	$328
Other	8				(74)
Total Plan Assets	$5,011				$2,493

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2014, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$229	$218	$11	$—	$32	$27	$5	$—
Equity Securities
Common and Preferred Stock:
Non-U.S. Companies	—	—	—	—	19	19	—	—
Commingled Funds	12	—	12	—	328	19	309	—
Mutual Funds	—	—	—	—	70	7	63	—
Partnership Interests	362	—	133	229	—	—	—	—
Debt Securities
Corporate Bonds	2,678	—	2,678	—	179	17	162	—
Government Bonds	1,401	—	1,401	—	616	57	559	—
Asset Backed Securities	123	—	123	—	4	2	2	—
Commingled Funds	960	—	960	—	1,204	—	1,204	—
Mutual Funds	468	—	468	—	28	23	5	—
Alternatives
Commingled Funds	—	—	—	—	129	—	7	122
Real Estate	—	—	—	—	136	—	2	134
Other Investments	2	—	—	2	24	3	—	21
Total Investments	6,235	$218	$5,786	$231	2,769	$174	$2,318	$277
Other	15				(48)
Total Plan Assets	$6,250				$2,721

At December 31, 2015 and 2014, the Plans did not directly hold any of our common stock.
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

•
Debt Securities:  Corporate and government bonds, including asset backed securities, are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models if an active market is not available. Repurchase agreements are valued at the contract price plus accrued interest. These secured borrowings are collateralized by government bonds held by the non-U.S. plans and have maturities less than one year. Commingled funds are valued at the net asset value of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available.

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
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2015:

	U.S.		Non-U.S.
(In millions)	Partnership Interests	Other	Commingled Funds	Real Estate	Asset Backed Securities	Other
Balance, beginning of year	$229	$2	$122	$134	$—	$21
Realized gains (losses)	21	—	—	—	—	—
Unrealized (losses) gains relating to instruments still held at the reporting date	(12)	—	2	12	—	—
Purchases, sales, issuances and settlements (net)	(18)	—	1	2	7	44
Foreign currency translation	—	—	(6)	(7)	—	(4)
Balance, end of year	$220	$2	$119	$141	$7	$61

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2014:

	U.S.		Non-U.S.
(In millions)	Partnership Interests	Other	Commingled Funds	Real Estate	Other
Balance, beginning of year	$209	$6	$163	$170	$19
Realized gains (losses)	31	—	1	1	—
Unrealized (losses) gains relating to instruments still held at the reporting date	(15)	—	7	18	—
Purchases, sales, issuances and settlements (net)	4	(4)	(42)	(47)	5
Foreign currency translation	—	—	(7)	(8)	(3)
Balance, end of year	$229	$2	$122	$134	$21

Other postretirement benefits plan assets at December 31, 2015 and 2014, which relate to a non-U.S. plan, are invested primarily in mutual funds and are considered a Level 1 investment.
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $125 million, $112 million and $106 million for 2015, 2014 and 2013, respectively.

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
The following table summarizes the activity related to options during 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	10,350,633	$16.75
Options granted	802,871	27.32
Options exercised	(3,028,112)	18.35		$40
Options expired	(52,687)	17.15
Options cancelled	(290,009)	18.67
Outstanding at December 31	7,782,696	17.15	5.8	121
Vested and expected to vest at December 31	7,493,529	17.03	5.7	119
Exercisable at December 31	5,153,908	15.55	4.7	89
Available for grant at December 31	8,645,222

In addition, the aggregate intrinsic value of options exercised in 2014 and 2013 was $37 million and $23 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant option groups outstanding at December 31, 2015 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/23/2015	719,164	—	$27.16	9.2
2/24/2014	502,513	111,397	26.44	8.2
2/28/2013	1,512,308	695,216	12.98	7.2
2/27/2012	1,139,048	805,963	12.94	6.2
2/22/2011	729,512	729,512	13.91	5.2
2/23/2010	547,334	547,334	12.74	4.2
2/26/2009	489,562	489,562	4.81	3.2
2/21/2008	486,390	486,390	26.74	2.2
2/27/2007	477,584	477,584	24.71	1.2
All other	1,179,281	810,950	(1)	(1)
	7,782,696	5,153,908

(1)
Options in the “All other” category had exercise prices ranging from $6.22 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $18.65 and $16.63, respectively, while the remaining weighted average contractual term was 6.1 and 5.0, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2015	2014	2013
Weighted average grant date fair value	$11.51	$11.48	$6.28
Black-Scholes model assumptions(1):
Expected term (years)	7.30	7.40	6.25
Interest rate	1.83%	2.10%	1.11%
Volatility	42.00%	43.45%	46.66%
Dividend yield	0.88%	0.81%	—

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of options by our Board of Directors.
Performance Share Units
Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2015, 2014 and 2013, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
The following table summarizes the activity related to performance share units during 2015:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	322,098	$20.47
Units granted	225,392	28.44
Units vested	(157,989)	12.29
Units forfeited	(71,231)	23.93
Unvested at December 31	318,270	28.64
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
The following table summarizes the activity related to restricted stock units during 2015:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	482,177	$22.36
Units granted	330,388	28.43
Units vested and settled	(87,972)	13.60
Units forfeited	(51,500)	26.33
Unvested at December 31	673,093	26.16
We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.
Other Information
Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2015	2014	2013
Stock-based compensation expense recognized	$19	$20	$18
Tax benefit	(7)	(7)	—
After-tax stock-based compensation expense	$12	$13	$18
Cash payments to settle SARs	$2	$2	$1
Cash received from stock option exercises	$53	$39	$22
As of December 31, 2015, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $32 million and is expected to be recognized over the remaining vesting period of the respective grants, through October 2020.

Note 19. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $50 million and $46 million at December 31, 2015 and December 31, 2014, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million and $9 million were included in Other Current Liabilities at December 31, 2015 and December 31, 2014, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $264 million and $306 million for anticipated costs related to workers’ compensation at December 31, 2015 and December 31, 2014, respectively. Of these amounts, $54 million and $71 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2015 and December 31, 2014, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

respect to pending claims, historical experience, and current cost trends. The decrease in liability from December 31, 2014 to December 31, 2015 reflects the dissolution of the global alliance with SRI and actuarial adjustments, which were partially offset by increased claim activity related to a previously closed facility. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2015 and December 31, 2014, the liability was discounted using a risk-free rate of return. At December 31, 2015, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $31 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $315 million and $324 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2015 and December 31, 2014, respectively. Of these amounts, $45 million and $46 million were included in Other Current Liabilities at December 31, 2015 and December 31, 2014, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2015, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates. We have recorded an indemnification asset within Accounts Receivable of $6 million and within Other Assets of $26 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by GDTNA during the existence of the global alliance with SRI, subject to certain caps.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 117,800 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $497 million and $458 million through December 31, 2015 and December 31, 2014, respectively.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2015	2014	2013
Pending claims, beginning of year	73,800	74,000	73,200
New claims filed during the year	1,900	1,900	2,600
Claims settled/dismissed during the year	(8,300)	(2,100)	(1,800)
Pending claims, end of year	67,400	73,800	74,000
Payments(1)	$19	$20	$19

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $171 million and $151 million at December 31, 2015 and December 31, 2014, respectively. The increase in the liability during 2015 is based on updated assumptions for defense costs and indemnity costs in future periods based on historical cost data and trends. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant.
We maintain certain primary and excess insurance coverage under coverage-in-place agreements, and also have additional excess liability insurance with respect to asbestos liabilities. After consultation with our outside legal counsel and giving consideration to agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors, we determine an amount we expect is probable of recovery from such carriers. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery.
We recorded a receivable related to asbestos claims of $117 million at December 31, 2015 and $71 million at December 31, 2014. The increase in the receivable is related to changes in assumptions for probable insurance recoveries for asbestos claims in future

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

periods which positively impacted the receivable by $21 million, as well as an increase in anticipated insurance recoveries corresponding to the increase in the gross liability. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million and $13 million were included in Current Assets as part of Accounts Receivable at December 31, 2015 and December 31, 2014, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2015, we had approximately $410 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements, which increased as a result of recent changes in assumptions for insurance recoveries. We also had additional unsettled excess level policy limits potentially applicable to such costs. We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.
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
Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €111 million ($121 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize income tax benefits when based on new information we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, our results of operations and effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and lead to recognition of expense to the extent the settlement amount exceeds recorded liabilities and, in the case of an income tax settlement, result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction of expense to the extent the settlement amount is lower than recorded liabilities and, in the case of an income tax settlement, result in a reduction in our effective tax rate in the period of resolution.
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
Binding Commitments and Guarantees
At December 31, 2015, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond 2016 are expected to total approximately $4,000 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees and other commitments totaling approximately $49 million and $7 million at December 31, 2015 and December 31, 2014, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay GDTNA's outstanding workers' compensation claims arising during the existence of the global alliance. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to decrease over time as GDTNA pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
Indemnifications
At December 31, 2015, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations and employment-related matters; and dealer, supplier and other commercial matters.
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
Warranty
We recorded $17 million and $22 million for potential claims under warranties offered by us at December 31, 2015 and 2014, respectively, the majority of which is recorded in Other Current Liabilities.
The following table presents changes in the warranty reserve during 2015 and 2014:

(in millions)	2015	2014
Balance at January 1	$22	$21
Payments made during the period	(37)	(39)
Expense recorded during the period	33	41
Translation adjustment	(1)	(1)
Balance at December 31	$17	$22

Note 20. Capital Stock
Mandatory Convertible Preferred Stock
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Dividends
During 2014 and 2013, we paid cash dividends of $15 million and $29 million, respectively, on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion of shares into common stock on April 1, 2014.
During 2015, 2014 and 2013 we paid cash dividends of $68 million, $60 million and $12 million, respectively, on our common stock. On January 15, 2016, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.07 per share on our common stock, or approximately $19 million in the aggregate. The cash dividend will be paid on March 1, 2016 to stockholders of record as of the close of business of February 1, 2016. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2015, we repurchased 5,571,909 shares at an average price, including commissions, of $32.32 per share, or $180 million in the aggregate. Since 2013, we repurchased 14,507,718 shares at an average price, including commissions, of $28.49 per share, or $413 million in the aggregate.
In addition, we repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2015, we repurchased 75,520 shares from employees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21. Reclassifications out of Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated Other Comprehensive Loss (AOCL) by component, for the year ended December 31, 2015 and 2014:

(In millions)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2013	$(690)	$(3,278)	$(1)	$34	$(3,935)
Other comprehensive income (loss) before reclassifications	(206)	(112)	13	2	(303)
Amounts reclassified from accumulated other comprehensive loss	3	105	—	—	108
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at December 31, 2014	$(894)	$(3,285)	$12	$36	$(4,131)
Other comprehensive income (loss) before reclassifications	(251)	(68)	15	(4)	(308)
Amounts reclassified from accumulated other comprehensive loss	16	325	(21)	(32)	288
Purchase of subsidiary shares from minority interest	(3)	(105)	1	—	(107)
Deconsolidation of Venezuelan subsidiary (Note 1)	186	62	—	—	248
Balance at December 31, 2015	$(946)	$(3,071)	$7	$—	$(4,010)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents reclassifications out of AOCL for the year ended December 31, 2015 and 2014:

	Year Ended December 31,
(In millions)	2015	2014
Component of AOCL	Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$16	$3	Other (Income) Expense
Deconsolidation of Venezuelan subsidiary (Note 1)	186	—	Loss on Deconsolidation of Venezuelan Subsidiary
Tax effect	—	—	United States and Foreign Taxes
Minority interest	—	—	Minority Shareholders' Net Income
Net of tax	$202	$3	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$103	$115	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	142	48	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to divestitures	184	—	Other (Income) Expense
Deconsolidation of Venezuelan subsidiary (Note 1)	62	—	Loss on Deconsolidation of Venezuelan Subsidiary
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$491	$163
Tax effect	(101)	(49)	United States and Foreign Taxes
Minority interest	(3)	(9)	Minority Shareholders' Net Income
Net of tax	$387	$105	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(28)	$—	Cost of Goods Sold
Tax effect	3	1	United States and Foreign Taxes
Minority interest	4	(1)	Minority Shareholders' Net Income
Net of tax	$(21)	$—	Goodyear Net Income

Unrealized Investment (Gains), before tax	$(30)	$—	Other (Income) Expense
Tax effect	(2)	—	United States and Foreign Taxes
Minority interest	—	—	Minority Shareholders' Net Income
Net of tax	$(32)	$—	Goodyear Net Income

Total reclassifications	$536	$108	Goodyear Net Income

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 22. Consolidating Financial Information
Certain of our subsidiaries have guaranteed our obligations under the $282 million outstanding principal amount of 8.75% notes due 2020, the $900 million outstanding principal amount of 6.5% senior notes due 2021, the $700 million outstanding principal amount of 7% senior notes due 2022 and the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

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
Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of the capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group. In 2015, the Parent Company acquired the common shares of a non-guarantor subsidiary from another non-guarantor subsidiary at a cost of $145 million. The transaction was settled by the cancellation of intercompany balances between the Parent Company and the transferring non-guarantor subsidiary. In addition, in 2015 the Parent Company capitalized approximately $90 million of intercompany receivables from a non-guarantor subsidiary with a corresponding increase in equity of the subsidiary.
Certain non-guarantor subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$354	$70	$1,052	$—	$1,476
Accounts Receivable	814	136	1,083	—	2,033
Accounts Receivable From Affiliates	—	609	—	(609)	—
Inventories	1,199	157	1,152	(44)	2,464
Prepaid Expenses and Other Current Assets	51	3	111	3	168
Total Current Assets	2,418	975	3,398	(650)	6,141
Goodwill	—	24	407	124	555
Intangible Assets	118	—	20	—	138
Deferred Income Taxes	2,049	19	73	—	2,141
Other Assets	246	81	353	7	687
Investments in Subsidiaries	4,088	383	—	(4,471)	—
Property, Plant and Equipment	2,377	216	4,213	(29)	6,777
Total Assets	$11,296	$1,698	$8,464	$(5,019)	$16,439
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,002	$189	$1,578	$—	$2,769
Accounts Payable to Affiliates	540	—	69	(609)	—
Compensation and Benefits	411	29	226	—	666
Other Current Liabilities	328	16	547	(5)	886
Notes Payable and Overdrafts	—	—	49	—	49
Long Term Debt and Capital Leases Due Within One Year	6	—	581	—	587
Total Current Liabilities	2,287	234	3,050	(614)	4,957
Long Term Debt and Capital Leases	3,835	—	1,285	—	5,120
Compensation and Benefits	725	97	646	—	1,468
Deferred Income Taxes	—	1	92	(2)	91
Other Long Term Liabilities	529	15	119	(2)	661
Total Liabilities	7,376	347	5,192	(618)	12,297
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	267	—	—	—	267
Other Equity	3,653	1,351	3,050	(4,401)	3,653
Goodyear Shareholders’ Equity	3,920	1,351	3,050	(4,401)	3,920
Minority Shareholders’ Equity — Nonredeemable	—	—	222	—	222
Total Shareholders’ Equity	3,920	1,351	3,272	(4,401)	4,142
Total Liabilities and Shareholders’ Equity	$11,296	$1,698	$8,464	$(5,019)	$16,439

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$674	$89	$1,398	$—	$2,161
Accounts Receivable	833	166	1,127	—	2,126
Accounts Receivable From Affiliates	—	623	—	(623)	—
Inventories	1,151	148	1,410	(38)	2,671
Prepaid Expenses and Other Current Assets	39	2	160	—	201
Total Current Assets	2,697	1,028	4,095	(661)	7,159
Goodwill	—	24	462	115	601
Intangible Assets	114	—	24	—	138
Deferred Income Taxes	2,126	31	95	1	2,253
Other Assets	234	86	411	9	740
Investments in Subsidiaries	4,054	416	—	(4,470)	—
Property, Plant and Equipment	2,329	132	4,721	(29)	7,153
Total Assets	$11,554	$1,717	$9,808	$(5,035)	$18,044
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$910	$191	$1,777	$—	$2,878
Accounts Payable to Affiliates	557	—	66	(623)	—
Compensation and Benefits	392	31	301	—	724
Other Current Liabilities	350	23	581	(4)	950
Notes Payable and Overdrafts	—	—	30	—	30
Long Term Debt and Capital Leases Due Within One Year	6	—	142	—	148
Total Current Liabilities	2,215	245	2,897	(627)	4,730
Long Term Debt and Capital Leases	4,375	—	1,841	—	6,216
Compensation and Benefits	666	127	883	—	1,676
Deferred Income Taxes	—	1	91	(2)	90
Other Long Term Liabilities	688	35	188	(6)	905
Total Liabilities	7,944	408	5,900	(635)	13,617
Commitments and Contingent Liabilities
Minority Shareholders’ Equity	—	—	392	190	582
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	269	—	—	—	269
Other Equity	3,341	1,309	3,281	(4,590)	3,341
Goodyear Shareholders’ Equity	3,610	1,309	3,281	(4,590)	3,610
Minority Shareholders’ Equity — Nonredeemable	—	—	235	—	235
Total Shareholders’ Equity	3,610	1,309	3,516	(4,590)	3,845
Total Liabilities and Shareholders’ Equity	$11,554	$1,717	$9,808	$(5,035)	$18,044

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,566	$2,129	$10,308	$(3,560)	$16,443
Cost of Goods Sold	5,804	1,915	8,090	(3,645)	12,164
Selling, Administrative and General Expense	1,053	172	1,392	(3)	2,614
Rationalizations	13	—	101	—	114
Interest Expense	317	22	131	(58)	412
Loss on Deconsolidation of Venezuelan Subsidiary	374	—	272	—	646
Other (Income) Expense	(433)	(13)	177	154	(115)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	438	33	145	(8)	608
United States and Foreign Tax Expense	104	10	112	6	232
Equity in Earnings (Loss) of Subsidiaries	(27)	19	—	8	—
Net Income (Loss)	307	42	33	(6)	376
Less: Minority Shareholders’ Net Income	—	—	69	—	69
Goodyear Net Income (Loss)	$307	$42	$(36)	$(6)	$307
Comprehensive Income (Loss)	$535	$54	$46	$(94)	$541
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	32	(26)	6
Goodyear Comprehensive Income (Loss)	$535	$54	$14	$(68)	$535

	Year Ended December 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,915	$2,487	$12,051	$(4,315)	$18,138
Cost of Goods Sold	6,457	2,237	9,622	(4,410)	13,906
Selling, Administrative and General Expense	916	166	1,645	(7)	2,720
Rationalizations	(6)	—	101	—	95
Interest Expense	332	26	133	(63)	428
Other (Income) Expense	(91)	(11)	228	176	302
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	307	69	322	(11)	687
United States and Foreign Tax (Benefit) Expense	(2,026)	14	174	4	(1,834)
Equity in Earnings of Subsidiaries	119	28	—	(147)	—
Net Income (Loss)	2,452	83	148	(162)	2,521
Less: Minority Shareholders’ Net Income	—	—	69	—	69
Goodyear Net Income (Loss)	2,452	83	79	(162)	2,452
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$2,445	$83	$79	$(162)	$2,445
Comprehensive Income (Loss)	$2,257	$89	$(11)	$(58)	$2,277
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	46	(26)	20
Goodyear Comprehensive Income (Loss)	$2,257	$89	$(57)	$(32)	$2,257

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$8,324	$2,690	$12,721	$(4,195)	$19,540
Cost of Goods Sold	7,001	2,415	10,399	(4,393)	15,422
Selling, Administrative and General Expense	946	171	1,658	(17)	2,758
Rationalizations	6	3	49	—	58
Interest Expense	315	29	114	(66)	392
Other (Income) Expense	(251)	5	83	260	97
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	307	67	418	21	813
United States and Foreign Tax (Benefit) Expense	22	43	88	(15)	138
Equity in Earnings of Subsidiaries	344	5	—	(349)	—
Net Income (Loss)	629	29	330	(313)	675
Less: Minority Shareholders’ Net Income	—	—	46	—	46
Goodyear Net Income (Loss)	629	29	284	(313)	629
Less: Preferred Stock Dividends	29	—	—	—	29
Goodyear Net Income (Loss) available to Common Shareholders	$600	$29	$284	$(313)	$600
Comprehensive Income (Loss)	$1,242	$107	$353	$(382)	$1,320
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	69	9	78
Goodyear Comprehensive Income (Loss)	$1,242	$107	$284	$(391)	$1,242

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$979	$149	$612	$(53)	$1,687
Cash Flows from Investing Activities:
Capital Expenditures	(315)	(119)	(558)	9	(983)
Asset Dispositions	48	—	14	—	62
Decrease in Cash Due to Deconsolidation of Venezuelan Subsidiary	—	—	(320)	—	(320)
Decrease (Increase) in Restricted Cash	—	—	(6)	—	(6)
Short Term Securities Acquired	—	—	(77)	—	(77)
Short Term Securities Redeemed	—	—	69	—	69
Capital Contributions Received and Loans Incurred	(70)	—	(90)	160	—
Capital Redemptions and Loans Paid	122	—	125	(247)	—
Other Transactions	—	—	(7)	—	(7)
Total Cash Flows from Investing Activities	(215)	(119)	(850)	(78)	(1,262)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	55	—	118	(70)	103
Short Term Debt and Overdrafts Paid	(15)	(16)	(123)	70	(84)
Long Term Debt Incurred	1,736	—	1,083	—	2,819
Long Term Debt Paid	(2,341)	—	(974)	—	(3,315)
Common Stock Issued	53	—	—	—	53
Common Stock Repurchased	(180)	—	—	—	(180)
Common Stock Dividends Paid	(68)	—	—	—	(68)
Capital Contributions Received and Loans Incurred	90	12	58	(160)	—
Capital Redemptions and Loans Paid	(125)	(15)	(107)	247	—
Intercompany Dividends Paid	—	(17)	(27)	44	—
Transactions with Minority Interests in Subsidiaries	—	—	(9)	—	(9)
Debt Related Costs and Other Transactions	(18)	—	(15)	—	(33)
Dissolution of Global Alliance	(271)	—	—	—	(271)
Total Cash Flows from Financing Activities	(1,084)	(36)	4	131	(985)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(13)	(112)	—	(125)
Net Change in Cash and Cash Equivalents	(320)	(19)	(346)	—	(685)
Cash and Cash Equivalents at Beginning of the Year	674	89	1,398	—	2,161
Cash and Cash Equivalents at End of the Year	$354	$70	$1,052	$—	$1,476

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(334)	$195	$758	$(279)	$340
Cash Flows from Investing Activities:
Capital Expenditures	(303)	(19)	(607)	6	(923)
Asset Dispositions	9	2	7	—	18
Decrease (Increase) in Restricted Cash	(1)	—	6	—	5
Short Term Securities Acquired	—	—	(72)	—	(72)
Short Term Securities Redeemed	—	—	95	—	95
Capital Contributions Received and Loans Incurred	(382)	—	(457)	839	—
Capital Redemptions and Loans Paid	459	—	244	(703)	—
Other Transactions	13	—	13	—	26
Total Cash Flows from Investing Activities	(205)	(17)	(771)	142	(851)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	22	—	60	(36)	46
Short Term Debt and Overdrafts Paid	(14)	(22)	(24)	36	(24)
Long Term Debt Incurred	601	—	1,241	—	1,842
Long Term Debt Paid	(608)	—	(947)	—	(1,555)
Common Stock Issued	39	—	—	—	39
Common Stock Repurchased	(234)	—	—	—	(234)
Common Stock Dividends Paid	(60)	—	—	—	(60)
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions Received and Loans Incurred	457	47	335	(839)	—
Capital Redemptions and Loans Paid	(244)	—	(459)	703	—
Intercompany Dividends Paid	—	(203)	(70)	273	—
Transactions with Minority Interests in Subsidiaries	—	—	(49)	—	(49)
Debt Related Costs and Other Transactions	—	—	(1)	—	(1)
Total Cash Flows from Financing Activities	(56)	(178)	86	137	(11)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(5)	(308)	—	(313)
Net Change in Cash and Cash Equivalents	(595)	(5)	(235)	—	(835)
Cash and Cash Equivalents at Beginning of the Year	1,269	94	1,633	—	2,996
Cash and Cash Equivalents at End of the Year	$674	$89	$1,398	$—	$2,161

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2013
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$17	$16	$1,009	$(104)	$938
Cash Flows from Investing Activities:
Capital Expenditures	(220)	(19)	(940)	11	(1,168)
Asset Dispositions	2	—	23	—	25
Decrease (Increase) in Restricted Cash	—	—	14	—	14
Short Term Securities Acquired	—	—	(105)	—	(105)
Short Term Securities Redeemed	—	—	89	—	89
Capital Contributions Received and Loans Incurred	(91)	(11)	(170)	272	—
Capital Redemptions and Loans Paid	214	—	403	(617)	—
Other Transactions	—	—	9	—	9
Total Cash Flows from Investing Activities	(95)	(30)	(677)	(334)	(1,136)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	14	—	121	(104)	31
Short Term Debt and Overdrafts Paid	(90)	(14)	(120)	104	(120)
Long Term Debt Incurred	900	—	1,013	—	1,913
Long Term Debt Paid	(11)	—	(670)	—	(681)
Common Stock Issued	26	—	—	—	26
Common Stock Repurchased	(4)	—	—	—	(4)
Common Stock Dividends Paid	(12)	—	—	—	(12)
Preferred Stock Dividends Paid	(29)	—	—	—	(29)
Capital Contributions Received and Loans Incurred	170	58	44	(272)	—
Capital Redemptions and Loans Paid	(403)	—	(214)	617	—
Intercompany Dividends Paid	—	—	(93)	93	—
Transactions with Minority Interests in Subsidiaries	—	—	(26)	—	(26)
Debt Related Costs and Other Transactions	(16)	—	—	—	(16)
Total Cash Flows from Financing Activities	545	44	55	438	1,082
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(4)	(165)	—	(169)
Net Change in Cash and Cash Equivalents	467	26	222	—	715
Cash and Cash Equivalents at Beginning of the Year	802	68	1,411	—	2,281
Cash and Cash Equivalents at End of the Year	$1,269	$94	$1,633	$—	$2,996

Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2015
Net Sales	$4,024	$4,172	$4,184	$4,063	$16,443
Gross Profit	958	1,145	1,184	992	4,279
Net Income (Loss)	236	208	305	(373)	376
Less: Minority Shareholders’ Net Income (Loss)	12	16	34	7	69
Goodyear Net Income (Loss)	224	192	271	(380)	307
Goodyear Net Income (Loss) available to Common Shareholders	$224	$192	$271	$(380)	$307
Goodyear Net Income (Loss) available to Common Shareholders - Per Share of Common Stock:
— Basic	$0.83	$0.71	$1.01	$(1.42)	$1.14
— Diluted *	$0.82	$0.70	$0.99	$(1.42)	$1.12

Weighted Average Shares Outstanding — Basic	270	270	269	269	269
— Diluted	274	274	274	269	273

Dividends Declared per Share of Common Stock	$0.06	$0.06	$0.06	$0.07	$0.25

Price Range of Common Stock: High	$28.98	$32.74	$32.95	$35.30	$35.30
Low	23.74	26.38	25.50	28.61	23.74
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,280	$17,456	$17,456	$16,439
Total Debt and Capital Leases	6,226	6,103	6,000	5,756
Goodyear Shareholders’ Equity	3,792	3,970	4,143	3,920
Total Shareholders’ Equity	4,019	4,196	4,362	4,142

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
All numbers presented below are after-tax and minority.
The first quarter of 2015 included the recognition of royalty income of $99 million resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business. Net charges included rationalization charges of $12 million primarily relating to the closure of one of our manufacturing facilities in Amiens, France, charges of $5 million primarily relating to a foreign tax audit, charges of $4 million related to a previously closed facility in Greece, accelerated depreciation and asset write-offs of $2 million, and net losses on asset sales of $1 million.
The second quarter of 2015 included rationalization charges of $32 million primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. The second quarter of 2015 also included charges of $2 million relating to asset sale transaction costs, charges of $2 million relating to discrete tax items, and net losses on asset sales of $1 million.
The third quarter of 2015 included a benefit of $16 million relating to the recovery of past costs from one of our asbestos insurers, discrete tax benefits of $8 million, and a benefit of $5 million primarily relating to indirect tax claims in Brazil. Net charges included rationalization charges of $14 million primarily related to plans to reduce manufacturing and SAG headcount in EMEA, net losses on asset sales of $11 million, charges of $2 million relating to asset sale transaction costs, and charges of $2 million relating to accelerated depreciation and asset write-offs.

The fourth quarter of 2015 included a loss on the deconsolidation of our Venezuelan subsidiary of $577 million, charges relating to pension settlements of $86 million, debt repayment charges of $35 million, rationalization charges of $26 million, and charges relating to accelerated depreciation and asset write-offs of $4 million. Net gains included gains on asset sales of $38 million related to the dissolution of the global alliance with SRI, a gain of $32 million on the sale of our investment in shares of SRI, a net income tax benefit of $18 million, a benefit of $2 million relating to indirect tax assessments in Latin America, and net gains on other asset sales of $1 million.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2014
Net Sales	$4,469	$4,656	$4,657	$4,356	$18,138
Gross Profit	951	1,124	1,141	1,016	4,232
Net Income (Loss)	(38)	232	199	2,128	2,521
Less: Minority Shareholders’ Net Income (Loss)	13	19	38	(1)	69
Goodyear Net Income (Loss)	(51)	213	161	2,129	2,452
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$(58)	$213	$161	$2,129	$2,445
Goodyear Net Income (Loss) available to Common Shareholders - Per Share of Common Stock:
— Basic	$(0.23)	$0.77	$0.58	$7.82	$9.13
— Diluted*	$(0.23)	$0.76	$0.58	$7.68	$8.78

Dividends Declared per Share of Common Stock	$0.05	$0.05	0.06	$0.06	$0.22

Weighted Average Shares Outstanding — Basic	248	276	275	272	268
— Diluted	248	281	279	277	279

Price Range of Common Stock: High	$28.32	$28.48	$28.70	$28.86	$28.86
Low	22.33	23.79	22.32	18.87	18.87
Selected Balance Sheet Items at Quarter-End:
Total Assets	$16,997	$16,851	$16,589	$18,044
Total Debt and Capital Leases	7,120	6,762	6,855	6,394
Goodyear Shareholders’ Equity	1,593	1,825	1,862	3,610
Total Shareholders’ Equity	1,837	2,069	2,103	3,845

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
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
Management’s Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” that, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, we define to mean controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 52 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedules, and the effectiveness of internal control over financial reporting is presented on page 53 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2016 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").

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
The Goodyear Tire & Rubber Company
Attention: Investor Relations
200 Innovation Way
Akron, Ohio 44316-0001
(330) 796-3751
Goodyear’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”) is also posted on Goodyear’s website. Amendments to and waivers of the Code of Ethics will be disclosed on the website.
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
See Part II, Item 5 for information regarding our equity compensation plans. The other information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
(1)Financial Statements:  See Index to Consolidated Financial Statements on page 51 of this Annual Report.

(2)
Financial Statement Schedules:  See Index to Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedule at page FS-2 is incorporated into and made a part of this Annual Report.

(3)
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
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 9, 2016	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 9, 2016		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 9, 2016		/s/ LAURA K. THOMPSON
Laura K. Thompson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 9, 2016		/s/ RICHARD J. NOECHEL
Richard J. Noechel, Vice President and Controller (Principal Accounting Officer)

		WILLIAM J. CONATY, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director LAURETTE T. KOELLNER, Director W. ALAN McCOLLOUGH, Director	/s/ LAURA K. THOMPSON
Date:	February 9, 2016	JOHN E. McGLADE, Director MICHAEL J. MORELL, Director RODERICK A. PALMORE, Director STEPHANIE A. STREETER, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director	Laura K. Thompson, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR THE COMPANY'S
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015
_______________________________________________________
INDEX TO FINANCIAL STATEMENT SCHEDULES
Financial Statement Schedules:

	Schedule No.	Page Number
Valuation and Qualifying Accounts	II	FS-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Financial statements relating to 50 percent or less owned companies, the investments in which are accounted for by the equity method, have been omitted as permitted because these companies would not constitute a significant subsidiary.

FS- 1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2015
Allowance for doubtful accounts	$89	$32	$—	$(8)	(a)	$(8)	$105
Valuation allowance — deferred tax assets	632	31	8	(4)		(46)	621

2014
Allowance for doubtful accounts	$99	$19	$—	$(39)	(a)	$10	$89
Valuation allowance — deferred tax assets	2,968	(2,253)	(32)	—		(51)	632

2013
Allowance for doubtful accounts	$99	$18	$—	$(20)	(a)	$2	$99
Valuation allowance — deferred tax assets	3,393	(206)	(234)	—		15	2,968
Note:    (a) Accounts receivable charged off.

FS- 2

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For the Year Ended December 31, 2015

INDEX OF EXHIBITS

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(a)
Framework Agreement, dated as of June 4, 2015, by and between the Company and Sumitomo Rubber Industries, Ltd. (incorporated by reference, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927).

In accordance with Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any such schedule or similar attachment to the SEC upon request.

3	Articles of Incorporation and By-Laws
(a)
Certificate of Amended Articles of Incorporation of The Goodyear Tire & Rubber Company, dated December 20, 1954, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 6, 1993, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated June 4, 1996, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 18, 2006, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 22, 2009, Certificate of Amendment to Amended Articles of Incorporation of the Company, dated March 30, 2011, and Certificate of Amendment to Amended Articles of Incorporation of the Company, dated April 16, 2015, together comprising the Company's Articles of Incorporation, as amended (incorporated by reference, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927).

(b)
Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and as most recently amended on April 13, 2015 (incorporated by reference, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927).

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

(d)
Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the Second Supplemental Indenture thereto, dated as of February 28, 2012, in respect of the Company's 7% Senior Notes due 2022 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed February 28, 2012, File No. 1-1927), as supplemented by the Third Supplemental Indenture thereto, dated as of February 25, 2013, in respect of the Company’s 6.5% Senior Notes due 2021 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed February 25, 2013, File No. 1-1927), and as supplemented by the Fourth Supplemental Indenture thereto, dated as of November 5, 2015, in respect of the Company’s 5.125% Senior Notes due 2023 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed November 5, 2015, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(e)	Indenture, dated as of December 15, 2015, among Goodyear Dunlop Tires Europe B.V., as Issuer, the Company, as Parent Guarantor, the subsidiary guarantors party thereto, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Transfer Agent, and Deutsche Bank Luxembourg S.A., as Registar and Luxembourg Paying Agent and Transfer Agent, in respect of GDTE's 3.75% Senior Notes due 2023.	4.1

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long term debt of the Company and its consolidated subsidiaries pursuant to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

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

(c)
First Amendment, dated as of June 16, 2015, to the Amended and Restated Second Lien Credit Agreement, dated as of April 19, 2012, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927).

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

(i)
Amended and Restated Revolving Credit Agreement, dated as of May 12, 2015, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BNP Paribas, as Syndication Agent, and the documentation agents, joint bookrunners and joint lead arrangers identified therein (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(j)
Amendment and Restatement Agreement, dated as of May 12, 2015, among the Company, Goodyear Dunlop Tires Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BNP Paribas, as Issuing Bank, the subsidiary guarantors party thereto, and the lenders party thereto (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927).

(k)
Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as amended and restated as of February 20, 2004, and as further amended and restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V., the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2011 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-1927), and as amended by the Amendment and Restatement Agreement, dated as of May 12, 2015 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927).

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

(o)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).
(p)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 6, 2013, File No. 1-1927).
(q)*
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 6, 2013, File No. 1-1927).

(r)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(s)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(t)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(u)*	Form of Restricted Stock Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(v)*	Form of Restricted Stock Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed August 12, 2013, File No. 1-1927).
(w)*	2008 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(x)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(y)*
Performance Recognition Plan of the Company, as amended and restated on October 7, 2008 (incorporated by reference, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(z)*	The Goodyear Tire & Rubber Company Management Incentive Plan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 11, 2008, File No. 1-1927).
(aa)*
Executive Performance Plan of the Company effective January 1, 2004 (incorporated by reference, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(bb)*
Form of Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-1927).

(cc)*
Form of Amendment to Grant Agreement for Executive Performance Plan (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-1927).

(dd)*
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

(gg)*
Deferred Compensation Plan for Executives, as amended and restated effective October 1, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-1927).

(hh)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 1, 2015.	10.1
(ii)*
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2015.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
99	Additional Exhibits
(a)	Unaudited pro forma consolidated statement of operations for the fiscal year ended December 31, 2015.	99.1

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
101	Interactive Data File

(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	101

*	Indicates management contract or compensatory plan or arrangement