Form 10-Q
period 2016-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2016-04-27
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2016:	265,944,083

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
EX-99.1
EX-99.2
EX-99.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2016	2015
Net Sales	$3,691	$4,024
Cost of Goods Sold	2,701	3,066
Selling, Administrative and General Expense	615	608
Rationalizations (Note 2)	11	16
Interest Expense	91	107
Other (Income) Expense (Note 3)	6	(132)
Income before Income Taxes	267	359
United States and Foreign Taxes (Note 4)	78	123
Net Income	189	236
Less: Minority Shareholders’ Net Income	5	12
Goodyear Net Income	$184	$224
Goodyear Net Income — Per Share of Common Stock
Basic	$0.69	$0.83
Weighted Average Shares Outstanding (Note 5)	267	270
Diluted	$0.68	$0.82
Weighted Average Shares Outstanding (Note 5)	271	274

Cash Dividends Declared Per Common Share	$0.07	$0.06
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net Income	$189	$236
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $17 in 2016 (($34) in 2015)	60	(128)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 in 2016 ($9 in 2015)	16	19
Decrease (increase) in net actuarial losses, net of tax of ($1) in 2016 ($0 in 2015)	—	—
Deferred derivative gains (losses), net of tax of ($1) in 2016 ($2 in 2015)	(6)	13
Reclassification adjustment for amounts recognized in income, net of tax of ($1) in 2016 (($1) in 2015)	(3)	(4)
Unrealized investment gains, net of tax of $0 in 2016 ($4 in 2015)	—	7
Other Comprehensive Income (Loss)	67	(93)
Comprehensive Income	256	143
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	12	(50)
Goodyear Comprehensive Income	$244	$193
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2016	2015
Assets:
Current Assets:
Cash and Cash Equivalents	$1,079	$1,476
Accounts Receivable, less Allowance — $114 ($105 in 2015)	2,482	2,033
Inventories:
Raw Materials	418	419
Work in Process	145	138
Finished Products	2,073	1,907
	2,636	2,464
Prepaid Expenses and Other Current Assets	178	153
Total Current Assets	6,375	6,126
Goodwill	574	555
Intangible Assets	138	138
Deferred Income Taxes (Note 4)	2,074	2,141
Other Assets	676	654
Property, Plant and Equipment, less Accumulated Depreciation — $8,934 ($8,637 in 2015)	6,940	6,777
Total Assets	$16,777	$16,391

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,653	$2,769
Compensation and Benefits (Notes 9 and 10)	615	666
Other Current Liabilities	943	886
Notes Payable and Overdrafts (Note 7)	76	49
Long Term Debt and Capital Leases due Within One Year (Note 7)	314	585
Total Current Liabilities	4,601	4,955
Long Term Debt and Capital Leases (Note 7)	5,685	5,074
Compensation and Benefits (Notes 9 and 10)	1,437	1,468
Deferred Income Taxes (Note 4)	87	91
Other Long Term Liabilities	635	661
Total Liabilities	12,445	12,249
Commitments and Contingent Liabilities (Note 11)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 266 million (267 million in 2015) after deducting 12 million treasury shares (11 million in 2015)	266	267
Capital Surplus	3,053	3,093
Retained Earnings	4,735	4,570
Accumulated Other Comprehensive Loss	(3,950)	(4,010)
Goodyear Shareholders’ Equity	4,104	3,920
Minority Shareholders’ Equity — Nonredeemable	228	222
Total Shareholders’ Equity	4,332	4,142
Total Liabilities and Shareholders’ Equity	$16,777	$16,391
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2016	2015
Cash Flows from Operating Activities:
Net Income	$189	$236
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	174	172
Amortization and Write-Off of Debt Issuance Costs	7	2
Provision for Deferred Income Taxes	46	91
Net Rationalization Charges (Note 2)	11	16
Rationalization Payments	(24)	(26)
Net (Gains) Losses on Asset Sales (Note 3)	(1)	1
Pension Contributions and Direct Payments	(25)	(26)
Gain on Recognition of Deferred Royalty Income (Note 3)	—	(155)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(399)	(495)
Inventories	(116)	8
Accounts Payable — Trade	(96)	(82)
Compensation and Benefits	(100)	(82)
Other Current Liabilities	24	(9)
Other Assets and Liabilities	(71)	87
Total Cash Flows from Operating Activities	(381)	(262)
Cash Flows from Investing Activities:
Capital Expenditures	(253)	(204)
Asset Dispositions (Note 3)	1	1
Decrease in Restricted Cash	7	2
Short Term Securities Acquired	(12)	—
Short Term Securities Redeemed	—	21
Total Cash Flows from Investing Activities	(257)	(180)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	26	16
Short Term Debt and Overdrafts Paid	(2)	(22)
Long Term Debt Incurred	1,085	616
Long Term Debt Paid	(822)	(628)
Common Stock Issued	2	2
Common Stock Repurchased (Note 12)	(50)	(1)
Common Stock Dividends Paid (Note 12)	(19)	(16)
Transactions with Minority Interests in Subsidiaries	(6)	(1)
Debt Related Costs and Other Transactions	(1)	—
Total Cash Flows from Financing Activities	213	(34)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	28	(72)
Net Change in Cash and Cash Equivalents	(397)	(548)
Cash and Cash Equivalents at Beginning of the Period	1,476	2,161
Cash and Cash Equivalents at End of the Period	$1,079	$1,613
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America ("US GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2016.
Effective January 1, 2016, we combined our North America and Latin America strategic business units ("SBUs") into one Americas SBU. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer. Prior periods have been restated to reflect this change.
Recently Adopted Accounting Standards
Effective January 1, 2016, we adopted an accounting standards update providing new guidance that eliminates the requirement in a business combination to restate prior period financial statements for measurement period adjustments. Instead, measurement period adjustments will be recognized in the reporting period in which the adjustment is identified. The adoption of this standards update did not impact our consolidated financial statements.
Effective January 1, 2016, we adopted an accounting standards update providing new guidance on whether a cloud computing arrangement includes a software license and the accounting for such an arrangement. If a cloud computing arrangement includes a software license, then the software license element of the arrangement is accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the agreement is accounted for as a service contract. The adoption of this standards update did not have a material impact on our consolidated financial statements.
Effective January 1, 2016, we adopted an accounting standards update providing new guidance on the presentation of debt issuance costs that requires costs incurred to issue debt to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements will be presented as an asset. The new guidance also requires the amortization of such costs be reported in Interest Expense in the Statement of Operations. The adoption of this standards update resulted in reclassifications of $15 million from Prepaid Expenses and Other Current Assets and $33 million from Other Assets which decreased Long Term Debt and Capital Leases Due Within One Year by $2 million and Long Term Debt and Capital Leases by $46 million at December 31, 2015.  The adoption of this standards update also resulted in a reclassification of $4 million of expense from Other (Income) Expense to Interest Expense in the Statement of Operations for the three months ended March 31, 2015.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update with new guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. The standards update is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted in an interim or annual period; however, all amendments must be adopted at the same time. We are currently assessing the impact of this standards update on our consolidated financial statements.
In March 2016, the FASB issued an accounting standards update with new guidance on the transition to the equity method of accounting. This update eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Instead, the investor is required to apply the equity method prospectively from the date the investment qualifies for the equity method. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment qualifies for the equity method. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, almost all leases will be required to be recognized on the balance sheet.  Lessor accounting is largely unchanged from the current accounting model.  The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. The standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. It must be adopted using a modified retrospective approach, and provides for certain practical expedients. The transition will require application at the beginning of the earliest comparative period presented at the time of adoption. We are currently assessing the impact of this standards update on our consolidated financial statements.
In July 2015, the FASB issued an accounting standards update with new guidance on the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of adopting this standards update on our consolidated financial statements.
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
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates with amendments to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We are currently evaluating our significant contracts and assessing any impact of adopting this standards update on our consolidated financial statements.
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
Effective December 31, 2015, we concluded that we did not meet the accounting criteria for control over our Venezuelan subsidiary and began reporting the results of our Venezuelan subsidiary using the cost method of accounting. We have determined the fair value of our investment in, and receivables from, our Venezuelan subsidiary to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods. Beginning January 1, 2016, our financial results do not include the operating results of our Venezuelan subsidiary although that subsidiary has continued operations. We will record income from sales of inventory and raw materials or from dividends or royalties to the extent cash is received from our Venezuelan subsidiary. Our exposure to future losses resulting from our Venezuelan subsidiary is limited to the extent that we decide to provide raw materials or finished goods to, or make future investments in, our Venezuelan subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dissolution of Global Alliance with Sumitomo Rubber Industries, Ltd. ("SRI")
On October 1, 2015, the Company completed the previously announced dissolution of its global alliance with SRI in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI.
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
Prior to October 1, 2015, GDTE’s assets and liabilities were included in our consolidated balance sheets and GDTE’s results of operations were included in our consolidated statements of operations, which also reflected SRI’s minority interest in GDTE. Subsequent to October 1, 2015, we continue to include GDTE in our consolidated balance sheets and consolidated statements of operations; however, there is no minority interest impact to our results of operations related to GDTE. Additionally, prior to October 1, 2015, we accounted for NGY under the equity method as we did not have a controlling financial interest in NGY. Subsequent to October 1, 2015, we have a controlling interest in NGY and, accordingly, NGY’s assets and liabilities are included in our consolidated balance sheets and NGY’s results of operations are included in our consolidated statements of operations.
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
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2015	$96	$7	$103
2016 Charges	4	7	11
Reversed to the Statements of Operations	—	—	—
Incurred, Net of Foreign Currency Translation of ($1) million and $0 million, respectively	(18)	(7)	(25)
Balance at March 31, 2016	$82	$7	$89
The accrual balance of $89 million at March 31, 2016 is expected to be substantially utilized within the next 12 months, and includes $30 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in Europe, Middle East and Africa ("EMEA"), as well as $20 million related to the closure of one of our manufacturing facilities in Amiens, France.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended
(In millions)	March 31,
	2016	2015
Current Year Plans
Associate Severance and Other Related Costs	$—	$—
Other Exit and Non-Cancelable Lease Costs	—	—
Current Year Plans - Net Charges	$—	$—

Prior Year Plans
Associate Severance and Other Related Costs	$4	$10
Other Exit and Non-Cancelable Lease Costs	7	6
Prior Year Plans - Net Charges	11	16
Total Net Charges	$11	$16

Asset Write-off and Accelerated Depreciation Charges	$2	$3
There were no new rationalization actions initiated during the first quarter of 2016 and 2015. Substantially all of the new charges for prior year plans for the three months ended March 31, 2016 and 2015 related to future cash outflows. Net prior year plan charges for the first quarter of 2016 include charges of $6 million for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France. In addition, net prior year plan charges for the first quarter of 2015 include charges of $12 million for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. Rationalization charges in 2016 of $11 million relate to previously announced rationalization plans that had approximately $365 million in charges incurred prior to 2016 and for which approximately $30 million is expected to be incurred in future periods.
In the first quarter of 2016, approximately 200 associates were released under plans initiated in prior years. In total, approximately 500 associates remain to be released under rationalization plans. At March 31, 2016, approximately 800 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note 11.
Accelerated depreciation charges for the three months ended March 31, 2016 primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility. Accelerated depreciation charges for the three months ended March 31, 2015 related to property and equipment in one of our manufacturing facilities in Amiens, France. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).
NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2016	2015
Financing fees and financial instruments	$16	$12
Royalty income	(4)	(165)
Interest income	(4)	(5)
Net foreign currency exchange (gains) losses	(2)	16
General and product liability expense (income) — discontinued products	(2)	5
Net (gains) losses on asset sales	(1)	1
Miscellaneous	3	4
	$6	$(132)
Royalty income in the first quarter of 2016 was $4 million, compared to $165 million in the first quarter of 2015. Royalty income is derived primarily from licensing arrangements related to divested businesses. Royalty income in 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net foreign currency exchange gains in the first quarter of 2016 were $2 million compared to losses of $16 million in the first quarter of 2015.
Also included in Other (Income) Expense are financing fees and financial instruments expense consisting of commitment fees and charges incurred in connection with financing transactions; interest income consisting primarily of amounts earned on cash deposits; general and product liability expense (income) — discontinued products which includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; and net gains and losses on asset sales. During the first quarter of 2016 general and product liability — discontinued products included a $3 million benefit for an insurance recovery related to past costs.
NOTE 4. INCOME TAXES
In the first quarter of 2016, we recorded tax expense of $78 million on income before income taxes of $267 million. For the first quarter of 2015, we recorded tax expense of $123 million on income before income taxes of $359 million. Income tax expense for the three months ended March 31, 2016 was favorably impacted by $12 million, primarily related to a $7 million tax benefit resulting from the release of a valuation allowance in our Americas operations and $5 million of tax benefits related to other discrete tax adjustments, including the resolution of an audit in our Americas operations. Income tax expense for the three months ended March 31, 2015 was unfavorably impacted by $4 million of discrete tax adjustments, primarily related to prior tax years, resulting from an audit in EMEA.
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
At January 1, 2016, we had unrecognized tax benefits of $54 million that if recognized, would have a favorable impact on our tax expense of $40 million. We had accrued interest of $5 million as of January 1, 2016. If not favorably settled, $9 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. We do not expect any changes to our unrecognized tax benefits to have a significant impact on our financial position or results of operations.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2016	2015
Earnings per share — basic:
Goodyear net income available to common shareholders	$184	$224
Weighted average shares outstanding	267	270
Earnings per common share — basic	$0.69	$0.83

Earnings per share — diluted:
Goodyear net income available to common shareholders	$184	$224
Weighted average shares outstanding	267	270
Dilutive effect of stock options and other dilutive securities	4	4
Weighted average shares outstanding — diluted	271	274
Earnings per common share — diluted	$0.68	$0.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted average shares outstanding - diluted for the three months ended March 31, 2015 exclude approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options).
NOTE 6. BUSINESS SEGMENTS
Effective January 1, 2016, we combined our North America and Latin America SBUs into one Americas SBU. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer. As a result, we now operate our business through three operating segments: Americas; Europe, Middle East and Africa; and Asia Pacific.
The prior year Americas operating income has been adjusted to reflect the elimination of intercompany profit between the former North America and Latin America SBUs, whereas the elimination had previously been reflected in Corporate CGS. In addition, certain start-up costs related to the construction of our new manufacturing facility in San Luis Potosi, Mexico were reclassified from Corporate Other (Income) Expense to Americas segment operating income to align with the new organizational structure beginning in 2016.

	Three Months Ended
	March 31,
(In millions)	2016	2015
Sales:
Americas	$1,951	$2,243
Europe, Middle East and Africa	1,251	1,331
Asia Pacific	489	450
Net Sales	$3,691	$4,024
Segment Operating Income:
Americas	$260	$248
Europe, Middle East and Africa	80	73
Asia Pacific	79	67
Total Segment Operating Income	$419	$388
Less:
Rationalizations	11	16
Interest expense	91	107
Other (income) expense (1)	6	(132)
Asset write-offs and accelerated depreciation	2	3
Corporate incentive compensation plans	26	13
Intercompany profit elimination	2	4
Retained expenses of divested operations	5	2
Other	9	16
Income before Income Taxes	$267	$359

(1)	Refer to Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales, as described in Note 3, Other (Income) Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Rationalizations:
Americas	$3	$—
Europe, Middle East and Africa	8	15
Asia Pacific	—	1
Total Segment Rationalizations	$11	$16

Net (Gains) Losses on Asset Sales:
Americas	$—	$(1)
Europe, Middle East and Africa	—	2
Asia Pacific	(1)	—
Total Segment Asset Sales	$(1)	$1

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$2	$3
Total Segment Asset Write-offs and Accelerated Depreciation	$2	$3
NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2016, we had total credit arrangements of $8,344 million, of which $1,988 million were unused. At that date, 40% of our debt was at variable interest rates averaging 5.45%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2016, we had short term committed and uncommitted credit arrangements totaling $518 million of which $442 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2016	2015
Notes payable and overdrafts	$76	$49
Weighted average interest rate	12.44%	9.42%
Long term debt and capital leases due within one year
Other domestic and foreign debt (including capital leases) (1)	$314	$587
Unamortized deferred financing fees	—	(2)
Total other domestic and foreign debt (including capital leases)	$314	$585
Weighted average interest rate	7.49%	6.68%
Total obligations due within one year	$390	$634

(1)
The decrease in long term debt and capital leases due within one year was due primarily to the redemption of the €250 million 6.75% senior notes due 2019 in January 2016. The notes were classified as current at December 31, 2015 in connection with the irrevocable call for their redemption issued in December 2015.

Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2016, we had long term credit arrangements totaling $7,826 million, of which $1,546 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2016		December 31, 2015
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$—		$272
8.75% due 2020	271		271
6.5% due 2021	900		900
7% due 2022	700		700
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	285		272
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2017	270	1.90%	—	—
Second lien term loan facility due 2019	598	3.75%	598	3.75%
€550 million revolving credit facility due 2020	268	1.75%	—	—
Pan-European accounts receivable facility	247	1.23%	125	1.35%
Chinese credit facilities	433	4.54%	465	5.22%
Other foreign and domestic debt(1)	873	8.50%	906	9.42%
Unamortized deferred financing fees	(43)		(48)
	5,952		5,611
Capital lease obligations	47		48
	5,999		5,659
Less portion due within one year	(314)		(585)
	$5,685		$5,074

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Amounts drawn under this facility bore interest at LIBOR plus 150 basis points.
Availability under the facility is subject to a borrowing base, which was based primarily on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2016, our borrowing base, and therefore our availability, under this facility was $618 million below the facility's stated amount of $2.0 billion.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
At March 31, 2016, we had $270 million of borrowings and $284 million of letters of credit issued under the revolving credit facility. At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility.
On April 7, 2016, we amended and restated the first lien revolving credit facility. Changes to the facility include extending the maturity to 2021 and reducing the interest rate for loans under the facility by 25 basis points to LIBOR plus 125 basis points, based on our current liquidity. In addition, the borrowing base will be increased to include (i) the value of our principal trademarks and (ii) certain cash in an amount not to exceed $200 million.
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
At March 31, 2016 and December 31, 2015, the amounts outstanding under this facility were $598 million.
€550 million Amended and Restated Senior Secured European Revolving Credit Facility due 2020
Our amended and restated €550 million European revolving credit facility consists of (i) a €125 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €425 million all-borrower tranche that is available to GDTE, GDTG and Goodyear Dunlop Tires Operations S.A. Up to €150 million of swingline loans and €50 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adverse change in our business or financial condition since December 31, 2014. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
At March 31, 2016, the amounts outstanding under the German and all-borrower tranche were $142 million (€125 million) and $126 million (€110 million), respectively. At December 31, 2015, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at March 31, 2016 and December 31, 2015.
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
At March 31, 2016, the amounts available and utilized under this program totaled $247 million (€217 million). At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $65 million (85 million Australian dollars) of funding. The terms of the facility provide flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. At March 31, 2016, the amounts available and utilized under this program were $36 million and $21 million, respectively. At December 31, 2015, the amounts available and utilized under this program were $34 million and $19 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2015 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2016, the gross amount of receivables sold was $249 million, compared to $299 million at December 31, 2015.
Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At March 31, 2016, these non-revolving credit facilities had total unused availability of $67 million and can only be used to finance the expansion of our manufacturing facility in China. At March 31, 2016 and December 31, 2015, the amounts outstanding under these facilities were $433 million and $465 million, respectively. The facilities ultimately mature in 2023 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At March 31, 2016 and December 31, 2015, restricted cash related to funds obtained under these credit facilities was $3 million and $11 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2016	2015
Fair Values — asset (liability):
Accounts receivable	$4	$10
Other current liabilities	(31)	(10)
At March 31, 2016 and December 31, 2015, these outstanding foreign currency derivatives had notional amounts of $1,188 million and $1,094 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $23 million and net transaction gains on derivatives of $58 million for the three months ended March 31, 2016 and 2015, respectively. These amounts were more than offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2016	2015
Fair Values — asset (liability):
Accounts receivable	$1	$5
Other current liabilities	(5)	(1)
At March 31, 2016 and December 31, 2015, these outstanding foreign currency derivatives had notional amounts of $156 million and $168 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2016	2015
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$7	$(15)
Amount of deferred (gain) loss reclassified from AOCL into CGS	(4)	(5)
The estimated net amount of deferred losses at March 31, 2016 that is expected to be reclassified to earnings within the next twelve months is $3 million.
The counterparties to our foreign currency contracts were considered by us to be substantial and creditworthy financial institutions that are recognized market makers at the time we entered into those contracts. We seek to control our credit exposure to these counterparties by diversifying across multiple counterparties, by setting counterparty credit limits based on long term credit ratings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Assets:
Investments	$9	$7	$9	$7	$—	$—	$—	$—
Foreign Exchange Contracts	5	15	—	—	5	15	—	—
Total Assets at Fair Value	$14	$22	$9	$7	$5	$15	$—	$—

Liabilities:
Foreign Exchange Contracts	$36	$11	$—	$—	$36	$11	$—	$—
Total Liabilities at Fair Value	$36	$11	$—	$—	$36	$11	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2016 and December 31, 2015. Long term debt with a fair value of $4,058 million and $4,291 million at March 31, 2016 and December 31, 2015, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

	March 31,	December 31,
(In millions)	2016	2015
Fixed Rate Debt:
Carrying amount — liability	$3,550	$3,844
Fair value — liability	3,742	4,018

Variable Rate Debt:
Carrying amount — liability	$2,402	$1,767
Fair value — liability	2,388	1,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2016	2015
Service cost — benefits earned during the period	$1	$1
Interest cost on projected benefit obligation	42	61
Expected return on plan assets	(64)	(75)
Amortization of net losses	27	28
Net periodic pension cost	$6	$15

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2016	2015
Service cost — benefits earned during the period	$7	$9
Interest cost on projected benefit obligation	20	29
Expected return on plan assets	(22)	(26)
Amortization of net losses	7	9
Net periodic pension cost	$12	$21

Effective January 1, 2016, we changed the method of estimating the service and interest components of net periodic cost for pension and other postretirement benefits for plans that utilize a yield curve approach. We elected to utilize a full yield curve approach in the measurement of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of projected benefit cash flows to the corresponding spot rates on the yield curve. This change is expected to reduce our 2016 annual net periodic pension cost by approximately $50 million to $75 million compared to the previous method and does not affect the measurement of our plan benefit obligations. We have accounted for this change as a change in accounting estimate.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2016. For the three months ended March 31, 2016, we contributed $17 million to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2016 and 2015 was $34 million and $33 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended March 31, 2016 and 2015 was $6 million and $4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.7 million stock options, 0.2 million restricted stock units and 0.2 million performance share units during the three months ended March 31, 2016 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the three months ended March 31, 2016 were $29.90 and $11.92, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.2 years
Interest rate: 1.45%
Volatility: 40.78%
Dividend yield: 0.94%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $29.90 for restricted stock units and $30.95 for performance share units granted during the three months ended March 31, 2016.
We recognized stock-based compensation expense of $7 million and $4 million during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $48 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 2021.
NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $52 million and $50 million at March 31, 2016 and December 31, 2015, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million was included in Other Current Liabilities at March 31, 2016 and December 31, 2015. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $264 million for anticipated costs related to workers’ compensation at March 31, 2016 and December 31, 2015. Of these amounts, $55 million and $54 million was included in Current Liabilities as part of Compensation and Benefits at March 31, 2016 and December 31, 2015, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2016 and December 31, 2015, the liability was discounted using a risk-free rate of return. At March 31, 2016, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $31 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $307 million and $315 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2016 and December 31, 2015, respectively. Of these amounts, $46 million and $45 million was included in Other Current Liabilities at March 31, 2016 and December 31, 2015, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2016, we do not believe that estimated reasonably possible losses associated with general and product

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $6 million and within Other Assets of $27 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by GDTNA during the existence of the global alliance with SRI, subject to certain caps.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 120,000 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $502 million through March 31, 2016 and $497 million through December 31, 2015.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2016	December 31, 2015
Pending claims, beginning of period	67,400	73,800
New claims filed	600	1,900
Claims settled/dismissed	(2,200)	(8,300)
Pending claims, end of period	65,800	67,400
Payments (1)	$7	$19

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $169 million and $171 million at March 31, 2016 and December 31, 2015, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $117 million at March 31, 2016 and December 31, 2015. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million were included in Current Assets as part of Accounts Receivable at March 31, 2016 and December 31, 2015. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2015, we had approximately $410 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements.  We also had additional unsettled excess level policy limits potentially applicable to such costs.  We also had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.
With respect to both asserted and unasserted claims, it is reasonably possible that we may incur a material amount of cost in excess of the current reserve; however, such amounts cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

date of first exposure to our products or premises and disease alleged. Depending upon the nature of these characteristics, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by us.
Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €112 million ($128 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $53 million and $49 million at March 31, 2016 and December 31, 2015, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay GDTNA's outstanding workers' compensation claims arising during the existence of the global alliance. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

guarantee to decrease over time as GDTNA pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 12. CAPITAL STOCK
Dividends
In the first three months of 2016, we paid cash dividends of $19 million on our common stock. On April 11, 2016, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.07 per share of common stock, or approximately $19 million in the aggregate. The dividend will be paid on June 1, 2016 to stockholders of record as of the close of business on May 2, 2016. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first quarter of 2016, we repurchased 1,591,376 shares at an average price of $31.42 per share, or $50 million in the aggregate. Since 2013, we repurchased 16,099,094 shares at an average price, including commissions, of $28.78 per share, or $463 million in the aggregate.
In addition, we routinely repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first quarter of 2016, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the three months ended March 31, 2016 and 2015:

	March 31, 2016			March 31, 2015
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$3,920	$222	$4,142	$3,610	$235	$3,845
Comprehensive income (loss):
Net income	184	5	189	224	3	227
Foreign currency translation, net of tax of $17 in 2016 (($34) in 2015)	53	7	60	(63)	(10)	(73)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 in 2016 ($9 in 2015)	16	—	16	18	—	18
Decrease (increase) in net actuarial losses, net of tax of ($1) in 2016 ($0 in 2015)	—	—	—	—	—	—
Deferred derivative gains (losses), net of tax of ($1) in 2016 ($2 in 2015)	(6)	—	(6)	11	—	11
Reclassification adjustment for amounts recognized in income, net of tax of ($1) in 2016 (($1) in 2015)	(3)	—	(3)	(4)	—	(4)
Unrealized investment gains (losses), net of tax of $0 in 2016 ($4 in 2015)	—	—	—	7	—	7
Other comprehensive income (loss)	60	7	67	(31)	(10)	(41)
Total comprehensive income (loss)	244	12	256	193	(7)	186
Dividends declared to minority shareholders	—	(6)	(6)	—	(1)	(1)
Stock-based compensation plans (Note 10)	7	—	7	4	—	4
Repurchase of common stock (Note 12)	(50)	—	(50)	(1)	—	(1)
Dividends declared (Note 12)	(19)	—	(19)	(16)	—	(16)
Common stock issued from treasury	2	—	2	2	—	2
Balance at end of period	$4,104	$228	$4,332	$3,792	$227	$4,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

Three Months Ended
March 31,
(In millions)	2015
Balance at beginning of period	$582
Comprehensive income (loss):
Net income	9
Foreign currency translation, net of tax of $0 in 2015	(55)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 in 2015	1
Deferred derivative gains (losses), net of tax of $0 in 2015	2
Other comprehensive income (loss)	(52)
Total comprehensive income (loss)	(43)
Balance at end of period	$539

Due to the dissolution of the global alliance with SRI on October 1, 2015, we no longer have Minority Equity outside of Shareholders' Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the three months ended March 31, 2016 and 2015:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2015	$(946)	$(3,071)	$7	$—	$(4,010)
Other comprehensive income (loss) before reclassifications	53	—	(6)	—	47
Amounts reclassified from accumulated other comprehensive loss	—	16	(3)	—	13
Balance at March 31, 2016	$(893)	$(3,055)	$(2)	$—	$(3,950)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2014	$(894)	$(3,285)	$12	$36	$(4,131)
Other comprehensive income (loss) before reclassifications	(63)	—	11	7	(45)
Amounts reclassified from accumulated other comprehensive loss	—	18	(4)	—	14
Balance at March 31, 2015	$(957)	$(3,267)	$19	$43	$(4,162)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended March 31,
(In millions) (Income) Expense	2016	2015
Component of AOCL	Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$24	$28	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$24	$28
Tax effect	(8)	(9)	United States and Foreign Taxes
Minority interest	—	(1)	Minority Shareholders' Net Income
Net of tax	$16	$18	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(4)	$(5)	Cost of Goods Sold
Tax effect	1	1	United States and Foreign Taxes
Net of tax	$(3)	$(4)	Goodyear Net Income

Total reclassifications	$13	$14	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses and immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 9, Pension, Savings and Other Postretirement Benefit Plans in this Form 10-Q and No. 17, Pension, Other Postretirement Benefits and Savings Plans, in our 2015 Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$216	$32	$831	$—	$1,079
Accounts Receivable	762	154	1,566	—	2,482
Accounts Receivable From Affiliates	—	557	—	(557)	—
Inventories	1,333	156	1,188	(41)	2,636
Prepaid Expenses and Other Current Assets	44	5	124	5	178
Total Current Assets	2,355	904	3,709	(593)	6,375
Goodwill	—	24	423	127	574
Intangible Assets	118	—	20	—	138
Deferred Income Taxes	1,978	19	77	—	2,074
Other Assets	211	88	370	7	676
Investments in Subsidiaries	4,229	429	—	(4,658)	—
Property, Plant and Equipment	2,374	234	4,358	(26)	6,940
Total Assets	$11,265	$1,698	$8,957	$(5,143)	$16,777
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$900	$154	$1,599	$—	$2,653
Accounts Payable to Affiliates	346	—	211	(557)	—
Compensation and Benefits	350	30	235	—	615
Other Current Liabilities	319	19	613	(8)	943
Notes Payable and Overdrafts	—	—	76	—	76
Long Term Debt and Capital Leases Due Within One Year	6	—	308	—	314
Total Current Liabilities	1,921	203	3,042	(565)	4,601
Long Term Debt and Capital Leases	4,067	—	1,618	—	5,685
Compensation and Benefits	674	101	662	—	1,437
Deferred Income Taxes	—	1	86	—	87
Other Long Term Liabilities	499	11	125	—	635
Total Liabilities	7,161	316	5,533	(565)	12,445
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	266	—	—	—	266
Other Equity	3,838	1,382	3,196	(4,578)	3,838
Goodyear Shareholders’ Equity	4,104	1,382	3,196	(4,578)	4,104
Minority Shareholders’ Equity — Nonredeemable	—	—	228	—	228
Total Shareholders’ Equity	4,104	1,382	3,424	(4,578)	4,332
Total Liabilities and Shareholders’ Equity	$11,265	$1,698	$8,957	$(5,143)	$16,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$354	$70	$1,052	$—	$1,476
Accounts Receivable	814	136	1,083	—	2,033
Accounts Receivable From Affiliates	—	609	—	(609)	—
Inventories	1,199	157	1,152	(44)	2,464
Prepaid Expenses and Other Current Assets	42	3	105	3	153
Total Current Assets	2,409	975	3,392	(650)	6,126
Goodwill	—	24	407	124	555
Intangible Assets	118	—	20	—	138
Deferred Income Taxes	2,049	19	73	—	2,141
Other Assets	216	81	350	7	654
Investments in Subsidiaries	4,088	383	—	(4,471)	—
Property, Plant and Equipment	2,377	216	4,213	(29)	6,777
Total Assets	$11,257	$1,698	$8,455	$(5,019)	$16,391
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,002	$189	$1,578	$—	$2,769
Accounts Payable to Affiliates	540	—	69	(609)	—
Compensation and Benefits	411	29	226	—	666
Other Current Liabilities	328	16	547	(5)	886
Notes Payable and Overdrafts	—	—	49	—	49
Long Term Debt and Capital Leases Due Within One Year	6	—	579	—	585
Total Current Liabilities	2,287	234	3,048	(614)	4,955
Long Term Debt and Capital Leases	3,796	—	1,278	—	5,074
Compensation and Benefits	725	97	646	—	1,468
Deferred Income Taxes	—	1	92	(2)	91
Other Long Term Liabilities	529	15	119	(2)	661
Total Liabilities	7,337	347	5,183	(618)	12,249
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	267	—	—	—	267
Other Equity	3,653	1,351	3,050	(4,401)	3,653
Goodyear Shareholders’ Equity	3,920	1,351	3,050	(4,401)	3,920
Minority Shareholders’ Equity — Nonredeemable	—	—	222	—	222
Total Shareholders’ Equity	3,920	1,351	3,272	(4,401)	4,142
Total Liabilities and Shareholders’ Equity	$11,257	$1,698	$8,455	$(5,019)	$16,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended March 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,684	$434	$1,964	$(391)	$3,691
Cost of Goods Sold	1,233	393	1,485	(410)	2,701
Selling, Administrative and General Expense	242	38	336	(1)	615
Rationalizations	2	—	9	—	11
Interest Expense	68	3	31	(11)	91
Other (Income) Expense	(4)	1	(17)	26	6
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	143	(1)	120	5	267
United States and Foreign Taxes	56	(3)	26	(1)	78
Equity in Earnings of Subsidiaries	97	20	—	(117)	—
Net Income (Loss)	184	22	94	(111)	189
Less: Minority Shareholders’ Net Income (Loss)	—	—	5	—	5
Goodyear Net Income (Loss)	$184	$22	$89	$(111)	$184
Comprehensive Income (Loss)	$244	$7	$155	$(150)	$256
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	12	—	12
Goodyear Comprehensive Income (Loss)	$244	$7	$143	$(150)	$244

	Consolidating Statements of Operations
	Three Months Ended March 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,840	$520	$2,602	$(938)	$4,024
Cost of Goods Sold	1,443	472	2,103	(952)	3,066
Selling, Administrative and General Expense	226	40	344	(2)	608
Rationalizations	—	—	16	—	16
Interest Expense	83	6	31	(13)	107
Other (Income) Expense	(165)	(15)	11	37	(132)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	253	17	97	(8)	359
United States and Foreign Taxes	87	5	30	1	123
Equity in Earnings of Subsidiaries	58	7	—	(65)	—
Net Income (Loss)	224	19	67	(74)	236
Less: Minority Shareholders’ Net Income (Loss)	—	—	12	—	12
Goodyear Net Income (Loss)	$224	$19	$55	$(74)	$224
Comprehensive Income (Loss)	$193	$34	$(62)	$(22)	$143
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(29)	(21)	(50)
Goodyear Comprehensive Income (Loss)	$193	$34	$(33)	$(1)	$193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(316)	$3	$(52)	$(16)	$(381)
Cash Flows from Investing Activities:
Capital Expenditures	(113)	(19)	(123)	2	(253)
Asset Dispositions	—	—	1	—	1
Decrease in Restricted Cash	—	—	7	—	7
Short Term Securities Acquired	—	—	(12)	—	(12)
Capital Contributions and Loans Incurred	(34)	—	(100)	134	—
Capital Redemptions and Loans Paid	25	—	—	(25)	—
Total Cash Flows from Investing Activities	(122)	(19)	(227)	111	(257)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	1	26	(1)	26
Short Term Debt and Overdrafts Paid	(1)	—	(2)	1	(2)
Long Term Debt Incurred	320	—	765	—	1,085
Long Term Debt Paid	(51)	—	(771)	—	(822)
Common Stock Issued	2	—	—	—	2
Common Stock Repurchased	(50)	—	—	—	(50)
Common Stock Dividends Paid	(19)	—	—	—	(19)
Capital Contributions and Loans Incurred	100	—	34	(134)	—
Capital Redemptions and Loans Paid	—	(25)	—	25	—
Intercompany Dividends Paid	—	—	(11)	11	—
Transactions with Minority Interests in Subsidiaries	—	—	(6)	—	(6)
Debt Related Costs and Other Transactions	(1)	—	(3)	3	(1)
Total Cash Flows from Financing Activities	300	(24)	32	(95)	213
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	26	—	28
Net Change in Cash and Cash Equivalents	(138)	(38)	(221)	—	(397)
Cash and Cash Equivalents at Beginning of the Period	354	70	1,052	—	1,476
Cash and Cash Equivalents at End of the Period	$216	$32	$831	$—	$1,079

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
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 49 manufacturing facilities in 22 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. Effective January 1, 2016, we combined our North America and Latin America strategic business units into one Americas strategic business unit. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer. For additional information on the restatements of segment information for prior periods, refer to Exhibits 99.1, 99.2 and 99.3.
On October 1, 2015, the Company completed the previously announced dissolution of its global alliance with Sumitomo Rubber Industries, Ltd. ("SRI") in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI. Pursuant to this agreement, the Company has sold to SRI its 75% interest in Goodyear Dunlop Tires North America Ltd. ("GDTNA"), 25% interest in Dunlop Goodyear Tires Ltd. ("DGT") in Japan and Huntsville, Alabama test track used by GDTNA. The Company has acquired SRI's 25% interest in Goodyear Dunlop Tires Europe B.V. ("GDTE") and 75% interest in Nippon Goodyear Ltd. ("NGY") in Japan.
Prior to October 1, 2015, GDTE’s assets and liabilities were included in our consolidated balance sheets and GDTE’s results of operations were included in our consolidated statements of operations, which also reflected SRI’s minority interest in GDTE. Subsequent to October 1, 2015, we continue to include GDTE in our consolidated balance sheets and consolidated statements of operations; however, there is no minority interest impact to our results of operations related to GDTE. Additionally, prior to October 1, 2015, we accounted for NGY under the equity method as we did not have a controlling financial interest in NGY. Subsequent to October 1, 2015, we have a controlling interest in NGY and, accordingly, NGY’s assets and liabilities are included in our consolidated balance sheets, and NGY’s results of operations are included in our consolidated statements of operations.
Effective December 31, 2015, we concluded that we did not meet the accounting criteria for control over our Venezuelan subsidiary. We deconsolidated the operations of our Venezuelan subsidiary and began reporting their results using the cost method of accounting. Our financial results for the first quarter of 2016 do not include the operating results of our Venezuelan subsidiary.
In the first quarter of 2016, we experienced moderately improving economic conditions in our mature markets in the United States and Europe. In emerging markets, we saw growth in the Asia Pacific region in Japan, due to the acquisition of a controlling interest in NGY, and in China and India, and continued recessionary economic conditions and political volatility in Brazil.
We produced record segment operating income of $419 million in the first quarter of 2016, an increase of 8% over the first quarter of 2015 (14% when excluding the $22 million impact of the deconsolidation of our Venezuelan subsidiary). Our first quarter of 2016 results reflect a 1.7% increase in tire unit shipments compared to the first quarter of 2015 (2.7% when excluding the 0.4 million unit impact of the deconsolidation of our Venezuelan subsidiary). In the first quarter of 2016, we realized approximately $47 million of cost savings, including raw material cost saving measures of approximately $39 million, which exceeded the impact of general inflation.
Results of Operations
Net sales in the first quarter of 2016 were $3,691 million, compared to $4,024 million in the first quarter of 2015. Net sales decreased in the first quarter of 2016 due to unfavorable foreign currency translation, primarily in Americas, the deconsolidation of our Venezuelan subsidiary, a decline in price and product mix, primarily in EMEA, and lower sales in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI. These declines were partially offset by higher tire unit volume, primarily in Asia Pacific, driven by the fourth quarter 2015 acquisition of a controlling interest in NGY in Japan.
In the first quarter of 2016, Goodyear net income was $184 million, or $0.68 per share, compared to $224 million, or $0.82 per share, in the first quarter of 2015. The decrease in Goodyear net income in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a one-time pre-tax gain of $155 million on the recognition of deferred royalty income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015. This decrease was partially offset by improved segment operating income and decreased interest expense in the first quarter of 2016 compared to the first quarter of 2015.

Our total segment operating income for the first quarter of 2016 was $419 million, compared to $388 million in the first quarter of 2015. The $31 million increase in segment operating income was due primarily to a decline in raw material costs of $107 million, which more than offset the impact of lower price and product mix of $30 million, and lower conversion costs of $20 million. These increases were partially offset by the impact of the deconsolidation of our Venezuelan subsidiary of $22 million, higher selling, administrative and general expense ("SAG") of $22 million, unfavorable foreign currency translation of $12 million and lower income in other tire-related businesses of $5 million. Refer to "Results of Operations — Segment Information” for additional information.
At March 31, 2016, we had $1,079 million of Cash and cash equivalents as well as $1,988 million of unused availability under our various credit agreements, compared to $1,476 million and $2,676 million, respectively, at December 31, 2015. Cash and cash equivalents decreased by $397 million from December 31, 2015 due primarily to cash used for working capital of $611 million, capital expenditures of $253 million, common stock repurchases of $50 million and dividends paid on our common stock of $19 million. These uses of cash were partially offset by net borrowings of $287 million and net income of $189 million, before non-cash depreciation and amortization charges of $174 million. Refer to "Liquidity and Capital Resources" for additional information.
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
We continue to expect that our full-year tire unit volume for 2016 will be up approximately 3% from 164.8 million tire units (excluding our Venezuelan subsidiary) in 2015, and for unabsorbed fixed overhead costs to be a benefit of approximately $50 million in 2016 compared to 2015. We also continue to expect cost savings to more than offset general inflation in 2016 and foreign currency translation to negatively affect segment operating income by approximately $45 million in 2016 compared to 2015.
Based on current raw material spot prices, for the full year of 2016, we expect our raw material costs will be approximately 6% lower than 2015, including raw material cost saving measures, and we continue to expect the benefit of lower raw material costs to more than offset declines in price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2016 were $3,691 million, decreasing $333 million, or 8.3%, from $4,024 million in the first quarter of 2015. Goodyear net income was $184 million, or $0.68 per share, in the first quarter of 2016, compared to $224 million, or $0.82 per share, in the first quarter of 2015.
Net sales decreased in the first quarter of 2016, due primarily to unfavorable foreign currency translation of $141 million, primarily in Americas, lower sales of $94 million due to the deconsolidation of our Venezuelan subsidiary, a decline in price and product mix of $82 million, primarily in EMEA, and lower sales of $52 million in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI. These declines were partially offset by higher tire unit volume of $36 million, primarily in Asia Pacific driven by the fourth quarter 2015 acquisition of a controlling interest in NGY in Japan.
Worldwide tire unit sales in the first quarter of 2016 were 41.5 million units, increasing 0.7 million units, or 1.7%, from 40.8 million units in the first quarter of 2015. Replacement tire volume increased 0.4 million units, or 1.6%. Original equipment ("OE") tire volume increased 0.3 million units, or 2.1%. Worldwide tire units were positively impacted by 0.9 million units due to the acquisition of a controlling interest in NGY in Japan. In addition, worldwide tire units were reduced by 0.4 million units due to the deconsolidation of our Venezuelan subsidiary and 0.3 million units due to the sale of GDTNA.
Cost of goods sold (“CGS”) in the first quarter of 2016 was $2,701 million, decreasing $365 million, or 11.9%, from $3,066 million in the first quarter of 2015. CGS decreased due to foreign currency translation of $110 million, primarily in Americas, lower raw material costs of $107 million, primarily in Americas and EMEA, lower costs of $67 million due to the deconsolidation of our Venezuelan subsidiary, lower costs in other tire-related businesses of $47 million, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and lower conversion costs of $20 million. These decreases were partially offset by higher tire volume of $28 million. CGS in the first quarter of 2016 included pension expense of $13 million, which decreased from $20 million in the first quarter of 2015, primarily due to the deconsolidation of our Venezuelan subsidiary.
CGS in the first quarter of 2016 included accelerated depreciation of $2 million ($2 million after-tax and minority) primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA compared to $3 million ($2 million after-tax and minority) in the first quarter of 2015 primarily related to the closure of one of our manufacturing facilities in Amiens, France. CGS in the first quarter of 2016 and 2015 also included savings from rationalization plans of $1 million and $9 million, respectively. The savings in 2015 related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS was 73.2% of sales in the first quarter of 2016 compared to 76.2% in the first quarter of 2015.
SAG in the first quarter of 2016 was $615 million, increasing $7 million, or 1.2%, from $608 million in the first quarter of 2015. SAG increased $22 million due to wage and benefits inflation, higher incentive compensation costs, and increased advertising costs of $7 million, which were partially offset by favorable foreign currency translation of $19 million, primarily in Americas. SAG in the first quarter of 2016 also included pension expense of $7 million, which decreased from $15 million in the first quarter of 2015, primarily due to the change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016. SAG in the first quarter of 2016 and 2015 also included savings from rationalization plans of $8 million and $7 million, respectively. SAG was 16.7% of sales in the first quarter of 2016, compared to 15.1% in the first quarter of 2015.
We recorded net rationalization charges of $11 million ($10 million after-tax and minority) in the first quarter of 2016 and net rationalization charges of $16 million ($12 million after-tax and minority) in the first quarter of 2015 related to prior year plans, primarily the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA.
Interest expense in the first quarter of 2016 was $91 million, decreasing $16 million, or 15.0%, from $107 million in the first quarter of 2015. The decrease was due to lower average debt balances of $5,868 million in the first quarter of 2016 compared to $6,268 million in the first quarter of 2015. In addition, the average interest rate of 6.20% in the first quarter of 2016 decreased compared to 6.83% in the first quarter of 2015.
Other (Income) Expense in the first quarter of 2016 was $6 million of expense, compared to $132 million of income in the first quarter of 2015. Other (Income) Expense in the first quarter of 2016 included royalty income of $4 million, compared to $165 million in the first quarter of 2015. Royalty income is derived primarily from licensing arrangements related to divested businesses. Royalty income in 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of Veyance. The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015.
Other (Income) Expense in the first quarter of 2016 included net foreign currency exchange gains of $2 million compared to losses of $16 million in the first quarter of 2015. During the first quarter of 2016, general and product liability — discontinued products included a $3 million benefit for an insurance recovery related to past costs.
Income tax expense in the first quarter of 2016 was $78 million on income before income taxes of $267 million. In the first quarter of 2015, we recorded income tax expense of $123 million on income before income taxes of $359 million. Income tax expense in the first quarter of 2016 was favorably impacted by $12 million ($11 million after minority interest) primarily related to a $7 million tax benefit resulting from the release of a valuation allowance in our Americas operations and $5 million of tax benefits related to other discrete tax adjustments, including the resolution of an audit in our Americas operations. Income tax expense in the first quarter of 2015 was unfavorably impacted by $4 million ($5 million after minority interest) of discrete tax adjustments, primarily related to prior tax years, resulting from an audit in EMEA. The audit adjustments also included the repayment of certain investment grants of $3 million, which are included in CGS.
Our history of losses in various foreign taxing jurisdictions represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. As of March 31, 2016, certain of our subsidiaries, primarily in our EMEA operations, where we maintain a valuation allowance, are now in a position of cumulative profits for the most recent three-year period. While these entities have had a long history of operating losses this recent positive evidence provides us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. Before we would change our judgment on the need for a full valuation allowance a sustained period of operating profitability is required. Considering the duration and magnitude of operating losses in these entities it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets. We believe that if these entities earn sufficient profits for the full year 2016 and are forecasted to earn sufficient profits for 2017 and beyond, that positive evidence will exist to require the release of all, or a portion, of these valuation allowances at year end 2016. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $275 million ($275 million after minority interest).

Minority shareholders’ net income in the first quarter of 2016 was $5 million, compared to $12 million in 2015. The decrease in 2016 is due to the dissolution of the global alliance with SRI in the fourth quarter of 2015.
SEGMENT INFORMATION
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis. Effective January 1, 2016, we combined our North America and Latin America SBUs into one Americas SBU. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer. For additional information on the restatements of segment information for prior periods, refer to Exhibits 99.1, 99.2 and 99.3.
Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges (credits), asset sales and certain other items including pension curtailments and settlements.
Total segment operating income in the first quarter of 2016 was $419 million, increasing $31 million, or 8.0%, from $388 million in the first quarter of 2015. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2016 was 11.4%, compared to 9.6% in the first quarter of 2015.
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
Americas

	Three Months Ended March 31,
				Percent
(In millions)	2016	2015	Change	Change
Tire Units	18.0	19.2	(1.2)	(6.0)%
Net Sales	$1,951	$2,243	$(292)	(13.0)%
Operating Income	260	248	12	4.8%
Operating Margin	13.3%	11.1%
Americas unit sales in the first quarter of 2016 decreased 1.2 million units, or 6.0%, to 18.0 million units. Americas unit volume decreased 0.4 million units due to the impact of the deconsolidation of our Venezuelan subsidiary and 0.3 million units due to the dissolution of the global alliance with SRI. Replacement tire volume decreased 0.8 million units, or 5.8%, due to the deconsolidation of our Venezuelan subsidiary and lower U.S. replacement tire volume. OE tire volume decreased 0.4 million units, or 6.5%, primarily driven by the dissolution of the global alliance with SRI and a decline in Brazil OE tire volume. The decreases in OE tire volume were partially offset by an increase in U.S. OE tire volume. The shift in U.S. volume from replacement to OE was a result of capacity constraints due to overall demand for our premium, high value added tires.
Net sales in the first quarter of 2016 were $1,951 million, decreasing $292 million, or 13.0%, from $2,243 million in the first quarter of 2015. The decrease in net sales was due to the deconsolidation of our Venezuelan subsidiary of $94 million, unfavorable foreign currency translation of $77 million, lower volume of $69 million, and lower sales in other tire-related businesses of $44 million, driven by $33 million in motorcycle tire sales due to the dissolution of the global alliance with SRI.
Operating income in the first quarter of 2016 was $260 million, increasing $12 million, or 4.8%, from $248 million in the first quarter of 2015. The increase in operating income was due primarily to lower raw material costs of $54 million. The increase in operating income was also driven by an improvement in price and product mix of $13 million due to new product portfolios and increased sales of premium products. These increases in operating income were partially offset by the deconsolidation of our Venezuelan subsidiary of $22 million, lower volume of $16 million and unfavorable foreign currency translation of $8 million. Operating income was also negatively impacted by lower income in other tire-related businesses of $6 million, primarily due to decreased motorcycle tire sales as a result of the dissolution of the global alliance with SRI, and $2 million of incremental start-up costs associated with our new plant being constructed in San Luis Potosi, Mexico. SAG included rationalization savings of $6 million in the first quarter of 2016.
Operating income in the first quarter of 2016 excluded rationalization charges of $3 million.
Europe, Middle East and Africa

	Three Months Ended March 31,
				Percent
(In millions)	2016	2015	Change	Change
Tire Units	16.2	15.9	0.3	1.7%
Net Sales	$1,251	$1,331	$(80)	(6.0)%
Operating Income	80	73	7	9.6%
Operating Margin	6.4%	5.5%
Europe, Middle East and Africa unit sales in the first quarter of 2016 increased 0.3 million units, or 1.7%, to 16.2 million units. OE tire volume increased 0.2 million units, or 5.1%, primarily in our consumer business. Replacement tire volume increased 0.1 million units, or 0.4%, primarily in our consumer business. The unit volume increase was driven by increased industry demand throughout Europe, Middle East and Africa.
Net sales in the first quarter of 2016 were $1,251 million, decreasing $80 million, or 6.0%, from $1,331 million in the first quarter of 2015. Net sales decreased due to unfavorable price and product mix of $52 million, unfavorable foreign currency translation of $38 million and lower sales from other-tire related businesses of $9 million. These impacts were partially offset by higher tire volume of $20 million, which includes an $11 million negative impact from the dissolution of the global alliance with SRI resulting from SRI obtaining exclusive rights to sell Dunlop-brand tires in certain countries that were previously non-exclusive under the global alliance.
Operating income in the first quarter of 2016 was $80 million, increasing $7 million, or 9.6%, from $73 million in the first quarter of 2015. Operating income increased due primarily to a decline in raw material costs of $30 million, which was partially offset by lower price and product mix of $26 million, lower conversion costs of $19 million, driven by increased production levels, and higher volume of $3 million. These increases were partially offset by higher SAG of $10 million, driven by higher bad debt expense and inflation, and customer support programs totaling $5 million. SAG and conversion costs included savings from rationalization plans of $2 million and $1 million, respectively.
Operating income in the first quarter of 2016 excluded net rationalization charges of $8 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, and accelerated depreciation of $2 million related to the closure of our Wolverhampton, U.K. mixing and retreading facility.
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
Asia Pacific

	Three Months Ended March 31,
				Percent
(In millions)	2016	2015	Change	Change
Tire Units	7.3	5.7	1.6	28.1%
Net Sales	$489	$450	$39	8.7%
Operating Income	79	67	12	17.9%
Operating Margin	16.2%	14.9%
Asia Pacific unit sales in the first quarter of 2016 increased 1.6 million units, or 28.1%, to 7.3 million units. Replacement tire volume increased 1.2 million units, or 41.4%, primarily in the consumer business, due to the fourth quarter 2015 acquisition of a controlling interest in NGY in Japan in conjunction with the dissolution of the global alliance with SRI, which increased unit volume by 0.9 million units, and due to continued growth in China. OE tire volume increased 0.4 million units, or 14.3%, primarily in the consumer business, which reflected growth in China.

Net sales in the first quarter of 2016 were $489 million, increasing $39 million, or 8.7%, from $450 million in the first quarter of 2015. Net sales increased by $85 million due to higher tire volume, including $41 million related to the acquisition of a controlling interest in NGY. The increase was partially offset by unfavorable foreign currency translation of $26 million and lower price and product mix of $22 million, driven primarily by the impact of lower raw material costs on pricing.
Operating income in the first quarter of 2016 was $79 million, increasing $12 million, or 17.9%, from $67 million in the first quarter of 2015. Operating income increased due primarily to lower raw material costs of $23 million, which more than offset the effect of lower price and product mix of $17 million, and higher tire volume of $21 million. These increases were partially offset by higher SAG of $14 million, driven by the acquisition of a controlling interest in NGY.
Operating income in the first quarter of 2016 excluded net gains on assets sales of $1 million. Operating income in the first quarter of 2015 excluded net rationalization charges of $1 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At March 31, 2016, we had $1,079 million in Cash and cash equivalents, compared to $1,476 million at December 31, 2015. For the three months ended March 31, 2016, net cash used by operating activities was $381 million due to the seasonal use of working capital of $611 million exceeding net income. Net cash used by investing activities was $257 million, reflecting capital expenditures of $253 million. Net cash provided by financing activities was $213 million, driven by net borrowings of $287 million, common stock repurchases of $50 million and common stock dividends of $19 million.
At March 31, 2016, we had $1,988 million of unused availability under our various credit agreements, compared to $2,676 million at December 31, 2015. The table below presents unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2016	2015
First lien revolving credit facility	$827	$1,149
European revolving credit facility	358	598
Chinese credit facilities	67	66
Pan-European accounts receivable facility	—	151
Other foreign and domestic debt	294	294
Notes payable and overdrafts	442	418
	$1,988	$2,676
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African and Argentinian subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2016, approximately $567 million of net assets, including $122 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities
Net cash used by operating activities was $381 million in the first three months of 2016, compared to net cash used of $262 million in the first three months of 2015. Operating cash flows in the first three months of 2016 were driven by the seasonal use of cash for working capital of $611 million, which was partially offset by net income of $189 million. Operating cash flows in the first three months of 2015 were driven by the seasonal use of cash for working capital of $569 million, which was partially offset by net income of $236 million.
Investing Activities
Net cash used in investing activities was $257 million in the first three months of 2016, compared to $180 million in the first three months of 2015. Capital expenditures were $253 million in the first three months of 2016, compared to $204 million in the first three months of 2015. Beyond expenditures required to sustain our facilities, capital expenditures in 2016 primarily related to the construction of a new manufacturing facility in Mexico and the expansion and modernization of manufacturing capacity in Brazil and Germany.
Financing Activities
Net cash provided by financing activities was $213 million in the first three months of 2016, compared to net cash used of $34 million in the first three months of 2015. Financing activities in 2016 included net borrowings of $287 million, common stock repurchases of $50 million and dividends on our common stock of $19 million. Financing activities in 2015 included net debt repayments of $18 million and dividends on our common stock of $16 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,344 million available at March 31, 2016, of which $1,988 million were unused, compared to $8,699 million available at December 31, 2015, of which $2,676 million were unused. At March 31, 2016, we had long term credit arrangements totaling $7,826 million, of which $1,546 million were unused, compared to $8,232 million and $2,258 million, respectively, at December 31, 2015. At March 31, 2016, we had short term committed and uncommitted credit arrangements totaling $518 million, of which $442 million were unused, compared to $467 million and $418 million, respectively, at December 31, 2015. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At March 31, 2016, we had $3,306 million of outstanding notes, compared to $3,565 million at December 31, 2015.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2017
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility bore interest at LIBOR plus 150 basis points. Availability under the facility is subject to a borrowing base, which was based on eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2016, our borrowing base, and therefore our availability, under the facility was $618 million below the facility's stated amount of $2.0 billion.
At March 31, 2016, we had $270 million of borrowings and $284 million of letters of credit issued under the revolving credit facility. At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility.
On April 7, 2016, we amended and restated the first lien revolving credit facility. Changes to the facility include extending the maturity to 2021 and reducing the interest rate for loans under the facility by 25 basis points to LIBOR plus 125 basis points, based on our current liquidity. In addition, the borrowing base will be increased to include (i) the value of our principal trademarks and (ii) certain cash in an amount not to exceed $200 million.
Amended and Restated Second Lien Term Loan Facility due 2019
The term loan bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points. At March 31, 2016 and December 31, 2015, the amounts outstanding under this facility were $598 million.

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
At March 31, 2016, the amounts outstanding under the German and all-borrower tranche were $142 million (€125 million) and $126 million (€110 million), respectively. At December 31, 2015, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at March 31, 2016 and December 31, 2015.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2015 under the first lien facility and December 31, 2014 under the European facility.
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
At March 31, 2016, the amounts available and utilized under this program totaled $247 million (€217 million). At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides up to $65 million (85 million Australian dollars) of funding. The terms of the facility provide flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. Availability under this program is based on eligible receivable balances. At March 31, 2016, the amounts available and utilized under this program were $36 million and $21 million, respectively. At December 31, 2015, the amounts available and utilized under this program were $34 million and $19 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during the first three months of 2016. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2016, the gross amount of receivables sold was $249 million, compared to $299 million at December 31, 2015.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at March 31, 2016 and December 31, 2015.

Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, please refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2015 Form 10-K and Note to the Consolidated Financial Statements No. 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2016, our availability under this facility of $827 million, plus our Available Cash of $248 million, totaled $1,075 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2016, we were in compliance with this financial covenant.
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
At March 31, 2016, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first three months of 2016, we paid cash dividends of $19 million on our common stock. On April 11, 2016, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.07 per share of common stock, or approximately $19 million in the aggregate. The dividend will be paid on June 1, 2016 to stockholders of record as of the close of business on May 2, 2016. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first quarter of 2016, we repurchased 1,591,376 shares at an average price, including commissions, of $31.42 per share, or $50 million in the aggregate. Since 2013, we repurchased 16,099,094 shares at an average price, including commissions, of $28.78per share, or $463 million in the aggregate.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2016, 40% of our debt was at variable interest rates averaging 5.45%.
The following table presents information about long term fixed rate debt, excluding capital leases, at March 31, 2016:

(In millions)
Carrying amount — liability	3,550
Fair value — liability	3,742
Pro forma fair value — liability	3,826
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2016, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at March 31, 2016:

(In millions)
Fair value — asset (liability)	$(31)
Pro forma decrease in fair value	(119)
Contract maturities	4/16-3/17
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2016, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at March 31, 2016 as follows:

(In millions)
Accounts receivable	$5
Other Current Liabilities	(36)
For further information on foreign currency contracts, refer to Notes to the Consolidated Financial Statements No. 7 Financing Arrangements and Derivative Financial Instruments, in this 10-Q. Refer to “Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the period ended December 31, 2015, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 67,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2016, approximately 600 new claims were filed against us and approximately 2,200 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2016 was $7 million. At March 31, 2016, there were approximately 65,800 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note 11, “Commitments and Contingent Liabilities” in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2015 Form 10-K for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2015 Form 10-K for a discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
1/1/16-1/31/16	—	$—	—	$36,645,866
2/1/16-2/29/16	438,143	29.85	438,143	$673,568,803
3/1/16-3/31/16	1,153,233	32.02	1,153,233	$636,646,919
Total	1,591,376	31.42	1,591,376	$636,646,919

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended March 31, 2016, we repurchased 1,591,376 shares at an average price of $31.42 per share, or $50 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 47, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 27, 2016	By	/s/ RICHARD J. NOECHEL

Richard J. Noechel, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2016
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

10	Material Contracts

(a)	Amended and Restated First Lien Credit Agreement, dated as of April 7, 2016, among the Company, the lenders, issuing banks, syndication agents, documentation agents, senior managing agents, joint lead arrangers and joint bookrunners party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10.1

(b)	First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, as amended and restated as of April 7, 2016, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.	10.2

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

99	Segment Information

(a)	Restated Segment Information for the Quarterly Periods Ending June 30, September 30, and December 31, 2015	99.1

(b)	Restated Segment Information for the Year-To-Date Periods Ending June 30, and September 30, 2015	99.2

(c)	Restated Segment Information for the Annual Periods Ending December 31, 2015, 2014 and 2013	99.3

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101