Form 10-Q
period 2016-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2016-07-27
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2016:	262,448,046

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Net Sales	$3,879	$4,172	$7,570	$8,196
Cost of Goods Sold	2,813	3,027	5,514	6,093
Selling, Administrative and General Expense	593	648	1,208	1,256
Rationalizations (Note 2)	48	46	59	62
Interest Expense	104	110	195	217
Other (Income) Expense (Note 3)	20	13	26	(119)
Income before Income Taxes	301	328	568	687
United States and Foreign Taxes (Note 4)	93	120	171	243
Net Income	208	208	397	444
Less: Minority Shareholders’ Net Income	6	16	11	28
Goodyear Net Income	$202	$192	$386	$416
Goodyear Net Income — Per Share of Common Stock
Basic	$0.76	$0.71	$1.45	$1.54
Weighted Average Shares Outstanding (Note 5)	264	270	266	270
Diluted	$0.75	$0.70	$1.43	$1.52
Weighted Average Shares Outstanding (Note 5)	268	274	269	274

Cash Dividends Declared Per Common Share	$0.07	$0.06	$0.14	$0.12
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Net Income	$208	$208	$397	$444
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($3) and $14 in 2016 ($10 and ($24) in 2015)	(53)	23	7	(105)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2016 ($0 and $0 in 2015)	—	1	—	1
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $16 in 2016 ($9 and $18 in 2015)	16	18	32	37
Decrease in net actuarial losses, net of tax of $1 and $0 in 2016 ($11 and $11 in 2015)	1	24	1	24
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2016 ($0 and $0 in 2015)	15	2	15	2
Deferred derivative gains (losses), net of tax of $1 and $0 in 2016 ($0 and $2 in 2015)	9	(3)	3	10
Reclassification adjustment for amounts recognized in income, net of tax of ($1) and ($2) in 2016 (($1) and ($2) in 2015)	(5)	(9)	(8)	(13)
Unrealized investment gains (losses), net of tax of $0 and $0 in 2016 (($3) and $1 in 2015)	—	(6)	—	1
Other Comprehensive Income (Loss)	(17)	50	50	(43)
Comprehensive Income	191	258	447	401
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	1	35	13	(15)
Goodyear Comprehensive Income	$190	$223	$434	$416
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2016	2015
Assets:
Current Assets:
Cash and Cash Equivalents	$1,138	$1,476
Accounts Receivable, less Allowance — $110 ($105 in 2015)	2,475	2,033
Inventories:
Raw Materials	445	419
Work in Process	141	138
Finished Products	2,100	1,907
	2,686	2,464
Prepaid Expenses and Other Current Assets	169	153
Total Current Assets	6,468	6,126
Goodwill	560	555
Intangible Assets	138	138
Deferred Income Taxes (Note 4)	2,028	2,141
Other Assets	706	654
Property, Plant and Equipment, less Accumulated Depreciation — $9,042 ($8,637 in 2015)	6,960	6,777
Total Assets	$16,860	$16,391

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,643	$2,769
Compensation and Benefits (Notes 9 and 10)	605	666
Other Current Liabilities	855	886
Notes Payable and Overdrafts (Note 7)	145	49
Long Term Debt and Capital Leases due Within One Year (Note 7)	346	585
Total Current Liabilities	4,594	4,955
Long Term Debt and Capital Leases (Note 7)	5,745	5,074
Compensation and Benefits (Notes 9 and 10)	1,393	1,468
Deferred Income Taxes (Note 4)	90	91
Other Long Term Liabilities	630	661
Total Liabilities	12,452	12,249
Commitments and Contingent Liabilities (Note 11)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 262 million (267 million in 2015) after deducting 16 million treasury shares (11 million in 2015)	262	267
Capital Surplus	2,964	3,093
Retained Earnings	4,918	4,570
Accumulated Other Comprehensive Loss	(3,962)	(4,010)
Goodyear Shareholders’ Equity	4,182	3,920
Minority Shareholders’ Equity — Nonredeemable	226	222
Total Shareholders’ Equity	4,408	4,142
Total Liabilities and Shareholders’ Equity	$16,860	$16,391
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2016	2015
Cash Flows from Operating Activities:
Net Income	$397	$444
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	355	349
Amortization and Write-Off of Debt Issuance Costs	20	5
Provision for Deferred Income Taxes	87	171
Net Pension Curtailments and Settlements	14	2
Net Rationalization Charges (Note 2)	59	62
Rationalization Payments	(52)	(86)
Net Gains on Asset Sales (Note 3)	(1)	(1)
Pension Contributions and Direct Payments	(48)	(51)
Gain on Recognition of Deferred Royalty Income (Note 3)	—	(155)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(417)	(439)
Inventories	(176)	(13)
Accounts Payable — Trade	(93)	(25)
Compensation and Benefits	(104)	(46)
Other Current Liabilities	(68)	(18)
Other Assets and Liabilities	(93)	75
Total Cash Flows from Operating Activities	(120)	274
Cash Flows from Investing Activities:
Capital Expenditures	(466)	(448)
Asset Dispositions (Note 3)	1	8
Decrease (Increase) in Restricted Cash	11	(6)
Short Term Securities Acquired	(34)	(49)
Short Term Securities Redeemed	23	21
Other Transactions	—	5
Total Cash Flows from Investing Activities	(465)	(469)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	124	49
Short Term Debt and Overdrafts Paid	(36)	(43)
Long Term Debt Incurred	3,283	1,116
Long Term Debt Paid	(2,931)	(1,312)
Common Stock Issued	3	18
Common Stock Repurchased (Note 12)	(150)	(52)
Common Stock Dividends Paid (Note 12)	(38)	(32)
Transactions with Minority Interests in Subsidiaries	(7)	(1)
Debt Related Costs and Other Transactions	(23)	(10)
Total Cash Flows from Financing Activities	225	(267)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	(61)
Net Change in Cash and Cash Equivalents	(338)	(523)
Cash and Cash Equivalents at Beginning of the Period	1,476	2,161
Cash and Cash Equivalents at End of the Period	$1,138	$1,638
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
Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2016.
Effective January 1, 2016, we combined our previous North America and Latin America strategic business units ("SBUs") into one Americas SBU. Accordingly, we have also combined the North America and Latin America reportable segments effective on that date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer. Prior periods have been restated to reflect this change.
Recently Adopted Accounting Standards
Effective January 1, 2016, we adopted an accounting standards update providing new guidance on the presentation of debt issuance costs that requires costs incurred to issue debt to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements will be presented as an asset. The new guidance also requires the amortization of such costs be reported in Interest Expense in the Statement of Operations. The adoption of this standards update resulted in reclassifications of $15 million from Prepaid Expenses and Other Current Assets and $33 million from Other Assets which decreased Long Term Debt and Capital Leases Due Within One Year by $2 million and Long Term Debt and Capital Leases by $46 million at December 31, 2015. The adoption of this standards update also resulted in a reclassification of $4 million and $8 million of expense from Other (Income) Expense to Interest Expense in the Statement of Operations for the three and six months ended June 30, 2015, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The standard permits the use of either a retrospective or modified retrospective application. We are currently evaluating our significant contracts and assessing any impact of adopting this standards update on our consolidated financial statements.
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
Dissolution of Global Alliance with Sumitomo Rubber Industries, Ltd. ("SRI")
On October 1, 2015, the Company completed the dissolution of its global alliance with SRI in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. In the second quarter of 2016, we recorded an out of period adjustment of $24 million of expense related to the elimination of intracompany profit in Americas. The adjustment primarily relates to the years, and interim periods therein, of 2012 to 2015, with the majority attributable to 2012. The adjustment did not have a material effect on any of the periods impacted.
NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost manufacturing capacity and associate headcount.
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2015	$96	$7	$103
2016 Charges	55	7	62
Reversed to the Statements of Operations	(2)	—	(2)
Incurred, Net of Foreign Currency Translation of $1 million and $0 million, respectively	(36)	(9)	(45)
Balance at June 30, 2016	$113	$5	$118
The accrual balance of $118 million at June 30, 2016 is expected to be substantially utilized within the next 12 months, and includes $26 million related to manufacturing headcount reductions in certain countries in Europe, Middle East and Africa ("EMEA"), $25 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA, and $18 million related to the closure of one of our manufacturing facilities in Amiens, France.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2016	2015	2016	2015
Current Year Plans
Associate Severance and Other Related Costs	$43	$35	$43	$35
Other Exit and Non-Cancelable Lease Costs	—	1	—	1
Current Year Plans - Net Charges	$43	$36	$43	$36

Prior Year Plans
Associate Severance and Other Related Costs	$6	$6	$10	$16
Pension Curtailment Gain	(1)	(1)	(1)	(1)
Other Exit and Non-Cancelable Lease Costs	—	5	7	11
Prior Year Plans - Net Charges	5	10	16	26
Total Net Charges	$48	$46	$59	$62

Asset Write-off and Accelerated Depreciation Charges	$5	$—	$7	$2
Substantially all of the new charges for the three and six months ended June 30, 2016 and 2015 related to future cash outflows. Net current year plan charges for the three and six months ended June 30, 2016 primarily related to manufacturing headcount reductions in EMEA to improve operating efficiency. In addition, we initiated a plan to reduce selling, administrative and general headcount.
Net prior year plan charges for the three and six months ended June 30, 2016 include charges of $3 million and $9 million, respectively, for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France. Net prior year plan charges for the three and six months ended June 30, 2015 include charges of $7 million and $19 million, respectively, for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm business in EMEA.
Net charges for the three and six months ended June 30, 2016 included reversals of $2 million for actions no longer needed for their originally intended purposes. Ongoing rationalization plans had approximately $375 million in charges incurred prior to 2016 and approximately $25 million is expected to be incurred in future periods.
Approximately 300 associates will be released under new plans initiated in 2016. In the first six months of 2016, approximately 300 associates were released under plans initiated in prior years. In total, approximately 700 associates remain to be released under all ongoing rationalization plans.
At June 30, 2016, approximately 800 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form10-Q.
Accelerated depreciation charges for the three and six months ended June 30, 2016 primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility. Accelerated depreciation charges for the six months ended June 30, 2015 related to property and equipment in one of our manufacturing facilities in Amiens, France. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Financing fees and financial instruments	$52	$11	$68	$23
General and product liability expense (income) — discontinued products	(14)	4	(16)	9
Royalty income	(10)	(10)	(14)	(175)
Interest income	(4)	(4)	(8)	(9)
Net foreign currency exchange (gains) losses	(1)	13	(3)	29
Net gains on asset sales	—	(1)	(1)	(1)
Miscellaneous (income) expense	(3)	—	—	5
	$20	$13	$26	$(119)
Financing fees and financial instruments consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments for the three and six months ended June 30, 2016 includes a $44 million redemption premium related to the redemption of certain notes as further described in Note to the Consolidated Financial Statements No. 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
General and product liability expense (income) - discontinued products consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. General and product liability expense (income) - discontinued products for the three and six months ended June 30, 2016 includes a benefit of $4 million for the recovery of past costs from one of our asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods.
Royalty income is derived primarily from licensing arrangements related to divested businesses. Royalty income for the six months ended June 30, 2015 includes a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business (“Veyance”). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015.
Also included in Other (Income) Expense are interest income primarily consisting of amounts earned on cash deposits; foreign currency exchange (gains) and losses; and net (gains) and losses on asset sales.
NOTE 4. INCOME TAXES
In the second quarter of 2016, we recorded tax expense of $93 million on income before income taxes of $301 million. For the first six months of 2016, we recorded tax expense of $171 million on income before income taxes of $568 million. Income tax expense for the three months ended June 30, 2016 was unfavorably impacted by $3 million of various discrete tax adjustments. Income tax expense for the six months ended June 30, 2016 was favorably impacted by $9 million, primarily related to a $7 million tax benefit resulting from the release of a valuation allowance in our Americas operations and $2 million of net tax benefits related to various discrete tax adjustments. In the second quarter of 2015, we recorded tax expense of $120 million on income before income taxes of $328 million. For the first six months of 2015, we recorded tax expense of $243 million on income before income taxes of $687 million. Income tax expense for the three months ended June 30, 2015 was unfavorably impacted by $3 million of discrete tax adjustments, primarily related to the establishment a valuation allowance in EMEA. Income tax expense for the six months ended June 30, 2015 was unfavorably impacted by $8 million of discrete tax adjustments, primarily related to an audit of prior tax years and the establishment of a valuation allowance, both in EMEA.
We record taxes based on overall estimated annual effective tax rates. In 2016, the reduction of our effective tax rate compared to the U.S. statutory rate was primarily attributable to income in various foreign taxing jurisdictions where we maintain a full valuation allowance on certain deferred tax assets.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net foreign deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances, primarily in EMEA, will exist during 2016. This may result in a reduction of the valuation allowance by up to $255 million.
At January 1, 2016, we had unrecognized tax benefits of $54 million that if recognized, would have a favorable impact on our tax expense of $40 million. We had accrued interest of $5 million as of January 1, 2016. If not favorably settled, $9 million of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unrecognized tax benefits and all of the accrued interest would require the use of our cash. We do not expect any changes to our unrecognized tax benefits to have a significant impact on our financial position or results of operations.
Generally, years from 2011 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2011 onward and in the United States for 2015.
NOTE 5. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Earnings per share — basic:
Goodyear net income available to common shareholders	$202	$192	$386	$416
Weighted average shares outstanding	264	270	266	270
Earnings per common share — basic	$0.76	$0.71	$1.45	$1.54

Earnings per share — diluted:
Goodyear net income available to common shareholders	$202	$192	$386	$416
Weighted average shares outstanding	264	270	266	270
Dilutive effect of stock options and other dilutive securities	4	4	3	4
Weighted average shares outstanding — diluted	268	274	269	274
Earnings per common share — diluted	$0.75	$0.70	$1.43	$1.52
Weighted average shares outstanding - diluted for the three and six months ended June 30, 2016 exclude approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e. "underwater" options).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS
Effective January 1, 2016, we combined our previous North America and Latin America SBUs into one Americas SBU. Accordingly, we have also combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer. As a result, we now operate our business through three operating segments: Americas; EMEA; and Asia Pacific.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Sales:
Americas	$2,090	$2,416	$4,041	$4,659
Europe, Middle East and Africa	1,261	1,265	2,512	2,596
Asia Pacific	528	491	1,017	941
Net Sales	$3,879	$4,172	$7,570	$8,196
Segment Operating Income:
Americas	$291	$358	$551	$606
Europe, Middle East and Africa	148	108	228	181
Asia Pacific	92	84	171	151
Total Segment Operating Income	$531	$550	$950	$938
Less:
Rationalizations	48	46	59	62
Interest expense	104	110	195	217
Other (income) expense (Note 3)	20	13	26	(119)
Asset write-offs and accelerated depreciation	5	—	7	2
Corporate incentive compensation plans	14	22	40	35
Pension curtailments/settlements	14	—	14	—
Intercompany profit elimination	3	10	5	14
Retained expenses of divested operations	5	2	10	4
Other	17	19	26	36
Income before Income Taxes	$301	$328	$568	$687

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Rationalizations:
Americas	$1	$5	$4	$5
Europe, Middle East and Africa	45	39	53	54
Asia Pacific	1	2	1	3
Total Segment Rationalizations	$47	$46	$58	$62
Corporate	1	—	1	—
	$48	$46	$59	$62

Net (Gains) Losses on Asset Sales:
Americas	$—	$—	$—	$(1)
Europe, Middle East and Africa	—	3	—	5
Asia Pacific	—	(6)	(1)	(6)
Total Segment Asset Sales	$—	$(3)	$(1)	$(2)
Corporate	—	2	—	1
	$—	$(1)	$(1)	$(1)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$5	$—	$7	$2
Total Segment Asset Write-offs and Accelerated Depreciation	$5	$—	$7	$2
NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2016, we had total credit arrangements of $8,792 million, of which $2,426 million were unused. At that date, 42% of our debt was at variable interest rates averaging 5.41%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2016, we had short term committed and uncommitted credit arrangements totaling $585 million of which $440 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2016	2015
Notes payable and overdrafts	$145	$49
Weighted average interest rate	11.99%	9.42%
Long term debt and capital leases due within one year
Other domestic and foreign debt (including capital leases) (1)	$346	$587
Unamortized deferred financing fees	—	(2)
Total long term debt and capital leases due within one year	$346	$585
Weighted average interest rate	8.45%	6.68%
Total obligations due within one year	$491	$634

(1)
The decrease in long term debt and capital leases due within one year was due primarily to the redemption of the €250 million 6.75% senior notes due 2019 in January 2016. The notes were classified as current at December 31, 2015 in connection with the irrevocable call for their redemption issued in December 2015.

Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2016, we had long term credit arrangements totaling $8,207 million, of which $1,986 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2016		December 31, 2015
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$—		$272
8.75% due 2020	272		271
6.5% due 2021	—		900
7% due 2022	700		700
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	278		272
5% due 2026	900		—
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	530	1.68%	—	—
Second lien term loan facility due 2019	598	3.75%	598	3.75%
€550 million revolving credit facility due 2020	67	1.75%	—	—
Pan-European accounts receivable facility	266	1.01%	125	1.35%
Chinese credit facilities	388	4.63%	465	5.22%
Other foreign and domestic debt(1)	944	9.59%	906	9.42%
Unamortized deferred financing fees	(46)		(48)
	6,047		5,611
Capital lease obligations	44		48
	6,091		5,659
Less portion due within one year	(346)		(585)
	$5,745		$5,074

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES
$900 million 5% Senior Notes due 2026
In May 2016, we issued $900 million in aggregate principal amount of 5% senior notes due 2026. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time on or after May 31, 2021 at a redemption price of 102.5%, 101.667%, 100.833% and 100% during the 12-month periods commencing on May 31, 2021, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to May 31, 2021, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to May 31, 2019, we may redeem up to 35% of the original aggregate principal amount of these notes from the net cash proceeds of certain equity offerings at a redemption price equal to 105% of the principal amount plus accrued and unpaid interest to the redemption date.
The indenture for the new notes includes covenants that are substantially similar to those contained in the indenture that governed our 6.5% senior notes due 2021, as described in Note to the Consolidated Financial Statements No.15, Financing Arrangements and Derivative Financial Instruments, in our 2015 Form 10-K.
In June 2016, we used the proceeds from this offering, together with cash and cash equivalents, to redeem in full our $900 million 6.5% senior notes due 2021 including a $44 million redemption premium plus accrued and unpaid interest to the redemption date. We also recorded $9 million of expense for the write-off of deferred financing fees as a result of the redemption.
CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2021
On April 7, 2016, we amended and restated our $2.0 billion first lien revolving credit facility. Changes to the facility include extending the maturity to 2021 and reducing the interest rate for loans under the facility by 25 basis points to LIBOR plus 125 basis points, based on our current liquidity. In addition, the borrowing base was increased to include (i) the value of our principal trademarks and (ii) certain cash in an amount not to exceed $200 million.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of June 30, 2016, our borrowing base, and therefore our availability, under this facility was $249 million below the facility's stated amount of $2.0 billion.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2015. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
At June 30, 2016, we had $530 million of borrowings and $127 million of letters of credit issued under the revolving credit facility. At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At June 30, 2016, we had $186 million in letters of credit issued under these new agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At both June 30, 2016 and December 31, 2015, the amount outstanding under this facility was $598 million.
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
At June 30, 2016, there were no borrowings outstanding under the German tranche and there were $67 million (€60 million) of borrowings outstanding under the all-borrower tranche. At December 31, 2015, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at June 30, 2016 and December 31, 2015.
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
At June 30, 2016, the amounts available and utilized under this program totaled $266 million (€239 million). At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. For the period beginning January 1, 2016 to June 30, 2016, the designated maximum amount of the facility was $52 million (70 million Australian dollars). At June 30, 2016, the amounts available and utilized under this program were $33 million and $20 million, respectively. At December 31, 2015, the amounts available and utilized under this program were $34 million and $19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2015 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2016, the gross amount of receivables sold was $277 million, compared to $299 million at December 31, 2015.
Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At June 30, 2016, these non-revolving credit facilities had total unused availability of $65 million and can only be used to finance the expansion of our manufacturing facility in China. At June 30, 2016 and December 31, 2015, the amounts outstanding under these facilities were $388 million and $465 million, respectively. The facilities ultimately mature in 2023 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At June 30, 2016 and December 31, 2015, restricted cash related to funds obtained under these credit facilities was $3 million and $11 million, respectively.
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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2016	2015
Fair Values — asset (liability):
Accounts receivable	$14	$10
Other current liabilities	(7)	(10)
At June 30, 2016 and December 31, 2015, these outstanding foreign currency derivatives had notional amounts of $1,221 million and $1,094 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $5 million and net transaction losses on derivatives of $18 million for the three and six months ended June 30, 2016, respectively, and net transaction losses on derivatives of $28 million and net transaction gains on derivatives of $30 million for the three and six months ended June 30, 2015, respectively.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2016	2015
Fair Values — asset (liability):
Accounts receivable	$2	$5
Other current liabilities	(2)	(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2016 and December 31, 2015, these outstanding foreign currency derivatives had notional amounts of $167 million and $168 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2016	2015	2016	2015
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(6)	$3	$1	$(12)
Amount of deferred (gain) loss reclassified from AOCL into CGS	(1)	(10)	(6)	(15)
Amounts excluded from effectiveness testing	(1)	1	(1)	1
The estimated net amount of deferred gains at June 30, 2016 that is expected to be reclassified to earnings within the next twelve months is $1 million.
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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Assets:
Investments	$9	$7	$9	$7	$—	$—	$—	$—
Foreign Exchange Contracts	16	15	—	—	16	15	—	—
Total Assets at Fair Value	$25	$22	$9	$7	$16	$15	$—	$—

Liabilities:
Foreign Exchange Contracts	$9	$11	$—	$—	$9	$11	$—	$—
Total Liabilities at Fair Value	$9	$11	$—	$—	$9	$11	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2016 and December 31, 2015. Long term debt with a fair value of $3,986 million and $4,291 million at June 30, 2016 and December 31, 2015, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

	June 30,	December 31,
(In millions)	2016	2015
Fixed Rate Debt:
Carrying amount — liability	$3,541	$3,844
Fair value — liability	3,672	4,018

Variable Rate Debt:
Carrying amount — liability	$2,506	$1,767
Fair value — liability	2,494	1,765
NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Service cost — benefits earned during the period	$1	$1	$2	$2
Interest cost on projected benefit obligation	40	60	82	121
Expected return on plan assets	(63)	(75)	(127)	(150)
Amortization of net losses	27	26	54	54
Net periodic pension cost	$5	$12	$11	$27

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Service cost — benefits earned during the period	$8	$13	$15	$22
Interest cost on projected benefit obligation	21	28	41	57
Expected return on plan assets	(24)	(27)	(46)	(53)
Amortization of net losses	7	10	14	19
Net periodic pension cost	12	24	24	45
Net curtailments/settlements/termination benefits	13	1	13	1
Total defined benefit pension cost	$25	$25	$37	$46

Effective January 1, 2016, we changed the method of estimating the service and interest components of net periodic cost for pension and other postretirement benefits for plans that utilize a yield curve approach. We elected to utilize a full yield curve approach in the measurement of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to using a single weighted average discount rate. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of projected benefit cash flows to the corresponding spot rates on the yield curve. This change is expected to reduce our 2016 annual net periodic pension cost by approximately $50 million to $75 million compared to the previous method and does not affect the measurement of our plan benefit obligations. We have accounted for this change as a change in accounting estimate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the second quarter of 2016, annuities were purchased from existing plan assets to settle $41 million in obligations of one of our U.K. pension plans which resulted in a settlement charge of $14 million.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2016. For the three and six months ended June 30, 2016, we contributed $14 million and $31 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2016 and 2015 was $29 million and $31 million, respectively, and $63 million and $64 million, respectively, for the six months ended June 30, 2016 and 2015.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended June 30, 2016 and 2015 was $(7) million and $(6) million, respectively, and $(13) million and $(10) million for the six months ended June 30, 2016 and 2015, respectively.
NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.7 million stock options, 0.2 million restricted stock units and 0.2 million performance share units during the six months ended June 30, 2016 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the six months ended June 30, 2016 were $29.88 and $11.91, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.2 years
Interest rate: 1.45%
Volatility: 40.78%
Dividend yield: 0.94%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $29.80 for restricted stock units and $30.95 for performance share units granted during the six months ended June 30, 2016.
We recognized stock-based compensation expense of $4 million and $11 million during the three and six months ended June 30, 2016, respectively. At June 30, 2016, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $43 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 2021. We recognized stock-based compensation expense of $6 million and $10 million during the three and six months ended June 30, 2015, respectively.
NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $55 million and $50 million at June 30, 2016 and December 31, 2015, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $17 million and $12 million were included in Other Current Liabilities at June 30, 2016 and December 31, 2015, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $256 million and $264 million for anticipated costs related to workers’ compensation at June 30, 2016 and December 31, 2015, respectively. Of these amounts, $55 million and $54 million was included in Current Liabilities as part of Compensation and Benefits at June 30, 2016 and December 31, 2015, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2016 and December 31, 2015, the liability was discounted using a risk-free rate of return. At June 30, 2016, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $320 million and $315 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2016 and December 31, 2015, respectively. Of these amounts, $50 million and $45 million was included in Other Current Liabilities at June 30, 2016 and December 31, 2015, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2016, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $6 million and within Other Assets of $27 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by GDTNA during the existence of the global alliance with SRI, subject to certain caps.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 121,400 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $507 million through June 30, 2016 and $497 million through December 31, 2015.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2016	December 31, 2015
Pending claims, beginning of period	67,400	73,800
New claims filed	1,100	1,900
Claims settled/dismissed	(3,600)	(8,300)
Pending claims, end of period	64,900	67,400
Payments (1)	$12	$19

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $168 million and $171 million at June 30, 2016 and December 31, 2015, respectively. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant.
We maintain certain primary and excess insurance coverage under coverage-in-place agreements, and also have additional excess liability insurance with respect to asbestos liabilities. After consultation with our outside legal counsel and giving consideration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers and other relevant factors, we determine an amount we expect is probable of recovery from such carriers. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery.
We recorded a receivable related to asbestos claims of $127 million and $117 million at June 30, 2016 and December 31, 2015, respectively. The increase in the receivable balance at June 30, 2016 is primarily related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods which positively impacted the receivable by $10 million. We expect that approximately 75% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million, was included in Current Assets as part of Accounts Receivable at June 30, 2016 and December 31, 2015. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €116 million ($129 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $49 million at both June 30, 2016 and December 31, 2015. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay GDTNA's outstanding workers' compensation claims arising during the existence of the global alliance. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to decrease over time as GDTNA pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 12. CAPITAL STOCK
Dividends
In the first six months of 2016, we paid cash dividends of $38 million on our common stock. On July 12, 2016, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.07 per share of common stock, or approximately $18 million in the aggregate. The dividend will be paid on September 1, 2016 to stockholders of record as of the close of business on August 1, 2016. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter of 2016, we repurchased 3,571,254 shares at an average price, including commissions, of $28.00 per share, or $100 million in the aggregate. During the first six months of 2016, we repurchased 5,162,630 shares at an average price, including commissions, of $29.05 per share, or $150 million in the aggregate. Since 2013, we repurchased 19,670,348 shares at an average price, including commissions, of $28.64 per share, or $563 million in the aggregate.
In addition, we routinely repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first six months of 2016, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$3,920	$222	$4,142	$3,610	$235	$3,845
Comprehensive income (loss):
Net income	386	11	397	416	12	428
Foreign currency translation, net of tax of $14 in 2016 (($24) in 2015)	5	2	7	(59)	(14)	(73)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2016 ($0 in 2015)	—	—	—	1	—	1
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $16 in 2016 ($18 in 2015)	32	—	32	35	—	35
Decrease (increase) in net actuarial losses, net of tax of $0 in 2016 ($11 in 2015)	1	—	1	22	—	22
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 in 2016 ($0 in 2015)	15	—	15	2	—	2
Deferred derivative gains (losses), net of tax of $0 in 2016 ($2 in 2015)	3	—	3	9	—	9
Reclassification adjustment for amounts recognized in income, net of tax of ($2) in 2016 (($2) in 2015)	(8)	—	(8)	(11)	—	(11)
Unrealized investment gains (losses), net of tax of $0 in 2016 ($1 in 2015)	—	—	—	1	—	1
Other comprehensive income (loss)	48	2	50	—	(14)	(14)
Total comprehensive income (loss)	434	13	447	416	(2)	414
Dividends declared to minority shareholders	—	(9)	(9)	—	(7)	(7)
Stock-based compensation plans (Note 10)	13	—	13	10	—	10
Repurchase of common stock (Note 12)	(150)	—	(150)	(52)	—	(52)
Dividends declared (Note 12)	(38)	—	(38)	(32)	—	(32)
Common stock issued from treasury	3	—	3	18	—	18
Balance at end of period	$4,182	$226	$4,408	$3,970	$226	$4,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2015	2015
Balance at beginning of period	$539	$582
Comprehensive income (loss):
Net income	7	16
Foreign currency translation, net of tax of $0 and $0 in 2015	23	(32)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2015	1	2
Decrease (increase) in net actuarial losses, net of tax of $0 and $0 in 2015	2	2
Deferred derivative gains (losses), net of tax of $0 and $0 in 2015	(1)	1
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2015	(2)	(2)
Other comprehensive income (loss)	23	(29)
Total comprehensive income (loss)	30	(13)
Balance at end of period	$569	$569

Due to the dissolution of the global alliance with SRI on October 1, 2015, we no longer have Minority Equity outside of Shareholders' Equity.
NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the six months ended June 30, 2016 and 2015:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2015	$(946)	$(3,071)	$7	$—	$(4,010)
Other comprehensive income (loss) before reclassifications	5	1	3	—	9
Amounts reclassified from accumulated other comprehensive loss	—	47	(8)	—	39
Balance at June 30, 2016	$(941)	$(3,023)	$2	$—	$(3,962)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2014	$(894)	$(3,285)	$12	$36	$(4,131)
Other comprehensive income (loss) before reclassifications	(59)	22	9	1	(27)
Amounts reclassified from accumulated other comprehensive loss	1	37	(11)	—	27
Balance at June 30, 2015	$(952)	$(3,226)	$10	$37	$(4,131)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions) (Income) Expense	2016	2015	2016	2015
Component of AOCL	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$—	$1	$—	$1	Other (Income) Expense
Tax effect	—	—	—	—	United States and Foreign Taxes
Minority interest	—	—	—	—	Minority Shareholders' Net Income
Net of tax	$—	$1	$—	$1	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$24	$27	$48	$55	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	15	2	15	2	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$39	$29	$63	$57
Tax effect	(8)	(9)	(16)	(18)	United States and Foreign Taxes
Minority interest	—	(1)	—	(2)	Minority Shareholders' Net Income
Net of tax	$31	$19	$47	$37	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(6)	$(10)	$(10)	$(15)	Cost of Goods Sold
Tax effect	1	1	2	2	United States and Foreign Taxes
Minority interest	—	2	—	2	Minority Shareholders' Net Income
Net of tax	$(5)	$(7)	$(8)	$(11)	Goodyear Net Income

Total reclassifications	$26	$13	$39	$27	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses and immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 9, Pension, Savings and Other Postretirement Benefit Plans, in this Form 10-Q and No. 17, Pension, Other Postretirement Benefits and Savings Plans, in our 2015 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed our obligations under the $282 million outstanding principal amount of 8.75% notes due 2020, the $700 million outstanding principal amount of 7% senior notes due 2022, the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023 and the $900 million outstanding principal amount of 5% senior notes due 2026 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$275	$55	$808	$—	$1,138
Accounts Receivable, net	805	177	1,493	—	2,475
Accounts Receivable From Affiliates	—	494	—	(494)	—
Inventories	1,360	144	1,229	(47)	2,686
Prepaid Expenses and Other Current Assets	51	3	113	2	169
Total Current Assets	2,491	873	3,643	(539)	6,468
Goodwill	—	24	412	124	560
Intangible Assets	118	—	20	—	138
Deferred Income Taxes	1,926	19	83	—	2,028
Other Assets	231	88	380	7	706
Investments in Subsidiaries	4,304	427	—	(4,731)	—
Property, Plant and Equipment, net	2,375	249	4,363	(27)	6,960
Total Assets	$11,445	$1,680	$8,901	$(5,166)	$16,860
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$870	$138	$1,635	$—	$2,643
Accounts Payable to Affiliates	318	—	176	(494)	—
Compensation and Benefits	326	29	250	—	605
Other Current Liabilities	294	18	551	(8)	855
Notes Payable and Overdrafts	—	—	145	—	145
Long Term Debt and Capital Leases Due Within One Year	6	—	340	—	346
Total Current Liabilities	1,814	185	3,097	(502)	4,594
Long Term Debt and Capital Leases	4,324	—	1,421	—	5,745
Compensation and Benefits	642	96	655	—	1,393
Deferred Income Taxes	—	1	89	—	90
Other Long Term Liabilities	483	11	136	—	630
Total Liabilities	7,263	293	5,398	(502)	12,452
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	262	—	—	—	262
Other Equity	3,920	1,387	3,277	(4,664)	3,920
Goodyear Shareholders’ Equity	4,182	1,387	3,277	(4,664)	4,182
Minority Shareholders’ Equity — Nonredeemable	—	—	226	—	226
Total Shareholders’ Equity	4,182	1,387	3,503	(4,664)	4,408
Total Liabilities and Shareholders’ Equity	$11,445	$1,680	$8,901	$(5,166)	$16,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$354	$70	$1,052	$—	$1,476
Accounts Receivable, net	814	136	1,083	—	2,033
Accounts Receivable From Affiliates	—	609	—	(609)	—
Inventories	1,199	157	1,152	(44)	2,464
Prepaid Expenses and Other Current Assets	42	3	105	3	153
Total Current Assets	2,409	975	3,392	(650)	6,126
Goodwill	—	24	407	124	555
Intangible Assets	118	—	20	—	138
Deferred Income Taxes	2,049	19	73	—	2,141
Other Assets	216	81	350	7	654
Investments in Subsidiaries	4,088	383	—	(4,471)	—
Property, Plant and Equipment, net	2,377	216	4,213	(29)	6,777
Total Assets	$11,257	$1,698	$8,455	$(5,019)	$16,391
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$1,002	$189	$1,578	$—	$2,769
Accounts Payable to Affiliates	540	—	69	(609)	—
Compensation and Benefits	411	29	226	—	666
Other Current Liabilities	328	16	547	(5)	886
Notes Payable and Overdrafts	—	—	49	—	49
Long Term Debt and Capital Leases Due Within One Year	6	—	579	—	585
Total Current Liabilities	2,287	234	3,048	(614)	4,955
Long Term Debt and Capital Leases	3,796	—	1,278	—	5,074
Compensation and Benefits	725	97	646	—	1,468
Deferred Income Taxes	—	1	92	(2)	91
Other Long Term Liabilities	529	15	119	(2)	661
Total Liabilities	7,337	347	5,183	(618)	12,249
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	267	—	—	—	267
Other Equity	3,653	1,351	3,050	(4,401)	3,653
Goodyear Shareholders’ Equity	3,920	1,351	3,050	(4,401)	3,920
Minority Shareholders’ Equity — Nonredeemable	—	—	222	—	222
Total Shareholders’ Equity	3,920	1,351	3,272	(4,401)	4,142
Total Liabilities and Shareholders’ Equity	$11,257	$1,698	$8,455	$(5,019)	$16,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended June 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,788	$476	$2,025	$(410)	$3,879
Cost of Goods Sold	1,328	430	1,475	(420)	2,813
Selling, Administrative and General Expense	234	38	321	—	593
Rationalizations	3	—	45	—	48
Interest Expense	79	3	22	—	104
Other (Income) Expense	(1)	—	7	14	20
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	145	5	155	(4)	301
United States and Foreign Taxes	49	2	37	5	93
Equity in Earnings of Subsidiaries	106	1	—	(107)	—
Net Income (Loss)	202	4	118	(116)	208
Less: Minority Shareholders’ Net Income	—	—	6	—	6
Goodyear Net Income (Loss)	$202	$4	$112	$(116)	$202
Comprehensive Income (Loss)	$190	$(1)	$86	$(84)	$191
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	1	—	1
Goodyear Comprehensive Income (Loss)	$190	$(1)	$85	$(84)	$190

	Consolidating Statements of Operations
	Three Months Ended June 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,974	$568	$2,640	$(1,010)	$4,172
Cost of Goods Sold	1,466	520	2,056	(1,015)	3,027
Selling, Administrative and General Expense	242	42	366	(2)	648
Rationalizations	5	—	40	1	46
Interest Expense	83	6	37	(16)	110
Other (Income) Expense	(36)	(1)	8	42	13
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	214	1	133	(20)	328
United States and Foreign Taxes	85	2	35	(2)	120
Equity in Earnings of Subsidiaries	63	(67)	—	4	—
Net Income (Loss)	192	(68)	98	(14)	208
Less: Minority Shareholders’ Net Income	—	—	16	—	16
Goodyear Net Income (Loss)	$192	$(68)	$82	$(14)	$192
Comprehensive Income (Loss)	$223	$(60)	$127	$(32)	$258
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	28	7	35
Goodyear Comprehensive Income (Loss)	$223	$(60)	$99	$(39)	$223

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Six Months Ended June 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,472	$910	$3,989	$(801)	$7,570
Cost of Goods Sold	2,561	823	2,960	(830)	5,514
Selling, Administrative and General Expense	476	76	657	(1)	1,208
Rationalizations	5	—	54	—	59
Interest Expense	147	6	53	(11)	195
Other (Income) Expense	(5)	1	(10)	40	26
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	288	4	275	1	568
United States and Foreign Taxes	105	(1)	63	4	171
Equity in Earnings of Subsidiaries	203	21	—	(224)	—
Net Income (Loss)	386	26	212	(227)	397
Less: Minority Shareholders’ Net Income	—	—	11	—	11
Goodyear Net Income (Loss)	$386	$26	$201	$(227)	$386
Comprehensive Income (Loss)	$434	$6	$241	$(234)	$447
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	13	—	13
Goodyear Comprehensive Income (Loss)	$434	$6	$228	$(234)	$434

	Consolidating Statements of Operations
	Six Months Ended June 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,814	$1,088	$5,242	$(1,948)	$8,196
Cost of Goods Sold	2,909	992	4,159	(1,967)	6,093
Selling, Administrative and General Expense	468	82	710	(4)	1,256
Rationalizations	5	—	56	1	62
Interest Expense	166	12	68	(29)	217
Other (Income) Expense	(201)	(16)	19	79	(119)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	467	18	230	(28)	687
United States and Foreign Taxes	172	7	65	(1)	243
Equity in Earnings of Subsidiaries	121	(60)	—	(61)	—
Net Income (Loss)	416	(49)	165	(88)	444
Less: Minority Shareholders’ Net Income	—	—	28	—	28
Goodyear Net Income (Loss)	$416	$(49)	$137	$(88)	$416
Comprehensive Income (Loss)	$416	$(26)	$65	$(54)	$401
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(1)	(14)	(15)
Goodyear Comprehensive Income (Loss)	$416	$(26)	$66	$(40)	$416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(243)	$(11)	$151	$(17)	$(120)
Cash Flows from Investing Activities:
Capital Expenditures	(185)	(44)	(239)	2	(466)
Asset Dispositions	—	—	1	—	1
Decrease in Restricted Cash	—	—	11	—	11
Short Term Securities Acquired	—	—	(34)	—	(34)
Short Term Securities Redeemed	—	—	23	—	23
Capital Contributions and Loans Incurred	(93)	—	(243)	336	—
Capital Redemptions and Loans Paid	25	—	143	(168)	—
Total Cash Flows from Investing Activities	(253)	(44)	(338)	170	(465)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	4	124	(4)	124
Short Term Debt and Overdrafts Paid	(4)	—	(36)	4	(36)
Long Term Debt Incurred	2,051	—	1,232	—	3,283
Long Term Debt Paid	(1,523)	—	(1,408)	—	(2,931)
Common Stock Issued	3	—	—	—	3
Common Stock Repurchased	(150)	—	—	—	(150)
Common Stock Dividends Paid	(38)	—	—	—	(38)
Capital Contributions and Loans Incurred	243	59	34	(336)	—
Capital Redemptions and Loans Paid	(143)	(25)	—	168	—
Intercompany Dividends Paid	—	—	(15)	15	—
Transactions with Minority Interests in Subsidiaries	—	—	(7)	—	(7)
Debt Related Costs and Other Transactions	(22)	—	(1)	—	(23)
Total Cash Flows from Financing Activities	417	38	(77)	(153)	225
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	20	—	22
Net Change in Cash and Cash Equivalents	(79)	(15)	(244)	—	(338)
Cash and Cash Equivalents at Beginning of the Period	354	70	1,052	—	1,476
Cash and Cash Equivalents at End of the Period	$275	$55	$808	$—	$1,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$231	$(14)	$75	$(18)	$274
Cash Flows from Investing Activities:
Capital Expenditures	(184)	(16)	(251)	3	(448)
Asset Dispositions	—	—	8	—	8
Increase in Restricted Cash	—	—	(6)	—	(6)
Short Term Securities Acquired	—	—	(49)	—	(49)
Short Term Securities Redeemed	—	—	21	—	21
Capital Contributions and Loans Incurred	(12)	—	—	12	—
Other Transactions	—	—	5	—	5
Total Cash Flows from Investing Activities	(196)	(16)	(272)	15	(469)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	43	5	49	(48)	49
Short Term Debt and Overdrafts Paid	(5)	—	(86)	48	(43)
Long Term Debt Incurred	455	—	661	—	1,116
Long Term Debt Paid	(658)	—	(654)	—	(1,312)
Common Stock Issued	18	—	—	—	18
Common Stock Repurchased	(52)	—	—	—	(52)
Common Stock Dividends Paid	(32)	—	—	—	(32)
Capital Contributions and Loans Incurred	—	12	—	(12)	—
Intercompany Dividends Paid	—	—	(15)	15	—
Transactions with Minority Interests in Subsidiaries	—	—	(1)	—	(1)
Debt Related Costs and Other Transactions	(1)	—	(9)	—	(10)
Total Cash Flows from Financing Activities	(232)	17	(55)	3	(267)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(6)	(55)	—	(61)
Net Change in Cash and Cash Equivalents	(197)	(19)	(307)	—	(523)
Cash and Cash Equivalents at Beginning of the Period	674	89	1,398	—	2,161
Cash and Cash Equivalents at End of the Period	$477	$70	$1,091	$—	$1,638

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income (loss).
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 49 manufacturing facilities in 22 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. Effective January 1, 2016, we combined our previous North America and Latin America strategic business units into one Americas strategic business unit. Accordingly, we have also combined the North America and Latin America reportable segments effective on that date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer.
On October 1, 2015, the Company completed the dissolution of its global alliance with Sumitomo Rubber Industries, Ltd. ("SRI") in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI. Pursuant to this agreement, the Company has sold to SRI its 75% interest in Goodyear Dunlop Tires North America Ltd. ("GDTNA"), 25% interest in Dunlop Goodyear Tires Ltd. ("DGT") in Japan and Huntsville, Alabama test track used by GDTNA. The Company has acquired SRI's 25% interest in Goodyear Dunlop Tires Europe B.V. ("GDTE") and 75% interest in Nippon Goodyear Ltd. ("NGY") in Japan.
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
Effective December 31, 2015, we concluded that we did not meet the accounting criteria for control over our Venezuelan subsidiary. We deconsolidated the operations of our Venezuelan subsidiary and began reporting their results using the cost method of accounting. Our financial results for the second quarter and first six months of 2016 do not include the operating results of our Venezuelan subsidiary.
Results of Operations
In the second quarter of 2016, we continued to experience improving industry conditions in Europe, and saw stable industry conditions in the United States, although year-over-year industry growth in consumer replacement was impacted by abnormally high levels of imports in the second quarter of 2015. In emerging markets, we saw growth in the Asia Pacific region in Japan, due to the acquisition of a controlling interest in NGY, and in China, and continued recessionary economic conditions and political volatility in Brazil.
Our second quarter of 2016 results reflect a 1.7% increase in tire unit shipments compared to the second quarter of 2015 (2.4% when excluding the 0.3 million unit impact of the deconsolidation of our Venezuelan subsidiary). In the second quarter of 2016, we realized approximately $66 million of cost savings, including raw material cost saving measures of approximately $46 million, which exceeded the impact of general inflation.
Net sales in the second quarter of 2016 were $3,879 million, compared to $4,172 million in the second quarter of 2015. Net sales decreased in the second quarter of 2016 due to the deconsolidation of our Venezuelan subsidiary, lower sales in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, unfavorable foreign currency translation, primarily in Americas, and a decline in price and product mix, primarily in EMEA. These declines were partially offset by higher tire unit volume in Asia Pacific and EMEA.
In the second quarter of 2016, Goodyear net income was $202 million, or $0.75 per share, compared to $192 million, or $0.70 per share, in the second quarter of 2015. The increase in Goodyear net income in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to lower income tax expense, a decrease in minority shareholders' net income, primarily due to the dissolution of the global alliance with SRI, and higher segment operating income in EMEA and Asia Pacific, which were partially offset by lower segment operating income in Americas.
Our total segment operating income for the second quarter of 2016 was $531 million, compared to $550 million in the second quarter of 2015. The $19 million decrease in segment operating income was due primarily to the impact of the deconsolidation of our Venezuelan subsidiary of $36 million, an out of period adjustment of $24 million of expense related to the elimination of intracompany profit in Americas, primarily related to the years 2012 to 2015, with the majority attributable to 2012, lower income in other tire-related businesses of $22 million and unfavorable foreign currency translation of $10 million. A decrease in price and product mix of $44 million was more than offset by a $95 million decline in raw material costs. The decrease in segment operating income was also partially offset by lower selling, administrative and general expense ("SAG") of $17 million. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first six months of 2016 were $7,570 million, compared to $8,196 million in the first six months of 2015. Net sales decreased in the first six months of 2016 due to unfavorable foreign currency translation, primarily in Americas, the deconsolidation of our Venezuelan subsidiary, lower sales in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and a decline in price and product mix, primarily in EMEA. These declines were partially offset by higher tire unit volume, primarily in Asia Pacific.
In the first six months of 2016, Goodyear net income was $386 million, or $1.43 per share, compared to $416 million, or $1.52 per share, in the first six months of 2015. The decrease in Goodyear net income in the first six months of 2016 compared to the first six months of 2015 was due to a one-time pre-tax gain of $155 million in 2015 on the recognition of deferred royalty income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business and lower segment operating income in Americas. These decreases were partially offset by lower income tax expense and interest expense, a decrease in minority shareholders' net income, primarily due to the dissolution of the global alliance with SRI, and higher segment operating income in EMEA and Asia Pacific.
Our total segment operating income for the first six months of 2016 was $950 million, compared to $938 million in the first six months of 2015. The $12 million increase in segment operating income was due primarily to a decline in raw material costs of $202 million, which more than offset decreases in price and product mix of $74 million, higher volume of $14 million, and lower conversion costs of $12 million. These increases were partially offset by the impact of the deconsolidation of our Venezuelan subsidiary of $58 million, lower income in other tire-related businesses of $27 million, an out of period adjustment of $24 million of expense related to the elimination of intracompany profit in Americas, primarily related to the years 2012 to 2015, with the majority attributable to 2012, and unfavorable foreign currency translation of $22 million. Refer to "Results of Operations — Segment Information” for additional information.
At June 30, 2016, we had $1,138 million of Cash and cash equivalents as well as $2,426 million of unused availability under our various credit agreements, compared to $1,476 million and $2,676 million, respectively, at December 31, 2015. Cash and cash equivalents decreased by $338 million from December 31, 2015 due primarily to cash used for working capital of $686 million, capital expenditures of $466 million, common stock repurchases of $150 million and dividends paid on our common stock of $38 million. These uses of cash were partially offset by net borrowings of $440 million and net income of $397 million, which included non-cash depreciation and amortization charges of $355 million. Refer to "Liquidity and Capital Resources" for additional information.
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
Based on current raw material spot prices, for the full year of 2016, we expect our raw material costs will be approximately 8% lower than 2015, including raw material cost saving measures, and we continue to expect the benefit of lower raw material costs to more than offset declines in price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2016 and 2015
Net sales in the second quarter of 2016 were $3,879 million, decreasing $293 million, or 7.0%, from $4,172 million in the second quarter of 2015. Goodyear net income was $202 million, or $0.75 per share, in the second quarter of 2016, compared to $192 million, or $0.70 per share, in the second quarter of 2015.
Net sales decreased in the second quarter of 2016, due primarily to lower sales of $115 million due to the deconsolidation of our Venezuelan subsidiary, lower sales of $86 million in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, unfavorable foreign currency translation of $84 million, primarily in Americas, and a decline in price and product mix of $36 million, primarily in EMEA. These declines were partially offset by higher tire unit volume of $28 million, which was the result of volume increases in Asia Pacific and EMEA, partially offset by volume decreases in Americas. Volume increases in Asia Pacific were driven by the acquisition of a controlling interest in NGY in Japan.
Worldwide tire unit sales in the second quarter of 2016 were 41.5 million units, increasing 0.7 million units, or 1.7%, from 40.8 million units in the second quarter of 2015. Replacement tire volume increased 1.2 million units, or 4.3%. Original equipment ("OE") tire volume decreased 0.5 million units, or 4.0%. Worldwide tire units were positively impacted by 1.1 million units due to the acquisition of a controlling interest in NGY in Japan. In addition, worldwide tire units were reduced by 0.4 million units due to the sale of GDTNA and 0.3 million units due to the deconsolidation of our Venezuelan subsidiary.
Cost of goods sold (“CGS”) in the second quarter of 2016 was $2,813 million, decreasing $214 million, or 7.1%, from $3,027 million in the second quarter of 2015. CGS decreased due to lower raw material costs of $95 million, primarily in Americas and EMEA, lower costs of $72 million due to the deconsolidation of our Venezuelan subsidiary, and lower costs in other tire-related businesses of $64 million, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI. CGS also decreased due to foreign currency translation of $61 million, primarily in Americas. These decreases were partially offset by an out of period adjustment of $24 million ($15 million after-tax and minority) of expense related to the elimination of intracompany profit in Americas, primarily related to the years 2012 to 2015, with the majority attributable to 2012, higher tire volume of $22 million, and a $14 million ($14 million after-tax and minority) charge that resulted from the purchase of annuities to settle obligations of one of our U.K. pension plans.
CGS in the second quarter of 2016 included pension expense of $11 million, excluding the pension settlement charge of $14 million, which decreased from $27 million in the second quarter of 2015, primarily due to the deconsolidation of our Venezuelan subsidiary and the change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016.
CGS in the second quarter of 2016 also included accelerated depreciation of $5 million ($5 million after-tax and minority) primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA. CGS in the second quarter of 2016 and 2015 also included savings from rationalization plans of $2 million and $8 million, respectively. The savings in 2015 related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS was 72.5% of sales in the second quarter of 2016 compared to 72.6% in the second quarter of 2015.
SAG in the second quarter of 2016 was $593 million, decreasing $55 million, or 8.5%, from $648 million in the second quarter of 2015. SAG decreased $17 million due to lower wages and benefits including incentive compensation costs, foreign currency translation of $13 million, primarily in Americas and EMEA, decreased bad debt expense of $13 million, and lower costs of $6 million due to the deconsolidation of our Venezuelan subsidiary.
SAG in the second quarter of 2016 included pension expense of $8 million, compared to $11 million in 2015, primarily due to the change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016. SAG in the second quarter of 2016 and 2015 both also included savings from rationalization plans of $6 million. SAG was 15.3% of sales in the second quarter of 2016, compared to 15.5% in the second quarter of 2015.
We recorded net rationalization charges of $48 million ($44 million after-tax and minority) in the second quarter of 2016 and net rationalization charges of $46 million ($32 million after-tax and minority) in the second quarter of 2015. In the second quarter of 2016, we recorded charges of $43 million for rationalization actions initiated during the quarter, which primarily related to manufacturing headcount reductions in EMEA to improve operating efficiency. In addition, we initiated a plan to reduce SAG headcount. We also recorded charges of $5 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France. In the second quarter of 2015, we recorded charges of $36 million for rationalization actions initiated during the quarter, which include a plan to close our Wolverhampton,

U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for SAG headcount reductions in Americas and EMEA. In the second quarter of 2015, we recorded charges of $10 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France.
Interest expense in the second quarter of 2016 was $104 million, decreasing $6 million, or 5.5%, from $110 million in the second quarter of 2015. The decrease was due to a lower average interest rate of 6.76% in the second quarter of 2016 compared to 7.19% in the second quarter of 2015, partially offset by charges of $9 million ($6 million after-tax and minority) related to the write-off of deferred financing fees. The average debt balance for the second quarter of 2016 was $6,156 million, as compared to $6,123 million for the second quarter of 2015.
Other (Income) Expense in the second quarter of 2016 was $20 million of expense, compared to $13 million of expense in the second quarter of 2015. Other (Income) Expense in the second quarter of 2016 included financing fees and financial instruments expense of $52 million, compared to $11 million in the second quarter of 2015. Financing fees and financial instruments expense for the second quarter of 2016 includes a $44 million ($28 million after-tax and minority) redemption premium related to the redemption of $900 million of 6.5% senior notes due 2021.
Other (Income) Expense in the second quarter of 2016 also included a benefit of $14 million in general and product liability expense (income) - discontinued products, compared to expense of $4 million in the second quarter of 2015. The difference primarily relates to a benefit of $4 million ($3 million after-tax and minority) for the recovery of past costs from one of our asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods. Additionally, Other (Income) Expense in the second quarter of 2016 included net foreign currency exchange gains of $1 million compared to losses of $13 million in the second quarter of 2015.
Income tax expense in the second quarter of 2016 was $93 million on income before income taxes of $301 million. In the second quarter of 2015, we recorded income tax expense of $120 million on income before income taxes of $328 million. Income tax expense in the second quarter of 2016 was unfavorably impacted by $3 million ($3 million after minority interest) of various discrete tax adjustments. Income tax expense in the second quarter of 2015 was unfavorably impacted by $3 million ($2 million after minority interest) of discrete tax adjustments, primarily related to the establishment a valuation allowance in EMEA.
We record taxes based on overall estimated annual effective tax rates. In 2016, the reduction of our effective tax rate compared to the U.S. statutory rate was primarily attributable to income in various foreign taxing jurisdictions where we maintain a full valuation allowance on certain deferred tax assets.
Minority shareholders’ net income in the second quarter of 2016 was $6 million, compared to $16 million in 2015. The decrease in 2016 is due to the dissolution of the global alliance with SRI.
Six Months Ended June 30, 2016 and 2015
Net sales in the first six months of 2016 were $7,570 million, decreasing $626 million, or 7.6%, from $8,196 million in the first six months of 2015. Goodyear net income was $386 million, or $1.43 per share, in the first six months of 2016, compared to $416 million, or $1.52 per share, in the first six months of 2015.
Net sales decreased in the first six months of 2016, due primarily to unfavorable foreign currency translation of $225 million, primarily in Americas, lower sales of $209 million due to the deconsolidation of our Venezuelan subsidiary, lower sales of $138 million in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and a decline in price and product mix of $118 million, primarily in EMEA. These declines were partially offset by higher tire unit volume of $64 million, which was the result of volume increases in Asia Pacific and EMEA, partially offset by volume decreases in Americas. Volume increases in Asia Pacific were driven by the acquisition of a controlling interest in NGY in Japan.
Worldwide tire unit sales in the first six months of 2016 were 83.0 million units, increasing 1.4 million units, or 1.7%, from 81.6 million units in the first six months of 2015. Replacement tire volume increased 1.6 million units, or 2.9%. OE tire volume decreased 0.2 million units, or 1.0%. Worldwide tire units were positively impacted by 2.0 million units due to the acquisition of a controlling interest in NGY in Japan. In addition, worldwide tire units were reduced by 0.7 million units due to the deconsolidation of our Venezuelan subsidiary and 0.7 million units due to the sale of GDTNA.
CGS in the first six months of 2016 was $5,514 million, decreasing $579 million, or 9.5%, from $6,093 million in the first six months of 2015. CGS decreased due to lower raw material costs of $202 million, primarily in Americas and EMEA, foreign currency translation of $171 million, primarily in Americas and EMEA, lower costs of $139 million due to the deconsolidation of our Venezuelan subsidiary, lower costs in other tire-related businesses of $111 million, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, lower product mix costs of $44 million, driven by lower commercial tire volume in Americas, and lower conversion costs of $12 million. These decreases were partially offset by higher tire volume of $50 million, an out of period adjustment of $24 million of expense related to the elimination of intracompany profit in Americas, primarily related to the years 2012 to 2015, with the majority attributable to 2012, and a $14 million charge related to the settlement of obligations of one of our U.K. pension plans.
CGS in the first six months of 2016 included pension expense of $24 million, excluding the pension settlement charge of $14 million, which decreased from $47 million in the first six months of 2015, primarily due to the deconsolidation of our Venezuelan subsidiary and a change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016.
CGS in the first six months of 2016 also included accelerated depreciation of $7 million ($7 million after-tax and minority) primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA compared to $2 million ($2 million after-tax and minority) in the first six months of 2015 primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS in the first six months of 2016 and 2015 also included savings from rationalization plans of $3 million and $16 million, respectively. The savings in 2015 related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS was 72.8% of sales in the first six months of 2016 compared to 74.3% in the first six months of 2015.
SAG in the first six months of 2016 was $1,208 million, decreasing $48 million, or 3.8%, from $1,256 million in the first six months of 2015. SAG decreased due to foreign currency translation of $32 million, primarily in Americas and EMEA, lower costs of $11 million due to the deconsolidation of our Venezuelan subsidiary, and decreased bad debt expense of $10 million.
SAG in the first six months of 2016 included pension expense of $15 million, which decreased from $26 million in the first six months of 2015, primarily due to the change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016. SAG in the first six months of 2016 and 2015 also included savings from rationalization plans of $14 million and $13 million, respectively. SAG was 16.0% of sales in the first six months of 2016, compared to 15.3% in the first six months of 2015.
We recorded net rationalization charges of $59 million ($54 million after-tax and minority) in the first six months of 2016 and net rationalization charges of $62 million ($44 million after-tax and minority) in the first six months of 2015. In the first six months of 2016, we recorded charges of $43 million for rationalization actions initiated during 2016, which primarily related to manufacturing headcount reductions in EMEA to improve operating efficiency. In addition, we initiated a plan to reduce SAG headcount. We also recorded charges of $16 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France. In the first six months of 2015, we recorded charges of $36 million for rationalization actions initiated during the year, which included a plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for SAG headcount reductions in Americas and EMEA. We recorded charges of $26 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France.
Interest expense in the first six months of 2016 was $195 million, decreasing $22 million, or 10.1%, from $217 million in the first six months of 2015. The decrease was due to lower average debt balances of $6,012 million in the first six months of 2016 compared to $6,195 million in the first six months of 2015. In addition, the average interest rate of 6.49% in the first six months of 2016 decreased compared to 7.01% in the first six months of 2015. These decreases were partially offset by charges of $11 million related to the write-off of deferred financing fees.
Other (Income) Expense in the first six months of 2016 was $26 million of expense, compared to $119 million of income in the first six months of 2015. Other (Income) Expense in the first six months of 2016 included royalty income of $14 million, compared to $175 million in the first six months of 2015. Royalty income in 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business.
Other (Income) Expense in the first six months of 2016 included financing fees and financial instruments expense of $68 million, compared to $23 million in the first six months of 2015. Financing fees and financial instruments expense in the first six months of 2016 includes a $44 million redemption premium related to the redemption of $900 million of 6.5% senior notes due 2021.
Other (Income) Expense in the first six months of 2016 also included a benefit of $16 million in general and product liability expense (income) - discontinued products, compared to expense of $9 million in the first six months of 2015. The difference primarily relates to a benefit of $4 million for the recovery of past costs from one of our asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods. Additionally, Other (Income) Expense in the first six months of 2016 included net foreign currency exchange gains of $3 million compared to losses of $29 million in the first six months of 2015.

Income tax expense in the first six months of 2016 was $171 million on income before income taxes of $568 million. In the first six months of 2015, we recorded income tax expense of $243 million on income before income taxes of $687 million. Income tax expense in the first six months of 2016 was favorably impacted by $9 million ($8 million after minority interest) primarily related to a $7 million tax benefit resulting from the release of a valuation allowance in our Americas operations and $2 million of tax benefits related to various discrete tax adjustments. Income tax expense in the first six months of 2015 was unfavorably impacted by $8 million ($8 million after minority interest) of discrete tax adjustments, primarily related to an audit of prior tax years and the establishment of a valuation allowance, both in EMEA.
We record taxes based on overall estimated annual effective tax rates. In 2016, the reduction of our effective tax rate compared to the U.S. statutory rate was primarily attributable to income in various foreign taxing jurisdictions where we maintain a full valuation allowance on certain deferred tax assets.
Our history of losses in various foreign taxing jurisdictions represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. As of June 30, 2016, certain of our subsidiaries, primarily in our EMEA operations, where we maintain a valuation allowance, are now in a position of cumulative profits for the most recent three-year period. While these entities have had a long history of operating losses this recent positive evidence provides us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. Before we would change our judgment on the need for a full valuation allowance a sustained period of operating profitability is required. Considering the duration and magnitude of operating losses in these entities it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets. We believe that if these entities earn sufficient profits for the full year 2016 and are forecasted to earn sufficient profits for 2017 and beyond, that positive evidence will exist to require the release of all, or a portion, of these valuation allowances at year end 2016. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $255 million ($255 million after minority interest).
Minority shareholders’ net income in the first six months of 2016 was $11 million, compared to $28 million in 2015. The decrease in 2016 is due to the dissolution of the global alliance with SRI in the fourth quarter of 2015.

SEGMENT INFORMATION
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis. Effective January 1, 2016, we combined our previous North America and Latin America SBUs into one Americas SBU. Accordingly, we have also combined the North America and Latin America reportable segments effective on that date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer.
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
Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to Note to the Consolidated Financial Statements No. 6, Business Segments, in this Form 10-Q for further information and for a reconciliation of total segment operating income to Income before Income Taxes.
Total segment operating income in the second quarter of 2016 was $531 million, decreasing $19 million, or 3.5%, from $550 million in the second quarter of 2015. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2016 was 13.7%, compared to 13.2% in the second quarter of 2015. Total segment operating income in the first six months of 2016 was $950 million, increasing $12 million, or 1.3%, from $938 million in the first six months of 2015. Total segment operating margin (segment operating income divided by segment sales) in the first six months of 2016 was 12.5%, compared to 11.4% in the first six months of 2015.

Americas

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2016	2015	Change	Change	2016	2015	Change	Change
Tire Units	18.8	20.0	(1.2)	(6.1)%	36.8	39.2	(2.4)	(6.1)%
Net Sales	$2,090	$2,416	$(326)	(13.5)%	$4,041	$4,659	$(618)	(13.3)%
Operating Income	291	358	(67)	(18.7)%	551	606	(55)	(9.1)%
Operating Margin	13.9%	14.8%			13.6%	13.0%
Three Months Ended June 30, 2016 and 2015
Americas unit sales in the second quarter of 2016 decreased 1.2 million units, or 6.1%, to 18.8 million units. Americas unit volume decreased 0.4 million units due to the dissolution of the global alliance with SRI and 0.3 million units due to the impact of the deconsolidation of our Venezuelan subsidiary. OE tire volume decreased 0.9 million units, or 15.2%, primarily driven by the dissolution of the global alliance with SRI and a decline in tire volume, primarily in the U.S. and Brazil. Replacement tire volume decreased 0.3 million units, or 2.4%, due to the deconsolidation of our Venezuelan subsidiary.
Net sales in the second quarter of 2016 were $2,090 million, decreasing $326 million, or 13.5%, from $2,416 million in the second quarter of 2015. The decrease in net sales was due to the deconsolidation of our Venezuelan subsidiary of $115 million, lower sales in other tire-related businesses of $86 million, primarily driven by $43 million in motorcycle tire sales due to the dissolution of the global alliance with SRI and $32 million in our retail and retread businesses, lower volume of $82 million, and unfavorable foreign currency translation of $43 million, primarily in Brazil and Argentina.
Operating income in the second quarter of 2016 was $291 million, decreasing $67 million, or 18.7%, from $358 million in the second quarter of 2015. The decrease in operating income was due to the deconsolidation of our Venezuelan subsidiary of $36 million, unfavorable conversion cost of $29 million due to additional engineering activities and a shift in production to increase our capacity for high-value added ("HVA") tires, an out of period adjustment of $24 million of expense related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012, lower volume of $23 million and lower income in other tire-related businesses of $21 million, primarily due to decreased motorcycle tire sales as a result of the dissolution of the global alliance with SRI. Operating income was also negatively impacted by unfavorable foreign currency translation of $7 million. These decreases in operating income were partially offset by lower raw material costs of $52 million, lower SAG of $16 million, primarily due to a decrease in incentive compensation and other benefits, and an improvement in price and product mix of $3 million due to new product portfolios and increased sales of premium products.
Operating income in the second quarter of 2016 and 2015 excluded rationalization charges of $1 million and $5 million, respectively.
Six Months Ended June 30, 2016 and 2015
Americas unit sales in the first six months of 2016 decreased 2.4 million units, or 6.1%, to 36.8 million units. Americas unit volume decreased 0.7 million units due to the dissolution of the global alliance with SRI and 0.7 million units due to the impact of the deconsolidation of our Venezuelan subsidiary. OE tire volume decreased 1.3 million units, or 11.0%, primarily driven by the dissolution of the global alliance with SRI and a decline in Brazil OE tire volume. Replacement tire volume decreased 1.1 million units, or 4.1%, due to the deconsolidation of our Venezuelan subsidiary and lower U.S. replacement tire volume.
Net sales in the first six months of 2016 were $4,041 million, decreasing $618 million, or 13.3%, from $4,659 million in the first six months of 2015. The decrease in net sales was due to the deconsolidation of our Venezuelan subsidiary of $209 million, lower volume of $151 million, lower sales in other tire-related businesses of $130 million, primarily driven by $77 million in motorcycle tire sales due to the dissolution of the global alliance with SRI and $36 million in our retail and retread businesses, and unfavorable foreign currency translation of $120 million, primarily in Brazil and Argentina.
Operating income in the first six months of 2016 was $551 million, decreasing $55 million, or 9.1%, from $606 million in the first six months of 2015. The decrease in operating income was due to the deconsolidation of our Venezuelan subsidiary of $58 million, lower volume of $39 million, unfavorable conversion cost of $28 million due to additional engineering activities and a shift in production to increase our capacity for HVA tires, and lower income in other tire-related businesses of $27 million, primarily due to decreased motorcycle tire sales as a result of the dissolution of the global alliance with SRI. Operating income was also negatively impacted by an out of period adjustment of $24 million of expense related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012, and unfavorable foreign currency translation of $15 million. These decreases in operating income were partially offset by lower raw material costs of $106 million, lower SAG of $18 million, primarily due to a decrease in wages and other benefits, and an improvement in price and product mix of $16 million due to new product portfolios and increased sales of premium products.

Operating income in the first six months of 2016 and 2015 excluded rationalization charges of $4 million and $5 million, respectively.
Operating income for the first six months of 2015 excluded a net gain on asset sales of $1 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2016	2015	Change	Change	2016	2015	Change	Change
Tire Units	15.4	14.8	0.6	4.2%	31.6	30.7	0.9	2.9%
Net Sales	$1,261	$1,265	$(4)	(0.3)%	$2,512	$2,596	$(84)	(3.2)%
Operating Income	148	108	40	37.0%	228	181	47	26.0%
Operating Margin	11.7%	8.5%			9.1%	7.0%
Three Months Ended June 30, 2016 and 2015
Europe, Middle East and Africa unit sales in the second quarter of 2016 increased 0.6 million units, or 4.2%, to 15.4 million units. OE tire volume increased 0.3 million units, or 8.0%, primarily in our consumer business driven by increased industry demand. Replacement tire volume increased 0.3 million units, or 2.6%, primarily in our consumer business driven by increased industry demand throughout EMEA.
Net sales in the second quarter of 2016 were $1,261 million, decreasing $4 million, or 0.3%, from $1,265 million in the second quarter of 2015. Net sales decreased due to unfavorable price and product mix of $27 million, unfavorable foreign currency translation of $25 million and lower sales from other-tire related businesses of $2 million. These unfavorable impacts were substantially offset by higher tire volume of $51 million, which includes a $7 million negative impact from the dissolution of the global alliance with SRI resulting from SRI obtaining exclusive rights to sell Dunlop-brand tires in certain countries that were previously non-exclusive under the global alliance.
Operating income in the second quarter of 2016 was $148 million, increasing $40 million, or 37.0%, from $108 million in the second quarter of 2015. Operating income increased due primarily to lower conversion costs of $16 million, due to increased production levels, higher volume of $15 million, and lower SAG of $11 million. These favorable impacts were partially offset by lower price and product mix of $36 million, which more than offset the effect of lower raw material costs of $31 million. SAG and conversion costs both included savings from rationalization plans of $2 million.
Operating income in the second quarter of 2016 excluded net rationalization charges of $45 million, primarily related to programs initiated to reorganize operations and reduce complexity across EMEA, and accelerated depreciation of $5 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility.
Operating income in the second quarter of 2015 excluded net rationalization charges of $39 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and one of our Amiens, France manufacturing facilities and our exit from the farm tire business, and a net loss on asset sales of $3 million.
Six Months Ended June 30, 2016 and 2015
Europe, Middle East and Africa unit sales in the first six months of 2016 increased 0.9 million units, or 2.9%, to 31.6 million units. OE tire volume increased 0.6 million units, or 6.5%, primarily in our consumer business driven by increased industry demand. Replacement tire volume increased 0.3 million units, or 1.5%, primarily in our consumer business driven by increased industry demand throughout EMEA.
Net sales in the first six months of 2016 were $2,512 million, decreasing $84 million, or 3.2%, from $2,596 million in the first six months of 2015. Net sales decreased due to unfavorable price and product mix of $79 million, unfavorable foreign currency translation of $63 million and lower sales from other-tire related businesses of $11 million. These impacts were partially offset by higher tire volume of $71 million, which includes an $18 million negative impact from the dissolution of the global alliance with SRI.
Operating income in the first six months of 2016 was $228 million, increasing $47 million, or 26.0%, from $181 million in the first six months of 2015. Operating income increased due primarily to lower conversion costs of $35 million, driven by increased production levels, and higher volume of $18 million. Lower price and product mix of $62 million was substantially offset by a decline in raw material costs of $61 million. SAG and conversion costs included savings from rationalization plans of $4 million and $3 million, respectively.
Operating income in the first six months of 2016 excluded net rationalization charges of $53 million, primarily related to programs initiated to reorganize operations and reduce complexity across EMEA, and accelerated depreciation of $7 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility.

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
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2016	2015	Change	Change	2016	2015	Change	Change
Tire Units	7.3	6.0	1.3	21.1%	14.6	11.7	2.9	24.5%
Net Sales	$528	$491	$37	7.5%	$1,017	$941	$76	8.1%
Operating Income	92	84	8	9.5%	171	151	20	13.2%
Operating Margin	17.4%	17.1%			16.8%	16.0%
Three Months Ended June 30, 2016 and 2015
Asia Pacific unit sales in the second quarter of 2016 increased 1.3 million units, or 21.1%, to 7.3 million units. Replacement tire volume increased 1.3 million units, or 37.8%, primarily in the consumer business, due to the acquisition of a controlling interest in NGY in Japan, which increased tire volume by 1.1 million units, and continued growth in China. OE tire volume increased 1%.
Net sales in the second quarter of 2016 were $528 million, increasing $37 million, or 7.5%, from $491 million in the second quarter of 2015. Net sales increased by $59 million due to higher tire volume, including $40 million related to the acquisition of a controlling interest in NGY. The increase was partially offset by unfavorable foreign currency translation of $16 million, primarily related to the strong U.S. dollar against all Asian currencies except the Japanese yen, and lower price and product mix of $7 million, driven primarily by the impact of lower raw material costs on pricing.
Operating income in the second quarter of 2016 was $92 million, increasing $8 million, or 9.5%, from $84 million in the second quarter of 2015. Operating income increased due primarily to higher tire volume of $14 million, lower raw material costs of $12 million, which more than offset the effect of lower price and product mix of $11 million, and lower conversion costs of $5 million, primarily driven by increased production levels. These increases were partially offset by higher SAG of $10 million, primarily driven by the acquisition of a controlling interest in NGY, and unfavorable foreign currency translation of $3 million.
Operating income in the second quarter of 2016 excluded net rationalization charges of $1 million. Operating income in the second quarter of 2015 excluded net gains on asset sales of $6 million and net rationalization charges of $2 million.
Six Months Ended June 30, 2016 and 2015
Asia Pacific unit sales in the first six months of 2016 increased 2.9 million units, or 24.5%, to 14.6 million units. Replacement tire volume increased 2.5 million units, or 39.5%, primarily in the consumer business, due to the acquisition of a controlling interest in NGY in Japan, which increased tire volume by 2.0 million units, and continued growth in China. OE tire volume increased 0.4 million units, or 7.6%, primarily in the consumer business, which reflected growth in China.
Net sales in the first six months of 2016 were $1,017 million, increasing $76 million, or 8.1%, from $941 million in the first six months of 2015. Net sales increased by $144 million due to higher tire volume, including $81 million related to the acquisition of a controlling interest in NGY. The increase was partially offset by unfavorable foreign currency translation of $42 million, primarily related to the strong U.S. dollar against all Asian currencies except the Japanese yen, and lower price and product mix of $29 million, driven primarily by the impact of lower raw material costs on pricing.
Operating income in the first six months of 2016 was $171 million, increasing $20 million, or 13.2%, from $151 million in the first six months of 2015. Operating income increased due primarily to higher tire volume of $35 million, lower raw material costs of $35 million, which more than offset the effect of lower price and product mix of $28 million, and lower conversion costs of $5 million, primarily driven by increased production levels. These increases were partially offset by higher SAG of $24 million, primarily driven by the acquisition of a controlling interest in NGY, and unfavorable foreign currency translation of $7 million.
Operating income in the first six months of 2016 excluded net gains on assets sales of $1 million and net rationalization charges of $1 million. Operating income in the first six months of 2015 excluded net gains on asset sales of $6 million and net rationalization charges of $3 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
In the second quarter of 2016, we amended and restated our $2.0 billion first lien revolving credit facility to extend the maturity to 2021 and reduce the interest rate for loans under the facility by 25 basis points to LIBOR plus 125 basis points. We also redeemed our existing $900 million 6.5% senior notes due 2021 with the proceeds of a new issuance of $900 million 5% senior notes due 2026, together with cash and cash equivalents, which will result in annual interest expense savings of $14 million.
At June 30, 2016, we had $1,138 million in Cash and cash equivalents, compared to $1,476 million at December 31, 2015. For the six months ended June 30, 2016, net cash used by operating activities was $120 million due to the seasonal use of working capital of $686 million exceeding net income. Net cash used by investing activities was $465 million, reflecting capital expenditures of $466 million. Net cash provided by financing activities was $225 million, driven by net borrowings of $440 million, partially offset by common stock repurchases of $150 million and common stock dividends of $38 million.
At June 30, 2016, we had $2,426 million of unused availability under our various credit agreements, compared to $2,676 million at December 31, 2015. The table below presents unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2016	2015
First lien revolving credit facility	$1,094	$1,149
European revolving credit facility	544	598
Chinese credit facilities	65	66
Pan-European accounts receivable facility	—	151
Other foreign and domestic debt	283	294
Notes payable and overdrafts	440	418
	$2,426	$2,676
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African and Argentinian subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2016, approximately $613 million of net assets, including $127 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used by operating activities was $120 million in the first six months of 2016, compared to net cash provided of $274 million in the first six months of 2015.
Net cash used by operating activities in the first six months of 2016 was driven by the seasonal use of cash for working capital needs of $686 million. The use of cash for working capital increased year-over-year, primarily due to an increase in inventory in Americas to support customer service levels following a period of low inventory levels during the first half of 2015. Uses of cash in 2016 also included $104 million of compensation and benefit costs. These uses of cash were partially offset by net income of $397 million, which included non-cash charges of $355 million related to depreciation and amortization.
Net cash provided by operating activities in the first six months of 2015 was driven by net income of $444 million, which included non-cash charges for depreciation and amortization of $349 million, partially offset by the seasonal use of cash for working capital of $477 million and a non-cash gain that was included in net income of $155 million related to deferred royalty income (see Note to the Consolidated Financial Statements No. 3, Other (Income) Expense, in this Form 10-Q).
Investing Activities
Net cash used in investing activities was $465 million in the first six months of 2016, compared to $469 million in the first six months of 2015. Capital expenditures were $466 million in the first six months of 2016, compared to $448 million in the first six months of 2015. Beyond expenditures required to sustain our facilities, capital expenditures in 2016 primarily related to the construction of a new manufacturing facility in Mexico and investments in additional capacity around the world.
Financing Activities
Net cash provided by financing activities was $225 million in the first six months of 2016, compared to net cash used of $267 million in the first six months of 2015. Financing activities in 2016 included net borrowings of $440 million, common stock repurchases of $150 million and dividends on our common stock of $38 million. Financing activities in 2015 included net debt repayments of $190 million, common stock repurchases of $52 million and dividends on our common stock of $32 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,792 million available at June 30, 2016, of which $2,426 million were unused, compared to $8,699 million available at December 31, 2015, of which $2,676 million were unused. At June 30, 2016, we had long term credit arrangements totaling $8,207 million, of which $1,986 million were unused, compared to $8,232 million and $2,258 million, respectively, at December 31, 2015. At June 30, 2016, we had short term committed and uncommitted credit arrangements totaling $585 million, of which $440 million were unused, compared to $467 million and $418 million, respectively, at December 31, 2015. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At June 30, 2016, we had $3,300 million of outstanding notes, compared to $3,565 million at December 31, 2015.
In May 2016, we issued $900 million in aggregate principal amount of 5% senior notes due 2026. In June 2016, we used the proceeds from this offering, together with cash and cash equivalents, to redeem in full our $900 million 6.5% senior notes due 2021.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
In April 2016, we amended and restated our $2.0 billion first lien revolving credit facility. As a result of the amendment, we extended the maturity to 2021 and reduced the interest rate for loans under the facility by 25 basis points to LIBOR plus 125 basis points, based on our current liquidity. In addition, the borrowing base will now include (i) the value of our principal trademarks and (ii) certain cash in an amount not to exceed $200 million.
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2016, our borrowing base, and therefore our availability, under the facility was $249 million below the facility's stated amount of $2.0 billion.
At June 30, 2016, we had $530 million of borrowings and $127 million of letters of credit issued under the revolving credit facility. At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At June 30, 2016, we had $186 million in letters of credit issued under these new agreements.
Amended and Restated Second Lien Term Loan Facility due 2019
The term loan bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points. At both June 30, 2016 and December 31, 2015, the amount outstanding under this facility was $598 million.
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
At June 30, 2016, there were no borrowings outstanding under the German tranche and there were $67 million (€60 million) of borrowings outstanding under the all-borrower tranche. At December 31, 2015, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at June 30, 2016 and December 31, 2015.
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
At June 30, 2016, the amounts available and utilized under this program totaled $266 million (€239 million). At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. For the period beginning January 1, 2016 to June 30, 2016, the designated maximum amount of the facility was $52 million (70 million Australian dollars). Availability under this program is based on eligible receivable balances. At June 30, 2016, the amounts available and utilized under this program were $33 million and $20 million, respectively. At December 31, 2015, the amounts available and utilized under this program were $34 million and $19 million, respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.

Accounts Receivable Factoring Facilities (Off-Balance Sheet)
Various subsidiaries sold certain of their trade receivables under off-balance sheet programs during the first six months of 2016. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2016, the gross amount of receivables sold was $277 million, compared to $299 million at December 31, 2015.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at June 30, 2016 and December 31, 2015.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2016, our availability under this facility of $1,094 million, plus our Available Cash of $330 million, totaled $1,424 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2016, we were in compliance with this financial covenant.
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
At June 30, 2016, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first six months of 2016, we paid cash dividends of $38 million on our common stock. On July 12, 2016, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.07 per share of common stock, or approximately $18 million in the aggregate. The dividend will be paid on September 1, 2016 to stockholders of record as of the close of business on August 1, 2016. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter of 2016, we repurchased 3,571,254 shares at an average price, including commissions, of $28.00 per share, or $100 million in the aggregate. During the first six months of 2016, we repurchased 5,162,630 shares at an average price, including commissions, of $29.05 per share, or $150 million in the aggregate. Since 2013, we repurchased 19,670,348 shares at an average price, including commissions, of $28.64 per share, or $563 million in the aggregate.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2016, 42% of our debt was at variable interest rates averaging 5.41%.
The following table presents information about long term fixed rate debt, excluding capital leases, at June 30, 2016:

(In millions)
Carrying amount — liability	$3,541
Fair value — liability	3,672
Pro forma fair value — liability	3,806
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2016, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at June 30, 2016:

(In millions)
Fair value — asset (liability)	$7
Pro forma decrease in fair value	(133)
Contract maturities	7/16-6/17
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2016, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at June 30, 2016 as follows:

(In millions)
Accounts receivable	$16
Other Current Liabilities	(9)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2016, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 65,800 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2016, approximately 500 new claims were filed against us and approximately 1,400 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2016 was $5 million and $12 million, respectively. At June 30, 2016, there were approximately 64,900 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2015 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 for additional discussion of legal proceedings.

ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2015 Form 10-K for a discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/16-4/30/16	—	$—	—	$636,646,919
5/1/16-5/31/16	3,571,254	28.00	3,571,254	$536,646,952
6/1/16-6/30/16	—	—	—	$536,646,952
Total	3,571,254	28.00	3,571,254	$536,646,952

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended June 30, 2016, we repurchased 3,571,254 shares at an average price, including commissions, of $28.00 per share, or $100 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 53, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 27, 2016	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2016
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

10	Material Contracts

(a)
Fifth Supplemental Indenture, dated as of May 13, 2016, among the Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 13, 2016, File No. 1-1927).

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101