Form 10-Q
period 2016-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2016-10-28
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2016:	261,052,522

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Net Sales	$3,847	$4,184	$11,417	$12,380
Cost of Goods Sold	2,736	3,000	8,250	9,093
Selling, Administrative and General Expense	599	633	1,807	1,889
Rationalizations (Note 2)	135	20	194	82
Interest Expense	90	105	285	322
Other (Income) Expense (Note 3)	(23)	(5)	3	(124)
Income before Income Taxes	310	431	878	1,118
United States and Foreign Taxes (Benefit) Expense (Note 4)	(10)	126	161	369
Net Income	320	305	717	749
Less: Minority Shareholders’ Net Income	3	34	14	62
Goodyear Net Income	$317	$271	$703	$687
Goodyear Net Income — Per Share of Common Stock
Basic	$1.21	$1.01	$2.66	$2.55
Weighted Average Shares Outstanding (Note 5)	262	269	264	270
Diluted	$1.19	$0.99	$2.62	$2.51
Weighted Average Shares Outstanding (Note 5)	266	274	268	274

Cash Dividends Declared Per Common Share	$0.17	$0.06	$0.31	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net Income	$320	$305	$717	$749
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $3 and $17 in 2016 (($18) and ($42) in 2015)	(12)	(100)	(5)	(205)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2016 and 2015	—	1	—	2
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $24 in 2016 ($9 and $27 in 2015)	17	19	49	56
Decrease in net actuarial losses, net of tax of $0 and $0 in 2016 ($0 and $11 in 2015)	1	—	2	24
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2016 and 2015	—	—	15	2
Deferred derivative gains (losses), net of tax of $0 and $0 in 2016 ($1 and $3 in 2015)	(1)	6	(1)	16
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $(1) in 2016 ($0 and ($2) in 2015)	—	(8)	(5)	(21)
Unrealized investment (losses) gains, net of tax of $0 and $0 in 2016 ($0 and $1 in 2015)	—	(4)	—	(3)
Other Comprehensive Income (Loss)	5	(86)	55	(129)
Comprehensive Income	325	219	772	620
Less: Comprehensive Income Attributable to Minority Shareholders	3	15	16	—
Goodyear Comprehensive Income	$322	$204	$756	$620
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2016	2015
Assets:
Current Assets:
Cash and Cash Equivalents	$975	$1,476
Accounts Receivable, less Allowance — $110 ($105 in 2015)	2,649	2,033
Inventories:
Raw Materials	464	419
Work in Process	143	138
Finished Products	2,147	1,907
	2,754	2,464
Prepaid Expenses and Other Current Assets	193	153
Total Current Assets	6,571	6,126
Goodwill	564	555
Intangible Assets	138	138
Deferred Income Taxes (Note 4)	2,129	2,141
Other Assets	702	654
Property, Plant and Equipment, less Accumulated Depreciation — $9,206 ($8,637 in 2015)	7,039	6,777
Total Assets	$17,143	$16,391

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,600	$2,769
Compensation and Benefits (Notes 9 and 10)	625	666
Other Current Liabilities	993	886
Notes Payable and Overdrafts (Note 7)	179	49
Long Term Debt and Capital Leases due Within One Year (Note 7)	403	585
Total Current Liabilities	4,800	4,955
Long Term Debt and Capital Leases (Note 7)	5,446	5,074
Compensation and Benefits (Notes 9 and 10)	1,388	1,468
Deferred Income Taxes (Note 4)	89	91
Other Long Term Liabilities	716	661
Total Liabilities	12,439	12,249
Commitments and Contingent Liabilities (Note 11)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 261 million (267 million in 2015) after deducting 17 million treasury shares (11 million in 2015)	261	267
Capital Surplus	2,926	3,093
Retained Earnings	5,247	4,570
Accumulated Other Comprehensive Loss	(3,957)	(4,010)
Goodyear Shareholders’ Equity	4,477	3,920
Minority Shareholders’ Equity — Nonredeemable	227	222
Total Shareholders’ Equity	4,704	4,142
Total Liabilities and Shareholders’ Equity	$17,143	$16,391
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Cash Flows from Operating Activities:
Net Income	$717	$749
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	536	522
Amortization and Write-Off of Debt Issuance Costs	24	6
Provision for Deferred Income Taxes	31	265
Net Pension Curtailments and Settlements	13	2
Net Rationalization Charges (Note 2)	194	82
Rationalization Payments	(68)	(105)
Net (Gains) Losses on Asset Sales (Note 3)	(28)	9
Pension Contributions and Direct Payments	(71)	(77)
Gain on Recognition of Deferred Royalty Income (Note 3)	—	(155)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(570)	(644)
Inventories	(236)	(97)
Accounts Payable — Trade	(144)	33
Compensation and Benefits	(68)	29
Other Current Liabilities	11	(29)
Other Assets and Liabilities	(104)	45
Total Cash Flows from Operating Activities	237	635
Cash Flows from Investing Activities:
Capital Expenditures	(711)	(656)
Asset Dispositions (Note 3)	13	13
Decrease (Increase) in Restricted Cash	1	(11)
Short Term Securities Acquired	(46)	(50)
Short Term Securities Redeemed	34	25
Other Transactions	2	5
Total Cash Flows from Investing Activities	(707)	(674)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	219	72
Short Term Debt and Overdrafts Paid	(99)	(59)
Long Term Debt Incurred	4,129	1,265
Long Term Debt Paid	(4,025)	(1,469)
Common Stock Issued	9	33
Common Stock Repurchased (Note 12)	(200)	(82)
Common Stock Dividends Paid (Note 12)	(56)	(49)
Transactions with Minority Interests in Subsidiaries	(9)	(5)
Debt Related Costs and Other Transactions	(24)	(12)
Total Cash Flows from Financing Activities	(56)	(306)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	25	(102)
Net Change in Cash and Cash Equivalents	(501)	(447)
Cash and Cash Equivalents at Beginning of the Period	1,476	2,161
Less: Cash Held for Sale	—	(24)
Cash and Cash Equivalents at End of the Period	$975	$1,690
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
Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2016.
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
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update with new guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. The standards update is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted in an interim or annual period effective as of the beginning of the year of adoption; however, all amendments must be adopted at the same time. The new standard eliminates the accounting for excess tax benefits recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital, and instead requires all tax effects related to share-based payments to be recorded as a discrete adjustment through the income statement and recognized regardless of whether the benefit reduces taxes payable in the current period.  We have elected early adoption of the standard in the third quarter of 2016 which will be applied using a modified retrospective approach.   As a result of the adoption, a cumulative effect adjustment to increase retained earnings by $56 million as of January 1, 2016 has been reflected in the financial statements to include all tax benefits that were not previously recognized. Also, for the nine months ended September 30, 2016, we have recognized an income tax benefit of approximately $4 million in the quarterly period ended September 30, 2016. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. All tax related cash flows resulting from share-based payments will be reported as operating activities in the statement of cash flows.
Effective January 1, 2016, we adopted an accounting standards update providing new guidance on the presentation of debt issuance costs that requires costs incurred to issue debt to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements will be presented as an asset. The new guidance also requires the amortization of such costs be reported in Interest Expense in the Statement of Operations. The adoption of this standards update resulted in reclassifications of $15 million from Prepaid Expenses and Other Current Assets and $33 million from Other Assets which decreased Long Term Debt and Capital Leases Due Within One Year by $2 million and Long Term Debt and Capital Leases by $46 million at December 31, 2015. The adoption of this standards update also resulted in a reclassification of $3 million and $11 million of expense from Other (Income) Expense to Interest Expense in the Statement of Operations for the three and nine months ended September 30, 2015, respectively.
Recently Issued Accounting Standards
In October 2016, the FASB issued an accounting standards update with new guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, including the elimination of the prohibition on recognition of current and deferred income taxes on such transfers. The standards update is effective using the modified retrospective approach for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted.  We are currently assessing the impact of this standards update on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2016, the FASB issued an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in the standards update provide guidance on eight specific cash flow issues. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this standards update on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Pursuant to the Framework Agreement, the Company has sold to SRI its 75% interest in GDTNA, 25% interest in DGT and the Huntsville, Alabama test track used by GDTNA. Accordingly, the Company no longer has any remaining ownership interests in GDTNA, DGT or the Huntsville, Alabama test track. With the sale of GDTNA, SRI obtained full ownership of the Dunlop motorcycle tire business in North America and the rights to sell Dunlop-brand tires to Japanese vehicle manufacturers in the United States, Canada and Mexico. The Company retained exclusive rights to sell Dunlop-brand tires in both the consumer and commercial replacement markets of the United States, Canada and Mexico as well as to non-Japanese vehicle manufacturers in those countries.
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
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation. Additionally, in the second quarter of 2016, we recorded an out of period adjustment of $24 million of expense related to the elimination of intracompany profit in Americas. The adjustment primarily relates to the years, and interim periods therein, of 2012 to 2015, with the majority attributable to 2012. The adjustment did not have a material effect on any of the periods impacted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2015	$96	$7	$103
2016 Charges	183	13	196
Reversed to the Statements of Operations	(2)	—	(2)
Incurred, Net of Foreign Currency Translation of $3 million and $0 million, respectively	(52)	(14)	(66)
Balance at September 30, 2016	$225	$6	$231
On October 24, 2016, we announced a plan to close our tire manufacturing facility in Philippsburg, Germany. The plan is in furtherance of our strategy to capture the growing demand for premium, large-rim diameter tires in part by reducing excess capacity in declining, less profitable segments of the tire market. The plan, which remains subject to consultation with relevant employee representative bodies, would result in approximately 890 job reductions. We accrued $116 million in charges related to the plan in the third quarter of 2016, which are expected to be paid through 2018.
The remainder of the accrual balance at September 30, 2016 is expected to be substantially utilized within the next 12 months and includes $25 million related to manufacturing headcount reductions in certain countries in Europe, Middle East and Africa ("EMEA"), $20 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA, $19 million related to our global plan to reduce selling, administrative and general ("SAG") headcount and $16 million related to the closure of one of our manufacturing facilities in Amiens, France.
The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2016	2015	2016	2015
Current Year Plans
Associate Severance and Other Related Costs	$128	$11	$171	$46
Other Exit and Non-Cancelable Lease Costs	—	3	—	4
Current Year Plans - Net Charges	$128	$14	$171	$50

Prior Year Plans
Associate Severance and Other Related Costs	$—	$2	$10	$18
Benefit Plan Curtailment Loss (Gain)	1	—	—	(1)
Other Exit and Non-Cancelable Lease Costs	6	4	13	15
Prior Year Plans - Net Charges	7	6	23	32
Total Net Charges	$135	$20	$194	$82

Asset Write-off and Accelerated Depreciation Charges	$3	$3	$10	$5
Substantially all of the new charges for the three and nine months ended September 30, 2016 related to future cash outflows. Net current year plan charges for the three months ended September 30, 2016 include charges of $116 million related to the announced plan to close our manufacturing facility in Philippsburg, Germany and $8 million related to a plan to reduce global SAG headcount. Net current year plan charges for the nine months ended September 30, 2016 include charges of $116 million related to the announced plan to close our manufacturing facility in Philippsburg, Germany, $26 million related to manufacturing headcount reductions in EMEA to improve operating efficiency and $20 million related to a plan to reduce global SAG headcount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net prior year plan charges for the three and nine months ended September 30, 2016 include charges of $2 million and $11 million, respectively, for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France. Net prior year plan charges for the three and nine months ended September 30, 2015 include charges of $2 million and $21 million, respectively, for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA.
Net charges for the nine months ended September 30, 2016 included reversals of $2 million for actions no longer needed for their originally intended purposes. Ongoing rationalization plans had approximately $375 million in charges incurred prior to 2016 and approximately $67 million is expected to be incurred in future periods.
Approximately 1,200 associates will be released under new plans initiated in 2016. In the first nine months of 2016, approximately 500 associates were released under plans initiated in prior years. In total, approximately 1,400 associates remain to be released under all ongoing rationalization plans.
At September 30, 2016, approximately 800 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form10-Q.
Accelerated depreciation charges for the three and nine months ended September 30, 2016 and 2015 primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility. Accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).
NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Financing fees and financial instruments	$7	$11	$75	$34
Net (gains) losses on asset sales	(27)	10	(28)	9
Royalty income	(4)	(12)	(18)	(187)
General and product liability expense (income) — discontinued products	2	(43)	(14)	(34)
Interest income	(4)	(7)	(12)	(16)
Net foreign currency exchange (gains) losses	(1)	33	(4)	62
Miscellaneous expense	4	3	4	8
	$(23)	$(5)	$3	$(124)
Financing fees and financial instruments consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense for the nine months ended September 30, 2016 includes a $44 million redemption premium related to the redemption of certain notes as further described in Note to the Consolidated Financial Statements No. 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
Net (gains) losses on asset sales for the three and nine months ended September 30, 2016 includes a $16 million gain related to the sale of a former wire plant site in Luxembourg and a $9 million gain related to the sale of our interest in a supply chain logistics company.
Royalty income includes licensing arrangements related to divested businesses as well as other licensing arrangements. Royalty income for the nine months ended September 30, 2015 includes a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business (“Veyance”). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015.
General and product liability expense (income) — discontinued products consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. General and product liability expense (income) — discontinued products for the nine months ended September 30, 2016 includes a benefit of $4 million for the recovery of past costs from one of our asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods. General and product liability expense (income) — discontinued products for the three and nine months ended September 30, 2015 included a benefit of $25 million for the recovery of past costs from one of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

asbestos insurers and a benefit of $21 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods.
Also included in Other (Income) Expense is interest income, which primarily consists of amounts earned on cash deposits, and net foreign currency exchange (gains) and losses.
NOTE 4. INCOME TAXES
In the third quarter of 2016, we recorded a net tax benefit of $10 million on income before income taxes of $310 million. For the first nine months of 2016, we recorded tax expense of $161 million on income before income taxes of $878 million. The income tax benefit for the three months ended September 30, 2016 included $118 million of various discrete tax adjustments, primarily comprised of a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes, a $41 million tax charge related to establishing a valuation allowance in Americas and a $7 million tax charge related to the settlement of various tax years in EMEA. Income tax expense for the nine months ended September 30, 2016 was favorably impacted by $127 million of various discrete tax adjustments primarily related to the third quarter discrete tax items noted above and an additional $7 million tax benefit resulting from the release of a valuation allowance in Americas. In the third quarter of 2015, we recorded tax expense of $126 million on income before income taxes of $431 million. For the first nine months of 2015, we recorded tax expense of $369 million on income before income taxes of $1,118 million. Income tax expense for the three months ended September 30, 2015 was favorably impacted by $8 million of various discrete tax adjustments primarily related to the settlement of an audit in EMEA.
We record taxes based on overall estimated annual effective tax rates. In 2016, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to the discrete items noted above.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net foreign deferred tax assets. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances, primarily in EMEA, will exist during 2016. This may result in a reduction of the valuation allowance by up to $340 million.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Earnings per share — basic:
Goodyear net income available to common shareholders	$317	$271	$703	$687
Weighted average shares outstanding	262	269	264	270
Earnings per common share — basic	$1.21	$1.01	$2.66	$2.55

Earnings per share — diluted:
Goodyear net income available to common shareholders	$317	$271	$703	$687
Weighted average shares outstanding	262	269	264	270
Dilutive effect of stock options and other dilutive securities	4	5	4	4
Weighted average shares outstanding — diluted	266	274	268	274
Earnings per common share — diluted	$1.19	$0.99	$2.62	$2.51
Weighted average shares outstanding - diluted for the nine months ended September 30, 2016 exclude approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). There were no equivalent shares related to options with exercise prices greater than the average market price of our common shares for the three months ended September 30, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Sales:
Americas	$2,070	$2,398	$6,111	$7,057
Europe, Middle East and Africa	1,236	1,328	3,748	3,924
Asia Pacific	541	458	1,558	1,399
Net Sales	$3,847	$4,184	$11,417	$12,380
Segment Operating Income:
Americas	$305	$376	$856	$982
Europe, Middle East and Africa	152	154	380	335
Asia Pacific	99	72	270	223
Total Segment Operating Income	$556	$602	$1,506	$1,540
Less:
Rationalizations	135	20	194	82
Interest expense	90	105	285	322
Other (income) expense (Note 3)	(23)	(5)	3	(124)
Asset write-offs and accelerated depreciation	3	3	10	5
Corporate incentive compensation plans	20	26	60	61
Pension curtailments/settlements	—	—	14	—
Intercompany profit elimination	2	(8)	7	6
Retained expenses of divested operations	2	2	12	6
Other	17	28	43	64
Income before Income Taxes	$310	$431	$878	$1,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Rationalizations:
Americas	$6	$7	$10	$12
Europe, Middle East and Africa	126	12	179	66
Asia Pacific	—	1	1	4
Total Segment Rationalizations	$132	$20	$190	$82
Corporate	3	—	4	—
	$135	$20	$194	$82

Net (Gains) Losses on Asset Sales:
Americas	$—	$(1)	$—	$(2)
Europe, Middle East and Africa	(18)	11	(18)	16
Asia Pacific	—	—	(1)	(6)
Total Segment Asset Sales	$(18)	$10	$(19)	$8
Corporate	(9)	—	(9)	1
	$(27)	$10	$(28)	$9

Asset Write-offs and Accelerated Depreciation:
Americas	$1	$—	$1	$—
Europe, Middle East and Africa	$2	$3	$9	$5
Total Segment Asset Write-offs and Accelerated Depreciation	$3	$3	$10	$5
NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2016, we had total credit arrangements of $9,074 million, of which $3,005 million were unused. At that date, 40% of our debt was at variable interest rates averaging 5.66%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2016, we had short term committed and uncommitted credit arrangements totaling $622 million of which $443 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2016	2015
Notes payable and overdrafts	$179	$49
Weighted average interest rate	10.92%	9.42%
Long term debt and capital leases due within one year
Other domestic and foreign debt (including capital leases) (1)	$403	$587
Unamortized deferred financing fees	$—	(2)
Total long term debt and capital leases due within one year	$403	$585
Weighted average interest rate	9.17%	6.68%
Total obligations due within one year	$582	$634

(1)
The decrease in long term debt and capital leases due within one year was due primarily to the redemption of the €250 million 6.75% senior notes due 2019 in January 2016. The notes were classified as current at December 31, 2015 in connection with the irrevocable call for their redemption issued in December 2015.

Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2016, we had long term credit arrangements totaling $8,452 million, of which $2,562 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2016		December 31, 2015
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$—		$272
8.75% due 2020	273		271
6.5% due 2021	—		900
7% due 2022	700		700
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	280		272
5% due 2026	900		—
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	310	1.72%	—	—
Second lien term loan facility due 2019	598	3.86%	598	3.75%
€550 million revolving credit facility due 2020	140	1.75%	—	—
Pan-European accounts receivable facility	266	1.02%	125	1.35%
Chinese credit facilities	361	4.65%	465	5.22%
Other foreign and domestic debt(1)	872	9.79%	906	9.42%
Unamortized deferred financing fees	(45)		(48)
	5,805		5,611
Capital lease obligations	44		48
	5,849		5,659
Less portion due within one year	(403)		(585)
	$5,446		$5,074

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of September 30, 2016, our borrowing base, and therefore our availability, under this facility was $205 million below the facility's stated amount of $2.0 billion.
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
At September 30, 2016, we had $310 million of borrowings and $40 million of letters of credit issued under the revolving credit facility. At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At September 30, 2016, we had $272 million in letters of credit issued under these new agreements.
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
At both September 30, 2016 and December 31, 2015, the amount outstanding under this facility was $598 million.
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
At September 30, 2016, there were $140 million (€125 million) of borrowings outstanding under the German tranche and there were no borrowings outstanding under the all-borrower tranche. At December 31, 2015, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at September 30, 2016 and December 31, 2015.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2015 to October 15, 2016, the designated maximum amount of the facility was €340 million. Effective October 16, 2016, the designated maximum amount of the facility was reduced to €320 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 25, 2019, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2017.
At September 30, 2016, the amounts available and utilized under this program totaled $266 million (€238 million). At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. For the period January 1, 2016 to June 30, 2016, the designated maximum amount of the facility was 70 million Australian dollars. Effective July 1, 2016, the designated maximum amount of the facility was reduced to 60 million Australian dollars. At September 30, 2016, the amounts available and utilized under this program were $32 million (AUD42 million) and $14 million (AUD18 million), respectively. At December 31, 2015, the amounts available and utilized under this program were $34 million (AUD47 million) and $19 million (AUD26 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2015 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2016, the gross amount of receivables sold was $260 million, compared to $299 million at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At September 30, 2016, these non-revolving credit facilities had total unused availability of $244 million and can only be used to finance the expansion of our manufacturing facility in China. At September 30, 2016 and December 31, 2015, the amounts outstanding under these facilities were $361 million and $465 million, respectively. The facilities ultimately mature in 2024 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At September 30, 2016 and December 31, 2015, restricted cash related to funds obtained under these credit facilities was $13 million and $11 million, respectively.
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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2016	2015
Fair Values — asset (liability):
Accounts receivable	$7	$10
Other current liabilities	(14)	(10)
At September 30, 2016 and December 31, 2015, these outstanding foreign currency derivatives had notional amounts of $1,474 million and $1,094 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $15 million and $33 million for the three and nine months ended September 30, 2016, respectively, and net transaction gains on derivatives of $16 million and $46 million for the three and nine months ended September 30, 2015, respectively.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2016	2015
Fair Values — asset (liability):
Accounts receivable	$3	$5
Other current liabilities	(2)	(1)
At September 30, 2016 and December 31, 2015, these outstanding foreign currency derivatives had notional amounts of $144 million and $168 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2016	2015	2016	2015
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$—	$(7)	$1	$(19)
Amount of deferred (gain) loss reclassified from AOCL into CGS	—	(7)	(6)	(23)
Amounts excluded from effectiveness testing	(1)	—	(1)	1
There is no estimated net amount of deferred gains at September 30, 2016 that are expected to be reclassified to earnings within the next twelve months.
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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Assets:
Investments	$9	$7	$9	$7	$—	$—	$—	$—
Foreign Exchange Contracts	10	15	—	—	10	15	—	—
Total Assets at Fair Value	$19	$22	$9	$7	$10	$15	$—	$—

Liabilities:
Foreign Exchange Contracts	$16	$11	$—	$—	$16	$11	$—	$—
Total Liabilities at Fair Value	$16	$11	$—	$—	$16	$11	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2016 and December 31, 2015. Long term debt with a fair value of $4,058 million and $4,291 million at September 30, 2016 and December 31, 2015, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

	September 30,	December 31,
(In millions)	2016	2015
Fixed Rate Debt:
Carrying amount — liability	$3,540	$3,844
Fair value — liability	3,737	4,018

Variable Rate Debt:
Carrying amount — liability	$2,265	$1,767
Fair value — liability	2,255	1,765
NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Service cost — benefits earned during the period	$1	$1	$3	$3
Interest cost on projected benefit obligation	41	61	123	182
Expected return on plan assets	(64)	(75)	(191)	(225)
Amortization of net losses	28	27	82	81
Net periodic pension cost	$6	$14	$17	$41

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Service cost — benefits earned during the period	$7	$11	$22	$33
Interest cost on projected benefit obligation	20	28	61	85
Expected return on plan assets	(21)	(26)	(67)	(79)
Amortization of net losses	7	9	21	28
Net periodic pension cost	13	22	37	67
Net curtailments/settlements/termination benefits	—	—	13	1
Total defined benefit pension cost	$13	$22	$50	$68

Effective January 1, 2016, we changed the method of estimating the service and interest components of net periodic cost for pension and other postretirement benefits for plans that utilize a yield curve approach. We elected to utilize a full yield curve approach in the measurement of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to using a single weighted average discount rate. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of projected benefit cash flows to the corresponding spot rates on the yield curve. This change is expected to reduce our 2016 annual net periodic pension cost by approximately $60 million to $70 million compared to the previous method and does not affect the measurement of our plan benefit obligations. We have accounted for this change as a change in accounting estimate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the second quarter of 2016, annuities were purchased from existing plan assets to settle $41 million in obligations of one of our U.K. pension plans which resulted in a settlement charge of $14 million.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2016. For the three and nine months ended September 30, 2016, we contributed $14 million and $45 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2016 and 2015 was $30 million in both periods, and $93 million and $94 million, respectively, for the nine months ended September 30, 2016 and 2015.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended September 30, 2016 and 2015 was $(4) million and $(5) million, respectively, and $(17) million and $(15) million for the nine months ended September 30, 2016 and 2015, respectively.
NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.7 million stock options, 0.3 million restricted stock units and 0.2 million performance share units during the nine months ended September 30, 2016 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the nine months ended September 30, 2016 were $29.88 and $11.91, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.2 years
Interest rate: 1.45%
Volatility: 40.78%
Dividend yield: 0.94%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $29.78 for restricted stock units and $30.95 for performance share units granted during the nine months ended September 30, 2016.
We recognized stock-based compensation expense of $7 million and $18 million during the three and nine months ended September 30, 2016, respectively. At September 30, 2016, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $36 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 2021. We recognized stock-based compensation expense of $5 million and $15 million during the three and nine months ended September 30, 2015, respectively.
NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $53 million and $50 million at September 30, 2016 and December 31, 2015, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $15 million and $12 million were included in Other Current Liabilities at September 30, 2016 and December 31, 2015, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $259 million and $264 million for anticipated costs related to workers’ compensation at September 30, 2016 and December 31, 2015, respectively. Of these amounts, $50 million and $54 million was included in Current Liabilities as part of Compensation and Benefits at September 30, 2016 and December 31, 2015, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2016 and December 31, 2015, the liability was discounted using a risk-free rate of return. At September 30, 2016, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $326 million and $315 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2016 and December 31, 2015, respectively. Of these amounts, $54 million and $45 million was included in Other Current Liabilities at September 30, 2016 and December 31, 2015, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2016, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $6 million and within Other Assets of $30 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by GDTNA during the existence of the global alliance with SRI, subject to certain caps.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 122,200 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $513 million through September 30, 2016 and $497 million through December 31, 2015.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2016	December 31, 2015
Pending claims, beginning of period	67,400	73,800
New claims filed	1,500	1,900
Claims settled/dismissed	(4,400)	(8,300)
Pending claims, end of period	64,500	67,400
Payments (1)	$16	$19

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $171 million at both September 30, 2016 and December 31, 2015. The recorded liability represents our estimated liability over the next ten years, which represents the period over which the liability can be reasonably estimated. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future could result in an increase in the recorded obligation in an amount that cannot be reasonably estimated, and that increase could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
We recorded a receivable related to asbestos claims of $129 million and $117 million at September 30, 2016 and December 31, 2015, respectively. The increase in the receivable balance at September 30, 2016 is primarily related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods which positively impacted the receivable by $10 million. We expect that approximately 75% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million was included in Current Assets as part of Accounts Receivable at September 30, 2016 and December 31, 2015. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
Amiens Labor Claims
Approximately 800 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €117 million ($131 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $40 million and $49 million at September 30, 2016 and December 31, 2015, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay GDTNA's outstanding workers' compensation claims arising during the existence of the global alliance. As of September 30, 2016, this guarantee amount has been reduced to $38 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as GDTNA pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 12. CAPITAL STOCK
Dividends
In the first nine months of 2016, we paid cash dividends of $56 million on our common stock, which included cash dividends of $0.07 per share that were declared on July 12, 2016 and paid on September 1, 2016. On September 7, 2016, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.10 per share of common stock, which represents an increase of $0.03 per share, or approximately $26 million in the aggregate. The dividend will be paid on December 1, 2016 to stockholders of record as of the close of business on November 1, 2016. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2016, we repurchased 1,734,404 shares at an average price, including commissions, of $28.83 per share, or $50 million in the aggregate. During the first nine months of 2016, we repurchased 6,897,034 shares at an average price, including commissions, of $29.00 per share, or $200 million in the aggregate. Since 2013, we repurchased 21,404,752 shares at an average price, including commissions, of $28.66 per share, or $613 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first nine months of 2016, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$3,920	$222	$4,142	$3,610	$235	$3,845
Comprehensive income (loss):
Net income	703	14	717	687	19	706
Foreign currency translation, net of tax of $17 in 2016 (($42) in 2015)	(7)	2	(5)	(140)	(27)	(167)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2016 and 2015	—	—	—	2	—	2
Amortization of prior service cost and unrecognized gains (losses) included in total benefit cost, net of tax of $24 in 2016 ($27 in 2015)	49	—	49	53	—	53
Decrease in net actuarial losses, net of tax of $0 in 2016 ($11 in 2015)	2	—	2	22	—	22
Immediate recognition of prior service cost and unrecognized gains (losses) due to curtailments, settlements, and divestitures, net of tax of $0 in 2016 ($0 in 2015)	15	—	15	2	—	2
Deferred derivative gains (losses), net of tax of $0 in 2016 ($3 in 2015)	(1)	—	(1)	14	—	14
Reclassification adjustment for amounts recognized in income, net of tax of ($1) in 2016 (($2) in 2015)	(5)	—	(5)	(17)	—	(17)
Unrealized investment (losses) gains, net of tax of $0 in 2016 ($1 in 2015)	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	53	2	55	(67)	(27)	(94)
Total comprehensive income (loss)	756	16	772	620	(8)	612
Adoption of new accounting standard (Note 1)	56	—	56	—	—	—
Dividends declared to minority shareholders	—	(11)	(11)	—	(8)	(8)
Stock-based compensation plans (Note 10)	18	—	18	15	—	15
Repurchase of common stock (Note 12)	(200)	—	(200)	(82)	—	(82)
Dividends declared (Note 12)	(82)	—	(82)	(49)	—	(49)
Common stock issued from treasury	9	—	9	29	—	29
Balance at end of period	$4,477	$227	$4,704	$4,143	$219	$4,362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2015	2015
Balance at beginning of period	$569	$582
Comprehensive income (loss):
Net income	27	43
Foreign currency translation, net of tax of $0 and $0 in 2015	(6)	(38)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $0 and $0 in 2015	1	3
Decrease (increase) in net actuarial losses, net of tax of $0 and $0 in 2015	—	2
Deferred derivative gains (losses), net of tax of $0 and $0 in 2015	1	2
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $0 in 2015	(2)	(4)
Other comprehensive (loss) income	(6)	(35)
Total comprehensive income (loss)	21	8
Balance at end of period	$590	$590

Due to the dissolution of the global alliance with SRI on October 1, 2015, we no longer have Minority Equity outside of Shareholders' Equity.
NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the nine months ended September 30, 2016 and 2015:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2015	$(946)	$(3,071)	$7	$—	$(4,010)
Other comprehensive income (loss) before reclassifications	(7)	2	(1)	—	(6)
Amounts reclassified from accumulated other comprehensive loss	—	64	(5)	—	59
Balance at September 30, 2016	$(953)	$(3,005)	$1	$—	$(3,957)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2014	$(894)	$(3,285)	$12	$36	$(4,131)
Other comprehensive income (loss) before reclassifications	(140)	22	14	(3)	(107)
Amounts reclassified from accumulated other comprehensive loss	2	55	(17)	—	40
Balance at September 30, 2015	$(1,032)	$(3,208)	$9	$33	$(4,198)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions) (Income) Expense	2016	2015	2016	2015
Component of AOCL	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$—	$1	$—	$2	Other (Income) Expense
Tax effect	—	—	—	—	United States and Foreign Taxes
Minority interest	—	—	—	—	Minority Shareholders' Net Income
Net of tax	$—	$1	$—	$2	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$25	$28	$73	$83	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	—	15	2	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$25	$28	$88	$85
Tax effect	(8)	(9)	(24)	(27)	United States and Foreign Taxes
Minority interest	—	(1)	—	(3)	Minority Shareholders' Net Income
Net of tax	$17	$18	$64	$55	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$—	$(8)	$(6)	$(23)	Cost of Goods Sold
Tax effect	—	—	1	2	United States and Foreign Taxes
Minority interest	—	2	—	4	Minority Shareholders' Net Income
Net of tax	$—	$(6)	$(5)	$(17)	Goodyear Net Income

Total reclassifications	$17	$13	$59	$40	Goodyear Net Income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$100	$62	$813	$—	$975
Accounts Receivable, net	791	197	1,661	—	2,649
Accounts Receivable From Affiliates	—	446	—	(446)	—
Inventories	1,383	149	1,269	(47)	2,754
Prepaid Expenses and Other Current Assets	52	4	139	(2)	193
Total Current Assets	2,326	858	3,882	(495)	6,571
Goodwill	—	24	415	125	564
Intangible Assets	118	—	20	—	138
Deferred Income Taxes	2,031	20	78	—	2,129
Other Assets	229	88	379	6	702
Investments in Subsidiaries	4,388	472	—	(4,860)	—
Property, Plant and Equipment, net	2,386	274	4,405	(26)	7,039
Total Assets	$11,478	$1,736	$9,179	$(5,250)	$17,143
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$853	$139	$1,608	$—	$2,600
Accounts Payable to Affiliates	244	—	202	(446)	—
Compensation and Benefits	333	29	263	—	625
Other Current Liabilities	361	20	619	(7)	993
Notes Payable and Overdrafts	—	—	179	—	179
Long Term Debt and Capital Leases Due Within One Year	6	—	397	—	403
Total Current Liabilities	1,797	188	3,268	(453)	4,800
Long Term Debt and Capital Leases	4,107	—	1,339	—	5,446
Compensation and Benefits	629	94	665	—	1,388
Deferred Income Taxes	—	1	88	—	89
Other Long Term Liabilities	468	10	238	—	716
Total Liabilities	7,001	293	5,598	(453)	12,439
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	261	—	—	—	261
Other Equity	4,216	1,443	3,354	(4,797)	4,216
Goodyear Shareholders’ Equity	4,477	1,443	3,354	(4,797)	4,477
Minority Shareholders’ Equity — Nonredeemable	—	—	227	—	227
Total Shareholders’ Equity	4,477	1,443	3,581	(4,797)	4,704
Total Liabilities and Shareholders’ Equity	$11,478	$1,736	$9,179	$(5,250)	$17,143

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended September 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,773	$462	$2,319	$(707)	$3,847
Cost of Goods Sold	1,305	411	1,737	(717)	2,736
Selling, Administrative and General Expense	238	39	322	—	599
Rationalizations	7	—	128	—	135
Interest Expense	64	2	24	—	90
Other (Income) Expense	(24)	—	(7)	8	(23)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	183	10	115	2	310
United States and Foreign Taxes	(55)	3	41	1	(10)
Equity in Earnings of Subsidiaries	79	10	—	(89)	—
Net Income (Loss)	317	17	74	(88)	320
Less: Minority Shareholders’ Net Income	—	—	3	—	3
Goodyear Net Income (Loss)	$317	$17	$71	$(88)	$317
Comprehensive Income (Loss)	$322	$17	$70	$(84)	$325
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	3	—	3
Goodyear Comprehensive Income (Loss)	$322	$17	$67	$(84)	$322

	Consolidating Statements of Operations
	Three Months Ended September 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,916	$568	$2,669	$(969)	$4,184
Cost of Goods Sold	1,421	523	2,063	(1,007)	3,000
Selling, Administrative and General Expense	249	41	345	(2)	633
Rationalizations	5	—	15	—	20
Interest Expense	79	5	34	(13)	105
Other (Income) Expense	(82)	1	33	43	(5)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	244	(2)	179	10	431
United States and Foreign Taxes	99	(2)	26	3	126
Equity in Earnings of Subsidiaries	126	20	—	(146)	—
Net Income (Loss)	271	20	153	(139)	305
Less: Minority Shareholders’ Net Income	—	—	34	—	34
Goodyear Net Income (Loss)	$271	$20	$119	$(139)	$271
Comprehensive Income (Loss)	$204	$30	$48	$(63)	$219
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	15	—	15
Goodyear Comprehensive Income (Loss)	$204	$30	$33	$(63)	$204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,245	$1,372	$6,922	$(2,122)	$11,417
Cost of Goods Sold	3,866	1,234	5,311	(2,161)	8,250
Selling, Administrative and General Expense	714	115	979	(1)	1,807
Rationalizations	12	—	182	—	194
Interest Expense	211	8	77	(11)	285
Other (Income) Expense	(29)	1	(17)	48	3
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	471	14	390	3	878
United States and Foreign Taxes	50	2	104	5	161
Equity in Earnings of Subsidiaries	282	31	—	(313)	—
Net Income (Loss)	703	43	286	(315)	717
Less: Minority Shareholders’ Net Income	—	—	14	—	14
Goodyear Net Income (Loss)	$703	$43	$272	$(315)	$703
Comprehensive Income (Loss)	$756	$23	$311	$(318)	$772
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	16	—	16
Goodyear Comprehensive Income (Loss)	$756	$23	$295	$(318)	$756

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,730	$1,656	$7,911	$(2,917)	$12,380
Cost of Goods Sold	4,330	1,515	6,222	(2,974)	9,093
Selling, Administrative and General Expense	717	123	1,055	(6)	1,889
Rationalizations	10	—	71	1	82
Interest Expense	245	17	102	(42)	322
Other (Income) Expense	(283)	(15)	52	122	(124)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	711	16	409	(18)	1,118
United States and Foreign Taxes	271	5	91	2	369
Equity in Earnings of Subsidiaries	247	(40)	—	(207)	—
Net Income (Loss)	687	(29)	318	(227)	749
Less: Minority Shareholders’ Net Income	—	—	62	—	62
Goodyear Net Income (Loss)	$687	$(29)	$256	$(227)	$687
Comprehensive Income (Loss)	$620	$4	$113	$(117)	$620
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	14	(14)	—
Goodyear Comprehensive Income (Loss)	$620	$4	$99	$(103)	$620

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(4)	$17	$252	$(28)	$237
Cash Flows from Investing Activities:
Capital Expenditures	(266)	(74)	(375)	4	(711)
Asset Dispositions	11	—	2	—	13
Decrease in Restricted Cash	—	—	1	—	1
Short Term Securities Acquired	—	—	(46)	—	(46)
Short Term Securities Redeemed	—	—	34	—	34
Capital Contributions and Loans Incurred	(165)	—	(248)	413	—
Capital Redemptions and Loans Paid	48	—	148	(196)	—
Other Transactions	—	—	2	—	2
Total Cash Flows from Investing Activities	(372)	(74)	(482)	221	(707)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	14	219	(14)	219
Short Term Debt and Overdrafts Paid	(14)	—	(99)	14	(99)
Long Term Debt Incurred	2,339	—	1,790	—	4,129
Long Term Debt Paid	(2,034)	—	(1,991)	—	(4,025)
Common Stock Issued	9	—	—	—	9
Common Stock Repurchased	(200)	—	—	—	(200)
Common Stock Dividends Paid	(56)	—	—	—	(56)
Capital Contributions and Loans Incurred	248	59	106	(413)	—
Capital Redemptions and Loans Paid	(148)	(25)	(23)	196	—
Intercompany Dividends Paid	—	—	(24)	24	—
Transactions with Minority Interests in Subsidiaries	—	—	(9)	—	(9)
Debt Related Costs and Other Transactions	(22)	—	(2)	—	(24)
Total Cash Flows from Financing Activities	122	48	(33)	(193)	(56)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1	24	—	25
Net Change in Cash and Cash Equivalents	(254)	(8)	(239)	—	(501)
Cash and Cash Equivalents at Beginning of the Period	354	70	1,052	—	1,476
Cash and Cash Equivalents at End of the Period	$100	$62	$813	$—	$975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$326	$1	$332	$(24)	$635
Cash Flows from Investing Activities:
Capital Expenditures	(252)	(27)	(382)	5	(656)
Asset Dispositions	1	—	12	—	13
Increase in Restricted Cash	—	—	(11)	—	(11)
Short Term Securities Acquired	—	—	(50)	—	(50)
Short Term Securities Redeemed	—	—	25	—	25
Capital Contributions and Loans Incurred	(70)	—	(90)	160	—
Capital Redemptions and Loans Paid	12	—	40	(52)	—
Other Transactions	—	—	5	—	5
Total Cash Flows from Investing Activities	(309)	(27)	(451)	113	(674)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	47	—	72	(47)	72
Short Term Debt and Overdrafts Paid	—	(8)	(98)	47	(59)
Long Term Debt Incurred	455	—	810	—	1,265
Long Term Debt Paid	(659)	—	(810)	—	(1,469)
Common Stock Issued	33	—	—	—	33
Common Stock Repurchased	(82)	—	—	—	(82)
Common Stock Dividends Paid	(49)	—	—	—	(49)
Capital Contributions and Loans Incurred	90	12	58	(160)	—
Capital Redemptions and Loans Paid	(40)	(12)	—	52	—
Intercompany Dividends Paid	—	—	(19)	19	—
Transactions with Minority Interests in Subsidiaries	—	—	(5)	—	(5)
Debt Related Costs and Other Transactions	(3)	—	(9)	—	(12)
Total Cash Flows from Financing Activities	(208)	(8)	(1)	(89)	(306)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(10)	(92)	—	(102)
Net Change in Cash and Cash Equivalents	(191)	(44)	(212)	—	(447)
Cash and Cash Equivalents at Beginning of the Period	674	89	1,398	—	2,161
Less: Cash Held for Sale	—	—	(24)	—	(24)
Cash and Cash Equivalents at End of the Period	$483	$45	$1,162	$—	$1,690

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
On October 1, 2015, the Company completed the dissolution of its global alliance with Sumitomo Rubber Industries, Ltd. ("SRI") in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI. Pursuant to this agreement, the Company has sold to SRI its 75% interest in Goodyear Dunlop Tires North America Ltd. ("GDTNA"), 25% interest in Dunlop Goodyear Tires Ltd. ("DGT") in Japan and the Huntsville, Alabama test track used by GDTNA. The Company has acquired SRI's 25% interest in Goodyear Dunlop Tires Europe B.V. ("GDTE") and 75% interest in Nippon Goodyear Ltd. ("NGY") in Japan.
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
Effective December 31, 2015, we concluded that we did not meet the accounting criteria for control over our Venezuelan subsidiary. We deconsolidated the operations of our Venezuelan subsidiary and began reporting their results using the cost method of accounting. Our financial results for the third quarter and first nine months of 2016 do not include the operating results of our Venezuelan subsidiary.
On September 15, 2016, we announced our 2017-2020 capital allocation plan that provides for growth capital expenditures of $1.8 billion to $1.9 billion, debt repayments of $800 million to $900 million, restructuring payments of $700 million to $800 million and, subject to our performance, common stock dividends and share repurchases of $3.5 billion to $4.0 billion. We also announced a 43% increase in the quarterly cash dividend on our common stock, from $0.07 per share to $0.10 per share beginning with the December 1, 2016 payment date.
Results of Operations
In the third quarter of 2016, we experienced weakening industry conditions in Americas, particularly in the demand for commercial truck tires, and in EMEA, primarily due to increased competition with respect to smaller rim diameter consumer tires. Partially offsetting that weakness was strong growth in tire unit volume, net sales, operating income and operating margin in Asia Pacific driven by growth in Japan, due to the acquisition of a controlling interest in NGY, as well as China and India.
Our third quarter of 2016 results reflect a 1.0% decrease in tire unit shipments compared to the third quarter of 2015 (essentially flat when excluding the 0.4 million unit impact of the deconsolidation of our Venezuelan subsidiary). In the third quarter of 2016, we realized approximately $93 million of cost savings, including raw material cost saving measures of approximately $42 million, which exceeded the impact of general inflation.
Net sales in the third quarter of 2016 were $3,847 million, compared to $4,184 million in the third quarter of 2015. Net sales decreased in the third quarter of 2016 due to the deconsolidation of our Venezuelan subsidiary, lower tire unit volume in Americas and EMEA, partially offset by higher tire unit volume in Asia Pacific, lower sales in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and declines in price and product mix driven primarily by the impact of lower raw material costs on pricing.
In the third quarter of 2016, Goodyear net income was $317 million, or $1.19 per share, compared to $271 million, or $0.99 per share, in the third quarter of 2015. The increase in Goodyear net income in the third quarter of 2016 compared to the third quarter of 2015 was driven by a net income tax benefit for the current period resulting from various discrete tax adjustments, partially offset by increased rationalization charges due to the announced plan to close our manufacturing facility in Philippsburg, Germany.

Our total segment operating income for the third quarter of 2016 was $556 million, compared to $602 million in the third quarter of 2015. The $46 million decrease in segment operating income was due primarily to the impact of the deconsolidation of our Venezuelan subsidiary of $39 million, lower income in other tire-related businesses of $37 million, and lower volume of $19 million. A decrease in price and product mix of $38 million was more than offset by an $83 million decline in raw material costs. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first nine months of 2016 were $11,417 million, compared to $12,380 million in the first nine months of 2015. Net sales decreased in the first nine months of 2016 due to the deconsolidation of our Venezuelan subsidiary, unfavorable foreign currency translation, primarily in Americas and EMEA, lower sales in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, a decline in price and product mix driven primarily by the impact of lower raw material costs on pricing, and lower tire unit volume in Americas, partially offset by higher unit volume in Asia Pacific.
In the first nine months of 2016, Goodyear net income was $703 million, or $2.62 per share, compared to $687 million, or $2.51 per share, in the first nine months of 2015. The increase in Goodyear net income in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to a reduction in income tax expense resulting from various discrete tax benefits, a decrease in minority shareholders' net income due to the dissolution of the global alliance with SRI and a decrease in interest expense. This increase was partially offset by a reduction in royalty income of $155 million that was recognized in 2015 due to the termination of a licensing agreement associated with the sale of our former Engineered Products business and by increased rationalization charges due to the announced plan to close our manufacturing facility in Philippsburg, Germany.
Our total segment operating income for the first nine months of 2016 was $1,506 million, compared to $1,540 million in the first nine months of 2015. The $34 million decrease in segment operating income was due primarily to the impact of the deconsolidation of our Venezuelan subsidiary of $97 million and lower income in other tire-related businesses of $64 million. A decrease in price and product mix of $112 million was more than offset by a $285 million decline in raw material costs. Volume decreased by $5 million, which included a volume decrease in Americas, substantially offset by volume increases in Asia Pacific and EMEA. Refer to "Results of Operations — Segment Information” for additional information.
At September 30, 2016, we had $975 million of Cash and cash equivalents as well as $3,005 million of unused availability under our various credit agreements, compared to $1,476 million and $2,676 million, respectively, at December 31, 2015. Cash and cash equivalents decreased by $501 million from December 31, 2015 due primarily to cash used for working capital of $950 million, capital expenditures of $711 million, common stock repurchases of $200 million and dividends paid on our common stock of $56 million. These uses of cash were partially offset by net income of $717 million, which included non-cash depreciation and amortization charges of $536 million, and net borrowings of $224 million. Refer to "Liquidity and Capital Resources" for additional information.
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
We now expect that our full-year tire unit volume for 2016 will be up approximately 1% to 2% from 164.8 million tire units (excluding our Venezuelan subsidiary) in 2015, and for unabsorbed fixed overhead costs to be a benefit of approximately $20 million in 2016 compared to 2015. We also continue to expect cost savings to more than offset general inflation in 2016 and foreign currency translation to negatively affect segment operating income by approximately $25 million in 2016 compared to 2015.
Based on current raw material spot prices, for the full year of 2016, we expect our raw material costs will be approximately 4% lower than 2015, excluding raw material cost saving measures, and we continue to expect the benefit of lower raw material costs to more than offset declines in price and product mix. However, natural and synthetic rubber prices and other commodity prices have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.

RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2016 and 2015
Net sales in the third quarter of 2016 were $3,847 million, decreasing $337 million, or 8.1%, from $4,184 million in the third quarter of 2015. Goodyear net income was $317 million, or $1.19 per share, in the third quarter of 2016, compared to $271 million, or $0.99 per share, in the third quarter of 2015.
Net sales decreased in the third quarter of 2016, due primarily to lower sales of $155 million due to the deconsolidation of our Venezuelan subsidiary, lower tire unit volume of $73 million, which was the result of volume decreases in Americas and EMEA, partially offset by volume increases in Asia Pacific, lower sales of $59 million in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and a decline in price and product mix of $35 million driven primarily by the impact of lower raw material costs on pricing.
Worldwide tire unit sales in the third quarter of 2016 were 42.0 million units, decreasing 0.5 million units, or 1.0%, from 42.5 million units in the third quarter of 2015, as declines in Americas and EMEA were partially offset by growth in Asia Pacific. Replacement tire volume increased 0.3 million units, or 1.0%. Original equipment ("OE") tire volume decreased 0.8 million units, or 5.8%. Worldwide replacement tire units were positively impacted by 1.3 million units due to the acquisition of a controlling interest in NGY in Japan. In addition, worldwide tire units were reduced by 0.2 million units due to the sale of GDTNA and 0.4 million units due to the deconsolidation of our Venezuelan subsidiary.
Cost of goods sold (“CGS”) in the third quarter of 2016 was $2,736 million, decreasing $264 million, or 8.8%, from $3,000 million in the third quarter of 2015. CGS decreased due to lower costs of $102 million due to the deconsolidation of our Venezuelan subsidiary, lower raw material costs of $83 million, lower tire unit volume of $54 million, which was the result of volume decreases in Americas and EMEA, partially offset by volume increases in Asia Pacific, and lower costs in other tire-related businesses of $22 million, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI.
CGS in the third quarter of 2016 included pension expense of $10 million, which decreased from $22 million in the third quarter of 2015, primarily due to the deconsolidation of our Venezuelan subsidiary and a change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016.
CGS in the third quarter of 2016 and 2015 both included accelerated depreciation of $3 million ($2 million after-tax and minority) primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA. CGS in the third quarter of 2016 and 2015 also both included savings from rationalization plans of $5 million. CGS was 71.1% of sales in the third quarter of 2016 compared to 71.7% in the third quarter of 2015.
SAG in the third quarter of 2016 was $599 million, decreasing $34 million, or 5.4%, from $633 million in the third quarter of 2015. SAG decreased primarily due to lower wages and benefits of $24 million and lower costs of $14 million due to the deconsolidation of our Venezuelan subsidiary.
SAG in the third quarter of 2016 included pension expense of $8 million, compared to $13 million in 2015, primarily due to a change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016. SAG in the third quarter of 2016 and 2015 also included savings from rationalization plans of $10 million and $3 million, respectively. SAG was 15.6% of sales in the third quarter of 2016, compared to 15.1% in the third quarter of 2015.
We recorded net rationalization charges of $135 million ($133 million after-tax and minority) in the third quarter of 2016 and net rationalization charges of $20 million ($14 million after-tax and minority) in the third quarter of 2015. In the third quarter of 2016, we recorded charges of $128 million for rationalization actions initiated during the quarter, which primarily related to the announced plan to close our manufacturing facility in Philippsburg, Germany. We also recorded charges of $7 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France. In the third quarter of 2015, we recorded charges of $14 million for rationalization actions initiated during the quarter primarily related to plans to reduce manufacturing and SAG headcount in EMEA. We also recorded charges of $6 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France.
Interest expense in the third quarter of 2016 was $90 million, decreasing $15 million, or 14.3%, from $105 million in the third quarter of 2015. The decrease was due to a lower average interest rate of 5.94% in the third quarter of 2016 compared to 6.99% in the third quarter of 2015. The average debt balance for the third quarter of 2016 was $6,132 million, as compared to $6,010 million for the third quarter of 2015.
Other (Income) Expense in the third quarter of 2016 was $23 million of income, compared to $5 million of income in the third quarter of 2015. Other (Income) Expense in the third quarter of 2016 included expense of $2 million in general product liability expense (income) - discontinued products, compared to a benefit of $43 million in the third quarter of 2015. The difference primarily relates to a benefit of $25 million for the recovery of past costs from one of our asbestos insurers and a benefit of $21 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods that were recognized in the third quarter of 2015. Other (Income) Expense in the third quarter of 2016 also included net gains on asset sales of $27 million, compared to a net loss of $10 million in third quarter of 2015. The difference primarily relates to a gain of $16 million related to the sale of a former wire plant site in Luxembourg and a gain of $9 million related to the sale of our interest in a supply chain logistics company that were recognized during the third quarter of 2016, and a loss of $9 million in the third quarter of 2015 primarily related to the sale of certain retail businesses in sub-Saharan Africa. Other (Income) Expense in the third quarter of 2016 also included net foreign currency exchange gains of $1 million compared to losses of $33 million in the third quarter of 2015.
In the third quarter of 2016, we recorded a net tax benefit of $10 million on income before income taxes of $310 million. The income tax benefit for the three months ended September 30, 2016 included $118 million ($120 million after minority interest) of various discrete tax adjustments, primarily comprised of a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes due to improvements in U.S. income that should allow us to utilize the value of the credits, a $41 million tax charge related to establishing a valuation allowance in Americas and a $7 million tax charge related to the settlement of various tax years in EMEA. In the third quarter of 2015, we recorded tax expense of $126 million on income before income taxes of $431 million. Income tax expense for the three months ended September 30, 2015 was favorably impacted by $8 million ($8 million after minority interest) of various discrete tax adjustments primarily related to the settlement of an audit in EMEA.
We record taxes based on overall estimated annual effective tax rates. In 2016, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to the discrete items noted above.
Minority shareholders’ net income in the third quarter of 2016 was $3 million, compared to $34 million in 2015. The decrease in 2016 is due to the dissolution of the global alliance with SRI.
Nine Months Ended September 30, 2016 and 2015
Net sales in the first nine months of 2016 were $11,417 million, decreasing $963 million, or 7.8%, from $12,380 million in the first nine months of 2015. Goodyear net income was $703 million, or $2.62 per share, in the first nine months of 2016, compared to $687 million, or $2.51 per share, in the first nine months of 2015.
Net sales decreased in the first nine months of 2016, due primarily to lower sales of $364 million due to the deconsolidation of our Venezuelan subsidiary, unfavorable foreign currency translation of $240 million, primarily in Americas and EMEA, lower sales of $197 million in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and a decline in price and product mix of $153 million, primarily in EMEA and Asia Pacific, driven by the impact of lower raw material costs on pricing. Volume decreased by $9 million, which included a volume decrease in Americas, substantially offset by volume increases in Asia Pacific and EMEA.
Worldwide tire unit sales in the first nine months of 2016 were 125.0 million units, increasing 0.9 million units, or 0.8%, from 124.1 million units in the first nine months of 2015. Replacement tire volume increased 1.9 million units, or 2.3%. OE tire volume decreased 1.0 million units, or 2.6%. Worldwide replacement tire units were positively impacted by 3.2 million units due to the acquisition of a controlling interest in NGY in Japan. In addition, worldwide tire units were reduced by 1.1 million units due to the deconsolidation of our Venezuelan subsidiary and 0.9 million units due to the sale of GDTNA.
CGS in the first nine months of 2016 was $8,250 million, decreasing $843 million, or 9.3%, from $9,093 million in the first nine months of 2015. CGS decreased due to lower raw material costs of $285 million, lower costs of $242 million due to the deconsolidation of our Venezuelan subsidiary, foreign currency translation of $182 million, primarily in Americas and EMEA, and lower costs in other tire-related businesses of $133 million, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI.
CGS in the first nine months of 2016 included pension expense of $34 million, excluding a pension settlement charge of $14 million related to the purchase of annuities to settle $41 million in obligations of one of our U.K. pension plans, which decreased from $69 million in the first nine months of 2015, primarily due to the deconsolidation of our Venezuelan subsidiary and a change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016.
CGS in the first nine months of 2016 also included accelerated depreciation of $10 million ($9 million after-tax and minority) compared to $5 million ($4 million after-tax and minority) in the first nine months of 2015 both primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA. CGS in the first nine months of 2016 and 2015 also included savings from rationalization plans of $8 million and $14 million, respectively. The savings in 2016 and 2015 related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA. CGS was 72.3% of sales in the first nine months of 2016 compared to 73.4% in the first nine months of 2015.

SAG in the first nine months of 2016 was $1,807 million, decreasing $82 million, or 4.3%, from $1,889 million in the first nine months of 2015. SAG decreased due to foreign currency translation of $31 million, primarily in Americas and EMEA, lower costs of $25 million due to the deconsolidation of our Venezuelan subsidiary, and lower wages and benefits of $19 million.
SAG in the first nine months of 2016 included pension expense of $23 million, which decreased from $39 million in the first nine months of 2015, primarily due to a change in estimating interest and service costs in the measurement of pension expense effective January 1, 2016. SAG in the first nine months of 2016 and 2015 also included savings from rationalization plans of $24 million and $10 million, respectively. SAG was 15.8% of sales in the first nine months of 2016, compared to 15.3% in the first nine months of 2015.
We recorded net rationalization charges of $194 million ($186 million after-tax and minority) in the first nine months of 2016 and net rationalization charges of $82 million ($58 million after-tax and minority) in the first nine months of 2015. In the first nine months of 2016, we recorded charges of $171 million for rationalization actions initiated during 2016, which primarily related to the announced plan to close our manufacturing facility in Philippsburg, Germany and manufacturing headcount reductions in EMEA to improve operating efficiency. In addition, we initiated plans to reduce global SAG headcount. We also recorded charges of $23 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France. In the first nine months of 2015, we recorded charges of $50 million for rationalization actions initiated during the year which included a plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans for manufacturing and SAG headcount reductions primarily in EMEA and Americas. We recorded charges of $32 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France.
Interest expense in the first nine months of 2016 was $285 million, decreasing $37 million, or 11.5%, from $322 million in the first nine months of 2015. The decrease was due to a lower average interest rate of 6.28% in the first nine months of 2016 compared to 7.00% in the first nine months of 2015 and lower average debt balances of $6,052 million in the first nine months of 2016 compared to $6,134 million in the first nine months of 2015.
Other (Income) Expense in the first nine months of 2016 was $3 million of expense, compared to $124 million of income in the first nine months of 2015. Other (Income) Expense in the first nine months of 2016 included royalty income of $18 million, compared to $187 million in the first nine months of 2015. Royalty income in 2015 included a one-time pre-tax gain of $155 million for the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business. Other (Income) Expense included net foreign currency exchange gains in the first nine months of 2016 of $4 million, compared to losses of $62 million in the first nine months of 2015. Other (Income) Expense in the first nine months of 2016 included financing fees and financial instruments expense of $75 million, compared to $34 million in the first nine months of 2015. Financing fees and financial instruments expense in the first nine months of 2016 includes a $44 million redemption premium related to the redemption of $900 million of 6.5% senior notes due 2021. Additionally, Other (Income) Expense in the first nine months of 2016 included net gains on asset sales of $28 million, compared to losses of $9 million in in the first nine months of 2015. The difference primarily relates to a gain of $16 million related to the sale of a former wire plant site in Luxembourg and a gain of $9 million related to the sale of our interest in a supply chain logistics company that were recognized in the third quarter of 2016 and a loss of $9 million in the third quarter of 2015 primarily related to the sale of certain retail businesses in sub-Saharan Africa. Other (Income) Expense in the first nine months of 2016 also included a benefit of $14 million in general and product liability expense (income) - discontinued products, compared to a benefit of $34 million in the first nine months of 2015.The difference primarily relates to a higher benefit recognized in 2015 for the recovery of past costs from our asbestos insurers and for changes in assumptions for probable insurance recoveries for asbestos claims in future periods than the amount recognized in 2016 for similar reasons.
Income tax expense in the first nine months of 2016 was $161 million on income before income taxes of $878 million. In the first nine months of 2015, we recorded income tax expense of $369 million on income before income taxes of $1,118 million. Income tax expense in the first nine months of 2016 was favorably impacted by $127 million ($128 million after minority interest) of various discrete tax adjustments, primarily comprised of a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes due to improvements in U.S. income that should allow us to utilize the value of the credits and a $7 million tax benefit resulting from the release of a valuation allowance in Americas, partially offset by a $41 million tax charge related to establishing a valuation allowance in Americas and a $7 million tax charge related to the settlement of various tax years in EMEA. Net discrete tax adjustments did not affect income tax expense in the first nine months of 2015.
We record taxes based on overall estimated annual effective tax rates. In 2016, the difference between our effective tax rate and the U.S. statutory rate was primarily attributable to the discrete items noted above.

Our history of losses in various foreign taxing jurisdictions represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. As of September 30, 2016, certain of our subsidiaries, primarily in our EMEA operations, where we maintain a valuation allowance, are now in a position of cumulative profits for the most recent three-year period. While these entities have had a long history of operating losses this recent positive evidence provides us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. Before we would change our judgment on the need for a full valuation allowance a sustained period of operating profitability is required. Considering the duration and magnitude of operating losses in these entities it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets. We believe that if these entities earn sufficient profits for the full year 2016 and are forecasted to earn sufficient profits for 2017 and beyond, that positive evidence will exist to require the release of all, or a portion, of these valuation allowances at year end 2016. This may result in a reduction of the valuation allowance and a one-time tax benefit of approximately $340 million ($340 million after minority interest).
Minority shareholders’ net income in the first nine months of 2016 was $14 million, compared to $62 million in 2015. The decrease in 2016 is due to the dissolution of the global alliance with SRI in the fourth quarter of 2015.
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
Total segment operating income in the third quarter of 2016 was $556 million, decreasing $46 million, or 7.6%, from $602 million in the third quarter of 2015. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2016 was 14.5%, compared to 14.4% in the third quarter of 2015. Total segment operating income in the first nine months of 2016 was $1,506 million, decreasing $34 million, or 2.2%, from $1,540 million in the first nine months of 2015. Total segment operating margin in the first nine months of 2016 was 13.2%, compared to 12.4% in the first nine months of 2015.
Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2016	2015	Change	Change	2016	2015	Change	Change
Tire Units	18.6	20.3	(1.7)	(8.1)%	55.4	59.5	(4.1)	(6.8)%
Net Sales	$2,070	$2,398	$(328)	(13.7)%	$6,111	$7,057	$(946)	(13.4)%
Operating Income	305	376	(71)	(18.9)%	856	982	(126)	(12.8)%
Operating Margin	14.7%	15.7%			14.0%	13.9%
Three Months Ended September 30, 2016 and 2015
Americas unit sales in the third quarter of 2016 decreased 1.7 million units, or 8.1%, to 18.6 million units. Americas unit volume decreased 0.4 million units due to the impact of the deconsolidation of our Venezuelan subsidiary and 0.2 million units due to the dissolution of the global alliance with SRI. OE tire volume decreased 0.9 million units, or 14.9%, driven by the dissolution of the global alliance with SRI, continuing weakness in Brazil, lower sales in Canada and a decline in commercial tire volume in the United States. Replacement tire volume decreased 0.8 million units, or 5.6%, primarily due to the deconsolidation of our Venezuelan subsidiary, continuing weakness in Brazil and lower sales of winter tires in Canada. The declines in replacement tire volume were partially offset by double digit unit growth in 17" and above rim size tires in the U.S.
Net sales in the third quarter of 2016 were $2,070 million, decreasing $328 million, or 13.7%, from $2,398 million in the third quarter of 2015. The decrease in net sales was due to the deconsolidation of our Venezuelan subsidiary of $155 million, lower volume of $110 million, and lower sales in other tire-related businesses of $55 million, primarily driven by a $37 million decrease in motorcycle tire sales due to the dissolution of the global alliance with SRI and $12 million primarily in our commercial retail and retread business. Price and product mix declined by $8 million, primarily driven by the impact of lower raw material costs on pricing.
Operating income in the third quarter of 2016 was $305 million, decreasing $71 million, or 18.9%, from $376 million in the third quarter of 2015. The decrease in operating income was due to the deconsolidation of our Venezuelan subsidiary of $39 million, lower income in other tire-related businesses of $34 million, primarily due to decreased motorcycle tire sales as a result of the dissolution of the global alliance with SRI and reduced margins primarily in our commercial retail business, lower volume of $29 million, and unfavorable conversion costs of $14 million, primarily due to lower commercial tire production. A decline in price and product mix of $4 million was more than offset by lower raw material costs of $41 million. SAG included savings from rationalization plans of $5 million.
Operating income in the third quarter of 2016 excluded rationalization charges of $6 million and accelerated depreciation charges of $1 million. Operating income in the third quarter of 2015 excluded rationalization charges of $7 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2016 and 2015
Americas unit sales in the first nine months of 2016 decreased 4.1 million units, or 6.8%, to 55.4 million units. Americas unit volume decreased 1.1 million units due to the impact of the deconsolidation of our Venezuelan subsidiary and 0.9 million units due to the dissolution of the global alliance with SRI. OE tire volume decreased 2.1 million units, or 12.3%, primarily driven by the dissolution of the global alliance with SRI, continuing weakness in Brazil and a decline in commercial tire volume in the United States. Replacement tire volume decreased 2.0 million units, or 4.6%, primarily due to the deconsolidation of our Venezuelan subsidiary, continuing weakness in Brazil, lower sales of winter tires in Canada and declines in consumer sales of 16" and below rim size tires in the U.S.
Net sales in the first nine months of 2016 were $6,111 million, decreasing $946 million, or 13.4%, from $7,057 million in the first nine months of 2015. The decrease in net sales was due to the deconsolidation of our Venezuelan subsidiary of $364 million, lower volume of $261 million, lower sales in other tire-related businesses of $185 million, primarily driven by a $113 million decrease in motorcycle tire sales due to the dissolution of the global alliance with SRI and $49 million primarily in our commercial retail and retread business, unfavorable foreign currency translation of $119 million, primarily in Brazil and Argentina, and a decline in price and product mix of $18 million, primarily driven by the impact of lower raw material costs on pricing.
Operating income in the first nine months of 2016 was $856 million, decreasing $126 million, or 12.8%, from $982 million in the first nine months of 2015. The decrease in operating income was due to the deconsolidation of our Venezuelan subsidiary of $97 million, lower volume of $68 million, lower income in other tire-related businesses of $61 million, primarily due to decreased motorcycle tire sales as a result of the dissolution of the global alliance with SRI and reduced margins in our commercial retail business, and unfavorable conversion costs of $42 million primarily due to additional engineering activities and a shift in production to increase our capacity for premium tires. Operating income was also negatively impacted by an out of period adjustment in the second quarter of 2016 of $24 million of expense related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012, and unfavorable foreign currency translation of $15 million, primarily in Argentina and Canada. These decreases in operating income were partially offset by lower raw material costs of $147 million, lower SAG of $26 million, primarily due to a decrease in wages and other benefits, and an improvement in price and product mix of $12 million. SAG included savings from rationalization plans of $14 million.
Operating income in the first nine months of 2016 excluded rationalization charges of $10 million and accelerated depreciation charges of $1 million. Operating income in the first nine months of 2015 excluded rationalization charges of $12 million and net gains on asset sales of $2 million.

Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2016	2015	Change	Change	2016	2015	Change	Change
Tire Units	15.4	16.2	(0.8)	(4.5)%	47.0	46.9	0.1	0.3%
Net Sales	$1,236	$1,328	$(92)	(6.9)%	$3,748	$3,924	$(176)	(4.5)%
Operating Income	152	154	(2)	(1.3)%	380	335	45	13.4%
Operating Margin	12.3%	11.6%			10.1%	8.5%
Three Months Ended September 30, 2016 and 2015
Europe, Middle East and Africa unit sales in the third quarter of 2016 decreased 0.8 million units, or 4.5%, to 15.4 million units. OE tire volume decreased 0.4 million units, or 8.4%, primarily in our consumer business driven by our selective fitment strategy. Replacement tire volume decreased 0.4 million units, or 3.2%, primarily in our consumer business. This decrease is driven by lower industry volumes and increased competition with respect to 16” and below summer tires.
Net sales in the third quarter of 2016 were $1,236 million, decreasing $92 million, or 6.9%, from $1,328 million in the third quarter of 2015. Net sales decreased due to lower tire unit volume of $56 million, unfavorable foreign currency translation of $20 million, primarily related to devaluation of the British Pound, and unfavorable price and product mix of $14 million driven primarily by the impact of lower raw material costs on pricing.
Operating income in the third quarter of 2016 was $152 million, decreasing $2 million, or 1.3%, from $154 million in the third quarter of 2015. Operating income decreased due primarily to lower tire unit volume of $16 million and unfavorable foreign currency translation of $3 million. These unfavorable impacts were offset by lower raw material costs of $32 million, which more than offset the effect of lower price and product mix of $23 million, and lower SAG of $11 million, primarily related to a decrease in wages and benefits. SAG and conversion costs each included savings from rationalization plans of $5 million.
Operating income in the third quarter of 2016 excluded net rationalization charges of $126 million, primarily related to the announced plan to close our manufacturing facility in Philippsburg, Germany and programs initiated to streamline operations and reduce complexity across EMEA, net gains on asset sales of $18 million, primarily related to the sale of a former wire plant site in Luxembourg, and accelerated depreciation of $2 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility.
Operating income in the third quarter of 2015 excluded net rationalization charges of $12 million, primarily related to plans to reduce manufacturing and SAG headcount in EMEA, the closure of one of our Amiens, France manufacturing facilities and our exit from the farm tire business, net losses on asset sales of $11 million, primarily related to the sales of certain sub-Saharan Africa retail businesses, and accelerated depreciation charges of $3 million.
Nine Months Ended September 30, 2016 and 2015
Europe, Middle East and Africa unit sales in the first nine months of 2016 increased 0.1 million units, or 0.3%, to 47.0 million units. OE tire volume increased 0.2 million units, or 1.8%, primarily in our consumer business driven by increased industry demand. Replacement tire volume decreased 0.1 million units, or 0.2%, primarily in our consumer business. The decrease in consumer replacement volume is primarily driven by decreasing industry volumes in the 16” and below segment of the market.
Net sales in the first nine months of 2016 were $3,748 million, decreasing $176 million, or 4.5%, from $3,924 million in the first nine months of 2015. Net sales decreased due to unfavorable price and product mix of $93 million driven primarily by the impact of lower raw material costs on pricing, unfavorable foreign currency translation of $83 million, primarily related to devaluation of the South African Rand and British Pound, and lower sales from other-tire related businesses of $13 million, primarily related to lower sales in the retread business. These impacts were partially offset by higher tire volume of $15 million.
Operating income in the first nine months of 2016 was $380 million, increasing $45 million, or 13.4%, from $335 million in the first nine months of 2015. Operating income increased due primarily to lower conversion costs of $38 million, driven by increased production levels in the first half of the year, and lower raw material costs of $93 million, which more than offset the impact of lower price and product mix of $85 million. Higher volume favorably impacted 2016 by $2 million. SAG and conversion costs included savings from rationalization plans of $10 million and $8 million, respectively.
Operating income in the first nine months of 2016 excluded net rationalization charges of $179 million, primarily related to the announced plan to close our manufacturing facility in Philippsburg, Germany and programs initiated to streamline operations and reduce complexity across EMEA, net gains on asset sales of $18 million, primarily related to the sale of a former wire plant site in Luxembourg, and accelerated depreciation of $9 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility.

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
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2016	2015	Change	Change	2016	2015	Change	Change
Tire Units	8.0	6.0	2.0	32.6%	22.6	17.7	4.9	27.2%
Net Sales	$541	$458	$83	18.1%	$1,558	$1,399	$159	11.4%
Operating Income	99	72	27	37.5%	270	223	47	21.1%
Operating Margin	18.3%	15.7%			17.3%	15.9%
Three Months Ended September 30, 2016 and 2015
Asia Pacific unit sales in the third quarter of 2016 increased 2.0 million units, or 32.6%, to 8.0 million units. Replacement tire volume increased 1.5 million units, or 46.8%, primarily in the consumer business, due to the acquisition of a controlling interest in NGY in Japan, which increased tire volume by 1.3 million units, and growth in China and India. OE tire volume increased 0.5 million units, or 16.1%, related to the consumer business, which reflected growth in China.
Net sales in the third quarter of 2016 were $541 million, increasing $83 million, or 18.1%, from $458 million in the third quarter of 2015. Net sales increased by $93 million due to higher tire volume, including $48 million related to the acquisition of a controlling interest in NGY. The increase was partially offset by lower price and product mix of $13 million, driven primarily by the impact of lower raw material costs on pricing.
Operating income in the third quarter of 2016 was $99 million, increasing $27 million, or 37.5%, from $72 million in the third quarter of 2015. Operating income increased due primarily to higher tire volume of $26 million and lower conversion costs of $7 million, primarily driven by increased production levels. These increases were partially offset by higher SAG of $6 million, primarily driven by the acquisition of a controlling interest in NGY, and lower price and product mix of $11 million, which more than offset the effect of lower raw material costs of $10 million.
Operating income in the third quarter of 2015 excluded net rationalization charges of $1 million.
Nine Months Ended September 30, 2016 and 2015
Asia Pacific unit sales in the first nine months of 2016 increased 4.9 million units, or 27.2%, to 22.6 million units. Replacement tire volume increased 4.0 million units, or 42.0%, primarily in the consumer business, due to the acquisition of a controlling interest in NGY in Japan, which increased tire volume by 3.2 million units, and growth in China and India. OE tire volume increased 0.9 million units, or 10.4%, primarily in the consumer business, which reflected growth in China.
Net sales in the first nine months of 2016 were $1,558 million, increasing $159 million, or 11.4%, from $1,399 million in the first nine months of 2015. Net sales increased by $237 million due to higher tire volume, including $129 million related to the acquisition of a controlling interest in NGY. The increase was partially offset by lower price and product mix of $42 million, driven primarily by the impact of lower raw material costs on pricing, and unfavorable foreign currency translation of $38 million, primarily related to the strong U.S. dollar against all Asian currencies except the Japanese yen.
Operating income in the first nine months of 2016 was $270 million, increasing $47 million, or 21.1%, from $223 million in the first nine months of 2015. Operating income increased due primarily to higher tire volume of $61 million, lower raw material costs of $45 million, which more than offset the effect of lower price and product mix of $39 million, lower conversion costs of $12 million, primarily driven by increased production levels, and an increase of $11 million in incentives received for the expansion of our factory in China. These increases were partially offset by higher SAG of $30 million, primarily driven by the acquisition of a controlling interest in NGY, and unfavorable foreign currency translation of $9 million.
Operating income in the first nine months of 2016 excluded net gains on assets sales of $1 million and net rationalization charges of $1 million. Operating income in the first nine months of 2015 excluded net gains on asset sales of $6 million and net rationalization charges of $4 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At September 30, 2016, we had $975 million in Cash and cash equivalents, compared to $1,476 million at December 31, 2015. For the nine months ended September 30, 2016, net cash provided by operating activities was $237 million, driven by cash used for working capital of $950 million, that was more than offset by net income of $717 million, which included non-cash charges for depreciation and amortization of $536 million. Net cash used in investing activities was $707 million, reflecting capital expenditures of $711 million. Net cash used in financing activities was $56 million, primarily due to cash used for common stock repurchases of $200 million and common stock dividends of $56 million, partially offset by net borrowings of $224 million.
At September 30, 2016, we had $3,005 million of unused availability under our various credit agreements, compared to $2,676 million at December 31, 2015. The table below presents unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2016	2015
First lien revolving credit facility	$1,445	$1,149
European revolving credit facility	475	598
Chinese credit facilities	244	66
Pan-European accounts receivable facility	—	151
Other foreign and domestic debt	398	294
Notes payable and overdrafts	443	418
	$3,005	$2,676
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
We expect our 2016 cash flow needs to include capital expenditures of approximately $1.0 billion. We also expect interest expense to range between $360 million and $375 million, dividends on our common stock to be $82 million, and contributions to our funded non-U.S. pension plans to be approximately $50 million to $75 million. We expect working capital to be a use of cash of approximately $100 million in 2016. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2016 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China, South Africa and Argentina, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese, South African and Argentinian subsidiaries that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2016, approximately $702 million of net assets, including $183 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China, South Africa and Argentina have not adversely impacted our ability to make transfers out of those countries.

Operating Activities
Net cash provided by operating activities was $237 million in the first nine months of 2016, compared to $635 million in the first nine months of 2015.
Net cash provided by operating activities in the first nine months of 2016 decreased compared to 2015 primarily due to a $242 million increased use of cash for working capital needs in 2016 compared to 2015, which was partially offset by increased earnings before non-cash charges and benefits. Cash used for working capital in 2016 reflects an increased use of cash as compared to 2015 for inventory and accounts payable, partially offset by a decrease for accounts receivable. Inventory increased primarily in Americas, due to decreased sales volumes in OE and replacement in Brazil and Canada as well as actions to increase service levels following a period of low inventory levels in 2015 for certain U.S. replacement tires. The increased use of cash for accounts payable during 2016 was driven by the impact of higher raw material prices during the second half of 2015 that were included in accounts payable and the timing of current year payments.
Investing Activities
Net cash used in investing activities was $707 million in the first nine months of 2016, compared to $674 million in the first nine months of 2015. Capital expenditures were $711 million in the first nine months of 2016, compared to $656 million in the first nine months of 2015. Beyond expenditures required to sustain our facilities, capital expenditures in 2016 primarily related to the construction of a new manufacturing facility in Mexico and investments in additional capacity around the world.
Financing Activities
Net cash used in financing activities was $56 million in the first nine months of 2016, compared to $306 million in the first nine months of 2015. Financing activities in 2016 included common stock repurchases of $200 million and dividends on our common stock of $56 million, which were partially offset by net borrowings of $224 million. Financing activities in 2015 included net debt repayments of $191 million, common stock repurchases of $82 million and dividends on our common stock of $49 million.
Credit Sources
In aggregate, we had total credit arrangements of $9,074 million available at September 30, 2016, of which $3,005 million were unused, compared to $8,699 million available at December 31, 2015, of which $2,676 million were unused. At September 30, 2016, we had long term credit arrangements totaling $8,452 million, of which $2,562 million were unused, compared to $8,232 million and $2,258 million, respectively, at December 31, 2015. At September 30, 2016, we had short term committed and uncommitted credit arrangements totaling $622 million, of which $443 million were unused, compared to $467 million and $418 million, respectively, at December 31, 2015. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At September 30, 2016, we had $3,303 million of outstanding notes, compared to $3,565 million at December 31, 2015.
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
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2016, our borrowing base, and therefore our availability, under the facility was $205 million below the facility's stated amount of $2.0 billion.
At September 30, 2016, we had $310 million of borrowings and $40 million of letters of credit issued under the revolving credit facility. At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At September 30, 2016, we had $272 million in letters of credit issued under these new agreements.

Amended and Restated Second Lien Term Loan Facility due 2019
The term loan bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points. At both September 30, 2016 and December 31, 2015, the amount outstanding under this facility was $598 million.
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
At September 30, 2016, there were $140 million (€125 million) of borrowings outstanding under the German tranche and there were no borrowings outstanding under the all-borrower tranche. At December 31, 2015, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at September 30, 2016 and December 31, 2015.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain of its subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2015 to October 15, 2016, the designated maximum amount of the facility was €340 million. Effective October 16, 2016, the designated maximum amount of the facility was reduced to €320 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries. Utilization under the facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 25, 2019, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2017.
At September 30, 2016, the amounts available and utilized under this program totaled $266 million (€238 million). At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. For the period January 1, 2016 to June 30, 2016, the designated maximum amount of the facility was 70 million Australian dollars. Effective July 1, 2016, the designated maximum amount of the facility was reduced to 60 million Australian dollars. Availability under this program is based on eligible receivable balances. At September 30, 2016, the amounts available and utilized under this program were $32 million (AUD42 million) and $14 million (AUD18 million), respectively. At December 31, 2015, the amounts available and utilized under this program were $34 million (AUD47 million) and $19 million (AUD26 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first nine months of 2016. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2016, the gross amount of receivables sold was $260 million, compared to $299 million at December 31, 2015.

Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at September 30, 2016 and December 31, 2015.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2016, our availability under this facility of $1,445 million, plus our Available Cash of $162 million, totaled $1,607 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2016, we were in compliance with this financial covenant.
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
At September 30, 2016, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first nine months of 2016, we paid cash dividends of $56 million on our common stock. On September 7, 2016, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.10 per share of common stock, or approximately $26 million in the aggregate. The dividend will be paid on December 1, 2016 to stockholders of record as of the close of business on November 1, 2016. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2016, we repurchased 1,734,404 shares at an average price, including commissions, of $28.83 per share, or $50 million in the aggregate. During the first nine months of 2016, we repurchased 6,897,034 shares at an average price, including commissions, of $29.00 per share, or $200 million in the aggregate. Since 2013, we repurchased 21,404,752 shares at an average price, including commissions, of $28.66 per share, or $613 million in the aggregate.
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

•
we may be adversely affected by any disruption in, or failure of, our information technology systems due to computer viruses, unauthorized access, cyber-attack, natural disasters or other similar disruptions;

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2016, 40% of our debt was at variable interest rates averaging 5.66%.
The following table presents information about long term fixed rate debt, excluding capital leases, at September 30, 2016:

(In millions)
Carrying amount — liability	$3,540
Fair value — liability	3,737
Pro forma fair value — liability	3,846
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2016, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at September 30, 2016:

(In millions)
Fair value — asset (liability)	$(6)
Pro forma decrease in fair value	146
Contract maturities	10/16 - 8/17
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2016, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at September 30, 2016 as follows:

(In millions)
Accounts receivable	$10
Other Current Liabilities	(16)
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2016, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 64,900 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2016, approximately 400 new claims were filed against us and approximately 800 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2016 was $4 million and $16 million, respectively. At September 30, 2016, there were approximately 64,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2015 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2015 Form 10-K for a discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/16-7/31/16	—	$—	—	$536,646,952
8/1/16-8/31/16	1,514,576	28.78	1,514,576	$493,055,605
9/1/16-9/30/16	219,828	29.15	219,828	$486,646,994
Total	1,734,404	28.83	1,734,404	$486,646,994

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. On May 27, 2014, the Board of Directors approved an increase in that authorization to $450 million. On February 4, 2016, the Board of Directors approved a further increase in that authorization to $1.1 billion. This program expires on December 31, 2018. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended September 30, 2016, we repurchased 1,734,404 shares at an average price, including commissions, of $28.83 per share, or $50 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 53, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 28, 2016	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2016
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101