Form 10-K
period 2016-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2017-02-08
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2016, was approximately $6.7 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2017:

251,652,040
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 2017 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

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
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2016, our net sales were $15,158 million and Goodyear’s net income and net income available to common shareholders were $1,264 million. Together with our U.S. and international subsidiaries, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,100 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 48 manufacturing facilities in 21 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 66,000 full-time and temporary associates worldwide.
Dissolution of Global Alliance with Sumitomo Rubber Industries
On October 1, 2015, we completed the previously announced dissolution of our global alliance with Sumitomo Rubber Industries, Ltd. (“SRI”) in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI.
Under the global alliance, we owned 75% and SRI owned 25% of two companies, Goodyear Dunlop Tires Europe B.V. (“GDTE”) and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”). In Japan, we owned 25% and SRI owned 75% of two companies, one, Nippon Goodyear Ltd. (“NGY”), for the sale of Goodyear-brand passenger and truck tires for replacement in Japan and the other, Dunlop Goodyear Tires Ltd. (“DGT”), for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan. We also owned 51%, and SRI owned 49%, of a company that coordinated and disseminated both commercialized tire technology and non-commercialized technology among us and SRI, the joint ventures and their respective affiliates (the “Technology JV”), and we owned 80%, and SRI owned 20%, of a global purchasing company (the “Purchasing JV”). The global alliance also provided for the investment by us and SRI in the common stock of the other.
As result of the completion of the transactions contemplated by the Framework Agreement:

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

•	SRI obtained exclusive rights to sell Dunlop-brand tires in those countries that were previously non-exclusive under the global alliance, including Russia, Turkey and certain countries in Africa;

•	we liquidated the Technology JV and Purchasing JV and distributed the remaining assets and liabilities of those entities to us and SRI in accordance with our respective ownership interests; and

•	we sold our investment in the common stock of SRI resulting in total proceeds of $47 million and a pre-tax gain of $30 million.
We paid to SRI a net amount of $271 million and delivered a promissory note to GDTNA in the initial principal amount of $56 million at an interest rate of LIBOR plus 0.1% and with a maturity date three years following the date of dissolution.
Deconsolidation of our Venezuelan Subsidiary
Effective December 31, 2015, we concluded that we did not meet the accounting criteria for control over our Venezuelan subsidiary. We deconsolidated the operations of our Venezuelan subsidiary and began reporting their results using the cost method of accounting. Our financial results for 2016 do not include the operating results of our Venezuelan subsidiary. Refer to the Note to the Consolidated Financial Statements No. 1, Accounting Policies.
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

DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2016, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
Financial information related to our operating segments for the three year period ended December 31, 2016 appears in the Note to the Consolidated Financial Statements No. 8, Business Segments.
Effective January 1, 2016, we combined our former North America and Latin America strategic business units into one Americas strategic business unit. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer. This 2016 Form 10-K reflects the new segment structure with prior periods recast for comparable disclosure.
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
In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We manufacture and sell tires under the Goodyear, Dunlop, Kelly, Debica, Sava and Fulda brands and various other Goodyear owned “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•	retread truck, aviation and off-the-road, or OTR, tires,

•	manufacture and sell tread rubber and other tire retreading materials,

•	sell chemical products, and

•	provide automotive and commercial repair services and miscellaneous other products and services.
Our principal products are new tires for most applications. Approximately 87% of our sales in 2016, 2015 and 2014 were for new tires. Sales of chemical products and natural rubber to unaffiliated customers were 3% in 2016, 2% in 2015 and 3% in 2014 of our consolidated sales (5%, 4% and 5% of Americas total sales in 2016, 2015 and 2014, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2016	2015	2014
Americas	82%	84%	82%
Europe, Middle East and Africa	94	94	94
Asia Pacific	89	89	88

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation or all-terrain vehicle tires in reported tire unit sales.

Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2016	2015	2014
Americas	74.1	79.1	78.5
Europe, Middle East and Africa	61.1	61.1	60.5
Asia Pacific	30.9	26.0	23.0
Goodyear worldwide tire units	166.1	166.2	162.0

Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2016	2015	2014
Replacement tire units	117.3	115.5	112.9
OE tire units	48.8	50.7	49.1
Goodyear worldwide tire units	166.1	166.2	162.0

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
AMERICAS
Americas, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in North, Central and South America, and sells tires to various export markets, primarily through intersegment sales. Americas manufactures tires in six plants in the United States, two plants in Canada and five plants in Brazil, Chile, Colombia, Peru and Venezuela.
Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and for various other applications.
Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Direction family of product lines for the mid-tier consumer segment; the Eagle family of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; and the Ultra Grip family of winter tires. Additionally, we offer Dunlop brand radial tire lines including Signature HP, SP Sport and Direzza for the passenger and performance segments; the Grandtrek tire lines for the cross-over, sport utility vehicle and light truck segments; and SP Winter, Winter Maxx and Grandtrek tire lines for the winter tire segment. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge A/S, Edge HP, Edge AT and Safari TSR. Goodyear’s Americas commercial business unit provides commercial truck tires, retreads, services, tools and business solutions to trucking fleets.
In 2016, Americas launched five new consumer tires under the Goodyear and Kelly brands, including our new Goodyear Wrangler TrailRunner AT, Goodyear Eagle F1 Asymmetric 3 and Kelly Edge HP. Americas commercial truck tire business launched eleven new tire lines under the Goodyear Endurance, Goodyear Fuel Max, Goodyear Armor Max, Goodyear CityMax, Marathon Workhorse and Kelly ArmorSteel lines to service our long haul, regional and mixed service customers.

In 2016, Americas expanded its roll-out of online tire sales in the United States, after becoming the first major tire manufacturer to sell products, as well as installation services, online through our website, www.goodyear.com in 2015. We service our online customers through a network of authorized installers including independent dealers and Company-owned locations across the United States. Americas also:

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
Markets and Other Information
Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:
AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2016	2015	2014
Replacement tire units	55.0	57.4	56.5
OE tire units	19.1	21.7	22.0
Total tire units	74.1	79.1	78.5

Americas is a major supplier of tires to most manufacturers of automobiles, trucks, buses, aircraft, and earthmoving, mining and industrial equipment that have production facilities located in the Americas.
Americas' primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Cooper, Pirelli, and imports from other regions, primarily Asia.
Goodyear, Dunlop and Kelly brand tires are sold in Americas through several channels of distribution. The principal channel for Goodyear brand tires is a large network of independent dealers. Goodyear, Dunlop and Kelly brand tires are also sold to numerous national and regional retailers and in Goodyear Company-owned stores in the United States.
We are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), which has established various standards and regulations applicable to tires sold in the United States. NHTSA has the authority to order the recall of automotive products, including tires, having a defect related to motor vehicle safety or that do not comply with a motor vehicle safety standard. In addition, the Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) imposes numerous reporting requirements with respect to tires. The TREAD Act also requires tire manufacturers, among other things, to remedy tire safety defects without charge for five years and comply with revised and more rigorous tire testing standards. NHTSA is also in the process of establishing national tire labeling regulations, under which certain tires sold in the United States will be required to be rated for rolling resistance, traction and tread wear.
In 2012, Brazil adopted a tire labeling regulation, which took effect in 2015 and set requirements for tire certification and labeling for rolling resistance, wet grip braking and noise for all radial passenger car, light truck and commercial truck tires sold in that country.
EUROPE, MIDDLE EAST AND AFRICA
Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa under the Goodyear, Dunlop, Debica, Sava and Fulda brands and other house brands, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in fourteen plants in France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey.

In 2016, EMEA launched six new consumer tires under the Goodyear, Dunlop, Sava and Fulda brands, including our new Goodyear Eagle F1 Asymmetric 3 and Dunlop Sport Maxx RT2 lines for the high performance tire segment.  EMEA also introduced five new commercial tires to serve our regional haul customers. EMEA also:

•	sells aviation tires, and manufactures and sells retreaded aviation tires,

•	provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,

•	offers automotive repair services at retail outlets, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2016	2015	2014
Replacement tire units	43.8	43.8	43.7
OE tire units	17.3	17.3	16.8
Total tire units	61.1	61.1	60.5

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
ASIA PACIFIC
Our Asia Pacific segment develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, farm, and earthmoving, mining and industrial equipment throughout the Asia Pacific region, and sells tires to various export markets, primarily through intersegment sales. Asia Pacific manufactures tires in seven plants in China, India, Indonesia, Japan, Malaysia and Thailand. Asia Pacific also:

•	retreads truck tires and aviation tires,

•	manufactures tread rubber and other tire retreading materials for aviation tires,

•	provides automotive maintenance and repair services at retail outlets, and

•	provides miscellaneous other products and services.
In 2016, Asia Pacific released three new consumer tires under the Goodyear brand, including the Goodyear Eagle F1 Asymmetric 3 and the Wrangler Triplemax.  2016 also marked a year of continued integration of the NGY business into the Asia Pacific region. In this context, NGY has launched an all-season product, the Vector 4Seasons Hybrid.  Asia Pacific also launched the Remington brand and two new commercial tire products in China.

Markets and Other Information
Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:
ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2016	2015	2014
Replacement tire units	18.5	14.3	12.7
OE tire units	12.4	11.7	10.3
Total tire units	30.9	26.0	23.0

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook and a large number of regional and local tire producers.
Asia Pacific sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Blue Streak, Remington, Kelly and Diamondback, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers. In Australia, we also operate a network of approximately 210 retail stores under the Beaurepaires brand.

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
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2017, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
Patents and Trademarks
We own approximately 1,900 product, process and equipment patents issued by the United States Patent Office and approximately 3,600 patents issued or granted in other countries around the world. We have approximately 400 applications for United States patents pending and approximately 1,900 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,500 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 13,300 registrations and 500 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
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

Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2016	2015	2014
Research and development expenditures	$388	$382	$399

Employees
At December 31, 2016, we employed approximately 66,000 full-time and temporary people throughout the world, including approximately 37,000 people covered under collective bargaining agreements. Approximately 6,800 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers ("USW"), which expires in July 2017. Approximately 16,000 of our employees outside of the United States are covered by union contracts that currently have expired or that will expire in 2017, primarily in Brazil, Poland, China and France. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions also represent the major portion of our employees in Europe.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be $40 million to $50 million annually in 2017 and 2018.
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
INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 21 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2016 appears in the Note to the Consolidated Financial Statements No. 8, Business Segments, and is incorporated herein by reference.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 8, 2017, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	53
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

Laura K. Thompson	Executive Vice President and Chief Financial Officer	52
Ms. Thompson was named Executive Vice President and Chief Financial Officer in December 2013. She is Goodyear’s principal financial officer. Ms. Thompson joined Goodyear in 1983 and has served as Vice President, Finance, North America (March 2011 to November 2013).

Stephen R. McClellan	President, Americas	51
Mr. McClellan was named President, Americas effective January 1, 2016. He is the executive officer responsible for Goodyear's operations in North America and Latin America. Mr. McClellan joined Goodyear in 1988 and has served as President, North America (August 2011 to December 2015).

Jean-Claude Kihn	President, Europe, Middle East and Africa	57
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

Christopher R. Delaney	President, Asia Pacific	55
Mr. Delaney joined Goodyear as President-Elect, Asia Pacific in August 2015, and was named President, Asia Pacific effective January 1, 2016. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Prior to joining Goodyear, Mr. Delaney was Chief Executive Officer and Managing Director of Goodman Fielder Ltd., a food products company in Australia, New Zealand and the Asia Pacific region, from July 2011 until March 2015.

David L. Bialosky	Senior Vice President, General Counsel and Secretary	59
Mr. Bialosky joined Goodyear as Senior Vice President, General Counsel and Secretary in September 2009. He is Goodyear's chief legal officer.

Paul Fitzhenry	Senior Vice President, Global Communications	57
Mr. Fitzhenry joined Goodyear as Senior Vice President, Global Communications in October 2012. He is the executive officer responsible for Goodyear's communications activities worldwide. Prior to joining Goodyear, he was Vice President of Corporate Communications of Tyco International, a diversified global industrial company, from 2007 until September 2012.

Name	Position(s) Held	Age

Richard Kellam	Senior Vice President, Sales and Marketing Excellence	55
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

Scott H. King	Senior Vice President, Strategy and Business Development	55
Mr. King was named Senior Vice President, Strategy and Business Development in April 2015. He is the executive officer responsible for Goodyear's strategic initiatives and business development activities. Mr. King rejoined Goodyear after serving as Chief Financial Officer of Veyance Technologies, Inc., Goodyear's former Engineered Products Division, from August 2007 until February 2015. From April 2006 to August 2007, he served as Vice President, Finance of Goodyear's Engineered Products Division.

John T. Lucas	Senior Vice President, Global Human Resources	57
Mr. Lucas joined Goodyear as Senior Vice President, Global Human Resources in February 2015. He is Goodyear’s chief human resources officer. Prior to joining Goodyear, Mr. Lucas was Senior Vice President of Human Resources for Lockheed Martin Corporation, a global security and aerospace company, from February 2010 until February 2015.

Richard J. Noechel	Senior Vice President, Business Transformation	48
Mr. Noechel was named Senior Vice President, Business Transformation effective June 1, 2016. He is the executive officer responsible for Goodyear's strategic initiatives intended to drive greater efficiency in its business. Mr. Noechel joined Goodyear in October 2004 and has served as Vice President and Controller (March 2011 to May 2016).

Joseph Zekoski	Senior Vice President, Global Operations and Chief Technical Officer	66
Mr. Zekoski was named Senior Vice President and Chief Technical Officer in February 2015 and was named Senior Vice President, Global Operations and Chief Technical Officer effective August 17, 2016. He is the executive officer responsible for Goodyear's global manufacturing, supply chain, research and development, engineering and product quality activities. Mr. Zekoski joined Goodyear in 1979 and has served as Vice President, Global Product Development and Innovation Center Operations (January 2008 to December 2012) and Interim Chief Technical Officer (December 2012 to February 2015).

Evan M. Scocos	Vice President and Controller	45
Mr. Scocos was named Vice President and Controller effective June 1, 2016. He is Goodyear's principal accounting officer. Mr. Scocos joined Goodyear in March 2004 and has served as Controller, North America (November 2008 to April 2013), Vice President and Assistant Controller (May 2013 to March 2014) and Vice President and General Auditor (March 2014 to May 2016).

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
Volatile global industry conditions continued in 2016, and our business was impacted by trends that negatively affected the tire industry in general. These negative trends include mixed industry conditions in Americas, where we experienced weakening demand for commercial truck tires in the United States and continuing recessionary economic conditions in Brazil, and increased competition, particularly with respect to smaller rim diameter consumer tires, in EMEA. Global tire industry demand continues to be difficult to predict. In addition, we were also impacted by the continued strengthening of the U.S. dollar against most foreign currencies. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected.
In order to offset the impact of these trends, we have announced important strategic initiatives, such as our operational excellence, sales and marketing excellence and innovation excellence initiatives. We are also undertaking significant capital investments in building, expanding and modernizing manufacturing facilities around the world, including a new manufacturing facility in San Luis Potosi, Mexico. The failure to implement successfully our important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
Our operational excellence initiatives are aimed at improving our manufacturing efficiency and creating an advantaged supply chain focused on reducing our total delivered costs, optimizing working capital levels and delivering best in industry customer service. Our sales and marketing excellence initiatives are intended to build the value of our brand, help our customers win in their markets, and become consumers' preferred choice. Our innovation excellence initiatives are designed to develop great products and services that anticipate and respond to the needs of consumers. If we fail to execute these initiatives successfully, we may fail to achieve our financial goals.
Our performance is also dependent on our ability to improve the volume and mix of higher margin tires we sell in our targeted market segments. In order to do so, we must be successful in developing, producing, marketing and selling products that consumers' desire and that offer higher margins to us. Shifts in consumer demand away from higher margin tires could materially adversely affect our business. We are currently capacity constrained with respect to the production of certain higher margin tires, particularly in the United States and Western Europe. We plan to alleviate these constraints by utilizing our global manufacturing footprint to meet the demand for our tires and by adding manufacturing capacity to produce approximately 20 million tires at our manufacturing facilities worldwide. However, in spite of these initiatives, we may not be able to meet all of the demand for certain of our higher margin tires, which could harm our competitive position and limit our growth.
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
In addition, the automotive industry may experience significant changes due to the introduction of new technologies, such as autonomous vehicles, or new services, business models or methods of travel, such as ride sharing. As the automotive industry evolves, we may need to provide a wider range of products and services to remain competitive, including services that we do not currently offer, or the demand for our products may decline if automotive production declines and/or total vehicle miles traveled declines. If we do not accurately predict, prepare for and respond to market developments, technological innovations and changing customer and consumer needs, our results of operations and financial condition could be materially adversely affected.
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
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 6,800 employees in the United States at December 31, 2016, and expires July 29, 2017. In addition, approximately 16,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2017, primarily in Brazil, Poland, China and France. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We could be negatively impacted by the imposition of tariffs on imported tires.
The imposition of tariffs on certain tires imported from China or other countries may reduce our flexibility to utilize our global manufacturing footprint to meet demand for our tires around the world. In addition, the imposition of tariffs in the United States may result in the tires subject to such tariffs being diverted to other regions of the world, such as Europe, Latin America or Asia, which could materially adversely affect our results of operations, financial condition and liquidity in those regions.
Our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity.
We have manufacturing and distribution facilities throughout the world. Our international operations are subject to certain inherent risks, including:

•	exposure to local economic conditions;

•	adverse foreign currency fluctuations;

•	adverse currency exchange controls;

•	withholding taxes and restrictions on the withdrawal of foreign investment and earnings;

•	tax policies and regulations;

•	labor regulations;

•	tariffs;

•	government price and profit margin controls;

•	expropriations of property;

•	adverse changes in the diplomatic relations of foreign countries with the United States;

•	the potential instability of foreign governments;

•	hostility from local populations and insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	export and import restrictions; and

•	other changes in laws or government policies.

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
For example, since 2003, Venezuela has imposed currency exchange controls that establish the exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and restrict the ability to exchange bolivares fuertes for dollars. These restrictions have delayed and limited our ability to pay third-party and affiliated suppliers and to otherwise repatriate funds from Venezuela. In addition, other government regulations, such as price and profit margin controls and strict labor laws, have limited our ability to make and execute operational decisions at our Venezuelan subsidiary. The lack of currency exchangeability, combined with these other operating restrictions, have significantly limited our Venezuelan subsidiary’s ability to maintain normal production and control over its operations. As a result, we deconsolidated the operations of our Venezuelan subsidiary and began reporting its results using the cost method of accounting effective December 31, 2015.
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
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2016, foreign currency translation unfavorably affected sales by $258 million and unfavorably affected segment operating income by $30 million compared to the year ended December 31, 2015. The volatility of currency exchange rates may materially adversely affect our operating results.
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
Volatile global industry conditions continued in 2016, particularly in Americas and EMEA. As a result of these industry conditions, automotive vehicle production and global tire industry demand continues to be difficult to predict.
Although sales to our OE customers accounted for approximately 20% of our net sales in 2016, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.
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
Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to reduce high-cost and excess manufacturing capacity and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently undertaking significant construction, expansion and modernization projects in the United States, China, India and Mexico.
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
We have a substantial amount of debt. As of December 31, 2016, our debt (including capital leases) on a consolidated basis was approximately $5.5 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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
The agreements governing our secured credit facilities, senior unsecured notes and our other outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

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
Availability under our first lien revolving credit facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory, the value of our principal trademarks, and certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under that facility may decrease below its stated amount. In addition, if at any time the amount of outstanding borrowings and letters of credit under that facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.
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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2016, we had $1,679 million of variable rate debt outstanding.

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
We are subject to regulation by the Department of Transportation through the National Highway Traffic Safety Administration, or NHTSA, which has established various standards and regulations applicable to tires sold in the United States and tires sold in a foreign country that are identical or substantially similar to tires sold in the United States. NHTSA has the authority to order the recall of automotive products, including tires, having safety-related defects or that do not comply with a motor vehicle safety standard.
The Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to comply with revised and more rigorous tire testing standards. Compliance with the TREAD Act regulations has increased the cost of producing and distributing tires in the United States. In addition, while we believe that our tires are free from design and manufacturing defects, it is possible that a recall of our tires, including under the TREAD Act or in other countries under similar regulations, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial condition.
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
We rely upon the capacity, reliability and security of our information technology, or IT, systems across all of our major business functions, including our research and development, manufacturing, retail, financial and administrative functions. We also face the challenge of supporting our older systems and implementing upgrades when necessary. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, unauthorized access, cyber-attack, natural disasters and other similar disruptions. We may incur significant costs in order to implement the security measures that we feel are necessary to protect our IT systems. However, our IT systems may remain vulnerable to damage despite our implementation of security measures that we deem to be appropriate.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We manufacture our products in 48 manufacturing facilities located around the world including 14 plants in the United States.
AMERICAS MANUFACTURING FACILITIES.  Americas owns or leases and operates 24 manufacturing facilities in 7 countries, including:

•13	tire plants,

•4	chemical plants,

•1	tire mold plant,

•2	tire retread plants,

•3	aviation retread plants, and

•1	mix plant.
These facilities have floor space aggregating approximately 24 million square feet.
EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES.  EMEA owns or leases and operates 16 manufacturing facilities in 8 countries, including:

•14	tire plants,

•1	tire mold and tire manufacturing machine facility, and

•1	aviation retread plant.
These facilities have floor space aggregating approximately 18 million square feet.
ASIA PACIFIC MANUFACTURING FACILITIES.  Asia Pacific owns and operates 8 manufacturing facilities in 6 countries, including 7 tire plants and 1 aviation retread plant. These facilities have floor space aggregating approximately 7 million square feet.
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 83% during 2016 compared to approximately 86% in 2015 and 85% in 2014. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, such as high-value-added and low-value-added tires or consumer and commercial tires, and can also vary between business segments.
OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and seven tire proving grounds. We lease our Corporate and Americas headquarters, research and development facility and technical center in Akron, Ohio. We operate approximately 1,100 retail outlets for the sale of our tires to consumer and commercial customers, approximately 49 tire retreading facilities and approximately 180 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 13, Property, Plant and Equipment and No. 14, Leased Assets.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 64,400 claimants at December 31, 2016 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $20 million during 2016. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
Amiens Labor Claims
Approximately 840 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €117 million ($123 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
The principal market for our common stock is the NASDAQ Global Select Market (Stock Exchange Symbol: GT).
Information relating to the high and low sale prices of shares of our common stock and dividends declared on our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 115, and is incorporated herein by reference. Under our primary credit facilities we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. On September 15, 2016, we announced a 43% increase in the quarterly cash dividend on our common stock, from $0.07 per share to $0.10 per share, beginning with the December 1, 2016 payment date. At December 31, 2016, there were 15,129 holders of record of the 251,596,534 shares of our common stock then outstanding.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/16-10/31/16	—	$—	—	$486,646,994
11/1/16-11/30/16	4,734,989	29.54	4,734,989	346,760,885
12/1/16-12/31/16	5,074,369	31.55	5,074,369	186,647,180
Total	9,809,358	$30.58	9,809,358	186,647,180

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization of $1.0 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended December 31, 2016, we repurchased 9,809,358 shares at an average price, including commissions, of $30.58 per share, or $300 million in the aggregate. Since 2013, we repurchased 31,214,110 shares at an average price, including commissions, of $29.26 per share, or $913 million in the aggregate.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2016(2)	2015(3)	2014(4)	2013(5)	2012(6)
Net Sales	$15,158	$16,443	$18,138	$19,540	$20,992
Net Income	1,284	376	2,521	675	237
Less: Minority Shareholders’ Net Income	20	69	69	46	25
Goodyear Net Income	$1,264	$307	$2,452	$629	$212
Less: Preferred Stock Dividends	—	—	7	29	29
Goodyear Net Income available to Common Shareholders	$1,264	$307	$2,445	$600	$183
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock:
Basic	$4.81	$1.14	$9.13	$2.44	$0.75

Diluted	$4.74	$1.12	$8.78	$2.28	$0.74

Cash Dividends Declared per Common Share	$0.31	$0.25	$0.22	$0.05	$—

Total Assets	$16,511	$16,391	$18,000	$17,385	$16,801
Long Term Debt and Capital Leases Due Within One Year	436	585	148	73	96
Long Term Debt and Capital Leases	4,798	5,074	6,172	6,110	4,845
Goodyear Shareholders’ Equity	4,507	3,920	3,610	1,606	370
Total Shareholders’ Equity	4,725	4,142	3,845	1,868	625

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Goodyear net income in 2016 included net gains after-tax and minority of $499 million resulting from discrete income tax items; net gains on asset sales; and insurance recoveries for claims related to discontinued products. Goodyear net income in 2016 also included net charges after-tax and minority of $301 million due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early repayment of debt; settlement charges related to pension plans in EMEA; an out of period adjustment in Americas related to the elimination of intracompany profit; and legal claims unrelated to operations.

(3)
Goodyear net income in 2015 included net charges after-tax and minority of $794 million due to the loss on the deconsolidation of our Venezuelan subsidiary; rationalization charges, including accelerated depreciation and asset write-offs; settlement charges related to pension plans in Americas; charges related to the early repayment of debt; and charges related to labor claims with respect to a previously closed facility in Greece. Goodyear net income in 2015 also included net gains after-tax and minority of $195 million resulting from royalty income related to the termination of a licensing agreement; the gain on the dissolution of the global alliance with SRI; the gain on the sale of our investment in SRI's shares; discrete income tax items; insurance recoveries for claims related to discontinued products; and the settlement of certain indirect tax claims in Americas.

(4)
Goodyear net income in 2014 included net charges after-tax and minority of $323 million due to changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar; rationalization charges, including accelerated depreciation and asset write-offs; curtailment and settlement losses related to pension plans in the U.S. and the U.K.; charges related to labor claims with respect to a previously closed facility in Greece; charges related to a government investigation in Africa; and the settlement of certain indirect tax claims in Americas. Goodyear net income in 2014 also included net gains after-tax and minority of $1,985 million resulting from discrete income tax items, including the release of substantially all of the valuation allowance on our net deferred U.S. tax assets; and net gains on asset sales.

(5)
Goodyear net income in 2013 included net charges after-tax and minority of $156 million due to the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar; rationalization charges, including accelerated depreciation and asset write-offs; and charges related to labor claims with respect to a previously closed facility in Greece. Goodyear net income in 2013 also included net gains after-tax and minority of $59 million resulting from certain foreign government tax incentives, tax law changes and interest earned on favorable tax judgments; insurance recoveries for a flood in Thailand; and net gains on asset sales.

(6)
Goodyear net income in 2012 included net charges after-tax and minority of $325 million due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early redemption of debt and a credit facility amendment and restatement; charges related to labor claims with respect to a previously closed facility in Greece; charges related to a tornado in the United States; settlement charges related to a pension plan; discrete charges related to income taxes; and charges related to a strike in South Africa. Goodyear net income in 2012 also included net gains after-tax and minority of $35 million related to insurance recoveries for a flood in Thailand and net gains on asset sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 48 manufacturing facilities in 21 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific.
Effective January 1, 2016, we combined our former North America and Latin America strategic business units into one Americas strategic business unit. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer. This 2016 Form 10-K reflects the new segment structure, with prior periods recast for comparable disclosure.
Volatile global industry conditions continued in 2016, including mixed industry conditions in Americas, where we experienced weakening demand for commercial truck tires in the United States and continuing recessionary economic conditions in Brazil, and increased competition, particularly with respect to smaller rim diameter consumer tires, in EMEA. We experienced growth in Asia Pacific driven by growth in Japan, due to the acquisition of a controlling interest in NGY, as well as China and India. In addition, we were impacted by the continued strengthening of the U.S. dollar against most foreign currencies.
In order to drive future growth and address the volatile economic environment, we remain focused on our key strategies by:

•	Developing great products and services that anticipate and respond to the needs of consumers;

•	Building the value of our brand, helping our customers win in their markets, and becoming consumers’ preferred choice; and

•
Improving our manufacturing efficiency and creating an advantaged supply chain focused on reducing our total delivered costs, optimizing working capital levels and delivering best in industry customer service.

On September 15, 2016, we announced our 2017-2020 capital allocation plan that provides for growth capital expenditures of $1.8 billion to $1.9 billion, debt repayments of $800 million to $900 million, restructuring payments of $700 million to $800 million and, subject to our performance, common stock dividends and share repurchases of $3.5 billion to $4.0 billion. We also announced a 43% increase in the quarterly cash dividend on our common stock, from $0.07 per share to $0.10 per share, beginning with the December 1, 2016 payment date. Refer to “Liquidity and Capital Resources - Overview” for additional information.
Results of Operations
Our 2016 tire unit shipments were essentially flat compared to 2015. Excluding the 1.4 million unit impact of the deconsolidation of our Venezuelan subsidiary, our 2016 tire unit shipments increased by 0.8% compared to 2015. In 2016, we realized approximately $326 million of cost savings, including raw material cost saving measures of approximately $170 million, which exceeded the impact of general inflation. Our raw material costs, including cost saving measures, decreased by approximately 8% in 2016 compared to 2015.
Net sales were $15,158 million in 2016, compared to $16,443 million in 2015. Net sales decreased in 2016 due to the deconsolidation of our Venezuelan subsidiary, unfavorable foreign currency translation, primarily in EMEA and Americas, a decline in price and product mix, primarily in EMEA and Americas, driven by the impact of lower raw material costs on pricing, lower sales in other tire-related businesses, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and lower tire unit volume.
Goodyear net income and Goodyear net income available to common shareholders in 2016 was $1,264 million, or $4.74 per diluted share, compared to $307 million, or $1.12 per diluted share, in 2015. The increase in Goodyear net income and Goodyear net income available to common shareholders in 2016 was primarily driven by recognition of a loss in 2015 related to the deconsolidation of our Venezuelan subsidiary, a decrease in income tax expense in 2016, primarily due to the release of certain valuation allowances, and a decrease in pension curtailment/settlement expense. Partially offsetting these items were a reduction in royalty income due to the 2015 termination of a licensing agreement associated with the sale of our former Engineered Products business and an increase in rationalization charges, primarily related to our announced plan to close our manufacturing facility in Philippsburg, Germany.
Our total segment operating income for 2016 was $1,985 million, compared to $2,020 million in 2015. The $35 million, or 1.7%, decrease in segment operating income was due primarily to the impact of the deconsolidation of our Venezuelan subsidiary of $119 million, lower income in other tire-related business of $61 million, primarily due to decreased motorcycle tire sales as a result of the dissolution of the global alliance with SRI, unfavorable foreign currency translation of $30 million, lower volume of $24 million and an out of period adjustment of $24 million of expense related to the elimination of intracompany profit in Americas, primarily related to the years 2012 to 2015, with the majority attributable to 2012. These decreases were partially offset by lower raw material costs of $346 million, which more than offset the effect of lower price and product mix of $178 million, and lower SAG of $56 million, primarily related to lower incentive compensation and restructuring savings. Refer to "Results of Operations — Segment Information” for additional information.
Pension and Benefit Plans
At December 31, 2016, our unfunded global pension liability was $669 million, compared to $642 million at December 31, 2015.
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
During 2013 and 2014, we contributed $2,035 million to fully fund our U.S. pension plans. Consistent with our pension strategy, we transitioned those plans’ asset allocations to a portfolio of substantially all fixed income securities designed to offset subsequent changes in discount rates. As a result of the full funding of our hourly U.S. pension plans in 2014, the pension benefits for hourly associates were frozen in 2014, and these associates now receive Company contributions to a defined contribution plan. Our salaried U.S. pension plans were previously frozen. During 2015, we completed programs which resulted in approximately 7,000 former employees in our U.S. pension plans electing to receive a lump sum settlement of our pension obligation for them.
These actions continue to provide stability to our funded status, earnings and operating cash flow, and provide greater transparency to our underlying tire business.
Net actuarial losses in Accumulated Other Comprehensive Loss (“AOCL”) related to the U.S. pension plans decreased by $28 million during 2016. The net decrease was due to the amortization of $109 million in net periodic cost, partially offset by an increase of $81 million due to actuarial losses experienced during 2016, primarily related to the difference between discount rates used for 2016 interest cost and determining plan obligations.
Globally we expect our 2017 net periodic pension cost to be approximately $75 million to $100 million, compared to $71 million in 2016.
Liquidity
At December 31, 2016, we had $1,132 million in Cash and Cash Equivalents as well as $2,970 million of unused availability under our various credit agreements, compared to $1,476 million and $2,676 million, respectively, at December 31, 2015. Cash and cash equivalents decreased by $344 million from December 31, 2015 due primarily to capital expenditures of $996 million, common stock repurchases of $500 million, net debt repayments of $256 million and dividends paid on our common stock of $82 million. These uses of cash were partially offset by cash flows from operating activities of $1,504 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We expect that our full-year tire unit volume for 2017 will be up approximately 1% compared to 2016, and for unabsorbed fixed overhead costs to be approximately $70 million higher in 2017 compared to 2016. We also expect cost savings to more than offset general inflation in 2017. Based on current spot rates, we expect foreign currency translation to negatively affect segment operating income by approximately $50 million in 2017 compared to 2016.
Based on current raw material spot prices, for the full year of 2017, we expect our raw material costs will be approximately 27% higher than 2016, excluding raw material cost saving measures; however, we expect those higher raw material costs to be offset by improvements in price and product mix. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
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
2016 Compared to 2015
Goodyear net income and Goodyear net income available to common shareholders in 2016 was $1,264 million, or $4.74 per share, compared to $307 million, or $1.12 per share, in 2015. The increase in Goodyear net income and Goodyear net income available to common shareholders in 2016 was primarily driven by recognition of a loss in 2015 related to the deconsolidation of our Venezuelan subsidiary, a decrease in income tax expense in 2016, primarily due to the recognition of various discrete tax benefits including the release of certain valuation allowances, and a decrease in pension curtailment/settlement expense. Partially offsetting these items were a reduction in royalty income of $155 million that was recognized in 2015 due to the termination of a licensing agreement associated with the sale of our former Engineered Products business and an increase in rationalization charges in 2016, primarily related to our announced plan to close our manufacturing facility in Philippsburg, Germany.
Net Sales
Net sales in 2016 of $15,158 million decreased $1,285 million, or 7.8%, compared to $16,443 million in 2015 due primarily to lower sales of $531 million as a result of the deconsolidation of our Venezuelan subsidiary, unfavorable foreign currency translation of $258 million, primarily in EMEA and Americas, a decline in price and product mix of $230 million, primarily in EMEA and Americas, driven by the impact of lower raw material costs on pricing, lower sales in other tire-related businesses of $188 million, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and lower tire unit volume of $75 million. Consumer and commercial net sales in 2016 were $9,414 million and $2,806 million, respectively. Consumer and commercial net sales in 2015 were $9,907 million and $3,342 million, respectively.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2016	2015	% Change
Replacement Units
United States	39.2	39.9	(1.8)%
International	78.1	75.6	3.3%
Total	117.3	115.5	1.6%
OE Units
United States	15.7	16.2	(3.1)%
International	33.1	34.5	(4.1)%
Total	48.8	50.7	(3.7)%
Goodyear worldwide tire units	166.1	166.2	(0.1)%
The decrease in worldwide tire unit sales of 0.1 million units, or 0.1%, compared to 2015, included a decrease of 1.9 million OE tire units, or 3.7%, comprised primarily of decreases in Americas, partially offset by increases in Asia Pacific. Replacement tire units increased 1.8 million units, or 1.6%, comprised primarily of increases in Asia Pacific, partially offset by decreases in Americas. The volume increases in Asia Pacific were primarily related to replacement units in Japan due to the acquisition of NGY and growth in China and India in both OE and replacement. The volume decreases in Americas were primarily related to the deconsolidation of our Venezuelan subsidiary, lower consumer tire sales in the United States and Canada and the impact of the dissolution of the global alliance with SRI. Consumer and commercial unit sales in 2016 were 153.0 million and 11.6 million, respectively. Consumer and commercial unit sales in 2015 were 152.4 million and 12.4 million, respectively.
Cost of Goods Sold
Cost of goods sold (“CGS”) was $10,972 million in 2016, decreasing $1,192 million, or 9.8%, from $12,164 million in 2015. CGS was 72.4% of sales in 2016 compared to 74.0% of sales in 2015. CGS in 2016 decreased due to lower costs of $373 million as a result of the deconsolidation of our Venezuelan subsidiary, lower raw material costs of $346 million, foreign currency translation of $201 million, primarily in EMEA and Americas, lower costs in other tire-related businesses of $127 million, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and lower volume of $51 million. CGS in 2016 included an out of period adjustment of $24 million ($15 million after-tax and minority) of expense related to the elimination of intracompany profit in Americas, primarily related to the years 2012 to 2015, with the majority attributable to 2012. CGS in 2016 also included pension expense of $44 million which decreased from $85 million in 2015 primarily due to the deconsolidation of our Venezuelan subsidiary and the change in calculating interest and service costs in the measurement of pension expense effective January 1, 2016. Pension expense excluded pension settlement charges in CGS of $16 million ($16 million after-tax and minority) and $91 million in 2016 and 2015, respectively.
CGS in 2016 included accelerated depreciation of $20 million ($20 million after-tax and minority), primarily related to our announced plan to close our manufacturing facility in Philippsburg, Germany and our plan to close our Wolverhampton, U.K. mixing and retreading facility. Accelerated depreciation was $8 million ($7 million after-tax and minority) in 2015, primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility.
Selling, Administrative and General Expense
SAG was $2,407 million in 2016, decreasing $207 million, or 7.9%, from $2,614 million in 2015. SAG was 15.9% of sales in both 2016 and 2015. The decrease in SAG was due to lower wages and benefits of $66 million, primarily related to lower incentive compensation and savings from rationalization plans, lower pension settlement charges of $49 million related to a settlement that occurred in 2015, lower costs of $39 million due to the deconsolidation of our Venezuelan subsidiary, foreign currency translation of $27 million, primarily in EMEA, and lower advertising costs of $12 million. SAG in 2016 included pension expense of $31 million which decreased compared to $50 million in 2015, primarily due to the change in calculating interest and service costs in the measurement of pension expense effective January 1, 2016. Pension expense excluded pension settlement charges in SAG of $1 million ($1 million after-tax and minority) and $49 million in 2016 and 2015, respectively.
Rationalizations
We recorded net rationalization charges of $210 million in 2016 ($198 million after-tax and minority). Net rationalization charges include charges of $116 million related to the announced plan to close our tire manufacturing facility in Philippsburg, Germany, $34 million related to a plan to reduce global SAG headcount, and $25 million related to manufacturing headcount reductions in EMEA to improve operating efficiency.
We recorded net rationalization charges of $114 million in 2015 ($85 million after-tax and minority). Net rationalization charges include charges of $38 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans in 2015 for manufacturing and SAG headcount reductions in EMEA and Americas.
Upon completion of the 2016 plans, we estimate that annual segment operating income will improve by approximately $105 million ($45 million CGS and $60 million SAG), primarily related to the announced plan in Philippsburg, Germany and our plan to reduce global SAG headcount. The savings realized in 2016 from rationalization plans totaled $43 million ($11 million CGS and $32 million SAG).
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $372 million in 2016, decreasing $66 million from $438 million in 2015. The decrease was due primarily to lower average debt balances of $5,972 million in 2016 compared to $6,053 million in 2015, and a decrease in average interest rates to 6.23% in 2016 compared to 7.22% in 2015. Interest expense in 2016 and 2015 included $12 million ($8 million after-tax and minority) and $16 million ($10 million after-tax and minority), respectively, of expense related to the write-off of deferred financing fees and unamortized discount related to the redemption of various debt instruments.
Other Income
Other Income in 2016 was $10 million, decreasing $131 million from Other Income of $141 million in 2015. The decrease in Other Income was due, in part, to 2016 royalty income of $23 million, which decreased $169 million from $192 million of royalty income in 2015. Royalty income in 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred royalty income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business.
Other Income in 2016 included net gains on asset sales of $31 million ($26 million after-tax and minority) compared to net gains on asset sales of $71 million ($60 million after-tax and minority) in 2015. Net gains on asset sales in 2016 included a gain of $16 million related to the sale of a former wire plant site in Luxembourg and a gain of $9 million related to the sale of our interest in a supply chain logistics company. Net gains on asset sales in 2015 included a net gain of $48 million ($38 million after-tax and minority) related to the dissolution of the global alliance with SRI and a gain of $30 million ($32 million after-tax and minority) on the sale of our investment in shares of SRI. Net gains on asset sales in 2015 also included losses of $14 million in EMEA, primarily related to the sales of certain sub-Saharan Africa retail businesses.
Other Income included net foreign currency exchange gains of $13 million in 2016, an improvement of $90 million from net foreign currency exchange losses of $77 million in 2015. Foreign currency exchange reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, including $34 million of losses in 2015 related to the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar.

Other Income in 2016 included charges of $53 million ($37 million after-tax and minority) for premiums related to the redemption of various debt instruments and $10 million ($6 million after-tax and minority) for legal claims unrelated to operations. Other Income in 2016 also included gains of $24 million ($15 million after-tax and minority) for the recovery of past costs from several of our asbestos insurers. Other Income in 2015 included charges of $4 million ($4 million after-tax and minority) for labor claims related to a previously closed facility in Greece.
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other (Income) Expense.
Income Taxes
Income tax benefit in 2016 was $77 million on income before income taxes of $1,207 million. For 2015, income tax expense was $232 million on income before income taxes of $608 million. The decrease in income taxes for 2016 compared to 2015 was primarily due to net discrete adjustments of $458 million ($459 million after minority interest), due primarily to a tax benefit of $331 million from the December 31, 2016 release of the valuation allowances on certain subsidiaries in England, France, Luxembourg and New Zealand. The release of the valuation allowances on these subsidiaries is net of 2016 tax law changes that reduced deferred tax assets by $23 million. As of each reporting date, management considers new evidence that could affect our view of realization of our deferred tax assets. As of December 31, 2016, these subsidiaries, on which we have previously maintained a full valuation allowance, are located in jurisdictions with unlimited carryfoward periods for utilization of tax losses and have achieved earnings of a duration and magnitude that they are now in a position of cumulative profits for the most recent three-year period. As a consequence of this profitability in recent periods and our business plans for 2017 and beyond forecasting sustainable profitability, we now conclude that it is more likely than not that our deferred tax assets in these entities will be realized. The 2016 income tax benefit included a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes. Since making our initial election to deduct foreign taxes paid, as opposed to taking them as a credit, the profitability of our U.S. operations has significantly improved. In 2014, as a consequence of our U.S. operations being in a position of cumulative profits for the most recent three-year period, we released our U.S. valuation allowance on our deferred tax assets including our foreign tax credits. Our U.S. profitability has continued and the Company currently forecasts sufficient income of the appropriate character that will allow us to fully utilize these additional foreign tax credits before expiration. Based on these facts, we elected to claim a credit instead of deducting these foreign taxes. The 2016 income tax benefit included a $39 million tax charge to establish a valuation allowance in the U.S. on deferred tax assets related to receivables from our deconsolidated Venezuelan operations. These receivables were written off in the fourth quarter of 2015 when Venezuela was deconsolidated and the Company, at that time, recorded deferred tax assets for a potential bad debt deduction in the U.S. During the third quarter of 2016, these receivables were contributed to Venezuela’s capital, necessitating the need for a valuation allowance against these deferred tax assets due to uncertainty as to whether we will be able to generate sufficient future capital gains to fully realize the deduction that is now characterized as a potential capital loss. The 2016 income tax benefit also included a $7 million tax benefit related to the release of a valuation allowance in Brazil due to the collection of a receivable that had previously been written off as uncollectible.
Income tax expense for 2015 included discrete net tax benefits of $18 million ($18 million after minority interest), due primarily to a $9 million benefit from the conclusion of non-U.S. tax claims and an $8 million benefit from the release of a valuation allowance related to U.S. state deferred tax assets.
In 2015, in addition to the items noted above, the difference between our effective tax rate and the U.S. statutory rate was primarily due to certain of our foreign subsidiaries continuing to maintain a full valuation allowance against their net deferred tax assets, the realization of $55 million of U.S. tax credits primarily as a result of dividend inclusions from Brazil and U.S. legislation enacted in the fourth quarter of 2015 and $69 million of tax benefits related to the deconsolidation of our Venezuelan subsidiary.
At December 31, 2016, our valuation allowance on certain of our U.S. Federal, state and local deferred tax assets was $139 million primarily related to our investment in our deconsolidated subsidiary in Venezuela, and our valuation allowance on our foreign deferred tax assets was $187 million. As discussed above, during 2016 foreign tax credits have increased due to a change in election. Based on positive evidence and future sources of income it is more likely than not that our foreign tax credits will be fully utilized.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release all or a significant portion of these valuation allowances will exist within the next twelve months.
For further information, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority Shareholders’ Net Income
Minority shareholders’ net income was $20 million in 2016, compared to $69 million in 2015. Minority shareholders' net income no longer includes the minority interests of GDTNA and GDTE following the dissolution of the global alliance with SRI on October 1, 2015.
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
Net Sales
Net sales in 2015 of $16,443 million decreased $1,695 million, or 9.3%, compared to $18,138 million in 2014 due primarily to unfavorable foreign currency translation of $1,563 million, primarily in EMEA, lower sales in other tire-related businesses of $283 million, primarily related to a decrease in the price of third-party chemical sales in Americas, and a decline in price and product mix of $99 million, primarily in Asia Pacific, as a result of the impact of lower raw material costs on pricing. Net sales were also negatively impacted by $73 million due to our exit from the farm tire business in EMEA in the fourth quarter of 2014. These declines were partially offset by higher tire unit volume of $324 million, primarily in Asia Pacific and EMEA. Consumer and commercial net sales in 2015 were $9,907 million and $3,342 million, respectively. Consumer and commercial net sales in 2014 were $10,510 million and $3,849 million, respectively.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2015	2014	% Change
Replacement Units
United States	39.9	39.7	0.5%
International	75.6	73.2	3.3%
Total	115.5	112.9	2.3%
OE Units
United States	16.2	16.3	(0.6)%
International	34.5	32.8	5.2%
Total	50.7	49.1	3.3%
Goodyear worldwide tire units	166.2	162.0	2.6%
The increase in worldwide tire unit sales of 4.2 million units, or 2.6%, compared to 2014, included an increase of 2.6 million replacement tire units, or 2.3%, primarily in Asia Pacific. OE units increased 1.6 million units, or 3.3%, primarily in Asia Pacific. The volume increases in Asia Pacific were primarily related to growth in China and India, and for replacement due to the fourth quarter acquisition of NGY in conjunction with the dissolution of the global alliance with SRI. Consumer and commercial unit sales in 2015 were 152.4 million and 12.4 million, respectively. Consumer and commercial unit sales in 2014 were 147.4 million and 12.6 million, respectively.
Cost of Goods Sold
CGS was $12,164 million in 2015, decreasing $1,742 million, or 12.5%, from $13,906 million in 2014. CGS was 74.0% of sales in 2015 compared to 76.7% of sales in 2014. CGS in 2015 decreased due to foreign currency translation of $1,160 million, primarily in EMEA, lower raw material costs of $594 million, primarily in Americas and EMEA, lower costs in other tire-related businesses of $284 million, primarily related to lower raw material costs for third-party chemical sales in Americas, and a benefit of $2 million ($2 million after-tax and minority) related to an indirect tax assessment in Americas. These decreases were partially offset by higher tire volume of $246 million and higher conversion costs of $149 million due to the impact of inflation on wages and benefits and other costs. CGS in 2015 included pension expense of $85 million, which decreased from $123 million in 2014 due primarily to a full year benefit from the freezing of our hourly U.S. pension plans. Pension expense excluded pension settlement charges in CGS of $91 million and $39 milion in 2015 and 2014, respectively.

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
CGS in 2015 included accelerated depreciation of $8 million ($7 million after-tax and minority), primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility and to transfer the production to other manufacturing facilities in EMEA. Accelerated depreciation was $7 million ($5 million after-tax and minority) in 2014, primarily related to the closure of one of our manufacturing facilities in Amiens, France and our exit of the farm tire business in EMEA.
Selling, Administrative and General Expense
SAG was $2,614 million in 2015, decreasing $106 million, or 3.9%, from $2,720 million in 2014. SAG was 15.9% of sales in 2015, compared to 15.0% in 2014. The decrease in SAG was due to foreign currency translation of $258 million, primarily in EMEA, and favorable adjustments of $35 million in general and product liability reserves in Americas due to claims experience, which was partially offset by the impact of inflation on wages and benefits and other costs. SAG in 2015 included transaction costs of $6 million ($4 million after-tax and minority) related to announced asset sales. SAG in 2015 included pension expense of $50 million, compared to $52 million in 2014, primarily related to Americas. Pension expense excluded pension settlement charges in SAG of $49 million and $2 million in 2015 and 2014, respectively.
Rationalizations
We recorded net rationalization charges of $114 million in 2015 ($85 million after-tax and minority). Net rationalization charges include charges of $38 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans in 2015 for manufacturing and SAG headcount reductions in EMEA and Americas.
We recorded net rationalization charges of $95 million in 2014 ($66 million after-tax and minority). Net rationalization charges included charges of $74 million for associate severance and idle plant costs, partially offset by pension curtailment gains of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France. Rationalization actions initiated in 2014 primarily consisted of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA, Americas and Asia Pacific also initiated plans to reduce SAG headcount.
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $438 million in 2015, decreasing $6 million from $444 million in 2014. The decrease was due primarily to lower average debt balances of $6,053 million in 2015 compared to $6,714 million in 2014, partially offset by an increase in average interest rates to 7.22% in 2015 compared to 6.69% in 2014. Interest expense in 2015 included $16 million ($10 million after-tax and minority) of expense primarily related to the write-off of deferred financing fees and unamortized discount related to the redemption of various debt instruments. Interest expense in 2014 was favorably impacted by $6 million related to interest recovered on the settlement of indirect tax claims in Americas.
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

Other (Income) Expense
Other Income in 2015 was $141 million, improving $427 million from Other Expense of $286 million in 2014. The improvement in Other (Income) Expense was due, in part, to 2015 royalty income of $192 million, increasing $157 million from $35 million of income in 2014. Royalty income in 2015 included a one-time pre-tax gain of $155 million ($99 million after-tax and minority) on the recognition of deferred royalty income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business.
Other (Income) Expense also included net foreign currency exchange losses of $77 million in 2015, decreasing $162 million from $239 million in 2014. Foreign currency exchange reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, including $34 million of losses in 2015 related to the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar. Net foreign currency exchange losses in 2014 included net losses of $200 million ($175 million after-tax and minority) resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar.
Other (Income) Expense included a net benefit of $25 million from general and product liability - discontinued products in 2015, an improvement of $50 million from expense of $25 million in 2014. General and product liability - discontinued products in 2015 included a benefit of $25 million ($16 million after-tax and minority) for the recovery of past costs from one of our asbestos insurers and a benefit of $21 million for changes in assumptions related to probable insurance recoveries for asbestos claims in future periods.
Other (Income) Expense also included financing fees and financial instruments expense of $85 million in 2015, increasing $24 million from $61 million in 2014. Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees in 2015 included a charge of $41 million ($25 million after-tax and minority) related to a redemption premium on the redemption of certain senior notes.
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
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other (Income) Expense.
Income Taxes
Income tax expense in 2015 was $232 million on income before income taxes of $608 million. For 2014, income tax benefit was $1,834 million on income before income taxes of $687 million. The increase in income taxes for 2015 compared to 2014 was primarily due to the reversal of the tax valuation allowance on our net U.S. deferred tax assets in the fourth quarter of 2014. Income tax expense for 2015 included discrete net tax benefits of $18 million ($18 million after minority interest), due primarily to a $9 million benefit from the conclusion of non-U.S. tax claims and an $8 million benefit from the release of a valuation allowance related to U.S. state deferred tax assets. Our tax expense for 2015 also included a U.S. tax benefit of $69 million related to the pre-tax loss of $646 million on the deconsolidation of our Venezuelan subsidiary (Refer to Note 1), and a benefit of $10 million related to recently enacted U.S. legislation extending the research and development credit.
Income tax benefit in 2014 was favorably impacted by $1,980 million ($1,981 million after minority interest) of discrete tax adjustments, including a benefit of $2,179 million from the December 31, 2014 release of substantially all of the valuation allowance on our net U.S. deferred tax assets, partially offset by charges of $131 million to record deferred taxes on certain undistributed earnings of certain foreign subsidiaries. The 2014 income tax benefit also included charges of $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, a charge of $9 million to establish a valuation allowance on the net deferred tax assets of a Luxembourg subsidiary, and a charge of $11 million due to an enacted law change in Chile.
At December 31, 2015, our valuation allowance on certain of our U.S. Federal, state and local deferred tax assets was $98 million and our valuation allowance on our foreign deferred tax assets was $523 million.
For further information, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority Shareholders’ Net Income
Minority shareholders’ net income was $69 million in 2015 and 2014. Minority shareholders' net income no longer includes the minority interests of GDTNA and GDTE following the dissolution of the global alliance with SRI on October 1, 2015.

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
Total segment operating income was $1,985 million in 2016, $2,020 million in 2015 and $1,706 million in 2014. Total segment operating margin (segment operating income divided by segment sales) in 2016 was 13.1%, compared to 12.3% in 2015 and 9.4% in 2014.
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
Americas

	Year Ended December 31,
(In millions)	2016	2015	2014
Tire Units	74.1	79.1	78.5
Net Sales	$8,172	$9,370	$9,881
Operating Income	1,151	1,266	967
Operating Margin	14.1%	13.5%	9.8%

2016 Compared to 2015
Americas unit sales in 2016 decreased 5.0 million units, or 6.3%, to 74.1 million units. Americas unit volume decreased 1.4 million units due to the impact of the deconsolidation of our Venezuelan subsidiary and 0.9 million units due to the dissolution of the global alliance with SRI. OE tire volume decreased 2.6 million units, or 12.1%, primarily driven by the dissolution of the global alliance with SRI, continuing weakness in Brazil, lower sales in Canada and a decline in commercial tire volume in the United States. Replacement tire volume decreased 2.4 million units, or 4.1%, primarily due to the deconsolidation of our Venezuelan subsidiary and lower consumer sales in the United States and Canada. Declines in consumer volume related to sales of 16 inch and below rim size tires in the U.S. and Canada were partially offset by increases in volume related to sales of 17 inch and above rim size tires.
Net sales in 2016 were $8,172 million, decreasing $1,198 million, or 12.8%, compared to $9,370 million in 2015. The decrease in net sales was due to the deconsolidation of our Venezuelan subsidiary of $531 million, lower volume of $317 million, lower sales in other tire-related businesses of $169 million, primarily driven by a $113 million decrease in motorcycle tire sales due to the dissolution of the global alliance with SRI and $45 million related to our retail and retread businesses, unfavorable foreign currency translation of $102 million, primarily in Argentina, Mexico and Brazil, and a decline in price and product mix of $78 million, primarily driven by the impact of lower raw material costs on pricing.
Operating income in 2016 was $1,151 million, decreasing $115 million, or 9.1%, from $1,266 million in 2015. The decrease in operating income was due to the deconsolidation of our Venezuelan subsidiary of $119 million, lower volume of $84 million, lower income in other tire-related businesses of $57 million, primarily due to decreased motorcycle tire sales as a result of the dissolution of the global alliance with SRI and reduced margins in our commercial retail business, and unfavorable conversion costs of $46 million primarily due to lower production volume and general inflation. Operating income was also negatively impacted by an out of period adjustment in the second quarter of 2016 of $24 million of expense related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012, lower price and product mix of $18 million and incremental start-up costs of $14 million associated with our new plant being constructed in San Luis Potosi, Mexico. These decreases in operating income were partially offset by lower raw material costs of $189 million and lower SAG of $70 million, primarily due to a decrease in wages and other benefits, including incentive compensation. Conversion costs and SAG included savings from rationalization plans of $1 million and $19 million, respectively.

Operating income in 2016 excluded rationalization charges of $15 million, net gains on asset sales of $4 million and accelerated depreciation and asset write-offs of $1 million. Operating income in 2015 excluded net pension settlement charges of $137 million, rationalization charges of $15 million and net gains on asset sales of $2 million.
2015 Compared to 2014
Americas unit sales in 2015 increased 0.6 million units, or 0.7%, to 79.1 million units. Replacement tire volume increased 0.9 million units, or 1.5%, primarily in consumer. OE tire volume decreased 0.3 million units, or 1.2%, primarily driven by weaker OE vehicle production in Brazil.
Net sales in 2015 were $9,370 million, decreasing $511 million, or 5.2%, compared to $9,881 million in 2014. The decrease was due to unfavorable foreign currency translation of $442 million and lower sales in our other tire-related businesses of $271 million, primarily driven by a $138 million decrease in the price of third-party chemical sales, a $37 million decrease in retail and a $62 million decrease primarily in tire component sales to certain customers. These decreases were partially offset by an improvement in price and product mix of $148 million and higher volume of $56 million.
Operating income in 2015 was $1,266 million, increasing $299 million, or 30.9%, from $967 million in 2014. The increase in operating income was due primarily to a decline in raw material costs of $283 million, an improvement in price and product mix of $263 million and higher sales volume of $12 million. These increases were partially offset by higher conversion costs of $156 million, driven by significant inflation on wages and benefits and other costs, primarily in Venezuela and Brazil, higher SAG of $60 million and unfavorable foreign currency translation of $28 million. Conversion costs and SAG included savings from rationalization plans of $1 million and $10 million, respectively.
Operating income in 2015 excluded net pension settlement charges of $137 million, rationalization charges of $15 million and net gains on asset sales of $2 million. Operating income in 2014 excluded net pension curtailment charges of $33 million, net gains on asset sales of $8 million and a net reversal of rationalization charges of $3 million. In addition, 2014 operating income excluded foreign currency exchange losses of $200 million related to changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar.
Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2016	2015	2014
Tire Units	61.1	61.1	60.5
Net Sales	$4,880	$5,115	$6,180
Operating Income	461	435	438
Operating Margin	9.4%	8.5%	7.1%

2016 Compared to 2015
Europe, Middle East and Africa unit sales in 2016 were consistent with 2015 at 61.1 million units. OE tire volume was consistent with the prior year. Replacement tire volume was also consistent with the prior year as increases in sales of 17 inch and above rim size tires were offset by decreases in sales of 16 inch and below rim size tires that were driven by lower industry demand and increased competition.
Net sales in 2016 were $4,880 million, decreasing $235 million, or 4.6%, compared to $5,115 million in 2015. Net sales decreased due primarily to unfavorable foreign currency translation of $110 million, primarily related to devaluation of the British pound and the South African rand, unfavorable price and product mix of $107 million, driven by the impact of lower raw material costs on pricing, and lower sales from other tire related business of $19 million, primarily related to our retread business.
Operating income in 2016 was $461 million, increasing $26 million, or 6.0%, compared to $435 million in 2015. Operating income increased primarily due to lower conversion costs of $29 million related to higher production levels in the first half of the year and lower SAG of $17 million, driven by lower incentive compensation and fees for professional services. The increase in operating income was partially offset by the effect of lower price and product mix of $114 million, which more than offset a decline in raw material costs of $110 million, unfavorable foreign currency translation of $8 million and higher pension costs of $6 million. SAG and conversion costs included savings from rationalization plans of $13 million and $10 million, respectively, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and programs initiated to streamline operations and reduce complexity across EMEA.
Operating income in 2016 excluded net rationalization charges of $184 million, which primarily related to the announced plan to close our tire manufacturing facility in Philippsburg, Germany and programs initiated to streamline operations and reduce complexity across EMEA. Operating income in 2016 also excluded charges for accelerated depreciation and asset write-offs of

$19 million, primarily related to our announced plans in Philippsburg, Germany and the closure of our Wolverhampton, U.K. mixing and retreading facility, as well as gains on asset sales of $17 million, primarily related to the sale of a former wire plant site in Luxembourg. Operating income in 2015 excluded net rationalization charges of $95 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and one of our Amiens, France manufacturing facilities, and charges for accelerated depreciation and asset write-offs of $8 million. Operating income in 2015 also excluded net losses on asset sales of $14 million, primarily related to the sales of certain sub-Saharan Africa retail businesses and charges of $4 million related to labor claims with respect to a previously closed facility in Greece.
EMEA’s results are highly dependent upon Germany, which accounted for approximately 38% and 37% of EMEA’s net sales in 2016 and 2015, respectively. Accordingly, results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.
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
Operating income in 2015 excluded net rationalization charges of $95 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and one of our Amiens, France manufacturing facilities, and charges for accelerated depreciation and asset write-offs of $8 million. Operating income in 2015 also excluded net losses on asset sales of $14 million, primarily related to the sales of certain sub-Saharan Africa retail businesses and charges of $4 million related to labor claims with respect to a previously closed facility in Greece. Operating income in 2014 excluded net rationalization charges of $89 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, charges of $22 million related to labor claims with respect to a previously closed facility in Greece, net losses on asset sales of $7 million, and charges for accelerated depreciation and asset write-offs of $7 million.
Asia Pacific

	Year Ended December 31,
(In millions)	2016	2015	2014
Tire Units	30.9	26.0	23.0
Net Sales	$2,106	$1,958	$2,077
Operating Income	373	319	301
Operating Margin	17.7%	16.3%	14.5%

2016 Compared to 2015
Asia Pacific unit sales in 2016 increased 4.9 million units, or 18.9%, to 30.9 million units. Replacement tire volume increased 4.2 million units, or 28.7%, primarily in the consumer business, due to the acquisition of a controlling interest in NGY in Japan, which increased tire volume by 3.2 million units, and growth in China and India. OE tire volume increased 0.7 million units, or 6.9%, primarily in the consumer business, which reflected growth in China and India.
Net sales in 2016 were $2,106 million, increasing $148 million, or 7.6%, from $1,958 million in 2015. Net sales increased by $239 million due to higher tire volume, including $129 million related to the acquisition of a controlling interest in NGY. This increase was partially offset by unfavorable foreign currency translation of $46 million, primarily related to the strong U.S. dollar against most Asian currencies except the Japanese yen, and lower price and product mix of $45 million, driven primarily by the impact of lower raw material costs on pricing.
Operating income in 2016 was $373 million, increasing $54 million, or 16.9%, from $319 million in 2015. Operating income increased due primarily to higher tire volume of $62 million, lower raw material costs of $47 million, which offset the effects of lower price and product mix of $46 million, lower conversion costs of $18 million, due to the favorable impact of higher production levels on absorbed overhead, and an increase of $18 million related to incentives for the expansion of our factory in China. These increases were partially offset by higher SAG of $31 million, primarily driven by the acquisition of a controlling interest in NGY, and unfavorable foreign currency translation of $10 million.
Operating income in 2016 excluded net gains on asset sales of $1 million and net rationalization charges of $1 million. Operating income in 2015 excluded net gains on asset sales of $5 million and net rationalization charges of $4 million.
Asia Pacific’s results are highly dependent upon China and Australia. China accounted for approximately 29% and 30% of Asia Pacific's net sales in 2016 and 2015, respectively. Australia accounted for approximately 27% and 31% of Asia Pacific’s net sales in 2016 and 2015, respectively. Accordingly, results of operations in China and Australia are expected to continue to have a significant impact on Asia Pacific's future performance.
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
General and Product Liability and Other Litigation.  We have recorded liabilities totaling $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2016. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.
In determining the estimate of our asbestos liability, we evaluated claims over the next ten year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $171 million at December 31, 2016.
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
As of December 31, 2016, we recorded a receivable related to asbestos claims of $123 million, and we expect that approximately 70% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $12 million was included in Current Assets as part of Accounts Receivable at December 31, 2016. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $248 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2016. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $535 million at December 31, 2016.
We test goodwill for impairment on at least an annual basis, with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not (defined as a likelihood of more than 50%) that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured.
At October 31, 2016, after considering changes to assumptions used in our most recent quantitative annual testing for each reporting unit, including the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative annual testing, and other factors, we concluded that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions.  At December 31, 2016, we had valuation allowances aggregating $326 million against certain of our U.S. Federal, state and local and foreign net deferred tax assets.
U.S. GAAP standards of accounting for income taxes require a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing future profitability and the tax consequences of events that have been recognized in either our financial statements or tax returns.
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
The 2016 income tax benefit included a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes. With regard to our foreign tax credits, for many years prior to 2015, we incurred losses in the U.S. for tax purposes that offset our income from foreign sources. These losses limited our ability to utilize foreign tax credits generated primarily from the receipt of foreign dividends, and was considered negative evidence as to the Company’s ability to utilize these credits before they expired. However, since our initial election, we have generated significant domestic source taxable income and our forecasts have domestic profitability continuing for the foreseeable future. Due to this improvement in domestic income since 2014, we will utilize all of our U.S. federal net operating losses as of the filing of our tax return for the year ended December 31, 2016 and, thus, are now in a position to begin using our existing excess foreign tax credits from prior years as well as the additional foreign tax credits related to this change in election. Our earnings and projections along with three significant sources of foreign source income provided us sufficient positive evidence to avoid setting up a valuation allowance against these credits despite the negative evidence of their limited carryforward period. Our sources are (1) domestic profitability of which 50% is required to be re-characterized as foreign source income under current U.S. tax law, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) if necessary, we can enact tax planning strategies including the ability to capitalize our research and development costs annually and to repatriate foreign subsidiary earnings that are not permanently reinvested, which would increase our taxable income and the amount allocated to foreign source income. There is a risk that future foreign source income will not be sufficient to fully utilize the foreign tax credits, however, we believe that it is more likely than not that the sources of foreign taxable income noted above will allow us to fully utilize our foreign tax credits one to two years prior to their various expiration dates.
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
Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of $669 million and $290 million, respectively, at December 31, 2016. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

•	life expectancies,

•	retirement rates,

•	discount rates,

•	long term rates of return on plan assets,

•	inflation rates,

•	future compensation levels,

•	future health care costs, and

•	maximum company-covered benefit costs.
Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends. The discount rate for our U.S. plans is based on a yield curve derived from a portfolio of corporate bonds from issuers rated AA or higher as of December 31 and is reviewed annually. Our expected benefit payment cash flows are discounted based on spot rates developed from the yield curve. The mortality assumption for our U.S. plans is based on actual historical experience, an assumed long term rate of future improvement based on published actuarial tables, and current government regulations related to lump sum payment factors. The long term rate of return on U.S. plan assets is based on estimates of future long term rates of return similar to the target allocation of substantially all fixed income securities. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as-needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If the actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 3.99% and 3.72%, respectively, at December 31, 2016, compared to 4.20% and 3.86%, respectively, at December 31, 2015. The decrease in the discount rate at December 31, 2016 was due primarily to lower yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $164 million in 2016, compared to $238 million in 2015 and $256 million in 2014. Interest cost included in our worldwide net periodic other postretirement benefits cost was $12 million in 2016, compared to $15 million in 2015 and 2014. 2016 interest cost reflects the election to measure interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for plans that utilize a yield curve approach.
The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, and annual expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2016
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$290	$5

Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$5	$—
Health care cost trends — total cost	+/- 1.0%	1	—
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
At December 31, 2016, our net actuarial loss included in AOCL related to global pension plans was $3,300 million, $2,615 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans is a result of declines in U.S. discount rates and plan asset losses that occurred prior to 2015, plus the impact of prior increases in estimated life expectancies. For purposes of determining our 2016 U.S. net periodic pension cost, we recognized $109 million of the net actuarial losses in 2016. We will recognize approximately $112 million of net actuarial losses in 2017 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2016, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2017 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.
The actual rate of return on our U.S. pension fund was 6.9%, (2.1%) and 12.8% in 2016, 2015 and 2014, respectively, as compared to the expected rate of 5.33%, 5.00% and 5.47% in 2016, 2015 and 2014, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
The weighted average amortization period for our U.S. pension plans is approximately 19 years.
Net periodic pension costs are recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2016, approximately 60% and 40% of net periodic pension costs are included in CGS and SAG, respectively, compared to approximately 60% and 40% in 2015 and 70% and 30% in 2014.
We experienced a decrease in our U.S. discount rate at the end of 2016 and a large portion of the net actuarial loss included in AOCL of $68 million for our worldwide other postretirement benefit plans as of December 31, 2016 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2016 worldwide net periodic other postretirement benefits cost, we recognized $5 million of net actuarial losses in 2016. We will recognize approximately $6 million of net actuarial losses in 2017. If our future experience is consistent with our assumptions as of December 31, 2016, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2017 before it begins to gradually decline.
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
On September 15, 2016, we announced our 2017-2020 capital allocation plan that is intended to increase shareholder value by investing in high-return growth capital projects, strengthening our balance sheet and providing for direct returns to shareholders. The capital allocation plan provides for:

•	Growth capital expenditures of $1.8 billion to $1.9 billion.

•	Debt repayments of $800 million to $900 million, further strengthening our leverage metrics and advancing our objective of achieving an investment grade credit rating.

•	Restructuring payments of $700 million to $800 million.

•	Common stock dividends and share repurchases of $3.5 billion to $4.0 billion, subject to our performance.
We also announced a 43% increase in the quarterly cash dividend on our common stock, from $0.07 per share to $0.10 per share, beginning with the December 1, 2016 payment date. On February 2, 2017, the Board of Directors approved a $1.0 billion increase in the authorized amount of our common stock repurchase program.
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
In May 2016, we issued $900 million in aggregate principal amount of 5% senior notes due 2026. In June 2016, we used the proceeds from this offering, together with our cash and cash equivalents, to redeem in full our $900 million 6.5% senior notes due 2021.
For further information on the other strategic initiatives we pursued in 2016, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
At December 31, 2016, we had $1,132 million of Cash and Cash Equivalents, compared to $1,476 million at December 31, 2015. The decrease in cash and cash equivalents of $344 million was primarily due to cash used for investing activities of $973 million, primarily related to capital expenditures of $996 million; cash used for financing activities of $860 million, primarily related to common stock repurchases of $500 million, net debt repayments of $256 million and common stock dividends of $82 million; partially offset by cash flows from operating activities of $1,504 million, which included net income of $1,284 million, non-cash depreciation and amortization of $727 million and net non-cash gains of $229 million related to deferred income taxes.
At December 31, 2016 and 2015 we had $2,970 million and $2,676 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2016	2015
First lien revolving credit facility	$1,506	$1,149
European revolving credit facility	579	598
Chinese credit facilities	252	66
Pan-European accounts receivable facility	—	151
Other domestic and international debt	319	294
Notes payable and overdrafts	314	418
	$2,970	$2,676
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
We expect our 2017 cash flow needs to include capital expenditures of approximately $1.0 billion. We also expect interest expense to range between $340 million and $365 million, restructuring payments to be approximately $150 million, dividends on our common stock to be approximately $100 million, and contributions to our funded non-U.S. pension plans to be approximately $50 million to $75 million. We expect working capital to be a use of cash of approximately $200 million in 2017. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2017 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, which are subject to such requirements or limitations, to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2016, approximately $735 million of net assets, including $202 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Cash Position
At December 31, 2016, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$427 million or 38% in Asia Pacific, primarily China, India and Australia ($415 million or 28% at December 31, 2015),

•	$310 million or 27% in Europe, Middle East and Africa, primarily Belgium ($513 million or 35% at December 31, 2015), and

•	$203 million or 18% in Americas, primarily Canada and Brazil ($179 million or 12% at December 31, 2015).
Operating Activities
Net cash provided by operating activities was $1,504 million in 2016, compared to $1,687 million in 2015 and $340 million in 2014. Net cash provided by operating activities in 2016 decreased $183 million compared to 2015 primarily due to an increased use of cash for working capital of $75 million and lower segment operating income of $35 million.
The increased use of cash for working capital in 2016 was due to an increase in cash used for accounts payable of $234 million, primarily due to the timing of payments and 2015 payables that were paid in 2016 which reflected higher average raw material prices, and inventories of $83 million, driven by an increase in year-end inventory units for finished goods in 2016. These uses of cash were partially offset by positive year-over-year cash flow from accounts receivable of $242 million, primarily due to increased factoring activity in 2016.
The increase in cash provided by operating activities in 2015 versus 2014 was primarily due to decreased pension contributions and direct payments of $1,235 million. In 2014, we made discretionary contributions of $907 million to fully fund our hourly U.S. pension plans.
Investing Activities
Net cash used in investing activities was $973 million in 2016, compared to $1,262 million in 2015 and $851 million in 2014. The decrease in cash used in investing activities in 2016 was primarily driven by a $320 million use of cash in 2015 due to the deconsolidation of our Venezuelan subsidiary. Capital expenditures were $996 million in 2016, compared to $983 million in 2015 and $923 million in 2014. Beyond expenditures required to sustain our facilities, capital expenditures in 2016 primarily related to the construction, expansion and modernization of manufacturing capacity in the United States, Brazil, China and Mexico. Capital expenditures in 2015 primarily related to the construction, expansion and modernization of manufacturing capacity in the United

States, Brazil, China, Germany and Mexico. Capital expenditures in 2014 primarily related to the expansion of manufacturing capacity in the United States, Brazil, China and Germany. Proceeds from asset sales were $35 million in 2016, primarily related to the sale of a former wire plant site in Luxembourg and the sale of our interest in a supply chain logistics company. Proceeds from asset sales were $62 million in 2015, primarily related to the sale of our investment in shares of SRI, and $18 million in 2014.
Financing Activities
Net cash used in financing activities was $860 million in 2016, compared to net cash used of $985 million in 2015 and net cash used of $11 million in 2014. Financing activities in 2016 included net debt repayments of $256 million. Financing activities in 2015 included net debt repayments of $477 million and a payment related to the dissolution of the global alliance with SRI of $271 million. Financing activities in 2014 included net borrowings of $309 million, primarily used to fund working capital needs and capital expenditures. In 2016, we paid dividends on our common stock of $82 million and repurchased $500 million of our common stock, as compared to dividend payments of $68 million and common stock share repurchases of $180 million in 2015. In 2014, dividend payments were $60 million and common stock share repurchases were $234 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,491 million available at December 31, 2016, of which $2,970 million were unused, compared to $8,699 million available at December 31, 2015, of which $2,676 million were unused. At December 31, 2016, we had long term credit arrangements totaling $7,932 million, of which $2,656 million were unused, compared to $8,232 million and $2,258 million, respectively, at December 31, 2015. At December 31, 2016, we had short term committed and uncommitted credit arrangements totaling $559 million, of which $314 million were unused, compared to $467 million and $418 million, respectively, at December 31, 2015. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At December 31, 2016, we had $3,287 million of outstanding notes, compared to $3,565 million at December 31, 2015.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated $2.0 billion first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Loans under this facility bear interest at LIBOR plus 125 basis points, based on our current liquidity. Availability under the facility is subject to a borrowing base, which is primarily based on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2016, our borrowing base, and therefore our availability, under the facility was $369 million below the facility's stated amount of $2.0 billion.
At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility. At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility.
During 2016, we also began entering into bilateral letter of credit agreements. At December 31, 2016, we had $272 million in letters of credit issued under these agreements.
Amended and Restated Second Lien Term Loan Facility due 2019
The term loan bears interest at LIBOR plus 300 basis points, subject to a minimum LIBOR rate of 75 basis points. At December 31, 2016 and 2015, the amounts outstanding under this facility were $399 million and $598 million, respectively. Repayments are not able to be redrawn.
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

At December 31, 2016 and 2015, we had no borrowings and no letters of credit issued under the European revolving credit facility.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our financial condition since December 31, 2015 under the first lien facility and December 31, 2014 under the European facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2015 to October 15, 2016, the designated maximum amount of the facility was €340 million. For the period beginning October 16, 2016 to October 15, 2017, the designated maximum amount of the facility is €320 million.
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
At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides the flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. For the period beginning January 1, 2016 to June 30, 2016, the designated maximum amount of the facility was 70 million Australian dollars. For the period beginning July 1, 2016 to June 30, 2017, the designated maximum amount of the facility was reduced to 60 million Australian dollars. At December 31, 2016, the amounts available and utilized under this program were $28 million (AUD 39 million) and $12 million (AUD 16 million), respectively. At December 31, 2015, the amounts available and utilized under this program were $34 million (AUD 47 million) and $19 million (AUD 26 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2016 and 2015, the gross amount of receivables sold was $502 million and $299 million, respectively. The increase in gross receivables sold was primarily due to increased factoring in the United States.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. Agreements for such supplier financing programs totaled up to $500 million at December 31, 2016 and 2015.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2016, our availability under this facility of $1,506 million plus our Available Cash of $243 million totaled $1,749 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2016, we were in compliance with this financial covenant.
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
As of December 31, 2016, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
During 2014, we paid cash dividends of $15 million on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion of shares into common stock on April 1, 2014.
During 2016, 2015 and 2014 we paid cash dividends of $82 million, $68 million and $60 million, respectively, on our common stock. On January 12, 2017, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.10 per share of our common stock, or approximately $25 million in the aggregate. The cash dividend will be paid on March 1, 2017 to stockholders of record as of the close of business on February 1, 2017. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2016, we repurchased 16,706,392 shares at an average price, including commissions, of $29.93 per share, or $500 million in the aggregate. Since 2013, we repurchased 31,214,110 shares at an average price, including commissions, of $29.26 per share, or $913 million in the aggregate.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2016:

(In millions)	Total	2017	2018	2019	2020	2021	Beyond 2021
Debt Obligations(1)	$5,490	$673	$307	$895	$342	$92	$3,181
Capital Lease Obligations(2)	41	8	5	3	1	13	11
Interest Payments(3)	1,849	332	260	236	215	183	623
Operating Leases(4)	1,094	266	202	154	118	87	267
Pension Benefits(5)	375	75	75	75	75	75	NA
Other Postretirement Benefits(6)	204	22	22	21	21	20	98
Workers’ Compensation(7)	318	48	34	27	21	17	171
Binding Commitments(8)	3,840	1,621	859	673	131	93	463
Uncertain Income Tax Positions(9)	16	7	7	—	—	—	2
	$13,227	$3,052	$1,771	$2,084	$924	$580	$4,816

(1)	Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees and unamortized discounts.

(2)	The minimum lease payments for capital lease obligations are $70 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $18 million, $11 million, $7 million, $5 million, $3 million and $27 million in each of the periods above, respectively, for a total of $71 million. Payments, net of minimum sublease rentals, total $1,023 million. The present value of the net operating lease payments is $857 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2016. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $248 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2016.

(9)
These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2016. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $40 million at December 31, 2016. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
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
Interest Rate Risk
We carefully monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2016, 34% of our debt was at variable interest rates averaging 6.20% compared to 31% at an average rate of 6.55% at December 31, 2015.
The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2016	2015
Carrying amount — liability	$3,514	$3,844
Fair value — liability	3,669	4,018
Pro forma fair value — liability	3,781	4,120
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
The following table presents foreign currency derivative information at December 31:

(In millions)	2016	2015
Fair value — asset (liability)	$23	$4
Pro forma decrease in fair value	(131)	(108)
Contract maturities	1/17 - 11/18	1/16 - 12/16
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2016	2015
Current asset (liability):
Accounts receivable	$39	$15
Other current liabilities	(18)	(11)

Long Term asset (liability):
Other assets	$2	$—
For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	51
Report of Independent Registered Public Accounting Firm	52
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2016	53
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2016	54
Consolidated Balance Sheets at December 31, 2016 and December 31, 2015	55
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2016	56
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2016	60
Notes to Consolidated Financial Statements	61
Supplementary Data (unaudited)	115
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2016 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goodyear Tire & Rubber Company and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 8, 2017

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2016	2015	2014
Net Sales	$15,158	$16,443	$18,138
Cost of Goods Sold	10,972	12,164	13,906
Selling, Administrative and General Expense	2,407	2,614	2,720
Rationalizations (Note 2)	210	114	95
Interest Expense (Note 3)	372	438	444
Loss on Deconsolidation of Venezuelan Subsidiary (Note 1)	—	646	—
Other (Income) Expense (Note 4)	(10)	(141)	286
Income before Income Taxes	1,207	608	687
United States and Foreign Tax (Benefit) Expense (Note 6)	(77)	232	(1,834)
Net Income	1,284	376	2,521
Less: Minority Shareholders’ Net Income	20	69	69
Goodyear Net Income	1,264	307	2,452
Less: Preferred Stock Dividends	—	—	7
Goodyear Net Income available to Common Shareholders	$1,264	$307	$2,445
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock
Basic	$4.81	$1.14	$9.13
Weighted Average Shares Outstanding (Note 7)	263	269	268
Diluted	$4.74	$1.12	$8.78
Weighted Average Shares Outstanding (Note 7)	266	273	279

Cash Dividends Declared Per Common Share	$0.31	$0.25	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2016	2015	2014
Net Income	$1,284	$376	$2,521
Other Comprehensive Income (Loss):
Foreign currency translation net of tax of $(2) in 2016 ($(52) in 2015, $(46) in 2014)	(221)	(315)	(298)
Reclassification adjustment for amounts recognized in income net of tax of $0 in all periods	—	16	3
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost net of tax of $33 in 2016 ($34 in 2015, $36 in 2014)	63	69	79
Increase in net actuarial losses net of tax of $(53) in 2016 ($(19) in 2015, $(135) in 2014)	(62)	(68)	(82)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures net of tax of $0 in 2016 ($67 in 2015, $13 in 2014)	17	259	35
Deferred derivative gains net of tax of $4 in 2016 ($3 in 2015, $1 in 2014)	8	17	16
Reclassification adjustment for amounts recognized in income net of tax $(1) in 2016 ($(3) in 2015, $(1) in 2014)	(5)	(25)	1
Unrealized investment gains (losses) net of tax of $0 in 2016 ($(2) in 2015, $1 in 2014)	—	(4)	2
Reclassification adjustment for amounts recognized in income net of tax $0 in 2016 ($2 in 2015, $0 in 2014)	—	(32)	—
Deconsolidation of Venezuelan subsidiary net of tax of $0 (Notes 1 and 21)	—	248	—
Other Comprehensive Income (Loss)	(200)	165	(244)
Comprehensive Income	1,084	541	2,277
Less: Comprehensive Income Attributable to Minority Shareholders	8	6	20
Goodyear Comprehensive Income	$1,076	$535	$2,257
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2016	2015
Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,132	$1,476
Accounts Receivable (Note 9)	1,769	2,033
Inventories (Note 10)	2,627	2,464
Prepaid Expenses and Other Current Assets	190	153
Total Current Assets	5,718	6,126
Goodwill (Note 11)	535	555
Intangible Assets (Note 11)	136	138
Deferred Income Taxes (Note 6)	2,414	2,141
Other Assets (Note 12)	668	654
Property, Plant and Equipment (Note 13)	7,040	6,777
Total Assets	$16,511	$16,391
Liabilities
Current Liabilities:
Accounts Payable-Trade	$2,589	$2,769
Compensation and Benefits (Notes 17 and 18)	584	666
Other Current Liabilities	963	886
Notes Payable and Overdrafts (Note 15)	245	49
Long Term Debt and Capital Leases due Within One Year (Note 15)	436	585
Total Current Liabilities	4,817	4,955
Long Term Debt and Capital Leases (Note 15)	4,798	5,074
Compensation and Benefits (Notes 17 and 18)	1,460	1,468
Deferred Income Taxes (Note 6)	85	91
Other Long Term Liabilities	626	661
Total Liabilities	11,786	12,249
Commitments and Contingent Liabilities (Note 19)
Shareholders’ Equity
Goodyear Shareholders’ Equity
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 252 million (267 million in 2015)	252	267
Capital Surplus	2,645	3,093
Retained Earnings	5,808	4,570
Accumulated Other Comprehensive Loss (Note 21)	(4,198)	(4,010)
Goodyear Shareholders’ Equity	4,507	3,920
Minority Shareholders’ Equity — Nonredeemable	218	222
Total Shareholders’ Equity	4,725	4,142
Total Liabilities and Shareholders’ Equity	$16,511	$16,391
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated		Minority
							Other	Goodyear	Shareholders'	Total
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2013
(after deducting 3,136,663 common treasury shares)	10,000,000	$500	247,753,029	$248	$2,847	$1,946	$(3,935)	$1,606	$262	$1,868
Comprehensive income (loss):
Net income						2,452		2,452	23	2,475
Foreign currency translation (net of tax of $(46))							(206)	(206)	(18)	(224)
Reclassification adjustment for amounts recognized in income (net of tax of $0)							3	3		3
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $36)							74	74		74
Increase in net actuarial losses (net of tax of $(129))							(112)	(112)		(112)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $13)							31	31		31
Deferred derivative gains (net of tax of $1)							13	13		13
Unrealized investment gains (net of tax of $1)							2	2		2
Other comprehensive income (loss)								(195)	(18)	(213)
Total comprehensive income (loss)								2,257	5	2,262
Purchase of subsidiary shares from minority interest					(4)		(1)	(5)	(16)	(21)
Dividends declared to minority shareholders									(16)	(16)
Stock-based compensation plans (Note 18)					20			20		20
Repurchase of common stock (Note 20)			(8,955,107)	(9)	(225)			(234)		(234)
Dividends declared (Note 20)						(67)		(67)		(67)
Common stock issued from treasury			3,111,843	2	31			33		33
Preferred stock conversion	(10,000,000)	(500)	27,573,735	28	472					—
Balance at December 31, 2014
(after deducting 8,979,927 common treasury shares)	—	$—	269,483,500	$269	$3,141	$4,331	$(4,131)	$3,610	$235	$3,845
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2014
(after deducting 8,979,927 common treasury shares)	269,483,500	$269	$3,141	$4,331	$(4,131)	$3,610	$235	$3,845
Comprehensive income (loss):
Net income				307		307	22	329
Foreign currency translation (net of tax of $(52))					(251)	(251)	(26)	(277)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					16	16		16
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $34)					66	66		66
Increase in net actuarial losses (net of tax of $(19))					(68)	(68)		(68)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $67)					259	259		259
Deferred derivative gains (net of tax of $3)					15	15		15
Reclassification adjustment for amounts recognized in income (net of tax of $(3))					(21)	(21)		(21)
Unrealized investment gain (losses) (net of tax of $(2))					(4)	(4)		(4)
Reclassification adjustment for amounts recognized in income (net of tax of $2)					(32)	(32)		(32)
Deconsolidation of Venezuelan subsidiary (net of tax of $0) (Notes 1 and 21)					248	248		248
Other comprehensive income (loss)						228	(26)	202
Total comprehensive income (loss)						535	(4)	531
Purchase of subsidiary shares from minority interest (Note 5)			60		(107)	(47)		(47)
Dividends declared to minority shareholders							(9)	(9)
Stock-based compensation plans (Note 18)			19			19		19
Repurchase of common stock (Note 20)	(5,647,429)	(5)	(175)			(180)		(180)
Dividends declared (Note 20)				(68)		(68)		(68)
Common stock issued from treasury	3,181,911	3	48			51		51
Balance at December 31, 2015
(after deducting 11,445,445 common treasury shares)	267,017,982	$267	$3,093	$4,570	$(4,010)	$3,920	$222	$4,142
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2015
(after deducting 11,445,445 common treasury shares)	267,017,982	$267	$3,093	$4,570	$(4,010)	$3,920	$222	$4,142
Comprehensive income (loss):
Net income				1,264		1,264	20	1,284
Foreign currency translation (net of tax of $(2))					(209)	(209)	(12)	(221)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $33)					63	63		63
Increase in net actuarial losses (net of tax of $(53))					(62)	(62)		(62)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $0)					17	17		17
Deferred derivative gains (net of tax of $4)					8	8		8
Reclassification adjustment for amounts recognized in income (net of tax of $(1))					(5)	(5)		(5)
Other comprehensive income (loss)						(188)	(12)	(200)
Total comprehensive income (loss)						1,076	8	1,084
Adoption of new accounting standard (Note 1)				56		56		56
Dividends declared to minority shareholders							(12)	(12)
Stock-based compensation plans (Note 18)			24			24		24
Repurchase of common stock (Note 20)	(16,706,392)	(17)	(483)			(500)		(500)
Dividends declared (Note 20)				(82)		(82)		(82)
Common stock issued from treasury	1,284,944	2	11			13		13
Balance at December 31, 2016
(after deducting 26,866,893 common treasury shares)	251,596,534	$252	$2,645	$5,808	$(4,198)	$4,507	$218	$4,725
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2015	2014
Balance at beginning of year	$582	$577
Comprehensive income (loss):
Net income (loss)	47	46
Foreign currency translation (net of tax of $0 in all periods)	(38)	(74)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $0 in all periods)	3	5
Decrease (increase) in net actuarial losses (net of tax of $0 in 2015 and$(6) in 2014)	—	30
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $0 in all periods)	—	4
Deferred derivative gains (losses) (net of tax of $0 in all periods)	2	3
Reclassification adjustment for amounts recognized in income (net of tax of $0 in 2015 and $(1) in 2014)	(4)	1
Other comprehensive income (loss)	(37)	(31)
Total comprehensive income (loss)	10	15
Dividends declared to minority shareholders	—	(10)
Dissolution of global alliance (Note 5)	(592)	—
Balance at end of year	$—	$582

Due to the dissolution of the global alliance with Sumitomo Rubber Industries, Ltd. ("SRI") on October 1, 2015, we no longer have Minority Equity presented outside of Shareholders' Equity, thus no amounts are presented above for 2016.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$1,284	$376	$2,521
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	727	698	732
Amortization and Write-Off of Debt Issuance Costs	29	23	14
Provision for Deferred Income Taxes	(229)	79	(1,970)
Loss on Deconsolidation of Venezuelan Subsidiary (Note 1)	—	646	—
Net Pension Curtailments and Settlements (Note 17)	17	139	39
Net Rationalization Charges (Note 2)	210	114	95
Rationalization Payments	(86)	(144)	(226)
Net Gains on Asset Sales (Note 4)	(31)	(71)	(3)
Pension Contributions and Direct Payments	(89)	(103)	(1,338)
Net Venezuela Currency Loss (Note 4)	—	—	200
Gain on Recognition of Deferred Royalty Revenue (Note 4)	—	(155)	—
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	211	(31)	75
Inventories	(172)	(89)	(35)
Accounts Payable — Trade	(156)	78	(41)
Compensation and Benefits	(50)	66	223
Other Current Liabilities	(56)	(28)	(40)
Other Assets and Liabilities	(105)	89	94
Total Cash Flows from Operating Activities	1,504	1,687	340
Cash Flows from Investing Activities:
Capital Expenditures	(996)	(983)	(923)
Asset Dispositions (Note 4)	35	62	18
Decrease in Cash Due to Deconsolidation of Venezuelan Subsidiary (Note 1)	—	(320)	—
Decrease (Increase) in Restricted Cash	6	(6)	5
Short Term Securities Acquired	(72)	(77)	(72)
Short Term Securities Redeemed	60	69	95
Other Transactions (Note 12)	(6)	(7)	26
Total Cash Flows from Investing Activities	(973)	(1,262)	(851)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	417	103	46
Short Term Debt and Overdrafts Paid	(228)	(84)	(24)
Long Term Debt Incurred	4,988	2,819	1,842
Long Term Debt Paid	(5,433)	(3,315)	(1,555)
Common Stock Issued (Note 18)	13	53	39
Common Stock Repurchased (Note 20)	(500)	(180)	(234)
Common Stock Dividends Paid (Note 20)	(82)	(68)	(60)
Preferred Stock Dividends Paid (Note 20)	—	—	(15)
Transactions with Minority Interests in Subsidiaries	(11)	(9)	(49)
Debt Related Costs and Other Transactions	(24)	(33)	(1)
Dissolution of Global Alliance (Note 5)	—	(271)	—
Total Cash Flows from Financing Activities	(860)	(985)	(11)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15)	(125)	(313)
Net Change in Cash and Cash Equivalents	(344)	(685)	(835)
Cash and Cash Equivalents at Beginning of the Year	1,476	2,161	2,996
Cash and Cash Equivalents at End of the Year	$1,132	$1,476	$2,161
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies
A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
Recently Adopted Accounting Standards
Effective December 31, 2016, we adopted an accounting standards update with new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. As required by the new standard, management completed its evaluation and identified no probable conditions or events, individually or in the aggregate, that would raise a substantial doubt about the Company's ability to continue as a going concern.
In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update with new guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. The new standard eliminates the accounting for excess tax benefits recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital, and instead requires all tax effects related to share-based payments to be recorded as a discrete adjustment through the income statement and recognized regardless of whether the benefit reduces taxes payable in the current period.  We adopted the standards update in the third quarter of 2016 effective January 1, 2016, using a modified retrospective approach.   As a result of the adoption, a cumulative effect adjustment to increase retained earnings by $56 million as of January 1, 2016 has been reflected in the financial statements to include all tax benefits that were not previously recognized. Also, for the year ended December 31, 2016, we have recognized an income tax benefit of approximately $5 million. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. All tax related cash flows resulting from share-based payments will be reported as operating activities in the statement of cash flows.
Effective January 1, 2016, we adopted an accounting standards update with new guidance on the presentation of debt issuance costs that requires costs incurred to issue debt to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements will be presented as an asset. The new guidance also requires the amortization of such costs be reported in Interest Expense in the Statement of Operations. The adoption of this standards update resulted in reclassifications of $15 million from Prepaid Expenses and Other Current Assets and $33 million from Other Assets which decreased Long Term Debt and Capital Leases Due Within One Year by $2 million and Long Term Debt and Capital Leases by $46 million at December 31, 2015. The adoption of this standards update also resulted in a reclassification of $26 million and $16 million of expense from Other (Income) Expense to Interest Expense in the Statement of Operations for the years ended December 31, 2015 and 2014, respectively.
Recently Issued Accounting Standards
In January 2017, the FASB issued an accounting standards update with new guidance intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019. The adoption of this standards update is not expected to impact our consolidated financial statements.
In November 2016, the FASB issued an accounting standards update with new guidance on the presentation of restricted cash on the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this standards update on our consolidated financial statements.

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
In February 2016, the FASB issued an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet.  Lessor accounting is largely unchanged from the current accounting model.  The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. The standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. It must be adopted using a modified retrospective approach, and provides for certain practical expedients. The transition will require application at the beginning of the earliest comparative period presented at the time of adoption. We are currently assessing the impact of this standards update on our consolidated financial statements.
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
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The standard permits the use of either a retrospective or modified retrospective application. We intend to use the modified retrospective approach.  We have substantially completed our evaluation of significant contracts and are currently assessing the impact of adopting the standards update on our consolidated financial statements. We will continue our evaluation of the standards update through the date of adoption.
Other
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
Deconsolidation of Venezuelan Subsidiary
Our wholly-owned subsidiary, C.A. Goodyear de Venezuela, manufactures, markets and distributes consumer and commercial tires throughout Venezuela. Conditions in Venezuela, including currency exchange control regulations and continued reductions in access to U.S. dollars through official currency exchange mechanisms, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar fuerte and the U.S. dollar, and have restricted the ability of our Venezuelan subsidiary to pay dividends and royalties and to settle liabilities. These currency exchange regulations, combined with other government regulations such as price and profit margin controls and strict labor laws, have significantly limited our ability to make and execute operational decisions at our Venezuelan subsidiary. This lack of currency exchangeability, combined with these other operating restrictions, have significantly limited our Venezuelan subsidiary's ability to maintain normal production and control over its operations. We expect these conditions to continue for the foreseeable future.
As a result of these conditions, we concluded that effective as of December 31, 2015, we did not meet the accounting criteria for control over our Venezuelan subsidiary and began reporting the results of our Venezuelan subsidiary using the cost method of accounting. This change resulted in a pre-tax charge of $646 million in the fourth quarter of 2015. The pre-tax charge included the derecognition of the carrying amounts of our Venezuelan subsidiary's assets and liabilities, including $320 million of Cash and Cash Equivalents, that are no longer reported in the Consolidated Balance Sheet as of December 31, 2015. The pre-tax charge also included $248 million of foreign currency translation losses and pension losses previously included in Accumulated Other Comprehensive Loss ("AOCL") in the Company’s Consolidated Balance Sheet. We have determined the fair value of our investment in, and receivables from, our Venezuelan subsidiary to be insignificant based on our expectations of dividend payments and settlements of such receivables in future periods.
Reporting periods beginning after December 31, 2015 do not include the operating results of our Venezuelan subsidiary. We now record income from sales of inventory and raw materials or from dividends or royalties to the extent cash is received from our Venezuelan subsidiary. Our exposure to future losses resulting from our Venezuelan subsidiary is limited to the extent that we decide to provide raw materials or finished goods to, or make future investments in, our Venezuelan subsidiary.
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
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $388 million, $382 million and $399 million in 2016, 2015 and 2014, respectively.
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
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of Selling, Administrative and General Expense (“SAG”). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $355 million, $385 million and $430 million in 2016, 2015 and 2014, respectively.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade-rated counterparties. At December 31, 2016, our cash investments with any single counterparty did not exceed $229 million.
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
Customer prepayments for products and government grants received that are related to operations are reported as operating activities. Government grants received that are solely related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of capital leases of $3 million, $3 million and $12 million originating in the years ended December 31, 2016, 2015 and 2014, respectively. Cash flows from investing activities in 2016 exclude $240 million of accrued capital expenditures remaining unpaid at December 31, 2016, and include payment for $254 million of capital expenditures that were accrued and unpaid at December 31, 2015. Cash flows from investing activities in 2015 exclude $254 million of accrued capital expenditures remaining unpaid at December 31, 2015, and include payment for $212 million of capital expenditures that were accrued and unpaid at December 31, 2014.
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2016, approximately $735 million of net assets were subject to such regulations or limitations.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are solely related to capital expenditures are

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $726 million, $697 million and $730 million in 2016, 2015 and 2014, respectively. Refer to Notes 3 and 13.
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
Derivative contracts are reported at fair value on the Consolidated Balance Sheets as Accounts Receivable, Other Assets, Other Current Liabilities or Other Long Term Liabilities. Deferred gains and losses on contracts designated as cash flow hedges are recorded net of tax in AOCL. Ineffectiveness in hedging relationships is recorded in Other (Income) Expense in the current period.
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
Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges, excluding premiums and discounts, are recorded in Other (Income) Expense in the current period. Gains and losses on contracts with no hedging designation are also recorded in Other (Income) Expense in the current period. We do not include premiums or discounts on forward currency contracts in our assessment of hedge effectiveness. Premiums and discounts on contracts designated as hedges are recognized in Other (Income) Expense over the life of the contract.
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
Termination of Contracts — Gains and losses (including deferred gains and losses in AOCL) are recognized in Other (Income) Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or to Other (Income) Expense over the remaining life of that position. Gains and losses on contracts that we temporarily continue to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in Other (Income) Expense. Refer to Note 15.
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
The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-related Costs	Other Costs	Total
Balance at December 31, 2013	$232	$5	$237
2014 charges	76	52	128
Incurred, Net of Foreign Currency Translation of $(18) million and $0 million, respectively (1)	(186)	(49)	(235)
Reversed to the Statement of Operations	(5)	(6)	(11)
Balance at December 31, 2014	$117	$2	$119
2015 charges	86	30	116
Incurred, Net of Foreign Currency Translation of $(12) million and $0 million, respectively (1)	(106)	(25)	(131)
Reversed to the Statement of Operations	(1)	—	(1)
Balance at December 31, 2015	$96	$7	$103
2016 charges	202	16	218
Incurred, Net of Foreign Currency Translation of $(13) million and $0 million, respectively	(75)	(18)	(93)
Reversed to the Statement of Operations	(9)	—	(9)
Balance at December 31, 2016	$214	$5	$219

(1)
Incurred in 2015 of $131 million excludes $25 million, and incurred in 2014 of $235 million excludes $20 million, of rationalization payments for labor claims relating to a previously closed facility in Greece.

Rationalization actions accrued at December 31, 2016 include $110 million related to our announced plan to close our tire manufacturing facility in Philippsburg, Germany. The plan is in furtherance of our strategy to capture the growing demand for premium, large-rim diameter tires in part by reducing excess capacity in declining, less profitable segments of the tire market. The plan, which remains subject to consultation with relevant employee representative bodies, would result in approximately 890 job reductions. The charges related to the announced closure are expected to be paid through 2018.
The remainder of the accrual balance at December 31, 2016 is expected to be substantially utilized within the next 12 months and includes $32 million related to our global plan to reduce SAG headcount, $22 million related to manufacturing headcount reductions in certain countries in Europe, Middle East and Africa ("EMEA"), $16 million related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA, and $13 million related to the closure of one of our manufacturing facilities in Amiens, France.
The net rationalization charges included in Income before Income Taxes are as follows:

(In millions)	2016	2015	2014
Current Year Plans
Associate Severance and Other Related Costs	$188	$66	$22
Other Exit and Non-Cancelable Lease Costs	1	7	1
Current Year Plans - Net Charges	$189	$73	$23

Prior Year Plans
Associate Severance and Other Related Costs	$5	$19	$49
Benefit Plan Curtailment / Settlement Loss (Gain)	1	(1)	(22)
Other Exit and Non-Cancelable Lease Costs	15	23	45
Prior Year Plans - Net Charges	21	41	72
Total Net Charges	$210	$114	$95
Asset Write-off and Accelerated Depreciation Charges	$20	$8	$7

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Substantially all of the new charges in 2016 related to future cash outflows. Net current year plan charges at December 31, 2016 include charges of $116 million related to the announced plan to close our tire manufacturing facility in Philippsburg, Germany, $34 million related to a plan to reduce global SAG headcount, and $25 million related to manufacturing headcount reductions in EMEA to improve operating efficiency.
Net prior year plan charges recognized in the year ended December 31, 2016 include charges of $12 million related to the closure of one of our manufacturing facilities in Amiens, France.
Net charges for the year ended December 31, 2016 included reversals of $9 million for actions no longer needed for their originally intended purposes. Ongoing rationalization plans had approximately $595 million in charges through 2016 and approximately $80 million is expected to be incurred in future periods.
Approximately 1,700 associates will be released under new plans initiated in 2016, of which approximately 200 associates have been released as of December 31, 2016. In 2016, approximately 600 associates were released under plans initiated in prior years. In total, approximately 1,600 associates remain to be released under rationalization plans.
At December 31, 2016, approximately 840 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note 19.
Accelerated depreciation charges in 2016 primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the announced plan to close our tire manufacturing facility in Philippsburg, Germany. Asset write-off and accelerated depreciation charges for all periods were recorded in cost of goods sold (“CGS”).
Rationalization activities initiated in 2015 consisted primarily of charges of $38 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. Additional charges for the year ended December 31, 2015 primarily related to plans to reduce manufacturing and SAG headcount in EMEA and Americas. Net prior year plan charges recognized in the year ended December 31, 2015 include charges of $33 million related to the closure of one of our manufacturing facilities in Amiens, France and our exit from the farm tire business in EMEA.
Accelerated depreciation charges in 2015 primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility.
Rationalization activities initiated in 2014 consisted primarily of manufacturing headcount reductions related to EMEA's plans to improve operating efficiency. In addition, EMEA, Americas and Asia Pacific also initiated plans to reduce SAG headcount. Net prior year plan charges for the year ended December 31, 2014 of $72 million include charges of $74 million for associate severance and idle plant costs, partially offset by a pension curtailment gain of $22 million, related to the closure of one of our manufacturing facilities in Amiens, France.
Asset write-off and accelerated depreciation charges of $7 million in 2014 related to property and equipment in our Wolverhampton, U.K mixing and retreading facility and property and equipment in one of our manufacturing facilities in Amiens, France.
Note 3. Interest Expense
Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2016	2015	2014
Interest expense before capitalization	$398	$457	$468
Capitalized interest	(26)	(19)	(24)
	$372	$438	$444
Cash payments for interest, net of amounts capitalized, were $351 million, $445 million and $419 million in 2016, 2015 and 2014, respectively. The adoption of the accounting standards update with new guidance on the presentation of debt issuance costs resulted in a reclassification of $26 million and $16 million of expense from Other (Income) Expense to Interest Expense for the years ended December 31, 2015 and 2014, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Other (Income) Expense

(In millions)	2016	2015	2014
Financing fees and financial instruments	$83	$85	$61
Net gains on asset sales	(31)	(71)	(3)
General and product liability (income) expense - discontinued products	(27)	(25)	25
Royalty income	(23)	(192)	(35)
Interest income	(15)	(22)	(28)
Net foreign currency exchange (gains) losses	(13)	77	239
Miscellaneous	16	7	27
	$(10)	$(141)	$286
Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees in 2016 and 2015 included $53 million and $41 million, respectively, of redemption premiums related to the redemption of certain senior notes.
Net gains on asset sales in 2016 included a gain of $16 million related to the sale of a former wire plant site in Luxembourg and a gain of $9 million related to the sale of our interest in a supply chain logistics company. Net gains on asset sales in 2015 included a gain of $48 million related to the dissolution of the global alliance with SRI and a gain of $30 million on the sale of our investment in shares of SRI. Refer to Note 5. Net gains on asset sales in 2015 also included losses of $14 million in EMEA, primarily related to the sales of certain sub-Saharan Africa retail businesses.
General and product liability (income) expense - discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. General and product liability (income) expense - discontinued products for the year ended December 31, 2016 includes a benefit of $24 million for the recovery of past costs from certain asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods. General and product liability (income) expense - discontinued products for the year ended December 31, 2015 included a benefit of $25 million for the recovery of past costs from one of our asbestos insurers and a benefit of $21 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods. The 2015 benefits were partially offset by an $8 million increase in the net asbestos liability based on updated assumptions for defense and indemnity costs in future periods based on historical cost data and trends.
Royalty income is derived primarily from licensing arrangements related to divested businesses as well as other licensing arrangements. Royalty income in 2015 included a one-time pre-tax gain of $155 million on the recognition of deferred income resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business ("Veyance"). The licensing agreement was terminated following the acquisition of Veyance by Continental AG in January 2015.
Interest income consists primarily of amounts earned on cash deposits. Interest income in 2014 also included $10 million earned on the settlement of indirect tax claims in Americas.
Foreign currency exchange in all periods reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, including $34 million of losses in 2015 and $200 million of losses in 2014 resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar.
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
Prior to the dissolution, the Company owned 75% and SRI owned 25% of two companies, Goodyear Dunlop Tires Europe B.V. (“GDTE”) and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”). GDTE owns and operates substantially all of the Company’s tire businesses in Western Europe. GDTNA had rights to the Dunlop brand and operated certain related businesses in North America. In Japan, the Company owned 25% and SRI owned 75% of two companies, one, Nippon Goodyear Ltd. (“NGY”), for the sale of Goodyear-brand passenger and truck tires for replacement in Japan and the other, Dunlop Goodyear Tires Ltd. (“DGT”), for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan.
Pursuant to the Framework Agreement, the Company sold to SRI its 75% interest in GDTNA for $125 million, 25% interest in DGT for $14 million and Huntsville, Alabama test track used by GDTNA for $6 million. Accordingly, the Company no longer has

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

any remaining ownership interests in GDTNA, DGT or the Huntsville, Alabama test track. With the sale of GDTNA, SRI obtained full ownership of the Dunlop motorcycle tire business in North America and the rights to sell Dunlop-brand tires to Japanese vehicle manufacturers in the United States, Canada and Mexico. The Company retained exclusive rights to sell Dunlop-brand tires in both the consumer and commercial replacement markets of the United States, Canada and Mexico as well as to non-Japanese vehicle manufacturers in those countries.
The Company also acquired SRI's 75% interest in NGY for $29 million and 25% interest in GDTE for $387 million. Accordingly, the Company now has full ownership interests in NGY and GDTE. In addition, SRI obtained exclusive rights to sell Dunlop-brand tires in those countries that were previously non-exclusive under the global alliance, including Russia, Turkey and certain countries in Africa.
We paid SRI a net amount of $271 million upon closing of the transactions described above. In addition, we delivered a promissory note to GDTNA in an initial principal amount of $56 million, with a maturity date three years following the date of dissolution and at an interest rate of LIBOR plus 0.1%, that represented SRI's 25% interest in a GDTNA loan receivable from the Company.
The contractual net consideration paid of $271 million, discussed above, represented an amount agreed to by the Company and SRI as a result of arm's length negotiations for the dissolution of the global alliance. In order to appropriately account for the various components of the dissolution transaction within its consolidated financial statements, the Company independently estimated the fair value of each component of the dissolution transaction as of the October 1, 2015 closing date using commonly used fair value measurement techniques, such as discounted cash flow methods and market approaches based on comparable companies, in order to determine the fair value of consideration for each component and the gain or loss on the dissolution transaction.
The Framework Agreement also provided that we and SRI would conduct an orderly sale of the SRI common stock held by us and the Goodyear common stock held by SRI. As of December 31, 2015, the Company sold all of its common stock in SRI resulting in total proceeds of $47 million and a pre-tax gain of $30 million that was recorded within Other (Income) Expense.
In addition to the gain recognized on the sale of SRI common stock, the Company recognized a pre-tax gain of $48 million on the transactions described above that was recorded in Other (Income) Expense. The net gain on the transaction, after taxes, was $38 million. The net pre-tax gain on the dissolution transaction of $48 million is comprised of the following:

(In millions)
Pre-tax gain on sale of a controlling interest in GDTNA	$23
Pre-tax gain on sale of a non-controlling investment in DGT	42
Pre-tax gain on sale of non-exclusive rights	19
Transaction costs and other	(8)
Net product liability claims	(28)
$48
Pursuant to the Framework Agreement, the Company will defend product liability claims related to GDTNA’s historical operations. We recorded a net liability of $28 million reflecting the estimated cost of the Company's obligation to defend those product liability claims net of the amount recorded for the indemnification of those claims provided by SRI to the Company under the Framework Agreement.
Prior to October 1, 2015, GDTE’s assets and liabilities were included in our consolidated balance sheets and GDTE’s results of operations were included in our consolidated statements of operations, which also reflected SRI’s minority interest in GDTE. Subsequent to October 1, 2015, we continue to include GDTE in our consolidated balance sheets and consolidated statements of operations; however, there is no minority interest impact to our results of operations related to GDTE. Additionally, prior to October 1, 2015, we accounted for NGY under the equity method as we did not have a controlling financial interest in NGY. Subsequent to October 1, 2015, we have a controlling interest in NGY and, accordingly, NGY’s assets and liabilities are included in our consolidated balance sheet as of December 31, 2015, and NGY’s results of operations are included in our consolidated statements of operations. The effects of the acquisition of NGY were not material to our consolidated balance sheet or results of operations as of and for the year ended December 31, 2015.
For the year ended December 31, 2015, the Company had classified the closing payment of $271 million as cash flows from financing activities as the acquisition of the minority shareholder’s equity in GDTE represents the predominant use of these proceeds.
The Company and SRI entered into various supply agreements, licenses, transition services agreements, releases and other ancillary agreements in connection with the Framework Agreement to give effect to the dissolution and/or to set forth arrangements between

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company and SRI following the dissolution. The Company and SRI also each agreed to indemnify the other for certain losses arising out of breaches of representations and warranties, covenants and other specified matters, including product liability matters. The Company recorded an indemnification asset of $32 million for SRI’s obligation to reimburse the Company for certain product liability claims related to periods prior to the dissolution, subject to certain caps and restrictions. At December 31, 2016, a total indemnification asset of $35 million is recorded within Accounts Receivable of $6 million and Other Assets of $29 million. The range of possible outcomes for the indemnification receivable is not material to the Company’s financial statements.
As a result of the sale of GDTNA and the acquisition of the minority interest in GDTE in 2015, we recognized a net decrease in AOCL of $77 million, comprised of a reduction of $184 million for GDTNA accumulated pension-related losses that were recognized in the net gain on sale for the transaction, partially offset by an increase of $107 million primarily for GDTE pension-related losses that were reclassified from minority shareholders’ equity into AOCL. We also recognized an increase in our capital surplus of $60 million related to our acquisition of the minority interest in GDTE.
Note 6. Income Taxes
The components of Income before Income Taxes follow:

(In millions)	2016	2015	2014
U.S.	$595	$284	$400
Foreign	612	324	287
	$1,207	$608	$687
A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax (Benefit) Expense follows:

(In millions)	2016	2015	2014
U.S. Federal income tax expense at the statutory rate of 35%	$422	$213	$240
Net establishment (release) of foreign valuation allowances	(354)	4	51
U.S. credits (R&D, foreign tax credits) and benefits offset to OCI	(163)	(72)	—
Adjustment for foreign income taxed at different rates	(51)	(39)	(37)
Net establishment (release) of U.S. valuation allowance	39	(8)	(2,318)
State income taxes, net of U.S. Federal benefit	16	10	12
Net foreign losses (income) with no tax due to valuation allowances	8	(19)	49
Net establishment (resolution) of uncertain tax positions	3	(13)	3
Deferred tax impact of enacted tax rate and law changes	(2)	(2)	33
Deconsolidation of Venezuelan subsidiary	—	157	—
Provision for undistributed foreign earnings	—	—	131
Other	5	1	2
United States and Foreign Tax (Benefit) Expense	$(77)	$232	$(1,834)
The components of United States and Foreign Tax (Benefit) Expense by taxing jurisdiction, follow:

(In millions)	2016	2015	2014
Current:
Federal	$(25)	$—	$—
Foreign	175	154	135
State	2	(1)	1
	152	153	136
Deferred:
Federal	77	74	(2,103)
Foreign	(328)	5	84
State	22	—	49
	(229)	79	(1,970)
United States and Foreign Tax (Benefit) Expense	$(77)	$232	$(1,834)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2016, the income tax benefit of $77 million was favorably impacted by net discrete adjustments of $458 million, due primarily to a tax benefit of $331 million from the December 31, 2016 release of the valuation allowance on certain subsidiaries in England, France, Luxembourg and New Zealand. As of December 31, 2016, these subsidiaries on which we have maintained a full valuation allowance have achieved earnings of a duration and magnitude that they are now in a position of cumulative profits for the most recent three-year period. As a consequence of this profitability in recent periods and our business plans for 2017 and beyond forecasting sustainable profitability, we now conclude that it is more likely than not that our deferred tax assets in these entities will be realized. The 2016 income tax benefit also included a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes, a $39 million tax charge related to establishing a valuation allowance in the United States on deferred tax assets related to receivables from our deconsolidated Venezuelan operations which were contributed to its capital, and a $7 million tax benefit related to the release of a valuation allowance in Brazil due to the collection of a receivable that had previously been written off as uncollectible.
In 2015, income tax expense of $232 million included net discrete tax benefits of $18 million unrelated to current year income, due primarily to a $9 million benefit from the conclusion of non-U.S. tax claims and an $8 million benefit from the release of a valuation allowance related to certain state deferred tax assets. Our tax expense for 2015 also included a U.S. tax benefit of $69 million related to the pre-tax loss of $646 million on the deconsolidation of our Venezuelan subsidiary (Refer to Note 1), and a current year benefit of $10 million related to recently enacted U.S. legislation extending the research and development credit.
At December 31, 2014, our U.S. operations were in a position of cumulative profits for the most recent three-year period. We concluded that as a consequence of our three-year cumulative profits, achieving full year profitability in 2013 and 2014, our successful completion of labor negotiations with the United Steelworkers in 2013, our full funding of our U.S. pension plans during 2013 and 2014, and our business plan for 2015 and beyond showing continued profitability, that it was more likely than not that a significant portion of our U.S. deferred tax assets would be realized. In 2014, the income tax benefit of $1,834 million was favorably impacted by net discrete tax adjustments of $1,980 million, due primarily to a net tax benefit of $2,179 million from the December 31, 2014 release of substantially all of the valuation allowance on our net U.S. deferred tax assets and a charge of $131 million to establish a provision for potential U.S. Federal taxation of certain undistributed earnings of certain foreign subsidiaries. The 2014 income tax benefit also included charges of $37 million to establish valuation allowances on the net deferred tax assets of our Venezuelan and Brazilian subsidiaries, due to continuing operating losses and currency devaluations in Venezuela, a charge of $9 million to establish a valuation allowance on the net deferred tax assets of a Luxembourg subsidiary and a charge of $11 million due to an enacted law change in Chile.
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2016	2015
Tax loss carryforwards and credits	$1,503	$1,415
Capitalized research and development expenditures	666	655
Accrued expenses deductible as paid	456	501
Postretirement benefits and pensions	294	288
Investment and receivables related to Venezuelan deconsolidation	134	157
Alternative minimum tax credit carryforwards(1)	43	78
Vacation and sick pay	37	37
Rationalizations and other provisions	36	22
Other	106	121
	3,275	3,274
Valuation allowance	(326)	(621)
Total deferred tax assets	2,949	2,653
Property basis differences	(482)	(459)
Tax on undistributed earnings of subsidiaries	(138)	(144)
Total net deferred tax assets	$2,329	$2,050

(1)	Unlimited carryforward period.
At December 31, 2016, we had $507 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $11 million of special enterprise zone tax credits subject to expiration in 2026. A valuation allowance totaling $187 million has

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $907 million of Federal and $89 million of state tax assets for net operating loss and tax credit carryforwards. The Federal carryforwards consist of $849 million of foreign tax credits that are subject to expiration from 2018 to 2025 and $58 million of tax assets related to research and development credits that are subject to expiration from 2030 to 2036. During 2016 we have elected early adoption of the FASB update on employee share-based payment accounting which has been applied using a modified retrospective approach. The December 31, 2015 amount of deferred tax assets reflected in the table above has been reduced by $56 million related to unrealized stock option deductions. The state carryforwards are subject to expiration from 2017 to 2034. A valuation allowance of $139 million has been recorded against Federal and state deferred tax assets where recovery is uncertain.
At December 31, 2016, we had unrecognized tax benefits of $63 million that if recognized, would have a favorable impact on our tax expense of $47 million. We had accrued interest of $4 million as of December 31, 2016. If not favorably settled, $12 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. We do not expect changes during 2017 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations.

Reconciliation of Unrecognized Tax Benefits
(In millions)	2016	2015	2014
Balance at January 1	$54	$81	$88
Increases related to prior year tax positions	19	10	15
Decreases related to prior year tax positions	(8)	(10)	(12)
Settlements	(8)	(14)	(6)
Foreign currency impact	6	(15)	(4)
Increases related to current year tax positions	1	2	—
Lapse of statute of limitations	(1)	—	—
Balance at December 31	$63	$54	$81
Generally, years from 2011 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2011 onward and in the United States from 2015.
We have undistributed earnings of foreign subsidiaries of approximately $1.8 billion for which deferred taxes have not been provided, including a portion of which that has already been subject to U.S. Federal income taxation. No provision for Federal income or foreign withholding tax on any of these undistributed earnings is required because such earnings have been or will be reinvested in property, plant and equipment and working capital. Quantification of the deferred tax liability net of applicable foreign tax credits, if any, associated with these undistributed earnings is not practicable. We have not recorded deferred tax assets for the excess of tax basis over book basis in our foreign subsidiaries as it is not expected to reverse in the foreseeable future.
Net cash payments for income taxes were $153 million, $113 million and $127 million in 2016, 2015 and 2014, respectively.

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
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2016	2015	2014
Earnings per share — basic:
Goodyear net income	$1,264	$307	$2,452
Less: Preferred stock dividends	—	—	7
Goodyear net income available to common shareholders	$1,264	$307	$2,445
Weighted average shares outstanding	263	269	268
Earnings per common share — basic	$4.81	$1.14	$9.13

Earnings per share — diluted:
Goodyear net income	$1,264	$307	$2,452
Less: Preferred stock dividends	—	—	—
Goodyear net income available to common shareholders	$1,264	$307	$2,452
Weighted average shares outstanding	263	269	268
Dilutive effect of mandatory convertible preferred stock	—	—	7
Dilutive effect of stock options and other dilutive securities	3	4	4
Weighted average shares outstanding — diluted	266	273	279
Earnings per common share — diluted	$4.74	$1.12	$8.78
Weighted average shares outstanding — diluted for 2016 and 2014 excludes approximately 1 million and 2 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options). There were no shares related to options with exercise prices greater than the average market price of our common stock for 2015.
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Note 8. Business Segments
Effective January 1, 2016, we combined our North America and Latin America strategic business units into one Americas strategic business unit. We have combined the North America and Latin America reportable segments effective on this date to align with the new organizational structure and the basis used for reporting to our Chief Executive Officer beginning in 2016. This 2016 Form 10-K reflects the new segment structure with prior periods recast for comparable disclosure.
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2016, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads, automotive and commercial truck repair services and merchandise purchased for resale. Each segment also exports tires to other segments.
Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and for various other applications. Americas also provides related products and services including retread tires, tread rubber, automotive and commercial truck maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers. Americas' 2015 and 2014 segment sales and operating income include the results of our Venezuelan subsidiary, which was deconsolidated on December 31, 2015. Refer to Note 1. Americas' 2016 segment sales and operating income exclude the results of our Venezuelan subsidiary.
Europe, Middle East and Africa manufactures and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa. EMEA also sells retreaded aviation tires, retreading

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and related services for commercial truck and earthmoving, mining and industrial equipment, and automotive maintenance and repair services.
Asia Pacific manufactures and sells tires for automobiles, trucks, aircraft, farm, and earthmoving, mining and industrial equipment throughout the Asia Pacific region. Asia Pacific also provides related products and services including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.
The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

(In millions)	2016	2015	2014
Sales
Americas	$8,172	$9,370	$9,881
Europe, Middle East and Africa	4,880	5,115	6,180
Asia Pacific	2,106	1,958	2,077
Net Sales	$15,158	$16,443	$18,138
Segment Operating Income
Americas	$1,151	$1,266	$967
Europe, Middle East and Africa	461	435	438
Asia Pacific	373	319	301
Total Segment Operating Income	1,985	2,020	1,706
Less:
Rationalizations	210	114	95
Interest expense	372	438	444
Other (income) expense (1)	(10)	(141)	286
Asset write-offs and accelerated depreciation	20	8	7
Corporate incentive compensation plans	76	103	97
Corporate pension curtailments/settlements (2)	16	137	33
Intercompany profit elimination	2	3	(9)
Loss on deconsolidation of Venezuelan subsidiary	—	646	—
Retained expenses of divested operations	18	14	16
Other (3)	74	90	50
Income before Income Taxes	$1,207	$608	$687
(1) Refer to Note 4.
(2) Substantially all of the pension and curtailment settlement charges noted above relate to our SBUs; however, such costs were not included in segment operating income for purposes of management's assessment of SBU operating performance.
(3) Primarily represents unallocated corporate costs. Also includes the elimination of $24 million, $25 million and $24 million for the years ended December 31, 2016, 2015 and 2014, respectively, of royalty income attributable to the strategic business units.
The following table presents segment assets at December 31:

(In millions)	2016	2015	2014
Assets
Americas (1)	$6,701	$6,275	$7,019
Europe, Middle East and Africa	4,385	4,377	4,954
Asia Pacific	2,515	2,559	2,594
Total Segment Assets	13,601	13,211	14,567
Corporate(2)	2,910	3,180	3,433
	$16,511	$16,391	$18,000

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Decrease in Americas segment assets between 2014 and 2015 was due primarily to the deconsolidation of our Venezuelan subsidiary on December 31, 2015. Refer to Note 1.

(2)	Corporate includes substantially all of our U.S. net deferred tax assets.
Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net sales less CGS (excluding asset write-offs and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges, asset sales, pension curtailments/settlements and certain other items.
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

(In millions)	2016	2015	2014
Net Sales
United States	$6,724	$7,338	$7,558
Germany	1,853	1,905	2,288
Other international	6,581	7,200	8,292
	$15,158	$16,443	$18,138
Long-Lived Assets
United States	$2,651	$2,468	$2,464
China	716	766	809
Germany	717	778	833
Other international	2,956	2,765	3,047
	$7,040	$6,777	$7,153

At December 31, 2016, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$427 million or 38% in Asia Pacific, primarily China, India and Australia ($415 million or 28% at December 31, 2015),

•	$310 million or 27% in Europe, Middle East and Africa, primarily Belgium ($513 million or 35% at December 31, 2015), and

•	$203 million or 18% in Americas, primarily Canada and Brazil ($179 million or 12% at December 31, 2015).
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales, as described in Note 4, Other (Income) Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2016	2015	2014
Rationalizations
Americas	$15	$15	$(3)
Europe, Middle East and Africa	184	95	89
Asia Pacific	1	4	9
Total Segment Rationalizations	200	114	95
Corporate	10	—	—
	$210	$114	$95

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2016	2015	2014
Net (Gains) Losses on Asset Sales
Americas	$(4)	$(2)	$(8)
Europe, Middle East and Africa	(17)	14	7
Asia Pacific	(1)	(5)	—
Total Segment Asset Sales	(22)	7	(1)
Corporate (1)	(9)	(78)	(2)
	$(31)	$(71)	$(3)

(1)
Corporate gain on asset sales in 2015 included a $48 million gain on the dissolution of our global alliance with SRI and a $30 million gain on the sale of our investment in shares of SRI. Refer to Note 5.

(In millions)	2016	2015	2014
Asset Write-offs and Accelerated Depreciation
Americas	$1	$—	$—
Europe, Middle East and Africa	19	8	7
Asia Pacific	—	—	—
Total Segment Asset Write-offs and Accelerated Depreciation	$20	$8	$7

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2016	2015	2014
Capital Expenditures
Americas	$618	$618	$434
Europe, Middle East and Africa	191	223	266
Asia Pacific	137	124	154
Total Segment Capital Expenditures	946	965	854
Corporate	50	18	69
	$996	$983	$923

(In millions)	2016	2015	2014
Depreciation and Amortization
Americas	$366	$364	$376
Europe, Middle East and Africa	192	186	220
Asia Pacific	120	114	105
Total Segment Depreciation and Amortization	678	664	701
Corporate	49	34	31
	$727	$698	$732

The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2016	2015	2014
Equity in (Income)
Americas	$—	$(3)	$(5)
Europe, Middle East and Africa	(1)	(1)	—
Asia Pacific (1)	—	(12)	(23)
Total Segment Equity in (Income)	$(1)	$(16)	$(28)

(1)
Substantially all of the Asia Pacific segment equity in income related to 25% interests in NGY and DGT which ceased to be recognized effective October 1, 2015 following the dissolution of the global alliance with SRI. Refer to Note 5.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Accounts Receivable

(In millions)	2016	2015
Accounts receivable	$1,870	$2,138
Allowance for doubtful accounts	(101)	(105)
	$1,769	$2,033

Note 10. Inventories

(In millions)	2016	2015
Raw materials	$436	$419
Work in process	131	138
Finished goods	2,060	1,907
	$2,627	$2,464

Note 11. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2016:

(In millions)	Balance at December 31, 2015	Acquisitions	Divestitures	Translation	Balance at December 31, 2016
Americas	$91	$—	$—	$—	$91
Europe, Middle East and Africa	401	—	—	(18)	383
Asia Pacific	63	—	—	(2)	61
	$555	$—	$—	$(20)	$535

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2015:

(In millions)	Balance at December 31, 2014	Acquisitions	Divestitures	Translation	Balance at December 31, 2015
Americas	$93	$—	$(2)	$—	$91
Europe, Middle East and Africa	448	—	(2)	(45)	401
Asia Pacific	60	6	—	(3)	63
	$601	$6	$(4)	$(48)	$555

The following table presents information about intangible assets:

	2016			2015
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$128	$(6)	$122	$128	$(6)	$122
Trademarks and patents	13	(9)	4	12	(8)	4
Other intangible assets	19	(9)	10	21	(9)	12
	$160	$(24)	$136	$161	$(23)	$138

(1)	Includes impact of foreign currency translation.
Intangible assets primarily comprise the rights to use the Dunlop brand name and related trademarks and certain other brand names and trademarks.
Amortization expense for intangible assets totaled $1 million, $1 million and $2 million in 2016, 2015 and 2014, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $1 million in 2017 through 2021, and the weighted average remaining amortization period is approximately 23 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our annual impairment analyses for 2016, 2015 and 2014 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment tests should be re-performed for goodwill or for intangible assets with indefinite lives for any reporting unit at December 31, 2016.
Note 12. Other Assets and Investments
We owned 3,421,306 shares of SRI at December 31, 2014 (the “Sumitomo Investment”). During the fourth quarter of 2015, we sold 100% of the Sumitomo Investment resulting in a gain of $30 million that was included in Other (Income) Expense. Refer to Note 5.
Dividends received from our consolidated subsidiaries were $66 million, $46 million and $273 million in 2016, 2015 and 2014, respectively. Dividends received from our affiliates accounted for using the equity method were $4 million, $24 million and $24 million in 2016, 2015 and 2014, respectively.
Note 13. Property, Plant and Equipment

	2016			2015
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$397	$—	$397	$387	$—	$387
Buildings	2,288	35	2,323	2,230	32	2,262
Machinery and equipment	12,232	46	12,278	11,719	68	11,787
Construction in progress	887	—	887	783	—	783
	15,804	81	15,885	15,119	100	15,219
Accumulated depreciation	(9,102)	(23)	(9,125)	(8,605)	(32)	(8,637)
	6,702	58	6,760	6,514	68	6,582
Spare parts	280	—	280	195	—	195
	$6,982	$58	$7,040	$6,709	$68	$6,777

The range of useful lives of property used in arriving at the annual amount of depreciation are as follows: buildings and improvements, 3 to 45 years; machinery and equipment, 3 to 40 years.

Note 14. Leased Assets
Net rental expense comprised the following:

(In millions)	2016	2015	2014
Gross rental expense	$318	$324	$387
Sublease rental income	(27)	(33)	(40)
	$291	$291	$347

We enter into leases primarily for our wholesale distribution facilities, administrative offices, retail stores, vehicles and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our retail distribution network is sublet to independent dealers.
While substantially all subleases and some operating leases are cancelable for periods beyond 2017, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents minimum future lease payments:

						2022 and
(In millions)	2017	2018	2019	2020	2021	Beyond	Total
Capital Leases
Minimum lease payments	$11	$8	$6	$4	$15	$26	$70
Imputed interest	(3)	(3)	(3)	(3)	(2)	(15)	(29)
Present value	$8	$5	$3	$1	$13	$11	$41
Operating Leases
Minimum lease payments	$266	$202	$154	$118	$87	$267	$1,094
Minimum sublease rentals	(18)	(11)	(7)	(5)	(3)	(27)	(71)
	$248	$191	$147	$113	$84	$240	$1,023
Imputed interest							(166)
Present value							$857
Note 15. Financing Arrangements and Derivative Financial Instruments
At December 31, 2016, we had total credit arrangements of $8,491 million, of which $2,970 million were unused. At that date, 34% of our debt was at variable interest rates averaging 6.20%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2016, we had short term committed and uncommitted credit arrangements totaling $559 million, of which $314 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2016	2015
Notes payable and overdrafts:	$245	$49
Weighted average interest rate	6.18%	9.42%
Long term debt and capital leases due within one year:
Other domestic and foreign debt (including capital leases)	$436	$587
Unamortized deferred financing fees	—	(2)
Total long term debt and capital leases due within one year	$436	$585
Weighted average interest rate	9.39%	6.68%
Total obligations due within one year	$681	$634

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2016, we had long term credit arrangements totaling $7,932 million, of which $2,656 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	December 31, 2016		December 31, 2015
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
6.75% Euro Notes due 2019	$—		$272
8.75% due 2020	273		271
6.5% due 2021	—		900
7% due 2022	700		700
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	264		272
5% due 2026	900		—
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	85	1.98%	—	—
Second lien term loan facility due 2019	399	3.75%	598	3.75%
€550 million revolving credit facility due 2020	—	—	—	—
Pan-European accounts receivable facility	198	0.98%	125	1.35%
Chinese credit facilities	315	4.68%	465	5.22%
Other foreign and domestic debt(1)	951	9.14%	906	9.42%
Unamortized deferred financing fees	(42)		(48)
	5,193		5,611
Capital lease obligations	41		48
	5,234		5,659
Less portion due within one year	(436)		(585)
	$4,798		$5,074

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTES
€250 million 6.75% Senior Notes due 2019 of GDTE
In January 2016, we redeemed all of the outstanding €250 million aggregate principal amount of GDTE's 6.75% senior notes due 2019, including a $9 million redemption premium plus accrued and unpaid interest to the redemption date. We also recorded $3 million of expense for the write-off of deferred financing fees as a result of the redemption.
$282 million 8.75% Senior Notes due 2020
At December 31, 2016, $282 million aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes had an effective yield of 9.20% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
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
$900 million 6.5% Senior Notes due 2021
In June 2016, we redeemed all of the outstanding $900 million aggregate principal amount of 6.5% senior notes due 2021, including a $44 million redemption premium plus accrued and unpaid interest to the redemption date. We also recorded $9 million of expense for the write-off of deferred financing fees as a result of the redemption.
$700 million 7% Senior Notes due 2022
At December 31, 2016, $700 million aggregate principal amount of 7% senior notes due 2022 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 15, 2022. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GDTE, to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's and Standard and Poor's and no default has occurred and is continuing, certain covenants will be suspended and we may elect to suspend the subsidiary guarantees. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
$1.0 billion 5.125% Senior Notes due 2023
At December 31, 2016, $1.0 billion aggregate principal amount of 5.125% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on November 15, 2023. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 7% senior notes due 2022, described above.
€250 million 3.75% Senior Notes due 2023 of GDTE
At December 31, 2016, €250 million aggregate principal amount of GDTE’s 3.75% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on December 15, 2023. These notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 7% senior notes due 2022, described above.
$900 million 5% Senior Notes due 2026
At December 31, 2016, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold in May 2016 at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time on or after May 31, 2021 at a redemption price of 102.5%, 101.667%, 100.833% and 100% during the 12-month periods commencing on May 31, 2021, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to May 31, 2021, we may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, prior to May 31, 2019 we may redeem up to 35% of the original aggregate principal amount of these notes from net cash proceeds of certain equity offerings at a redemption price equal to 105% of the principal amount plus accrued and unpaid interest to the redemption date.
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 7% senior notes due 2022, described above.
$150 million 7% Senior Notes due 2028
At December 31, 2016, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.
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
Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in collateral that includes, subject to certain exceptions:

•	U.S. and Canadian accounts receivable and inventory;

•	certain of our U.S. manufacturing facilities;

•	equity interests in our U.S. subsidiaries and up to 65% of the equity interests in our directly owned foreign subsidiaries; and

•	substantially all other tangible and intangible assets, including equipment, contract rights and intellectual property.
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably), (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2016, our borrowing base, and therefore our availability, under this facility was $369 million below the facility's stated amount of $2.0 billion.
The facility, which matures on April 7, 2021, contains certain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. In addition, in the event that the availability under the facility plus the aggregate amount of our Available Cash is less than $200 million, we will not be permitted to allow our ratio of EBITDA to Consolidated Interest Expense to be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. “Available Cash,” “EBITDA” and “Consolidated Interest Expense” have the meanings given them in the facility.
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
If Available Cash (as defined in the facility) plus the availability under the facility is greater than $1.0 billion, amounts drawn under the facility will bear interest, at our option, at (i) 125 basis points over LIBOR or (ii) 25 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points), and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points. If Available Cash plus the availability under the facility is equal to or less than $1.0 billion, then amounts drawn under the facility will bear interest, at our option, at (i) 150 basis points over LIBOR or (ii) 50 basis points over an alternative base rate, and undrawn amounts under the facility will be subject to an annual commitment fee of 25 basis points.
At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility. At December 31, 2015, we had no borrowings and $315 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements. At December 31, 2016, we had $272 million in letters of credit issued under these agreements.

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
The facility, which matures on April 30, 2019, contains covenants, representations, warranties and defaults similar to those in the $2.0 billion first lien revolving credit facility. In addition, if our Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to use such cash proceeds to prepay borrowings under the second lien term loan facility. "Pro Forma Senior Secured Leverage Ratio," "Consolidated Net Secured Indebtedness" and "EBITDA" have the meanings given them in the facility. Loans under this facility bear interest, at our option, at (i) 300 basis points over LIBOR (subject to a minimum LIBOR rate of 75 basis points) or (ii) 200 basis points over an alternative base rate (the higher of the prime rate, the federal funds rate plus 50 basis points or LIBOR plus 100 basis points).
The amounts outstanding under this facility were $399 million and $598 million at December 31, 2016 and 2015, respectively.
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
The facility, which matures on May 12, 2020, contains covenants similar to those in our first lien revolving credit facility, with additional limitations applicable to GDTE and its subsidiaries. In addition, under the facility, GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters is not permitted to be greater than 3.0 to 1.0 at the end of any fiscal quarter. “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the facility.
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
At December 31, 2016 and 2015, we had no borrowings and no letters of credit issued under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2015 to October 15, 2016, the designated maximum amount of the facility was €340 million. For the period beginning October 16, 2016 to October 15, 2017, the designated maximum amount of the facility is €320 million.

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
At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). At December 31, 2015, the amounts available and utilized under this program totaled $276 million (€254 million) and $125 million (€115 million), respectively. The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. For the period beginning January 1, 2016 to June 30, 2016, the designated maximum amount of the facility was 70 million Australian dollars. For the period beginning July 1, 2016 to June 30, 2017, the designated maximum amount of the facility was reduced to 60 million Australian dollars. At December 31, 2016, the amounts available and utilized under this program were $28 million (AUD 39 million) and $12 million (AUD 16 million), respectively. At December 31, 2015, the amounts available and utilized under this program were $34 million (AUD 47 million) and $19 million (AUD 26 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2016 and 2015, the gross amount of receivables sold was $502 million and $299 million, respectively. The increase in gross receivables sold was primarily due to increased factoring in the United States.
Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At December 31, 2016, these non-revolving credit facilities had total unused availability of $252 million and can only be used to finance the expansion of our manufacturing facility in China. At December 31, 2016 and 2015, the amounts outstanding under these facilities were $315 million and $465 million, respectively. The facilities ultimately mature in 2024 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At December 31, 2016 and 2015, restricted cash related to funds obtained under these credit facilities was $8 million and $11 million, respectively.
Debt Maturities

The annual aggregate maturities of our debt (excluding the impact of deferred financing fees and unamortized discounts) and capital leases for the five years subsequent to December 31, 2016 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2017	2018	2019	2020	2021
U.S.	$6	$59	$401	$283	$85
Foreign	675	253	497	61	19
	$681	$312	$898	$344	$104

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
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	December 31,	December 31,
(In millions)	2016	2015
Fair Values — Current asset (liability):
Accounts receivable	$30	$10
Other current liabilities	(18)	(10)

At December 31, 2016 and 2015, these outstanding foreign currency derivatives had notional amounts of $1,812 million and $1,094 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains of $4 million and $79 million in 2016 and 2015, respectively, on foreign currency derivatives. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2016	2015
Fair Values — Current asset (liability):
Accounts receivable	$9	$5
Other current liabilities	—	(1)

Fair Values — Long Term asset (liability):
Other assets	$2	$—

At December 31, 2016 and 2015, these outstanding foreign currency derivatives had notional amounts of $293 million and $168 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
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
The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Year Ended
	December 31,
(In millions) (Income) Expense	2016	2015
Amounts deferred to AOCL	$(12)	$(20)
Amount of deferred loss (gain) reclassified from AOCL into CGS	(6)	(28)
Amounts excluded from effectiveness testing	(1)	1

The estimated net amount of the deferred gains at December 31, 2016 that is expected to be reclassified to earnings within the next twelve months is $11 million.

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
Note 16. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Assets:
Investments	$9	$7	$9	$7	$—	$—	$—	$—
Foreign Exchange Contracts	41	15	—	—	41	15	—	—
Total Assets at Fair Value	$50	$22	$9	$7	$41	$15	$—	$—

Liabilities:
Foreign Exchange Contracts	$18	$11	$—	$—	$18	$11	$—	$—
Total Liabilities at Fair Value	$18	$11	$—	$—	$18	$11	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31:

	December 31,	December 31,
(In millions)	2016	2015
Fixed Rate Debt:
Carrying amount — liability	$3,514	$3,844
Fair value — liability	3,669	4,018

Variable Rate Debt:
Carrying amount — liability	$1,679	$1,767
Fair value — liability	1,678	1,765

Long term debt with a fair value of $3,804 million and $4,291 million at December 31, 2016 and 2015, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

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
During the first quarter of 2014, we made contributions of $1,167 million, including discretionary contributions of $907 million, to fully fund our hourly U.S. pension plans. As a result, and in accordance with our master collective bargaining agreement with the United Steelworkers, the hourly U.S. pension plans were frozen to future accruals effective April 30, 2014. As a result of the accrual freezes to the hourly U.S. pension plans, we recognized curtailment charges of $33 million in the first quarter of 2014.
In the first quarter of 2014, we ceased production at one of our manufacturing facilities in Amiens, France and recorded curtailment gains of $22 million during 2014, which is included in rationalization charges, related to the termination of employees at that facility who were participants in France's retirement indemnity plan.
Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Benefits cost:
Service cost	$5	$4	$15	$29	$43	$34	$3	$3	$4
Interest cost	164	238	256	80	113	131	12	15	19
Expected return on plan assets	(255)	(295)	(311)	(88)	(107)	(118)	—	—	(1)
Amortization of prior service cost (credit)	—	—	1	—	1	1	(45)	(45)	(45)
Amortization of net losses	109	106	114	27	32	35	5	7	8
Net periodic cost	23	53	75	48	82	83	(25)	(20)	(15)
Curtailments/settlements/termination benefits	—	137	32	16	2	(13)	2	—	—
Total benefits cost	$23	$190	$107	$64	$84	$70	$(23)	$(20)	$(15)
Recognized in other comprehensive (income) loss before tax and minority:
Prior service (credit) cost from plan amendments	$—	$—	$(1)	$—	$—	$1	$—	$—	$—
Increase (decrease) in net actuarial losses	81	150	292	35	(45)	(78)	(1)	(19)	3
Amortization of prior service (cost) credit in net periodic cost	—	—	(1)	—	(1)	(1)	45	45	45
Amortization of net losses in net periodic cost	(109)	(106)	(114)	(27)	(34)	(36)	(5)	(7)	(8)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	(386)	(32)	(17)	(5)	(16)	—	4	—
Deconsolidation of Venezuelan subsidiary (Note 1)	—	—	—	—	(62)	—	—	—	—
Total recognized in other comprehensive loss (income) before tax and minority	(28)	(342)	144	(9)	(147)	(130)	39	23	40
Total recognized in total benefits cost and other comprehensive loss (income) before tax and minority	$(5)	$(152)	$251	$55	$(63)	$(60)	$16	$3	$25
We use the fair value of pension assets in the calculation of pension expense for all plans.
Total benefits (credit) cost for our other postretirement benefits was $(31) million, $(28) million and $(24) million for our U.S. plans in 2016, 2015 and 2014, respectively, and $8 million, $8 million and $9 million for our non-U.S. plans in 2016, 2015 and 2014, respectively.
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2017 is $112 million for our U.S. plans and $29 million for our non-U.S. plans.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2017 are a benefit of $29 million and expense of $6 million, respectively.
The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy.
The change in benefit obligation and plan assets for 2016 and 2015 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2016 and 2015 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Beginning balance	$(5,338)	$(6,507)	$(2,808)	$(3,178)	$(291)	$(361)
Newly adopted plans	—	—	(2)	(9)	—	—
Service cost — benefits earned	(5)	(4)	(29)	(43)	(3)	(3)
Interest cost	(164)	(238)	(80)	(113)	(12)	(15)
Actuarial gain (loss)	(171)	262	(384)	(5)	—	22
Participant contributions	—	—	(2)	(2)	(13)	(15)
Curtailments/settlements/termination benefits	1	285	52	19	(2)	—
Divestitures	—	500	—	—	—	6
Deconsolidation of Venezuelan subsidiary (Note 1)	—	—	—	80	—	—
Foreign currency translation	—	—	262	303	(10)	35
Benefit payments	392	364	128	140	37	40
Ending balance	$(5,285)	$(5,338)	$(2,863)	$(2,808)	$(294)	$(291)
Change in plan assets:
Beginning balance	$5,011	$6,250	$2,493	$2,721	$3	$5
Newly adopted plans	—	—	1	9	—	—
Actual return on plan assets	345	(117)	393	60	1	—
Company contributions to plan assets	—	—	56	60	2	2
Cash funding of direct participant payments	9	7	24	36	22	23
Participant contributions	—	—	2	2	13	15
Settlements	(1)	(285)	(51)	(18)	—	—
Divestitures	—	(480)	—	—	—	—
Foreign currency translation	—	—	(283)	(237)	—	(2)
Benefit payments	(392)	(364)	(128)	(140)	(37)	(40)
Ending balance	$4,972	$5,011	$2,507	$2,493	$4	$3
Funded status at end of year	$(313)	$(327)	$(356)	$(315)	$(290)	$(288)

Other postretirement benefits funded status was $(143) million and $(164) million for our U.S. plans at December 31, 2016 and 2015, respectively, and $(147) million and $(124) million for our non-U.S. plans at December 31, 2016 and 2015, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015
Noncurrent assets	$—	$—	$231	$249	$—	$—
Current liabilities	(12)	(12)	(19)	(19)	(21)	(23)
Noncurrent liabilities	(301)	(315)	(568)	(545)	(269)	(265)
Net amount recognized	$(313)	$(327)	$(356)	$(315)	$(290)	$(288)

The amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015
Prior service (credit) cost	$(4)	$(4)	$1	$2	$(59)	$(104)
Net actuarial loss	2,615	2,643	685	693	68	74
Gross amount recognized	2,611	2,639	686	695	9	(30)
Deferred income taxes	(118)	(128)	(115)	(96)	(20)	(9)
Net amount recognized	$2,493	$2,511	$571	$599	$(11)	$(39)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate:
— U.S.	3.99%	4.20%	3.72%	3.86%
— Non-U.S.	2.72	3.47	5.12	5.30
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	3.18	2.63	N/A	N/A

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate for determining interest cost:
— U.S.	3.23	3.89	4.40	2.98	3.59	4.06
— Non-U.S.	3.37	3.31	4.36	6.31	4.89	6.62
Expected long term return on plan assets:
— U.S.	5.33	5.00	5.47	N/A	N/A	N/A
— Non-U.S.	3.81	4.12	5.12	N/A	N/A	N/A
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	2.63	2.88	3.11	N/A	N/A	N/A
Effective January 1, 2016, we changed the method used to measure the service and interest components of net periodic cost for pension and other postretirement benefits for plans that utilize a yield curve approach. We elected to utilize a full yield curve approach in the measurement of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of projected benefit cash flows to the corresponding spot rates on the yield curve. This change did not affect the measurement of our plan benefit obligations and reduced our 2016 net periodic pension cost by approximately $65 million. We have accounted for this change as a change in accounting estimate.
For 2016, a weighted average discount rate of 3.23% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of bonds from issuers rated AA or higher by established rating agencies as of December 31, 2015, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 3.37% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.
For 2016, an assumed weighted average long term rate of return of 5.33% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are primarily invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 3.81% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The U.S. pension plan mortality assumption is based on our actual historical experience and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.
The following table presents estimated future benefit payments from the plans as of December 31, 2016. Benefit payments for other postretirement benefits are presented net of retiree contributions:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.	Without Medicare Part D Subsidy	Medicare Part D Subsidy Receipts
2017	$431	$124	$23	$1
2018	415	125	23	1
2019	396	129	22	1
2020	387	132	22	1
2021	382	133	21	1
2022-2026	1,765	733	103	5

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2016	2015	2016	2015
All plans:
Accumulated benefit obligation	$5,275	$5,329	$2,792	$2,722
Plans not fully-funded:
Projected benefit obligation	$5,282	$5,336	$911	$876
Accumulated benefit obligation	5,273	5,327	862	811
Fair value of plan assets	4,970	5,009	327	316
Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2016, these plans accounted for $219 million of our accumulated pension benefit obligation, $239 million of our projected pension benefit obligation, and $65 million of our AOCL adjustment. At December 31, 2015, these plans accounted for $233 million of our accumulated pension benefit obligation, $256 million of our projected pension benefit obligation, and $68 million of our AOCL adjustment.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2017.
Assumed health care cost trend rates at December 31 follow:

	2016	2015
Health care cost trend rate assumed for the next year	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2025	2022
A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2016 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$19	$(16)
Aggregate service and interest cost	1	(1)
Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2016	2015	2016	2015
Cash and short term securities	3%	5%	1%	1%
Equity securities	6	6	9	9
Debt securities	91	89	78	77
Alternatives	—	—	12	13
Total	100%	100%	100%	100%
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
The fair values of our pension plan assets at December 31, 2016, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$62	$58	$4	$—	$24	$23	$1	$—
Equity Securities
Common and Preferred Stock:
Non-U.S. Companies	—	—	—	—	20	20	—	—
Commingled Funds	—	—	—	—	134	16	—	118
Mutual Funds	—	—	—	—	3	3	—	—
Debt Securities
Corporate Bonds	2,707	—	2,707	—	154	13	141	—
Government Bonds	968	—	968	—	2,148	68	2,080	—
Repurchase Agreements	—	—	—	—	(777)	—	(777)	—
Asset Backed Securities	63	—	63	—	30	2	28	—
Commingled Funds	—	—	—	—	9	—	9	—
Mutual Funds	—	—	—	—	5	5	—	—
Alternatives
Real Estate	—	—	—	—	62	—	1	61
Insurance Contracts	2	—	—	2	14	—	—	14
Other Investments	1	—	1	—	10	2	5	3
Total Investments in the Fair Value Hierarchy	3,803	$58	$3,743	$2	1,836	$152	$1,488	$196

Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	38				59
Mutual Funds	—				21
Partnership Interests	263				—
Debt Securities
Mutual funds	123				5
Commingled Funds	697				471
Short Term Securities
Commingled Funds	87				2
Alternatives
Commingled Funds	—				154
Real Estate	—				59
Total Investments	5,011				2,607
Other	(39)				(100)
Total Plan Assets	$4,972				$2,507

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2015, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$103	$100	$3	$—	$28	$28	$—	$—
Equity Securities
Common and Preferred Stock:
Non-U.S. Companies	—	—	—	—	19	19	—	—
Commingled Funds	—	—	—	—	17	17	—	—
Mutual Funds	—	—	—	—	3	3	—	—
Debt Securities
Corporate Bonds	2,413	—	2,413	—	154	14	140	—
Government Bonds	1,091	—	1,091	—	2,093	67	2,026	—
Repurchase Agreements	—	—	—	—	(719)	—	(719)	—
Asset Backed Securities	158	—	158	—	11	2	2	7
Commingled Funds	—	—	—	—	9	—	9	—
Mutual Funds	—	—	—	—	3	3	—	—
Alternatives
Real Estate	—	—	—	—	72	—	—	72
Insurance Contracts	2	—	—	2	56	—	—	56
Other Investments	(2)	—	(2)	—	9	1	6	2
Total Investments in the Fair Value Hierarchy	3,765	$100	$3,663	$2	1,755	$154	$1,464	$137

Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	6				121
Mutual Funds	—				57
Partnership Interests	295				—
Debt Securities
Mutual funds	86				5
Commingled Funds	714				431
Short Term Securities
Commingled Funds	137				2
Alternatives
Commingled Funds	—				127
Real Estate	—				69
Total Investments	5,003				2,567
Other	8				(74)
Total Plan Assets	$5,011				$2,493
The fair value tables for all years presented reflect removing investments in the fair value hierarchy for which fair value is measured using the net asset value ("NAV") per share practical expedient.
At December 31, 2016 and 2015, the Plans did not directly hold any of our common stock.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Investments that are measured at NAV as a practical expedient to estimate fair value are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total plan assets. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Cash and Short Term Securities:  Cash and cash equivalents consist of U.S. and foreign currencies. Foreign currencies are reported in U.S. dollars based on currency exchange rates readily available in active markets. Short term securities held in commingled funds are valued at the NAV of units held at year end, as determined by the investment manager.

•
Equity Securities:  Common and preferred stock are valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are valued at the NAV of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests are priced based on valuations using the partnership’s available financial statements coinciding with our year end and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.

•
Debt Securities:  Corporate and government bonds, including asset backed securities, are valued at the closing price reported on the active market on which the individual securities are traded, or based on institutional bid evaluations using proprietary models if an active market is not available. Repurchase agreements are valued at the contract price plus accrued interest. These secured borrowings are collateralized by government bonds held by the non-U.S. plans and have maturities less than one year. Commingled funds are valued at the NAV of units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available.

•
Alternatives:  Commingled funds are invested in hedge funds and currency derivatives, which are valued based on the NAV as determined by the fund manager using the most recent financial information available. Participation in real estate funds are valued based on institutional bid evaluations or the NAV as determined by the fund manager using the most recent financial information available. Other investments include derivative financial instruments, which are primarily valued using independent pricing sources which utilize industry standard derivative valuation models, and directed insurance contracts, which are valued as reported by the issuer.

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
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2016:

	Non-U.S.
(In millions)	Insurance Contracts	Real Estate	Equity Securities - Commingled Funds	Other
Balance, beginning of year	$56	$72	$—	$9
Realized gains (losses)	3	1	—	—
Purchases, sales, issuances and settlements (net)	(42)	—	132	—
Transfers from Level 3	—	—	—	(7)
Foreign currency translation	(3)	(12)	(14)	1
Balance, end of year	$14	$61	$118	$3

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2015:

	Non-U.S.
(In millions)	Insurance Contracts	Real Estate	Other
Balance, beginning of year	$18	$67	$4
Unrealized (losses) gains relating to instruments still held at the reporting date	—	8	—
Purchases, sales, issuances and settlements (net)	41	—	7
Foreign currency translation	(3)	(3)	(2)
Balance, end of year	$56	$72	$9
Other postretirement benefits plan assets at December 31, 2016 and 2015, which relate to a non-U.S. plan, are invested primarily in mutual funds, which are traded on an active market, and are considered a Level 1 investment.
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $122 million, $125 million and $112 million for 2016, 2015 and 2014, respectively.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity related to options during 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	7,782,696	$17.15
Options granted	730,349	29.90
Options exercised	(1,057,887)	17.34		$14
Options expired	(15,488)	14.07
Options cancelled	(266,622)	22.86
Outstanding at December 31	7,173,048	18.21	5.3	91
Vested and expected to vest at December 31	6,966,579	18.00	5.2	91
Exercisable at December 31	5,296,056	15.70	4.3	81
Available for grant at December 31	7,512,420

In addition, the aggregate intrinsic value of options exercised in 2015 and 2014 was $40 million and $37 million, respectively.

Significant option groups outstanding at December 31, 2016 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/22/2016	676,514	5,499	29.90	9.2
2/23/2015	611,700	160,854	27.16	8.2
2/24/2014	424,674	214,199	26.44	7.2
2/28/2013	1,280,205	937,835	12.98	6.2
2/27/2012	942,736	942,736	12.94	5.2
2/22/2011	669,305	669,305	13.91	4.2
2/23/2010	494,470	494,470	12.74	3.2
2/26/2009	438,434	438,434	4.81	2.2
2/21/2008	400,560	400,560	26.74	1.1
2/27/2007	253,706	253,706	24.71	0.2
All other	980,744	778,458	(1)	(1)
	7,173,048	5,296,056

(1)
Options in the “All other” category had exercise prices ranging from $6.22 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $19.43 and $17.82, respectively, while the remaining weighted average contractual term was 5.3 and 4.6, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2016	2015	2014
Weighted average grant date fair value	$11.92	$11.51	$11.48
Black-Scholes model assumptions(1):
Expected term (years)	7.20	7.30	7.40
Interest rate	1.45%	1.83%	2.10%
Volatility	40.78%	42.00%	43.45%
Dividend yield	0.94%	0.88%	0.81%

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of options by our Board of Directors.
Performance Share Units
Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2016, 2015 and 2014, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
The following table summarizes the activity related to performance share units during 2016:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	318,270	$28.64
Units granted	194,108	30.95
Units vested	(104,614)	29.00
Units forfeited	(38,461)	29.38
Unvested at December 31	369,303	29.68
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
The following table summarizes the activity related to restricted stock units during 2016:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	673,093	$26.16
Units granted	320,283	29.99
Units vested and settled	(134,944)	22.23
Units forfeited	(31,973)	28.73
Unvested at December 31	826,459	28.14
We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Information
Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2016	2015	2014
Stock-based compensation expense recognized	$23	$19	$20
Tax benefit	(8)	(7)	(7)
After-tax stock-based compensation expense	$15	$12	$13
Cash payments to settle SARs	$1	$2	$2
Cash received from stock option exercises	$17	$53	$39
As of December 31, 2016, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $32 million and is expected to be recognized over the remaining vesting period of the respective grants, through March 2021.
Note 19. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $55 million and $50 million at December 31, 2016 and 2015, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $21 million and $12 million were included in Other Current Liabilities at December 31, 2016 and 2015, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $248 million and $264 million for anticipated costs related to workers’ compensation at December 31, 2016 and 2015, respectively. Of these amounts, $48 million and $54 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2016 and 2015, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At December 31, 2016 and 2015, the liability was discounted using a risk-free rate of return. At December 31, 2016, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $316 million and $315 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2016 and 2015, respectively. Of these amounts, $49 million and $45 million were included in Other Current Liabilities at December 31, 2016 and 2015, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2016, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates. We have recorded an indemnification asset within Accounts Receivable of $6 million and within Other Assets of $29 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by GDTNA during the existence of the global alliance with SRI, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 122,700 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $517 million and $497 million through December 31, 2016 and 2015, respectively.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2016	2015	2014
Pending claims, beginning of year	67,400	73,800	74,000
New claims filed during the year	1,900	1,900	1,900
Claims settled/dismissed during the year	(4,900)	(8,300)	(2,100)
Pending claims, end of year	64,400	67,400	73,800
Payments(1)	$20	$19	$20

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $171 million at December 31, 2016 and 2015. In determining the estimate of our asbestos liability, we evaluated claims over the next ten year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant.
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
We recorded a receivable related to asbestos claims of $123 million at December 31, 2016 and $117 million at December 31, 2015. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the period covered by the estimated liability. Of these amounts, $12 million was included in Current Assets as part of Accounts Receivable at both December 31, 2016 and 2015. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2016, we had approximately $430 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. We had coverage under certain primary policies for indemnity and defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.
We believe that our reserve for asbestos claims, and the receivable for recoveries from insurance carriers recorded in respect of these claims, reflects reasonable and probable estimates of these amounts. The estimate of the assets and liabilities related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in:

•the litigation environment,
•Federal and state law governing the compensation of asbestos claimants,
•recoverability of receivables due to potential insolvency of carriers,
•our approach to defending and resolving claims, and
•the level of payments made to claimants from other sources, including other defendants and 524(g) trusts.

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amiens Labor Claims
Approximately 840 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €117 million ($123 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Binding Commitments and Guarantees
At December 31, 2016, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond 2017 are expected to total approximately $3,100 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees and other commitments totaling approximately $40 million and $49 million at December 31, 2016 and 2015, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay GDTNA's outstanding workers' compensation claims arising

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

during the existence of the global alliance. As of December 31, 2016, this guarantee has been reduced to $38 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to decrease over time as GDTNA pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
Indemnifications
At December 31, 2016, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.
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
Warranty
We recorded $19 million and $17 million for potential claims under warranties offered by us at December 31, 2016 and 2015, respectively, the majority of which is recorded in Other Current Liabilities.
The following table presents changes in the warranty reserve during 2016 and 2015:

(in millions)	2016	2015
Balance at January 1	$17	$22
Payments made during the period	(29)	(37)
Expense recorded during the period	31	33
Translation adjustment	—	(1)
Balance at December 31	$19	$17

Note 20. Capital Stock
Mandatory Convertible Preferred Stock
On April 1, 2014, all outstanding shares of mandatory convertible preferred stock automatically converted into 27,573,735 shares of common stock, net of fractional shares, at a conversion rate of 2.7574 shares of common stock per share of preferred stock.
Dividends
During 2014, we paid cash dividends of $15 million on our mandatory convertible preferred stock. No further dividends will be paid on our preferred stock following the conversion of shares into common stock on April 1, 2014.
During 2016, 2015 and 2014 we paid cash dividends of $82 million, $68 million and $60 million, respectively, on our common stock. On January 12, 2017, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.10 per share on our common stock, or approximately $25 million in the aggregate. The cash dividend will be paid on March 1, 2017 to stockholders of record as of the close of business on February 1, 2017. Future quarterly dividends are subject to Board approval.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2016, we repurchased 16,706,392 shares at an average price, including commissions, of $29.93 per share, or $500 million in the aggregate. Since 2013, we repurchased 31,214,110 shares at an average price, including commissions, of $29.26 per share, or $913 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2016, we did not repurchase any shares from employees.
Note 21. Reclassifications out of Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated Other Comprehensive Loss (AOCL) by component, for the year ended December 31, 2016, 2015 and 2014:

(In millions)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2013	$(690)	$(3,278)	$(1)	$34	$(3,935)
Other comprehensive income (loss) before reclassifications	(206)	(112)	13	2	(303)
Amounts reclassified from accumulated other comprehensive loss	3	105	—	—	108
Purchase of subsidiary shares from minority interest	(1)	—	—	—	(1)
Balance at December 31, 2014	$(894)	$(3,285)	$12	$36	$(4,131)
Other comprehensive income (loss) before reclassifications	(251)	(68)	15	(4)	(308)
Amounts reclassified from accumulated other comprehensive loss	16	325	(21)	(32)	288
Purchase of subsidiary shares from minority interest	(3)	(105)	1	—	(107)
Deconsolidation of Venezuelan subsidiary (Note 1)	186	62	—	—	248
Balance at December 31, 2015	$(946)	$(3,071)	$7	$—	$(4,010)
Other comprehensive income (loss) before reclassifications	(209)	(62)	8	—	(263)
Amounts reclassified from accumulated other comprehensive loss	—	80	(5)	—	75
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$—	$(4,198)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents reclassifications out of AOCL for the year ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$—	$16	$3	Other (Income) Expense
Deconsolidation of Venezuelan subsidiary (Note 1)	—	186	—	Loss on Deconsolidation of Venezuelan Subsidiary
Tax effect	—	—	—	United States and Foreign Taxes
Minority interest	—	—	—	Minority Shareholders' Net Income
Net of tax	$—	$202	$3	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$96	$103	$115	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	17	142	48	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to divestitures	—	184	—	Other (Income) Expense
Deconsolidation of Venezuelan subsidiary (Note 1)	—	62	—	Loss on Deconsolidation of Venezuelan Subsidiary
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$113	$491	$163
Tax effect	(33)	(101)	(49)	United States and Foreign Taxes
Minority interest	—	(3)	(9)	Minority Shareholders' Net Income
Net of tax	$80	$387	$105	Goodyear Net Income

Deferred Derivative Gains, before tax	$(6)	$(28)	$—	Cost of Goods Sold
Tax effect	1	3	1	United States and Foreign Taxes
Minority interest	—	4	(1)	Minority Shareholders' Net Income
Net of tax	$(5)	$(21)	$—	Goodyear Net Income

Unrealized Investment Gains, before tax	$—	$(30)	$—	Other (Income) Expense
Tax effect	—	(2)	—	United States and Foreign Taxes
Minority interest	—	—	—	Minority Shareholders' Net Income
Net of tax	$—	$(32)	$—	Goodyear Net Income

Total reclassifications	$75	$536	$108	Goodyear Net Income

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 22. Consolidating Financial Information
Certain of our subsidiaries have guaranteed our obligations under the $282 million outstanding principal amount of 8.75% notes due 2020, the $700 million outstanding principal amount of 7% senior notes due 2022, the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023 and the $900 million outstanding principal amount of 5.0% senior notes due 2026 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$185	$58	$889	$—	$1,132
Accounts Receivable	562	133	1,074	—	1,769
Accounts Receivable From Affiliates	—	436	270	(706)	—
Inventories	1,336	142	1,178	(29)	2,627
Prepaid Expenses and Other Current Assets	57	3	130	—	190
Total Current Assets	2,140	772	3,541	(735)	5,718
Goodwill	—	24	391	120	535
Intangible Assets	118	—	18	—	136
Deferred Income Taxes	2,010	31	373	—	2,414
Other Assets	222	54	387	5	668
Investments in Subsidiaries	4,646	541	—	(5,187)	—
Property, Plant and Equipment	2,454	335	4,279	(28)	7,040
Total Assets	$11,590	$1,757	$8,989	$(5,825)	$16,511
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$887	$160	$1,542	$—	$2,589
Accounts Payable to Affiliates	706	—	—	(706)	—
Compensation and Benefits	353	27	204	—	584
Other Current Liabilities	346	9	611	(3)	963
Notes Payable and Overdrafts	—	—	245	—	245
Long Term Debt and Capital Leases Due Within One Year	6	—	430	—	436
Total Current Liabilities	2,298	196	3,032	(709)	4,817
Long Term Debt and Capital Leases	3,685	—	1,113	—	4,798
Compensation and Benefits	676	104	680	—	1,460
Deferred Income Taxes	—	1	84	—	85
Other Long Term Liabilities	424	13	188	1	626
Total Liabilities	7,083	314	5,097	(708)	11,786
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	252	—	—	—	252
Other Equity	4,255	1,443	3,674	(5,117)	4,255
Goodyear Shareholders’ Equity	4,507	1,443	3,674	(5,117)	4,507
Minority Shareholders’ Equity — Nonredeemable	—	—	218	—	218
Total Shareholders’ Equity	4,507	1,443	3,892	(5,117)	4,725
Total Liabilities and Shareholders’ Equity	$11,590	$1,757	$8,989	$(5,825)	$16,511

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$6,982	$1,774	$9,121	$(2,719)	$15,158
Cost of Goods Sold	5,147	1,632	6,971	(2,778)	10,972
Selling, Administrative and General Expense	955	151	1,302	(1)	2,407
Rationalizations	20	—	190	—	210
Interest Expense	276	12	129	(45)	372
Other (Income) Expense	(45)	—	(52)	87	(10)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	629	(21)	581	18	1,207
United States and Foreign Tax (Benefit) Expense	104	(7)	(180)	6	(77)
Equity in Earnings (Loss) of Subsidiaries	739	122	—	(861)	—
Net Income (Loss)	1,264	108	761	(849)	1,284
Less: Minority Shareholders’ Net Income	—	—	20	—	20
Goodyear Net Income (Loss)	$1,264	$108	$741	$(849)	$1,264
Comprehensive Income (Loss)	$1,076	$38	$585	$(615)	$1,084
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	8	—	8
Goodyear Comprehensive Income (Loss)	$1,076	$38	$577	$(615)	$1,076

	Year Ended December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,566	$2,129	$10,308	$(3,560)	$16,443
Cost of Goods Sold	5,804	1,915	8,090	(3,645)	12,164
Selling, Administrative and General Expense	1,053	172	1,392	(3)	2,614
Rationalizations	13	—	101	—	114
Interest Expense	339	22	135	(58)	438
Loss on Deconsolidation of Venezuelan Subsidiary	374	—	272	—	646
Other (Income) Expense	(455)	(13)	173	154	(141)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	438	33	145	(8)	608
United States and Foreign Tax (Benefit) Expense	104	10	112	6	232
Equity in Earnings (Loss) of Subsidiaries	(27)	19	—	8	—
Net Income (Loss)	307	42	33	(6)	376
Less: Minority Shareholders’ Net Income	—	—	69	—	69
Goodyear Net Income (Loss)	307	42	(36)	(6)	307
Comprehensive Income (Loss)	$535	$54	$46	$(94)	$541
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	32	(26)	6
Goodyear Comprehensive Income (Loss)	$535	$54	$14	$(68)	$535

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,915	$2,487	$12,051	$(4,315)	$18,138
Cost of Goods Sold	6,457	2,237	9,622	(4,410)	13,906
Selling, Administrative and General Expense	916	166	1,645	(7)	2,720
Rationalizations	(6)	—	101	—	95
Interest Expense	342	26	139	(63)	444
Other (Income) Expense	(101)	(11)	222	176	286
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	307	69	322	(11)	687
United States and Foreign Tax (Benefit) Expense	(2,026)	14	174	4	(1,834)
Equity in Earnings (Loss) of Subsidiaries	119	28	—	(147)	—
Net Income (Loss)	2,452	83	148	(162)	2,521
Less: Minority Shareholders’ Net Income	—	—	69	—	69
Goodyear Net Income (Loss)	2,452	83	79	(162)	2,452
Less: Preferred Stock Dividends	7	—	—	—	7
Goodyear Net Income (Loss) available to Common Shareholders	$2,445	$83	$79	$(162)	$2,445
Comprehensive Income (Loss)	$2,257	$89	$(11)	$(58)	$2,277
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	46	(26)	20
Goodyear Comprehensive Income (Loss)	$2,257	$89	$(57)	$(32)	$2,257

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$598	$103	$875	$(72)	$1,504
Cash Flows from Investing Activities:
Capital Expenditures	(361)	(116)	(525)	6	(996)
Asset Dispositions	11	—	24	—	35
Decrease (Increase) in Restricted Cash	—	—	6	—	6
Short Term Securities Acquired	—	—	(72)	—	(72)
Short Term Securities Redeemed	—	—	60	—	60
Capital Contributions Received and Loans Incurred	(257)	—	(576)	833	—
Capital Redemptions and Loans Paid	163	—	148	(311)	—
Other Transactions	—	—	(6)	—	(6)
Total Cash Flows from Investing Activities	(444)	(116)	(941)	528	(973)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	41	417	(41)	417
Short Term Debt and Overdrafts Paid	(41)	—	(228)	41	(228)
Long Term Debt Incurred	2,896	—	2,092	—	4,988
Long Term Debt Paid	(3,016)	—	(2,417)	—	(5,433)
Common Stock Issued	13	—	—	—	13
Common Stock Repurchased	(500)	—	—	—	(500)
Common Stock Dividends Paid	(82)	—	—	—	(82)
Capital Contributions Received and Loans Incurred	576	59	198	(833)	—
Capital Redemptions and Loans Paid	(148)	(80)	(83)	311	—
Intercompany Dividends Paid	—	(19)	(47)	66	—
Transactions with Minority Interests in Subsidiaries	—	—	(11)	—	(11)
Debt Related Costs and Other Transactions	(21)	—	(3)	—	(24)
Total Cash Flows from Financing Activities	(323)	1	(82)	(456)	(860)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(15)	—	(15)
Net Change in Cash and Cash Equivalents	(169)	(12)	(163)	—	(344)
Cash and Cash Equivalents at Beginning of the Year	354	70	1,052	—	1,476
Cash and Cash Equivalents at End of the Year	$185	$58	$889	$—	$1,132

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$979	$149	$612	$(53)	$1,687
Cash Flows from Investing Activities:
Capital Expenditures	(315)	(119)	(558)	9	(983)
Asset Dispositions	48	—	14	—	62
Decrease in Cash Due to Deconsolidation of Venezuelan Subsidiary	—	—	(320)	—	(320)
Decrease (Increase) in Restricted Cash	—	—	(6)	—	(6)
Short Term Securities Acquired	—	—	(77)	—	(77)
Short Term Securities Redeemed	—	—	69	—	69
Capital Contributions Received and Loans Incurred	(70)	—	(90)	160	—
Capital Redemptions and Loans Paid	122	—	125	(247)	—
Other Transactions	—	—	(7)	—	(7)
Total Cash Flows from Investing Activities	(215)	(119)	(850)	(78)	(1,262)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	55	—	118	(70)	103
Short Term Debt and Overdrafts Paid	(15)	(16)	(123)	70	(84)
Long Term Debt Incurred	1,736	—	1,083	—	2,819
Long Term Debt Paid	(2,341)	—	(974)	—	(3,315)
Common Stock Issued	53	—	—	—	53
Common Stock Repurchased	(180)	—	—	—	(180)
Common Stock Dividends Paid	(68)	—	—	—	(68)
Capital Contributions Received and Loans Incurred	90	12	58	(160)	—
Capital Redemptions and Loans Paid	(125)	(15)	(107)	247	—
Intercompany Dividends Paid	—	(17)	(27)	44	—
Transactions with Minority Interests in Subsidiaries	—	—	(9)	—	(9)
Debt Related Costs and Other Transactions	(18)	—	(15)	—	(33)
Dissolution of Global Alliance	(271)	—	—	—	(271)
Total Cash Flows from Financing Activities	(1,084)	(36)	4	131	(985)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(13)	(112)	—	(125)
Net Change in Cash and Cash Equivalents	(320)	(19)	(346)	—	(685)
Cash and Cash Equivalents at Beginning of the Year	674	89	1,398	—	2,161
Cash and Cash Equivalents at End of the Year	$354	$70	$1,052	$—	$1,476

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2014
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(334)	$195	$758	$(279)	$340
Cash Flows from Investing Activities:
Capital Expenditures	(303)	(19)	(607)	6	(923)
Asset Dispositions	9	2	7	—	18
Decrease (Increase) in Restricted Cash	(1)	—	6	—	5
Short Term Securities Acquired	—	—	(72)	—	(72)
Short Term Securities Redeemed	—	—	95	—	95
Capital Contributions Received and Loans Incurred	(382)	—	(457)	839	—
Capital Redemptions and Loans Paid	459	—	244	(703)	—
Other Transactions	13	—	13	—	26
Total Cash Flows from Investing Activities	(205)	(17)	(771)	142	(851)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	22	—	60	(36)	46
Short Term Debt and Overdrafts Paid	(14)	(22)	(24)	36	(24)
Long Term Debt Incurred	601	—	1,241	—	1,842
Long Term Debt Paid	(608)	—	(947)	—	(1,555)
Common Stock Issued	39	—	—	—	39
Common Stock Repurchased	(234)	—	—	—	(234)
Common Stock Dividends Paid	(60)	—	—	—	(60)
Preferred Stock Dividends Paid	(15)	—	—	—	(15)
Capital Contributions Received and Loans Incurred	457	47	335	(839)	—
Capital Redemptions and Loans Paid	(244)	—	(459)	703	—
Intercompany Dividends Paid	—	(203)	(70)	273	—
Transactions with Minority Interests in Subsidiaries	—	—	(49)	—	(49)
Debt Related Costs and Other Transactions	—	—	(1)	—	(1)
Total Cash Flows from Financing Activities	(56)	(178)	86	137	(11)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(5)	(308)	—	(313)
Net Change in Cash and Cash Equivalents	(595)	(5)	(235)	—	(835)
Cash and Cash Equivalents at Beginning of the Year	1,269	94	1,633	—	2,996
Cash and Cash Equivalents at End of the Year	$674	$89	$1,398	$—	$2,161

Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2016
Net Sales	$3,691	$3,879	$3,847	$3,741	$15,158
Gross Profit	990	1,066	1,111	1,019	4,186
Net Income	189	208	320	567	1,284
Less: Minority Shareholders’ Net Income	5	6	3	6	20
Goodyear Net Income	184	202	317	561	1,264
Goodyear Net Income available to Common Shareholders	$184	$202	$317	$561	$1,264
Goodyear Net Income available to Common Shareholders - Per Share of Common Stock:
— Basic	$0.69	$0.76	$1.21	$2.17	$4.81
— Diluted *	$0.68	$0.75	$1.19	$2.14	$4.74

Weighted Average Shares Outstanding — Basic	267	264	262	258	263
— Diluted	271	268	266	262	266

Dividends Declared per Share of Common Stock	$0.07	$0.07	$0.17	$—	$0.31

Price Range of Common Stock: High	$33.33	$32.92	$32.85	$33.36	$33.36
Low	26.07	24.40	24.31	26.82	24.31
Selected Balance Sheet Items at Quarter-End:
Total Assets	$16,777	$16,860	$17,143	$16,511
Total Debt and Capital Leases	6,075	6,236	6,028	5,479
Goodyear Shareholders’ Equity	4,104	4,182	4,477	4,507
Total Shareholders’ Equity	4,332	4,408	4,704	4,725

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.

All numbers presented below are after-tax and minority.
The first quarter of 2016 included debt repayment charges of $12 million, rationalization charges of $10 million primarily related to the closure of one of our manufacturing facilities in Amiens, France, and charges of $2 million related to accelerated depreciation and asset write-offs. The first quarter of 2016 also included discrete tax benefits of $11 million, a benefit of $2 million related to the recovery of past costs from one of our asbestos insurers, and net gains on asset sales of $1 million.
The second quarter of 2016 included rationalization charges of $44 million primarily related to manufacturing headcount reductions in EMEA, debt repayment charges of $33 million, charges of $15 million related to an out of period adjustment in Americas related to the elimination of intracompany profit, pension settlement charges of $14 million, charges of $5 million related to accelerated depreciation and asset write-offs, and charges of $3 million related to discrete tax items. The second quarter of 2016 also included a benefit of $3 million related to the recovery of past costs from one of our asbestos insurers.
The third quarter of 2016 included discrete tax benefits of $118 million and net gains on asset sales of $24 million. The third quarter of 2016 also included rationalization charges of $133 million primarily related to our announced plan to close our manufacturing facility in Philippsburg, Germany and charges of $2 million related to accelerated depreciation and asset write-offs.

The fourth quarter of 2016 included discrete tax benefits of $331 million primarily related to the reversal of certain valuation allowances, a benefit of $10 million related to the recovery of past costs from certain of our asbestos insurers, and net gains on asset sales of $1 million. The fourth quarter of 2016 also included rationalization charges of $12 million, charges of $11 million related to accelerated depreciation and asset write-offs, a charge of $6 million related to legal claims unrelated to operations, and pension settlement charges of $2 million.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2015
Net Sales	$4,024	$4,172	$4,184	$4,063	$16,443
Gross Profit	958	1,145	1,184	992	4,279
Net Income (Loss)	236	208	305	(373)	376
Less: Minority Shareholders’ Net Income (Loss)	12	16	34	7	69
Goodyear Net Income (Loss)	224	192	271	(380)	307
Goodyear Net Income (Loss) available to Common Shareholders	$224	$192	$271	$(380)	$307
Goodyear Net Income (Loss) available to Common Shareholders - Per Share of Common Stock:
— Basic	$0.83	$0.71	$1.01	$(1.42)	$1.14
— Diluted*	$0.82	$0.70	$0.99	$(1.42)	$1.12

Dividends Declared per Share of Common Stock	$0.06	$0.06	0.06	$0.07	$0.25

Weighted Average Shares Outstanding — Basic	270	270	269	269	269
— Diluted	274	274	274	269	273

Price Range of Common Stock: High	$28.98	$32.74	$32.95	$35.30	$35.30
Low	23.74	26.38	25.50	28.61	23.74
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,239	$17,414	$17,415	$16,391
Total Debt and Capital Leases	6,185	6,061	5,959	5,708
Goodyear Shareholders’ Equity	3,792	3,970	4,143	3,920
Total Shareholders’ Equity	4,019	4,196	4,362	4,142

*	Due to the anti-dilutive impact of potentially dilutive securities, the quarterly earnings per share amounts do not add to the full year.
All numbers presented below are after-tax and minority.
The first quarter of 2015 included the recognition of royalty income of $99 million resulting from the termination of a licensing agreement associated with the sale of our former Engineered Products business. The first quarter of 2015 also included rationalization charges of $12 million primarily related to the closure of one of our manufacturing facilities in Amiens, France, charges of $5 million primarily related to a foreign tax audit, charges of $4 million related to a previously closed facility in Greece, accelerated depreciation and asset write-offs of $2 million, and net losses on asset sales of $1 million.
The second quarter of 2015 included rationalization charges of $32 million primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. The second quarter of 2015 also included charges of $2 million related to asset sale transaction costs, charges of $2 million related to discrete tax items, and net losses on asset sales of $1 million.
The third quarter of 2015 included a benefit of $16 million related to the recovery of past costs from one of our asbestos insurers, discrete tax benefits of $8 million, and a benefit of $5 million primarily related to indirect tax claims in Brazil. The third quarter of 2015 also included rationalization charges of $14 million primarily related to plans to reduce manufacturing and SAG headcount in EMEA, net losses on asset sales of $11 million, charges of $2 million related to asset sale transaction costs, and charges of $2 million related to accelerated depreciation and asset write-offs.

The fourth quarter of 2015 included a loss on the deconsolidation of our Venezuelan subsidiary of $577 million, charges related to pension settlements of $86 million, debt repayment charges of $35 million, rationalization charges of $26 million, and charges related to accelerated depreciation and asset write-offs of $4 million. The fourth quarter of 2015 also included gains on asset sales of $38 million related to the dissolution of the global alliance with SRI, a gain of $32 million on the sale of our investment in shares of SRI, a net income tax benefit of $18 million, a benefit of $2 million related to indirect tax assessments in Americas, and net gains on other asset sales of $1 million.

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 51 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting is presented on page 52 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2017 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").

Code of Business Conduct and Code of Ethics
Goodyear has adopted a code of business conduct and ethics for directors, officers and employees, known as the Business Conduct Manual. Goodyear also has adopted a conflict of interest policy applicable to directors and executive officers. Both of these documents are available on Goodyear’s website at https://corporate.goodyear.com/en-US/investors/governance/documents-charters.html. Shareholders may request a free copy of these documents from:
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
Corporate Governance Guidelines and Certain Committee Charters
Goodyear has adopted Corporate Governance Guidelines as well as charters for its Audit, Compensation and Governance Committees. These documents are available on Goodyear’s website at https://corporate.goodyear.com/en-US/investors/governance/documents-charters.html. Shareholders may request a free copy of any of these documents from the address and phone number set forth above under “Code of Business Conduct and Code of Ethics.”
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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
(1)Financial Statements:  See Index to Consolidated Financial Statements on page 50 of this Annual Report.

(2)
Financial Statement Schedules:  See Index to Financial Statement Schedules attached to this Annual Report at page FS-1. The Financial Statement Schedule at page FS-2 is incorporated into and made a part of this Annual Report.

(3)
Exhibits required to be filed by Item 601 of Regulation S-K:  See the Index of Exhibits at pages X-1 through X-4 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 8, 2017	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 8, 2017		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 8, 2017		/s/ LAURA K. THOMPSON
Laura K. Thompson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 8, 2017		/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Principal Accounting Officer)

		WILLIAM J. CONATY, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director LAURETTE T. KOELLNER, Director W. ALAN McCOLLOUGH, Director	/s/ LAURA K. THOMPSON
Date:	February 8, 2017	JOHN E. McGLADE, Director MICHAEL J. MORELL, Director RODERICK A. PALMORE, Director STEPHANIE A. STREETER, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director	Laura K. Thompson, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

FINANCIAL STATEMENT SCHEDULES
ITEMS 8 AND 15(a)(2) OF FORM 10-K
FOR THE COMPANY'S
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016
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

FS- 1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2016
Allowance for doubtful accounts	$105	$10	$—	$(13)	(a)	$(1)	$101
Valuation allowance — deferred tax assets	621	(309)	2	—		12	326

2015
Allowance for doubtful accounts	$89	$32	$—	$(8)	(a)	$(8)	$105
Valuation allowance — deferred tax assets	632	31	8	(4)		(46)	621

2014
Allowance for doubtful accounts	$99	$19	$—	$(39)	(a)	$10	$89
Valuation allowance — deferred tax assets	2,968	(2,253)	(32)	—		(51)	632

Note:    (a) Accounts receivable charged off.

FS- 2

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For the Year Ended December 31, 2016

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

(d)
Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the Second Supplemental Indenture thereto, dated as of February 28, 2012, in respect of the Company's 7% Senior Notes due 2022 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed February 28, 2012, File No. 1-1927), as supplemented by the Fourth Supplemental Indenture thereto, dated as of November 5, 2015, in respect of the Company’s 5.125% Senior Notes due 2023 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed November 5, 2015, File No. 1-1927), and as supplemented by the Fifth Supplemental Indenture thereto, dated as of May 13, 2016, in respect of the Company’s 5% Senior Notes due 2026 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 13, 2016, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(e)
Indenture, dated as of December 15, 2015, among Goodyear Dunlop Tires Europe B.V., as Issuer, the Company, as Parent Guarantor, the subsidiary guarantors party thereto, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent and Transfer Agent, and Deutsche Bank Luxembourg S.A., as Registar and Luxembourg Paying Agent and Transfer Agent, in respect of GDTE's 3.75% Senior Notes due 2023 (incorporated by reference, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, File No. 1-1927).

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
(a)
Amended and Restated First Lien Credit Agreement, dated as of April 7, 2016, among the Company, the lenders, issuing banks, syndication agents, documentation agents, senior managing agents, joint lead arrangers and joint bookrunners party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 1-1927).

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

(d)
First Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, as amended and restated as of April 7, 2016, among the Company, the subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 1-1927).

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

(l)	Amendment No. 6 to the Amended and Restated General Master Purchase Agreement, dated November 14, 2016, between Ester Finance Titrisation, as Purchaser, Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein.	10.1
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

(cc)*
Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as further amended September 7, 2012 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-1927).

(dd)*
Deferred Compensation Plan for Executives, as amended and restated effective October 1, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-1927).

(ee)*
Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 1, 2015 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, File No. 1-1927).

(ff)*
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2016.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
101	Interactive Data File
(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	101

*	Indicates management contract or compensatory plan or arrangement

X-4