Form 10-Q
period 2017-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2017-04-28
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2017:	251,794,486

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
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2017	2016
Net Sales	$3,699	$3,691
Cost of Goods Sold	2,765	2,701
Selling, Administrative and General Expense	579	615
Rationalizations (Note 2)	29	11
Interest Expense	87	91
Other (Income) Expense (Note 3)	—	6
Income before Income Taxes	239	267
United States and Foreign Taxes Expense (Note 4)	70	78
Net Income	169	189
Less: Minority Shareholders’ Net Income	3	5
Goodyear Net Income	$166	$184
Goodyear Net Income — Per Share of Common Stock
Basic	$0.66	$0.69
Weighted Average Shares Outstanding (Note 5)	252	267
Diluted	$0.65	$0.68
Weighted Average Shares Outstanding (Note 5)	256	271

Cash Dividends Declared Per Common Share	$0.10	$0.07
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net Income	$169	$189
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $3 in 2017 ($17 in 2016)	84	60
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $10 in 2017 ($8 in 2016)	20	16
Decrease in net actuarial losses, net of tax of $1 in 2017 (($1) in 2016)	4	—
Deferred derivative losses, net of tax of ($2) in 2017 (($1) in 2016)	(6)	(6)
Reclassification adjustment for amounts recognized in income, net of tax of ($1) in 2017 (($1) in 2016)	(1)	(3)
Other Comprehensive Income	101	67
Comprehensive Income	270	256
Less: Comprehensive Income Attributable to Minority Shareholders	9	12
Goodyear Comprehensive Income	$261	$244
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2017	2016
Assets:
Current Assets:
Cash and Cash Equivalents	$961	$1,132
Accounts Receivable, less Allowance — $105 ($101 in 2016)	2,270	1,769
Inventories:
Raw Materials	479	436
Work in Process	148	131
Finished Products	2,218	2,060
	2,845	2,627
Prepaid Expenses and Other Current Assets	249	190
Total Current Assets	6,325	5,718
Goodwill	545	535
Intangible Assets	136	136
Deferred Income Taxes (Note 4)	2,371	2,414
Other Assets	682	668
Property, Plant and Equipment, less Accumulated Depreciation — $9,361 ($9,125 in 2016)	7,135	7,040
Total Assets	$17,194	$16,511

Liabilities:
Current Liabilities:
Accounts Payable-Trade	$2,631	$2,589
Compensation and Benefits (Notes 9 and 10)	568	584
Other Current Liabilities	1,040	963
Notes Payable and Overdrafts (Note 7)	217	245
Long Term Debt and Capital Leases due Within One Year (Note 7)	459	436
Total Current Liabilities	4,915	4,817
Long Term Debt and Capital Leases (Note 7)	5,257	4,798
Compensation and Benefits (Notes 9 and 10)	1,392	1,460
Deferred Income Taxes (Note 4)	86	85
Other Long Term Liabilities	584	626
Total Liabilities	12,234	11,786
Commitments and Contingent Liabilities (Note 11)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 252 million in 2017 and 2016 after deducting 26 million treasury shares in 2017 and 2016	252	252
Capital Surplus	2,635	2,645
Retained Earnings	5,949	5,808
Accumulated Other Comprehensive Loss	(4,103)	(4,198)
Goodyear Shareholders’ Equity	4,733	4,507
Minority Shareholders’ Equity — Nonredeemable	227	218
Total Shareholders’ Equity	4,960	4,725
Total Liabilities and Shareholders’ Equity	$17,194	$16,511
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2017	2016
Cash Flows from Operating Activities:
Net Income	$169	$189
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	185	174
Amortization and Write-Off of Debt Issuance Costs	3	7
Provision for Deferred Income Taxes	40	46
Net Rationalization Charges (Note 2)	29	11
Rationalization Payments	(18)	(24)
Net (Gains) Losses on Asset Sales (Note 3)	(1)	(1)
Pension Contributions and Direct Payments	(25)	(25)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(478)	(399)
Inventories	(191)	(116)
Accounts Payable — Trade	73	(96)
Compensation and Benefits	(61)	(100)
Other Current Liabilities	18	24
Other Assets and Liabilities	(29)	(62)
Total Cash Flows from Operating Activities	(286)	(372)
Cash Flows from Investing Activities:
Capital Expenditures	(271)	(253)
Asset Dispositions (Note 3)	1	1
Short Term Securities Acquired	(11)	(12)
Short Term Securities Redeemed	11	—
Total Cash Flows from Investing Activities	(270)	(264)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	51	26
Short Term Debt and Overdrafts Paid	(82)	(2)
Long Term Debt Incurred	1,838	1,085
Long Term Debt Paid	(1,369)	(822)
Common Stock Issued	9	2
Common Stock Repurchased (Note 12)	(25)	(50)
Common Stock Dividends Paid (Note 12)	(25)	(19)
Transactions with Minority Interests in Subsidiaries	—	(6)
Debt Related Costs and Other Transactions	1	(10)
Total Cash Flows from Financing Activities	398	204
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	20	28
Net Change in Cash, Cash Equivalents and Restricted Cash	(138)	(404)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,189	1,502
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,051	$1,098
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America ("US GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2017.
Recently Adopted Accounting Standards
Effective January 1, 2017, we adopted an accounting standards update with new guidance on the transition to the equity method of accounting. The new guidance eliminates the requirement for an investor to retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Instead, the investor is required to apply the equity method prospectively from the date the investment qualifies for the equity method. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment qualifies for the equity method. The adoption of this standards update did not impact our consolidated financial statements.
Effective January 1, 2017, we adopted an accounting standards update with new guidance on the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standards update did not impact our consolidated financial statements.
Effective January 1, 2017, we early adopted an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. As a result of the adoption, premiums for debt extinguishment of $9 million were reclassified from Operating Activities to Financing Activities in the statement of cash flows for the three months ended March 31, 2016. There was no impact for the three months ended March 31, 2017. The other seven specific cash flow issues were either not applicable to Goodyear or the treatment has not changed from our current practice.
Effective January 1, 2017, we early adopted an accounting standards update with new guidance on the presentation of restricted cash in the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The restricted cash balances as of March 31, 2017, December 31, 2016, and March 31, 2016 were $90 million, $57 million and $19 million, respectively.
Recently Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update intended to improve the financial statement presentation of pension and postretirement benefits cost. The standards update requires employers that offer defined benefit pension or other postretirement benefit plans to report service cost in the same income statement line as compensation costs and to report non-service related costs below income from operations. Currently, the Company records both service and non-service related costs in selling, administrative and general expense ("SAG") and cost of goods sold ("CGS"), as appropriate. In addition, the new guidance allows only service cost to be capitalized. The standards update is effective retrospectively for the financial statement presentation of benefits cost and prospectively for the capitalization of service cost, for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted.
In January 2017, the FASB issued an accounting standards update with new guidance intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

(In millions)	March 31,
	2017	2016
Cash and Cash Equivalents	$961	$1,079
Restricted Cash	90	19
Total Cash, Cash Equivalents, and Restricted Cash	$1,051	$1,098

Amounts included in Restricted Cash, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, primarily represent amounts required to be set aside in connection with accounts receivable factoring programs and funds obtained under certain Chinese credit facilities for the plant expansion in China.  The restrictions lapse when cash from factored accounts receivable are remitted to the purchaser of those receivables or when funds are used for plant expansion expenditures, respectively.
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
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2016	$214	$5	$219
2017 Charges	24	6	30
Incurred, Net of Foreign Currency Translation of $3 million and $0 million, respectively	(17)	(6)	(23)
Reversed to the Statements of Operations	(1)	—	(1)
Balance at March 31, 2017	$220	$5	$225
Rationalization actions accrued at March 31, 2017 include $111 million related to our announced plan to close our tire manufacturing facility in Philippsburg, Germany. The plan is in furtherance of our strategy to capture the growing demand for premium, large-rim diameter tires in part by reducing excess capacity in declining, less profitable segments of the tire market. The plan will result in approximately 890 job reductions. The charges related to the announced closure are expected to be paid through 2018.
The remainder of the accrual balance at March 31, 2017 is expected to be substantially utilized within the next 12 months and includes $25 million related to our global plan to reduce SAG headcount, $21 million related to manufacturing headcount reductions in certain countries in Europe, Middle East and Africa ("EMEA"), and $17 million related to a separate SAG headcount reduction plan in certain countries in EMEA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended
(In millions)	March 31,
	2017	2016
Current Year Plans
Associate Severance and Other Related Costs	$23	$—
Current Year Plans - Net Charges	$23	$—

Prior Year Plans
Associate Severance and Other Related Costs	$—	$4
Other Exit and Non-Cancelable Lease Costs	6	7
Prior Year Plans - Net Charges	6	11
Total Net Charges	$29	$11

Asset Write-off and Accelerated Depreciation Charges	$8	$2
Substantially all of the new charges for the three months ended March 31, 2017 related to future cash outflows. Net current year plan charges for the three months ended March 31, 2017 include charges of $17 million related to SAG headcount reductions in certain countries in EMEA and $6 million related to a plan to improve operating efficiency in EMEA.
Net prior year plan charges for the three months ended March 31, 2017 include charges of $2 million related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA and $2 million related to the announced plan to close our tire manufacturing facility in Philippsburg, Germany.
Net charges for the three months ended March 31, 2017 included reversals of $1 million for actions no longer needed for their originally intended purposes. Ongoing rationalization plans had approximately $595 million in charges incurred prior to 2017 and approximately $95 million is expected to be incurred in future periods.
Approximately 300 associates will be released under new plans initiated in 2017. In the first quarter of 2017, approximately 100 associates were released under plans initiated in prior years. In total, approximately 1,800 associates remain to be released under all ongoing rationalization plans.
Approximately 840 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form 10-Q.
Accelerated depreciation charges for the three months ended March 31, 2017 primarily related to the announced plan to close our tire manufacturing facility in Philippsburg, Germany. Accelerated depreciation charges for the three months ended March 31, 2016 primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility. Asset write-off and accelerated depreciation charges for all periods were recorded in CGS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2017	2016
Financing fees and financial instruments	$8	$16
Royalty income	(5)	(4)
Interest income	(4)	(4)
General and product liability expense (income) - discontinued products	2	(2)
Net foreign currency exchange (gains) losses	(1)	(2)
Net (gains) losses on asset sales	(1)	(1)
Miscellaneous expenses	1	3
	$—	$6
Other (Income) Expense includes financing fees and financial instruments expense which consists of commitment fees and charges incurred in connection with financing transactions, royalty income which is derived primarily from licensing arrangements related to divested businesses as well as other licensing arrangements, interest income which primarily consists of amounts earned on cash deposits, general and product liability expense (income) - discontinued products which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries, net foreign currency exchange (gains) and losses, and net (gains) and losses on asset sales.
NOTE 4. INCOME TAXES
In the first quarter of 2017, we recorded tax expense of $70 million on income before income taxes of $239 million. Income tax expense for the three months ended March 31, 2017 was favorably impacted by $2 million of various discrete tax adjustments. In the first quarter of 2016, we recorded tax expense of $78 million on income before income taxes of $267 million. Income tax expense for the three months ended March 31, 2016 was favorably impacted by $12 million, comprised of a $7 million tax benefit related to the release of a valuation allowance in Brazil due to the collection of a receivable that had previously been written off as uncollectible and $5 million of tax benefits related to various other discrete tax adjustments.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to the discrete items noted above and an overall lower effective tax rate in the foreign jurisdictions in which we operate.
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
At January 1, 2017, we had unrecognized tax benefits of $63 million that if recognized, would have a favorable impact on our tax expense of $47 million. We had accrued interest of $4 million as of January 1, 2017. If not favorably settled, $12 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. We do not expect any changes to our unrecognized tax benefits during 2017 to have a significant impact on our financial position or results of operations.
Generally, years from 2011 onward are still open to examination by foreign taxing authorities. We are open to examination in Germany from 2011 onward and in the United States for 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2017	2016
Earnings per share — basic:
Goodyear net income	$166	$184
Weighted average shares outstanding	252	267
Earnings per common share — basic	$0.66	$0.69

Earnings per share — diluted:
Goodyear net income	$166	$184
Weighted average shares outstanding	252	267
Dilutive effect of stock options and other dilutive securities	4	4
Weighted average shares outstanding — diluted	256	271
Earnings per common share — diluted	$0.65	$0.68
Weighted average shares outstanding - diluted for the three months ended March 31, 2017 exclude approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2017	2016
Sales:
Americas	$1,958	$1,951
Europe, Middle East and Africa	1,239	1,251
Asia Pacific	502	489
Net Sales	$3,699	$3,691
Segment Operating Income:
Americas	$214	$260
Europe, Middle East and Africa	98	80
Asia Pacific	73	79
Total Segment Operating Income	$385	$419
Less:
Rationalizations	$29	$11
Interest expense	87	91
Other (income) expense (Note 3)	—	6
Asset write-offs and accelerated depreciation	8	2
Corporate incentive compensation plans	15	26
Intercompany profit elimination	(3)	2
Retained expenses of divested operations	3	5
Other	7	9
Income before Income Taxes	$239	$267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Rationalizations:
Americas	$1	$3
Europe, Middle East and Africa	27	8
Asia Pacific	1	—
Total Segment Rationalizations	$29	$11

Net (Gains) Losses on Asset Sales:
Americas	$(1)	$—
Asia Pacific	—	(1)
Total Segment Asset Sales	$(1)	$(1)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$8	$2
Total Segment Asset Write-offs and Accelerated Depreciation	$8	$2
NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2017, we had total credit arrangements of $9,057 million, of which $3,071 million were unused. At that date, 27% of our debt was at variable interest rates averaging 6.10%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2017, we had short term committed and uncommitted credit arrangements totaling $515 million, of which $298 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2017	2016
Notes payable and overdrafts	$217	$245
Weighted average interest rate	4.57%	6.18%
Long term debt and capital leases due within one year
Other domestic and foreign debt (including capital leases)	$459	$436
Weighted average interest rate	8.93%	9.39%
Total obligations due within one year	$676	$681
Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2017, we had long term credit arrangements totaling $8,542 million, of which $2,773 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2017		December 31, 2016
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$274		$273
7% due 2022	700		700
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	267		264
5% due 2026	900		900
4.875% due 2027	700		—
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	—	—	85	1.98%
Second lien term loan facility due 2019	399	2.86%	399	3.75%
€550 million revolving credit facility due 2020	—	—	—	—
Pan-European accounts receivable facility	185	0.93%	198	0.98%
Chinese credit facilities	308	4.74%	315	4.68%
Other foreign and domestic debt(1)	845	9.58%	951	9.14%
	5,728		5,235
Unamortized deferred financing fees	(51)		(42)
	5,677		5,193
Capital lease obligations	39		41
	5,716		5,234
Less portion due within one year	(459)		(436)
	$5,257		$4,798
(1) Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES
$700 million 4.875% Senior Notes due 2027
In March 2017, we issued $700 million in aggregate principal amount of 4.875% senior notes due 2027. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time prior to their maturity. If we elect to redeem the notes prior to December 15, 2026, we will pay a redemption price equal to the greater of 100% of the principal amount of the notes redeemed or the sum of the present values of the remaining scheduled payments on the notes redeemed, discounted using a defined treasury rate plus 50 basis points, plus in either case accrued and unpaid interest to the redemption date. If we elect to redeem the notes on or after December 15, 2026, we will pay a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date.
The terms of the indenture for these notes, among other things, limit our ability and the ability of certain of our subsidiaries to (i) incur certain liens, (ii) engage in sale and leaseback transactions, and (iii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications.
$700 million 7% Senior Notes due 2022
On April 14, 2017, we issued a redemption notice to redeem in full our $700 million 7% senior notes due 2022 on May 15, 2017 at a redemption price of 103.5% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. The transaction is expected to result in cash charges of $25 million for the redemption premium. We also expect to record $6 million of expense for the write-off of deferred financing fees as a result of the redemption. We intend to use the proceeds of the offering of our $700 million 4.875% senior notes due 2027, together with cash and cash equivalents, to effect the redemption.
CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2017, our borrowing base, and therefore our availability, under this facility was $451 million below the facility's stated amount of $2.0 billion.
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
At March 31, 2017, we had no borrowings and $40 million of letters of credit issued under the revolving credit facility. At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements. At March 31, 2017, we had $249 million in letters of credit issued under these agreements.
Amended and Restated Second Lien Term Loan Facility due 2019
On March 7, 2017, we amended our second lien term loan facility. As a result of the amendment, the term loan now bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). After March 7, 2017 and prior to September 3, 2017, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected. In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
Our obligations under our second lien term loan facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility.
At March 31, 2017 and December 31, 2016, the amounts outstanding under this facility were $399 million.
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
At March 31, 2017 and December 31, 2016, we had no borrowings and no letters of credit issued under the European revolving credit facility.
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
At March 31, 2017, the amounts available and utilized under this program totaled $185 million (€173 million). At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. For the period January 1, 2016 to June 30, 2017, the designated maximum amount of the facility is 60 million Australian dollars. At March 31, 2017, the amounts available and utilized under this program were $30 million (AUD 39 million) and $12 million (AUD 16 million), respectively. At December 31, 2016, the amounts available and utilized under this program were $28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million (AUD 39 million) and $12 million (AUD 16 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2016 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2017, the gross amount of receivables sold was $440 million, compared to $502 million at December 31, 2016.
Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At March 31, 2017, these non-revolving credit facilities had total unused availability of $225 million and can only be used to finance the expansion of our manufacturing facility in China. At March 31, 2017 and December 31, 2016, the amounts outstanding under these facilities were $308 million and $315 million, respectively. The facilities ultimately mature in 2025 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At March 31, 2017 and December 31, 2016, restricted cash related to funds obtained under these credit facilities was $27 million and $8 million, respectively.
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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2017	2016
Fair Values — Current asset (liability):
Accounts receivable	$9	$30
Other current liabilities	(13)	(18)
At March 31, 2017 and December 31, 2016, these outstanding foreign currency derivatives had notional amounts of $1,463 million and $1,812 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $4 million and $23 million for the three months ended March 31, 2017 and 2016, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2017	2016
Fair Values — Current asset (liability):
Accounts receivable	$3	$9
Other current liabilities	(2)	—
Fair Values — Long Term asset (liability):
Other assets	$1	$2
At March 31, 2017 and December 31, 2016, these outstanding foreign currency derivatives had notional amounts of $251 million and $293 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2017	2016
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$8	$7
Amount of deferred (gain) loss reclassified from AOCL into CGS	(2)	(4)
Amounts excluded from effectiveness testing	(1)	—
The estimated net amount of deferred gains at March 31, 2017 that are expected to be reclassified to earnings within the next twelve months is $3 million.
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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Assets:
Investments	$10	$9	$10	$9	$—	$—	$—	$—
Foreign Exchange Contracts	13	41	—	—	13	41	—	—
Total Assets at Fair Value	$23	$50	$10	$9	$13	$41	$—	$—

Liabilities:
Foreign Exchange Contracts	$15	$18	$—	$—	$15	$18	$—	$—
Total Liabilities at Fair Value	$15	$18	$—	$—	$15	$18	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
(In millions)	2017	2016
Fixed Rate Debt:
Carrying amount — liability	$4,209	$3,514
Fair value — liability	4,359	3,669

Variable Rate Debt:
Carrying amount — liability	$1,468	$1,679
Fair value — liability	1,469	1,678
Long term debt with a fair value of $4,493 million and $3,804 million at March 31, 2017 and December 31, 2016, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.
NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2017	2016
Service cost	$1	$1
Interest cost	40	42
Expected return on plan assets	(60)	(64)
Amortization of net losses	28	27
Net periodic pension cost	$9	$6

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2017	2016
Service cost	$7	$7
Interest cost	17	20
Expected return on plan assets	(19)	(22)
Amortization of net losses	8	7
Net periodic pension cost	$13	$12
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2017. For the three months ended March 31, 2017, we contributed $14 million to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2017 and 2016 was $30 million and $34 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended March 31, 2017 and 2016 was $2 million and $6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.7 million stock options, 0.1 million restricted stock units and 0.2 million performance share units during the three months ended March 31, 2017 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the three months ended March 31, 2017 were $35.26 and $12.08, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:

Expected term: 7.2 years
Interest rate: 2.13%
Volatility: 33.63%
Dividend yield: 1.13%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $35.26 for restricted stock units and $36.78 for performance share units granted during the three months ended March 31, 2017.
We recognized stock-based compensation expense of $6 million and $7 million during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $42 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022.
NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $52 million and $55 million at March 31, 2017 and December 31, 2016, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $19 million and $21 million were included in Other Current Liabilities at March 31, 2017 and December 31, 2016, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $252 million and $248 million for anticipated costs related to workers’ compensation at March 31, 2017 and December 31, 2016, respectively. Of these amounts, $45 million and $48 million was included in Current Liabilities as part of Compensation and Benefits at March 31, 2017 and December 31, 2016, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2017 and December 31, 2016, the liability was discounted using a risk-free rate of return. At March 31, 2017, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $320 million and $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2017 and December 31, 2016, respectively. Of these amounts, $54 million and $49 million was included in Other Current Liabilities at March 31, 2017 and December 31, 2016, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assessment, at March 31, 2017, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $6 million and within Other Assets of $30 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 126,000 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $521 million through March 31, 2017 and $517 million through December 31, 2016.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2017	December 31, 2016
Pending claims, beginning of period	64,400	67,400
New claims filed	600	1,900
Claims settled/dismissed	(3,300)	(4,900)
Pending claims, end of period	61,700	64,400
Payments (1)	$2	$20
(1) Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $173 million and $171 million at March 31, 2017 and December 31, 2016, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $125 million and $123 million at March 31, 2017 and December 31, 2016, respectively. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million was included in Current Assets as part of Accounts Receivable at March 31, 2017 and December 31, 2016. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
Amiens Labor Claims
Approximately 840 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €117 million ($125 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $39 million and $40 million at March 31, 2017 and December 31, 2016, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We also generally do not require collateral in connection with the issuance of these guarantees. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2017, this guarantee amount has been reduced to $38 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 12. CAPITAL STOCK
Dividends
In the first three months of 2017, we paid cash dividends of $25 million on our common stock. On April 10, 2017, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.10 per share of common stock, or approximately $25 million in the aggregate. The dividend will be paid on June 1, 2017 to stockholders of record as of the close of business on May 1, 2017. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first quarter of 2017, we repurchased 696,494 shares at an average price, including commissions, of $35.89 per share, or $25 million in the aggregate. Since 2013, we repurchased 31,910,604 shares at an average price, including commissions, of $29.41 per share, or $938 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first three months of 2017, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the three months ended March 31, 2017 and 2016:

	March 31, 2017			March 31, 2016
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$4,507	$218	$4,725	$3,920	$222	$4,142
Comprehensive income (loss):
Net income	166	3	169	184	5	189
Foreign currency translation, net of tax of $3 in 2017 ($17 in 2016)	78	6	84	53	7	60
Amortization of prior service cost and unrecognized gains (losses) included in total benefit cost, net of tax of $10 in 2017 ($8 in 2016)	20	—	20	16	—	16
Decrease in net actuarial losses, net of tax of $1 in 2017 (($1) in 2016)	4	—	4	—	—	—
Deferred derivative gains (losses), net of tax of ($2) in 2017 (($1) in 2016)	(6)	—	(6)	(6)	—	(6)
Reclassification adjustment for amounts recognized in income, net of tax of ($1) in 2017 (($1) in 2016)	(1)	—	(1)	(3)	—	(3)
Other comprehensive income (loss)	95	6	101	60	7	67
Total comprehensive income (loss)	261	9	270	244	12	256
Dividends declared to minority shareholders	—	—	—	—	(6)	(6)
Stock-based compensation plans (Note 10)	6	—	6	7	—	7
Repurchase of common stock (Note 12)	(25)	—	(25)	(50)	—	(50)
Dividends declared (Note 12)	(25)	—	(25)	(19)	—	(19)
Common stock issued from treasury	9	—	9	2	—	2
Balance at end of period	$4,733	$227	$4,960	$4,104	$228	$4,332

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the three months ended March 31, 2017 and 2016:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$(4,198)
Other comprehensive income (loss) before reclassifications	78	4	(6)	76
Amounts reclassified from accumulated other comprehensive loss	—	20	(1)	19
Balance at March 31, 2017	$(1,077)	$(3,029)	$3	$(4,103)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2015	$(946)	$(3,071)	$7	$(4,010)
Other comprehensive income (loss) before reclassifications	53	—	(6)	47
Amounts reclassified from accumulated other comprehensive loss	—	16	(3)	13
Balance at March 31, 2016	$(893)	$(3,055)	$(2)	$(3,950)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended March 31,
(In millions) (Income) Expense	2017	2016
Component of AOCL	Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$30	$24	Total Benefit Cost
Tax effect	(10)	(8)	United States and Foreign Taxes
Minority interest	—	—	Minority Shareholders' Net Income
Net of tax	$20	$16	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(2)	$(4)	Cost of Goods Sold
Tax effect	1	1	United States and Foreign Taxes
Minority interest	—	—	Minority Shareholders' Net Income
Net of tax	$(1)	$(3)	Goodyear Net Income

Total reclassifications	$19	$13	Goodyear Net Income
Amortization of prior service cost and unrecognized gains and losses are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 9, Pension, Savings and Other Postretirement Benefit Plans, in this Form 10-Q and No. 17, Pension, Other Postretirement Benefits and Savings Plans, in our 2016 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed our obligations under the $282 million outstanding principal amount of 8.75% notes due 2020, the $700 million outstanding principal amount of 7% senior notes due 2022, the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023, the $900 million outstanding principal amount of 5% senior notes due 2026 and the $700 million outstanding principal amount of 4.875% senior notes due 2027 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

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
Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of capital stock, loans and other capital transactions between members of the consolidated group. During the first quarter of 2017, one of our guarantor subsidiaries merged with the Parent Company.  We have changed the prior year consolidating financial statements to conform to the current structure.  As a result, Parent Company Total Assets decreased $113 million and Guarantor Subsidiaries Total Assets decreased $358 million, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, as of December 31, 2016. In addition, Parent Company Total Liabilities decreased $113 million, Guarantor Subsidiaries Total Liabilities decreased $46 million and Guarantor Subsidiaries Total Shareholders' Equity decreased $312 million, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, as of December 31, 2016. Furthermore, Net Income increased $6 million for Guarantor Subsidiaries, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, for the three months ended March 31, 2016. The change did not impact the Non-Guarantor Subsidiaries presentation in the previously issued consolidating financial statements.
During the first quarter of 2017, we revised the presentation of eliminations of certain intercompany transactions solely between Non-Guarantor Subsidiaries within the consolidating statement of operations for the three months ended March 31, 2016. The revision did not impact the presentation of amounts in previously issued consolidating financial statements for the Parent Company or Guarantor Subsidiaries columns, nor did it impact amounts previously reported in the Company's Consolidated Statements of Operations. Certain eliminations solely between Non-Guarantor Subsidiaries that were previously presented within the Consolidating Entries and Eliminations column are now presented within the Non-Guarantor Subsidiaries column. Under the prior presentation, the Non-Guarantor Subsidiaries column in the consolidating statement of operations was $292 million lower for both Net Sales and Cost of Goods Sold with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column. We do not consider these changes in presentation to be material to any previously issued financial statements as the primary purpose of this disclosure is to provide our noteholders with visibility into the entities that provide guarantees in support of the notes, which is disclosed in the Parent Company and Guarantor Subsidiaries columns which are not affected by the revisions described above.
Certain Non-Guarantor Subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$118	$25	$818	$—	$961
Accounts Receivable, net	629	119	1,522	—	2,270
Accounts Receivable From Affiliates	—	232	—	(232)	—
Inventories	1,569	34	1,264	(22)	2,845
Prepaid Expenses and Other Current Assets	85	1	161	2	249
Total Current Assets	2,401	411	3,765	(252)	6,325
Goodwill	24	—	399	122	545
Intangible Assets	117	—	19	—	136
Deferred Income Taxes	1,962	31	378	—	2,371
Other Assets	223	53	402	4	682
Investments in Subsidiaries	4,527	562	—	(5,089)	—
Property, Plant and Equipment, net	2,490	343	4,328	(26)	7,135
Total Assets	$11,744	$1,400	$9,291	$(5,241)	$17,194
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$896	$114	$1,621	$—	$2,631
Accounts Payable to Affiliates	66	—	166	(232)	—
Compensation and Benefits	336	16	216	—	568
Other Current Liabilities	386	2	654	(2)	1,040
Notes Payable and Overdrafts	—	—	217	—	217
Long Term Debt and Capital Leases Due Within One Year	5	—	453	1	459
Total Current Liabilities	1,689	132	3,327	(233)	4,915
Long Term Debt and Capital Leases	4,290	—	967	—	5,257
Compensation and Benefits	622	98	672	—	1,392
Deferred Income Taxes	—	1	85	—	86
Other Long Term Liabilities	410	11	162	1	584
Total Liabilities	7,011	242	5,213	(232)	12,234
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	252	—	—	—	252
Other Equity	4,481	1,158	3,851	(5,009)	4,481
Goodyear Shareholders’ Equity	4,733	1,158	3,851	(5,009)	4,733
Minority Shareholders’ Equity — Nonredeemable	—	—	227	—	227
Total Shareholders’ Equity	4,733	1,158	4,078	(5,009)	4,960
Total Liabilities and Shareholders’ Equity	$11,744	$1,400	$9,291	$(5,241)	$17,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$188	$55	$889	$—	$1,132
Accounts Receivable, net	589	106	1,074	—	1,769
Accounts Receivable From Affiliates	—	277	270	(547)	—
Inventories	1,443	25	1,178	(19)	2,627
Prepaid Expenses and Other Current Assets	57	3	130	—	190
Total Current Assets	2,277	466	3,541	(566)	5,718
Goodwill	24	—	391	120	535
Intangible Assets	118	—	18	—	136
Deferred Income Taxes	2,010	31	373	—	2,414
Other Assets	223	53	387	5	668
Investments in Subsidiaries	4,344	541	—	(4,885)	—
Property, Plant and Equipment, net	2,481	308	4,279	(28)	7,040
Total Assets	$11,477	$1,399	$8,989	$(5,354)	$16,511
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$905	$142	$1,542	$—	$2,589
Accounts Payable to Affiliates	547	—	—	(547)	—
Compensation and Benefits	365	15	204	—	584
Other Current Liabilities	355	—	611	(3)	963
Notes Payable and Overdrafts	—	—	245	—	245
Long Term Debt and Capital Leases Due Within One Year	6	—	430	—	436
Total Current Liabilities	2,178	157	3,032	(550)	4,817
Long Term Debt and Capital Leases	3,685	—	1,113	—	4,798
Compensation and Benefits	682	98	680	—	1,460
Deferred Income Taxes	—	1	84	—	85
Other Long Term Liabilities	425	12	188	1	626
Total Liabilities	6,970	268	5,097	(549)	11,786
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	252	—	—	—	252
Other Equity	4,255	1,131	3,674	(4,805)	4,255
Goodyear Shareholders’ Equity	4,507	1,131	3,674	(4,805)	4,507
Minority Shareholders’ Equity — Nonredeemable	—	—	218	—	218
Total Shareholders’ Equity	4,507	1,131	3,892	(4,805)	4,725
Total Liabilities and Shareholders’ Equity	$11,477	$1,399	$8,989	$(5,354)	$16,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended March 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,767	$299	$2,302	$(669)	$3,699
Cost of Goods Sold	1,380	274	1,796	(685)	2,765
Selling, Administrative and General Expense	259	9	312	(1)	579
Rationalizations	1	—	28	—	29
Interest Expense	65	2	31	(11)	87
Other (Income) Expense	(19)	2	(4)	21	—
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	81	12	139	7	239
United States and Foreign Taxes	43	3	29	(5)	70
Equity in Earnings of Subsidiaries	128	15	—	(143)	—
Net Income (Loss)	166	24	110	(131)	169
Less: Minority Shareholders’ Net Income	—	—	3	—	3
Goodyear Net Income (Loss)	$166	$24	$107	$(131)	$166
Comprehensive Income (Loss)	$261	$28	$194	$(213)	$270
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	9	—	9
Goodyear Comprehensive Income (Loss)	$261	$28	$185	$(213)	$261

	Consolidating Statements of Operations
	Three Months Ended March 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,787	$314	$2,256	$(666)	$3,691
Cost of Goods Sold	1,330	295	1,777	(701)	2,701
Selling, Administrative and General Expense	270	10	336	(1)	615
Rationalizations	2	—	9	—	11
Interest Expense	68	3	31	(11)	91
Other (Income) Expense	(4)	1	(17)	26	6
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	121	5	120	21	267
United States and Foreign Taxes	56	(3)	26	(1)	78
Equity in Earnings of Subsidiaries	119	20	—	(139)	—
Net Income (Loss)	184	28	94	(117)	189
Less: Minority Shareholders’ Net Income	—	—	5	—	5
Goodyear Net Income (Loss)	$184	$28	$89	$(117)	$184
Comprehensive Income (Loss)	$244	$13	$155	$(156)	$256
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	12	—	12
Goodyear Comprehensive Income (Loss)	$244	$13	$143	$(156)	$244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(81)	$(4)	$(191)	$(10)	$(286)
Cash Flows from Investing Activities:
Capital Expenditures	(113)	(49)	(109)	—	(271)
Asset Dispositions	1	—	—	—	1
Short Term Securities Acquired	—	—	(11)	—	(11)
Short Term Securities Redeemed	—	—	11	—	11
Capital Contributions and Loans Incurred	(23)	—	(30)	53	—
Capital Redemptions and Loans Paid	—	—	448	(448)	—
Total Cash Flows from Investing Activities	(135)	(49)	309	(395)	(270)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	51	—	51
Short Term Debt and Overdrafts Paid	—	—	(82)	—	(82)
Long Term Debt Incurred	1,270	—	568	—	1,838
Long Term Debt Paid	(655)	—	(714)	—	(1,369)
Common Stock Issued	9	—	—	—	9
Common Stock Repurchased	(25)	—	—	—	(25)
Common Stock Dividends Paid	(25)	—	—	—	(25)
Capital Contributions and Loans Incurred	30	23	—	(53)	—
Capital Redemptions and Loans Paid	(448)	—	—	448	—
Intercompany Dividends Paid	—	—	(10)	10	—
Debt Related Costs and Other Transactions	12	—	(11)	—	1
Total Cash Flows from Financing Activities	168	23	(198)	405	398
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	20	—	20
Net Change in Cash, Cash Equivalents and Restricted Cash	(48)	(30)	(60)	—	(138)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	210	55	924	—	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Period	$162	$25	$864	$—	$1,051

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(315)	$2	$(43)	$(16)	$(372)
Cash Flows from Investing Activities:
Capital Expenditures	(116)	(16)	(123)	2	(253)
Asset Dispositions	—	—	1	—	1
Short Term Securities Acquired	—	—	(12)	—	(12)
Capital Contributions and Loans Incurred	(34)	—	(100)	134	—
Capital Redemptions and Loans Paid	25	—	—	(25)	—
Total Cash Flows from Investing Activities	(125)	(16)	(234)	111	(264)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	26	—	26
Short Term Debt and Overdrafts Paid	—	—	(2)	—	(2)
Long Term Debt Incurred	320	—	765	—	1,085
Long Term Debt Paid	(51)	—	(771)	—	(822)
Common Stock Issued	2	—	—	—	2
Common Stock Repurchased	(50)	—	—	—	(50)
Common Stock Dividends Paid	(19)	—	—	—	(19)
Capital Contributions and Loans Incurred	100	—	34	(134)	—
Capital Redemptions and Loans Paid	—	(25)	—	25	—
Intercompany Dividends Paid	—	—	(11)	11	—
Transactions with Minority Interests in Subsidiaries	—	—	(6)	—	(6)
Debt Related Costs and Other Transactions	(1)	—	(12)	3	(10)
Total Cash Flows from Financing Activities	301	(25)	23	(95)	204
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	2	26	—	28
Net Change in Cash, Cash Equivalents and Restricted Cash	(139)	(37)	(228)	—	(404)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	361	67	1,074	—	1,502
Cash, Cash Equivalents and Restricted Cash at End of the Period	$222	$30	$846	$—	$1,098

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
Results of Operations
In the first quarter of 2017, we continued to experience volatile global industry conditions, including rising raw material costs and weaker demand in some markets. We experienced mixed industry conditions in Americas, where we experienced weakening demand for original equipment (“OE”) tires in the United States but began to see signs of economic recovery in Brazil. In EMEA, we continued to pursue our strategy of focusing on more profitable segments of the market, such as larger rim diameter tires, which drove increases in price and product mix. In Asia Pacific, declines in OE sales were offset by increased replacement sales in the region.
Our first quarter of 2017 results reflect a 3.5% decrease in tire unit shipments compared to the first quarter of 2016. In the first quarter of 2017, we realized approximately $71 million of cost savings, including raw material cost saving measures of approximately $30 million, which exceeded the impact of general inflation.
Net sales in the first quarter of 2017 were $3,699 million, compared to $3,691 million in the first quarter of 2016. Net sales increased in the first quarter of 2017 due to increases in price and product mix and higher sales in other tire-related businesses, primarily related to higher prices for third-party chemical sales in Americas. These increases were partially offset by lower tire unit volumes in Americas and EMEA.
In the first quarter of 2017, Goodyear net income was $166 million, or $0.65 per share, compared to $184 million, or $0.68 per share, in the first quarter of 2016. The decrease in Goodyear net income in the first quarter of 2017 compared to the first quarter of 2016 was primarily driven by lower segment operating income and increased rationalization charges, primarily related to SAG headcount reductions in certain countries in EMEA and a plan to improve operating efficiency in EMEA.
Our total segment operating income for the first quarter of 2017 was $385 million, compared to $419 million in the first quarter of 2016. The $34 million decrease in segment operating income was due to lower volume of $34 million, primarily in Americas and EMEA, higher conversion costs of $31 million, primarily due to higher under-absorbed overhead as a result of lower production volume, primarily in Americas and EMEA, and lower income in other tire-related businesses of $9 million. These declines were partially offset by an increase in price and product mix of $47 million, which exceeded increased raw material costs of $12 million, and a $21 million decrease in selling, administrative and general expense ("SAG"), primarily related to lower advertising costs, savings from rationalization plans, and lower incentive compensation. Refer to "Results of Operations — Segment Information” for additional information.
At March 31, 2017, we had $961 million of Cash and cash equivalents as well as $3,071 million of unused availability under our various credit agreements, compared to $1,132 million and $2,970 million, respectively, at December 31, 2016. Cash and cash equivalents decreased by $171 million from December 31, 2016 due primarily to cash used for working capital of $596 million, capital expenditures of $271 million, and $50 million in common stock repurchases and dividends. These uses of cash were partially offset by net income of $169 million, which included non-cash depreciation and amortization charges of $185 million, and net borrowings of $438 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We now expect that our full-year tire unit volume for 2017 will be flat compared to 2016, and for unabsorbed fixed overhead costs to be approximately $85 million higher in 2017 compared to 2016. We continue to expect cost savings to more than offset general inflation in 2017. Based on current spot rates, we now expect foreign currency translation to negatively affect segment operating income by approximately $30 million in 2017 compared to 2016.
Based on current raw material spot prices, for the full year of 2017, we now expect our raw material costs will be approximately 20% higher than 2016, excluding raw material cost saving measures. We continue to expect those higher raw material costs to be offset by improvements in price and product mix. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.

Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2017 were $3,699 million, increasing $8 million, or 0.2%, from $3,691 million in the first quarter of 2016. Goodyear net income was $166 million, or $0.65 per share, in the first quarter of 2017, compared to $184 million, or $0.68 per share, in the first quarter of 2016.
Net sales increased in the first quarter of 2017, due primarily to increases in price and product mix of $81 million and higher sales in other tire-related businesses of $46 million, primarily related to higher prices for third-party chemical sales in Americas. These increases were partially offset by lower tire unit volume of $118 million, primarily in Americas and EMEA.
Worldwide tire unit sales in the first quarter of 2017 were 40.0 million units, decreasing 1.5 million units, or 3.5%, from 41.5 million units in the first quarter of 2016. OE tire volume decreased 1.0 million units, or 7.6%, primarily in Americas and Asia Pacific. Replacement tire volume decreased 0.5 million units, or 1.7%, primarily in EMEA.
Cost of goods sold (“CGS”) in the first quarter of 2017 was $2,765 million, increasing $64 million, or 2.4%, from $2,701 million in the first quarter of 2016. CGS increased due to higher costs in other tire-related businesses of $55 million, primarily related to third-party chemical sales in Americas, increases in product mix-related manufacturing costs of $34 million, higher conversion costs of $31 million, primarily due to increased under-absorbed overhead as a result of lower production volume in Americas and EMEA, higher raw material costs of $12 million, foreign currency translation of $5 million, and $5 million in incremental start-up costs associated with our new plant in Mexico. These increases were partially offset by lower tire volume of $84 million.
CGS in the first quarter of 2017 included pension expense of $12 million, which decreased from $13 million in the first quarter of 2016. CGS in the first quarter of 2017 included accelerated depreciation of $8 million ($5 million after-tax and minority) primarily related to our announced plan to close our manufacturing facility in Philippsburg, Germany compared to $2 million ($2 million after-tax and minority) in the first quarter of 2016 primarily related to our plan to close our Wolverhampton, U.K. facility. CGS in the first quarter of 2017 and 2016 also included incremental savings from rationalization plans of $4 million and $1 million, respectively. CGS was 74.7% of sales in the first quarter of 2017 compared to 73.2% in the first quarter of 2016.
SAG in the first quarter of 2017 was $579 million, decreasing $36 million, or 5.9%, from $615 million in the first quarter of 2016. SAG decreased primarily due to lower wages and benefits of $23 million, primarily due to lower incentive compensation, and lower advertising costs of $13 million.
SAG in the first quarter of 2017 included pension expense of $9 million, compared to $7 million in 2016. SAG in the first quarter of 2017 and 2016 also included incremental savings from rationalization plans of $9 million and $8 million, respectively. SAG was 15.7% of sales in the first quarter of 2017, compared to 16.7% in the first quarter of 2016.
We recorded net rationalization charges of $29 million ($20 million after-tax and minority) in the first quarter of 2017 and net rationalization charges of $11 million ($10 million after-tax and minority) in the first quarter of 2016. In the first quarter of 2017, we recorded charges of $23 million for rationalization actions initiated during the quarter, which primarily related to SAG headcount reductions and a plan to improve operating efficiency in EMEA. We also recorded charges of $6 million related to prior year plans, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA, and the announced plan to close our tire manufacturing facility in Philippsburg, Germany. In the first quarter of 2016, we recorded charges of $11 million for rationalization actions related to prior plans, primarily the closure of one of our manufacturing facilities in Amiens, France.
Interest expense in the first quarter of 2017 was $87 million, decreasing $4 million, or 4.4%, from $91 million in the first quarter of 2016. The decrease was due to a lower average debt balance of $5,706 million in the first quarter of 2017 as compared to $5,892 million in the first quarter of 2016, and a lower average interest rate of 6.10% in the first quarter of 2017 compared to 6.18% in the first quarter of 2016.
Other (Income) Expense in the first quarter of 2017 was $0 million, compared to $6 million of expense in the first quarter of 2016. The decrease primarily relates to redemption premiums paid in connection with the redemption of notes during the first quarter of 2016.
In the first quarter of 2017, we recorded tax expense of $70 million on income before income taxes of $239 million. The income tax expense for the three months ended March 31, 2017 was favorably impacted by $2 million ($2 million after minority interest) of various discrete tax adjustments. In the first quarter of 2016, we recorded tax expense of $78 million on income before income taxes of $267 million. Income tax expense for the three months ended March 31, 2016 was favorably impacted by $12 million ($11 million after minority interest) of discrete tax adjustments, comprised of a $7 million tax benefit for the release of a valuation allowance in Brazil due to the collection of a receivable that had previously been written off as uncollectible and $5 million of tax benefits for various other discrete tax adjustments.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to the discrete items noted above and an overall lower effective tax rate in the foreign jurisdictions in which we operate.
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
Minority shareholders’ net income in the first quarter of 2017 was $3 million, compared to $5 million in 2016.
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
Total segment operating income in the first quarter of 2017 was $385 million, decreasing $34 million, or 8.1%, from $419 million in the first quarter of 2016. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2017 was 10.4%, compared to 11.4% in the first quarter of 2016.
Americas

	Three Months Ended March 31,
				Percent
(In millions)	2017	2016	Change	Change
Tire Units	17.2	18.0	(0.8)	(4.6)%
Net Sales	$1,958	$1,951	$7	0.4%
Operating Income	214	260	(46)	(17.7)%
Operating Margin	10.9%	13.3%
Three Months Ended March 31, 2017 and 2016
Americas unit sales in the first quarter of 2017 decreased 0.8 million units, or 4.6%, to 17.2 million units. OE tire volume decreased 0.6 million units, or 12.3%, primarily in consumer OE in the United States, driven by reduced OEM production. Replacement tire volume decreased 0.2 million units, or 1.5%, primarily in consumer replacement in the United States, partially offset by an increase in Brazil. Declines in consumer replacement volumes in the United States were driven by lower volumes in 16 inch and below rim size tires, which were partially offset by volume increases in 17 inch and above rim size tires.
Net sales in the first quarter of 2017 were $1,958 million, increasing $7 million, or 0.4%, from $1,951 million in the first quarter of 2016. The increase in net sales was driven by higher sales in our other tire-related businesses of $47 million, primarily due to an increase in price for third-party sales of chemical products, and favorable foreign currency translation of $35 million, primarily in Brazil. These increases were partially offset by lower tire volume of $71 million and unfavorable price and product mix of $4 million.
Operating income in the first quarter of 2017 was $214 million, decreasing $46 million, or 17.7%, from $260 million in the first quarter of 2016. The decrease in operating income was due to unfavorable conversion costs of $23 million, primarily due to increased under-absorbed overhead resulting from lower tire production in both consumer and commercial, lower tire volume of $20 million, lower income in other tire-related businesses of $6 million, and incremental start-up costs of $5 million associated with our new plant in San Luis Potosi, Mexico. These decreases were partially offset by improved price and product mix of $4 million and lower raw material costs of $3 million. SAG included incremental savings from rationalization plans of $7 million.
Operating income in the first quarter of 2017 excluded rationalization charges of $1 million and net gains on asset sales of $1 million. Operating income in the first quarter of 2016 excluded rationalization charges of $3 million.
Europe, Middle East and Africa

	Three Months Ended March 31,
				Percent
(In millions)	2017	2016	Change	Change
Tire Units	15.5	16.2	(0.7)	(3.8)%
Net Sales	$1,239	$1,251	$(12)	(1.0)%
Operating Income	98	80	18	22.5%
Operating Margin	7.9%	6.4%
Three Months Ended March 31, 2017 and 2016
Europe, Middle East and Africa unit sales in the first quarter of 2017 decreased 0.7 million units, or 3.8%, to 15.5 million units. Replacement tire volume decreased 0.6 million units, or 4.8%, driven by lower consumer replacement volumes in 16 inch and below rim size tires, primarily due to the Company's strategy to reduce exposure at the lower end of the market, which has been influenced by increased competition, including low-cost imports. This decrease was partially offset by volume increases in 17 inch and above rim size tires. OE tire volume decreased 0.1 million units, or 1.4%, primarily in our consumer business.
Net sales in the first quarter of 2017 were $1,239 million, decreasing $12 million, or 1.0%, from $1,251 million in the first quarter of 2016. Net sales decreased due to lower tire unit volume of $47 million and unfavorable foreign currency translation of $33 million, mainly driven by the devaluation of the euro. These decreases were partially offset by improvements in price and product mix of $68 million driven primarily by increased sales of larger rim size tires.
Operating income in the first quarter of 2017 was $98 million, increasing $18 million, or 22.5%, from $80 million in the first quarter of 2016. Operating income increased primarily due to improvements in price and product mix of $27 million, which more than offset increased raw material costs of $4 million, and lower SAG of $21 million, driven by lower advertising costs and incentive compensation. These increases were partially offset by lower tire unit volume of $13 million, higher conversion costs of $9 million, due to increased under-absorbed overhead resulting from lower tire production volumes, and unfavorable foreign currency translation of $5 million. SAG and conversion costs included incremental savings from rationalization plans of $2 million and $4 million, respectively, primarily related to plans initiated to streamline operations and reduce complexity across EMEA.
Operating income in the first quarter of 2017 excluded net rationalization charges of $27 million, primarily related to rationalization plans initiated to streamline operations and reduce complexity across EMEA, and accelerated depreciation of $8 million, primarily related to the announced plan to close our tire manufacturing facility in Philippsburg, Germany. Operating income in the first quarter of 2016 excluded net rationalization charges of $8 million, primarily related to the closure of one of our Amiens, France manufacturing facilities, and accelerated depreciation charges of $2 million related to the closure of our Wolverhampton, U.K. mixing and retreading facility.
Asia Pacific

	Three Months Ended March 31,
				Percent
(In millions)	2017	2016	Change	Change
Tire Units	7.3	7.3	—	(0.2)%
Net Sales	$502	$489	$13	2.7%
Operating Income	73	79	(6)	(7.6)%
Operating Margin	14.5%	16.2%

Three Months Ended March 31, 2017 and 2016
Asia Pacific unit sales in the first quarter of 2017 were consistent with the first quarter of 2016 at 7.3 million units. Replacement tire volume increased 0.3 million units, or 6.8%, primarily in the consumer business due to growth in China. OE tire volume decreased 0.3 million units, or 9.2%, primarily related to reduced consumer OE demand in China.
Net sales in the first quarter of 2017 were $502 million, increasing $13 million, or 2.7%, from $489 million in the first quarter of 2016. Net sales increased by $17 million due to higher price and product mix, primarily related to the growth of the consumer replacement business in China. This increase was partially offset by lower sales in other tire-related businesses of $2 million and unfavorable foreign currency translation of $2 million, primarily related to the strengthening of the U.S. dollar against the Chinese yuan which more than offset favorable currency translation of the Australian dollar.
Operating income in the first quarter of 2017 was $73 million, decreasing $6 million, or 7.6%, from $79 million in the first quarter of 2016. Operating income decreased due to lower income in other tire-related businesses of $4 million and a decrease of $5 million in several other drivers, which included a decrease in incentives received for the expansion of our factory in China, lower tire volume, higher SAG and unfavorable foreign currency translation. These decreases were partially offset by higher price and product mix of $16 million, which more than offset the effect of higher raw material costs of $11 million.
Operating income in the first quarter of 2017 excluded net rationalization charges of $1 million. Operating income in the first quarter of 2016 excluded net gains on asset sales of $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At March 31, 2017, we had $961 million in Cash and cash equivalents, compared to $1,132 million at December 31, 2016. For the three months ended March 31, 2017, net cash used by operating activities was $286 million, primarily driven by cash used for working capital of $596 million, that was partially offset by net income of $169 million, which included non-cash charges for depreciation and amortization of $185 million. Net cash used in investing activities was $270 million, reflecting capital expenditures of $271 million. Net cash provided by financing activities was $398 million, primarily due to net borrowings of $438 million, partially offset by cash used for common stock repurchases and dividends of $50 million.
At March 31, 2017, we had $3,071 million of unused availability under our various credit agreements, compared to $2,970 million at December 31, 2016. The table below presents unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2017	2016
First lien revolving credit facility	$1,509	$1,506
European revolving credit facility	587	579
Chinese credit facilities	225	252
Other foreign and domestic debt	452	319
Notes payable and overdrafts	298	314
	$3,071	$2,970
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2017, approximately $751 million of net assets, including $198 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used by operating activities was $286 million in the first three months of 2017, compared to $372 million in the first three months of 2016.
Net cash used by operating activities in the first three months of 2017 decreased compared to 2016 primarily due to a decrease of $169 million in cash used for accounts payable, primarily related to the timing of current year payments, with recent raw material price increases being included in Accounts Payable-Trade on the balance sheet at March 31, 2017. Lower compensation and benefits of $39 million also benefited the first three months of 2017, driven by lower incentive compensation. These positive impacts to cash flows from operating activities were partially offset by increased uses of cash for inventories and accounts receivable, reflecting the impact of higher raw material prices on our costs and pricing.
Investing Activities
Net cash used in investing activities was $270 million in the first three months of 2017, compared to $264 million in the first three months of 2016. Capital expenditures were $271 million in the first three months of 2017, compared to $253 million in the first three months of 2016. Beyond expenditures required to sustain our facilities, capital expenditures in 2017 and 2016 primarily related to the construction of a new manufacturing facility in Mexico and investments in additional capacity around the world.
Financing Activities
Net cash provided by financing activities was $398 million in the first three months of 2017, compared to $204 million in the first three months of 2016. Financing activities in 2017 included net borrowings of $438 million, which were partially offset by common stock repurchases of $25 million and dividends on our common stock of $25 million. Financing activities in 2016 included net borrowings $287 million, common stock repurchases of $50 million and dividends on our common stock of $19 million.
Credit Sources
In aggregate, we had total credit arrangements of $9,057 million available at March 31, 2017, of which $3,071 million were unused, compared to $8,491 million available at December 31, 2016, of which $2,970 million were unused. At March 31, 2017, we had long term credit arrangements totaling $8,542 million, of which $2,773 million were unused, compared to $7,932 million and $2,656 million, respectively, at December 31, 2016. At March 31, 2017, we had short term committed and uncommitted credit arrangements totaling $515 million, of which $298 million were unused, compared to $559 million and $314 million, respectively, at December 31, 2016. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.

Outstanding Notes
At March 31, 2017, we had $3,991 million of outstanding notes, compared to $3,287 million at December 31, 2016.
$700 million 4.875% Senior Notes due 2027
In March 2017, we issued $700 million in aggregate principal amount of 4.875% senior notes due 2027. On April 14, 2017, we issued a redemption notice to redeem in full our $700 million 7% senior notes due 2022 on May 15, 2017 at a redemption price of 103.5% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. The transaction is expected to result in cash charges of $25 million for the redemption premium. We also expect to record $6 million of expense for the write-off of deferred financing fees as a result of the redemption. We intend to use the proceeds of the offering of our $700 million 4.875% senior notes due 2027, together with cash and cash equivalents, to effect the redemption.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2017, our borrowing base, and therefore our availability, under the facility was $451 million below the facility's stated amount of $2.0 billion. Amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At March 31, 2017, we had no borrowings and $40 million of letters of credit issued under the revolving credit facility. At December 31, 2016, we had $85 million borrowings and $40 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At March 31, 2017, we had $249 million in letters of credit issued under these agreements.
Amended and Restated Second Lien Term Loan Facility due 2019
On March 7, 2017, we amended our second lien term loan facility. As a result of the amendment, the term loan now bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). After March 7, 2017 and prior to September 3, 2017, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected. In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
At March 31, 2017 and December 31, 2016, the amounts outstanding under this facility were $399 million.
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
At March 31, 2017 and December 31, 2016, we had no borrowings and no letters of credit issued under the European revolving credit facility.
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

Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2016 to October 15, 2017, the designated maximum amount of the facility is €320 million.
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
At March 31, 2017, the amounts available and utilized under this program totaled $185 million (€173 million). At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. For the period January 1, 2016 to June 30, 2017, the designated maximum amount of the facility is 60 million Australian dollars. Availability under this program is based on eligible receivable balances. At March 31, 2017, the amounts available and utilized under this program were $30 million (AUD 39 million) and $12 million (AUD 16 million), respectively. At December 31, 2016, the amounts available and utilized under this program were $28 million (AUD 39 million) and $12 million (AUD 16 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first three months of 2017. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2017, the gross amount of receivables sold was $440 million, compared to $502 million at December 31, 2016.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at March 31, 2017 and December 31, 2016.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, please refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2016 Form 10-K and Note to the Consolidated Financial Statements No. 7, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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

We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2017, our availability under this facility of $1,509 million, plus our Available Cash of $143 million, totaled $1,652 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2017, we were in compliance with this financial covenant.
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
At March 31, 2017, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first three months of 2017, we paid cash dividends of $25 million on our common stock. On April 10, 2017, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.10 per share of common stock, or approximately

$25 million in the aggregate. The dividend will be paid on June 1, 2017 to stockholders of record as of the close of business on May 1, 2017. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first quarter of 2017, we repurchased 696,494 shares at an average price, including commissions, of $35.89 per share, or $25 million in the aggregate. Since 2013, we repurchased 31,910,604 shares at an average price, including commissions, of $29.41 per share, or $938 million in the aggregate.
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

FORWARD-LOOKING INFORMATION — SAFE HARBOR STATEMENT
Certain information in this Form 10-Q (other than historical data and information) may constitute forward-looking statements regarding events and trends that may affect our future operating results and financial position. The words “estimate,” “expect,” “intend” and “project,” as well as other words or expressions of similar meaning, are intended to identify forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Such statements are based on current expectations and assumptions, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including:

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2017, 27% of our debt was at variable interest rates averaging 6.10%.
The following table presents information about long term fixed rate debt, excluding capital leases, at March 31, 2017:

(In millions)
Carrying amount — liability	$4,209
Fair value — liability	4,359
Pro forma fair value — liability	4,513
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2017, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at March 31, 2017:

(In millions)
Fair value — asset (liability)	$(2)
Pro forma decrease in fair value	(153)
Contract maturities	4/17 - 1/19
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2017, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at March 31, 2017 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$12
Other current liabilities	(15)

Long Term asset (liability):
Other assets	1

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the period ended December 31, 2016, we were one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 64,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2017, approximately 600 new claims were filed against us and approximately 3,300 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2017 was $2 million. At March 31, 2017, there were approximately 61,700 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2016 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2016 Form 10-K for a discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
1/1/17-1/31/17	—	$—	—	$186,647,180
2/1/17-2/28/17	119,893	35.95	119,893	1,182,337,099
3/1/17-3/31/17	576,601	35.88	576,601	1,161,647,202
Total	696,494	35.89	696,494	1,161,647,202

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended March 31, 2017, we repurchased 696,494 shares at an average price, including commissions, of $35.89 per share, or $25 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 46, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 28, 2017	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2017
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

3	Articles of Incorporation and By-Laws

(a)
Code of Regulations of The Goodyear Tire & Rubber Company, adopted November 22, 1955, and as most recently amended on February 28, 2017 (incorporated by reference, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 6, 2017, File No. 1-1927).

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Sixth Supplemental Indenture, dated as of March 7, 2017, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, in respect of the Company’s 4.875% Senior Notes due 2027 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed March 7, 2017, File No. 1-1927).

10	Material Contracts

(a)	Second Amendment, dated as of March 7, 2017, to the Amended and Restated Second Lien Credit Agreement, dated as of April 19, 2012, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10.1

(b)	Reaffirmation Agreement, dated as of March 7, 2017, related to the Second Lien Guarantee and Collateral Agreement, dated as of April 8, 2005, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10.2

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101