Form 10-Q
period 2017-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2017-07-28
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2017:	251,763,670

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Net Sales	$3,686	$3,879	$7,385	$7,570
Cost of Goods Sold	2,792	2,813	5,557	5,514
Selling, Administrative and General Expense	583	593	1,162	1,208
Rationalizations (Note 2)	27	48	56	59
Interest Expense	89	104	176	195
Other (Income) Expense (Note 3)	5	20	5	26
Income before Income Taxes	190	301	429	568
United States and Foreign Taxes Expense (Note 4)	36	93	106	171
Net Income	154	208	323	397
Less: Minority Shareholders’ Net Income	7	6	10	11
Goodyear Net Income	$147	$202	$313	$386
Goodyear Net Income — Per Share of Common Stock
Basic	$0.58	$0.76	$1.24	$1.45
Weighted Average Shares Outstanding (Note 5)	252	264	252	266
Diluted	$0.58	$0.75	$1.23	$1.43
Weighted Average Shares Outstanding (Note 5)	256	268	256	269

Cash Dividends Declared Per Common Share	$0.10	$0.07	$0.20	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Net Income	$154	$208	$323	$397
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $16 and $19 in 2017 (($3) and $14 in 2016)	50	(53)	134	7
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $11 and $21 in 2017 ($8 and $16 in 2016)	19	16	39	32
(Increase)/Decrease in net actuarial losses, net of tax of $0 and $1 in 2017 ($1 and $0 in 2016)	(1)	1	3	1
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2017 and 2016	—	15	—	15
Deferred derivative gains and losses, net of tax of ($5) and ($7) in 2017 ($1 and $0 in 2016)	(8)	9	(14)	3
Reclassification adjustment for amounts recognized in income, net of tax of $0 and ($1) in 2017 (($1) and ($2) in 2016)	(2)	(5)	(3)	(8)
Other Comprehensive Income (Loss)	58	(17)	159	50
Comprehensive Income	212	191	482	447
Less: Comprehensive Income Attributable to Minority Shareholders	14	1	23	13
Goodyear Comprehensive Income	$198	$190	$459	$434
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2017	2016
Assets:
Current Assets:
Cash and Cash Equivalents	$903	$1,132
Accounts Receivable, less Allowance — $113 ($101 in 2016)	2,309	1,769
Inventories:
Raw Materials	560	436
Work in Process	145	131
Finished Products	2,479	2,060
	3,184	2,627
Prepaid Expenses and Other Current Assets	236	190
Total Current Assets	6,632	5,718
Goodwill	571	535
Intangible Assets	137	136
Deferred Income Taxes (Note 4)	2,361	2,414
Other Assets	700	668
Property, Plant and Equipment, less Accumulated Depreciation — $9,662 ($9,125 in 2016)	7,245	7,040
Total Assets	$17,646	$16,511

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,774	$2,589
Compensation and Benefits (Notes 9 and 10)	567	584
Other Current Liabilities	1,055	963
Notes Payable and Overdrafts (Note 7)	238	245
Long Term Debt and Capital Leases due Within One Year (Note 7)	435	436
Total Current Liabilities	5,069	4,817
Long Term Debt and Capital Leases (Note 7)	5,403	4,798
Compensation and Benefits (Notes 9 and 10)	1,408	1,460
Deferred Income Taxes (Note 4)	86	85
Other Long Term Liabilities	535	626
Total Liabilities	12,501	11,786
Commitments and Contingent Liabilities (Note 11)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 252 million in 2017 and 2016 after deducting 26 million treasury shares in 2017 and 2016	252	252
Capital Surplus	2,638	2,645
Retained Earnings	6,071	5,808
Accumulated Other Comprehensive Loss	(4,052)	(4,198)
Goodyear Shareholders’ Equity	4,909	4,507
Minority Shareholders’ Equity — Nonredeemable	236	218
Total Shareholders’ Equity	5,145	4,725
Total Liabilities and Shareholders’ Equity	$17,646	$16,511
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2017	2016
Cash Flows from Operating Activities:
Net Income	$323	$397
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	387	355
Amortization and Write-Off of Debt Issuance Costs	14	20
Provision for Deferred Income Taxes	45	87
Net Pension Curtailments and Settlements	1	14
Net Rationalization Charges (Note 2)	56	59
Rationalization Payments	(54)	(52)
Net (Gains) Losses on Asset Sales (Note 3)	(13)	(1)
Pension Contributions and Direct Payments	(45)	(48)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(470)	(417)
Inventories	(482)	(176)
Accounts Payable — Trade	190	(93)
Compensation and Benefits	(67)	(104)
Other Current Liabilities	27	(68)
Other Assets and Liabilities	(97)	(40)
Total Cash Flows from Operating Activities	(185)	(67)
Cash Flows from Investing Activities:
Capital Expenditures	(497)	(466)
Asset Dispositions (Note 3)	2	1
Short Term Securities Acquired	(43)	(34)
Short Term Securities Redeemed	43	23
Other Transactions	(3)	—
Total Cash Flows from Investing Activities	(498)	(476)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	290	124
Short Term Debt and Overdrafts Paid	(303)	(36)
Long Term Debt Incurred	3,456	3,283
Long Term Debt Paid	(2,905)	(2,931)
Common Stock Issued	11	3
Common Stock Repurchased (Note 12)	(30)	(150)
Common Stock Dividends Paid (Note 12)	(50)	(38)
Transactions with Minority Interests in Subsidiaries	(5)	(7)
Debt Related Costs and Other Transactions	(38)	(76)
Total Cash Flows from Financing Activities	426	172
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	37	22
Net Change in Cash, Cash Equivalents and Restricted Cash	(220)	(349)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,189	1,502
Cash, Cash Equivalents and Restricted Cash at End of the Period	$969	$1,153
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
Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2017.
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
Effective January 1, 2017, we early adopted an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. As a result of the adoption, premiums for debt extinguishment of $53 million were reclassified from Operating Activities to Financing Activities in the statement of cash flows for the six months ended June 30, 2016. The other seven specific cash flow issues were either not applicable to Goodyear or the treatment has not changed from our current practice.
Effective January 1, 2017, we early adopted an accounting standards update with new guidance on the presentation of restricted cash in the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The restricted cash balances as of June 30, 2017, December 31, 2016, and June 30, 2016 were $66 million, $57 million and $15 million, respectively.
Recently Issued Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update with new guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires the application of modification accounting if the value, vesting conditions or classification of the award changes. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.
In March 2017, the FASB issued an accounting standards update intended to improve the financial statement presentation of pension and postretirement benefits cost. The standards update requires employers that offer defined benefit pension or other postretirement benefit plans to report service cost in the same income statement line as compensation costs and to report non-service related costs separately from service cost outside a sub-total of income from operations, if one is presented. Currently, the Company records both service and non-service related costs in selling, administrative and general expense ("SAG") and cost of goods sold ("CGS"), as appropriate. In addition, the new guidance allows only service cost to be capitalized. The standards update

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is effective retrospectively for the financial statement presentation of benefits cost and prospectively for the capitalization of service cost, for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted.
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
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued several amendments which provide clarification, additional guidance, practical expedients and technical corrections. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The standard permits the use of either a retrospective or modified retrospective application. We intend to use the modified retrospective approach.  The adoption of this standards update is not expected to have a material impact on our consolidated financial statements. We will continue our evaluation of the standards update through the date of adoption, including assessing the impact of required new disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

(In millions)	June 30,
	2017	2016
Cash and Cash Equivalents	$903	$1,138
Restricted Cash	66	15
Total Cash, Cash Equivalents and Restricted Cash	$969	$1,153

Restricted Cash, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, primarily represents amounts required to be set aside in connection with accounts receivable factoring programs and funds obtained under certain Chinese credit facilities for plant expansion in China.  The restrictions lapse when cash from factored accounts receivable are remitted to the purchaser of those receivables or when funds are used for plant expansion expenditures, respectively.
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
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2016	$214	$5	$219
2017 Charges	45	13	58
Incurred, including net Foreign Currency Translation of $15 million and $0 million, respectively	(27)	(13)	(40)
Reversed to the Statements of Operations	(2)	—	(2)
Balance at June 30, 2017	$230	$5	$235
Rationalization actions accrued at June 30, 2017 include $128 million related to the closure of our tire manufacturing facility in Philippsburg, Germany. The closure is in furtherance of our strategy to capture the growing demand for premium, large-rim diameter tires in part by reducing excess capacity in declining, less profitable segments of the tire market. The closure will result in approximately 890 job reductions. Approximately $120 million of the accrued charges related to the closure are expected to be paid during the second half of 2017 with the remainder paid in 2018.
The remainder of the accrual balance at June 30, 2017 is expected to be substantially utilized within the next 12 months and includes $36 million related to manufacturing headcount reductions in certain countries in Europe, Middle East and Africa ("EMEA"), $18 million related to a SAG headcount reduction plan in certain countries in EMEA, and $17 million related to a separate global plan to reduce SAG headcount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2017	2016	2017	2016
Current Year Plans
Associate Severance and Other Related Costs	$2	$43	$25	$43
Other Exit and Non-Cancelable Lease Costs	1	—	1	—
Current Year Plans - Net Charges	$3	$43	$26	$43

Prior Year Plans
Associate Severance and Other Related Costs	$17	$6	$17	$10
Benefit Plan Curtailment Loss (Gain)	—	(1)	—	(1)
Other Exit and Non-Cancelable Lease Costs	7	—	13	7
Prior Year Plans - Net Charges	24	5	30	16
Total Net Charges	$27	$48	$56	$59

Asset Write-off and Accelerated Depreciation Charges	$21	$5	$29	$7
Substantially all of the new charges for the three and six months ended June 30, 2017 and 2016 related to future cash outflows. Net current year plan charges for the three and six months ended June 30, 2017 include charges of $2 million and $19 million, respectively, related to SAG headcount reductions in certain countries in EMEA and $1 million and $7 million, respectively, related to a plan to improve operating efficiency in EMEA. Net current year plan charges for the three and six months ended June 30, 2016 primarily related to manufacturing headcount reductions in EMEA to improve operating efficiency. In addition, we initiated a plan to reduce SAG headcount globally.
Net prior year plan charges for the three and six months ended June 30, 2017 include $18 million and $20 million, respectively, related to the closure of our tire manufacturing facility in Philippsburg, Germany, and charges of $2 million and $5 million, respectively, related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. Net prior year plan charges for the three and six months ended June 30, 2016 include charges of $3 million and $9 million, respectively, for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France.
Net charges for the three and six months ended June 30, 2017 included reversals of $1 million and $2 million, respectively, for actions no longer needed for their originally intended purposes. Ongoing rationalization plans had approximately $595 million in charges incurred prior to 2017 and approximately $80 million is expected to be incurred in future periods.
Approximately 300 associates will be released under new plans initiated in 2017, of which approximately 50 were released through June 30, 2017. In the first six months of 2017, approximately 200 associates were released under plans initiated in prior years. In July 2017, in connection with the closure of our tire manufacturing facility in Philippsburg, Germany, approximately 600 associates were released, and approximately 1,100 associates remain to be released under all ongoing rationalization plans.
Approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form 10-Q.
Accelerated depreciation charges for the three and six months ended June 30, 2017 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. Accelerated depreciation charges for the three and six months ended June 30, 2016 primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility. Asset write-off and accelerated depreciation charges for all periods were recorded in CGS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Financing fees and financial instruments	$32	$52	$40	$68
Royalty income	(11)	(10)	(16)	(14)
Net (gains) losses on asset sales	(12)	—	(13)	(1)
Interest income	(3)	(4)	(7)	(8)
Net foreign currency exchange (gains) losses	(2)	(1)	(3)	(3)
General and product liability expense (income) - discontinued products	1	(14)	3	(16)
Miscellaneous (income) expense	—	(3)	1	—
	$5	$20	$5	$26
Financing fees and financial instruments consist of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments for the three and six months ended June 30, 2017 include a redemption premium of $25 million related to the redemption of our $700 million 7% senior notes due 2022. Financing fees and financial instruments for the three and six months ended June 30, 2016 include redemption premiums of $44 million and $53 million, respectively, related to the redemption of our $900 million 6.5% senior notes due 2021 in June 2016 and our €250 million 6.75% senior notes due 2019 in January 2016.
Net (gains) losses on asset sales for the three and six months ended June 30, 2017 include a gain of $6 million related to the sale of a former wire plant site in Luxembourg.
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
Also, included in Other (Income) Expense is royalty income which is derived primarily from licensing arrangements related to divested businesses as well as other licensing arrangements, interest income which primarily consists of amounts earned on cash deposits, and net foreign currency exchange (gains) and losses.
NOTE 4. INCOME TAXES
In the second quarter of 2017, we recorded tax expense of $36 million on income before income taxes of $190 million. For the first six months of 2017, we recorded tax expense of $106 million on income before income taxes of $429 million. Income tax expense for the three and six months ended June 30, 2017 was favorably impacted by $9 million and $11 million of various discrete tax adjustments, respectively. In the second quarter of 2016, we recorded tax expense of $93 million on income before income taxes of $301 million. For the first six months of 2016, we recorded tax expense of $171 million on income before income taxes of $568 million. Income tax expense for the three and six months ended June 30, 2016 was unfavorably impacted by $3 million and favorably impacted by $9 million of various discrete tax adjustments, respectively.
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
We are open to examination in the United States for 2016 and in Germany from 2013 onward. Generally, for our remaining tax jurisdictions, years from 2012 onward are still open to examination.
NOTE 5. EARNINGS PER SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Earnings per share — basic:
Goodyear net income	$147	$202	$313	$386
Weighted average shares outstanding	252	264	252	266
Earnings per common share — basic	$0.58	$0.76	$1.24	$1.45

Earnings per share — diluted:
Goodyear net income	$147	$202	$313	$386
Weighted average shares outstanding	252	264	252	266
Dilutive effect of stock options and other dilutive securities	4	4	4	3
Weighted average shares outstanding — diluted	256	268	256	269
Earnings per common share — diluted	$0.58	$0.75	$1.23	$1.43
Weighted average shares outstanding - diluted for the three and six months ended June 30, 2017 and 2016 exclude approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Sales:
Americas	$2,029	$2,090	$3,987	$4,041
Europe, Middle East and Africa	1,114	1,261	2,353	2,512
Asia Pacific	543	528	1,045	1,017
Net Sales	$3,686	$3,879	$7,385	$7,570
Segment Operating Income:
Americas	$213	$291	$427	$551
Europe, Middle East and Africa	77	148	175	228
Asia Pacific	71	92	144	171
Total Segment Operating Income	$361	$531	$746	$950
Less:
Rationalizations	$27	$48	$56	$59
Interest expense	89	104	176	195
Other (income) expense (Note 3)	5	20	5	26
Asset write-offs and accelerated depreciation	21	5	29	7
Corporate incentive compensation plans	12	14	27	40
Pension curtailments/settlements	—	14	—	14
Intercompany profit elimination	(2)	3	(5)	5
Retained expenses of divested operations	3	5	6	10
Other	16	17	23	26
Income before Income Taxes	$190	$301	$429	$568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Rationalizations:
Americas	$1	$1	$2	$4
Europe, Middle East and Africa	26	45	53	53
Asia Pacific	—	1	1	1
Total Segment Rationalizations	$27	$47	$56	$58
Corporate	—	1	—	1
	$27	$48	$56	$59

Net (Gains) Losses on Asset Sales:
Americas	$(2)	$—	$(3)	$—
Europe, Middle East and Africa	(10)	—	(10)	—
Asia Pacific	—	—	—	(1)
Total Segment Asset Sales	$(12)	$—	$(13)	$(1)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$21	$5	$29	$7
Total Segment Asset Write-offs and Accelerated Depreciation	$21	$5	$29	$7
NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2017, we had total credit arrangements of $8,559 million, of which $2,440 million were unused. At that date, 38% of our debt was at variable interest rates averaging 4.78%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2017, we had short term committed and uncommitted credit arrangements totaling $591 million, of which $353 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2017	2016
Notes payable and overdrafts	$238	$245
Weighted average interest rate	5.19%	6.18%

Chinese credit facilities	$141	$146
Other domestic and foreign debt (including capital leases)	294	290
Long term debt and capital leases due within one year	$435	$436
Weighted average interest rate	8.46%	9.39%
Total obligations due within one year	$673	$681
Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2017, we had long term credit arrangements totaling $7,968 million, of which $2,087 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2017		December 31, 2016
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$274		$273
7% due 2022	—		700
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	285		264
5% due 2026	900		900
4.875% due 2027	700		—
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	420	2.44%	85	1.98%
Second lien term loan facility due 2019	399	3.12%	399	3.75%
€550 million revolving credit facility due 2020	245	1.75%	—	—
Pan-European accounts receivable facility	160	0.96%	198	0.98%
Chinese credit facilities	276	4.77%	315	4.68%
Other foreign and domestic debt(1)	1,035	7.58%	951	9.14%
	5,844		5,235
Unamortized deferred financing fees	(45)		(42)
	5,799		5,193
Capital lease obligations	39		41
	5,838		5,234
Less portion due within one year	(435)		(436)
	$5,403		$4,798
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
$700 million 7% Senior Notes due 2022
In May 2017, we used the proceeds from the $700 million 4.875% senior notes due 2027, together with cash and cash equivalents, to redeem in full our $700 million 7% senior notes due 2022, which included the payment of a $25 million redemption premium plus accrued and unpaid interest to the redemption date. We also recorded $6 million of expense for the write-off of deferred financing fees as a result of the redemption.
CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Our obligations under the facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries. Our obligations under the facility and our subsidiaries' obligations under the related guarantees are secured by first priority security interests in a variety of collateral. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of June 30, 2017, our borrowing base, and therefore our availability, under this facility was $348 million below the facility's stated amount of $2.0 billion.
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
At June 30, 2017, we had $420 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility.
Amended and Restated Second Lien Term Loan Facility due 2019
In March 2017, we amended our second lien term loan facility. As a result of the amendment, the term loan now bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). After March 7, 2017 and prior to September 3, 2017, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected. In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
Our obligations under our second lien term loan facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility.
At June 30, 2017 and December 31, 2016, the amounts outstanding under this facility were $399 million.
€550 million Amended and Restated Senior Secured European Revolving Credit Facility due 2020
Our amended and restated €550 million European revolving credit facility consists of (i) a €125 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €425 million all-borrower tranche that is available to Goodyear Dunlop Tires Europe B.V. ("GDTE"), GDTG and Goodyear Dunlop Tires Operations S.A. Up to €150 million of swingline loans and €50 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under this facility will bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
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
At June 30, 2017, there were $142 million (€125 million) of borrowings outstanding under the German tranche and there were $103 million (€90 million) of borrowings outstanding under the all-borrower tranche. At December 31, 2016, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at June 30, 2017 and December 31, 2016.
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
At June 30, 2017, the amounts available and utilized under this program totaled $160 million (€140 million). At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. From July 1, 2016 to December 31, 2017, the designated maximum amount of the facility is 60 million Australian dollars. At June 30, 2017, the amounts available and utilized under this program were $28 million (AUD 37 million) and $13 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(AUD 17 million), respectively. At December 31, 2016, the amounts available and utilized under this program were $28 million (AUD 39 million) and $12 million (AUD 16 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2016 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2017, the gross amount of receivables sold was $467 million, compared to $502 million at December 31, 2016.
Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At June 30, 2017, these non-revolving credit facilities had total unused availability of $224 million and can only be used to finance the expansion of our manufacturing facility in China. At June 30, 2017 and December 31, 2016, the amounts outstanding under these facilities were $276 million and $315 million, respectively. The facilities ultimately mature in 2025 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At June 30, 2017 and December 31, 2016, restricted cash related to funds obtained under these credit facilities was $18 million and $8 million, respectively.
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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2017	2016
Fair Values — Current asset (liability):
Accounts receivable	$4	$30
Other current liabilities	(39)	(18)
At June 30, 2017 and December 31, 2016, these outstanding foreign currency derivatives had notional amounts of $1,236 million and $1,812 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $41 million and $45 million for the three and six months ended June 30, 2017, respectively, and net transaction gains on derivatives of $5 million and net transaction losses on derivatives of $18 million for the three and six months ended June 30, 2016, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2017	2016
Fair Values — Current asset (liability):
Accounts receivable	$—	$9
Other current liabilities	(7)	—
Fair Values — Long term asset (liability):
Other assets	$—	$2
Other long term liabilities	(1)	—
At June 30, 2017 and December 31, 2016, these outstanding foreign currency derivatives had notional amounts of $215 million and $293 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2017	2016	2017	2016
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$13	$(6)	$21	$1
Amount of deferred (gain) loss reclassified from AOCL into CGS	(2)	(1)	(4)	(6)
Amounts excluded from effectiveness testing	—	(1)	(1)	(1)
The estimated net amount of deferred gains at June 30, 2017 that are expected to be reclassified to earnings within the next twelve months is $8 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Assets:
Investments	$10	$9	$10	$9	$—	$—	$—	$—
Foreign Exchange Contracts	4	41	—	—	4	41	—	—
Total Assets at Fair Value	$14	$50	$10	$9	$4	$41	$—	$—

Liabilities:
Foreign Exchange Contracts	$47	$18	$—	$—	$47	$18	$—	$—
Total Liabilities at Fair Value	$47	$18	$—	$—	$47	$18	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2017 and December 31, 2016.

	June 30,	December 31,
(In millions)	2017	2016
Fixed Rate Debt:
Carrying amount — liability	$3,586	$3,514
Fair value — liability	3,773	3,669

Variable Rate Debt:
Carrying amount — liability	$2,213	$1,679
Fair value — liability	2,198	1,678
Long term debt with a fair value of $3,856 million and $3,804 million at June 30, 2017 and December 31, 2016, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt is categorized within the Level 2 hierarchy and approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Service cost	$1	$1	$2	$2
Interest cost	41	40	81	82
Expected return on plan assets	(61)	(63)	(121)	(127)
Amortization of net losses	28	27	56	54
Net periodic pension cost	9	5	18	11
Net curtailments/settlements/termination benefits	1	—	1	—
Total defined benefit pension cost	$10	$5	$19	$11

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Service cost	$8	$8	$15	$15
Interest cost	18	21	35	41
Expected return on plan assets	(20)	(24)	(39)	(46)
Amortization of net losses	8	7	16	14
Net periodic pension cost	14	12	27	24
Net curtailments/settlements/termination benefits	—	13	—	13
Total defined benefit pension cost	$14	$25	$27	$37

During the second quarter of 2016, annuities were purchased from existing plan assets to settle $41 million in obligations of one of our U.K. pension plans which resulted in a settlement charge of $14 million.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2017. For the three and six months ended June 30, 2017, we contributed $13 million and $27 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2017 and 2016 was $28 million and $29 million, respectively, and for the six months ended June 30, 2017 and 2016 was $58 million and $63 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended June 30, 2017 and 2016 was $1 million and $7 million, respectively, and for the six months ended June 30, 2017 and 2016 was $3 million and $13 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.7 million stock options, 0.1 million restricted stock units and 0.2 million performance share units during the six months ended June 30, 2017 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the six months ended June 30, 2017 were $35.26 and $12.08, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 7.2 years
Interest rate: 2.13%
Volatility: 33.63%
Dividend yield: 1.13%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $35.25 for restricted stock units and $36.78 for performance share units granted during the six months ended June 30, 2017.
We recognized stock-based compensation expense of $6 million and $12 million during the three and six months ended June 30, 2017, respectively. At June 30, 2017, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $36 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022. We recognized stock-based compensation expense of $4 million and $11 million during the three and six months ended June 30, 2016, respectively.
Stock based awards are made pursuant to stock compensation plans that are approved by our shareholders. The 2017 Performance Plan was adopted by our shareholders on April 10, 2017 and will expire on April 9, 2027 unless earlier terminated. The 2017 Performance Plan replaced the 2013 Performance Plan, which was terminated on April 10, 2017, except with respect to outstanding awards.
NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $52 million and $55 million at June 30, 2017 and December 31, 2016, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $19 million and $21 million was included in Other Current Liabilities at June 30, 2017 and December 31, 2016, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $249 million and $248 million for anticipated costs related to workers’ compensation at June 30, 2017 and December 31, 2016, respectively. Of these amounts, $44 million and $48 million was included in Current Liabilities as part of Compensation and Benefits at June 30, 2017 and December 31, 2016, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2017 and December 31, 2016, the liability was discounted using a risk-free rate of return. At June 30, 2017, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Product Liability and Other Litigation
We have recorded liabilities totaling $329 million and $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2017 and December 31, 2016, respectively. Of these amounts, $54 million and $49 million was included in Other Current Liabilities at June 30, 2017 and December 31, 2016, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2017, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $28 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 126,700 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $525 million through June 30, 2017 and $517 million through December 31, 2016.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2017	December 31, 2016
Pending claims, beginning of period	64,400	67,400
New claims filed	1,000	1,900
Claims settled/dismissed	(4,000)	(4,900)
Pending claims, end of period	61,400	64,400
Payments (1)	$4	$20
(1) Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $175 million and $171 million at June 30, 2017 and December 31, 2016, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $126 million and $123 million at June 30, 2017 and December 31, 2016, respectively. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million was included in Current Assets as part of Accounts Receivable at June 30, 2017 and December 31, 2016. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2016, we had approximately $430 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements.  We also had additional unsettled excess level

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €118 million ($135 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $39 million and $40 million at June 30, 2017 and December 31, 2016, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We also generally do not require collateral in connection with the issuance of these guarantees. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2017, this guarantee amount has been reduced to $38 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 12. CAPITAL STOCK
Dividends
In the first six months of 2017, we paid cash dividends of $50 million on our common stock. On July 12, 2017, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.10 per share of common stock, or approximately $25 million in the aggregate. The dividend will be paid on September 1, 2017 to stockholders of record as of the close of business on August 1, 2017. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter of 2017, we repurchased 146,626 shares at an average price, including commissions, of $35.17 per share, or $5 million in the aggregate. During the first six months of 2017, we repurchased 843,120 shares at an average price, including commissions, of $35.77 per share, or $30 million in the aggregate. Since 2013, we repurchased 32,057,230 shares at an average price, including commissions, of $29.43 per share, or $943 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first six months of 2017, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2017 and 2016:

	June 30, 2017			June 30, 2016
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$4,507	$218	$4,725	$3,920	$222	$4,142
Comprehensive income (loss):
Net income	313	10	323	386	11	397
Foreign currency translation, net of tax of $19 in 2017 ($14 in 2016)	121	13	134	5	2	7
Amortization of prior service cost and unrecognized gains (losses) included in total benefit cost, net of tax of $21 in 2017 ($16 in 2016)	39	—	39	32	—	32
Decrease in net actuarial losses, net of tax of $1 in 2017 ($0 in 2016)	3	—	3	1	—	1
Immediate recognition of prior service cost and unrecognized gains (losses) due to curtailments, settlements, and divestitures, net of tax of $0 in 2017 and 2016	—	—	—	15	—	15
Deferred derivative gains (losses), net of tax of ($7) in 2017 ($0 in 2016)	(14)	—	(14)	3	—	3
Reclassification adjustment for amounts recognized in income, net of tax of ($1) in 2017 (($2) in 2016)	(3)	—	(3)	(8)	—	(8)
Other comprehensive income	146	13	159	48	2	50
Total comprehensive income	459	23	482	434	13	447
Dividends declared to minority shareholders	—	(5)	(5)	—	(9)	(9)
Stock-based compensation plans (Note 10)	12	—	12	13	—	13
Repurchase of common stock (Note 12)	(30)	—	(30)	(150)	—	(150)
Dividends declared (Note 12)	(50)	—	(50)	(38)	—	(38)
Common stock issued from treasury	11	—	11	3	—	3
Balance at end of period	$4,909	$236	$5,145	$4,182	$226	$4,408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the six months ended June 30, 2017 and 2016:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$(4,198)
Other comprehensive income (loss) before reclassifications	121	3	(14)	110
Amounts reclassified from accumulated other comprehensive loss	—	39	(3)	36
Balance at June 30, 2017	$(1,034)	$(3,011)	$(7)	$(4,052)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2015	$(946)	$(3,071)	$7	$(4,010)
Other comprehensive income (loss) before reclassifications	5	1	3	9
Amounts reclassified from accumulated other comprehensive loss	—	47	(8)	39
Balance at June 30, 2016	$(941)	$(3,023)	$2	$(3,962)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions) (Income) Expense	2017	2016	2017	2016
Component of AOCL	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$30	$24	$60	$48	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	15	—	15	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$30	$39	$60	$63
Tax effect	(11)	(8)	(21)	(16)	United States and Foreign Taxes
Net of tax	$19	$31	$39	$47	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(2)	$(6)	$(4)	$(10)	Cost of Goods Sold
Tax effect	—	1	1	2	United States and Foreign Taxes
Net of tax	$(2)	$(5)	$(3)	$(8)	Goodyear Net Income

Total reclassifications	$17	$26	$36	$39	Goodyear Net Income
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION
Certain of our subsidiaries have guaranteed our obligations under the $282 million outstanding principal amount of 8.75% notes due 2020, the $1.0 billion outstanding principal amount of 5.125% senior notes due 2023, the $900 million outstanding principal amount of 5% senior notes due 2026 and the $700 million outstanding principal amount of 4.875% senior notes due 2027 (collectively, the “notes”). The following presents the condensed consolidating financial information separately for:

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
During the first quarter of 2017, one of our guarantor subsidiaries merged with the Parent Company.  We have changed the prior year consolidating financial statements to conform to the current structure.  As a result, Parent Company Total Assets decreased $113 million and Guarantor Subsidiaries Total Assets decreased $358 million, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, as of December 31, 2016. In addition, Parent Company Total Liabilities decreased $113 million, Guarantor Subsidiaries Total Liabilities decreased $46 million and Guarantor Subsidiaries Total Shareholders' Equity decreased $312 million, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, as of December 31, 2016. Furthermore, Net Income increased $2 million and $8 million for Guarantor Subsidiaries, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, for the three and six month periods ended June 30, 2016, respectively. The change did not impact the Non-Guarantor Subsidiaries presentation in the previously issued consolidating financial statements.
We revised the presentation of eliminations of certain intercompany transactions solely between Non-Guarantor Subsidiaries within the consolidating statement of operations for the three and six months ended June 30, 2016. The revision did not impact the presentation of amounts in previously issued consolidating financial statements for the Parent Company or Guarantor Subsidiaries columns, nor did it impact amounts previously reported in the Company's Consolidated Statements of Operations. Certain eliminations solely between Non-Guarantor Subsidiaries that were previously presented within the Consolidating Entries and Eliminations column are now presented within the Non-Guarantor Subsidiaries column. Under the prior presentation, the Non-Guarantor Subsidiaries column in the consolidating statement of operations was $322 million and $614 million lower for both Net Sales and Cost of Goods Sold for the three and six month periods ended June 30, 2016, respectively, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column. We do not consider these changes in presentation to be material to any previously issued financial statements as the primary purpose of this disclosure is to provide our noteholders with visibility into the entities that provide guarantees in support of the notes, which is disclosed in the Parent Company and Guarantor Subsidiaries columns which are not affected by the revisions described above.
Certain Non-Guarantor Subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$84	$55	$764	$—	$903
Accounts Receivable, net	678	136	1,495	—	2,309
Accounts Receivable From Affiliates	—	166	261	(427)	—
Inventories	1,613	50	1,542	(21)	3,184
Prepaid Expenses and Other Current Assets	74	2	157	3	236
Total Current Assets	2,449	409	4,219	(445)	6,632
Goodwill	24	1	421	125	571
Intangible Assets	118	—	19	—	137
Deferred Income Taxes	1,930	32	399	—	2,361
Other Assets	223	51	423	3	700
Investments in Subsidiaries	4,645	590	—	(5,235)	—
Property, Plant and Equipment, net	2,481	378	4,414	(28)	7,245
Total Assets	$11,870	$1,461	$9,895	$(5,580)	$17,646
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$851	$106	$1,817	$—	$2,774
Accounts Payable to Affiliates	427	—	—	(427)	—
Compensation and Benefits	311	15	241	—	567
Other Current Liabilities	350	1	706	(2)	1,055
Notes Payable and Overdrafts	—	—	238	—	238
Long Term Debt and Capital Leases Due Within One Year	5	—	430	—	435
Total Current Liabilities	1,944	122	3,432	(429)	5,069
Long Term Debt and Capital Leases	4,017	52	1,334	—	5,403
Compensation and Benefits	598	100	710	—	1,408
Deferred Income Taxes	—	1	85	—	86
Other Long Term Liabilities	402	11	122	—	535
Total Liabilities	6,961	286	5,683	(429)	12,501
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	252	—	—	—	252
Other Equity	4,657	1,175	3,976	(5,151)	4,657
Goodyear Shareholders’ Equity	4,909	1,175	3,976	(5,151)	4,909
Minority Shareholders’ Equity — Nonredeemable	—	—	236	—	236
Total Shareholders’ Equity	4,909	1,175	4,212	(5,151)	5,145
Total Liabilities and Shareholders’ Equity	$11,870	$1,461	$9,895	$(5,580)	$17,646

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended June 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,863	$290	$2,316	$(783)	$3,686
Cost of Goods Sold	1,462	286	1,842	(798)	2,792
Selling, Administrative and General Expense	248	10	324	1	583
Rationalizations	1	—	26	—	27
Interest Expense	69	2	31	(13)	89
Other (Income) Expense	—	(1)	(19)	25	5
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	83	(7)	112	2	190
United States and Foreign Taxes	17	(3)	20	2	36
Equity in Earnings of Subsidiaries	81	16	—	(97)	—
Net Income (Loss)	147	12	92	(97)	154
Less: Minority Shareholders’ Net Income	—	—	7	—	7
Goodyear Net Income (Loss)	$147	$12	$85	$(97)	$147
Comprehensive Income (Loss)	$198	$13	$146	$(145)	$212
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	14	—	14
Goodyear Comprehensive Income (Loss)	$198	$13	$132	$(145)	$198

	Consolidating Statements of Operations
	Three Months Ended June 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,889	$351	$2,347	$(708)	$3,879
Cost of Goods Sold	1,407	329	1,797	(720)	2,813
Selling, Administrative and General Expense	261	11	321	—	593
Rationalizations	3	—	45	—	48
Interest Expense	78	4	22	—	104
Other (Income) Expense	(1)	—	7	14	20
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	141	7	155	(2)	301
United States and Foreign Taxes	49	2	37	5	93
Equity in Earnings of Subsidiaries	110	1	—	(111)	—
Net Income (Loss)	202	6	118	(118)	208
Less: Minority Shareholders’ Net Income	—	—	6	—	6
Goodyear Net Income (Loss)	$202	$6	$112	$(118)	$202
Comprehensive Income (Loss)	$190	$1	$86	$(86)	$191
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	1	—	1
Goodyear Comprehensive Income (Loss)	$190	$1	$85	$(86)	$190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Six Months Ended June 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,630	$589	$4,618	$(1,452)	$7,385
Cost of Goods Sold	2,842	560	3,638	(1,483)	5,557
Selling, Administrative and General Expense	507	19	636	—	1,162
Rationalizations	2	—	54	—	56
Interest Expense	134	4	62	(24)	176
Other (Income) Expense	(19)	1	(23)	46	5
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	164	5	251	9	429
United States and Foreign Taxes	60	—	49	(3)	106
Equity in Earnings of Subsidiaries	209	31	—	(240)	—
Net Income (Loss)	313	36	202	(228)	323
Less: Minority Shareholders’ Net Income	—	—	10	—	10
Goodyear Net Income (Loss)	$313	$36	$192	$(228)	$313
Comprehensive Income (Loss)	$459	$41	$340	$(358)	$482
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	23	—	23
Goodyear Comprehensive Income (Loss)	$459	$41	$317	$(358)	$459

	Consolidating Statements of Operations
	Six Months Ended June 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,676	$665	$4,603	$(1,374)	$7,570
Cost of Goods Sold	2,737	624	3,574	(1,421)	5,514
Selling, Administrative and General Expense	531	21	657	(1)	1,208
Rationalizations	5	—	54	—	59
Interest Expense	146	7	53	(11)	195
Other (Income) Expense	(5)	1	(10)	40	26
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	262	12	275	19	568
United States and Foreign Taxes	105	(1)	63	4	171
Equity in Earnings of Subsidiaries	229	21	—	(250)	—
Net Income (Loss)	386	34	212	(235)	397
Less: Minority Shareholders’ Net Income	—	—	11	—	11
Goodyear Net Income (Loss)	$386	$34	$201	$(235)	$386
Comprehensive Income (Loss)	$434	$14	$241	$(242)	$447
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	13	—	13
Goodyear Comprehensive Income (Loss)	$434	$14	$228	$(242)	$434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(49)	$(30)	$(90)	$(16)	$(185)
Cash Flows from Investing Activities:
Capital Expenditures	(190)	(86)	(224)	3	(497)
Asset Dispositions	1	—	1	—	2
Short Term Securities Acquired	—	—	(43)	—	(43)
Short Term Securities Redeemed	—	—	43	—	43
Capital Contributions and Loans Incurred	(62)	—	(30)	92	—
Capital Redemptions and Loans Paid	—	—	61	(61)	—
Other Transactions	—	—	(3)	—	(3)
Total Cash Flows from Investing Activities	(251)	(86)	(195)	34	(498)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	40	—	250	—	290
Short Term Debt and Overdrafts Paid	(40)	—	(263)	—	(303)
Long Term Debt Incurred	2,090	52	1,314	—	3,456
Long Term Debt Paid	(1,759)	—	(1,146)	—	(2,905)
Common Stock Issued	11	—	—	—	11
Common Stock Repurchased	(30)	—	—	—	(30)
Common Stock Dividends Paid	(50)	—	—	—	(50)
Capital Contributions and Loans Incurred	30	62	—	(92)	—
Capital Redemptions and Loans Paid	(61)	—	—	61	—
Intercompany Dividends Paid	—	—	(13)	13	—
Transactions with Minority Interests in Subsidiaries	—	—	(5)	—	(5)
Debt Related Costs and Other Transactions	(26)	—	(12)	—	(38)
Total Cash Flows from Financing Activities	205	114	125	(18)	426
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	2	35	—	37
Net Change in Cash, Cash Equivalents and Restricted Cash	(95)	—	(125)	—	(220)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	210	55	924	—	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Period	$115	$55	$799	$—	$969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(199)	$(11)	$160	$(17)	$(67)
Cash Flows from Investing Activities:
Capital Expenditures	(189)	(40)	(239)	2	(466)
Asset Dispositions	—	—	1	—	1
Short Term Securities Acquired	—	—	(34)	—	(34)
Short Term Securities Redeemed	—	—	23	—	23
Capital Contributions and Loans Incurred	(93)	—	(243)	336	—
Capital Redemptions and Loans Paid	25	—	143	(168)	—
Total Cash Flows from Investing Activities	(257)	(40)	(349)	170	(476)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	124	—	124
Short Term Debt and Overdrafts Paid	—	—	(36)	—	(36)
Long Term Debt Incurred	2,051	—	1,232	—	3,283
Long Term Debt Paid	(1,523)	—	(1,408)	—	(2,931)
Common Stock Issued	3	—	—	—	3
Common Stock Repurchased	(150)	—	—	—	(150)
Common Stock Dividends Paid	(38)	—	—	—	(38)
Capital Contributions and Loans Incurred	243	59	34	(336)	—
Capital Redemptions and Loans Paid	(143)	(25)	—	168	—
Intercompany Dividends Paid	—	—	(15)	15	—
Transactions with Minority Interests in Subsidiaries	—	—	(7)	—	(7)
Debt Related Costs and Other Transactions	(66)	—	(10)	—	(76)
Total Cash Flows from Financing Activities	377	34	(86)	(153)	172
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	2	20	—	22
Net Change in Cash, Cash Equivalents and Restricted Cash	(79)	(15)	(255)	—	(349)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	361	67	1,074	—	1,502
Cash, Cash Equivalents and Restricted Cash at End of the Period	$282	$52	$819	$—	$1,153

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income (loss).
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 47 manufacturing facilities in 21 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
Results of Operations
In the second quarter of 2017, we continued to experience challenging global industry conditions, including volatile raw material costs, increased price competition and weaker demand in many of our key markets. We experienced weakening demand for original equipment (“OE”) and consumer replacement tires in the United States and Europe despite favorable trends in miles driven, gasoline prices and unemployment. In EMEA, we continued to pursue our strategy of focusing on more profitable segments of the market, such as larger rim diameter tires, and closed our manufacturing facility in Philippsburg, Germany in July 2017.
Our second quarter of 2017 results reflect a 10.2% decrease in tire unit shipments compared to the second quarter of 2016. In the second quarter of 2017, we realized approximately $59 million of cost savings, including raw material cost saving measures of approximately $23 million, which exceeded the impact of general inflation.
Net sales in the second quarter of 2017 were $3,686 million, compared to $3,879 million in the second quarter of 2016. Net sales decreased in the second quarter of 2017 due primarily to lower tire unit volumes, primarily in EMEA and Americas. This decrease was partially offset by increases in price and product mix and higher sales in other tire-related businesses, primarily related to higher prices for third-party chemical sales in Americas.
In the second quarter of 2017, Goodyear net income was $147 million, or $0.58 per share, compared to $202 million, or $0.75 per share, in the second quarter of 2016. The decrease in Goodyear net income in the second quarter of 2017 compared to the second quarter of 2016 was primarily driven by lower segment operating income. This decrease was partially offset by lower income tax expense, lower rationalization charges and lower interest expense.
Our total segment operating income for the second quarter of 2017 was $361 million, compared to $531 million in the second quarter of 2016. The $170 million decrease in segment operating income was due to higher raw material costs of $166 million, which more than offset increases in price and product mix of $127 million, lower volume of $98 million, primarily in EMEA and Americas, and higher conversion costs of $39 million, primarily due to higher under-absorbed overhead as a result of lower production volume in Americas. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first six months of 2017 were $7,385 million, compared to $7,570 million in the first six months of 2016. Net sales decreased in the first six months of 2017 due to lower tire unit volumes, primarily in EMEA and Americas. This decrease was partially offset by increases in price and product mix and higher sales in other tire-related businesses, primarily related to higher prices for third-party chemical sales in Americas.
In the first six months of 2017, Goodyear net income was $313 million, or $1.23 per share, compared to $386 million, or $1.43 per share, in the first six months of 2016. The decrease in Goodyear net income in the first six months of 2017 compared to the first six months of 2016 was driven by lower segment operating income. This decrease was partially offset by lower income tax expense, lower corporate selling, administrative and general expense ("SAG"), primarily related to lower incentive compensation, and lower interest expense.
Our total segment operating income for the first six months of 2017 was $746 million, compared to $950 million in the first six months of 2016. The $204 million decrease in segment operating income was due primarily to an increase in raw material costs of $178 million, which more than offset increases in price and product mix of $174 million, lower volume of $132 million, and higher conversion costs of $70 million, primarily due to higher under-absorbed overhead as a result of lower production volume in Americas and EMEA. Refer to "Results of Operations — Segment Information” for additional information.
At June 30, 2017, we had $903 million of Cash and cash equivalents as well as $2,440 million of unused availability under our various credit agreements, compared to $1,132 million and $2,970 million, respectively, at December 31, 2016. Cash and cash equivalents decreased by $229 million from December 31, 2016 due primarily to cash used for working capital of $762 million, capital expenditures of $497 million, $80 million in common stock repurchases and dividends, and redemption premiums paid of $25 million. These uses of cash were partially offset by net income of $323 million, which included non-cash depreciation and amortization charges of $387 million, and net borrowings of $538 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook
We now expect that our full-year tire unit volume for 2017 will be down approximately 3.5% compared to 2016, and for under-absorbed fixed overhead costs to be approximately $155 million higher in 2017 compared to 2016. We continue to expect cost savings to more than offset general inflation in 2017. Based on current spot rates, we now expect foreign currency translation to be essentially neutral in 2017 compared to 2016.
Based on current raw material spot prices, for the full year of 2017, we continue to expect our raw material costs will be approximately 20% higher than 2016, excluding raw material cost saving measures. However, given the industry environment, we now expect those higher raw material costs to exceed improvements in price and product mix by approximately $175 million. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2017 and 2016
Net sales in the second quarter of 2017 were $3,686 million, decreasing $193 million, or 5.0%, from $3,879 million in the second quarter of 2016. Goodyear net income was $147 million, or $0.58 per share, in the second quarter of 2017, compared to $202 million, or $0.75 per share, in the second quarter of 2016.
Net sales decreased in the second quarter of 2017, due primarily to lower tire unit volume of $343 million, primarily in EMEA and Americas. This decrease was partially offset by increases in price and product mix of $121 million and higher sales in other tire-related businesses of $38 million, driven by higher prices for third-party chemical sales in Americas.
Worldwide tire unit sales in the second quarter of 2017 were 37.4 million units, decreasing 4.1 million units, or 10.2%, from 41.5 million units in the second quarter of 2016. Replacement tire volume decreased 3.1 million units, or 10.9%, primarily in EMEA and Americas. OE tire volume decreased 1.0 million units, or 8.3%, primarily in Americas and EMEA.
Cost of goods sold (“CGS”) in the second quarter of 2017 was $2,792 million, decreasing $21 million, or 0.7%, from $2,813 million in the second quarter of 2016. CGS decreased due to lower tire volume of $245 million, primarily in EMEA and Americas. This decrease was partially offset by higher raw material costs of $166 million and higher costs in other tire-related businesses of $53 million, primarily related to third-party chemical sales in Americas.
CGS in the second quarter of 2017 included pension expense of $12 million, compared to $11 million in 2016, excluding a pension settlement charge of $14 million in 2016. CGS in the second quarter of 2017 included accelerated depreciation of $21 million ($16 million after-tax and minority) primarily related to the closure of our manufacturing facility in Philippsburg, Germany compared to $5 million ($5 million after-tax and minority) in the second quarter of 2016 primarily related to the closure of our Wolverhampton, U.K. facility. CGS in the second quarter of 2017 and 2016 also included incremental savings from rationalization plans of $9 million and $2 million, respectively. CGS was 75.7% of sales in the second quarter of 2017 compared to 72.5% in the second quarter of 2016.
SAG in the second quarter of 2017 was $583 million, decreasing $10 million, or 1.7%, from $593 million in the second quarter of 2016. SAG decreased primarily due to lower advertising costs of $10 million and lower incentive compensation of $5 million. These decreases were partially offset by higher bad debt expense of $6 million.
SAG in the second quarter of 2017 included pension expense of $9 million, compared to $8 million in 2016. SAG in the second quarter of 2017 and 2016 also included incremental savings from rationalization plans of $9 million and $6 million, respectively. SAG was 15.8% of sales in the second quarter of 2017, compared to 15.3% in the second quarter of 2016.
We recorded net rationalization charges of $27 million ($20 million after-tax and minority) in the second quarter of 2017 and $48 million ($44 million after-tax and minority) in the second quarter of 2016. In the second quarter of 2017, we recorded charges of $3 million for rationalization actions initiated during 2017, which primarily related to SAG headcount reductions and a plan to improve operating efficiency in EMEA. We also recorded charges of $24 million related to prior year plans, primarily related to the closure our tire manufacturing facility in Philippsburg, Germany and to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. In the second quarter of 2016, we recorded charges of $43 million for rationalization actions initiated during the quarter, which primarily related to manufacturing headcount reductions in EMEA to improve operating efficiency. In addition, we initiated a plan to reduce SAG headcount globally. We also recorded charges of $5 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France.
Interest expense in the second quarter of 2017 was $89 million, decreasing $15 million, or 14.4%, from $104 million in the second quarter of 2016. The decrease was due to a lower average interest rate of 5.93% in the second quarter of 2017 compared to 6.76% in the second quarter of 2016, and a lower average debt balance of $6,005 million in the second quarter of 2017 compared to $6,156 million in the second quarter of 2016. In addition, interest expense included charges of $6 million ($4 million after-tax and minority) and $9 million ($6 million after-tax and minority) for the three months ended June 30, 2017 and 2016, respectively, related to the write-off of deferred financing fees.
Other (Income) Expense in the second quarter of 2017 was $5 million of expense, compared to $20 million of expense in the second quarter of 2016. Other (Income) Expense included financing fees and financial instruments expense of $32 million, compared to $52 million in the second quarter of 2016. The decrease primarily relates to lower redemption premiums paid during the second quarter of 2017 of $25 million ($15 million after-tax and minority interest) as compared to $44 million ($28 million after-tax and minority) in the second quarter of 2016, related to the redemption of certain notes.
Other (Income) Expense in the second quarter of 2017 also included expense of $1 million in general and product liability expense (income) - discontinued products, compared to income of $14 million in the second quarter of 2016. The difference primarily relates to a benefit of $4 million ($3 million after-tax and minority) for the recovery of past costs from one of our asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods, both of which were recognized in the second quarter of 2016. Additionally, Other (Income) Expense in the second quarter of 2017 included net gains on asset sales of $12 million ($12 million after-tax and minority), primarily related to the sale of a former wire plant site in Luxembourg.
In the second quarter of 2017, we recorded income tax expense of $36 million on income before income taxes of $190 million. Income tax expense in the second quarter of 2017 was favorably impacted by $9 million ($9 million after minority interest) of various discrete tax adjustments. In the second quarter of 2016, we recorded income tax expense of $93 million on income before income taxes of $301 million. Income tax expense in the second quarter of 2016 was unfavorably impacted by $3 million ($3 million after minority interest) of various discrete tax adjustments.
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
Minority shareholders’ net income in the second quarter of 2017 was $7 million, compared to $6 million in 2016.
Six Months Ended June 30, 2017 and 2016
Net sales in the first six months of 2017 were $7,385 million, decreasing $185 million, or 2.4%, from $7,570 million in the first six months of 2016. Goodyear net income was $313 million, or $1.23 per share, in the first six months of 2017, compared to $386 million, or $1.43 per share, in the first six months of 2016.
Net sales decreased in the first six months of 2017, due primarily to lower tire unit volume of $461 million, primarily in EMEA and Americas. This decrease was partially offset by increases in price and product mix of $202 million and higher sales in other tire-related businesses of $84 million, primarily related to higher prices for third-party chemical sales in Americas.
Worldwide tire unit sales in the first six months of 2017 were 77.4 million units, decreasing 5.6 million units, or 6.8%, from 83.0 million units in the first six months of 2016. Replacement tire volume decreased 3.6 million units, or 6.3%, primarily in EMEA and Americas. OE tire volume decreased 2.0 million units, or 8.0%, primarily in Americas and EMEA.
CGS in the first six months of 2017 was $5,557 million, increasing $43 million, or 0.8%, from $5,514 million in the first six months of 2016. CGS increased due to higher raw material costs of $178 million, higher costs in other tire-related businesses of $108 million, driven by third-party chemical sales in Americas, higher conversion costs of $70 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, and incremental start-up costs of $13 million associated with our new plant in San Luis Potosi, Mexico. These increases were partially offset by lower tire volume of $329 million, primarily in EMEA and Americas.

CGS in the first six months of 2017 included pension expense of $24 million, which was unchanged from 2016, excluding a pension settlement charge of $14 million in 2016. CGS in the first six months of 2017 also included accelerated depreciation of $29 million ($21 million after-tax and minority) primarily related to the closure of our manufacturing facility in Philippsburg, Germany compared to $7 million ($7 million after-tax and minority) in the first six months of 2016 primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility. CGS in the first six months of 2017 and 2016 also included incremental savings from rationalization plans of $13 million and $3 million, respectively. CGS was 75.2% of sales in the first six months of 2017 compared to 72.8% in the first six months of 2016.
SAG in the first six months of 2017 was $1,162 million, decreasing $46 million, or 3.8%, from $1,208 million in the first six months of 2016. SAG decreased primarily due to lower incentive compensation of $27 million and lower advertising costs of $23 million.
SAG in the first six months of 2017 included pension expense of $18 million, which increased from $15 million in the first six months of 2016. SAG in the first six months of 2017 and 2016 also included incremental savings from rationalization plans of $18 million and $14 million, respectively. SAG was 15.7% of sales in the first six months of 2017, compared to 16.0% in the first six months of 2016.
We recorded net rationalization charges of $56 million ($40 million after-tax and minority) in the first six months of 2017 and $59 million ($54 million after-tax and minority) in the first six months of 2016. In the first six months of 2017, we recorded charges of $26 million for rationalization actions initiated during 2017, which primarily related to SAG headcount reductions and a plan to improve operating efficiency in EMEA. We also recorded charges of $30 million related to prior year plans, primarily related to the closure our tire manufacturing facility in Philippsburg, Germany and to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. In the first six months of 2016, we recorded charges of $43 million for rationalization actions initiated during 2016, which primarily related to manufacturing headcount reductions in EMEA to improve operating efficiency. In addition, we initiated a plan to reduce SAG headcount globally. We also recorded charges of $16 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France.
Interest expense in the first six months of 2017 was $176 million, decreasing $19 million, or 9.7%, from $195 million in the first six months of 2016. The decrease was due to a lower average interest rate of 6.01% in the first six months of 2017 compared to 6.49% in the first six months of 2016, and a lower average debt balance of $5,855 million in the first six months of 2017 compared to $6,012 million in the first six months of 2016. In addition, interest expense included charges of $6 million ($4 million after-tax and minority) and $11 million ($8 million after-tax and minority) for the six months ended June 30, 2017 and 2016, respectively, related to the write-off of deferred financing fees.
Other (Income) Expense in the first six months of 2017 was $5 million of expense, compared to $26 million of expense in the first six months of 2016. Other (Income) Expense included financing fees and financial instruments expense of $40 million, compared to $68 million in the first six months of 2016. The decrease primarily relates to lower redemption premiums paid during 2017 of $25 million ($15 million after-tax and minority interest) as compared to $53 million ($37 million after-tax and minority) in the first six months of 2016, related to the redemption of certain notes.
Other (Income) Expense in the first six months of 2017 also included expense of $3 million in general and product liability expense (income) - discontinued products, compared to income of $16 million in the first six months of 2016. The difference primarily relates to a benefit of $4 million ($3 million after-tax and minority) for the recovery of past costs from one of our asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods, both of which were recognized in the second quarter of 2016. Additionally, Other (Income) Expense in the second quarter of 2017 included net gains on asset sales of $13 million ($12 million after-tax and minority), primarily related to the sale of a former wire plant site in Luxembourg.
In the first six months of 2017, we recorded income tax expense of $106 million on income before income taxes of $429 million. Income tax expense in the first six months of 2017 was favorably impacted by $11 million ($11 million after minority interest) of various discrete tax adjustments. In the first six months of 2016, we recorded income tax expense of $171 million on income before income taxes of $568 million. Income tax expense in the first six months of 2016 was favorably impacted by $9 million ($8 million after minority interest) of various discrete tax adjustments.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to the discrete items noted above and an overall lower effective tax rate in the foreign jurisdictions in which we operate.
Minority shareholders’ net income in the first six months of 2017 was $10 million, compared to $11 million in 2016.

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
Total segment operating income in the second quarter of 2017 was $361 million, decreasing $170 million, or 32.0%, from $531 million in the second quarter of 2016. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2017 was 9.8%, compared to 13.7% in the second quarter of 2016. Total segment operating income in the first six months of 2017 was $746 million, decreasing $204 million, or 21.5%, from $950 million in the first six months of 2016. Total segment operating margin in the first six months of 2017 was 10.1%, compared to 12.5% in the first six months of 2016.
Americas

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2017	2016	Change	Change	2017	2016	Change	Change
Tire Units	17.1	18.8	(1.7)	(9.2)%	34.3	36.8	(2.5)	(6.9)%
Net Sales	$2,029	$2,090	$(61)	(2.9)%	$3,987	$4,041	$(54)	(1.3)%
Operating Income	213	291	(78)	(26.8)%	427	551	(124)	(22.5)%
Operating Margin	10.5%	13.9%			10.7%	13.6%
Three Months Ended June 30, 2017 and 2016
Americas unit sales in the second quarter of 2017 decreased 1.7 million units, or 9.2%, to 17.1 million units. Replacement tire volume decreased 1.1 million units, or 8.4%, primarily in consumer replacement in the United States, Canada and Mexico. Declines in consumer replacement volumes in the United States were primarily driven by lower volumes in 16 inch and below rim size tires that reflected increased competition. OE tire volume decreased 0.6 million units, or 11.5%, primarily in consumer OE in the United States, driven by reduced OEM production.
Net sales in the second quarter of 2017 were $2,029 million, decreasing $61 million, or 2.9%, from $2,090 million in the second quarter of 2016. The decrease in net sales was primarily driven by lower tire volume of $152 million. This decrease was partially offset by improved price and product mix of $46 million, driven by the impact of higher raw material costs on pricing, and higher sales in other tire-related businesses of $44 million, primarily driven by an increase in price for third-party sales of chemical products.
Operating income in the second quarter of 2017 was $213 million, decreasing $78 million, or 26.8%, from $291 million in the second quarter of 2016. The decrease in operating income was due to increased raw material costs of $74 million, which more than offset improved price and product mix of $63 million, lower tire volume of $40 million, unfavorable conversion costs of $37 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, lower income in our other tire-related businesses of $15 million, primarily in third-party chemical sales, and incremental start-up costs of $8 million associated with our new plant in San Luis Potosi, Mexico. These decreases in operating income were partially offset by an out of period adjustment of $24 million of expense in 2016 related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012. SAG included incremental savings from rationalization plans of $6 million.
Operating income in the second quarter of 2017 excluded rationalization charges of $1 million and net gains on asset sales of $2 million. Operating income in the second quarter of 2016 excluded rationalization charges of $1 million.

Six Months Ended June 30, 2017 and 2016
Americas unit sales in the first six months of 2017 decreased 2.5 million units, or 6.9%, to 34.3 million units. Replacement tire volume decreased 1.3 million units, or 5.1%, primarily in consumer replacement in the United States and Mexico. Declines in consumer replacement volumes in the United States were primarily driven by lower volumes in 16 inch and below rim size tires that reflected increased competition. OE tire volume decreased 1.2 million units, or 11.9%, primarily in consumer OE in the United States, driven by reduced OEM production.
Net sales in the first six months of 2017 were $3,987 million, decreasing $54 million, or 1.3%, from $4,041 million in the first six months of 2016. The decrease in net sales was primarily driven by lower tire volume of $223 million. This decrease was partially offset by higher sales in our other tire-related businesses of $91 million, primarily due to an increase in price for third-party sales of chemical products, improved price and product mix of $42 million, driven by the impact of higher raw material costs on pricing, and favorable foreign currency translation of $36 million, primarily in Brazil.
Operating income in the first six months of 2017 was $427 million, decreasing $124 million, or 22.5%, from $551 million in the first six months of 2016. The decrease in operating income was due to increased raw material costs of $71 million, which more than offset improved price and product mix of $67 million, lower tire unit volume of $60 million, unfavorable conversion costs of $60 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, lower income in our other tire-related businesses of $21 million, and incremental start-up costs of $13 million associated with our new plant in San Luis Potosi, Mexico. These decreases in operating income were partially offset by an out of period adjustment of $24 million of expense in 2016 related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012. SAG included incremental savings from rationalization plans of $13 million.
Operating income in the first six months of 2017 excluded rationalization charges of $2 million and net gains on asset sales of $3 million. Operating income in the first six months of 2016 excluded rationalization charges of $4 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2017	2016	Change	Change	2017	2016	Change	Change
Tire Units	13.0	15.4	(2.4)	(15.8)%	28.5	31.6	(3.1)	(9.7)%
Net Sales	$1,114	$1,261	$(147)	(11.7)%	$2,353	$2,512	$(159)	(6.3)%
Operating Income	77	148	(71)	(48.0)%	175	228	(53)	(23.2)%
Operating Margin	6.9%	11.7%			7.4%	9.1%
Three Months Ended June 30, 2017 and 2016
Europe, Middle East and Africa unit sales in the second quarter of 2017 decreased 2.4 million units, or 15.8%, to 13.0 million units. Replacement tire volume decreased 1.9 million units, or 17.9%, primarily due to lower consumer replacement volumes driven by increased competition and lower summer tire industry demand, slightly offset by increased winter tire volumes. OE tire volume decreased 0.5 million units, or 11.2%, primarily in our consumer business driven by decreased industry demand.
Net sales in the second quarter of 2017 were $1,114 million, decreasing $147 million, or 11.7%, from $1,261 million in the second quarter of 2016. Net sales decreased primarily due to lower tire unit volume of $188 million. This decrease was partially offset by improvements in price and product mix of $53 million, primarily driven by the impact of higher raw material costs on pricing.
Operating income in the second quarter of 2017 was $77 million, decreasing $71 million, or 48.0%, from $148 million in the second quarter of 2016. Operating income decreased primarily due to lower volume of $57 million, higher raw material costs of $47 million, which more than offset improvements in price and product mix of $26 million, and increased conversion costs of $4 million. These decreases were partially offset by lower SAG of $13 million, primarily related to lower advertising costs and wages and benefits. SAG and conversion costs included incremental savings from rationalization plans of $3 million and $9 million, respectively.
Operating income in the second quarter of 2017 excluded net rationalization charges of $26 million, primarily related to plans initiated to streamline operations and reduce complexity across EMEA, accelerated depreciation of $21 million, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and gains on asset sales of $10 million, primarily related to the sale of a former wire plant site in Luxembourg.
Operating income in the second quarter of 2016 excluded net rationalization charges of $45 million, primarily related to plans initiated to streamline operations and reduce complexity across EMEA, and accelerated depreciation of $5 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility.

Six Months Ended June 30, 2017 and 2016
Europe, Middle East and Africa unit sales in the first six months of 2017 decreased 3.1 million units, or 9.7%, to 28.5 million units. Replacement tire volume decreased 2.5 million units, or 11.1%, primarily due to increased competition. OE tire volume decreased 0.6 million units, or 6.3%, primarily in our consumer business driven by decreased industry demand.
Net sales in the first six months of 2017 were $2,353 million, decreasing $159 million, or 6.3%, from $2,512 million in the first six months of 2016. Net sales decreased due to lower tire unit volume of $235 million and unfavorable foreign currency translation of $41 million, primarily due to the devaluation of the Turkish lira. These impacts were partially offset by improvements in price and product mix of $121 million.
Operating income in the first six months of 2017 was $175 million, decreasing $53 million, or 23.2% from $228 million in the first six months of 2016. Operating income decreased due to lower volumes of $70 million, increased conversion costs of $13 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, and unfavorable foreign currency translation of $6 million. These decreases were partially offset by improvements in price and product mix of $53 million, which more than offset increased raw material costs of $51 million, and lower SAG of $34 million, driven by lower advertising costs and incentive compensation. SAG and conversion costs included incremental savings from rationalization plans of $5 million and $13 million, respectively.
Operating income in the first six months of 2017 excluded net rationalization charges of $53 million, primarily related to plans initiated to streamline operations and reduce complexity across EMEA, accelerated depreciation of $29 million, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and gains on asset sales of $10 million, primarily related to the sale of a former wire plant site in Luxembourg.
Operating income in the first six months of 2016 excluded net rationalization charges of $53 million, primarily related to plans initiated to streamline operations and reduce complexity across EMEA, and accelerated depreciation of $7 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2017	2016	Change	Change	2017	2016	Change	Change
Tire Units	7.3	7.3	—	(0.7)%	14.6	14.6	—	(0.4)%
Net Sales	$543	$528	$15	2.8%	$1,045	$1,017	$28	2.8%
Operating Income	71	92	(21)	(22.8)%	144	171	(27)	(15.8)%
Operating Margin	13.1%	17.4%			13.8%	16.8%
Three Months Ended June 30, 2017 and 2016
Asia Pacific unit sales in the second quarter of 2017 were consistent with the second quarter of 2016 at 7.3 million units. OE tire volume increased 0.1 million units, or 2.2%. Replacement tire volume decreased 0.1 million units, or 2.5%.
Net sales in the second quarter of 2017 were $543 million, increasing $15 million, or 2.8%, from $528 million in the second quarter of 2016. Net sales increased by $22 million due to higher price and product mix, driven by the impact of higher raw material costs on pricing. This increase was partially offset by unfavorable foreign currency translation of $4 million and lower volume of $3 million.
Operating income in the second quarter of 2017 was $71 million, decreasing $21 million, or 22.8%, from $92 million in the second quarter of 2016. Operating income decreased due to higher raw material costs of $45 million, which more than offset the effect of higher price and product mix of $38 million, higher SAG of $7 million, primarily due to higher wages and benefits and higher advertising costs, lower income in other tire-related businesses of $3 million, and unfavorable foreign currency translation of $3 million.
Operating income in the second quarter of 2016 excluded net rationalization charges of $1 million.
Six Months Ended June 30, 2017 and 2016
Asia Pacific unit sales in the first six months of 2017 were consistent with the first six months of 2016 at 14.6 million units. Replacement tire volume increased 0.2 million units, or 1.9%, primarily in our consumer business. OE tire volume decreased 0.2 million units, or 3.9%, primarily in our consumer business in China.
Net sales in the first six months of 2017 were $1,045 million, increasing $28 million, or 2.8%, from $1,017 million in the first six months of 2016. Net sales increased by $39 million due to higher price and product mix, driven by the impact of higher raw material costs on pricing. This increase was partially offset by unfavorable foreign currency translation of $6 million, primarily related to the strengthening of the U.S. dollar against the Chinese yuan, lower volume of $3 million, and lower sales in other tire-related businesses of $3 million.
Operating income in the first six months of 2017 was $144 million, decreasing $27 million, or 15.8%, from $171 million in the first six months of 2016. Operating income decreased due to higher raw material costs of $56 million, which more than offset the effect of higher price and product mix of $54 million, higher SAG of $8 million, primarily due to higher wages and benefits, lower income in other tire-related businesses of $7 million, unfavorable foreign currency translation of $4 million, and a decrease of $3 million in incentives recognized for the expansion of our factory in China.
Operating income in the first six months of 2017 excluded net rationalization charges of $1 million. Operating income in the first six months of 2016 excluded net gains on asset sales of $1 million and net rationalization charges of $1 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At June 30, 2017, we had $903 million in Cash and cash equivalents, compared to $1,132 million at December 31, 2016. For the six months ended June 30, 2017, net cash used by operating activities was $185 million, primarily driven by cash used for working capital of $762 million, that was partially offset by net income of $323 million, which included non-cash charges for depreciation and amortization of $387 million. Net cash used in investing activities was $498 million, primarily reflecting capital expenditures of $497 million. Net cash provided by financing activities was $426 million, primarily due to net borrowings of $538 million, partially offset by cash used for common stock repurchases and dividends of $80 million.
At June 30, 2017, we had $2,440 million of unused availability under our various credit agreements, compared to $2,970 million at December 31, 2016. The table below presents unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2017	2016
First lien revolving credit facility	$1,195	$1,506
European revolving credit facility	382	579
Chinese credit facilities	224	252
Other foreign and domestic debt	286	319
Notes payable and overdrafts	353	314
	$2,440	$2,970
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
We expect our 2017 cash flow needs to include capital expenditures of approximately $800 million to $900 million. We also expect interest expense to range between $340 million and $365 million, restructuring payments to be approximately $225 million, dividends on our common stock to be approximately $100 million, and contributions to our funded non-U.S. pension plans to be approximately $50 million to $75 million. We expect working capital to be a use of cash of approximately $150 million in 2017. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2017 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2017, approximately $808 million of net assets, including $174 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.

Operating Activities
Net cash used by operating activities was $185 million in the first six months of 2017, compared to $67 million in the first six months of 2016. Net cash used by operating activities in the first six months of 2017 increased compared to 2016 primarily due to a $76 million increase in cash used for working capital and a $74 million decrease in net income, partially offset by a $37 million decrease in cash used for compensation and benefits, driven by lower incentive compensation.
The increased use of cash for working capital in 2017 was primarily due to an increase in cash used for inventories and accounts receivable of $306 million and $53 million, respectively, reflecting the impact of higher raw material prices on our costs and pricing, and the impact of lower sales volumes. Cash used for accounts payable decreased $283 million primarily due to the timing of current year payments, with recent raw material price increases being included in Accounts Payable - Trade on the balance sheet at June 30, 2017.
Investing Activities
Net cash used in investing activities was $498 million in the first six months of 2017, compared to $476 million in the first six months of 2016. Capital expenditures were $497 million in the first six months of 2017, compared to $466 million in the first six months of 2016. Beyond expenditures required to sustain our facilities, capital expenditures in 2017 and 2016 primarily related to the construction of a new manufacturing facility in Mexico and investments in additional capacity around the world.
Financing Activities
Net cash provided by financing activities was $426 million in the first six months of 2017, compared to $172 million in the first six months of 2016. Financing activities in 2017 included net borrowings of $538 million, which were partially offset by dividends on our common stock of $50 million, debt related costs and other transactions of $38 million, primarily due to debt refinancing activities, and common stock repurchases of $30 million. Financing activities in 2016 included net borrowings of $440 million, which were partially offset by common stock repurchases of $150 million, debt related costs and other transactions of $76 million, primarily due to debt refinancing activities, and dividends on our common stock of $38 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,559 million available at June 30, 2017, of which $2,440 million were unused, compared to $8,491 million available at December 31, 2016, of which $2,970 million were unused. At June 30, 2017, we had long term credit arrangements totaling $7,968 million, of which $2,087 million were unused, compared to $7,932 million and $2,656 million, respectively, at December 31, 2016. At June 30, 2017, we had short term committed and uncommitted credit arrangements totaling $591 million, of which $353 million were unused, compared to $559 million and $314 million, respectively, at December 31, 2016. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At June 30, 2017, we had $3,309 million of outstanding notes, compared to $3,287 million at December 31, 2016.
$700 million 4.875% Senior Notes due 2027
In March 2017, we issued $700 million in aggregate principal amount of 4.875% senior notes due 2027. In May 2017, we used the proceeds of this offering, together with cash and cash equivalents, to redeem in full our $700 million 7% senior notes due 2022.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2017, our borrowing base, and therefore our availability, under the facility was $348 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At June 30, 2017, we had $420 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility.

During 2016, we began entering into bilateral letter of credit agreements.  At June 30, 2017, we had $255 million in letters of credit issued under these agreements.
Amended and Restated Second Lien Term Loan Facility due 2019
In March 2017, we amended our second lien term loan facility. As a result of the amendment, the term loan now bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). After March 7, 2017 and prior to September 3, 2017, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected. In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
At June 30, 2017 and December 31, 2016, the amounts outstanding under this facility were $399 million.
€550 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2020
Our amended and restated €550 million European revolving credit facility consists of (i) a €125 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €425 million all-borrower tranche that is available to Goodyear Dunlop Tires Europe B.V. ("GDTE"), GDTG and Goodyear Dunlop Tires Operations S.A. Up to €150 million of swingline loans and €50 million in letters of credit are available for issuance under the all-borrower tranche. Amounts drawn under the facility will bear interest at LIBOR plus 175 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 175 basis points for loans denominated in euros, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At June 30, 2017, there were $142 million (€125 million) of borrowings outstanding under the German tranche and there were $103 million (€90 million) of borrowings outstanding under the all-borrower tranche. At December 31, 2016, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at June 30, 2017 and December 31, 2016.
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
At June 30, 2017, the amounts available and utilized under this program totaled $160 million (€140 million). At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. From July 1, 2016 to December 31, 2017, the designated maximum amount of the facility is 60 million Australian dollars. Availability under this program is based on eligible receivable balances. At June 30, 2017, the amounts available and utilized under this program were $28 million (AUD 37 million) and $13 million (AUD 17 million), respectively. At December 31, 2016, the amounts available and utilized under this program were $28 million (AUD 39 million) and $12 million (AUD 16 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first six months of 2017. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2017, the gross amount of receivables sold was $467 million, compared to $502 million at December 31, 2016.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at June 30, 2017 and December 31, 2016.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2017, our availability under this facility of $1,195 million, plus our Available Cash of $139 million, totaled $1,334 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2017, we were in compliance with this financial covenant.

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
At June 30, 2017, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first six months of 2017, we paid cash dividends of $50 million on our common stock. On July 12, 2017, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.10 per share of common stock, or approximately $25 million in the aggregate. The dividend will be paid on September 1, 2017 to stockholders of record as of the close of business on August 1, 2017. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter of 2017, we repurchased 146,626 shares at an average price, including commissions, of $35.17 per share, or $5 million in the aggregate. During the first six months of 2017, we repurchased 843,120 shares at an average price, including commissions, of $35.77 per share, or $30 million in the aggregate. Since 2013, we repurchased 32,057,230 shares at an average price, including commissions, of $29.43 per share, or $943 million in the aggregate.
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
Commodity Price Risk
The raw material costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are oil-based derivatives, the cost of which may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power, expanding our capabilities to substitute lower cost raw materials, and reducing the amount of material required in each tire.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2017, 38% of our debt was at variable interest rates averaging 4.78%.
The following table presents information about long term fixed rate debt, excluding capital leases, at June 30, 2017:

(In millions)
Carrying amount — liability	$3,586
Fair value — liability	3,773
Pro forma fair value — liability	3,906
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2017, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at June 30, 2017:

(In millions)
Fair value — asset (liability)	$(43)
Pro forma decrease in fair value	(132)
Contract maturities	7/17 - 6/19
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2017, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at June 30, 2017 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$4
Other current liabilities	(46)

Long term asset (liability):
Other assets	$—
Other long term liabilities	(1)

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended March 31, 2017, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 61,700 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the second quarter of 2017, approximately 400 new claims were filed against us and approximately 700 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter of 2017 was $2 million. At June 30, 2017, there were approximately 61,400 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2016 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2016 Form 10-K for a discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/17-4/30/17	—	$—	—	$1,161,647,202
5/1/17-5/31/17	146,626	35.17	146,626	1,156,490,275
6/1/17-6/30/17	—	—	—	1,156,490,275
Total	146,626	—	146,626	$1,156,490,275

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended June 30, 2017, we repurchased 146,626 shares at an average price, including commissions, of $35.17 per share, or $5 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 51, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 28, 2017	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2017
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

10	Material Contracts

(a)	2017 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2017, File No. 1-1927).

(b)	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(c)
Form of Non-Qualified Stock Option with tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(d)	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(e)	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(f)	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(g)	Form of Restricted Stock Unit Retention Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(h)	Form of Restricted Stock Unit Annual Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(i)	Deferred Compensation Plan for Executives (As Amended and Restated Effective September 1, 2016), dated April 19, 2017.	10.1

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101