Form 10-Q
period 2017-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2017-10-27
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2017:	246,327,106

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-10.1
EX-10.2
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Net Sales	$3,921	$3,847	$11,306	$11,417
Cost of Goods Sold	3,069	2,736	8,626	8,250
Selling, Administrative and General Expense	556	599	1,718	1,807
Rationalizations (Note 2)	46	135	102	194
Interest Expense	84	90	260	285
Other (Income) Expense (Note 3)	4	(23)	9	3
Income before Income Taxes	162	310	591	878
United States and Foreign Taxes (Benefit) Expense (Note 4)	30	(10)	136	161
Net Income	132	320	455	717
Less: Minority Shareholders’ Net Income	3	3	13	14
Goodyear Net Income	$129	$317	$442	$703
Goodyear Net Income — Per Share of Common Stock
Basic	$0.52	$1.21	$1.76	$2.66
Weighted Average Shares Outstanding (Note 5)	250	262	251	264
Diluted	$0.50	$1.19	$1.73	$2.62
Weighted Average Shares Outstanding (Note 5)	254	266	255	268

Cash Dividends Declared Per Common Share (Note 12)	$0.10	$0.17	$0.30	$0.31
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net Income	$132	$320	$455	$717
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $25 and $44 in 2017 ($3 and $17 in 2016)	35	(12)	169	(5)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $10 and $31 in 2017 ($8 and $24 in 2016)	18	17	57	49
(Increase)/Decrease in net actuarial losses, net of tax of ($16) and ($15) in 2017 ($0 and $0 in 2016)	(26)	1	(23)	2
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $9 and $9 in 2017 ($0 and $0 in 2016)	15	—	15	15
Deferred derivative losses, net of tax of ($2) and ($9) in 2017 ($0 and $0 in 2016)	(5)	(1)	(19)	(1)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and ($1) in 2017 ($0 and ($1) in 2016)	1	—	(2)	(5)
Other Comprehensive Income	38	5	197	55
Comprehensive Income	170	325	652	772
Less: Comprehensive Income Attributable to Minority Shareholders	4	3	27	16
Goodyear Comprehensive Income	$166	$322	$625	$756
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2017	2016
Assets:
Current Assets:
Cash and Cash Equivalents	$822	$1,132
Accounts Receivable, less Allowance — $119 ($101 in 2016)	2,672	1,769
Inventories:
Raw Materials	463	436
Work in Process	145	131
Finished Products	2,383	2,060
	2,991	2,627
Prepaid Expenses and Other Current Assets	242	190
Total Current Assets	6,727	5,718
Goodwill	587	535
Intangible Assets	137	136
Deferred Income Taxes (Note 4)	2,356	2,414
Other Assets	714	668
Property, Plant and Equipment, less Accumulated Depreciation — $9,945 ($9,125 in 2016)	7,331	7,040
Total Assets	$17,852	$16,511

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,624	$2,589
Compensation and Benefits (Notes 9 and 10)	582	584
Other Current Liabilities	1,062	963
Notes Payable and Overdrafts (Note 7)	276	245
Long Term Debt and Capital Leases due Within One Year (Note 7)	378	436
Total Current Liabilities	4,922	4,817
Long Term Debt and Capital Leases (Note 7)	5,737	4,798
Compensation and Benefits (Notes 9 and 10)	1,459	1,460
Deferred Income Taxes (Note 4)	91	85
Other Long Term Liabilities	522	626
Total Liabilities	12,731	11,786
Commitments and Contingent Liabilities (Note 11)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 246 and 252 million in 2017 and 2016 after deducting 32 and 26 million treasury shares in 2017 and 2016	246	252
Capital Surplus	2,476	2,645
Retained Earnings	6,175	5,808
Accumulated Other Comprehensive Loss	(4,015)	(4,198)
Goodyear Shareholders’ Equity	4,882	4,507
Minority Shareholders’ Equity — Nonredeemable	239	218
Total Shareholders’ Equity	5,121	4,725
Total Liabilities and Shareholders’ Equity	$17,852	$16,511
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Cash Flows from Operating Activities:
Net Income	$455	$717
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	586	536
Amortization and Write-Off of Debt Issuance Costs	17	24
Provision for Deferred Income Taxes	33	31
Net Pension Curtailments and Settlements	13	13
Net Rationalization Charges (Note 2)	102	194
Rationalization Payments	(96)	(68)
Net (Gains) Losses on Asset Sales (Note 3)	(14)	(28)
Pension Contributions and Direct Payments	(67)	(71)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(807)	(570)
Inventories	(254)	(236)
Accounts Payable — Trade	5	(144)
Compensation and Benefits	(27)	(68)
Other Current Liabilities	(51)	11
Other Assets and Liabilities	(49)	(51)
Total Cash Flows from Operating Activities	(154)	290
Cash Flows from Investing Activities:
Capital Expenditures	(683)	(711)
Asset Dispositions (Note 3)	9	13
Short Term Securities Acquired	(51)	(46)
Short Term Securities Redeemed	51	34
Other Transactions	(1)	2
Total Cash Flows from Investing Activities	(675)	(708)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	544	219
Short Term Debt and Overdrafts Paid	(523)	(99)
Long Term Debt Incurred	4,972	4,129
Long Term Debt Paid	(4,193)	(4,025)
Common Stock Issued	12	9
Common Stock Repurchased (Note 12)	(205)	(200)
Common Stock Dividends Paid (Note 12)	(75)	(56)
Transactions with Minority Interests in Subsidiaries	(6)	(9)
Debt Related Costs and Other Transactions	(69)	(77)
Total Cash Flows from Financing Activities	457	(109)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	51	25
Net Change in Cash, Cash Equivalents and Restricted Cash	(321)	(502)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,189	1,502
Cash, Cash Equivalents and Restricted Cash at End of the Period	$868	$1,000
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
Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2017.
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
Effective January 1, 2017, we early adopted an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. As a result of the adoption, premiums for debt extinguishment of $53 million were reclassified from Operating Activities to Financing Activities in the statement of cash flows for the nine months ended September 30, 2016. The other seven specific cash flow issues were either not applicable to Goodyear or the treatment has not changed from our current practice.
Effective January 1, 2017, we early adopted an accounting standards update with new guidance on the presentation of restricted cash in the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The restricted cash balances as of September 30, 2017, December 31, 2016, and September 30, 2016 were $46 million, $57 million and $25 million, respectively.
Recently Issued Accounting Standards
In August 2017, the Financial Accounting Standards Board ("FASB") issued an accounting standards update with new guidance intended to reduce complexity in hedge accounting and make hedge results easier to understand. This includes simplifying how hedge results are presented and disclosed in the financial statements, expanding the types of hedge strategies allowed and providing relief around the documentation and assessment requirements. The standards update is effective using a modified retrospective approach, with the presentation and disclosure guidance required prospectively, for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact of this standards update on our consolidated financial statements.
In May 2017, the FASB issued an accounting standards update with new guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires the application of modification accounting if the value, vesting conditions or classification of the award changes. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2017, the FASB issued an accounting standards update intended to improve the financial statement presentation of pension and postretirement benefits cost. The standards update requires employers that offer defined benefit pension or other postretirement benefit plans to report service cost in the same income statement line as compensation costs and to report non-service related costs separately from service cost outside a sub-total of income from operations, if one is presented. Currently, the Company records both service and non-service related costs in selling, administrative and general expense ("SAG") and cost of goods sold ("CGS"), as appropriate. Under the new standard, non-service related costs, which are expected to total approximately $70 million for full-year 2017, will be recorded in Other (Income) Expense. In addition, the new guidance allows only service cost to be capitalized. The standards update is effective retrospectively for the financial statement presentation of benefits cost and prospectively for the capitalization of service cost for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted.
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
In February 2016, the FASB issued an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet.  Lessor accounting is largely unchanged from the current accounting model.  The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. The standards update is effective using the modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The standard provides for certain practical expedients. The transition will require application at the beginning of the earliest comparative period presented at the time of adoption. We are substantially complete with aggregating our worldwide lease contracts, are in the process of evaluating these lease contracts and are in the early stages of implementing a new lease accounting system to support the accounting and disclosure requirements of this standards update. The adoption of this standards update is expected to have a material impact on our financial statements as the Company has significant operating lease commitments that are off-balance sheet in accordance with current US GAAP.
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued several amendments which provide clarification, additional guidance, practical expedients and technical corrections. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The standard permits the use of either a retrospective or modified retrospective approach. We intend to use the modified retrospective approach.  The adoption of this standards update is not expected to have a material impact on our consolidated financial statements. We will continue our evaluation of the standards update through the date of adoption, including assessing the impact of required new disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

over operating and financial policies are accounted for using the equity method. Investments in other companies are carried at cost. All intercompany balances and transactions have been eliminated in consolidation.
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

(In millions)	September 30,
	2017	2016
Cash and Cash Equivalents	$822	$975
Restricted Cash	46	25
Total Cash, Cash Equivalents and Restricted Cash	$868	$1,000

Restricted Cash, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, primarily represents amounts required to be set aside in connection with accounts receivable factoring programs and funds obtained under certain Chinese credit facilities for plant expansion in China.  The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables or when funds are used for plant expansion expenditures, respectively.
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
The following table shows the roll-forward of our liability between periods:

		Other Exit and
(In millions)	Associate-	Non-cancelable
	Related Costs	Lease Costs	Total
Balance at December 31, 2016	$214	$5	$219
2017 Charges (1)	70	25	95
Incurred, including net Foreign Currency Translation of $23 million and $0 million, respectively	(47)	(26)	(73)
Reversed to the Statements of Operations	(7)	—	(7)
Balance at September 30, 2017	$230	$4	$234

(1)	Charges of $95 million exclude $14 million of benefit plan curtailments and settlements recorded in Rationalizations in the Statement of Operations.
Rationalization actions accrued at September 30, 2017 include $118 million related to the closure of our tire manufacturing facility in Philippsburg, Germany. The closure is in furtherance of our strategy to capture the growing demand for premium, large-rim diameter tires in part by reducing excess capacity in declining, less profitable segments of the tire market. Approximately $65 million of the accrued charges related to the closure are expected to be paid during the fourth quarter of 2017 with the remainder paid in 2018.
The remainder of the accrual balance at September 30, 2017 is expected to be substantially utilized within the next 12 months and includes $36 million related to global plans to reduce SAG headcount, $30 million related to manufacturing headcount reductions in certain countries in Europe, Middle East and Africa ("EMEA"), and $17 million related to a SAG headcount reduction plan in certain countries in EMEA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2017	2016	2017	2016
Current Year Plans
Associate Severance and Other Related Costs	$26	$128	$51	$171
Other Exit and Non-Cancelable Lease Costs	—	—	1	—
Current Year Plans - Net Charges	$26	$128	$52	$171

Prior Year Plans
Associate Severance and Other Related Costs	$(5)	$—	$12	$10
Benefit Plan Curtailments and Settlements	13	1	14	—
Other Exit and Non-Cancelable Lease Costs	12	6	24	13
Prior Year Plans - Net Charges	20	7	50	23
Total Net Charges	$46	$135	$102	$194

Asset Write-off and Accelerated Depreciation Charges	$10	$3	$39	$10
Substantially all of the new charges for the three and nine months ended September 30, 2017 and 2016 related to future cash outflows. Net current year plan charges for the three and nine months ended September 30, 2017 include charges of $25 million related to a global plan to reduce SAG headcount. Net current year plan charges for the nine months ended September 30, 2017 also include charges of $20 million related to SAG headcount reductions in certain countries in EMEA and $7 million related to a plan to improve operating efficiency in EMEA. Net current year plan charges for the three and nine months ended September 30, 2016 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, manufacturing headcount reductions in EMEA to improve operating efficiency and a separate plan to reduce SAG headcount globally.
Net prior year plan charges for the three months ended September 30, 2017 include $9 million related to the closure of our tire manufacturing facility in Philippsburg, Germany and $9 million related to a separate global plan to reduce SAG headcount. Net prior year plan charges for the nine months ended September 30, 2017 include $29 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $9 million related to a separate global plan to reduce SAG headcount and $9 million related to manufacturing headcount reductions in certain countries in EMEA. Net prior year plan charges for the three and nine months ended September 30, 2016 include charges of $2 million and $11 million, respectively, for associate severance and idle plant costs related to the closure of one of our manufacturing facilities in Amiens, France.
Net charges for the three and nine months ended September 30, 2017 included reversals of $5 million and $7 million, respectively, for actions no longer needed for their originally intended purposes. Ongoing rationalization plans had approximately $595 million in charges incurred prior to 2017 and approximately $45 million is expected to be incurred in future periods.
Approximately 400 associates will be released under new plans initiated in 2017, of which approximately 100 were released through September 30, 2017. In the first nine months of 2017, approximately 1,100 associates were released under plans initiated in prior years, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. Approximately 750 associates remain to be released under all ongoing rationalization plans.
Approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form 10-Q.
Accelerated depreciation charges for the three and nine months ended September 30, 2017 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. Accelerated depreciation charges for the three and nine months ended September 30, 2016 primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility. Asset write-off and accelerated depreciation charges for all periods were recorded in CGS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Financing fees and financial instruments	$8	$7	$48	$75
Royalty income	(10)	(4)	(26)	(18)
Net (gains) losses on asset sales	(1)	(27)	(14)	(28)
Interest income	(3)	(4)	(10)	(12)
Net foreign currency exchange (gains) losses	(1)	(1)	(4)	(4)
General and product liability expense (income) - discontinued products	(3)	2	—	(14)
Miscellaneous expense	14	4	15	4
	$4	$(23)	$9	$3
Financing fees and financial instruments consist of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments for the nine months ended September 30, 2017 include a redemption premium of $25 million related to the redemption of our $700 million 7% senior notes due 2022 in May 2017. Financing fees and financial instruments for the nine months ended September 30, 2016 include redemption premiums of $53 million related to the redemption of our $900 million 6.5% senior notes due 2021 in June 2016 and our €250 million 6.75% senior notes due 2019 in January 2016.
Net (gains) losses on asset sales for the nine months ended September 30, 2017 include a gain of $6 million related to the sale of a former wire plant site in Luxembourg. Net (gains) losses on asset sales for the three and nine months ended September 30, 2016 include a $16 million gain related to the sale of the former wire plant site and a $9 million gain related to the sale of our interest in a supply chain logistics company.
General and product liability expense (income) - discontinued products consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. General and product liability expense (income) - discontinued products for the three and nine months ended September 30, 2017 includes a benefit of $5 million for the recovery of past costs from certain asbestos insurers. General and product liability expense (income) - discontinued products for the nine months ended September 30, 2016 includes a benefit of $4 million for the recovery of past costs from certain asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods.
Miscellaneous expense for the three and nine months ended September 30, 2017 includes $12 million related to expenses incurred by the Company as a direct result of hurricanes Harvey and Irma during the third quarter of 2017.
Also, included in Other (Income) Expense is royalty income which is derived primarily from licensing arrangements related to divested businesses as well as other licensing arrangements, interest income which primarily consists of amounts earned on cash deposits, and net foreign currency exchange (gains) losses.
NOTE 4. INCOME TAXES
In the third quarter of 2017, we recorded tax expense of $30 million on income before income taxes of $162 million. For the first nine months of 2017, we recorded tax expense of $136 million on income before income taxes of $591 million. Income tax expense for the three and nine months ended September 30, 2017 was favorably impacted by $12 million and $23 million of various discrete tax adjustments, respectively. In the third quarter of 2016, we recorded a net tax benefit of $10 million on income before income taxes of $310 million. For the first nine months of 2016, we recorded tax expense of $161 million on income before income taxes of $878 million. Income tax benefit and expense for the three and nine months ended September 30, 2016 was favorably impacted by $118 million and $127 million of various discrete tax adjustments, respectively, primarily comprised of a tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Earnings per share — basic:
Goodyear net income	$129	$317	$442	$703
Weighted average shares outstanding	250	262	251	264
Earnings per common share — basic	$0.52	$1.21	$1.76	$2.66

Earnings per share — diluted:
Goodyear net income	$129	$317	$442	$703
Weighted average shares outstanding	250	262	251	264
Dilutive effect of stock options and other dilutive securities	4	4	4	4
Weighted average shares outstanding — diluted	254	266	255	268
Earnings per common share — diluted	$0.50	$1.19	$1.73	$2.62
Weighted average shares outstanding - diluted for the three and nine months ended September 30, 2017 and for the nine months ended September 30, 2016 exclude approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). There were no equivalent shares related to options with exercise prices greater than the average market price of our common shares for the three months ended September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Sales:
Americas	$2,041	$2,070	$6,028	$6,111
Europe, Middle East and Africa	1,311	1,236	3,664	3,748
Asia Pacific	569	541	1,614	1,558
Net Sales	$3,921	$3,847	$11,306	$11,417
Segment Operating Income:
Americas	$189	$305	$616	$856
Europe, Middle East and Africa	87	152	262	380
Asia Pacific	81	99	225	270
Total Segment Operating Income	$357	$556	$1,103	$1,506
Less:
Rationalizations	$46	$135	$102	$194
Interest expense	84	90	260	285
Other (income) expense (Note 3)	4	(23)	9	3
Asset write-offs and accelerated depreciation	10	3	39	10
Corporate incentive compensation plans	—	20	27	60
Pension curtailments/settlements	13	—	13	14
Intercompany profit elimination	21	2	16	7
Retained expenses of divested operations	3	2	9	12
Other	14	17	37	43
Income before Income Taxes	$162	$310	$591	$878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Rationalizations:
Americas	$4	$6	$6	$10
Europe, Middle East and Africa	25	126	78	179
Asia Pacific	1	—	2	1
Total Segment Rationalizations	$30	$132	$86	$190
Corporate	16	3	16	4
Total Rationalizations	$46	$135	$102	$194

Net (Gains) Losses on Asset Sales:
Americas	$(1)	$—	$(4)	$—
Europe, Middle East and Africa	—	(18)	(10)	(18)
Asia Pacific	—	—	—	(1)
Total Segment Asset Sales	$(1)	$(18)	$(14)	$(19)
Corporate	—	(9)	—	(9)
Total Net (Gains) Losses on Asset Sales	$(1)	$(27)	$(14)	$(28)

Asset Write-offs and Accelerated Depreciation:
Americas	$—	$1	$—	$1
Europe, Middle East and Africa	10	2	39	9
Total Segment Asset Write-offs and Accelerated Depreciation	$10	$3	$39	$10
NOTE 7. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2017, we had total credit arrangements of $8,851 million, of which $2,420 million were unused. At that date, 41% of our debt was at variable interest rates averaging 4.08%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2017, we had short term committed and uncommitted credit arrangements totaling $627 million, of which $351 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2017	2016
Notes payable and overdrafts	$276	$245
Weighted average interest rate	5.98%	6.18%

Chinese credit facilities	$125	$146
Other domestic and foreign debt (including capital leases)	253	290
Long term debt and capital leases due within one year	$378	$436
Weighted average interest rate	6.98%	9.39%
Total obligations due within one year	$654	$681
Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2017, we had long term credit arrangements totaling $8,224 million, of which $2,069 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2017		December 31, 2016
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$275		$273
7% due 2022	—		700
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	296		264
5% due 2026	900		900
4.875% due 2027	700		—
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	375	2.45%	85	1.98%
Second lien term loan facility due 2019	399	3.24%	399	3.75%
€550 million revolving credit facility due 2020	390	1.75%	—	—
Pan-European accounts receivable facility	241	0.89%	198	0.98%
Chinese credit facilities	247	4.81%	315	4.68%
Other foreign and domestic debt(1)	1,145	6.08%	951	9.14%
	6,118		5,235
Unamortized deferred financing fees	(43)		(42)
	6,075		5,193
Capital lease obligations	40		41
	6,115		5,234
Less portion due within one year	(378)		(436)
	$5,737		$4,798

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of September 30, 2017, our borrowing base, and therefore our availability, under this facility was $266 million below the facility's stated amount of $2.0 billion.
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
At September 30, 2017, we had $375 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility.
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
At September 30, 2017 and December 31, 2016, the amounts outstanding under this facility were $399 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At September 30, 2017, there were $148 million (€125 million) of borrowings outstanding under the German tranche and there were $242 million (€205 million) of borrowings outstanding under the all-borrower tranche. At December 31, 2016, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at September 30, 2017 and December 31, 2016.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2016 to October 15, 2017, the designated maximum amount of the facility was €320 million. Effective October 16, 2017, the designated maximum amount of the facility was reduced to €275 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries to a bankruptcy-remote French company controlled by one of the liquidity banks in the facility. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 25, 2019, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2018.
At September 30, 2017, the amounts available and utilized under this program totaled $241 million (€204 million). At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. From July 1, 2016 to December 31, 2017, the designated maximum amount of the facility is 60 million Australian dollars. At September 30, 2017, the amounts available and utilized under this program were $31 million (AUD 39 million) and $29 million (AUD 37 million), respectively. At December 31, 2016, the amounts available and utilized under this program were $28 million (AUD 39 million) and $12 million (AUD 16 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2016 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2017, the gross amount of receivables sold was $495 million, compared to $502 million at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Foreign Credit Facilities
A Chinese subsidiary has several financing arrangements in China. At September 30, 2017, these non-revolving credit facilities had total unused availability of $218 million and can only be used to finance the expansion of our manufacturing facility in China. At September 30, 2017 and December 31, 2016, the amounts outstanding under these facilities were $247 million and $315 million, respectively. The facilities ultimately mature in 2025 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At September 30, 2017 and December 31, 2016, restricted cash related to funds obtained under these credit facilities was $14 million and $8 million, respectively.
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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2017	2016
Fair Values — Current asset (liability):
Accounts receivable	$6	$30
Other current liabilities	(8)	(18)
At September 30, 2017 and December 31, 2016, these outstanding foreign currency derivatives had notional amounts of $1,121 million and $1,812 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $10 million and $55 million for the three and nine months ended September 30, 2017, respectively, and net transaction losses on derivatives of $15 million and $33 million for the three and nine months ended September 30, 2016, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2017	2016
Fair Values — Current asset (liability):
Accounts receivable	$—	$9
Other current liabilities	(10)	—
Fair Values — Long term asset (liability):
Other assets	$—	$2
Other long term liabilities	(2)	—
At September 30, 2017 and December 31, 2016, these outstanding foreign currency derivatives had notional amounts of $261 million and $293 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2017	2016	2017	2016
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$7	$1	$28	$1
Amount of deferred (gain) loss reclassified from AOCL into CGS	1	—	(3)	(6)
Amounts excluded from effectiveness testing	(1)	(1)	(2)	(1)
The estimated net amount of deferred losses at September 30, 2017 that are expected to be reclassified to earnings within the next twelve months is $14 million.
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
NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Assets:
Investments	$10	$9	$10	$9	$—	$—	$—	$—
Foreign Exchange Contracts	6	41	—	—	6	41	—	—
Total Assets at Fair Value	$16	$50	$10	$9	$6	$41	$—	$—

Liabilities:
Foreign Exchange Contracts	$20	$18	$—	$—	$20	$18	$—	$—
Total Liabilities at Fair Value	$20	$18	$—	$—	$20	$18	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2017 and December 31, 2016.

	September 30,	December 31,
(In millions)	2017	2016
Fixed Rate Debt:
Carrying amount — liability	$3,580	$3,514
Fair value — liability	3,779	3,669

Variable Rate Debt:
Carrying amount — liability	$2,495	$1,679
Fair value — liability	2,477	1,678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long term debt with a fair value of $3,883 million and $3,804 million at September 30, 2017 and December 31, 2016, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt is categorized within the Level 2 hierarchy and approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.
NOTE 9. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Service cost	$1	$1	$3	$3
Interest cost	39	41	120	123
Expected return on plan assets	(60)	(64)	(181)	(191)
Amortization of net losses	27	28	83	82
Net periodic pension cost	7	6	25	17
Net curtailments and settlements	24	—	25	—
Total defined benefit pension cost	$31	$6	$50	$17

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Service cost	$8	$7	$23	$22
Interest cost	18	20	53	61
Expected return on plan assets	(20)	(21)	(59)	(67)
Amortization of net losses	8	7	24	21
Net periodic pension cost	14	13	41	37
Net curtailments and settlements	2	—	2	13
Total defined benefit pension cost	$16	$13	$43	$50

During the third quarter of 2017, we recognized a settlement charge of $24 million in connection with our frozen salaried U.S. pension plan. The settlement charge resulted from total lump sum benefit payments exceeding annual interest cost.
For the three and nine months ended September 30, 2017, net curtailment and settlement charges of $13 million and $14 million, respectively, were included in rationalization charges for employees who terminated service as a result of ongoing rationalization plans.
During the second quarter of 2016, annuities were purchased from existing plan assets to settle $41 million in obligations of one of our U.K. pension plans which resulted in a settlement charge of $14 million.
We expect to contribute approximately $50 million to $75 million to our funded non-U.S. pension plans in 2017. For the three and nine months ended September 30, 2017, we contributed $14 million and $41 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2017 and 2016 was $28 million and $30 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $86 million and $93 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits credit for the three months ended September 30, 2017 and 2016 was $2 million and $4 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $5 million and $17 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.7 million stock options, 0.1 million restricted stock units and 0.2 million performance share units during the nine months ended September 30, 2017 under our stock compensation plans. The weighted average exercise price per share and weighted average fair value per share of the stock option grants during the nine months ended September 30, 2017 were $35.26 and $12.08, respectively. We estimated the fair value of the stock options using the following assumptions in our Black-Scholes model:
Expected term: 7.2 years
Interest rate: 2.13%
Volatility: 33.63%
Dividend yield: 1.13%
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $35.05 for restricted stock units and $36.78 for performance share units granted during the nine months ended September 30, 2017.
We recognized stock-based compensation expense of $5 million and $17 million during the three and nine months ended September 30, 2017, respectively. At September 30, 2017, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $29 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022. We recognized stock-based compensation expense of $7 million and $18 million during the three and nine months ended September 30, 2016, respectively.
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
NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $52 million and $55 million at September 30, 2017 and December 31, 2016, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $18 million and $21 million was included in Other Current Liabilities at September 30, 2017 and December 31, 2016, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $252 million and $248 million for anticipated costs related to workers’ compensation at September 30, 2017 and December 31, 2016, respectively. Of these amounts, $46 million and $48 million was included in Current Liabilities as part of Compensation and Benefits at September 30, 2017 and December 31, 2016, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2017 and December 31, 2016, the liability was discounted using a risk-free rate of return. At September 30, 2017, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Product Liability and Other Litigation
We have recorded liabilities totaling $333 million and $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2017 and December 31, 2016, respectively. Of these amounts, $59 million and $49 million was included in Other Current Liabilities at September 30, 2017 and December 31, 2016, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2017, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $27 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 127,400 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $529 million through September 30, 2017 and $517 million through December 31, 2016.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2017	December 31, 2016
Pending claims, beginning of period	64,400	67,400
New claims filed	1,500	1,900
Claims settled/dismissed	(4,700)	(4,900)
Pending claims, end of period	61,200	64,400
Payments (1)	$6	$20

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $177 million and $171 million at September 30, 2017 and December 31, 2016, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $121 million and $123 million at September 30, 2017 and December 31, 2016, respectively. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $12 million was included in Current Assets as part of Accounts Receivable at September 30, 2017 and December 31, 2016. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €119 million ($140 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $39 million and $40 million at September 30, 2017 and December 31, 2016, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We also generally do not require collateral in connection with the issuance of these guarantees. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2017, this guarantee amount has been reduced to $38 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 12. CAPITAL STOCK
Dividends
During the third quarter of 2017, cash dividends of $0.10 per share were declared on July 12, 2017 and paid on September 1, 2017. During the third quarter of 2016, cash dividends of $0.07 per share were declared on July 12, 2016 and paid on September 1, 2016, and cash dividends of $0.10 per share were declared on September 7, 2016 and paid during the fourth quarter of 2016 on December 1, 2016.
In the first nine months of 2017 and 2016, we paid cash dividends of $75 million and $56 million, respectively, on our common stock. On October 10, 2017, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.14 per share of common stock, or approximately $35 million in the aggregate, which represents an increase of $0.04 per share. The dividend will be paid on December 1, 2017 to stockholders of record as of the close of business on November 1, 2017. Future quarterly dividends are subject to Board approval. We will pay dividends of $0.44 per share during 2017, and paid dividends of $0.31 per share during 2016.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2017, we repurchased 5,592,239 shares at an average price, including commissions, of $31.29 per share, or $175 million in the aggregate. During the first nine months of 2017, we repurchased 6,435,359 shares at an average price, including commissions, of $31.88 per share, or $205 million in the aggregate. Since 2013, we repurchased 37,649,469 shares at an average price, including commissions, of $29.71 per share, or $1,118 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first nine months of 2017, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$4,507	$218	$4,725	$3,920	$222	$4,142
Comprehensive income (loss):
Net income	442	13	455	703	14	717
Foreign currency translation, net of tax of $44 in 2017 ($17 in 2016)	155	14	169	(7)	2	(5)
Amortization of prior service cost and unrecognized gains included in total benefit cost, net of tax of $31 in 2017 ($24 in 2016)	57	—	57	49	—	49
(Increase)/Decrease in net actuarial losses, net of tax of ($15) in 2017 ($0 in 2016)	(23)	—	(23)	2	—	2
Immediate recognition of prior service cost and unrecognized gains due to curtailments, settlements, and divestitures, net of tax of $9 in 2017 ($0 in 2016)	15	—	15	15	—	15
Deferred derivative losses, net of tax of ($9) in 2017 ($0 in 2016)	(19)	—	(19)	(1)	—	(1)
Reclassification adjustment for amounts recognized in income, net of tax of ($1) in 2017 (($1) in 2016)	(2)	—	(2)	(5)	—	(5)
Other comprehensive income	183	14	197	53	2	55
Total comprehensive income	625	27	652	756	16	772
Adoption of new accounting standard	—	—	—	56	—	56
Dividends declared to minority shareholders	—	(6)	(6)	—	(11)	(11)
Stock-based compensation plans (Note 10)	17	—	17	18	—	18
Repurchase of common stock (Note 12)	(205)	—	(205)	(200)	—	(200)
Dividends declared (Note 12)	(75)	—	(75)	(82)	—	(82)
Common stock issued from treasury	13	—	13	9	—	9
Balance at end of period	$4,882	$239	$5,121	$4,477	$227	$4,704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the nine months ended September 30, 2017 and 2016:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$(4,198)
Other comprehensive income (loss) before reclassifications	155	(23)	(19)	113
Amounts reclassified from accumulated other comprehensive loss	—	72	(2)	70
Balance at September 30, 2017	$(1,000)	$(3,004)	$(11)	$(4,015)

	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2015	$(946)	$(3,071)	$7	$(4,010)
Other comprehensive income (loss) before reclassifications	(7)	2	(1)	(6)
Amounts reclassified from accumulated other comprehensive loss	—	64	(5)	59
Balance at September 30, 2016	$(953)	$(3,005)	$1	$(3,957)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions) (Income) Expense	2017	2016	2017	2016
Component of AOCL	Amount Reclassified from AOCL		Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$28	$25	$88	$73	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	24	—	24	15	Total Benefit Cost
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$52	$25	$112	$88
Tax effect	(19)	(8)	(40)	(24)	United States and Foreign Taxes
Net of tax	$33	$17	$72	$64	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$1	$—	$(3)	$(6)	Cost of Goods Sold
Tax effect	—	—	1	1	United States and Foreign Taxes
Net of tax	$1	$—	$(2)	$(5)	Goodyear Net Income

Total reclassifications	$34	$17	$70	$59	Goodyear Net Income
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
During the first quarter of 2017, one of our guarantor subsidiaries merged with the Parent Company.  We have changed the prior year consolidating financial statements to conform to the current structure.  As a result, Parent Company Total Assets decreased $113 million and Guarantor Subsidiaries Total Assets decreased $358 million, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, as of December 31, 2016. In addition, Parent Company Total Liabilities decreased $113 million, Guarantor Subsidiaries Total Liabilities decreased $46 million and Guarantor Subsidiaries Total Shareholders' Equity decreased $312 million, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, as of December 31, 2016. Furthermore, Net Income increased $4 million and $12 million for Guarantor Subsidiaries, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, for the three and nine month periods ended September 30, 2016, respectively. The change did not impact the Non-Guarantor Subsidiaries presentation in the previously issued consolidating financial statements.
Certain Non-Guarantor Subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$59	$36	$727	$—	$822
Accounts Receivable, net	660	153	1,859	—	2,672
Accounts Receivable From Affiliates	—	144	260	(404)	—
Inventories	1,582	52	1,401	(44)	2,991
Prepaid Expenses and Other Current Assets	73	2	165	2	242
Total Current Assets	2,374	387	4,412	(446)	6,727
Goodwill	24	1	435	127	587
Intangible Assets	117	—	20	—	137
Deferred Income Taxes	1,883	39	434	—	2,356
Other Assets	215	53	443	3	714
Investments in Subsidiaries	4,689	592	—	(5,281)	—
Property, Plant and Equipment, net	2,469	403	4,486	(27)	7,331
Total Assets	$11,771	$1,475	$10,230	$(5,624)	$17,852
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$822	$104	$1,698	$—	$2,624
Accounts Payable to Affiliates	404	—	—	(404)	—
Compensation and Benefits	306	16	260	—	582
Other Current Liabilities	342	9	711	—	1,062
Notes Payable and Overdrafts	30	—	246	—	276
Long Term Debt and Capital Leases Due Within One Year	4	—	374	—	378
Total Current Liabilities	1,908	129	3,289	(404)	4,922
Long Term Debt and Capital Leases	3,974	52	1,711	—	5,737
Compensation and Benefits	620	104	735	—	1,459
Deferred Income Taxes	—	1	90	—	91
Other Long Term Liabilities	387	11	124	—	522
Total Liabilities	6,889	297	5,949	(404)	12,731
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	246	—	—	—	246
Other Equity	4,636	1,178	4,042	(5,220)	4,636
Goodyear Shareholders’ Equity	4,882	1,178	4,042	(5,220)	4,882
Minority Shareholders’ Equity — Nonredeemable	—	—	239	—	239
Total Shareholders’ Equity	4,882	1,178	4,281	(5,220)	5,121
Total Liabilities and Shareholders’ Equity	$11,771	$1,475	$10,230	$(5,624)	$17,852

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended September 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,790	$294	$2,448	$(611)	$3,921
Cost of Goods Sold	1,402	264	2,024	(621)	3,069
Selling, Administrative and General Expense	233	10	313	—	556
Rationalizations	20	—	26	—	46
Interest Expense	62	2	34	(14)	84
Other (Income) Expense	(54)	(9)	4	63	4
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	127	27	47	(39)	162
United States and Foreign Taxes	9	6	12	3	30
Equity in Earnings of Subsidiaries	11	(3)	—	(8)	—
Net Income (Loss)	129	18	35	(50)	132
Less: Minority Shareholders’ Net Income	—	—	3	—	3
Goodyear Net Income (Loss)	$129	$18	$32	$(50)	$129
Comprehensive Income (Loss)	$166	$16	$86	$(98)	$170
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	4	—	4
Goodyear Comprehensive Income (Loss)	$166	$16	$82	$(98)	$166

	Consolidating Statements of Operations
	Three Months Ended September 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,888	$323	$2,319	$(683)	$3,847
Cost of Goods Sold	1,394	298	1,737	(693)	2,736
Selling, Administrative and General Expense	268	9	322	—	599
Rationalizations	7	—	128	—	135
Interest Expense	64	2	24	—	90
Other (Income) Expense	(24)	—	(7)	8	(23)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	179	14	115	2	310
United States and Foreign Taxes	(55)	3	41	1	(10)
Equity in Earnings of Subsidiaries	83	10	—	(93)	—
Net Income (Loss)	317	21	74	(92)	320
Less: Minority Shareholders’ Net Income	—	—	3	—	3
Goodyear Net Income (Loss)	$317	$21	$71	$(92)	$317
Comprehensive Income (Loss)	$322	$21	$70	$(88)	$325
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	3	—	3
Goodyear Comprehensive Income (Loss)	$322	$21	$67	$(88)	$322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,420	$883	$7,066	$(2,063)	$11,306
Cost of Goods Sold	4,244	824	5,662	(2,104)	8,626
Selling, Administrative and General Expense	740	29	949	—	1,718
Rationalizations	22	—	80	—	102
Interest Expense	196	6	96	(38)	260
Other (Income) Expense	(73)	(8)	(19)	109	9
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	291	32	298	(30)	591
United States and Foreign Taxes	69	6	61	—	136
Equity in Earnings of Subsidiaries	220	28	—	(248)	—
Net Income (Loss)	442	54	237	(278)	455
Less: Minority Shareholders’ Net Income	—	—	13	—	13
Goodyear Net Income (Loss)	$442	$54	$224	$(278)	$442
Comprehensive Income (Loss)	$625	$57	$426	$(456)	$652
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	27	—	27
Goodyear Comprehensive Income (Loss)	$625	$57	$399	$(456)	$625

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,564	$988	$6,922	$(2,057)	$11,417
Cost of Goods Sold	4,131	922	5,311	(2,114)	8,250
Selling, Administrative and General Expense	799	30	979	(1)	1,807
Rationalizations	12	—	182	—	194
Interest Expense	210	9	77	(11)	285
Other (Income) Expense	(29)	1	(17)	48	3
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	441	26	390	21	878
United States and Foreign Taxes	50	2	104	5	161
Equity in Earnings of Subsidiaries	312	31	—	(343)	—
Net Income (Loss)	703	55	286	(327)	717
Less: Minority Shareholders’ Net Income	—	—	14	—	14
Goodyear Net Income (Loss)	$703	$55	$272	$(327)	$703
Comprehensive Income (Loss)	$756	$35	$311	$(330)	$772
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	16	—	16
Goodyear Comprehensive Income (Loss)	$756	$35	$295	$(330)	$756

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$179	$—	$(303)	$(30)	$(154)
Cash Flows from Investing Activities:
Capital Expenditures	(247)	(115)	(323)	2	(683)
Asset Dispositions	1	—	8	—	9
Short Term Securities Acquired	—	—	(51)	—	(51)
Short Term Securities Redeemed	—	—	51	—	51
Capital Contributions and Loans Incurred	(75)	—	(41)	116	—
Capital Redemptions and Loans Paid	21	—	61	(82)	—
Other Transactions	—	—	(1)	—	(1)
Total Cash Flows from Investing Activities	(300)	(115)	(296)	36	(675)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	175	—	369	—	544
Short Term Debt and Overdrafts Paid	(145)	—	(378)	—	(523)
Long Term Debt Incurred	2,597	52	2,323	—	4,972
Long Term Debt Paid	(2,310)	—	(1,883)	—	(4,193)
Common Stock Issued	12	—	—	—	12
Common Stock Repurchased	(205)	—	—	—	(205)
Common Stock Dividends Paid	(75)	—	—	—	(75)
Capital Contributions and Loans Incurred	41	62	13	(116)	—
Capital Redemptions and Loans Paid	(61)	(21)	—	82	—
Intercompany Dividends Paid	—	—	(28)	28	—
Transactions with Minority Interests in Subsidiaries	—	—	(6)	—	(6)
Debt Related Costs and Other Transactions	(38)	—	(31)	—	(69)
Total Cash Flows from Financing Activities	(9)	93	379	(6)	457
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	3	48	—	51
Net Change in Cash, Cash Equivalents and Restricted Cash	(130)	(19)	(172)	—	(321)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	210	55	924	—	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Period	$80	$36	$752	$—	$868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$31	$26	$261	$(28)	$290
Cash Flows from Investing Activities:
Capital Expenditures	(271)	(69)	(375)	4	(711)
Asset Dispositions	11	—	2	—	13
Short Term Securities Acquired	—	—	(46)	—	(46)
Short Term Securities Redeemed	—	—	34	—	34
Capital Contributions and Loans Incurred	(165)	—	(248)	413	—
Capital Redemptions and Loans Paid	48	—	148	(196)	—
Other Transactions	—	—	2	—	2
Total Cash Flows from Investing Activities	(377)	(69)	(483)	221	(708)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	219	—	219
Short Term Debt and Overdrafts Paid	—	—	(99)	—	(99)
Long Term Debt Incurred	2,339	—	1,790	—	4,129
Long Term Debt Paid	(2,034)	—	(1,991)	—	(4,025)
Common Stock Issued	9	—	—	—	9
Common Stock Repurchased	(200)	—	—	—	(200)
Common Stock Dividends Paid	(56)	—	—	—	(56)
Capital Contributions and Loans Incurred	248	59	106	(413)	—
Capital Redemptions and Loans Paid	(148)	(25)	(23)	196	—
Intercompany Dividends Paid	—	—	(24)	24	—
Transactions with Minority Interests in Subsidiaries	—	—	(9)	—	(9)
Debt Related Costs and Other Transactions	(66)	—	(11)	—	(77)
Total Cash Flows from Financing Activities	92	34	(42)	(193)	(109)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	1	24	—	25
Net Change in Cash, Cash Equivalents and Restricted Cash	(254)	(8)	(240)	—	(502)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	361	67	1,074	—	1,502
Cash, Cash Equivalents and Restricted Cash at End of the Period	$107	$59	$834	$—	$1,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     All per share amounts are diluted and refer to Goodyear net income (loss).
OVERVIEW
The Goodyear Tire & Rubber Company is one of the world’s leading manufacturers of tires, with one of the most recognizable brand names in the world and operations in most regions of the world. We have a broad global footprint with 48 manufacturing facilities in 22 countries, including the United States. We operate our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
During the third quarter of 2017, members of the United Steelworkers ratified a new five-year master collective bargaining agreement with us. The new contract, which expires in July 2022, provides increased stability by changing from a four-year to a five-year agreement, operational improvements that increase manufacturing flexibility, and health care changes to help manage costs.
Results of Operations
In the third quarter of 2017, we continued to experience challenging global industry conditions, including higher raw material costs, increased competition and weak demand in many of our key markets, particularly for consumer tires in the United States and Europe.
In addition, Hurricane Harvey in Texas and Hurricane Irma in Florida directly impacted several Company-owned facilities, resulting in hurricane-related expenses of $12 million and negatively impacting Americas operating income by about $5 million. The hurricanes also adversely impacted overall consumer replacement tire demand in the United States.
Our third quarter of 2017 results reflect a 5.2% decrease in tire unit shipments compared to the third quarter of 2016. In the third quarter of 2017, we realized approximately $72 million of cost savings, including raw material cost saving measures of approximately $32 million, which exceeded the impact of general inflation.
Net sales in the third quarter of 2017 were $3,921 million, compared to $3,847 million in the third quarter of 2016. Net sales increased in the third quarter of 2017 due primarily to increases in price and product mix and favorable foreign currency translation, primarily in EMEA. These increases were partially offset by lower tire unit volumes, primarily in Americas and EMEA.
In the third quarter of 2017, Goodyear net income was $129 million, or $0.50 per share, compared to $317 million, or $1.19 per share, in the third quarter of 2016. The decrease in Goodyear net income was primarily driven by lower segment operating income, higher income tax expense and lower gains on asset sales. These decreases were partially offset by lower rationalization charges and lower corporate selling, administrative and general expense ("SAG").
Our total segment operating income for the third quarter of 2017 was $357 million, compared to $556 million in the third quarter of 2016. The $199 million decrease in segment operating income was due to higher raw material costs of $268 million, which more than offset improvements in price and product mix of $131 million, lower volume of $53 million, primarily in Americas and EMEA, and higher conversion costs of $38 million, primarily due to higher under-absorbed overhead as a result of lower production volume in Americas and EMEA. These decreases were partially offset by lower SAG of $28 million, primarily related to lower incentive compensation. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first nine months of 2017 were $11,306 million, compared to $11,417 million in the first nine months of 2016. Net sales decreased in the first nine months of 2017 due to lower tire unit volumes, primarily in Americas and EMEA. This decrease was partially offset by increases in price and product mix, higher sales in other tire-related businesses, primarily related to higher prices for third-party chemical sales in Americas, and favorable foreign currency translation, primarily in Americas.
In the first nine months of 2017, Goodyear net income was $442 million, or $1.73 per share, compared to $703 million, or $2.62 per share, in the first nine months of 2016. The decrease in Goodyear net income was driven by lower segment operating income. This decrease was partially offset by lower rationalization charges, lower corporate SAG, primarily related to lower incentive compensation, lower income tax expense and lower interest expense.
Our total segment operating income for the first nine months of 2017 was $1,103 million, compared to $1,506 million in the first nine months of 2016. The $403 million decrease in segment operating income was due primarily to an increase in raw material costs of $446 million, which more than offset improvements in price and product mix of $305 million, lower volume of $185 million, and higher conversion costs of $108 million, primarily due to higher under-absorbed overhead as a result of lower production volume in Americas and EMEA. These decreases were partially offset by lower SAG of $58 million, primarily related to lower incentive compensation. Refer to "Results of Operations — Segment Information” for additional information.
At September 30, 2017, we had $822 million of Cash and cash equivalents as well as $2,420 million of unused availability under our various credit agreements, compared to $1,132 million and $2,970 million, respectively, at December 31, 2016. Cash and cash equivalents decreased by $310 million from December 31, 2016 due primarily to cash used for working capital of $1,056 million, capital expenditures of $683 million, $280 million in common stock repurchases and dividends, and redemption premiums paid of $25 million. These uses of cash were partially offset by net income of $455 million, which included non-cash depreciation and amortization charges of $586 million, and net borrowings of $800 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We now expect that our full-year tire unit volume for 2017 will be down approximately 5% compared to 2016, and for under-absorbed fixed overhead costs to be approximately $145 million higher in 2017 compared to 2016. We continue to expect cost savings to more than offset general inflation in 2017. Based on current spot rates, we now expect foreign currency translation to be a benefit of approximately $10 million in 2017 compared to 2016.
Based on current raw material spot prices, for the full year of 2017, we continue to expect our raw material costs will be approximately 20% higher than 2016, excluding raw material cost saving measures. However, given the industry environment, we now expect those higher raw material costs to exceed improvements in price and product mix by approximately $300 million. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2017 and 2016
Net sales in the third quarter of 2017 were $3,921 million, increasing $74 million, or 1.9%, from $3,847 million in the third quarter of 2016. Goodyear net income was $129 million, or $0.50 per share, in the third quarter of 2017, compared to $317 million, or $1.19 per share, in the third quarter of 2016.
Net sales increased in the third quarter of 2017, due primarily to increases in price and product mix of $165 million, favorable foreign currency translation of $72 million, primarily in EMEA, and higher sales in other tire-related businesses of $15 million, driven by higher prices for third-party chemical sales in Americas. These increases were partially offset by lower tire unit volume of $177 million, primarily in Americas and EMEA.
Worldwide tire unit sales in the third quarter of 2017 were 39.8 million units, decreasing 2.2 million units, or 5.2%, from 42.0 million units in the third quarter of 2016. Replacement tire volume decreased 1.1 million units, or 3.8%, primarily in Americas. OE tire volume decreased 1.1 million units, or 8.8%, primarily in Americas and EMEA.
Cost of goods sold (“CGS”) in the third quarter of 2017 was $3,069 million, increasing $333 million, or 12.2%, from $2,736 million in the third quarter of 2016. CGS increased due to higher raw material costs of $268 million, foreign currency translation of $58 million, higher conversion costs of $38 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, primarily in Americas and EMEA, higher costs related to product mix of $34 million, and higher costs in other tire-related businesses of $14 million, primarily related to third-party chemical sales in Americas. These increases were partially offset by lower tire volume of $124 million, primarily in Americas and EMEA.
CGS in the third quarter of 2017 included pension expense of $12 million, excluding pension settlement charges of $6 million ($4 million after-tax and minority), compared to $10 million in 2016. CGS in the third quarter of 2017 included accelerated depreciation of $10 million ($7 million after-tax and minority) related to the closure of our manufacturing facility in Philippsburg, Germany compared to $3 million ($2 million after-tax and minority) in the third quarter of 2016 primarily related to the closure of our Wolverhampton, U.K. facility. CGS in the third quarter of 2017 and 2016 also included incremental savings from rationalization plans of $14 million and $5 million, respectively. CGS was 78.3% of sales in the third quarter of 2017 compared to 71.1% in the third quarter of 2016.
SAG in the third quarter of 2017 was $556 million, decreasing $43 million, or 7.2%, from $599 million in the third quarter of 2016. SAG decreased primarily due to lower wages and benefits of $42 million, primarily due to lower incentive compensation, and lower advertising costs of $10 million. These decreases were partially offset by foreign currency translation of $10 million, primarily in EMEA.
SAG in the third quarter of 2017 included pension expense of $10 million, excluding pension settlement charges of $7 million ($4 million after-tax and minority), compared to $8 million in 2016. SAG in the third quarter of 2017 and 2016 also included incremental savings from rationalization plans of $11 million and $10 million, respectively. SAG was 14.2% of sales in the third quarter of 2017, compared to 15.6% in the third quarter of 2016.
We recorded net rationalization charges of $46 million ($31 million after-tax and minority) in the third quarter of 2017 and $135 million ($133 million after-tax and minority) in the third quarter of 2016. In the third quarter of 2017, we recorded charges of $26 million for rationalization actions initiated during 2017, which primarily related to a global plan to reduce SAG headcount. We also recorded charges of $20 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany and a separate global plan to reduce SAG headcount. In the third quarter of 2016, we recorded charges of $128 million for rationalization actions initiated during the quarter, which primarily related to the plan to close our manufacturing facility in Philippsburg, Germany. We also recorded charges of $7 million related to prior year plans.
Interest expense in the third quarter of 2017 was $84 million, decreasing $6 million, or 6.7%, from $90 million in the third quarter of 2016. The decrease was due to a lower average interest rate of 5.39% in the third quarter of 2017 compared to 5.94% in the third quarter of 2016, partially offset by a higher average debt balance of $6,234 million in the third quarter of 2017 compared to $6,132 million in the third quarter of 2016.
Other (Income) Expense in the third quarter of 2017 was $4 million of expense, compared to $23 million of income in the third quarter of 2016. The quarter-over-quarter change was primarily attributable to a decrease of $26 million in net gains on asset sales from $27 million in 2016 to $1 million in 2017 driven by the sale of a former wire plant site in Luxembourg and our interest in a supply chain logistics company during 2016. Other (Income) Expense in 2017 also included $12 million ($11 million after-tax and minority) for hurricane related expenses and a benefit of $5 million ($3 million after-tax and minority) related to the recovery of past costs from certain asbestos insurers.
In the third quarter of 2017, we recorded income tax expense of $30 million on income before income taxes of $162 million. Income tax expense in the third quarter of 2017 was favorably impacted by $12 million ($12 million after minority interest) of various discrete tax adjustments. In the third quarter of 2016, we recorded an income tax benefit of $10 million on income before income taxes of $310 million. The income tax benefit in the third quarter of 2016 included $118 million ($120 million after minority interest) of various discrete tax adjustments primarily consisting of a tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes due to improvements in U.S. income that should allow us to fully utilize the value of the credits.
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
Minority shareholders’ net income in the third quarter of 2017 and 2016 was $3 million for each period.
Nine Months Ended September 30, 2017 and 2016
Net sales in the first nine months of 2017 were $11,306 million, decreasing $111 million, or 1.0%, from $11,417 million in the first nine months of 2016. Goodyear net income was $442 million, or $1.73 per share, in the first nine months of 2017, compared to $703 million, or $2.62 per share, in the first nine months of 2016.
Net sales decreased in the first nine months of 2017, due primarily to lower tire unit volume of $638 million, primarily in Americas and EMEA. This decrease was partially offset by increases in price and product mix of $367 million, higher sales in other tire-related businesses of $99 million, primarily related to higher prices for third-party chemical sales in Americas, and favorable foreign currency translation of $61 million, primarily in Americas.
Worldwide tire unit sales in the first nine months of 2017 were 117.2 million units, decreasing 7.8 million units, or 6.3%, from 125.0 million units in the first nine months of 2016. Replacement tire volume decreased 4.7 million units, or 5.5%, primarily in EMEA and Americas. OE tire volume decreased 3.1 million units, or 8.2%, primarily in Americas and EMEA.
CGS in the first nine months of 2017 was $8,626 million, increasing $376 million, or 4.6%, from $8,250 million in the first nine months of 2016. CGS increased due to higher raw material costs of $446 million, higher costs in other tire-related businesses of $122 million, driven by third-party chemical sales in Americas, higher conversion costs of $108 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, primarily in Americas and EMEA, higher costs related to product mix of $62 million and foreign currency translation of $57 million, primarily in Americas. These increases were partially offset by lower tire volume of $453 million, primarily in Americas and EMEA.

CGS in the first nine months of 2017 included pension expense of $36 million, compared to $34 million in 2016, excluding settlement charges of $6 million ($4 million after-tax and minority) in 2017 and $14 million in 2016. CGS in the first nine months of 2017 also included accelerated depreciation of $39 million ($28 million after-tax and minority) primarily related to the closure of our manufacturing facility in Philippsburg, Germany compared to $10 million ($9 million after-tax and minority) in the first nine months of 2016 primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility. CGS in the first nine months of 2017 and 2016 also included incremental savings from rationalization plans of $27 million and $8 million, respectively. CGS was 76.3% of sales in the first nine months of 2017 compared to 72.3% in the first nine months of 2016.
SAG in the first nine months of 2017 was $1,718 million, decreasing $89 million, or 4.9%, from $1,807 million in the first nine months of 2016. SAG decreased primarily due to lower wages and benefits of $73 million, primarily related to lower incentive compensation, and lower advertising costs of $33 million. These decreases were partially offset by unfavorable foreign currency translation of $7 million.
SAG in the first nine months of 2017 included pension expense of $28 million, excluding pension settlement charges of $7 million ($4 million after-tax and minority), compared to $23 million in the first nine months of 2016. SAG in the first nine months of 2017 and 2016 also included incremental savings from rationalization plans of $29 million and $24 million, respectively. SAG was 15.2% of sales in the first nine months of 2017, compared to 15.8% in the first nine months of 2016.
We recorded net rationalization charges of $102 million ($71 million after-tax and minority) in the first nine months of 2017 and $194 million ($186 million after-tax and minority) in the first nine months of 2016. In the first nine months of 2017, we recorded charges of $52 million for rationalization actions initiated during 2017, which primarily related to a global plan to reduce SAG headcount and plans to improve operating efficiency and reduce SAG headcount in EMEA. We also recorded charges of $50 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, a separate global plan to reduce SAG headcount and a plan to reduce manufacturing headcount in certain countries in EMEA. In the first nine months of 2016, we recorded charges of $171 million for rationalization actions initiated during 2016, which primarily related to the plan to close our manufacturing facility in Philippsburg, Germany and manufacturing headcount reductions in EMEA. We also recorded charges of $23 million related to prior year plans, including additional associate-related and dismantling costs related to the closure of one of our manufacturing facilities in Amiens, France.
Interest expense in the first nine months of 2017 was $260 million, decreasing $25 million, or 8.8%, from $285 million in the first nine months of 2016. The decrease was due to a lower average interest rate of 5.80% in the first nine months of 2017 compared to 6.28% in the first nine months of 2016, and a lower average debt balance of $5,981 million in the first nine months of 2017 compared to $6,052 million in the first nine months of 2016. In addition, interest expense included charges of $6 million ($4 million after-tax and minority) and $11 million ($8 million after-tax and minority) for the nine months ended September 30, 2017 and 2016, respectively, related to the write-off of deferred financing fees.
Other (Income) Expense in the first nine months of 2017 was $9 million of expense, compared to $3 million of expense in the first nine months of 2016. Other (Income) Expense in 2017 included charges of $25 million ($15 million after-tax and minority) for the premium paid in conjunction with the redemption of our $700 million 7% senior notes due 2022 and $12 million ($11 million after-tax and minority) for hurricane related expenses. Other (Income) Expense in 2017 also included $14 million ($12 million after-tax and minority) in net gains on asset sales including a gain on the sale of a former wire plant site in Luxembourg and a benefit of $5 million ($3 million after-tax and minority) related to the recovery of past costs from certain asbestos insurers.
In the first nine months of 2017, we recorded income tax expense of $136 million on income before income taxes of $591 million. Income tax expense in the first nine months of 2017 was favorably impacted by $23 million ($23 million after minority interest) of various discrete tax adjustments. In the first nine months of 2016, we recorded income tax expense of $161 million on income before income taxes of $878 million. Income tax expense in the first nine months of 2016 was favorably impacted by $127 million ($128 million after minority interest) of various discrete tax adjustments, primarily comprised of a tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes due to improvements in U.S. income that should allow us to utilize the value of the credits.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate was primarily attributable to the discrete items noted above and an overall lower effective tax rate in the foreign jurisdictions in which we operate.
Minority shareholders’ net income in the first nine months of 2017 was $13 million, compared to $14 million in 2016.

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
Total segment operating income in the third quarter of 2017 was $357 million, decreasing $199 million, or 35.8%, from $556 million in the third quarter of 2016. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2017 was 9.1%, compared to 14.5% in the third quarter of 2016. Total segment operating income in the first nine months of 2017 was $1,103 million, decreasing $403 million, or 26.8%, from $1,506 million in the first nine months of 2016. Total segment operating margin in the first nine months of 2017 was 9.8%, compared to 13.2% in the first nine months of 2016.
Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2017	2016	Change	Change	2017	2016	Change	Change
Tire Units	17.1	18.6	(1.5)	(7.7)%	51.4	55.4	(4.0)	(7.2)%
Net Sales	$2,041	$2,070	$(29)	(1.4)%	$6,028	$6,111	$(83)	(1.4)%
Operating Income	189	305	(116)	(38.0)%	616	856	(240)	(28.0)%
Operating Margin	9.3%	14.7%			10.2%	14.0%
Three Months Ended September 30, 2017 and 2016
Americas unit sales in the third quarter of 2017 decreased 1.5 million units, or 7.7%, to 17.1 million units. Replacement tire volume decreased 0.9 million units, or 6.4%, primarily in our consumer business in the United States, Mexico and Canada, partially offset by an increase in Brazil. Declines in consumer replacement tire volume in the United States were primarily driven by increased competition. OE tire volume decreased 0.6 million units, or 11.3%, primarily in our consumer business in the United States, driven by reduced OEM production, partially offset by an increase in Brazil.
Net sales in the third quarter of 2017 were $2,041 million, decreasing $29 million, or 1.4%, from $2,070 million in the third quarter of 2016. The decrease in net sales was primarily driven by lower tire unit volume of $124 million. This decrease was partially offset by improvements in price and product mix of $70 million, driven by the impact of higher raw material costs on pricing, higher sales in other tire-related businesses of $15 million, primarily driven by an increase in price for third-party sales of chemical products, and favorable foreign currency translation of $9 million, primarily in Brazil and Canada.
Operating income in the third quarter of 2017 was $189 million, decreasing $116 million, or 38.0%, from $305 million in the third quarter of 2016. The decrease in operating income was primarily due to increased raw material costs of $111 million, which more than offset improvements in price and product mix of $40 million, lower tire unit volume of $36 million, higher conversion costs of $17 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, and incremental start-up costs of $7 million associated with our new plant in San Luis Potosi, Mexico. These decreases in operating income were partially offset by lower SAG of $8 million, primarily related to lower incentive compensation. SAG included incremental savings from rationalization plans of $7 million. During the third quarter of 2017, several Company facilities were directly impacted by Hurricanes Harvey and Irma, which negatively impacted Americas operating income by about $5 million.
Operating income in the third quarter of 2017 excluded rationalization charges of $4 million and net gains on asset sales of $1 million. Operating income in the third quarter of 2016 excluded rationalization charges of $6 million and accelerated depreciation charges of $1 million.

Nine Months Ended September 30, 2017 and 2016
Americas unit sales in the first nine months of 2017 decreased 4.0 million units, or 7.2%, to 51.4 million units. Replacement tire volume decreased 2.2 million units, or 5.5%, primarily in our consumer business in the United States, Mexico and Canada, partially offset by an increase in Brazil. Declines in consumer replacement tire volume in the United States were primarily driven by increased competition. OE tire volume decreased 1.8 million units, or 11.7%, primarily in our consumer business in the United States and Canada, driven by reduced OEM production, partially offset by an increase in Brazil.
Net sales in the first nine months of 2017 were $6,028 million, decreasing $83 million, or 1.4%, from $6,111 million in the first nine months of 2016. The decrease in net sales was primarily driven by lower tire unit volume of $347 million. This decrease was partially offset by improvements in price and product mix of $112 million, driven by the impact of higher raw material costs on pricing, higher sales in our other tire-related businesses of $106 million, primarily due to an increase in price for third-party sales of chemical products, and favorable foreign currency translation of $45 million, primarily in Brazil.
Operating income in the first nine months of 2017 was $616 million, decreasing $240 million, or 28.0%, from $856 million in the first nine months of 2016. The decrease in operating income was due to increased raw material costs of $182 million, which more than offset improvements in price and product mix of $107 million, lower tire unit volume of $96 million, higher conversion costs of $77 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, incremental start-up costs of $20 million associated with our new plant in San Luis Potosi, Mexico, and lower income in our other tire-related businesses of $17 million. These decreases in operating income were partially offset by an out of period adjustment of $24 million of expense in 2016 related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012, and lower SAG of $12 million, primarily related to lower incentive compensation. SAG included incremental savings from rationalization plans of $20 million. During the third quarter of 2017, several Company facilities were directly impacted by Hurricanes Harvey and Irma, which negatively impacted Americas operating income by about $5 million.
Operating income in the first nine months of 2017 excluded rationalization charges of $6 million and net gains on asset sales of $4 million. Operating income in the first nine months of 2016 excluded rationalization charges of $10 million and accelerated depreciation charges of $1 million.
Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2017	2016	Change	Change	2017	2016	Change	Change
Tire Units	14.9	15.4	(0.5)	(4.0)%	43.4	47.0	(3.6)	(7.8)%
Net Sales	$1,311	$1,236	$75	6.1%	$3,664	$3,748	$(84)	(2.2)%
Operating Income	87	152	(65)	(42.8)%	262	380	(118)	(31.1)%
Operating Margin	6.6%	12.3%			7.2%	10.1%
Three Months Ended September 30, 2017 and 2016
Europe, Middle East and Africa unit sales in the third quarter of 2017 decreased 0.5 million units, or 4.0%, to 14.9 million units. OE tire volume decreased 0.4 million units, or 12.2%, primarily in our consumer business, driven by 16" and below rim size tires, primarily as a result of the continuation of our OE selectivity strategy and reduced OEM production on certain fitments. Replacement tire volume decreased 0.1 million units, or 1.4%.
Net sales in the third quarter of 2017 were $1,311 million, increasing $75 million, or 6.1%, from $1,236 million in the third quarter of 2016. Net sales increased primarily due to improvements in price and product mix of $61 million, primarily driven by the impact of higher raw material costs on pricing, and favorable foreign currency translation of $59 million, primarily due to strengthening of the euro, partially offset by devaluation of the Turkish lira. These increases were partially offset by lower tire unit volume of $47 million.
Operating income in the third quarter of 2017 was $87 million, decreasing $65 million, or 42.8%, from $152 million in the third quarter of 2016. Operating income decreased primarily due to higher raw material costs of $116 million which more than offset improvements in price and product mix of $63 million, higher conversion costs of $17 million, primarily related to increased under-absorbed overhead due to lower production levels, and lower volume of $14 million. These decreases were partially offset by lower SAG of $13 million, mainly related to lower wages and benefits and lower advertising costs. SAG and conversion costs included incremental savings from rationalization plans of $4 million and $14 million, respectively.
Operating income in the third quarter of 2017 excluded net rationalization charges of $25 million, primarily related to plans initiated to streamline operations and reduce complexity across EMEA, and accelerated depreciation of $10 million, related to the closure of our tire manufacturing facility in Philippsburg, Germany.

Operating income in the third quarter of 2016 excluded net rationalization charges of $126 million, primarily related to the plan to close our manufacturing facility in Philippsburg, Germany and programs initiated to streamline operations and reduce complexity across EMEA, net gains on asset sales of $18 million, primarily related to the sale of a former wire plant site in Luxembourg, and accelerated depreciation of $2 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility.
Nine Months Ended September 30, 2017 and 2016
Europe, Middle East and Africa unit sales in the first nine months of 2017 decreased 3.6 million units, or 7.8%, to 43.4 million units. Replacement tire volume decreased 2.6 million units, or 7.8%, primarily in our consumer business driven by decreased industry demand and increased competition. OE tire volume decreased 1.0 million units, or 8.0%, primarily in our consumer business, driven by 16" and below rim size tires, primarily as a result of the continuation of our OE selectivity strategy, increased competition and reduced OEM production.
Net sales in the first nine months of 2017 were $3,664 million, decreasing $84 million, or 2.2%, from $3,748 million in the first nine months of 2016. Net sales decreased due to lower tire unit volume of $282 million, partially offset by improvements in price and product mix of $182 million, primarily driven by the impact of higher raw material costs on pricing, and foreign currency translation of $18 million, due to strengthening of currencies across the region, partially offset by devaluation of the Turkish lira and British pound.
Operating income in the first nine months of 2017 was $262 million, decreasing $118 million, or 31.1% from $380 million in the first nine months of 2016. Operating income decreased primarily due to higher raw material costs of $167 million that more than offset improvements in price and product mix of $116 million, lower volume of $84 million and higher conversion costs of $30 million, primarily related to under-absorbed overhead due to lower production levels. These decreases were partially offset by lower SAG of $47 million, driven by lower advertising costs and wages and benefits. SAG and conversion costs included incremental savings from rationalization plans of $9 million and $27 million, respectively.
Operating income in the first nine months of 2017 excluded net rationalization charges of $78 million, primarily related to plans initiated to streamline operations and reduce complexity across EMEA, accelerated depreciation of $39 million, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and gains on asset sales of $10 million, primarily related to the sale of a former wire plant site in Luxembourg.
Operating income in the first nine months of 2016 excluded net rationalization charges of $179 million, primarily related to the plan to close our manufacturing facility in Philippsburg, Germany and programs initiated to streamline operations and reduce complexity across EMEA, net gains on asset sales of $18 million, primarily related to the sale of a former wire plant site in Luxembourg, and accelerated depreciation of $9 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2017	2016	Change	Change	2017	2016	Change	Change
Tire Units	7.8	8.0	(0.2)	(1.5)%	22.4	22.6	(0.2)	(0.8)%
Net Sales	$569	$541	$28	5.2%	$1,614	$1,558	$56	3.6%
Operating Income	81	99	(18)	(18.2)%	225	270	(45)	(16.7)%
Operating Margin	14.2%	18.3%			13.9%	17.3%
Three Months Ended September 30, 2017 and 2016
Asia Pacific unit sales in the third quarter of 2017 decreased 0.2 million units, or 1.5%, to 7.8 million units. Replacement tire volume decreased 0.1 million units, or 1.8%. OE tire volume decreased 0.1 million units, or 1.1%.
Net sales in the third quarter of 2017 were $569 million, increasing $28 million, or 5.2%, from $541 million in the third quarter of 2016. Net sales increased by $34 million due to improvements in price and product mix, primarily due to the impact of raw materials on pricing, and by $4 million due to favorable foreign currency translation. These increases were partially offset by lower volume of $6 million.
Operating income in the third quarter of 2017 was $81 million, decreasing $18 million, or 18.2%, from $99 million in the third quarter of 2016. Operating income decreased due to higher raw material costs of $41 million, which more than offset improvements in price and product mix of $28 million, a decrease in incentives recognized for the expansion of our factory in China of $5 million, higher conversion costs of $4 million, lower volume of $3 million, and a decrease in other tire-related businesses of $3 million. These decreases were partially offset by lower SAG of $7 million, primarily due to lower incentive compensation.

Operating income in the third quarter of 2017 excluded net rationalization charges of $1 million.
Nine Months Ended September 30, 2017 and 2016
Asia Pacific unit sales in the first nine months of 2017 decreased 0.2 million units, or 0.8%, to 22.4 million units. Replacement tire volume increased 0.1 million units, or 0.6%. OE tire volume decreased 0.3 million units, or 2.9%, primarily in our consumer business in China, partially offset by increases in India.
Net sales in the first nine months of 2017 were $1,614 million, increasing $56 million, or 3.6%, from $1,558 million in the first nine months of 2016. Net sales increased by $73 million due to improvements in price and product mix, primarily due to the impact of raw materials on pricing. The increase was partially offset by lower volume of $9 million and lower sales in other tire-related businesses of $5 million.
Operating income in the first nine months of 2017 was $225 million, decreasing $45 million, or 16.7%, from $270 million in the first nine months of 2016. Operating income decreased due to higher raw material costs of $97 million, which more than offset improvements in price and product mix of $82 million, lower income in other tire-related businesses of $10 million, a decrease in incentives recognized for the expansion of our factory in China of $8 million, unfavorable foreign currency translation of $5 million, and lower volume of $5 million.
Operating income in the first nine months of 2017 excluded net rationalization charges of $2 million. Operating income in the first nine months of 2016 excluded net gains on asset sales of $1 million and net rationalization charges of $1 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
At September 30, 2017, we had $822 million in Cash and cash equivalents, compared to $1,132 million at December 31, 2016. For the nine months ended September 30, 2017, net cash used by operating activities was $154 million, primarily driven by cash used for working capital of $1,056 million, that was partially offset by net income of $455 million, which included non-cash charges for depreciation and amortization of $586 million. Net cash used in investing activities was $675 million, primarily reflecting capital expenditures of $683 million. Net cash provided by financing activities was $457 million, primarily due to net borrowings of $800 million, partially offset by cash used for common stock repurchases and dividends of $280 million.
At September 30, 2017, we had $2,420 million of unused availability under our various credit agreements, compared to $2,970 million at December 31, 2016. The table below presents unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2017	2016
First lien revolving credit facility	$1,322	$1,506
European revolving credit facility	260	579
Chinese credit facilities	218	252
Other foreign and domestic debt	269	319
Notes payable and overdrafts	351	314
	$2,420	$2,970
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
We expect our 2017 cash flow needs to include capital expenditures of approximately $800 million to $900 million. We also expect interest expense to range between $345 million and $355 million, restructuring payments to be approximately $225 million, dividends on our common stock to be approximately $110 million, and contributions to our funded non-U.S. pension plans to be approximately $50 million to $75 million. We expect working capital to be a use of cash of approximately $150 million in 2017. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2017 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2017, approximately $809 million of net assets, including $139 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.

Operating Activities
Net cash used by operating activities was $154 million in the first nine months of 2017, compared to net cash provided by operating activities of $290 million in the first nine months of 2016. Net cash used by operating activities in the first nine months of 2017 increased compared to 2016 primarily due to the $262 million decrease in net income, a $106 million increase in cash used for working capital and a $28 million increase in rationalization payments, driven by the closure of the Philippsburg, Germany manufacturing facility.
The increased use of cash for working capital in 2017 was primarily due to an increase of $237 million in cash used for accounts receivable, reflecting the impact of higher raw material costs on our pricing during 2017. This increase was partially offset by a $149 million decrease in cash used for accounts payable primarily due to the timing of current year payments, with higher average raw material prices being included in Accounts Payable - Trade on the balance sheet at September 30, 2017 as compared to 2016.
Investing Activities
Net cash used in investing activities was $675 million in the first nine months of 2017, compared to $708 million in the first nine months of 2016. Capital expenditures were $683 million in the first nine months of 2017, compared to $711 million in the first nine months of 2016. Beyond expenditures required to sustain our facilities, capital expenditures in 2017 and 2016 primarily related to the construction of a new manufacturing facility in Mexico and investments in additional capacity around the world.
Financing Activities
Net cash provided by financing activities was $457 million in the first nine months of 2017, compared to net cash used by financing activities of $109 million in the first nine months of 2016. Financing activities in 2017 included net borrowings of $800 million, which were partially offset by common stock repurchases of $205 million, dividends on our common stock of $75 million, and debt related costs and other transactions of $69 million, primarily due to debt refinancing activities. Financing activities in 2016 included net borrowings of $224 million, which were partially offset by common stock repurchases of $200 million, debt related costs and other transactions of $77 million, primarily due to debt refinancing activities, and dividends on our common stock of $56 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,851 million available at September 30, 2017, of which $2,420 million were unused, compared to $8,491 million available at December 31, 2016, of which $2,970 million were unused. At September 30, 2017, we had long term credit arrangements totaling $8,224 million, of which $2,069 million were unused, compared to $7,932 million and $2,656 million, respectively, at December 31, 2016. At September 30, 2017, we had short term committed and uncommitted credit arrangements totaling $627 million, of which $351 million were unused, compared to $559 million and $314 million, respectively, at December 31, 2016. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At September 30, 2017, we had $3,321 million of outstanding notes, compared to $3,287 million at December 31, 2016.
$700 million 4.875% Senior Notes due 2027
In March 2017, we issued $700 million in aggregate principal amount of 4.875% senior notes due 2027. In May 2017, we used the proceeds of this offering, together with cash and cash equivalents, to redeem in full our $700 million 7% senior notes due 2022.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2017, our borrowing base, and therefore our availability, under the facility was $266 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.

At September 30, 2017, we had $375 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At September 30, 2017, we had $326 million in letters of credit issued under these agreements.
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
At September 30, 2017 and December 31, 2016, the amounts outstanding under this facility were $399 million.
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
At September 30, 2017, there were $148 million (€125 million) of borrowings outstanding under the German tranche and there were $242 million (€205 million) of borrowings outstanding under the all-borrower tranche. At December 31, 2016, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at September 30, 2017 and December 31, 2016.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €45 million and not more than €450 million. For the period beginning October 16, 2016 to October 15, 2017, the designated maximum amount of the facility was €320 million. Effective October 16, 2017, the designated maximum amount of the facility was reduced to €275 million.
The facility involves an ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries. Utilization under the facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 25, 2019, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2018.
At September 30, 2017, the amounts available and utilized under this program totaled $241 million (€204 million). At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
In addition to the pan-European accounts receivable securitization facility discussed above, subsidiaries in Australia have an accounts receivable securitization program that provides flexibility to designate semi-annually the maximum amount of funding available under the facility in an amount of not less than 60 million Australian dollars and not more than 85 million Australian dollars. From July 1, 2016 to December 31, 2017, the designated maximum amount of the facility is 60 million Australian dollars. Availability under this program is based on eligible receivable balances. At September 30, 2017, the amounts available and utilized under this program were $31 million (AUD 39 million) and $29 million (AUD 37 million), respectively. At December 31, 2016, the amounts available and utilized under this program were $28 million (AUD 39 million) and $12 million (AUD 16 million), respectively. The receivables sold under this program also serve as collateral for the related facility. We retain the risk of loss related to these receivables in the event of non-payment. These amounts are included in Long Term Debt and Capital Leases due Within One Year.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first nine months of 2017. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2017, the gross amount of receivables sold was $495 million, compared to $502 million at December 31, 2016.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at September 30, 2017 and December 31, 2016.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2017, our availability under this facility of $1,322 million, plus our Available Cash of $95 million, totaled $1,417 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2017, we were in compliance with this financial covenant.
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
At September 30, 2017, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
During the third quarter of 2017, cash dividends of $0.10 per share were declared on July 12, 2017 and paid on September 1, 2017. During the third quarter of 2016, cash dividends of $0.07 per share were declared on July 12, 2016 and paid on September 1, 2016, and cash dividends of $0.10 per share were declared on September 7, 2016 and paid during the fourth quarter of 2016 on December 1, 2016. In the first nine months of 2017 and 2016, we paid cash dividends of $75 million and $56 million, respectively, on our common stock. On October 10, 2017, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.14 per share of common stock, or approximately $35 million in the aggregate, which represents an increase of $0.04 per share. The dividend will be paid on December 1, 2017 to stockholders of record as of the close of business on November 1, 2017. Future quarterly dividends are subject to Board approval. We will pay dividends of $0.44 per share during 2017, and paid dividends of $0.31 per share during 2016.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2017, we repurchased 5,592,239 shares at an average price, including commissions, of $31.29 per share, or $175 million in the aggregate. During the first nine months of 2017, we repurchased 6,435,359 shares at an average price, including commissions, of $31.88 per share, or $205 million in the aggregate. Since 2013, we repurchased 37,649,469 shares at an average price, including commissions, of $29.71 per share, or $1,118 million in the aggregate.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2017, 41% of our debt was at variable interest rates averaging 4.08%.
The following table presents information about long term fixed rate debt, excluding capital leases, at September 30, 2017:

(In millions)
Carrying amount — liability	$3,580
Fair value — liability	3,779
Pro forma fair value — liability	3,903
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2017, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents foreign currency contract information at September 30, 2017:

(In millions)
Fair value — asset (liability)	$(14)
Pro forma decrease in fair value	(127)
Contract maturities	10/17 - 9/19
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2017, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at September 30, 2017 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$6
Other current liabilities	(18)

Long term asset (liability):
Other assets	$—
Other long term liabilities	(2)

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-Q for the period ended June 30, 2017, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 61,400 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the third quarter of 2017, approximately 500 new claims were filed against us and approximately 700 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter of 2017 was $2 million. At September 30, 2017, there were approximately 61,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 11, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2016 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2016 Form 10-K for a discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/17-7/31/17	—	$—	—	$1,156,490,275
8/1/17-8/31/17	2,056,136	30.38	2,056,136	1,094,018,918
9/1/17-9/30/17	3,536,103	31.82	3,536,103	981,490,337
Total	5,592,239	31.29	5,592,239	$981,490,337

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended September 30, 2017, we repurchased 5,592,239 shares at an average price, including commissions, of $31.29 per share, or $175 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 49, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2017
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

10	Material Contracts

(a)	Outside Directors' Equity Participation Plan, as adopted February 2, 1996 and last amended as of July 1, 2017.	10.1

(b)	Letter Agreement, dated July 1, 2017, between the Company and Joseph Zekoski.	10.2

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 27, 2017	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)