Form 10-K
period 2017-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2018-02-08
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2017, was approximately $8.8 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2018:

240,331,530
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 2018 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

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
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2017, our net sales were $15,377 million and Goodyear’s net income was $346 million. Together with our U.S. and international subsidiaries, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,000 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 48 manufacturing facilities in 22 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 64,000 full-time and temporary associates worldwide.
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
DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2017, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
Financial information related to our operating segments for the three year period ended December 31, 2017 appears in the Note to the Consolidated Financial Statements No. 8, Business Segments.
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

In each case, our tires are offered for sale to vehicle manufacturers for mounting as original equipment (“OE”) and for replacement worldwide. We manufacture and sell tires under the Goodyear, Dunlop, Kelly, Debica, Sava and Fulda brands and various other Goodyear owned “house” brands, and the private-label brands of certain customers. In certain geographic areas we also:

•	retread truck, aviation and off-the-road ("OTR") tires,

•	manufacture and sell tread rubber and other tire retreading materials,

•	sell chemical products, and/or

•	provide automotive and commercial repair services and miscellaneous other products and services.
Our principal products are new tires for most applications. Approximately 87% of our sales in 2017, 2016 and 2015 were for new tires. Sales of chemical products and natural rubber to unaffiliated customers were 3% in 2017 and 2016 and 2% in 2015 of our consolidated sales (6%, 5% and 4% of Americas total sales in 2017, 2016 and 2015, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2017	2016	2015
Americas	81%	82%	84%
Europe, Middle East and Africa	94	94	94
Asia Pacific	90	89	89

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation, race or all-terrain vehicle tires in reported tire unit sales.
Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2017	2016	2015
Americas	70.9	74.1	79.1
Europe, Middle East and Africa	57.1	61.1	61.1
Asia Pacific	31.2	30.9	26.0
Goodyear worldwide tire units	159.2	166.1	166.2

Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2017	2016	2015
Replacement tire units	113.5	117.3	115.5
OE tire units	45.7	48.8	50.7
Goodyear worldwide tire units	159.2	166.1	166.2

New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers.
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

AMERICAS
Americas, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in North, Central and South America, and sells tires to various export markets, primarily through intersegment sales. Americas manufactures tires in six plants in the United States, two plants in Canada and six plants in Brazil, Chile, Colombia, Mexico, Peru and Venezuela.
Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and for various other applications.
Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Direction family of product lines for the mid-tier consumer segment; the Eagle family of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; and the Ultra Grip family of winter tires. Additionally, we offer Dunlop brand radial tire lines including Signature HP, SP Sport and Direzza for the passenger and performance segments; Grandtrek tire lines for the cross-over, sport utility vehicle and light truck segments; and SP Winter, Winter Maxx and Grandtrek tire lines for the winter tire segment. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge A/S, Edge HP, Edge AT and Safari TSR. Goodyear’s Americas commercial business provides commercial truck tires, retreads, services, tools and business solutions to trucking fleets.
In 2017, Americas launched two new consumer tires under the Goodyear brand, the Goodyear Assurance WeatherReady tire and a trailer tire, the Goodyear Endurance. Americas commercial truck tire business launched nine new tires under the Goodyear Endurance, Goodyear Fuel Max, Goodyear Armor Max and Goodyear Marathon lines to service our long haul, regional and mixed service customers.
Americas also:

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,

•	sells products and installation services online through our website, www.goodyear.com,

•	provides automotive maintenance and repair services at approximately 580 Company-owned retail outlets primarily under the Goodyear or Just Tires names,

•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 190 Company-owned Goodyear Commercial Tire & Service Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,

•	sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:
AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2017	2016	2015
Replacement tire units	53.5	55.0	57.4
OE tire units	17.4	19.1	21.7
Total tire units	70.9	74.1	79.1

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
EUROPE, MIDDLE EAST AND AFRICA
Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa under the Goodyear, Dunlop, Debica, Sava and Fulda brands and other house brands, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in thirteen plants in France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey.
In 2017, EMEA launched a number of new consumer tires under the Goodyear, Dunlop, Sava and Fulda brands, including our new Fulda Sport Control 2, Sava Intensa UHP2, Fulda Kristal Control SUV, Goodyear Efficient Grip Cargo and Goodyear WRL Adventure. EMEA also introduced a number of new commercial tires including the KMAX line. EMEA also:

•	sells aviation tires, and manufactures and sells retreaded aviation tires,

•	provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,

•	offers automotive repair services at Company-owned retail outlets, and

•	provides miscellaneous other products and services.
Markets and Other Information
Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2017	2016	2015
Replacement tire units	41.4	43.8	43.8
OE tire units	15.7	17.3	17.3
Total tire units	57.1	61.1	61.1

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.
EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers and imports from other regions, primarily Asia.
Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 50 are owned by Goodyear.
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

•	retreads truck tires and aviation tires,

•	manufactures tread rubber and other tire retreading materials for aviation tires,

•	provides automotive maintenance and repair services at Company-owned retail outlets, and

•	provides miscellaneous other products and services.
In 2017, Asia Pacific released two new consumer tires under the Goodyear brand, the Goodyear EfficientGrip Performance SUV for all markets and the Goodyear Ice Navi 7 for the Japanese winter market. In addition, Asia Pacific released a new Kelly branded consumer tire as a catalyst to further penetrate China's 3rd and 4th tier cities. Asia Pacific also launched two commercial tires, the Goodyear S210KMAX for premium logistics fleets and the Goodyear S800E targeting medium electric urban buses.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:
ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2017	2016	2015
Replacement tire units	18.6	18.5	14.3
OE tire units	12.6	12.4	11.7
Total tire units	31.2	30.9	26.0

Asia Pacific’s major competitors are Bridgestone and Michelin along with many other global brands present in different parts of the region, including Continental, Dunlop, Hankook and a large number of regional and local tire producers.
Asia Pacific sells primarily Goodyear brand tires throughout the region and also sells the Dunlop brand in Australia and New Zealand. Other brands of tires, such as Blue Streak, Remington, Kelly and Diamondback, are sold in smaller quantities. Tires are sold through a network of licensed and franchised retail stores and multi-brand retailers through a network of wholesale dealers. In Australia, we also operate a network of approximately 200 retail stores under the Beaurepaires brand.

GENERAL BUSINESS INFORMATION
Sources and Availability of Raw Materials
The principal raw materials used by Goodyear are synthetic and natural rubber. Synthetic rubber accounts for approximately 55% of all rubber consumed by us on an annual basis. Our plants located in Beaumont and Houston, Texas supply a major portion of our global synthetic rubber requirements. We purchase all of our requirements for natural rubber in the world market.
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2018, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other similar events.
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
We own, control or use approximately 1,500 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 8,400 registrations and 500 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
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
Research and Development
Our direct and indirect expenditures on research, development and certain engineering activities relating to the design, development and significant modification of new and existing products and services and the formulation and design of new, and significant improvements to existing, manufacturing processes and equipment during the periods indicated were:

	Year Ended December 31,
(In millions)	2017	2016	2015
Research and development expenditures	$406	$388	$382

Employees
At December 31, 2017, we employed approximately 64,000 full-time and temporary people throughout the world, including approximately 38,000 people covered under collective bargaining agreements. Approximately 7,000 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers ("USW"), which expires in July 2022. Approximately 25,000 of our employees outside of the United States are covered by union contracts that currently have expired or that will expire in 2018, primarily in Germany, Brazil, Poland, Luxembourg and China. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Unions represent a major portion of our employees in the United States and Europe.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with Federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be $40 million to $50 million annually in 2018 and 2019.
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
INFORMATION ABOUT INTERNATIONAL OPERATIONS
We engage in manufacturing and/or sales operations in most countries in the world, often through subsidiary companies. We have manufacturing operations in 22 countries, including the United States. Most of our international manufacturing operations are engaged in the production of tires. Certain other products are also manufactured in plants located outside the United States. Financial information related to our geographic areas for the three year period ended December 31, 2017 appears in the Note to the Consolidated Financial Statements No. 8, Business Segments, and is incorporated herein by reference.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 8, 2018, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	54
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

Laura K. Thompson	Executive Vice President and Chief Financial Officer	53
Ms. Thompson was named Executive Vice President and Chief Financial Officer in December 2013. She is Goodyear’s principal financial officer. Ms. Thompson joined Goodyear in 1983 and has served as Vice President, Finance, North America (March 2011 to November 2013).

Stephen R. McClellan	President, Americas	52
Mr. McClellan was named President, Americas effective January 1, 2016. He is the executive officer responsible for Goodyear's operations in North America and Latin America. Mr. McClellan joined Goodyear in 1988 and has served as President, North America (August 2011 to December 2015).

Christopher R. Delaney	President, Europe, Middle East and Africa	56
Mr. Delaney was named President, Europe, Middle East and Africa effective September 7, 2017. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Delaney joined Goodyear as President-Elect, Asia Pacific in August 2015, and has served as President, Asia Pacific (January 2016 to September 6, 2017). Prior to joining Goodyear, Mr. Delaney was Chief Executive Officer and Managing Director of Goodman Fielder Ltd., a food products company in Australia, New Zealand and the Asia Pacific region, from July 2011 until March 2015.

Ryan G. Patterson	President, Asia Pacific	44
Mr. Patterson was named President, Asia Pacific effective September 7, 2017. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Mr. Patterson joined Goodyear in 2002 and has served as Vice President, North America Consumer Operations and Customer Development (January 2012 to August 2014) and President, North America Consumer (September 2014 to September 6, 2017).

David L. Bialosky	Senior Vice President, General Counsel and Secretary	60
Mr. Bialosky joined Goodyear as Senior Vice President, General Counsel and Secretary in September 2009. He is Goodyear's chief legal officer.

Paul Fitzhenry	Senior Vice President, Global Communications	58
Mr. Fitzhenry joined Goodyear as Senior Vice President, Global Communications in October 2012. He is the executive officer responsible for Goodyear's communications activities worldwide.

Name	Position(s) Held	Age

Richard Kellam	Senior Vice President, Sales and Marketing Excellence	56
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

Scott H. King	Senior Vice President, Strategy and Business Development	56
Mr. King was named Senior Vice President, Strategy and Business Development in April 2015. He is the executive officer responsible for Goodyear's strategic initiatives and business development activities. Mr. King rejoined Goodyear after serving as Chief Financial Officer of Veyance Technologies, Inc., Goodyear's former Engineered Products Division, from August 2007 until February 2015.

John T. Lucas	Senior Vice President, Global Human Resources	58
Mr. Lucas joined Goodyear as Senior Vice President, Global Human Resources in February 2015. He is Goodyear’s chief human resources officer. Prior to joining Goodyear, Mr. Lucas was Senior Vice President of Human Resources for Lockheed Martin Corporation, a global security and aerospace company, from February 2010 until February 2015.

Joseph Zekoski	Senior Vice President, Global Operations and Technology	67
Mr. Zekoski was named Senior Vice President and Chief Technical Officer in February 2015 and was named Senior Vice President, Global Operations and Technology in August 2016. He is the executive officer responsible for Goodyear's global manufacturing, supply chain, research and development, engineering and product quality activities. Mr. Zekoski joined Goodyear in 1979 and has served as Interim Chief Technical Officer (December 2012 to February 2015).

Evan M. Scocos	Vice President and Controller	46
Mr. Scocos was named Vice President and Controller in June 2016. He is Goodyear's principal accounting officer. Mr. Scocos joined Goodyear in 2004 and has served as Controller, North America (November 2008 to April 2013), Vice President and Assistant Controller (May 2013 to March 2014) and Vice President and General Auditor (March 2014 to May 2016).

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
We experienced challenging global industry conditions in 2017, and our business was impacted by trends that negatively affected the tire industry in general. These negative trends include higher raw material costs, increased competition and weak demand in many of our key markets despite favorable trends in miles driven, gasoline prices and unemployment. Global tire industry demand continues to be difficult to predict. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected.
In order to offset the impact of these trends, we are pursuing important strategic initiatives, such as our operational excellence, sales and marketing excellence and innovation excellence initiatives. We are also undertaking significant capital investments in building, expanding and modernizing manufacturing facilities around the world, including a new manufacturing facility in San Luis Potosi, Mexico. The failure to implement successfully our important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
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
Our performance is also dependent on our ability to improve the volume and mix of higher margin tires we sell in our targeted market segments. In order to do so, we must be successful in developing, producing, marketing and selling products that consumers' desire and that offer higher margins to us. Shifts in consumer demand away from higher margin tires could materially adversely affect our business. We have been capacity constrained from time to time with respect to the production of certain higher margin tires, particularly in the United States and Western Europe. We plan to alleviate these constraints by utilizing our global manufacturing footprint to meet the demand for our tires and by adding manufacturing capacity to produce approximately 20 million tires at our manufacturing facilities worldwide. However, in spite of these initiatives, we may not be able to meet all of the demand for certain of our higher margin tires, which could harm our competitive position and limit our growth.
We cannot assure you that our strategic initiatives will be successful. If not, we may not be able to achieve or sustain future profitability, which would impair our ability to meet our debt and other obligations and would otherwise negatively affect our operating results, financial condition and liquidity.
We face significant global competition and our market share could decline.
New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Kumho, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries, and have announced plans to further increase their production capacity in those countries as well as the United States. These increases in production capacity may result in even greater competition in the United States and elsewhere.
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
In addition, the automotive industry may experience significant changes due to the introduction of new technologies, such as electric and autonomous vehicles, or new services, business models or methods of travel, such as ride sharing. As the automotive industry evolves, we may need to provide a wider range of products and services to remain competitive, including products that we do not currently have the capability to manufacture or services that we do not currently offer. The demand for our products may also decline if automotive production declines and/or total vehicle miles traveled declines. If we do not accurately predict, prepare for and respond to market developments, technological innovations and changing customer and consumer needs, our results of operations and financial condition could be materially adversely affected.
Raw material and energy costs may materially adversely affect our operating results and financial condition.
Raw material costs have historically been volatile, and we may experience increases in the prices of natural and synthetic rubber, carbon black and petrochemical-based commodities. Market conditions, including actions by competitors, or contractual obligations may prevent us from passing any such increased costs on to our customers through timely price increases. Additionally, higher raw material and energy costs around the world may offset our efforts to reduce our cost structure. As a result, higher raw material and energy costs could result in declining margins and operating results and adversely affect our financial condition. The volatility of raw material costs may cause our margins, operating results and liquidity to fluctuate. In addition, lower raw material costs may put downward pressure on the price of tires, which could ultimately reduce our margins and adversely affect our results of operations.
If we fail to extend or renegotiate significant collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 7,000 employees in the United States at December 31, 2017, and expires in July 2022. In addition, approximately 25,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2018, primarily in Germany, Brazil, Poland, Luxembourg and China. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We could be negatively impacted by the imposition of tariffs on imported tires.
The imposition of tariffs on certain tires imported from China or other countries may reduce our flexibility to utilize our global manufacturing footprint to meet demand for our tires around the world. In addition, the imposition of tariffs in the United States may result in the tires subject to such tariffs being diverted to other regions of the world, such as Europe, Latin America or Asia, or in retaliatory tariffs or other actions by affected countries, which could materially adversely affect our results of operations, financial condition and liquidity.
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
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2017, foreign currency translation favorably affected sales by $178 million and favorably affected segment operating income by $10 million compared to the year ended December 31, 2016. The volatility of currency exchange rates may materially adversely affect our operating results.
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
Financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major customers, dealers or suppliers could harm our business.
We experienced challenging global industry conditions in 2017, particularly in Americas and EMEA. As a result of these industry conditions, automotive vehicle production and global tire industry demand continues to be difficult to predict.
Although sales to our OE customers accounted for approximately 20% of our net sales in 2017, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.
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
In addition, the bankruptcy, restructuring or consolidation of one or more of our major customers, dealers or suppliers could result in the write-off of accounts receivable, a reduction in purchases of our products or a supply disruption to our facilities, which could negatively affect our results of operations, financial condition and liquidity.
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
Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to reduce high-cost and excess manufacturing capacity and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently undertaking significant construction, expansion and modernization projects in the United States, China, India, Luxembourg and Mexico.
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
We have a substantial amount of debt. As of December 31, 2017, our debt (including capital leases) on a consolidated basis was approximately $5.7 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future, or that existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2017, we had $1,963 million of variable rate debt outstanding.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We manufacture our products in 48 manufacturing facilities located around the world including 14 plants in the United States.
AMERICAS MANUFACTURING FACILITIES.  Americas owns or leases and operates 25 manufacturing facilities in 8 countries, including:

•14	tire plants,

•4	chemical plants,

•1	tire mold plant,

•2	tire retread plants,

•3	aviation retread plants, and

•1	mix plant.
EUROPE, MIDDLE EAST AND AFRICA MANUFACTURING FACILITIES.  EMEA owns or leases and operates 15 manufacturing facilities in 8 countries, including:

•13	tire plants,

•1	tire mold and tire manufacturing machine facility, and

•1	aviation retread plant.
ASIA PACIFIC MANUFACTURING FACILITIES.  Asia Pacific owns and operates 8 manufacturing facilities in 6 countries, including 7 tire plants and 1 aviation retread plant.
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 84% during 2017 compared to approximately 85% in 2016 and 86% in 2015. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, such as high-value-added and low-value-added tires or consumer and commercial tires, and can also vary between business segments.
OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and seven tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 1,000 retail outlets for the sale of our tires to consumer and commercial customers, approximately 40 tire retreading facilities and approximately 240 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 13, Property, Plant and Equipment and No. 14, Leased Assets. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and Federal courts involving approximately 54,300 claimants at December 31, 2017 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $16 million during 2017. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
Amiens Labor Claims
Approximately 840 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €118 million ($142 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT).
Information relating to the high and low sale prices of shares of our common stock and dividends declared on our common stock appears under the caption “Quarterly Data and Market Price Information” in Item 8 of this Annual Report at page 114, and is incorporated herein by reference. Under our primary credit facilities, we are permitted to pay dividends on our common stock as long as no default will have occurred and be continuing, additional indebtedness can be incurred under the credit facilities following the payment, and certain financial tests are satisfied. On October 10, 2017, we increased the quarterly cash dividend on our common stock by 40%, from $0.10 per share to $0.14 per share, beginning with the December 1, 2017 payment date. At December 31, 2017, there were 13,666 holders of record of the 240,154,602 shares of our common stock then outstanding.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/17-10/31/17	—	$—	—	$981,490,337
11/1/17-11/30/17	3,454,404	29.90	3,454,404	878,203,146
12/1/17-12/31/17	2,865,784	32.00	2,865,784	786,490,900
Total	6,320,188	$30.85	6,320,188	786,490,900

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended December 31, 2017, we repurchased 6,320,188 shares at an average price, including commissions, of $30.85 per share, or $195 million in the aggregate. Since 2013, we repurchased 43,969,657 shares at an average price, including commissions, of $29.87 per share, or $1,313 million in the aggregate.

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2017.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	6,597,098	$19.91	17,764,947	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	6,597,098	$19.91	17,764,947

(1)
Under our equity-based compensation plans, up to a maximum of 1,063,282 performance shares in respect of performance periods ending on or subsequent to December 31, 2017, 103,492 shares of time-vested restricted stock and 856,398 restricted stock units have been awarded. In addition, up to 6,629 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2017(2)	2016(3)	2015(4)	2014(5)	2013(6)
Net Sales	$15,377	$15,158	$16,443	$18,138	$19,540
Net Income	365	1,284	376	2,521	675
Less: Minority Shareholders’ Net Income	19	20	69	69	46
Goodyear Net Income	$346	$1,264	$307	$2,452	$629
Less: Preferred Stock Dividends	—	—	—	7	29
Goodyear Net Income available to Common Shareholders	$346	$1,264	$307	$2,445	$600
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock:
Basic	$1.39	$4.81	$1.14	$9.13	$2.44

Diluted	$1.37	$4.74	$1.12	$8.78	$2.28

Cash Dividends Declared per Common Share	$0.44	$0.31	$0.25	$0.22	$0.05

Total Assets	$17,064	$16,511	$16,391	$18,000	$17,385
Long Term Debt and Capital Leases Due Within One Year	391	436	585	148	73
Long Term Debt and Capital Leases	5,076	4,798	5,074	6,172	6,110
Goodyear Shareholders’ Equity	4,603	4,507	3,920	3,610	1,606
Total Shareholders’ Equity	4,850	4,725	4,142	3,845	1,868

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Goodyear net income in 2017 included net charges after-tax and minority of $460 million resulting from discrete income tax items; rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early repayment of debt; negative impacts related to hurricanes in the U.S.; and settlement charges related to pension plans. Goodyear net income in 2017 also included net gains after-tax and minority of $16 million resulting from net gains on asset sales; and insurance recoveries for claims related to discontinued products.

(3)
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

(4)
Goodyear net income in 2015 included net charges after-tax and minority of $794 million due to the loss on the deconsolidation of our Venezuelan subsidiary; rationalization charges, including accelerated depreciation and asset write-offs; settlement charges related to pension plans in Americas; charges related to the early repayment of debt; and charges related to labor claims with respect to a previously closed facility in Greece. Goodyear net income in 2015 also included net gains after-tax and minority of $195 million resulting from royalty income related to the termination of a licensing agreement; the gain on the dissolution of the global alliance with Sumitomo Rubber Industries, Ltd. ("SRI"); the gain on the sale of our investment in SRI's shares; discrete income tax items; insurance recoveries for claims related to discontinued products; and the settlement of certain indirect tax claims in Americas.

(5)
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

(6)
Goodyear net income in 2013 included net charges after-tax and minority of $156 million due to the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar; rationalization charges, including accelerated depreciation and asset write-offs; and charges related to labor claims with respect to a previously closed facility in Greece. Goodyear net income in 2013 also included net gains after-tax and minority of $60 million resulting from certain foreign government tax incentives, tax law changes and interest earned on favorable tax judgments; insurance recoveries for a flood in Thailand; and net gains on asset sales.

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
Results of Operations
In 2017, we experienced challenging global industry conditions, including higher raw material costs, increased competition and weak demand in many of our key markets. We experienced weakening demand for original equipment and consumer replacement tires in the United States and Europe despite favorable trends in miles driven, gasoline prices and unemployment.
In order to continue to drive growth in our business and address the challenging economic environment, we remain focused on our key strategies by:

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
During the third quarter of 2017, the United Steelworkers ratified a new five-year master collective bargaining agreement with us in the United States. The new contract, which expires in July 2022, provides increased stability by changing from a four-year to a five-year agreement, operational improvements that increase manufacturing flexibility, and health care changes to help manage costs.
On February 8, 2018, we announced our 2018-2020 capital allocation plan that provides for growth capital expenditures of $700 million to $900 million, debt repayments of $400 million to $600 million, restructuring payments of approximately $400 million and, subject to our performance, common stock dividends and share repurchases of $1.5 billion to $2.0 billion. We also announced a 40% increase in the quarterly cash dividend on our common stock, from $0.10 per share to $0.14 per share, beginning with the December 1, 2017 payment date. Refer to “Liquidity and Capital Resources - Overview” for additional information.
Our 2017 results reflect a 4.2% decrease in tire unit shipments compared to 2016. In 2017, we realized approximately $259 million of cost savings, including raw material cost saving measures of approximately $107 million, which exceeded the impact of general inflation. Our raw material costs, including cost saving measures, increased by approximately 16% in 2017 compared to 2016.
Net sales were $15,377 million in 2017, compared to $15,158 million in 2016. Net sales increased in 2017 due to an increase in price and product mix, primarily driven by the impact of higher raw material costs on pricing, favorable foreign currency translation, primarily in EMEA and Americas, and higher sales in other tire-related businesses, driven by higher prices for third-party chemical sales in Americas. These increases were partially offset by lower tire unit volume, primarily in EMEA and Americas.
Goodyear net income in 2017 was $346 million, or $1.37 per diluted share, compared to $1,264 million, or $4.74 per diluted share, in 2016. The decrease in Goodyear net income in 2017 was driven by an increase in income tax expense, primarily due to the recognition of a net discrete tax charge of $299 million in 2017 in connection with changes in U.S. income tax law compared to the recognition of discrete tax benefits of $458 million in 2016, primarily due to the release of certain valuation allowances, and lower segment operating income, primarily in Americas and EMEA. Refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes. Partially offsetting these items were a decrease in rationalization charges and lower corporate selling, administrative and general expense ("SAG"), primarily due to lower incentive compensation.
Our total segment operating income for 2017 was $1,522 million, compared to $1,985 million in 2016. The $463 million, or 23.3%, decrease in segment operating income was primarily due to the impact of higher raw material costs of $618 million, which more than offset the effect of higher price and product mix of $420 million, lower tire unit volume of $166 million, and higher conversion costs of $139 million, primarily due to increased under-absorbed overhead resulting from lower production volumes. These impacts were partially offset by lower SAG of $75 million, driven by lower advertising costs, savings from rationalization plans and lower incentive compensation. Refer to "Results of Operations — Segment Information” for additional information.

Liquidity
At December 31, 2017, we had $1,043 million in Cash and cash equivalents as well as $3,196 million of unused availability under our various credit agreements, compared to $1,132 million and $2,970 million, respectively, at December 31, 2016. Cash and cash equivalents decreased by $89 million from December 31, 2016 due primarily to capital expenditures of $881 million, common stock repurchases of $400 million, and dividends paid on our common stock of $110 million. These uses of cash were partially offset by cash flows from operating activities of $1,158 million and net borrowings of $129 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We expect that our full-year tire unit volume for 2018 will be up approximately 3.0% compared to 2017, and for unabsorbed fixed overhead costs to be approximately $60 million lower in 2018 compared to 2017 due to the anticipated volume increases. We also expect cost savings to more than offset general inflation in 2018 by approximately $130 million. Based on current spot rates, we expect foreign currency translation to positively affect segment operating income by approximately $15 million in 2018 compared to 2017.
Based on current raw material spot prices, for the full year of 2018, we expect our raw material costs will be about flat compared to 2017, excluding raw material cost saving measures, and we expect a benefit of approximately $25 million from price and product mix net of raw material costs. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Given our significant deferred tax assets, we previously had not expected to pay cash taxes in the U.S. through 2020.  With the change in the corporate income tax rate from 35% to 21% effective January 1, 2018 as a result of U.S. tax reform, we now do not expect to pay cash taxes in the U.S. through 2025.
Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED
All per share amounts are diluted and refer to Goodyear net income (loss).
2017 Compared to 2016
Goodyear net income in 2017 was $346 million, or $1.37 per share, compared to $1,264 million, or $4.74 per share, in 2016. The decrease in Goodyear net income in 2017 was driven by an increase in income tax expense, primarily due to recognition of discrete tax charges in 2017 in connection with changes in U.S. income tax law compared to the recognition of discrete tax benefits in 2016, primarily due to the release of certain valuation allowances, and lower segment operating income, primarily in Americas and EMEA. These items were partially offset by a decrease in rationalization charges and lower corporate SAG, primarily due to lower incentive compensation.
Net Sales
Net sales in 2017 of $15,377 million increased $219 million, or 1.4%, compared to $15,158 million in 2016 due to an increase in price and product mix of $521 million, primarily driven by the impact of higher raw material costs on pricing, favorable foreign currency translation of $178 million, primarily in EMEA and Americas, and higher sales in other tire-related businesses of $89 million, driven by higher prices for third-party chemical sales in Americas. These increases were partially offset by lower tire unit volume of $569 million, primarily in EMEA and Americas. Goodyear worldwide tire unit net sales were $12,958 million and $12,832 million in 2017 and 2016, respectively. Consumer and commercial net sales, which are included in worldwide tire unit net sales, were $9,285 million and $2,928 million, respectively, in 2017. Consumer and commercial net sales were $9,414 million and $2,806 million, respectively, in 2016.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2017	2016	% Change
Replacement Units
United States	38.3	39.2	(2.3)%
International	75.2	78.1	(3.7)%
Total	113.5	117.3	(3.3)%
OE Units
United States	13.7	15.7	(12.7)%
International	32.0	33.1	(3.3)%
Total	45.7	48.8	(6.4)%
Goodyear worldwide tire units	159.2	166.1	(4.2)%
The decrease in worldwide tire unit sales of 6.9 million units, or 4.2%, compared to 2016, included a decrease of 3.8 million replacement tire units, or 3.3%, comprised primarily of decreases in EMEA and Americas. OE tire units decreased 3.1 million units, or 6.4%, comprised primarily of decreases in Americas and EMEA. The overall volume decreases in EMEA and Americas were primarily related to lower consumer tire sales, driven by increased competition and changes in OEM production. Consumer and commercial unit sales in 2017 were 145.9 million and 11.5 million, respectively. Consumer and commercial unit sales in 2016 were 153.0 million and 11.6 million, respectively.
Cost of Goods Sold
Cost of goods sold (“CGS”) was $11,719 million in 2017, increasing $747 million, or 6.8%, from $10,972 million in 2016. CGS was 76.2% of sales in 2017 compared to 72.4% of sales in 2016. CGS in 2017 increased due to higher raw material costs of $618 million, foreign currency translation of $141 million, primarily in EMEA and Americas, higher conversion costs of $139 million, primarily due to increased under-absorbed overhead resulting from lower production volumes in Americas and EMEA, higher costs in other tire-related businesses of $107 million, driven by an increase in raw material prices related to third-party chemical sales in Americas, and higher costs related to product mix of $101 million. These increases were partially offset by lower volume of $403 million, primarily in EMEA and Americas. CGS in 2017 also included pension expense of $49 million which increased from $44 million in 2016, primarily in Americas. Pension expense excluded pension settlement charges in CGS of $8 million ($5 million after-tax and minority) and $16 million in 2017 and 2016, respectively.
CGS in 2017 included accelerated depreciation and asset write-offs of $40 million ($28 million after-tax and minority), primarily related to our plan to close our manufacturing facility in Philippsburg, Germany. Accelerated depreciation was $20 million ($20 million after-tax and minority) in 2016, primarily related to our plan to close our manufacturing facility in Philippsburg, Germany and our plan to close our Wolverhampton, U.K. mixing and retreading facility.

Selling, Administrative and General Expense
SAG was $2,302 million in 2017, decreasing $105 million, or 4.4%, from $2,407 million in 2016. SAG was 15.0% of sales in 2017 compared to 15.9% of sales in 2016. The decrease in SAG was due to lower wages and benefits of $105 million, primarily related to lower incentive compensation and savings from rationalization plans, and lower advertising costs of $49 million. These decreases were partially offset by foreign currency translation of $27 million, primarily in EMEA, and increases due to general inflation. SAG in 2017 included pension expense of $37 million which increased compared to $31 million in 2016, primarily in Americas. Pension expense excluded pension settlement charges in SAG of $11 million ($7 million after-tax and minority) and $1 million in 2017 and 2016, respectively.
Rationalizations
We recorded net rationalization charges of $135 million ($93 million after-tax and minority) in 2017. Net rationalization charges include charges of $46 million related to plans to reduce manufacturing headcount in EMEA, $35 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $32 million related to global plans to reduce SAG headcount, and $20 million related to SAG headcount reductions in EMEA.
We recorded net rationalization charges of $210 million ($198 million after-tax and minority) in 2016. Net rationalization charges included charges of $116 million related to the plan to close our tire manufacturing facility in Philippsburg, Germany, $34 million related to a global plan to reduce SAG headcount, and $25 million related to manufacturing headcount reductions in EMEA.
Upon completion of the 2017 plans, we estimate that annual segment operating income will improve by approximately $56 million ($37 million SAG and $19 million CGS), primarily related to our global plans to reduce SAG headcount. The savings realized in 2017 from rationalization plans totaled $91 million ($49 million CGS and $42 million SAG).
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $335 million in 2017, decreasing $37 million from $372 million in 2016. The decrease was due primarily to a decrease in the average interest rate to 5.58% in 2017 compared to 6.23% in 2016. This decrease was partially offset by higher average debt balances of $6,001 million in 2017 compared to $5,972 million in 2016. Interest expense in 2017 and 2016 included $6 million ($4 million after-tax and minority) and $12 million ($8 million after-tax and minority), respectively, of expense related to the write-off of deferred financing fees and unamortized discounts related to the redemption of various debt instruments.
Other (Income) Expense
Other (Income) Expense in 2017 was expense of $8 million, increasing $18 million from income of $10 million in 2016. The increase in Other (Income) Expense was primarily due to lower gains on general and product liability (income) expense - discontinued products of $27 million and lower gains on asset sales of $17 million. These increases were partially offset by lower financing fees and financial instruments expense of $28 million.
General and product liability (income) expense - discontinued products in 2017 includes a benefit of $5 million ($3 million after-tax and minority) for the recovery of past costs from certain asbestos insurers, as compared to a benefit in 2016 of $24 million ($15 million after-tax and minority) for the recovery of past costs from certain asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods.
Net (gains) losses on asset sales was a gain of $14 million ($13 million after-tax and minority) in 2017 as compared to a gain of $31 million ($26 million after-tax and minority) in 2016. Net gains (losses) on asset sales in 2017 included a gain of $6 million related to the sale of a former wire plant site in Luxembourg. Net gains (losses) on asset sales in 2016 included a gain of $16 million related to the sale of the former wire plant site and a gain of $9 million related to the sale of our interest in a supply chain logistics company.
Financing fees and financial instruments expense in 2017 includes a premium of $25 million ($15 million after-tax and minority) related to the redemption of our $700 million 7% senior notes due 2022, as compared to premiums of $53 million ($37 million after-tax and minority) in 2016 related to the redemption of our $900 million 6.5% senior notes due 2021 and our €250 million 6.75% senior notes due 2019.
Other (Income) Expense in 2017 included charges of $14 million ($11 million after-tax and minority) for hurricane related expenses.
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other (Income) Expense.

Income Taxes
Income tax expense in 2017 was $513 million on income before income taxes of $878 million. In 2017, tax expense was unfavorably impacted by net discrete adjustments of $294 million due primarily to a net tax charge of $299 million related to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017 in the United States.
Effective January 1, 2018, the Tax Act establishes a corporate income tax rate of 21%, replacing the current 35% rate, and creates a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system includes a one-time transition tax on certain of our foreign earnings previously untaxed in the United States. While our accounting for the Tax Act is not complete, we have made reasonable estimates for certain provisions and we have recorded a non-cash net charge to tax expense of $299 million related to its enactment. This net charge includes a deferred tax charge of $384 million primarily from revaluing our net U.S. deferred tax assets to reflect the new U.S. corporate tax rate. We believe this calculation is complete except for changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Tax Act. The net charge also includes a provisional deferred tax benefit of $162 million to reverse reserves maintained for the taxation of undistributed foreign earnings under prior law net of reserves established for foreign withholding taxes consistent with our revised indefinite reinvestment assertion, and a provisional deferred tax charge of $77 million related to the one-time transition tax.
For 2016, the income tax benefit was $77 million on income before income taxes of $1,207 million. The net tax benefit in 2016 was driven by net discrete adjustments of $458 million ($459 million after minority interest), due primarily to a tax benefit of $331 million from the December 31, 2016 release of the valuation allowances on certain subsidiaries in England, France, Luxembourg and New Zealand. The release of the valuation allowances on these subsidiaries is net of 2016 tax law changes that reduced deferred tax assets by $23 million. The 2016 income tax benefit also included a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes. The 2016 income tax benefit was net of a $39 million tax charge to establish a valuation allowance in the U.S. on deferred tax assets related to receivables from our deconsolidated Venezuelan operations.
At December 31, 2017, our valuation allowance on certain of our U.S. Federal, state and local deferred tax assets was $88 million primarily related to our investment in our deconsolidated subsidiary in Venezuela, and our valuation allowance on our foreign deferred tax assets was $230 million. Based on positive evidence and future sources of income it is more likely than not that our foreign tax credits of approximately $750 million will be fully utilized.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. If recent positive evidence provided by the profitability in our Brazilian subsidiary continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of its valuation allowance will exist within the next twelve months. This may result in a reduction of the valuation allowance and one-time tax benefit of up to $30 million.
For further information, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.
Minority Shareholders’ Net Income
Minority shareholders’ net income was $19 million in 2017, compared to $20 million in 2016.
2016 Compared to 2015
Goodyear net income in 2016 was $1,264 million, or $4.74 per share, compared to $307 million, or $1.12 per share, in 2015. The increase in Goodyear net income in 2016 was primarily driven by recognition of a loss in 2015 related to the deconsolidation of our Venezuelan subsidiary, a decrease in income tax expense in 2016, primarily due to the recognition of various discrete tax benefits including the release of certain valuation allowances, and a decrease in pension curtailment/settlement expense. Partially offsetting these items were a reduction in royalty income of $155 million that was recognized in 2015 due to the termination of a licensing agreement associated with the sale of our former Engineered Products business and an increase in rationalization charges in 2016, primarily related to our plan to close our manufacturing facility in Philippsburg, Germany.
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
Cost of Goods Sold
Cost of goods sold was $10,972 million in 2016, decreasing $1,192 million, or 9.8%, from $12,164 million in 2015. CGS was 72.4% of sales in 2016 compared to 74.0% of sales in 2015. CGS in 2016 decreased due to lower costs of $373 million as a result of the deconsolidation of our Venezuelan subsidiary, lower raw material costs of $346 million, foreign currency translation of $201 million, primarily in EMEA and Americas, lower costs in other tire-related businesses of $127 million, primarily related to motorcycle tire sales in Americas due to the dissolution of the global alliance with SRI, and lower volume of $51 million. CGS in 2016 included an out of period adjustment of $24 million ($15 million after-tax and minority) of expense related to the elimination of intracompany profit in Americas, primarily related to the years 2012 to 2015, with the majority attributable to 2012. CGS in 2016 also included pension expense of $44 million which decreased from $85 million in 2015 primarily due to the deconsolidation of our Venezuelan subsidiary and the change in calculating interest and service costs in the measurement of pension expense effective January 1, 2016. Pension expense excluded pension settlement charges in CGS of $16 million ($16 million after-tax and minority) and $91 million in 2016 and 2015, respectively.
CGS in 2016 included accelerated depreciation of $20 million ($20 million after-tax and minority), primarily related to our plan to close our manufacturing facility in Philippsburg, Germany and our plan to close our Wolverhampton, U.K. mixing and retreading facility. Accelerated depreciation was $8 million ($7 million after-tax and minority) in 2015, primarily related to our plan to close our Wolverhampton, U.K. mixing and retreading facility.
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

Rationalizations
We recorded net rationalization charges of $210 million in 2016 ($198 million after-tax and minority). Net rationalization charges included charges of $116 million related to the plan to close our tire manufacturing facility in Philippsburg, Germany, $34 million related to a plan to reduce global SAG headcount, and $25 million related to manufacturing headcount reductions in EMEA.
We recorded net rationalization charges of $114 million in 2015 ($85 million after-tax and minority). Net rationalization charges included charges of $38 million related to the plan to close our Wolverhampton, U.K. mixing and retreading facility and a plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA. We also initiated plans in 2015 for manufacturing and SAG headcount reductions in EMEA and Americas.
For further information, refer to the Note to the Consolidated Financial Statements No. 2, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $372 million in 2016, decreasing $66 million from $438 million in 2015. The decrease was due primarily to lower average debt balances of $5,972 million in 2016 compared to $6,053 million in 2015, and a decrease in average interest rates to 6.23% in 2016 compared to 7.22% in 2015. Interest expense in 2016 and 2015 included $12 million ($8 million after-tax and minority) and $16 million ($10 million after-tax and minority), respectively, of expense related to the write-off of deferred financing fees and unamortized discounts related to the redemption of various debt instruments.
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
For further information, refer to the Note to the Consolidated Financial Statements No. 4, Other (Income) Expense.
Income Taxes
Income tax benefit in 2016 was $77 million on income before income taxes of $1,207 million. For 2015, income tax expense was $232 million on income before income taxes of $608 million. The decrease in income taxes for 2016 compared to 2015 was primarily due to net discrete adjustments of $458 million ($459 million after minority interest), due primarily to a tax benefit of $331 million from the December 31, 2016 release of the valuation allowances on certain subsidiaries in England, France, Luxembourg and New Zealand. The release of the valuation allowances on these subsidiaries is net of 2016 tax law changes that reduced deferred tax assets by $23 million. As of each reporting date, management considers new evidence that could affect our view of realization of our deferred tax assets. As of December 31, 2016, these subsidiaries, on which we have previously maintained a full valuation allowance, were located in jurisdictions with unlimited carryforward periods for utilization of tax losses and have achieved earnings of a duration and magnitude that they were in a position of cumulative profits for the most recent three-year period. As a consequence of this profitability in recent periods and our future business plans forecasting sustainable profitability, we concluded that it was more likely than not that our deferred tax assets in these entities will be realized. The 2016 income tax benefit included a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes. Since making our initial election to deduct foreign taxes paid, as opposed to taking them as a credit, the profitability of our U.S. operations has significantly improved. In 2014, as a consequence of our U.S. operations being in a position of cumulative profits for the most recent three-year period, we released our U.S. valuation allowance on our deferred tax assets including our foreign tax credits. Our U.S. profitability has continued and the Company forecasts sufficient income of the appropriate character that will allow us to fully utilize these additional foreign tax credits before expiration. Based on these facts, we elected to claim a credit instead of deducting these foreign taxes in 2016. The 2016 income tax benefit included a $39 million tax charge to establish a valuation allowance in the U.S. on deferred tax assets related to receivables from our deconsolidated Venezuelan operations. These receivables were written off in the fourth quarter of 2015 when Venezuela was deconsolidated and the Company, at that time, recorded deferred tax assets for a potential bad debt deduction in the U.S. During the third quarter of 2016, these receivables were contributed to Venezuela’s capital, necessitating the need for a valuation allowance against these deferred tax assets due to uncertainty as to whether we will be able to generate sufficient future capital gains to fully realize the deduction that is now characterized as a potential capital loss. The 2016 income tax benefit also included a $7 million tax benefit related to the release of a valuation allowance in Brazil due to the collection of a receivable that had previously been written off as uncollectible.
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
At December 31, 2016, our valuation allowance on certain of our U.S. Federal, state and local deferred tax assets was $139 million primarily related to our investment in our deconsolidated subsidiary in Venezuela, and our valuation allowance on our foreign deferred tax assets was $187 million. As discussed above, during 2016 foreign tax credits increased due to a change in election.
For further information, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.
Minority Shareholders’ Net Income
Minority shareholders’ net income was $20 million in 2016, compared to $69 million in 2015. Minority shareholders' net income no longer includes the minority interests of Goodyear Dunlop Tires North America, Ltd. ("GDTNA") and Goodyear Dunlop Tires Europe B.V. ("GDTE") following the dissolution of the global alliance with SRI on October 1, 2015.

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
Total segment operating income was $1,522 million in 2017, $1,985 million in 2016 and $2,020 million in 2015. Total segment operating margin (segment operating income divided by segment sales) in 2017 was 9.9%, compared to 13.1% in 2016 and 12.3% in 2015.
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
Americas

	Year Ended December 31,
(In millions)	2017	2016	2015
Tire Units	70.9	74.1	79.1
Net Sales	$8,212	$8,172	$9,370
Operating Income	825	1,151	1,266
Operating Margin	10.0%	14.1%	13.5%

2017 Compared to 2016
Americas unit sales in 2017 decreased 3.2 million units, or 4.4%, to 70.9 million units. OE tire volume decreased 1.7 million units, or 9.0%, primarily in consumer OE in the United States, driven by changes in OEM production. Replacement tire volume decreased 1.5 million units, or 2.8%, primarily in consumer replacement in the United States, Mexico and Canada. Declines in consumer replacement volumes in the United States were primarily driven by increased competition and lower volumes in 16 inch and below rim size tires.
Net sales in 2017 were $8,212 million, increasing $40 million, or 0.5%, compared to $8,172 million in 2016. The increase in net sales was driven by improvements in price and product mix of $168 million, primarily due to the impact of higher raw material costs on pricing, higher sales in other tire-related businesses of $104 million, primarily driven by an increase in price for third-party sales of chemical products, and favorable foreign currency translation of $49 million, primarily in Brazil. These increases in net sales were partially offset by lower tire volume of $281 million.
Operating income in 2017 was $825 million, decreasing $326 million, or 28.3%, from $1,151 million in 2016. The decrease in operating income was due to increased raw material costs of $266 million, which more than offset improvements in price and product mix of $131 million, unfavorable conversion costs of $108 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, lower tire unit volume of $79 million, and incremental start-up costs of $28 million associated with our new plant in San Luis Potosi, Mexico. These decreases in operating income were partially offset by the impact of an out of period adjustment in 2016 of $24 million of expense related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012, and lower SAG of $16 million, primarily related to lower incentive compensation and lower advertising expense. SAG included incremental savings from rationalization plans of $23 million. During the third quarter of 2017, several Company facilities were directly impacted by Hurricanes Harvey and Irma, which negatively impacted Americas operating income by about $6 million in 2017.
Operating income in 2017 excluded rationalization charges of $6 million and net gains on asset sales of $4 million. Operating income in 2016 excluded rationalization charges of $15 million, net gains on asset sales of $4 million and accelerated depreciation and asset write-offs of $1 million.

Americas' results are highly dependent upon the United States, which accounted for approximately 81% and 82% of Americas' net sales in 2017 and 2016, respectively. Results of operations in the United States are expected to continue to have a significant impact on Americas' future performance.
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
Operating income in 2016 was $1,151 million, decreasing $115 million, or 9.1%, from $1,266 million in 2015. The decrease in operating income was due to the deconsolidation of our Venezuelan subsidiary of $119 million, lower volume of $84 million, lower income in other tire-related businesses of $57 million, primarily due to decreased motorcycle tire sales as a result of the dissolution of the global alliance with SRI and reduced margins in our commercial retail business, and unfavorable conversion costs of $46 million primarily due to lower production volume and general inflation. Operating income was also negatively impacted by an out of period adjustment in the second quarter of 2016 of $24 million of expense related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012, lower price and product mix of $18 million and incremental start-up costs of $14 million associated with our new plant being constructed in San Luis Potosi, Mexico. These decreases in operating income were partially offset by lower raw material costs of $189 million and lower SAG of $70 million, primarily due to a decrease in wages and other benefits, including incentive compensation. Conversion costs and SAG included incremental savings from rationalization plans of $1 million and $19 million, respectively.
Operating income in 2016 excluded rationalization charges of $15 million, net gains on asset sales of $4 million and accelerated depreciation of $1 million. Operating income in 2015 excluded net pension settlement charges of $137 million, rationalization charges of $15 million and net gains on asset sales of $2 million.
Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2017	2016	2015
Tire Units	57.1	61.1	61.1
Net Sales	$4,928	$4,880	$5,115
Operating Income	355	461	435
Operating Margin	7.2%	9.4%	8.5%

2017 Compared to 2016
Europe, Middle East and Africa unit sales in 2017 decreased 4.0 million units, or 6.5%, to 57.1 million units. Replacement tire volume decreased 2.4 million units, or 5.5%, primarily in our consumer business caused by decreased industry demand for 16 inch and below rim size tires and increased competition. OE tire volume decreased 1.6 million units, or 9.0%, primarily in our consumer business, driven by 16 inch and below rim size tires, as a result of the continuation of our OE selectivity strategy, increased competition and reduced OEM production due to certain customers managing inventory levels.
Net sales in 2017 were $4,928 million, increasing $48 million, or 1.0%, compared to $4,880 million in 2016. Net sales increased due to improvements in price and product mix of $244 million, due to our increased focus on 17 inch and above rim size tires and the impact of higher raw material costs on pricing, and favorable foreign currency translation of $112 million, primarily related to strengthening of the euro. These increases were partially offset by the impact of lower tire unit volume of $303 million.

Operating income in 2017 was $355 million, decreasing $106 million, or 23.0%, compared to $461 million in 2016. Operating income decreased due to higher raw material costs of $229 million, which more than offset improvements in price and product mix of $176 million, lower sales volume of $91 million and higher conversion costs of $31 million, primarily related to under-absorbed overhead due to lower production levels. These decreases were partially offset by lower SAG of $59 million, primarily driven by lower advertising costs and lower wages and benefits due to restructuring savings and lower incentive compensation, and favorable foreign currency translation of $9 million, primarily related to the strengthening of the euro. SAG and conversion costs included savings from rationalization plans of $19 million and $49 million, respectively.
Operating income in 2017 excluded net rationalization charges of $111 million, primarily related to programs initiated to streamline operations and reduce complexity across EMEA. Operating income in 2017 also excluded charges for accelerated depreciation and asset write-offs of $40 million, related to the closure of our plant in Philippsburg, Germany, as well as gains on asset sales of $10 million, driven by the sale of a former wire plant site in Luxembourg. Operating income in 2016 excluded net rationalization charges of $184 million, which primarily related to the plan to close our tire manufacturing facility in Philippsburg, Germany and programs initiated to streamline operations and reduce complexity across EMEA. Operating income in 2016 also excluded charges for accelerated depreciation of $19 million, primarily related to our plan to close our tire manufacturing facility in Philippsburg, Germany and the closure of our Wolverhampton, U.K. mixing and retreading facility, as well as gains on asset sales of $17 million, primarily related to the sale of a former wire plant site in Luxembourg.
EMEA’s results are highly dependent upon Germany, which accounted for approximately 38% of EMEA’s net sales in 2017 and 2016. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.
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
Operating income in 2016 was $461 million, increasing $26 million, or 6.0%, compared to $435 million in 2015. Operating income increased primarily due to lower conversion costs of $29 million related to higher production levels in the first half of the year and lower SAG of $17 million, driven by lower incentive compensation and fees for professional services. The increase in operating income was partially offset by the effect of lower price and product mix of $114 million, which more than offset a decline in raw material costs of $110 million, unfavorable foreign currency translation of $8 million and higher pension costs of $6 million. SAG and conversion costs included incremental savings from rationalization plans of $13 million and $10 million, respectively, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and programs initiated to streamline operations and reduce complexity across EMEA.
Operating income in 2016 excluded net rationalization charges of $184 million, which primarily related to the plan to close our tire manufacturing facility in Philippsburg, Germany and programs initiated to streamline operations and reduce complexity across EMEA. Operating income in 2016 also excluded charges for accelerated depreciation of $19 million, primarily related to our plan to close our tire manufacturing facility in Philippsburg, Germany and the closure of our Wolverhampton, U.K. mixing and retreading facility, as well as gains on asset sales of $17 million, primarily related to the sale of a former wire plant site in Luxembourg. Operating income in 2015 excluded net rationalization charges of $95 million, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and one of our Amiens, France manufacturing facilities, and charges for accelerated depreciation of $8 million. Operating income in 2015 also excluded net losses on asset sales of $14 million, primarily related to the sales of certain sub-Saharan Africa retail businesses and charges of $4 million related to labor claims with respect to a previously closed facility in Greece.

Asia Pacific

	Year Ended December 31,
(In millions)	2017	2016	2015
Tire Units	31.2	30.9	26.0
Net Sales	$2,237	$2,106	$1,958
Operating Income	342	373	319
Operating Margin	15.3%	17.7%	16.3%

2017 Compared to 2016
Asia Pacific unit sales in 2017 increased 0.3 million units, or 0.7%, to 31.2 million units. Replacement tire volume increased 0.1 million units, or 0.5%, primarily due to growth in the consumer business, partially offset by lower volumes in the commercial business. OE tire volume increased 0.2 million units, or 1.1%, primarily due to growth in India, partially offset by lower volumes in China.
Net sales in 2017 were $2,237 million, increasing $131 million, or 6.2%, from $2,106 million in 2016. Net sales increased by $109 million due to improvements in price and product mix, primarily due to the impact of higher raw material costs on pricing, $17 million due to favorable foreign currency translation, and $15 million due to higher tire volume. These increases were partially offset by lower sales in other tire-related businesses of $11 million, primarily in retail.
Operating income in 2017 was $342 million, decreasing $31 million, or 8.3%, from $373 million in 2016. Operating income decreased due to higher raw material costs of $123 million, which more than offset improvements in price and product mix of $113 million, a decrease in incentives recognized for the expansion of our factory in China of $13 million, and lower income in other tire-related businesses of $9 million, primarily in retail. These decreases were partially offset by higher volume of $4 million.
Operating income in 2017 excluded net rationalization charges of $2 million. Operating income in 2016 excluded net gains on asset sales of $1 million and net rationalization charges of $1 million.
Asia Pacific’s results are highly dependent upon China and Australia. China accounted for approximately 28% and 29% of Asia Pacific's net sales in 2017 and 2016, respectively. Australia accounted for approximately 27% of Asia Pacific’s net sales in 2017 and 2016. Results of operations in China and Australia are expected to continue to have a significant impact on Asia Pacific's future performance.
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
General and Product Liability and Other Litigation.  We have recorded liabilities totaling $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2017. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in Federal and state courts.
In determining the estimate of our asbestos liability, we evaluated claims over the next ten year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $167 million at December 31, 2017.
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
As of December 31, 2017, we recorded a receivable related to asbestos claims of $113 million, and we expect that approximately 70% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $15 million was included in Current Assets as part of Accounts Receivable at December 31, 2017. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $243 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2017. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $595 million at December 31, 2017.
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
At October 31, 2017, after considering changes to assumptions used in our most recent quantitative annual testing for each reporting unit, including the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative annual testing, and other factors, we concluded that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions.  At December 31, 2017, we had valuation allowances aggregating $318 million against certain of our U.S. Federal, state and local and foreign net deferred tax assets.
We record a reduction to the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing future profitability and the tax consequences of events that have been recognized in either our financial statements or tax returns.
We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (tax loss carryforwards and tax credits) prior to their expiration. We consider tax planning strategies available to accelerate taxable amounts if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.
We recognize the effects of changes in tax rates and laws on deferred tax balances in the period in which legislation is enacted. We remeasure existing deferred tax assets and liabilities considering the tax rates at which they will be realized. We also consider the effects of enacted tax laws in our analysis of the need for valuation allowances. On December 22, 2017, the Tax Act was enacted in the United States, which establishes a corporate income tax rate of 21% effective January 1, 2018, replacing the current 35% rate, and creates a territorial tax system rather than a worldwide system. Certain impacts of the new legislation would generally require accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows us to include provisional amounts when reasonable estimates can be made. The SEC has provided up to a one year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting over the coming quarters. While our accounting for the Tax Act is not complete, we have made reasonable estimates for certain provisions and we have recorded a non-cash net charge to tax expense of $299 million related to its enactment. This net charge includes a deferred tax charge of $384 million primarily from revaluing our net U.S. deferred tax assets to reflect the new U.S. corporate tax rate. We believe this calculation is complete except for changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Tax Act. The net charge also includes a provisional deferred tax benefit of $162 million to reverse reserves maintained for the taxation of undistributed foreign earnings under prior law net of reserves established for foreign withholding taxes consistent with our revised indefinite reinvestment assertion, and a provisional deferred tax charge of $77 million related to the one-time transition tax.
Effective January 1, 2018, the Tax Act subjects a U.S. parent to current tax on its "global intangible low-taxed income" ("GILTI"). We do not anticipate incurring a GILTI liability, however, to the extent that we incur expense under the GILTI provisions we will treat it as a component of income tax expense in the period incurred.
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
Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of $656 million and $282 million, respectively, at December 31, 2017. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

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
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 3.56% and 3.44%, respectively, at December 31, 2017, compared to 3.99% and 3.72%, respectively, at December 31, 2016. The decrease in the discount rate at December 31, 2017 was due primarily to lower yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $160 million in 2017, compared to $164 million in 2016 and $238 million in 2015. Interest cost included in our worldwide net periodic other postretirement benefits cost was $13 million in 2017, compared to $12 million in 2016 and $15 million in 2015. 2017 and 2016 interest costs reflect the election to measure interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for plans that utilize a yield curve approach.

The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, and annual expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2017
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$292	$4

Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$5	$—
Health care cost trends — total cost	+/- 1.0%	1	—
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
At December 31, 2017, our net actuarial loss included in AOCL related to global pension plans was $3,272 million, $2,603 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans is a result of declines in U.S. discount rates and plan asset losses that occurred prior to 2015, plus the impact of prior increases in estimated life expectancies. For purposes of determining our 2017 U.S. pension total benefits cost, we recognized $140 million of the net actuarial losses in 2017. We will recognize approximately $114 million of net actuarial losses in 2018 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2017, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2018 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.
The actual rate of return on our U.S. pension fund was 8.7%, 6.9% and (2.1%) in 2017, 2016 and 2015, respectively, as compared to the expected rate of 5.08%, 5.33% and 5.00% in 2017, 2016 and 2015, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
The weighted average amortization period for our U.S. pension plans is approximately 18 years.
Net periodic pension costs were recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans. In 2017, 2016 and 2015, approximately 60% and 40% of net periodic pension costs are included in CGS and SAG, respectively. Effective January 1, 2018, non-service related net periodic pension costs will be recorded in Other (Income) Expense in line with the accounting standards update issued by the FASB to improve the financial statement presentation of pension and post retirement benefits cost. Refer to the Note to the Consolidated Financial Statements No. 1, Accounting Policies.
Globally we expect our 2018 net periodic pension cost to be approximately $100 million to $125 million, compared to $88 million in 2017. The increase is primarily due to the impact of lower discount rates for our U.S. pension plans.
We experienced a decrease in our U.S. discount rate at the end of 2017 and a large portion of the net actuarial loss included in AOCL of $47 million for our worldwide other postretirement benefit plans as of December 31, 2017 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2017 worldwide net periodic other postretirement benefits cost, we recognized $6 million of net actuarial losses in 2017. We will recognize approximately $5 million of net actuarial losses in 2018. If our future experience is consistent with our assumptions as of December 31, 2017, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2018 before it begins to gradually decline.
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
On February 8, 2018, we announced our 2018-2020 capital allocation plan that is intended to increase shareholder value by investing in high-return growth capital projects, strengthening our balance sheet and providing for direct returns to shareholders. The capital allocation plan provides for:

•	Growth capital expenditures of $700 million to $900 million.

•	Debt repayments of $400 million to $600 million, which advances our objective of achieving an investment grade credit rating.

•	Restructuring payments of approximately $400 million.

•	Common stock dividends and share repurchases of $1.5 billion to $2.0 billion, subject to our performance.
We announced a 40% increase in the quarterly cash dividend on our common stock, from $0.10 per share to $0.14 per share, beginning with the December 1, 2017 payment date.
In March 2017, we issued $700 million in aggregate principal amount of 4.875% senior notes due 2027. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities.
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
For further information on the other strategic initiatives we pursued in 2017, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
At December 31, 2017, we had $1,043 million of Cash and Cash Equivalents, compared to $1,132 million at December 31, 2016. The decrease in cash and cash equivalents of $89 million was primarily due to cash used for investing activities of $879 million, primarily related to capital expenditures of $881 million; cash used for financing activities of $415 million, primarily related to common stock repurchases of $400 million and common stock dividends of $110 million, partially offset by net borrowings of $129 million. These uses of cash were partially offset by cash flows from operating activities of $1,158 million, which included net income of $365 million and non-cash depreciation and amortization of $781 million.
At December 31, 2017 and 2016 we had $3,196 million and $2,970 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2017	2016
First lien revolving credit facility	$1,667	$1,506
European revolving credit facility	659	579
Chinese credit facilities	217	252
Mexican credit facilities	—	52
Other domestic and international debt	298	267
Notes payable and overdrafts	355	314
	$3,196	$2,970
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

We expect our 2018 cash flow needs to include capital expenditures of approximately $1.0 billion. We also expect interest expense to range between $335 million and $360 million, restructuring payments to be approximately $200 million, dividends on our common stock to be approximately $135 million, and contributions to our funded non-U.S. pension plans to be approximately $25 million to $50 million. We expect working capital to be a use of cash of approximately $100 million in 2018. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2018 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, which are subject to such requirements or limitations, to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2017, approximately $807 million of net assets, including $103 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Cash Position
At December 31, 2017, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$355 million or 34% in Europe, Middle East and Africa, primarily Belgium ($310 million or 27% at December 31, 2016),

•	$344 million or 33% in Asia Pacific, primarily India, China and Australia ($427 million or 38% at December 31, 2016), and

•	$169 million or 16% in Americas, primarily Canada and Brazil ($203 million or 18% at December 31, 2016).
Operating Activities
Net cash provided by operating activities was $1,158 million in 2017, compared to $1,557 million in 2016 and $1,728 million in 2015. Net cash provided by operating activities in 2017 decreased $399 million compared to 2016 primarily due to a $463 million decrease in segment operating income.
Cash used for working capital in 2017 was $106 million compared to $117 million in 2016. Cash used for working capital in 2017 reflects the impacts of higher raw materials on our costs and pricing, driving year-over-year increases in cash used for accounts receivable of $358 million and cash provided by accounts payable of $241 million, as the balances of each remaining on our year-end balance sheet are higher compared to the prior year. Cash used for inventory decreased $128 million during 2017 as the impacts of higher raw materials were more than offset by the impact of reduced production levels.
The decrease in cash provided by operating activities in 2016 versus 2015 was primarily due to an increased use of cash for working capital of $75 million and lower segment operating income of $35 million.
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
Investing Activities
Net cash used in investing activities was $879 million in 2017, compared to $979 million in 2016 and $1,256 million in 2015. Capital expenditures were $881 million in 2017, compared to $996 million in 2016 and $983 million in 2015. Beyond expenditures required to sustain our facilities, capital expenditures in 2017 primarily related to the construction, expansion and modernization of manufacturing capacity in the United States, Mexico, China and India. Capital expenditures in 2016 primarily related to the construction, expansion and modernization of manufacturing capacity in the United States, Brazil, China and Mexico. Capital expenditures in 2015 primarily related to the construction, expansion and modernization of manufacturing capacity in the United States, Brazil, China, Germany and Mexico. Proceeds from asset sales were $12 million in 2017. Proceeds from asset sales were $35 million in 2016, primarily related to the sale of a former wire plant site in Luxembourg and the sale of our interest in a supply chain logistics company. Proceeds from asset sales were $62 million in 2015, primarily related to the sale of our investment in shares of SRI.
Financing Activities
Net cash used in financing activities was $415 million in 2017, compared to net cash used of $876 million in 2016 and net cash used of $1,026 million in 2015. Financing activities in 2017 included net borrowings of $129 million. Financing activities in 2016 included net debt repayments of $256 million. Financing activities in 2015 included net debt repayments of $477 million and a payment related to the dissolution of the global alliance with SRI of $271 million. In 2017, we paid dividends on our common stock of $110 million and repurchased $400 million of our common stock, as compared to dividend payments of $82 million and common stock share repurchases of $500 million in 2016. In 2015, dividend payments were $68 million and common stock share repurchases were $180 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,963 million available at December 31, 2017, of which $3,196 million were unused, compared to $8,491 million available at December 31, 2016, of which $2,970 million were unused. At December 31, 2017, we had long term credit arrangements totaling $8,346 million, of which $2,841 million were unused, compared to $7,932 million and $2,656 million, respectively, at December 31, 2016. At December 31, 2017, we had short term committed and uncommitted credit arrangements totaling $617 million, of which $355 million were unused, compared to $559 million and $314 million, respectively, at December 31, 2016. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At December 31, 2017, we had $3,325 million of outstanding notes, compared to $3,287 million at December 31, 2016.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2017, our borrowing base, and therefore our availability, under the facility was $296 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At December 31, 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements. At December 31, 2017, we had $368 million in letters of credit issued under these agreements.
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
At December 31, 2017 and 2016, the amounts outstanding under this facility were $400 million and $399 million, respectively.

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
At December 31, 2017 and 2016, we had no borrowings and no letters of credit issued under the European revolving credit facility.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period beginning October 16, 2016 to October 15, 2017, the designated maximum amount of the facility was €320 million. Effective October 16, 2017, the designated maximum amount of the facility was reduced to €275 million.
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
At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2017 and 2016, the gross amount of receivables sold was $572 million and $502 million, respectively.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. Agreements for such supplier financing programs totaled up to $500 million at December 31, 2017 and 2016.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2017, our availability under this facility of $1,667 million plus our Available Cash of $208 million totaled $1,875 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2017, we were in compliance with this financial covenant.
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
As of December 31, 2017, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
During 2017, 2016 and 2015 we paid cash dividends of $110 million, $82 million and $68 million, respectively, on our common stock. On January 16, 2018, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.14 per share of our common stock, or approximately $34 million in the aggregate. The cash dividend will be paid on March 1, 2018 to stockholders of record as of the close of business on February 1, 2018. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2017, we repurchased 12,755,547 shares at an average price, including commissions, of $31.37 per share, or $400 million in the aggregate. Since 2013, we repurchased 43,969,657 shares at an average price, including commissions, of $29.87 per share, or $1,313 million in the aggregate.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2017:

(In millions)	Total	2018	2019	2020	2021	2022	Beyond 2022
Debt Obligations(1)	$5,737	$646	$1,124	$624	$13	$90	$3,240
Capital Lease Obligations(2)	40	7	4	3	15	1	10
Interest Payments(3)	1,733	302	240	219	176	173	623
Operating Leases(4)	1,046	265	202	156	110	63	250
Pension Benefits(5)	300	75	75	50	50	50	N/A
Other Postretirement Benefits(6)	192	21	21	20	20	19	91
Workers’ Compensation(7)	311	45	32	25	20	17	172
Binding Commitments(8)	3,100	1,355	717	264	246	107	411
Uncertain Income Tax Positions(9)	6	1	4	1	—	—	—
	$12,465	$2,717	$2,419	$1,362	$650	$520	$4,797

(1)	Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees and unamortized discounts.

(2)	The minimum lease payments for capital lease obligations are $67 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $12 million, $8 million, $6 million, $3 million, $2 million and $7 million in each of the periods above, respectively, for a total of $38 million. Payments, net of minimum sublease rentals, total $1,008 million. The present value of the net operating lease payments is $847 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2017. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

We made significant contributions to fully fund our U.S. pension plans in 2013 and 2014. We have no minimum funding requirements for our funded U.S. pension plans under current ERISA law or the provisions of our USW collective bargaining agreement, which requires us to maintain an annual ERISA funded status for the hourly U.S. pension plan of at least 97%.
Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with asset returns from our fixed income portfolio, and any changes to ERISA law. For further information on the U.S. pension investment strategy, refer to the Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans.
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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $243 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2017.

(9)
These amounts primarily represent expected payments with interest for uncertain tax positions as of December 31, 2017. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $82 million at December 31, 2017. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
We concluded that effective as of December 31, 2015, we no longer met the accounting criteria for control of our Venezuelan subsidiary, and its assets and liabilities are no longer reported in the Consolidated Balance Sheet as of December 31, 2015. Subsequent to its deconsolidation, we maintained a variable interest in our Venezuelan subsidiary. Our exposure to future losses resulting from our Venezuelan subsidiary is limited to the extent that we decide to provide raw materials or finished goods to, or make future investments in, our Venezuelan subsidiary. For further information, refer to the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

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
Interest Rate Risk
We carefully monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2017, 34% of our debt was at variable interest rates averaging 4.42% compared to 33% at an average rate of 6.34% at December 31, 2016.
The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2017	2016
Carrying amount — liability	$3,616	$3,514
Fair value — liability	3,786	3,669
Pro forma fair value — liability	3,908	3,781
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
The following table presents foreign currency derivative information at December 31:

(In millions)	2017	2016
Fair value — asset (liability)	$(15)	$23
Pro forma decrease in fair value	(166)	(131)
Contract maturities	1/18-12/19	1/17 - 11/18
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2017	2016
Current asset (liability):
Accounts receivable	$4	$39
Other current liabilities	(17)	(18)

Long term asset (liability):
Other assets	$—	$2
Other long term liabilities	(2)	—
For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	49
Report of Independent Registered Public Accounting Firm	50
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2017	52
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2017	53
Consolidated Balance Sheets at December 31, 2017 and December 31, 2016	54
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2017	55
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2017	59
Notes to Consolidated Financial Statements	60
Supplementary Data (unaudited)	114
Financial Statement Schedule:
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2017 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 8, 2018

We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Net Sales	$15,377	$15,158	$16,443
Cost of Goods Sold	11,719	10,972	12,164
Selling, Administrative and General Expense	2,302	2,407	2,614
Rationalizations (Note 2)	135	210	114
Interest Expense (Note 3)	335	372	438
Loss on Deconsolidation of Venezuelan Subsidiary (Note 1)	—	—	646
Other (Income) Expense (Note 4)	8	(10)	(141)
Income before Income Taxes	878	1,207	608
United States and Foreign Tax Expense (Benefit) (Note 6)	513	(77)	232
Net Income	365	1,284	376
Less: Minority Shareholders’ Net Income	19	20	69
Goodyear Net Income	$346	$1,264	$307
Goodyear Net Income — Per Share of Common Stock
Basic	$1.39	$4.81	$1.14
Weighted Average Shares Outstanding (Note 7)	249	263	269
Diluted	$1.37	$4.74	$1.12
Weighted Average Shares Outstanding (Note 7)	253	266	273

Cash Dividends Declared Per Common Share	$0.44	$0.31	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2017	2016	2015
Net Income	$365	$1,284	$376
Other Comprehensive Income (Loss):
Foreign currency translation net of tax of $39 in 2017 (($2) in 2016, ($52) in 2015)	257	(221)	(315)
Reclassification adjustment for amounts recognized in income net of tax of $0 in all periods	—	—	16
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost net of tax of $40 in 2017 ($33 in 2016, $34 in 2015)	77	63	69
Increase in net actuarial losses net of tax of ($37) in 2017 (($53) in 2016, ($19) in 2015)	(100)	(62)	(68)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures net of tax of $14 in 2017 ($0 in 2016, $67 in 2015)	27	17	259
Prior service credit (cost) from plan amendments net of tax of ($2) in 2017 ($0 in 2016, $0 in 2015)	(4)	—	—
Deferred derivative gains (losses) net of tax of ($8) in 2017 ($4 in 2016, $3 in 2015)	(20)	8	17
Reclassification adjustment for amounts recognized in income net of tax $1 in 2017 (($1) in 2016, ($3) in 2015)	1	(5)	(25)
Unrealized investment gains (losses) net of tax of $0 in 2017 ($0 in 2016, ($2) in 2015)	—	—	(4)
Reclassification adjustment for amounts recognized in income net of tax $0 in 2017 ($0 in 2016, $2 in 2015)	—	—	(32)
Deconsolidation of Venezuelan subsidiary net of tax of $0 (Note 1)	—	—	248
Other Comprehensive Income (Loss)	238	(200)	165
Comprehensive Income	603	1,084	541
Less: Comprehensive Income Attributable to Minority Shareholders	35	8	6
Goodyear Comprehensive Income	$568	$1,076	$535
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2017	2016
Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,043	$1,132
Accounts Receivable (Note 9)	2,025	1,769
Inventories (Note 10)	2,787	2,627
Prepaid Expenses and Other Current Assets	224	190
Total Current Assets	6,079	5,718
Goodwill (Note 11)	595	535
Intangible Assets (Note 11)	139	136
Deferred Income Taxes (Note 6)	2,008	2,414
Other Assets (Note 12)	792	668
Property, Plant and Equipment (Note 13)	7,451	7,040
Total Assets	$17,064	$16,511
Liabilities
Current Liabilities:
Accounts Payable-Trade	$2,807	$2,589
Compensation and Benefits (Notes 17 and 18)	539	584
Other Current Liabilities	1,026	963
Notes Payable and Overdrafts (Note 15)	262	245
Long Term Debt and Capital Leases due Within One Year (Note 15)	391	436
Total Current Liabilities	5,025	4,817
Long Term Debt and Capital Leases (Note 15)	5,076	4,798
Compensation and Benefits (Notes 17 and 18)	1,515	1,460
Deferred Income Taxes (Note 6)	100	85
Other Long Term Liabilities	498	626
Total Liabilities	12,214	11,786
Commitments and Contingent Liabilities (Note 19)
Shareholders’ Equity
Goodyear Shareholders’ Equity
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 240 million (252 million in 2016)	240	252
Capital Surplus	2,295	2,645
Retained Earnings	6,044	5,808
Accumulated Other Comprehensive Loss (Note 21)	(3,976)	(4,198)
Goodyear Shareholders’ Equity	4,603	4,507
Minority Shareholders’ Equity — Nonredeemable	247	218
Total Shareholders’ Equity	4,850	4,725
Total Liabilities and Shareholders’ Equity	$17,064	$16,511
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2014
(after deducting 8,979,927 common treasury shares)	269,483,500	$269	$3,141	$4,331	$(4,131)	$3,610	$235	$3,845
Comprehensive income (loss):
Net income				307		307	22	329
Foreign currency translation (net of tax of ($52))					(251)	(251)	(26)	(277)
Reclassification adjustment for amounts recognized in income (net of tax of $0)					16	16		16
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $34)					66	66		66
Increase in net actuarial losses (net of tax of ($19))					(68)	(68)		(68)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $67)					259	259		259
Deferred derivative gains (net of tax of $3)					15	15		15
Reclassification adjustments for amounts recognized in income (net of tax of ($3))					(21)	(21)		(21)
Unrealized investment gains (losses) (net of tax of ($2))					(4)	(4)		(4)
Reclassification adjustments for amounts recognized in income (net of tax of $2)					(32)	(32)		(32)
Deconsolidation of Venezuelan subsidiary (net of tax of $0) (Notes 1 and 21)					248	248		248
Other comprehensive income (loss)						228	(26)	202
Total comprehensive income (loss)						535	(4)	531
Purchase of subsidiary shares from minority interest (Note 5)			60		(107)	(47)	—	(47)
Dividends declared to minority shareholders							(9)	(9)
Stock-based compensation plans (Note 18)			19			19		19
Repurchase of common stock (Note 20)	(5,647,429)	(5)	(175)			(180)		(180)
Dividends declared (Note 20)				(68)		(68)		(68)
Common stock issued from treasury	3,181,911	3	48			51		51
Balance at December 31, 2015
(after deducting 11,445,445 common treasury shares)	267,017,982	$267	$3,093	$4,570	$(4,010)	$3,920	$222	$4,142
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2015
(after deducting 11,445,445 common treasury shares)	267,017,982	$267	$3,093	$4,570	$(4,010)	$3,920	$222	$4,142
Comprehensive income (loss):
Net income				1,264		1,264	20	1,284
Foreign currency translation (net of tax of ($2))					(209)	(209)	(12)	(221)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $33)					63	63		63
Increase in net actuarial losses (net of tax of ($53))					(62)	(62)		(62)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $0)					17	17		17
Deferred derivative gains (net of tax of $4)					8	8		8
Reclassification adjustment for amounts recognized in income (net of tax of ($1))					(5)	(5)		(5)
Other comprehensive income (loss)						(188)	(12)	(200)
Total comprehensive income (loss)						1,076	8	1,084
Adoption of new accounting standard (Note 1)				56		56		56
Dividends declared to minority shareholders							(12)	(12)
Stock-based compensation plans (Note 18)			24			24		24
Repurchase of common stock (Note 20)	(16,706,392)	(17)	(483)			(500)		(500)
Dividends declared (Note 20)				(82)		(82)		(82)
Common stock issued from treasury	1,284,944	2	11			13		13
Balance at December 31, 2016
(after deducting 26,866,893 common treasury shares)	251,596,534	$252	$2,645	$5,808	$(4,198)	$4,507	$218	$4,725
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity - Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2016
(after deducting 26,866,893 common treasury shares)	251,596,534	$252	$2,645	$5,808	$(4,198)	$4,507	$218	$4,725
Comprehensive income (loss):
Net income				346		346	19	365
Foreign currency translation (net of tax of $39)					240	240	17	257
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $40)					77	77		77
Increase in net actuarial losses (net of tax of ($37))					(99)	(99)	(1)	(100)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $14)					27	27		27
Prior service cost from plan amendments (net of tax of ($2))					(4)	(4)		(4)
Deferred derivative losses (net of tax of ($8))					(20)	(20)		(20)
Reclassification adjustment for amounts recognized in income (net of tax of $1)					1	1		1
Other comprehensive income (loss)						222	16	238
Total comprehensive income (loss)						568	35	603
Dividends declared to minority shareholders							(6)	(6)
Stock-based compensation plans (Note 18)			24			24		24
Repurchase of common stock (Note 20)	(12,755,547)	(13)	(387)			(400)		(400)
Dividends declared (Note 20)				(110)		(110)		(110)
Common stock issued from treasury	1,313,615	1	13			14		14
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
The following table presents changes in Minority Equity presented outside of Shareholders’ Equity:

(In millions)	2015
Balance at beginning of year	$582
Comprehensive income (loss):
Net income (loss)	47
Foreign currency translation (net of tax of $0)	(38)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $0)	3
Deferred derivative gains (losses) (net of tax of $0)	2
Reclassification adjustment for amounts recognized in income (net of tax of $0)	(4)
Other comprehensive income (loss)	(37)
Total comprehensive income (loss)	10
Dividends declared to minority shareholders	—
Dissolution of global alliance (Note 5)	(592)
Balance at end of year	$—

Due to the dissolution of the global alliance with Sumitomo Rubber Industries, Ltd. ("SRI") on October 1, 2015, we no longer have Minority Equity presented outside of Shareholders' Equity, thus no amounts are presented above for 2016 or 2017.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net Income	$365	$1,284	$376
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	781	727	698
Amortization and Write-Off of Debt Issuance Costs	21	29	23
Provision for Deferred Income Taxes	385	(229)	79
Loss on Deconsolidation of Venezuelan Subsidiary (Note 1)	—	—	646
Net Pension Curtailments and Settlements (Note 17)	19	17	139
Net Rationalization Charges (Note 2)	135	210	114
Rationalization Payments	(154)	(86)	(144)
Net Gains on Asset Sales (Note 4)	(14)	(31)	(71)
Pension Contributions and Direct Payments	(90)	(89)	(103)
Gain on Recognition of Deferred Royalty Revenue (Note 4)	—	—	(155)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(147)	211	(31)
Inventories	(44)	(172)	(89)
Accounts Payable — Trade	85	(156)	78
Compensation and Benefits	(65)	(50)	66
Other Current Liabilities	(76)	(56)	(28)
Other Assets and Liabilities	(43)	(52)	130
Total Cash Flows from Operating Activities	1,158	1,557	1,728
Cash Flows from Investing Activities:
Capital Expenditures	(881)	(996)	(983)
Asset Dispositions (Note 4)	12	35	62
Decrease in Cash Due to Deconsolidation of Venezuelan Subsidiary (Note 1)	—	—	(320)
Short Term Securities Acquired	(83)	(72)	(77)
Short Term Securities Redeemed	83	60	69
Other Transactions	(10)	(6)	(7)
Total Cash Flows from Investing Activities	(879)	(979)	(1,256)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,054	417	103
Short Term Debt and Overdrafts Paid	(1,046)	(228)	(84)
Long Term Debt Incurred	6,463	4,988	2,819
Long Term Debt Paid	(6,342)	(5,433)	(3,315)
Common Stock Issued (Note 18)	14	13	53
Common Stock Repurchased (Note 20)	(400)	(500)	(180)
Common Stock Dividends Paid (Note 20)	(110)	(82)	(68)
Transactions with Minority Interests in Subsidiaries	(7)	(11)	(9)
Debt Related Costs and Other Transactions	(41)	(40)	(74)
Dissolution of Global Alliance (Note 5)	—	—	(271)
Total Cash Flows from Financing Activities	(415)	(876)	(1,026)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	57	(15)	(125)
Net Change in Cash, Cash Equivalents and Restricted Cash	(79)	(313)	(679)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	1,189	1,502	2,181
Cash, Cash Equivalents and Restricted Cash at End of the Year	$1,110	$1,189	$1,502
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
Effective January 1, 2017, we early adopted an accounting standards update with new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. As a result of the adoption, premiums for debt extinguishment of $53 million and $41 million were reclassified from Operating Activities to Financing Activities in the statement of cash flows for the years ended December 31, 2016 and 2015, respectively. The other seven specific cash flow issues were either not applicable to Goodyear or the treatment has not materially changed from our current practice.
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
In alignment with the financial statement presentation provisions of the new standards update, beginning in 2018 only service related costs of approximately $35 million per year, including approximately $5 million per year of corporate related costs, will

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

remain in SAG and CGS. As such, $62 million and $35 million of non-service related costs, including $28 million and $24 million of corporate related costs, will be reclassified from SAG and CGS to Other (Income) Expense for 2017 and 2016, respectively. Further, we expect approximately $90 million of non-service related costs, including approximately $15 million of corporate related costs and excluding any potential settlement/curtailment charges, to be classified in Other (Income) Expense for 2018. The provision of the new standards update to allow only service costs to be capitalized is not expected to have a significant impact on our consolidated financial statements.
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
In February 2016, the FASB issued an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet.  Lessor accounting is largely unchanged from the current accounting model.  The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. In 2018, the FASB issued an amendment that provided an optional transition practical expedient regarding land easements. The standards update is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The standard provides for certain practical expedients. The transition will require application at the beginning of the earliest comparative period presented at the time of adoption. We have completed aggregating our worldwide lease contracts, are in the process of evaluating these lease contracts and are in the early stages of implementing a new lease accounting system to support the accounting and disclosure requirements of this standards update. The adoption of this standards update is expected to have a material impact on our financial statements as the Company has significant operating lease commitments that are off-balance sheet in accordance with current U.S. GAAP.
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued several amendments which provide clarification, additional guidance, practical expedients and technical corrections. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted. The standard permits the use of either a retrospective or modified retrospective approach. We will use the modified retrospective approach.  The adoption of this standards update will not have a material impact on our consolidated financial statements, however it will require new disclosures, which we are in the process of finalizing.
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
Shipping and Handling Costs
Costs incurred for transportation of products to customers are recorded as a component of CGS.
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $406 million, $388 million and $382 million in 2017, 2016 and 2015, respectively.
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
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of SAG. Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $320 million, $355 million and $385 million in 2017, 2016 and 2015, respectively.
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
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, subjects a U.S. parent to current tax on its "global intangible low-taxed income," or GILTI. We do not anticipate incurring a GILTI liability, however, to the extent that we incur expense under the GILTI provisions we will treat it as a component of income tax expense in the period incurred. Refer to Note 6.
Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade-rated counterparties. At December 31, 2017, our cash investments with any single counterparty did not exceed $218 million.
Cash flows associated with derivative financial instruments designated as hedges of identifiable transactions or events are classified in the same category as the cash flows from the related hedged items. Cash flows associated with derivative financial instruments not designated as hedges are classified as operating activities. Bank overdrafts, if any, are recorded within Notes Payable and Overdrafts. Cash flows associated with bank overdrafts are classified as financing activities.
Customer prepayments for products and government grants received that are related to operations are reported as operating activities. Government grants received that are solely related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of capital leases of $5 million, $3 million and $3 million originating in the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows from investing activities in 2017 exclude $265 million of accrued capital expenditures remaining unpaid at December 31, 2017, and include payment for $264 million of capital expenditures that were accrued and unpaid at December 31, 2016. Cash flows from investing activities in 2016 exclude $264 million of accrued capital expenditures remaining unpaid at December 31, 2016, and include payment for $254 million of capital expenditures that were accrued and unpaid at December 31, 2015.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

(In millions)	December 31,
	2017	2016	2015
Cash and Cash Equivalents	$1,043	$1,132	$1,476
Restricted Cash	67	57	26
Total Cash, Cash Equivalents and Restricted Cash	$1,110	$1,189	$1,502

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
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2017, approximately $807 million of net assets were subject to such regulations or limitations.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs. We determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note 10.
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
Investments
Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in AOCL, net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 16 and 21.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

construction period of major projects are capitalized. Government grants to us that are solely related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $779 million, $726 million and $697 million in 2017, 2016 and 2015, respectively. Refer to Notes 3 and 13.
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
Refer to Note 18.
Earnings Per Share of Common Stock
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options and other stock based awards. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note 7.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Costs Associated with Rationalization Programs
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate costs.
The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-related Costs	Other Costs	Total
Balance at December 31, 2014	$117	$2	$119
2015 charges (1)	86	30	116
Incurred, Net of Foreign Currency Translation of $(12) million and $0 million, respectively (2)	(106)	(25)	(131)
Reversed to the Statement of Operations	(1)	—	(1)
Balance at December 31, 2015	$96	$7	$103
2016 charges (1)	202	16	218
Incurred, Net of Foreign Currency Translation of $(13) million and $0 million, respectively	(75)	(18)	(93)
Reversed to the Statement of Operations	(9)	—	(9)
Balance at December 31, 2016	$214	$5	$219
2017 charges (1)	103	32	135
Incurred, Net of Foreign Currency Translation of $25 million and $1 million, respectively	(94)	(34)	(128)
Reversed to the Statement of Operations	(13)	—	(13)
Balance at December 31, 2017	$210	$3	$213

(1)
Charges of $135 million, $218 million and $116 million in 2017, 2016 and 2015, respectively, exclude $13 million, $1 million and ($1) million of benefit plan curtailments and settlements recorded in Rationalizations in the Statement of Operations.

(2)
Incurred in 2016 and 2015 of $93 million and $131 million, respectively, excludes $6 million and $25 million, respectively, of rationalization payments, primarily for labor claims relating to a previously closed facility in Greece.

Rationalization actions accrued at December 31, 2017 include $90 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, which was in furtherance of our strategy to capture the growing demand for premium, large-rim diameter tires in part by reducing excess capacity in declining, less profitable segments of the tire market. The remainder of the accrual balance at December 31, 2017 includes $53 million related to plans to reduce manufacturing headcount in Europe, Middle East and Africa ("EMEA"), $29 million related to global plans to reduce SAG headcount, and $13 million related to a SAG headcount reduction plan in EMEA.
The accrual balance at December 31, 2017 is expected to be substantially utilized in the next 12 months.
The net rationalization charges included in Income before Income Taxes are as follows:

(In millions)	2017	2016	2015
Current Year Plans
Associate Severance and Other Related Costs	$81	$188	$66
Other Exit and Non-Cancelable Lease Costs	2	1	7
Current Year Plans - Net Charges	$83	$189	$73

Prior Year Plans
Associate Severance and Other Related Costs	$9	$5	$19
Benefit Plan Curtailments and Settlements	13	1	(1)
Other Exit and Non-Cancelable Lease Costs	30	15	23
Prior Year Plans - Net Charges	52	21	41
Total Net Charges	$135	$210	$114
Asset Write-off and Accelerated Depreciation Charges	$40	$20	$8

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Substantially all of the new charges in 2017 related to future cash outflows. Net current year plan charges at December 31, 2017 include charges of $30 million related to reductions in manufacturing headcount in EMEA, $25 million related to a global plan to reduce SAG headcount, $20 million related to SAG headcount reductions in EMEA, and $8 million related to a plan to improve operating efficiency in EMEA.
Net prior year plan charges recognized in the year ended December 31, 2017 include charges of $35 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $8 million related to manufacturing headcount reductions in EMEA, and $7 million related to a separate global plan to reduce SAG headcount.
Net charges for the year ended December 31, 2017 included reversals of $13 million for actions no longer needed for their originally intended purposes. Ongoing rationalization plans had approximately $730 million in charges through 2017 and approximately $35 million is expected to be incurred in future periods.
Approximately 600 associates will be released under new plans initiated in 2017, of which approximately 200 were released through December 31, 2017. In 2017, approximately 1,300 associates were released under plans initiated in prior years, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. Approximately 700 associates remain to be released under all ongoing rationalization plans.
At December 31, 2017, approximately 840 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note 19.
Asset write-off and accelerated depreciation charges in 2017 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. Asset write-off and accelerated depreciation charges for all periods were recorded in CGS.
Rationalization activities initiated in 2016 consisted primarily of charges of $116 million related to the plan to close our tire manufacturing facility in Philippsburg, Germany, $34 million related to a global plan to reduce SAG headcount, and $25 million related to manufacturing headcount reductions in EMEA. Net prior year plan charges recognized in the year ended December 31, 2016 include charges of $12 million related to the closure of one of our manufacturing facilities in Amiens, France.
Accelerated depreciation charges in 2016 primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to close our tire manufacturing facility in Philippsburg, Germany.
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
Accelerated depreciation charges in 2015 primarily related to the plan to close our Wolverhampton, U.K. mixing and retreading facility.
Note 3. Interest Expense
Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2017	2016	2015
Interest expense before capitalization	$358	$398	$457
Capitalized interest	(23)	(26)	(19)
	$335	$372	$438
Cash payments for interest, net of amounts capitalized, were $314 million, $351 million and $445 million in 2017, 2016 and 2015, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Other (Income) Expense

(In millions)	2017	2016	2015
Financing fees and financial instruments	$55	$83	$85
Royalty income	(32)	(23)	(192)
Net (gains) losses on asset sales	(14)	(31)	(71)
Interest income	(13)	(15)	(22)
Net foreign currency exchange (gains) losses	(7)	(13)	77
General and product liability (income) expense - discontinued products	—	(27)	(25)
Miscellaneous	19	16	7
	$8	$(10)	$(141)
Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense in 2017 includes a premium of $25 million related to the redemption of our $700 million 7% senior notes due 2022 in May 2017. Financing fees and financial instruments expense in 2016 included premiums of $53 million related to the redemption of our $900 million 6.5% senior notes due 2021 in June 2016 and our €250 million 6.75% senior notes due 2019 in January 2016. Financing fees and financial instruments expense in 2015 included a premium of $41 million related to the redemption of our $1,000 million 8.25% senior notes due 2020 in December 2015.
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
Net (gains) losses on asset sales in 2017 include a gain of $6 million related to the sale of a former wire plant site in Luxembourg. Net (gains) losses on asset sales in 2016 included a gain of $16 million related to the sale of the former wire plant site and a gain of $9 million related to the sale of our interest in a supply chain logistics company. Net (gains) losses on asset sales in 2015 included a gain of $48 million related to the dissolution of the global alliance with SRI and a gain of $30 million on the sale of our investment in shares of SRI. Refer to Note 5. Net gains on asset sales in 2015 also included losses of $14 million in EMEA, primarily related to the sales of certain sub-Saharan Africa retail businesses.
Interest income consists primarily of amounts earned on cash deposits.
Foreign currency exchange in all periods reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide, including $34 million of losses in 2015 resulting from the devaluation of the Venezuelan bolivar fuerte against the U.S. dollar.
General and product liability (income) expense - discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. General and product liability (income) expense - discontinued products in 2017 includes a benefit of $5 million for the recovery of past costs from certain asbestos insurers. General and product liability (income) expense - discontinued products in 2016 included a benefit of $24 million for the recovery of past costs from certain asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods. General and product liability (income) expense - discontinued products in 2015 included a benefit of $25 million for the recovery of past costs from one of our asbestos insurers and a benefit of $21 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods. The 2015 benefits were partially offset by an $8 million increase in the net asbestos liability based on updated assumptions for defense and indemnity costs in future periods based on historical cost data and trends.
Miscellaneous expense in 2017 includes $14 million related to expenses incurred by the Company as a direct result of hurricanes Harvey and Irma during 2017.
Note 5. Dissolution of Global Alliance with Sumitomo Rubber Industries
On October 1, 2015, the Company completed the previously announced dissolution of its global alliance with SRI in accordance with the terms and conditions set forth in the Framework Agreement, dated as of June 4, 2015, by and between the Company and SRI.
Prior to the dissolution, the Company owned 75% and SRI owned 25% of two companies, Goodyear Dunlop Tires Europe B.V. (“GDTE”) and Goodyear Dunlop Tires North America, Ltd. (“GDTNA”). GDTE owns and operates substantially all of the Company’s tire businesses in Europe. GDTNA had rights to the Dunlop brand and operated certain related businesses in the United States, Canada and Mexico. In Japan, the Company owned 25% and SRI owned 75% of two companies, one, Nippon Goodyear

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ltd. (“NGY”), for the sale of Goodyear-brand passenger and truck tires for replacement in Japan and the other, Dunlop Goodyear Tires Ltd. (“DGT”), for the sale of Goodyear-brand and Dunlop-brand tires to vehicle manufacturers in Japan.
Pursuant to the Framework Agreement, the Company sold to SRI its 75% interest in GDTNA for $125 million, 25% interest in DGT for $14 million and Huntsville, Alabama test track used by GDTNA for $6 million. Accordingly, the Company no longer has any remaining ownership interests in GDTNA, DGT or the Huntsville, Alabama test track. With the sale of GDTNA, SRI obtained full ownership of the Dunlop motorcycle tire business in the United States, Canada and Mexico, and the rights to sell Dunlop-brand tires to Japanese vehicle manufacturers in the United States, Canada and Mexico. The Company retained exclusive rights to sell Dunlop-brand tires in both the consumer and commercial replacement markets of the United States, Canada and Mexico as well as to non-Japanese vehicle manufacturers in those countries.
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
The Company and SRI entered into various supply agreements, licenses, transition services agreements, releases and other ancillary agreements in connection with the Framework Agreement to give effect to the dissolution and/or to set forth arrangements between the Company and SRI following the dissolution. The Company and SRI also each agreed to indemnify the other for certain losses arising out of breaches of representations and warranties, covenants and other specified matters, including product liability matters. The Company recorded an indemnification asset of $32 million for SRI’s obligation to reimburse the Company for certain product liability claims related to periods prior to the dissolution, subject to certain caps and restrictions. At December 31, 2017, a total indemnification asset of $35 million is recorded within Accounts Receivable of $5 million and Other Assets of $30 million. The range of possible outcomes for the indemnification receivable is not material to the Company’s financial statements.
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
Note 6. Income Taxes
The components of Income before Income Taxes follow:

(In millions)	2017	2016	2015
U.S.	$394	$595	$284
Foreign	484	612	324
	$878	$1,207	$608
A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax (Benefit) Expense follows:

(In millions)	2017	2016	2015
U.S. Federal income tax expense at the statutory rate of 35%	$307	$422	$213
Deferred tax impact of enacted tax rate and law changes	389	(2)	(2)
Provision for undistributed foreign earnings, net	(162)	—	—
Transition tax (repatriation)	77	—	—
Adjustment for foreign income taxed at different rates	(55)	(51)	(39)
U.S. credits (R&D, foreign tax credits) and benefits offset to OCI	(23)	(163)	(72)
Domestic production activities deduction	(16)	(3)	—
State income taxes, net of U.S. Federal benefit	9	16	10
Net foreign losses (income) with no tax due to valuation allowances	(7)	8	(19)
Net establishment (resolution) of uncertain tax positions	(6)	3	(13)
Net establishment (release) of U.S. valuation allowance	5	39	(8)
Net establishment (release) of foreign valuation allowances	1	(354)	4
Deconsolidation of Venezuelan subsidiary	—	—	157
Other	(6)	8	1
United States and Foreign Tax (Benefit) Expense	$513	$(77)	$232

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of United States and Foreign Tax (Benefit) Expense by taxing jurisdiction, follow:

(In millions)	2017	2016	2015
Current:
Federal	$(22)	$(25)	$—
Foreign	147	175	154
State	3	2	(1)
	128	152	153
Deferred:
Federal	408	77	74
Foreign	(8)	(328)	5
State	(15)	22	—
	385	(229)	79
United States and Foreign Tax (Benefit) Expense	$513	$(77)	$232
In 2017, income tax expense of $513 million was unfavorably impacted by net discrete adjustments of $294 million, due to a net non-cash charge of $299 million related to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") in the United States, and $5 million, net benefit, of other miscellaneous discrete tax items.
Effective January 1, 2018, the Tax Act establishes a corporate income tax rate of 21%, replacing the current 35% rate, and creates a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system includes a one-time transition tax on certain of our foreign earnings previously untaxed in the United States. Certain impacts of the new legislation would generally require accounting to be completed in the period of enactment, however, in response to the complexities of this new legislation, the Securities and Exchange Commission (“SEC”) issued guidance to provide companies with relief.  Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows us to include provisional amounts when reasonable estimates can be made.  The SEC has provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting over the coming quarters. While our accounting for the Tax Act is not complete, we have made reasonable estimates for certain provisions and we have recorded a non-cash net charge to tax expense of $299 million related to its enactment. This net charge includes a deferred tax charge of $384 million primarily from revaluing our net U.S. deferred tax assets to reflect the new U.S. corporate tax rate. We believe this calculation is complete except for changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Tax Act. The net charge also includes a provisional deferred tax benefit of $162 million to reverse reserves maintained for the taxation of undistributed foreign earnings under prior law net of reserves established for foreign withholding taxes consistent with our revised indefinite reinvestment assertion, and a provisional deferred tax charge of $77 million related to the one-time transition tax. In general, the one-time transition tax imposed by the Tax Act results in the taxation of our accumulated foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. At this time, we have not yet gathered, prepared and analyzed the necessary information with respect to 2017 in sufficient detail to complete the complex calculations necessary to finalize the amount of our transition tax. We also anticipate that further guidance may become available in this and other areas. We believe that our preliminary calculations result in a reasonable estimate of the transition tax and related foreign tax credit and, as such, have included those amounts in our year-end income tax provision. As the analysis of accumulated foreign E&P and related foreign taxes paid are completed on an entity by entity basis and we finalize the amount held in cash or other specified assets, we will update our provisional estimate of the transition tax and related foreign tax credit.
In 2016, the income tax benefit of $77 million was favorably impacted by net discrete adjustments of $458 million, due primarily to a tax benefit of $331 million from the December 31, 2016 release of the valuation allowance on certain subsidiaries in England, France, Luxembourg and New Zealand. As of December 31, 2016, these subsidiaries on which we have maintained a full valuation allowance have achieved earnings of a duration and magnitude that they were in a position of cumulative profits for the most recent three-year period. As a consequence of this profitability in recent periods and our future business plans forecasting sustainable profitability, we concluded that it was more likely than not that our deferred tax assets in these entities will be realized. The 2016 income tax benefit also included a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes, a $39 million tax charge related to establishing a valuation allowance in the United States on deferred tax assets related to receivables from our deconsolidated Venezuelan operations which were contributed to its capital, and a $7 million tax benefit related to the release of a valuation allowance in Brazil due to the collection of a receivable that had previously been written off as uncollectible.

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
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2017	2016
Tax loss carryforwards and credits	$1,515	$1,503
Capitalized research and development expenditures	402	666
Accrued expenses deductible as paid	297	456
Postretirement benefits and pensions	223	294
Rationalizations and other provisions	36	36
Vacation and sick pay	24	37
Investment and receivables related to Venezuelan deconsolidation	80	134
Alternative minimum tax credit carryforwards	—	43
Other	85	106
	2,662	3,275
Valuation allowance	(318)	(326)
Total deferred tax assets	2,344	2,949
Property basis differences	(414)	(482)
Tax on undistributed earnings of subsidiaries	(22)	(138)
Total net deferred tax assets	$1,908	$2,329
At December 31, 2017, we had $605 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $53 million of tax credits in various European countries that are subject to expiration from 2018 to 2027. A valuation allowance totaling $230 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $816 million of Federal and $94 million of state tax assets for net operating loss and tax credit carryforwards. The Federal carryforwards consist of $749 million of foreign tax credits that are subject to expiration from 2018 to 2025 and $67 million of tax assets related to research and development credits and other Federal credits that are subject to expiration from 2030 to 2037. The state carryforwards are subject to expiration from 2018 to 2035. A valuation allowance of $88 million has been recorded against Federal and state deferred tax assets where recovery is uncertain.
At December 31, 2017, we had unrecognized tax benefits of $52 million that if recognized, would have a favorable impact on our tax expense of $37 million. We had accrued interest of $2 million as of December 31, 2017. If not favorably settled, $5 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. We do not expect changes during 2018 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations.

Reconciliation of Unrecognized Tax Benefits
(In millions)	2017	2016	2015
Balance at January 1	$63	$54	$81
Increases related to prior year tax positions	2	19	10
Decreases related to prior year tax positions	(2)	(8)	(10)
Settlements	(8)	(8)	(14)
Foreign currency impact	—	6	(15)
Increases related to current year tax positions	—	1	2
Lapse of statute of limitations	(3)	(1)	—
Balance at December 31	$52	$63	$54
We are open to examination in the United States for 2017 and in Germany from 2013 onward. Generally, for our remaining tax jurisdictions, years from 2012 onward are still open to examination.
Prior to the enactment of the Tax Act, our assertion regarding the potential U.S. Federal taxation of certain undistributed earnings of certain foreign subsidiaries required a reserve of $181 million which was established to account for potential strategies which

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

may have been implemented to utilize certain U.S. tax attributes. With the enactment of the Tax Act, including a transition to the territorial system and a one-time transition tax on our foreign earnings previously untaxed in the United States, the reserve for the U.S. tax related to our prior assertion was no longer required and therefore released. As of December 31, 2017, we have changed our assertion and have established a reserve of $19 million related to foreign withholding taxes (net of foreign tax credits) that we would incur should we repatriate certain earnings.
We have undistributed earnings of foreign subsidiaries of approximately $1 billion where no provision for foreign withholding tax is required because such earnings have been or will be reinvested in property, plant and equipment and working capital. A withholding tax charge of approximately $74 million (net of foreign tax credits) would be required if these earnings were to be distributed.
Net cash payments for income taxes were $144 million, $153 million and $113 million in 2017, 2016 and 2015, respectively.
Note 7.  Earnings Per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2017	2016	2015
Earnings per share — basic:
Goodyear net income	$346	$1,264	$307
Weighted average shares outstanding	249	263	269
Earnings per common share — basic	$1.39	$4.81	$1.14

Earnings per share — diluted:
Goodyear net income	$346	$1,264	$307
Weighted average shares outstanding	249	263	269
Dilutive effect of stock options and other dilutive securities	4	3	4
Weighted average shares outstanding — diluted	253	266	273
Earnings per common share — diluted	$1.37	$4.74	$1.12
Weighted average shares outstanding — diluted for 2017 and 2016 excludes approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options). There were no shares related to options with exercise prices greater than the average market price of our common stock for 2015.
Note 8. Business Segments
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2017, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services. Each segment also exports tires to other segments.
Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and for various other applications. Americas also provides related products and services including retreaded tires, tread rubber, automotive and commercial truck maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers. Americas' 2015 segment sales and operating income include the results of our Venezuelan subsidiary, which was deconsolidated on December 31, 2015. Refer to Note 1. Americas' segment sales and operating income subsequent to the deconsolidation exclude the results of our Venezuelan subsidiary.
Europe, Middle East and Africa manufactures and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa. EMEA also sells retreaded aviation tires, retreading and related services for commercial truck and earthmoving, mining and industrial equipment, and automotive maintenance and repair services.

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
The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

(In millions)	2017	2016	2015
Sales
Americas	$8,212	$8,172	$9,370
Europe, Middle East and Africa	4,928	4,880	5,115
Asia Pacific	2,237	2,106	1,958
Net Sales	$15,377	$15,158	$16,443
Segment Operating Income
Americas	$825	$1,151	$1,266
Europe, Middle East and Africa	355	461	435
Asia Pacific	342	373	319
Total Segment Operating Income	1,522	1,985	2,020
Less:
Rationalizations	135	210	114
Interest expense	335	372	438
Other (income) expense (1)	8	(10)	(141)
Asset write-offs and accelerated depreciation	40	20	8
Corporate incentive compensation plans	33	76	103
Pension curtailments/settlements (2)	19	16	137
Intercompany profit elimination	2	2	3
Loss on deconsolidation of Venezuelan subsidiary	—	—	646
Retained expenses of divested operations	13	18	14
Other (3)	59	74	90
Income before Income Taxes	$878	$1,207	$608
(1) Refer to Note 4.
(2) Substantially all of the pension and curtailment settlement charges noted above relate to our SBUs; however, such costs were not included in segment operating income for purposes of management's assessment of SBU operating performance.
(3) Primarily represents unallocated corporate costs. Also includes the elimination of $32 million, $24 million and $25 million for the years ended December 31, 2017, 2016 and 2015, respectively, of royalty income attributable to the strategic business units.
The following table presents segment assets at December 31:

(In millions)	2017	2016	2015
Assets
Americas	$6,923	$6,701	$6,275
Europe, Middle East and Africa	4,995	4,385	4,377
Asia Pacific	2,681	2,515	2,559
Total Segment Assets	14,599	13,601	13,211
Corporate(1)	2,465	2,910	3,180
	$17,064	$16,511	$16,391

(1)	Corporate includes substantially all of our U.S. net deferred tax assets.
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
The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of property, plant and equipment. Besides Germany, management did not consider the net sales of any other individual countries outside the United States to be significant to the consolidated financial statements. For long-lived assets only, China and Germany were considered to be significant.

(In millions)	2017	2016	2015
Net Sales
United States	$6,678	$6,724	$7,338
Germany	1,874	1,853	1,905
Other international	6,825	6,581	7,200
	$15,377	$15,158	$16,443
Long-Lived Assets
United States	$2,750	$2,651	$2,468
China	766	716	766
Germany	727	717	778
Other international	3,208	2,956	2,765
	$7,451	$7,040	$6,777

At December 31, 2017, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$355 million or 34% in Europe, Middle East and Africa, primarily Belgium ($310 million or 27% at December 31, 2016),

•	$344 million or 33% in Asia Pacific, primarily India, China and Australia ($427 million or 38% at December 31, 2016), and

•	$169 million or 16% in Americas, primarily Canada and Brazil ($203 million or 18% at December 31, 2016).
Rationalizations, as described in Note 2, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales, as described in Note 4, Other (Income) Expense, and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2017	2016	2015
Rationalizations
Americas	$6	$15	$15
Europe, Middle East and Africa	111	184	95
Asia Pacific	2	1	4
Total Segment Rationalizations	119	200	114
Corporate	16	10	—
	$135	$210	$114

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2017	2016	2015
Net (Gains) Losses on Asset Sales
Americas	$(4)	$(4)	$(2)
Europe, Middle East and Africa	(10)	(17)	14
Asia Pacific	—	(1)	(5)
Total Segment Asset Sales	(14)	(22)	7
Corporate (1)	—	(9)	(78)
	$(14)	$(31)	$(71)

(1)
Corporate gain on asset sales in 2015 included a $48 million gain on the dissolution of our global alliance with SRI and a $30 million gain on the sale of our investment in shares of SRI. Refer to Note 5.

(In millions)	2017	2016	2015
Asset Write-offs and Accelerated Depreciation
Americas	$—	$1	$—
Europe, Middle East and Africa	40	19	8
Asia Pacific	—	—	—
Total Segment Asset Write-offs and Accelerated Depreciation	$40	$20	$8

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2017	2016	2015
Capital Expenditures
Americas	$525	$618	$618
Europe, Middle East and Africa	159	191	223
Asia Pacific	164	137	124
Total Segment Capital Expenditures	848	946	965
Corporate	33	50	18
	$881	$996	$983

(In millions)	2017	2016	2015
Depreciation and Amortization
Americas	$398	$366	$364
Europe, Middle East and Africa	191	192	186
Asia Pacific	124	120	114
Total Segment Depreciation and Amortization	713	678	664
Corporate	68	49	34
	$781	$727	$698

The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2017	2016	2015
Equity in (Income)
Americas	$(5)	$—	$(3)
Europe, Middle East and Africa	—	(1)	(1)
Asia Pacific (1)	—	—	(12)
Total Segment Equity in (Income)	$(5)	$(1)	$(16)

(1)
Substantially all of the Asia Pacific segment equity in income related to 25% interests in NGY and DGT which ceased to be recognized effective October 1, 2015 following the dissolution of the global alliance with SRI. Refer to Note 5.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Accounts Receivable

(In millions)	2017	2016
Accounts receivable	$2,141	$1,870
Allowance for doubtful accounts	(116)	(101)
	$2,025	$1,769

Note 10. Inventories

(In millions)	2017	2016
Raw materials	$466	$436
Work in process	142	131
Finished goods	2,179	2,060
	$2,787	$2,627

Note 11. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2017:

(In millions)	Balance at December 31, 2016	Acquisitions	Divestitures	Translation	Balance at December 31, 2017
Americas	$91	$—	$—	$—	$91
Europe, Middle East and Africa	383	1	—	53	437
Asia Pacific	61	1	—	5	67
	$535	$2	$—	$58	$595

The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2016:

(In millions)	Balance at December 31, 2015	Acquisitions	Divestitures	Translation	Balance at December 31, 2016
Americas	$91	$—	$—	$—	$91
Europe, Middle East and Africa	401	—	—	(18)	383
Asia Pacific	63	—	—	(2)	61
	$555	$—	$—	$(20)	$535
The following table presents information about intangible assets:

	2017			2016
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$124	$(6)	$118	$128	$(6)	$122
Trademarks and patents	26	(21)	5	24	(20)	4
Other intangible assets	24	(8)	16	19	(9)	10
	$174	$(35)	$139	$171	$(35)	$136

(1)	Includes impact of foreign currency translation.
Intangible assets primarily comprise the rights to use the Dunlop brand name and related trademarks and certain other brand names and trademarks.
Amortization expense for intangible assets totaled $1 million in 2017, 2016 and 2015, respectively. We estimate that annual amortization expense related to intangible assets will be approximately $2 million in 2018 through 2022, and the weighted average remaining amortization period is approximately 21 years.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our annual impairment analyses for 2017, 2016 and 2015 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment tests should be re-performed for goodwill or for intangible assets with indefinite lives for any reporting unit at December 31, 2017.
Note 12. Other Assets and Investments
Dividends received from our consolidated subsidiaries were $558 million, $66 million and $46 million in 2017, 2016 and 2015, respectively. Dividends received in 2017 were primarily from a subsidiary in Luxembourg and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $5 million, $4 million and $24 million in 2017, 2016 and 2015, respectively.
Note 13. Property, Plant and Equipment

	2017			2016
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$433	$—	$433	$397	$—	$397
Buildings	2,589	30	2,619	2,288	35	2,323
Machinery and equipment	13,403	46	13,449	12,232	46	12,278
Construction in progress	721	—	721	887	—	887
	17,146	76	17,222	15,804	81	15,885
Accumulated depreciation	(10,047)	(31)	(10,078)	(9,102)	(23)	(9,125)
	7,099	45	7,144	6,702	58	6,760
Spare parts	307	—	307	280	—	280
	$7,406	$45	$7,451	$6,982	$58	$7,040

The range of useful lives of property used in arriving at the annual amount of depreciation are as follows: buildings and improvements, 3 to 45 years; machinery and equipment, 3 to 40 years.

Note 14. Leased Assets
Net rental expense comprised the following:

(In millions)	2017	2016	2015
Gross rental expense	$332	$332	$324
Sublease rental income	(17)	(27)	(33)
	$315	$305	$291

We enter into leases primarily for our wholesale distribution facilities, administrative offices, retail stores, vehicles and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our retail distribution network is sublet to independent dealers.
While substantially all subleases and some operating leases are cancelable for periods beyond 2018, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents minimum future lease payments:

						2023 and
(In millions)	2018	2019	2020	2021	2022	Beyond	Total
Capital Leases
Minimum lease payments	$10	$7	$6	$18	$2	$24	$67
Imputed interest	(3)	(3)	(3)	(3)	(1)	(14)	(27)
Present value	$7	$4	$3	$15	$1	$10	$40
Operating Leases
Minimum lease payments	$265	$202	$156	$110	$63	$250	$1,046
Minimum sublease rentals	(12)	(8)	(6)	(3)	(2)	(7)	(38)
	$253	$194	$150	$107	$61	$243	$1,008
Imputed interest							(161)
Present value							$847

Note 15. Financing Arrangements and Derivative Financial Instruments
At December 31, 2017, we had total credit arrangements of $8,963 million, of which $3,196 million were unused. At that date, 34% of our debt was at variable interest rates averaging 4.42%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2017, we had short term committed and uncommitted credit arrangements totaling $617 million, of which $355 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2017	2016
Notes payable and overdrafts:	$262	$245
Weighted average interest rate	5.00%	6.18%
Long term debt and capital leases due within one year:
Chinese credit facilities	$113	$146
Other domestic and foreign debt (including capital leases)	278	290
Total long term debt and capital leases due within one year	$391	$436
Weighted average interest rate	6.86%	9.39%
Total obligations due within one year	$653	$681

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2017, we had long term credit arrangements totaling $8,346 million, of which $2,841 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	December 31, 2017		December 31, 2016

(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:

8.75% due 2020	$275		$273
7% due 2022	—		700
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	300		264
5% due 2026	900		900
4.875% due 2027	700		—
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	—	—	85	1.98%
Second lien term loan facility due 2019	400	3.50%	399	3.75%
€550 million revolving credit facility due 2020	—	—	—	—
Pan-European accounts receivable facility	224	0.90%	198	0.98%
Mexican credit facilities	340	3.14%	138	2.78%
Chinese credit facilities	212	4.87%	315	4.68%
Other foreign and domestic debt(1)	967	6.02%	813	10.23%
	5,468		5,235
Unamortized deferred financing fees	(41)		(42)
	5,427		5,193
Capital lease obligations	40		41
	5,467		5,234
Less portion due within one year	(391)		(436)
	$5,076		$4,798

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.
NOTES
$282 million 8.75% Senior Notes due 2020
At December 31, 2017, $282 million aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes had an effective yield of 9.20% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$700 million 7% Senior Notes due 2022
In May 2017, we redeemed in full our $700 million 7% senior notes due 2022, which included the payment of a $25 million redemption premium plus accrued and unpaid interest to the redemption date. We also recorded $6 million of expense for the write-off of deferred financing fees as a result of the redemption.
$1.0 billion 5.125% Senior Notes due 2023
At December 31, 2017, $1.0 billion aggregate principal amount of 5.125% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on November 15, 2023. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including GDTE, to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's and Standard and Poor's and no default has occurred and is continuing, certain covenants will be suspended and we may elect to suspend the subsidiary guarantees. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
€250 million 3.75% Senior Notes due 2023 of GDTE
At December 31, 2017, €250 million aggregate principal amount of GDTE’s 3.75% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on December 15, 2023. These notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 5.125% senior notes due 2023, described above.
$900 million 5% Senior Notes due 2026
At December 31, 2017, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 5.125% senior notes due 2023, described above.
$700 million 4.875% Senior Notes due 2027
At December 31, 2017, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
$150 million 7% Senior Notes due 2028
At December 31, 2017, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.
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
CREDIT FACILITIES
$2.0 billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to $250 million. Amounts drawn under this facility bear interest at LIBOR plus 125 basis points, based on our current liquidity as described below.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably), (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2017, our borrowing base, and therefore our availability, under this facility was $296 million below the facility's stated amount of $2.0 billion.

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
At December 31, 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2016, we had $85 million of borrowings and $40 million of letters of credit issued under the revolving credit facility.
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
The amounts outstanding under this facility were $400 million and $399 million at December 31, 2017 and 2016, respectively.
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
At December 31, 2017 and 2016, we had no borrowings and no letters of credit issued under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period beginning October 16, 2016 to October 15, 2017, the designated maximum amount of the facility was €320 million. For the period beginning October 16, 2017 to October 15, 2018, the designated maximum amount of the facility is €275 million.
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
At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). At December 31, 2016, the amounts available and utilized under this program totaled $198 million (€188 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2017 and 2016, the gross amount of receivables sold was $572 million and $502 million, respectively.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have several financing arrangements in Mexico. At December 31, 2017, the amounts available and utilized under these facilities were $340 million. At December 31, 2016, the amounts available and utilized under these facilities were $190 million and $138 million, respectively. The facilities ultimately mature in 2020. The facilities contain covenants relating to the Mexican and U.S. subsidiary and have customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the applicable facilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A Chinese subsidiary has several financing arrangements in China. At December 31, 2017, these non-revolving credit facilities had total unused availability of $217 million and can only be used to finance the expansion of our manufacturing facility in China. At December 31, 2017 and 2016, the amounts outstanding under these facilities were $212 million and $315 million, respectively. The facilities ultimately mature in 2025 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At December 31, 2017 and 2016, restricted cash related to funds obtained under these credit facilities was $7 million and $8 million, respectively.
Debt Maturities
The annual aggregate maturities of our debt (excluding the impact of deferred financing fees and unamortized discounts) and capital leases for the five years subsequent to December 31, 2017 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2018	2019	2020	2021	2022
U.S.	$60	$541	$483	$—	$—
Foreign	593	587	144	28	91
	$653	$1,128	$627	$28	$91

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
The following table presents fair values for foreign currency contracts not designated as hedging instruments:

	December 31,	December 31,
(In millions)	2017	2016
Fair Values — Current asset (liability):
Accounts receivable	$3	$30
Other current liabilities	(9)	(18)

At December 31, 2017 and 2016, these outstanding foreign currency derivatives had notional amounts of $1,409 million and $1,812 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction loss of $57 million and gain of $4 million in 2017 and 2016, respectively, on foreign currency derivatives. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2017	2016
Fair Values — Current asset (liability):
Accounts receivable	$1	$9
Other current liabilities	(8)	—

Fair Values — Long term asset (liability):
Other assets	$—	$2
Other long term liabilities	(2)	—

At December 31, 2017 and 2016, these outstanding foreign currency derivatives had notional amounts of $250 million and $293 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
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
The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Year Ended
	December 31,
(In millions) (Income) Expense	2017	2016
Amounts deferred to AOCL	$28	$(12)
Amount of deferred loss (gain) reclassified from AOCL into CGS	2	(6)
Amounts excluded from effectiveness testing	(2)	(1)

The estimated net amount of the deferred losses at December 31, 2017 that is expected to be reclassified to earnings within the next twelve months is $9 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Assets:
Investments	$11	$9	$11	$9	$—	$—	$—	$—
Foreign Exchange Contracts	4	41	—	—	4	41	—	—
Total Assets at Fair Value	$15	$50	$11	$9	$4	$41	$—	$—

Liabilities:
Foreign Exchange Contracts	$19	$18	$—	$—	$19	$18	$—	$—
Total Liabilities at Fair Value	$19	$18	$—	$—	$19	$18	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31:

	December 31,	December 31,
(In millions)	2017	2016
Fixed Rate Debt(1):
Carrying amount — liability	$3,616	$3,514
Fair value — liability	3,786	3,669

Variable Rate Debt(1):
Carrying amount — liability	$1,811	$1,679
Fair value — liability	1,811	1,678

(1)
Excludes notes payable and overdrafts of $262 million and $245 million at December 31, 2017 and 2016, respectively, of which $110 million and $123 million, respectively, are at fixed rates and $152 million and $122 million, respectively, are at variable rates.  The carrying value of notes payable and overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with a fair value of $3,857 million and $3,804 million at December 31, 2017 and 2016, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.
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
During 2017, we recognized settlement charges of $32 million, primarily related to our frozen salaried U.S. pension plan. The settlement charges resulted from total lump sum benefit payments exceeding annual interest cost. Of the total settlement charges, $13 million was included in rationalization charges for employees who terminated service as a result of ongoing rationalization plans.
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
Total benefits cost and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Benefits cost:
Service cost	$4	$5	$4	$31	$29	$43	$4	$3	$3
Interest cost	160	164	238	71	80	113	13	12	15
Expected return on plan assets	(241)	(255)	(295)	(80)	(88)	(107)	(1)	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	1	(29)	(45)	(45)
Amortization of net losses	111	109	106	32	27	32	6	5	7
Net periodic cost	34	23	53	54	48	82	(7)	(25)	(20)
Curtailments/settlements/termination benefits	29	—	137	3	16	2	—	2	—
Total benefits cost	$63	$23	$190	$57	$64	$84	$(7)	$(23)	$(20)
Recognized in other comprehensive (income) loss before tax and minority:
Prior service (credit) cost from plan amendments	$—	$—	$—	$3	$—	$—	$3	$—	$—
Increase (decrease) in net actuarial losses	128	81	150	25	35	(45)	(15)	(1)	(19)
Amortization of prior service (cost) credit in net periodic cost	—	—	—	—	—	(1)	29	45	45
Amortization of net losses in net periodic cost	(111)	(109)	(106)	(29)	(27)	(34)	(6)	(5)	(7)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(29)	—	(386)	(12)	(17)	(5)	—	—	4
Deconsolidation of Venezuelan subsidiary (Note 1)	—	—	—	—	—	(62)	—	—	—
Total recognized in other comprehensive loss (income) before tax and minority	(12)	(28)	(342)	(13)	(9)	(147)	11	39	23
Total recognized in total benefits cost and other comprehensive loss (income) before tax and minority	$51	$(5)	$(152)	$44	$55	$(63)	$4	$16	$3
We use the fair value of pension assets in the calculation of pension expense for all plans.
Total benefits (credit) cost for our other postretirement benefits was $(17) million, $(31) million and $(28) million for our U.S. plans in 2017, 2016 and 2015, respectively, and $10 million, $8 million and $8 million for our non-U.S. plans in 2017, 2016 and 2015, respectively.
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2018 is $114 million for our U.S. plans and $30 million for our non-U.S. plans.
The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2018 are a benefit of $8 million and expense of $5 million, respectively.
The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy, which is approximately $1 million annually.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The change in benefit obligation and plan assets for 2017 and 2016 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2017 and 2016 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Beginning balance	$(5,285)	$(5,338)	$(2,863)	$(2,808)	$(294)	$(291)
Newly adopted plans	—	—	—	(2)	—	—
Service cost — benefits earned	(4)	(5)	(31)	(29)	(4)	(3)
Interest cost	(160)	(164)	(71)	(80)	(13)	(12)
Plan amendments	—	—	(3)	—	(3)	—
Actuarial gain (loss)	(303)	(171)	(29)	(384)	15	—
Participant contributions	—	—	(2)	(2)	(14)	(13)
Curtailments/settlements/termination benefits	55	1	21	52	—	(2)
Foreign currency translation	—	—	(280)	262	(9)	(10)
Benefit payments	366	392	149	128	36	37
Ending balance	$(5,331)	$(5,285)	$(3,109)	$(2,863)	$(286)	$(294)
Change in plan assets:
Beginning balance	$4,972	$5,011	$2,507	$2,493	$4	$3
Newly adopted plans	—	—	—	1	—	—
Actual return on plan assets	417	345	146	393	—	1
Company contributions to plan assets	—	—	56	56	2	2
Cash funding of direct participant payments	10	9	24	24	20	22
Participant contributions	—	—	2	2	14	13
Settlements	(55)	(1)	(11)	(51)	—	—
Foreign currency translation	—	—	231	(283)	—	—
Benefit payments	(366)	(392)	(149)	(128)	(36)	(37)
Ending balance	$4,978	$4,972	$2,806	$2,507	$4	$4
Funded status at end of year	$(353)	$(313)	$(303)	$(356)	$(282)	$(290)
Other postretirement benefits funded status was $(132) million and $(143) million for our U.S. plans at December 31, 2017 and 2016, respectively, and $(150) million and $(147) million for our non-U.S. plans at December 31, 2017 and 2016, respectively.
The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016
Noncurrent assets	$—	$—	$349	$231	$—	$—
Current liabilities	(16)	(12)	(21)	(19)	(20)	(21)
Noncurrent liabilities	(337)	(301)	(631)	(568)	(262)	(269)
Net amount recognized	$(353)	$(313)	$(303)	$(356)	$(282)	$(290)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016
Prior service (credit) cost	$(4)	$(4)	$4	$1	$(27)	$(59)
Net actuarial loss	2,603	2,615	669	685	47	68
Gross amount recognized	2,599	2,611	673	686	20	9
Deferred income taxes	(103)	(118)	(109)	(115)	(26)	(20)
Minority shareholders’ equity	—	—	(1)	—	—	—
Net amount recognized	$2,496	$2,493	$563	$571	$(6)	$(11)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Discount rate:
— U.S.	3.56%	3.99%	3.44%	3.72%
— Non-U.S.	2.53	2.72	4.92	5.12
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	2.91	3.18	N/A	N/A

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate for determining interest cost:
— U.S.	3.18%	3.23%	3.89%	3.02%	2.98%	3.59%
— Non-U.S.	2.70	3.37	3.31	5.98	6.31	4.89
Expected long term return on plan assets:
— U.S.	5.08	5.33	5.00	N/A	N/A	N/A
— Non-U.S.	3.12	3.81	4.12	N/A	N/A	N/A
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	3.18	2.63	2.88	N/A	N/A	N/A
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
For 2017, a weighted average discount rate of 3.18% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of bonds from issuers rated AA or higher by established rating agencies as of December 31, 2016, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 2.70% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For 2017, an assumed weighted average long term rate of return of 5.08% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are primarily invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 3.12% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The U.S. pension plan mortality assumption is based on our actual historical experience and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.
The following table presents estimated future benefit payments from the plans as of December 31, 2017. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.
2018	$426	$125	$21
2019	405	122	21
2020	387	124	20
2021	382	126	20
2022	366	132	19
2023-2027	1,735	708	91

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2017	2016	2017	2016
All plans:
Accumulated benefit obligation	$5,320	$5,275	$3,017	$2,792
Plans not fully-funded:
Projected benefit obligation	$5,329	$5,282	$945	$911
Accumulated benefit obligation	5,318	5,273	887	862
Fair value of plan assets	4,976	4,970	302	327
Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2017, these plans accounted for $227 million of our accumulated pension benefit obligation, $251 million of our projected pension benefit obligation, and $59 million of our AOCL adjustment. At December 31, 2016, these plans accounted for $219 million of our accumulated pension benefit obligation, $239 million of our projected pension benefit obligation, and $65 million of our AOCL adjustment.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2018.
Assumed health care cost trend rates at December 31 follow:

	2017	2016
Health care cost trend rate assumed for the next year	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2025	2025
A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2017 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$15	$(12)
Aggregate service and interest cost	1	(1)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Cash and short term securities	2%	3%	1%	1%
Equity securities	6	6	9	9
Debt securities	92	91	85	78
Alternatives	—	—	5	12
Total	100%	100%	100%	100%
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
The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, hedge funds, currency derivatives, insurance contracts, repurchase agreements, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 10% equities and 90% fixed income.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2017, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$55	$39	$16	$—	$20	$19	$1	$—
Equity Securities
Common and Preferred Stock:
Non-U.S. Companies	—	—	—	—	24	24	—	—
Commingled Funds	—	—	—	—	148	17	—	131
Mutual Funds	—	—	—	—	5	5	—	—
Debt Securities
Corporate Bonds	2,699	—	2,698	1	156	14	142	—
Government Bonds	1,033	—	1,033	—	2,358	73	2,285	—
Repurchase Agreements	—	—	—	—	(763)	—	(763)	—
Asset Backed Securities	58	—	58	—	47	4	43	—
Commingled Funds	—	—	—	—	10	—	10	—
Mutual Funds	—	—	—	—	7	7	—	—
Alternatives
Real Estate	—	—	—	—	4	—	—	4
Insurance Contracts	2	—	—	2	18	—	—	18
Other Investments	—	—	—	—	10	—	7	3
Total Investments in the Fair Value Hierarchy	3,847	$39	$3,805	$3	2,044	$163	$1,725	$156

Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	54				66
Mutual Funds	—				18
Partnership Interests	238				—
Debt Securities
Mutual funds	111				7
Commingled Funds	682				579
Short Term Securities
Commingled Funds	67				6
Alternatives
Commingled Funds	—				95
Total Investments	4,999				2,815
Other	(21)				(9)
Total Plan Assets	$4,978				$2,806

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2016, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$62	$58	$4	$—	$24	$23	$1	$—
Equity Securities
Common and Preferred Stock:
Non-U.S. Companies	—	—	—	—	20	20	—	—
Commingled Funds	—	—	—	—	134	16	—	118
Mutual Funds	—	—	—	—	3	3	—	—
Debt Securities
Corporate Bonds	2,707	—	2,707	—	154	13	141	—
Government Bonds	968	—	968	—	2,148	68	2,080	—
Repurchase Agreements	—	—	—	—	(777)	—	(777)	—
Asset Backed Securities	63	—	63	—	30	2	28	—
Commingled Funds	—	—	—	—	9	—	9	—
Mutual Funds	—	—	—	—	5	5	—	—
Alternatives
Real Estate	—	—	—	—	62	—	1	61
Insurance Contracts	2	—	—	2	14	—	—	14
Other Investments	1	—	1	—	10	2	5	3
Total Investments in the Fair Value Hierarchy	3,803	$58	$3,743	$2	1,836	$152	$1,488	$196

Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	38				59
Mutual Funds	—				21
Partnership Interests	263				—
Debt Securities
Mutual funds	123				5
Commingled Funds	697				471
Short Term Securities
Commingled Funds	87				2
Alternatives
Commingled Funds	—				154
Real Estate	—				59
Total Investments	5,011				2,607
Other	(39)				(100)
Total Plan Assets	$4,972				$2,507
At December 31, 2017 and 2016, the Plans did not directly hold any of our common stock.
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
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2017:

	Non-U.S.
(In millions)	Insurance Contracts	Real Estate	Equity Securities - Commingled Funds	Other
Balance, beginning of year	$14	$61	$118	$3
Realized gains (losses)	—	4	2	—
Unrealized (losses) gains relating to instruments still held at the reporting date	—	1	18	—
Purchases, sales, issuances and settlements (net)	2	(65)	(18)	—
Foreign currency translation	2	3	11	—
Balance, end of year	$18	$4	$131	$3

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other postretirement benefits plan assets at December 31, 2017 and 2016, which relate to a non-U.S. plan, are invested primarily in mutual funds, which are traded on an active market, and are considered a Level 1 investment.
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $111 million, $122 million and $125 million for 2017, 2016 and 2015, respectively.
Note 18. Stock Compensation Plans
Our stock compensation plans (collectively, the “Plans”) permit the grant of stock options, stock appreciation rights (“SARs”), performance share units, restricted stock, restricted stock units and other stock-based awards to employees and directors. Our current stock compensation plan, the 2017 Performance Plan, was adopted on April 10, 2017 and expires on April 9, 2027. A total of 18,000,000 shares of our common stock may be issued in respect of grants made under the 2017 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 2 shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2017 Performance Plan or certain prior stock compensation plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash, or are surrendered in payment of taxes associated with such awards (other than stock options or SARs) will be available for issuance pursuant to a new award under the 2017 Performance Plan. Shares issued under our stock compensation plans are usually issued from shares of our common stock held in treasury.
Stock Options
Grants of stock options and SARs (collectively referred to as “options”) under the Plans generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant (calculated as the average of the high and low price or the closing market price on that date depending on the terms of the related Plan) and a contractual term of ten years. The exercise of tandem SARs cancels an equivalent number of stock options and, conversely, the exercise of stock options cancels an equivalent number of tandem SARs. Option grants are cancelled on, or 90 days following, termination of employment unless termination is due to retirement, death or disability under certain circumstances, in which case, all outstanding options vest fully and remain outstanding for a term set forth in the related grant agreement.
The following table summarizes the activity related to options during 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	7,173,048	$18.21
Options granted	722,440	35.16
Options exercised	(1,142,039)	18.13		$18
Options expired	(107,080)	26.14
Options cancelled	(49,271)	23.72
Outstanding at December 31	6,597,098	19.91	5.3	84
Vested and expected to vest at December 31	6,411,897	19.59	5.2	85
Exercisable at December 31	4,913,448	16.01	4.3	80
Available for grant at December 31	17,764,947

In addition, the aggregate intrinsic value of options exercised in 2016 and 2015 was $14 million and $40 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant option groups outstanding at December 31, 2017 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/27/2017	685,669	—	$35.26	9.2
2/22/2016	669,719	180,041	29.90	8.2
2/23/2015	607,101	315,735	27.16	7.2
2/24/2014	415,862	312,824	26.44	6.2
2/28/2013	1,064,424	1,064,424	12.98	5.2
2/27/2012	838,311	838,311	12.94	4.2
2/22/2011	609,805	609,805	13.91	3.1
2/23/2010	435,696	435,696	12.74	2.1
2/26/2009	330,916	330,916	4.81	1.2
2/21/2008	149,241	149,241	26.74	0.1
All Other	790,354	676,455	(1)	(1)
	6,597,098	4,913,448

(1)
Options in the “All other” category had exercise prices ranging from $6.22 to $36.25. The weighted average exercise price for options outstanding and exercisable in that category was $19.50 and $17.97, respectively, while the remaining weighted average contractual term was 5.0 and 4.5, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2017	2016	2015
Weighted average grant date fair value	$12.05	$11.92	$11.51
Black-Scholes model assumptions(1):
Expected term (years)	7.20	7.20	7.30
Interest rate	2.13%	1.45%	1.83%
Volatility	33.63%	40.78%	42.00%
Dividend yield	1.13%	0.94%	0.88%

(1)	We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of options by our Board of Directors.
Performance Share Units
Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2017, 2016 and 2015, may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
The following table summarizes the activity related to performance share units during 2017:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	369,303	$29.68
Units granted	164,996	36.78
Units vested	(184,961)	28.44
Units forfeited	(7,031)	31.72
Unvested at December 31	342,307	33.73
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
The following table summarizes the activity related to restricted stock units during 2017:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	826,459	$28.14
Units granted	323,277	33.58
Units vested and settled	(196,361)	26.94
Units forfeited	(96,977)	30.93
Unvested at December 31	856,398	30.15
We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.
Other Information
Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2017	2016	2015
Stock-based compensation expense recognized	$22	$23	$19
Tax benefit	(6)	(8)	(7)
After-tax stock-based compensation expense	$16	$15	$12
Cash payments to settle SARs	$1	$1	$2
Cash received from stock option exercises	$19	$17	$53
As of December 31, 2017, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $28 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022.
Note 19. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $46 million and $55 million at December 31, 2017 and 2016, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $10 million and $21 million were included in Other Current Liabilities at December 31, 2017 and 2016, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $243 million and $248 million for anticipated costs related to workers’ compensation at December 31, 2017 and 2016, respectively. Of these amounts, $45 million and $48 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2017 and 2016, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2017 and 2016, the liability was discounted using a risk-free rate of return. At December 31, 2017, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at both December 31, 2017 and 2016. Of these amounts, $55 million and $49 million were included in Other Current Liabilities at December 31, 2017 and 2016, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2017, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates. We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $30 million for SRI's obligation to indemnify us for certain product liability claims related to products manufactured by GDTNA during the existence of the global alliance with SRI, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and Federal courts. To date, we have disposed of approximately 134,700 claims by defending and obtaining the dismissal thereof or by entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $529 million and $517 million through December 31, 2017 and 2016, respectively.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2017	2016	2015
Pending claims, beginning of year	64,400	67,400	73,800
New claims filed during the year	1,900	1,900	1,900
Claims settled/dismissed during the year	(12,000)	(4,900)	(8,300)
Pending claims, end of year	54,300	64,400	67,400
Payments(1)	$16	$20	$19

(1)	Represents amount spent by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $167 million and $171 million at December 31, 2017 and 2016, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant.
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
We recorded a receivable related to asbestos claims of $113 million and $123 million at December 31, 2017 and 2016, respectively. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the period covered by the estimated liability. Of these amounts, $15 million and $12 million were included in Current Assets as part of Accounts Receivable at December 31, 2017 and 2016, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary carriers and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2017, we had approximately $440 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. We had coverage under certain primary policies for indemnity and defense costs

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.
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
Amiens Labor Claims
Approximately 840 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €118 million ($142 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Binding Commitments and Guarantees
At December 31, 2017, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond 2018 are expected to total approximately $2,500 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees and other commitments totaling approximately $82 million and $40 million at December 31, 2017 and 2016, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. Normally there is no separate premium received by us as consideration for the issuance of guarantees.
In 2017, we issued a guarantee of approximately $47 million in connection with an indirect tax assessment in EMEA. We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay GDTNA's outstanding workers' compensation claims arising during the existence of the global alliance. As of December 31, 2017, this guarantee has been reduced to $33 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to decrease over time as GDTNA pays its outstanding claims.
If performance under our guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
Indemnifications
At December 31, 2017, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.
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
Warranty
We recorded $17 million and $19 million for potential claims under warranties offered by us at December 31, 2017 and 2016, respectively, the majority of which is recorded in Other Current Liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents changes in the warranty reserve during 2017 and 2016:

(in millions)	2017	2016
Balance at January 1	$19	$17
Payments made during the period	(27)	(29)
Expense recorded during the period	24	31
Translation adjustment	1	—
Balance at December 31	$17	$19

Note 20. Capital Stock
Dividends
During 2017, 2016 and 2015 we paid cash dividends of $110 million, $82 million and $68 million, respectively, on our common stock. On January 16, 2018, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.14 per share on our common stock, or approximately $34 million in the aggregate. The cash dividend will be paid on March 1, 2018 to stockholders of record as of the close of business on February 1, 2018. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2017, we repurchased 12,755,547 shares at an average price, including commissions, of $31.37 per share, or $400 million in the aggregate. Since 2013, we repurchased 43,969,657 shares at an average price, including commissions, of $29.87 per share, or $1,313 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2017, we did not repurchase any shares from employees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21. Reclassifications out of Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated Other Comprehensive Loss (AOCL) by component, for the years ended December 31, 2017, 2016 and 2015:

(In millions)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Unrealized Investment Gains	Total
Balance at December 31, 2014	$(894)	$(3,285)	$12	$36	$(4,131)
Other comprehensive income (loss) before reclassifications	(251)	(68)	15	(4)	(308)
Amounts reclassified from accumulated other comprehensive loss	16	325	(21)	(32)	288
Purchase of subsidiary shares from minority interest	(3)	(105)	1	—	(107)
Deconsolidation of Venezuelan subsidiary (Note 1)	186	62	—	—	248
Balance at December 31, 2015	$(946)	$(3,071)	$7	$—	$(4,010)
Other comprehensive income (loss) before reclassifications	(209)	(62)	8	—	(263)
Amounts reclassified from accumulated other comprehensive loss	—	80	(5)	—	75
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$—	$(4,198)
Other comprehensive income (loss) before reclassifications	240	(103)	(20)	—	117
Amounts reclassified from accumulated other comprehensive loss	—	104	1	—	105
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$—	$(3,976)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents reclassifications out of AOCL for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Foreign Currency Translation Adjustment, before tax	$—	$—	$16	Other (Income) Expense
Deconsolidation of Venezuelan subsidiary (Note 1)	—	—	186	Loss on Deconsolidation of Venezuelan Subsidiary
Tax effect	—	—	—	United States and Foreign Taxes
Minority interest	—	—	—	Minority Shareholders' Net Income
Net of tax	$—	$—	$202	Goodyear Net Income

Amortization of prior service cost and unrecognized gains and losses	$117	$96	$103	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	41	17	142	Total Benefit Cost
Immediate recognition of prior service cost and unrecognized gains and losses due to divestitures	—	—	184	Other (Income) Expense
Deconsolidation of Venezuelan subsidiary (Note 1)	—	—	62	Loss on Deconsolidation of Venezuelan Subsidiary
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$158	$113	$491
Tax effect	(54)	(33)	(101)	United States and Foreign Taxes
Minority interest	—	—	(3)	Minority Shareholders' Net Income
Net of tax	$104	$80	$387	Goodyear Net Income

Deferred Derivative Losses (Gains), before tax	$2	$(6)	$(28)	Cost of Goods Sold
Tax effect	(1)	1	3	United States and Foreign Taxes
Minority interest	—	—	4	Minority Shareholders' Net Income
Net of tax	$1	$(5)	$(21)	Goodyear Net Income

Unrealized Investment Gains, before tax	$—	$—	$(30)	Other (Income) Expense
Tax effect	—	—	(2)	United States and Foreign Taxes
Minority interest	—	—	—	Minority Shareholders' Net Income
Net of tax	$—	$—	$(32)	Goodyear Net Income

Total reclassifications	$105	$75	$536	Goodyear Net Income

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
During the first quarter of 2017, one of our guarantor subsidiaries merged with the Parent Company.  We have changed the prior year consolidating financial statements to conform to the current structure.  As a result, Parent Company Total Assets decreased $113 million and Guarantor Subsidiaries Total Assets decreased $358 million, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, as of December 31, 2016. In addition, Parent Company Total Liabilities decreased $113 million, Guarantor Subsidiaries Total Liabilities decreased $46 million and Guarantor Subsidiaries Total Shareholders' Equity decreased $312 million, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, as of December 31, 2016. Furthermore, Net Income increased $17 million and $1 million for Guarantor Subsidiaries, with corresponding offsetting adjustments presented on the same line items in the Consolidating Entries and Eliminations column, for the year ended December 31, 2016 and December 31, 2015, respectively. The change did not impact the Non-Guarantor Subsidiaries presentation in the previously issued consolidating financial statements.
Certain non-guarantor subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$176	$32	$835	$—	$1,043
Accounts Receivable	649	116	1,260	—	2,025
Accounts Receivable From Affiliates	—	254	71	(325)	—
Inventories	1,444	43	1,329	(29)	2,787
Prepaid Expenses and Other Current Assets	59	3	157	5	224
Total Current Assets	2,328	448	3,652	(349)	6,079
Goodwill	24	1	444	126	595
Intangible Assets	119	—	20	—	139
Deferred Income Taxes	1,549	35	424	—	2,008
Other Assets	221	51	518	2	792
Investments in Subsidiaries	4,424	503	—	(4,927)	—
Property, Plant and Equipment	2,491	420	4,569	(29)	7,451
Total Assets	$11,156	$1,458	$9,627	$(5,177)	$17,064
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$927	$115	$1,765	$—	$2,807
Accounts Payable to Affiliates	325	—	—	(325)	—
Compensation and Benefits	322	15	202	—	539
Other Current Liabilities	323	2	701	—	1,026
Notes Payable and Overdrafts	—	—	262	—	262
Long Term Debt and Capital Leases Due Within One Year	60	—	331	—	391
Total Current Liabilities	1,957	132	3,261	(325)	5,025
Long Term Debt and Capital Leases	3,544	152	1,380	—	5,076
Compensation and Benefits	682	109	724	—	1,515
Deferred Income Taxes	—	1	99	—	100
Other Long Term Liabilities	370	8	120	—	498
Total Liabilities	6,553	402	5,584	(325)	12,214
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	240	—	—	—	240
Other Equity	4,363	1,056	3,796	(4,852)	4,363
Goodyear Shareholders’ Equity	4,603	1,056	3,796	(4,852)	4,603
Minority Shareholders’ Equity — Nonredeemable	—	—	247	—	247
Total Shareholders’ Equity	4,603	1,056	4,043	(4,852)	4,850
Total Liabilities and Shareholders’ Equity	$11,156	$1,458	$9,627	$(5,177)	$17,064

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$188	$55	$889	$—	$1,132
Accounts Receivable	589	106	1,074	—	1,769
Accounts Receivable From Affiliates	—	277	270	(547)	—
Inventories	1,443	25	1,178	(19)	2,627
Prepaid Expenses and Other Current Assets	57	3	130	—	190
Total Current Assets	2,277	466	3,541	(566)	5,718
Goodwill	24	—	391	120	535
Intangible Assets	118	—	18	—	136
Deferred Income Taxes	2,010	31	373	—	2,414
Other Assets	223	53	387	5	668
Investments in Subsidiaries	4,344	541	—	(4,885)	—
Property, Plant and Equipment	2,481	308	4,279	(28)	7,040
Total Assets	$11,477	$1,399	$8,989	$(5,354)	$16,511
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$905	$142	$1,542	$—	$2,589
Accounts Payable to Affiliates	547	—	—	(547)	—
Compensation and Benefits	365	15	204	—	584
Other Current Liabilities	355	—	611	(3)	963
Notes Payable and Overdrafts	—	—	245	—	245
Long Term Debt and Capital Leases Due Within One Year	6	—	430	—	436
Total Current Liabilities	2,178	157	3,032	(550)	4,817
Long Term Debt and Capital Leases	3,685	—	1,113	—	4,798
Compensation and Benefits	682	98	680	—	1,460
Deferred Income Taxes	—	1	84	—	85
Other Long Term Liabilities	425	12	188	1	626
Total Liabilities	6,970	268	5,097	(549)	11,786
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	252	—	—	—	252
Other Equity	4,255	1,131	3,674	(4,805)	4,255
Goodyear Shareholders’ Equity	4,507	1,131	3,674	(4,805)	4,507
Minority Shareholders’ Equity — Nonredeemable	—	—	218	—	218
Total Shareholders’ Equity	4,507	1,131	3,892	(4,805)	4,725
Total Liabilities and Shareholders’ Equity	$11,477	$1,399	$8,989	$(5,354)	$16,511

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,378	$1,186	$9,499	$(2,686)	$15,377
Cost of Goods Sold	5,794	1,135	7,546	(2,756)	11,719
Selling, Administrative and General Expense	991	37	1,274	—	2,302
Rationalizations	20	1	114	—	135
Interest Expense	254	10	122	(51)	335
Other (Income) Expense	(91)	(1)	(30)	130	8
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	410	4	473	(9)	878
United States and Foreign Tax (Benefit) Expense	417	(2)	101	(3)	513
Equity in Earnings (Loss) of Subsidiaries	353	39	—	(392)	—
Net Income (Loss)	346	45	372	(398)	365
Less: Minority Shareholders’ Net Income	—	—	19	—	19
Goodyear Net Income (Loss)	$346	$45	$353	$(398)	$346
Comprehensive Income (Loss)	$568	$62	$656	$(683)	$603
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	35	—	35
Goodyear Comprehensive Income (Loss)	$568	$62	$621	$(683)	$568

	Year Ended December 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,418	$1,265	$9,121	$(2,646)	$15,158
Cost of Goods Sold	5,498	1,218	6,971	(2,715)	10,972
Selling, Administrative and General Expense	1,068	38	1,302	(1)	2,407
Rationalizations	20	—	190	—	210
Interest Expense	276	12	129	(45)	372
Other (Income) Expense	(46)	1	(52)	87	(10)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	602	(4)	581	28	1,207
United States and Foreign Tax (Benefit) Expense	104	(7)	(180)	6	(77)
Equity in Earnings (Loss) of Subsidiaries	766	122	—	(888)	—
Net Income (Loss)	1,264	125	761	(866)	1,284
Less: Minority Shareholders’ Net Income	—	—	20	—	20
Goodyear Net Income (Loss)	$1,264	$125	$741	$(866)	$1,264
Comprehensive Income (Loss)	$1,076	$55	$585	$(632)	$1,084
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	8	—	8
Goodyear Comprehensive Income (Loss)	$1,076	$55	$577	$(632)	$1,076

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$8,044	$1,558	$10,308	$(3,467)	$16,443
Cost of Goods Sold	6,186	1,458	8,090	(3,570)	12,164
Selling, Administrative and General Expense	1,168	57	1,392	(3)	2,614
Rationalizations	13	—	101	—	114
Interest Expense	339	22	135	(58)	438
Loss on Deconsolidation of Venezuelan Subsidiary	374	—	272	—	646
Other (Income) Expense	(455)	(13)	173	154	(141)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	419	34	145	10	608
United States and Foreign Tax (Benefit) Expense	104	10	112	6	232
Equity in Earnings (Loss) of Subsidiaries	(8)	19	—	(11)	—
Net Income (Loss)	307	43	33	(7)	376
Less: Minority Shareholders’ Net Income	—	—	69	—	69
Goodyear Net Income (Loss)	$307	$43	$(36)	$(7)	$307
Comprehensive Income (Loss)	$535	$55	$46	$(95)	$541
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	32	(26)	6
Goodyear Comprehensive Income (Loss)	$535	$55	$14	$(69)	$535

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$1,192	$67	$577	$(678)	$1,158
Cash Flows from Investing Activities:
Capital Expenditures	(305)	(136)	(442)	2	(881)
Asset Dispositions	1	1	10	—	12
Short Term Securities Acquired	—	—	(83)	—	(83)
Short Term Securities Redeemed	—	—	83	—	83
Capital Contributions Received and Loans Incurred	(79)	—	(292)	371	—
Capital Redemptions and Loans Paid	76	—	563	(639)	—
Other Transactions	(3)	—	(7)	—	(10)
Total Cash Flows from Investing Activities	(310)	(135)	(168)	(266)	(879)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	420	—	634	—	1,054
Short Term Debt and Overdrafts Paid	(420)	—	(626)	—	(1,046)
Long Term Debt Incurred	3,062	204	3,197	—	6,463
Long Term Debt Paid	(3,151)	(52)	(3,139)	—	(6,342)
Common Stock Issued	14	—	—	—	14
Common Stock Repurchased	(400)	—	—	—	(400)
Common Stock Dividends Paid	(110)	—	—	—	(110)
Capital Contributions Received and Loans Incurred	292	66	13	(371)	—
Capital Redemptions and Loans Paid	(563)	(48)	(28)	639	—
Intercompany Dividends Paid	—	(128)	(548)	676	—
Transactions with Minority Interests in Subsidiaries	—	—	(7)	—	(7)
Debt Related Costs and Other Transactions	(35)	—	(6)	—	(41)
Total Cash Flows from Financing Activities	(891)	42	(510)	944	(415)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	3	54	—	57
Net Change in Cash, Cash Equivalents and Restricted Cash	(9)	(23)	(47)	—	(79)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	210	55	924	—	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Year	$201	$32	$877	$—	$1,110

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$609	$135	$885	$(72)	$1,557
Cash Flows from Investing Activities:
Capital Expenditures	(370)	(107)	(525)	6	(996)
Asset Dispositions	11	—	24	—	35
Short Term Securities Acquired	—	—	(72)	—	(72)
Short Term Securities Redeemed	—	—	60	—	60
Capital Contributions Received and Loans Incurred	(257)	—	(576)	833	—
Capital Redemptions and Loans Paid	163	—	148	(311)	—
Other Transactions	—	—	(6)	—	(6)
Total Cash Flows from Investing Activities	(453)	(107)	(947)	528	(979)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	—	—	417	—	417
Short Term Debt and Overdrafts Paid	—	—	(228)	—	(228)
Long Term Debt Incurred	2,896	—	2,092	—	4,988
Long Term Debt Paid	(3,016)	—	(2,417)	—	(5,433)
Common Stock Issued	13	—	—	—	13
Common Stock Repurchased	(500)	—	—	—	(500)
Common Stock Dividends Paid	(82)	—	—	—	(82)
Capital Contributions Received and Loans Incurred	576	59	198	(833)	—
Capital Redemptions and Loans Paid	(148)	(80)	(83)	311	—
Intercompany Dividends Paid	—	(19)	(47)	66	—
Transactions with Minority Interests in Subsidiaries	—	—	(11)	—	(11)
Debt Related Costs and Other Transactions	(46)	—	6	—	(40)
Total Cash Flows from Financing Activities	(307)	(40)	(73)	(456)	(876)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(15)	—	(15)
Net Change in Cash, Cash Equivalents and Restricted Cash	(151)	(12)	(150)	—	(313)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	361	67	1,074	—	1,502
Cash, Cash Equivalents and Restricted Cash at End of the Year	$210	$55	$924	$—	$1,189

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2015
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$1,043	$126	$612	$(53)	$1,728
Cash Flows from Investing Activities:
Capital Expenditures	(322)	(112)	(558)	9	(983)
Asset Dispositions	48	—	14	—	62
Decrease in Cash Due to Deconsolidation of Venezuelan Subsidiary	—	—	(320)	—	(320)
Short Term Securities Acquired	—	—	(77)	—	(77)
Short Term Securities Redeemed	—	—	69	—	69
Capital Contributions Received and Loans Incurred	(70)	—	(90)	160	—
Capital Redemptions and Loans Paid	122	—	125	(247)	—
Other Transactions	—	—	(7)	—	(7)
Total Cash Flows from Investing Activities	(222)	(112)	(844)	(78)	(1,256)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	39	—	118	(54)	103
Short Term Debt and Overdrafts Paid	(15)	—	(123)	54	(84)
Long Term Debt Incurred	1,736	—	1,083	—	2,819
Long Term Debt Paid	(2,341)	—	(974)	—	(3,315)
Common Stock Issued	53	—	—	—	53
Common Stock Repurchased	(180)	—	—	—	(180)
Common Stock Dividends Paid	(68)	—	—	—	(68)
Capital Contributions Received and Loans Incurred	90	12	58	(160)	—
Capital Redemptions and Loans Paid	(125)	(15)	(107)	247	—
Intercompany Dividends Paid	—	(17)	(27)	44	—
Transactions with Minority Interests in Subsidiaries	—	—	(9)	—	(9)
Debt Related Costs and Other Transactions	(59)	—	(15)	—	(74)
Dissolution of Global Alliance	(271)	—	—	—	(271)
Total Cash Flows from Financing Activities	(1,141)	(20)	4	131	(1,026)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	(13)	(112)	—	(125)
Net Change in Cash, Cash Equivalents and Restricted Cash	(320)	(19)	(340)	—	(679)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	681	86	1,414	—	2,181
Cash, Cash Equivalents and Restricted Cash at End of the Year	$361	$67	$1,074	$—	$1,502

Supplementary Data
(Unaudited)
Quarterly Data and Market Price Information

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2017
Net Sales	$3,699	$3,686	$3,921	$4,071	$15,377
Gross Profit	934	894	852	978	3,658
Net Income (Loss)	169	154	132	(90)	365
Less: Minority Shareholders’ Net Income	3	7	3	6	19
Goodyear Net Income (Loss)	$166	$147	$129	$(96)	$346
Goodyear Net Income (Loss) - Per Share of Common Stock: *
— Basic	$0.66	$0.58	$0.52	$(0.39)	$1.39
— Diluted	$0.65	$0.58	$0.50	$(0.39)	$1.37

Weighted Average Shares Outstanding — Basic	252	252	250	244	249
— Diluted	256	256	254	244	253

Dividends Declared per Share of Common Stock	$0.10	$0.10	$0.10	$0.14	$0.44

Price Range of Common Stock: High	$37.20	$36.74	$36.52	$34.52	$37.20
Low	30.10	31.33	29.45	28.81	28.81
Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,194	$17,646	$17,852	$17,064
Total Debt and Capital Leases	5,933	6,076	6,391	5,729
Goodyear Shareholders’ Equity	4,733	4,909	4,882	4,603
Total Shareholders’ Equity	4,960	5,145	5,121	4,850

*
Due to the anti-dilutive impact of potentially dilutive securities, as well as weighted average shares changing throughout the year, the quarterly earnings per share amounts do not add to the full year.

All numbers presented below are after-tax and minority.
The first quarter of 2017 included rationalization charges of $20 million and charges of $5 million related to accelerated depreciation and asset write-offs. The first quarter of 2017 also included discrete tax benefits of $2 million.
The second quarter of 2017 included rationalization charges of $20 million, debt repayment charges of $19 million, and charges of $16 million related to accelerated depreciation and asset write-offs. The second quarter of 2017 also included net gains on asset sales of $12 million and discrete tax benefits of $13 million.
The third quarter of 2017 included rationalization charges of $31 million, charges of $15 million for hurricane related expenses, pension settlement charges of $8 million, and charges of $7 million related to accelerated depreciation and asset write-offs. The third quarter of 2017 also included discrete tax benefits of $10 million and a benefit of $3 million related to the recovery of past costs from certain of our asbestos insurers.
The fourth quarter of 2017 included discrete tax charges of $315 million primarily related to changes in U.S. tax law, rationalization charges of $22 million, pension settlement charges of $3 million, and charges of $1 million related to accelerated depreciation and asset write-offs.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2016
Net Sales	$3,691	$3,879	$3,847	$3,741	$15,158
Gross Profit	990	1,066	1,111	1,019	4,186
Net Income	189	208	320	567	1,284
Less: Minority Shareholders’ Net Income	5	6	3	6	20
Goodyear Net Income	$184	$202	$317	$561	$1,264
Goodyear Net Income - Per Share of Common Stock: *
— Basic	$0.69	$0.76	$1.21	$2.17	$4.81
— Diluted	$0.68	$0.75	$1.19	$2.14	$4.74

Dividends Declared per Share of Common Stock	0.07	0.07	0.17	—	0.31

Weighted Average Shares Outstanding — Basic	267	264	262	258	263
— Diluted	271	268	266	262	266

Price Range of Common Stock: High	$33.33	$32.92	$32.85	$33.36	$33.36
Low	26.07	24.40	24.31	26.82	24.31
Selected Balance Sheet Items at Quarter-End:
Total Assets	$16,777	$16,860	$17,143	$16,511
Total Debt and Capital Leases	6,075	6,236	6,028	5,479
Goodyear Shareholders’ Equity	4,104	4,182	4,477	4,507
Total Shareholders’ Equity	4,332	4,408	4,704	4,725

*
Due to the anti-dilutive impact of potentially dilutive securities, as well as weighted average shares changing throughout the year, the quarterly earnings per share amounts do not add to the full year.

All numbers presented below are after-tax and minority.
The first quarter of 2016 included debt repayment charges of $12 million, rationalization charges of $10 million and charges of $2 million related to accelerated depreciation. The first quarter of 2016 also included discrete tax benefits of $11 million, a benefit of $2 million related to the recovery of past costs from one of our asbestos insurers, and net gains on asset sales of $1 million.
The second quarter of 2016 included rationalization charges of $44 million, debt repayment charges of $34 million, charges of $15 million related to an out of period adjustment in Americas related to the elimination of intracompany profit, pension settlement charges of $14 million, charges of $5 million related to accelerated depreciation, and charges of $3 million related to discrete tax items. The second quarter of 2016 also included a benefit of $3 million related to the recovery of past costs from one of our asbestos insurers.
The third quarter of 2016 included discrete tax benefits of $118 million and net gains on asset sales of $24 million. The third quarter of 2016 also included rationalization charges of $133 million and charges of $2 million related to accelerated depreciation.
The fourth quarter of 2016 included discrete tax benefits of $332 million primarily related to the reversal of certain valuation allowances, a benefit of $10 million related to the recovery of past costs from certain of our asbestos insurers, and net gains on asset sales of $2 million. The fourth quarter of 2016 also included rationalization charges of $12 million, charges of $11 million related to accelerated depreciation, a charge of $6 million related to legal claims unrelated to operations, and pension settlement charges of $3 million.

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 49 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting is presented on page 50 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 2018 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").
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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
(1)Financial Statements:  See Index to Consolidated Financial Statements on page 48 of this Annual Report.

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
FOR THE YEAR ENDED DECEMBER 31, 2017
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

FS- 1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2017
Allowance for doubtful accounts	$101	$12	$—	$(6)	(a)	$9	$116
Valuation allowance — deferred tax assets	326	(19)	—	—		11	318

2016
Allowance for doubtful accounts	$105	$10	$—	$(13)	(a)	$(1)	$101
Valuation allowance — deferred tax assets	621	(309)	2	—		12	326

2015
Allowance for doubtful accounts	$89	$32	$—	$(8)	(a)	$(8)	$105
Valuation allowance — deferred tax assets	632	31	8	(4)		(46)	621

Note:    (a) Accounts receivable charged off.

FS- 2

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For the Year Ended December 31, 2017

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

(d)
Indenture, dated as of August 13, 2010, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 13, 2010, File No. 1-1927), as supplemented by the Fourth Supplemental Indenture thereto, dated as of November 5, 2015, in respect of the Company’s 5.125% Senior Notes due 2023 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed November 5, 2015, File No. 1-1927), as supplemented by the Fifth Supplemental Indenture thereto, dated as of May 13, 2016, in respect of the Company’s 5% Senior Notes due 2026 (incorporated by reference, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 13, 2016, File No. 1-1927), and as supplemented by the Sixth Supplemental Indenture thereto, dated as of March 7, 2017, in respect of the Company’s 4.875% Senior Notes due 2027 (incorporated by reference, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed March 7, 2017, File No. 1-1927).

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

(d)
Second Amendment, dated as of March 7, 2017, to the Amended and Restated Second Lien Credit Agreement, dated as of April 19, 2012, among the Company, the lenders party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-1927).

(e)
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

(g)
Reaffirmation of Second Lien Guarantee and Collateral Agreement, dated as of March 7, 2017, among the Company, the subsidiaries of the Company identified therein, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-1927).

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

(m)
Amendment No. 6 to the Amended and Restated General Master Purchase Agreement, dated November 14, 2016, between Ester Finance Titrisation, as Purchaser, Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein (incorporated by reference, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-1927).

(n)
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

(o)
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

(p)*	2017 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2017, File No. 1-1927).
(q)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(r)*
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(s)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(t)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(u)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(v)*	Form of Restricted Stock Unit Retention Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(w)*	Form of Restricted Stock Unit Annual Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(x)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).
(y)*	2008 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(z)*	2005 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(aa)*
Performance Recognition Plan of the Company, as amended and restated on October 7, 2008 (incorporated by reference, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(bb)*	The Goodyear Tire & Rubber Company Management Incentive Plan (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 11, 2008, File No. 1-1927).
(cc)*
Goodyear Supplementary Pension Plan (October 7, 2008 Restatement) (incorporated by reference, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(dd)*
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

(ff)*
Deferred Compensation Plan for Executives, as amended and restated effective September 1, 2016, dated April 19, 2017 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 1-1927).

(gg)*
Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of July 1, 2017 (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-1927).

(hh)*
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

(ii)*
Letter Agreement, dated July 1, 2017, between the Company and Joseph Zekoski (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-1927).

12	Statement re Computation of Ratios
(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2017.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
101	Interactive Data File
(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	101

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 8, 2018	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 8, 2018		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 8, 2018		/s/ LAURA K. THOMPSON
Laura K. Thompson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 8, 2018		/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Principal Accounting Officer)

		WILLIAM J. CONATY, Director JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director LAURETTE T. KOELLNER, Director W. ALAN McCOLLOUGH, Director	/s/ LAURA K. THOMPSON
Date:	February 8, 2018	JOHN E. McGLADE, Director MICHAEL J. MORELL, Director RODERICK A. PALMORE, Director STEPHANIE A. STREETER, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director	Laura K. Thompson, Signing as Attorney-in-Fact for the Directors whose names appear opposite.