Form 10-Q
period 2018-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2018-04-25
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2018:	239,828,882

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
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2018	2017
Net Sales (Note 2)	$3,830	$3,699
Cost of Goods Sold	2,976	2,760
Selling, Administrative and General Expense	591	576
Rationalizations (Note 3)	37	29
Interest Expense	76	87
Other (Income) Expense (Note 4)	37	8
Income before Income Taxes	113	239
United States and Foreign Tax Expense (Note 5)	33	70
Net Income	80	169
Less: Minority Shareholders’ Net Income	5	3
Goodyear Net Income	$75	$166
Goodyear Net Income — Per Share of Common Stock
Basic	$0.31	$0.66
Weighted Average Shares Outstanding (Note 6)	240	252
Diluted	$0.31	$0.65
Weighted Average Shares Outstanding (Note 6)	244	256

Cash Dividends Declared Per Common Share (Note 13)	$0.14	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net Income	$80	$169
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($2) in 2018 ($3 in 2017)	82	84
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and (losses) included in total benefit cost, net of tax of $8 in 2018 ($10 in 2017)	27	20
Decrease in net actuarial losses, net of tax of $1 in 2018 ($1 in 2017)	3	4
Deferred derivative losses, net of tax of ($2) in 2018 (($2) in 2017)	(4)	(6)
Reclassification adjustment for amounts recognized in income, net of tax of $1 in 2018 (($1) in 2017)	3	(1)
Other Comprehensive Income	111	101
Comprehensive Income	191	270
Less: Comprehensive Income Attributable to Minority Shareholders	7	9
Goodyear Comprehensive Income	$184	$261
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2018	2017
Assets:
Current Assets:
Cash and Cash Equivalents	$837	$1,043
Accounts Receivable, less Allowance — $119 ($116 in 2017)	2,509	2,025
Inventories:
Raw Materials	501	466
Work in Process	158	142
Finished Products	2,236	2,179
	2,895	2,787
Prepaid Expenses and Other Current Assets	247	224
Total Current Assets	6,488	6,079
Goodwill	606	595
Intangible Assets	140	139
Deferred Income Taxes (Note 5)	2,039	2,008
Other Assets	805	792
Property, Plant and Equipment, less Accumulated Depreciation — $10,350 ($10,078 in 2017)	7,502	7,451
Total Assets	$17,580	$17,064

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,850	$2,807
Compensation and Benefits (Notes 10 and 11)	534	539
Other Current Liabilities	898	1,026
Notes Payable and Overdrafts (Note 8)	332	262
Long Term Debt and Capital Leases due Within One Year (Note 8)	327	391
Total Current Liabilities	4,941	5,025
Long Term Debt and Capital Leases (Note 8)	5,600	5,076
Compensation and Benefits (Notes 10 and 11)	1,478	1,515
Deferred Income Taxes (Note 5)	101	100
Other Long Term Liabilities	498	498
Total Liabilities	12,618	12,214
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 240 million in 2018 and 2017 after deducting 38 million treasury shares in 2018 and 2017	240	240
Capital Surplus	2,280	2,295
Retained Earnings	6,084	6,044
Accumulated Other Comprehensive Loss	(3,867)	(3,976)
Goodyear Shareholders’ Equity	4,737	4,603
Minority Shareholders’ Equity — Nonredeemable	225	247
Total Shareholders’ Equity	4,962	4,850
Total Liabilities and Shareholders’ Equity	$17,580	$17,064
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2018	2017
Cash Flows from Operating Activities:
Net Income	$80	$169
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	199	185
Amortization and Write-Off of Debt Issuance Costs	3	3
Provision for Deferred Income Taxes	(17)	40
Net Rationalization Charges (Note 3)	37	29
Rationalization Payments	(106)	(18)
Net (Gains) Losses on Asset Sales (Note 4)	2	(1)
Pension Contributions and Direct Payments	(21)	(25)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(467)	(478)
Inventories	(81)	(191)
Accounts Payable — Trade	99	73
Compensation and Benefits	(16)	(61)
Other Current Liabilities	(64)	18
Other Assets and Liabilities	(37)	(29)
Total Cash Flows from Operating Activities	(389)	(286)
Cash Flows from Investing Activities:
Capital Expenditures	(248)	(271)
Asset Dispositions (Note 4)	—	1
Short Term Securities Acquired	(8)	(11)
Short Term Securities Redeemed	8	11
Total Cash Flows from Investing Activities	(248)	(270)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	584	51
Short Term Debt and Overdrafts Paid	(518)	(82)
Long Term Debt Incurred	1,652	1,838
Long Term Debt Paid	(1,226)	(1,369)
Common Stock Issued	1	9
Common Stock Repurchased (Note 13)	(25)	(25)
Common Stock Dividends Paid (Note 13)	(34)	(25)
Transactions with Minority Interests in Subsidiaries	(22)	—
Debt Related Costs and Other Transactions	(13)	1
Total Cash Flows from Financing Activities	399	398
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	16	20
Net Change in Cash, Cash Equivalents and Restricted Cash	(222)	(138)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,110	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Period	$888	$1,051
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America ("US GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2018.
Recently Adopted Accounting Standards
Effective January 1, 2018, we adopted an accounting standards update, and all related amendments, with new guidance on recognizing revenue from contracts with customers. The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods or services. We applied the new guidance to all open contracts at the date of adoption using the modified retrospective method. We recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The cumulative effect of the changes made to our January 1, 2018 balance sheet for the adoption of the standards update was as follows:

	Balance at	Adjustment for	Balance at
(In millions)	December 31, 2017	New Standard	January 1, 2018
Accounts Receivable	$2,025	$3	$2,028
Prepaid Expenses and Other Current Assets	224	7	231
Deferred Income Taxes — Asset	2,008	1	2,009
Accounts Payable — Trade	2,807	7	2,814
Other Current Liabilities	1,026	7	1,033
Retained Earnings	6,044	(3)	6,041
The impact of the adoption of the standards update on our Consolidated Statement of Operations for the three months ended March 31, 2018 was a $1 million decrease to Net Sales and Net Income.
The impact of the adoption of the standards update on our Consolidated Balance Sheet as of March 31, 2018 was as follows:

	As of March 31, 2018
		Balances
(In millions)	As Reported	Without Adoption	Effect of Change
Accounts Receivable	$2,509	$2,506	$3
Prepaid Expenses and Other Current Assets	247	236	11
Deferred Income Taxes — Asset	2,039	2,038	1
Accounts Payable — Trade	2,850	2,842	8
Other Current Liabilities	898	887	11
Retained Earnings	6,084	6,080	(4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We do not expect the impact of the adoption of this new standards update to be material to our consolidated financial statements on an ongoing basis.
Effective January 1, 2018, we adopted an accounting standards update intended to improve the financial statement presentation of pension and postretirement benefits cost. The new guidance requires employers that offer defined benefit pension or other postretirement benefit plans to report service cost in the same income statement line as compensation costs and to report non-service related costs separately from service cost outside a sub-total of income from operations, if one is presented. In addition, the new guidance allows only service cost to be capitalized. We applied the new guidance using the retrospective method. In alignment with the new standards update, we reclassified $5 million and $3 million of expense from Cost of Goods Sold ("CGS") and Selling, Administrative and General Expense (“SAG”), respectively, including corporate related costs of $3 million, to Other (Income) Expense for the three months ended March 31, 2017. The provision of the new standards update that allows only service cost to be capitalized resulted in an additional one-time charge of $9 million which was recorded in Other (Income) Expense for the three months ended March 31, 2018.
We expect service related costs of approximately $35 million per year, including approximately $5 million per year of corporate related costs, will remain in CGS and SAG. Further, we expect approximately $90 million of non-service related costs, including approximately $15 million of corporate related costs and excluding any potential settlement/curtailment charges, to be classified in Other (Income) Expense during 2018.
Effective January 1, 2018, we adopted an accounting standards update with new guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, including the elimination of the prohibition on recognition of current and deferred income taxes on such transfers.  As a result of using the modified retrospective adoption approach, $2 million was recorded as a cumulative effect adjustment to increase Retained Earnings, with Deferred Income Taxes increasing by $7 million and Other Assets decreasing by $5 million. We do not expect the impact of the adoption of this new standards update to be material to our consolidated financial statements on an ongoing basis.
Effective January 1, 2018, we adopted an accounting standards update with new guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires the application of modification accounting if the value, vesting conditions or classification of the award changes. The adoption of this standards update did not impact our consolidated financial statements.
Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that allows an optional one-time reclassification from Accumulated Other Comprehensive Income (Loss) to Retained Earnings for the stranded tax effects resulting from the new corporate tax rate under the Tax Cuts and Jobs Act. The new guidance requires additional disclosures, regardless of whether the optional reclassification is elected. The standards update is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted, and may be applied retrospectively or as of the beginning of the period of adoption. Goodyear has elected not to adopt this optional reclassification.
In August 2017, the FASB issued an accounting standards update with new guidance intended to reduce complexity in hedge accounting and make hedge results easier to understand. This includes simplifying how hedge results are presented and disclosed in the financial statements, expanding the types of hedge strategies allowed and providing relief around the documentation and assessment requirements. The standards update is effective using a modified retrospective approach, with the presentation and disclosure guidance required prospectively, for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption of this accounting standards update is not expected to have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet.  Lessor accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is largely unchanged from the current accounting model.  The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. The standards update is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The standard provides for certain practical expedients. The transition will require application of the standards update at the beginning of the earliest comparative period presented at the time of adoption. We have completed aggregating our worldwide lease contracts, are in the process of evaluating these lease contracts and have started implementing a new lease accounting system to support the accounting and disclosure requirements of this standards update. The adoption of this standards update is expected to have a material impact on our financial statements as we have significant operating lease commitments that are off-balance sheet in accordance with current US GAAP.
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
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2018	2017
Cash and Cash Equivalents	$837	$961
Restricted Cash	51	90
Total Cash, Cash Equivalents and Restricted Cash	$888	$1,051

Restricted Cash, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, primarily represents amounts required to be set aside in connection with accounts receivable factoring programs.  The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.
NOTE 2. NET SALES
The following table shows disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,506	$1,209	$518	$3,233
Other tire and related sales	135	105	30	270
Retail services and service related sales	137	15	22	174
Chemical	148	—	—	148
Other	3	1	1	5

Net Sales by reportable segment	$1,929	$1,330	$571	$3,830
Tire unit sales consist of consumer, commercial, farm and off-the-road tire sales, including the sale of new Company-branded tires through Company-owned retail channels. Other tire and related sales consist of aviation, race, motorcycle and all-terrain vehicle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third-parties, and excludes intercompany sales. Other sales include items such as franchise fees and ancillary tire parts such as tire rims, tire valves and valve stems.
Sales are recognized when obligations under the terms of a contract are satisfied and control is transferred. This generally occurs with shipment or delivery, depending on the terms of the underlying contract, or when services have been rendered. Sales are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The amount of consideration we receive and sales we recognize can vary due to changes in sales incentives, rebates, rights of return or other items we offer our customers, for which we estimate the expected amounts based on an analysis of historical experience, or as the most likely amount in a range of possible outcomes. Payment terms with customers vary by region and customer, but are generally 30-90 days or at the point of sale for our consumer retail locations. Net sales exclude sales, value added and other taxes. Costs to obtain contracts are generally expensed as incurred due to the short term nature of individual contracts. Incidental items that are immaterial in the context of the contract are recognized as expense as incurred. We have elected to recognize the costs incurred for transportation of products to customers as a component of CGS.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities and Other Long Term Liabilities in the Consolidated Balance Sheet totaled $50 million and $62 million, respectively, at March 31, 2018. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2018:

(In millions)
Balance at December 31, 2017	$121
Revenue deferred during period	31
Revenue recognized during period	(40)
Impact of foreign currency translation	—
Balance at March 31, 2018	$112
NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.
The following table shows the roll-forward of our liability between periods:

		Other Exit and
	Associate-	Non-cancelable
(In millions)	Related Costs	Lease Costs	Total
Balance at December 31, 2017	$210	$3	$213
2018 Charges	34	8	42
Incurred, including net Foreign Currency Translation of ($5) million and $0 million, respectively	(93)	(8)	(101)
Reversed to the Statements of Operations	(5)	—	(5)
Balance at March 31, 2018	$146	$3	$149
The accrual balance of $149 million at March 31, 2018 is expected to be substantially utilized in the next 12 months and includes $58 million related to global plans to reduce SAG headcount as well as a separate SAG headcount reduction plan in Europe, Middle East and Africa ("EMEA"), $45 million related to plans to reduce manufacturing headcount in EMEA, $16 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, and $14 million related to plans to improve operating efficiency in EMEA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended
(In millions)	March 31,
	2018	2017
Current Year Plans
Associate Severance and Other Related Costs	$31	$23
Current Year Plans - Net Charges	$31	$23

Prior Year Plans
Associate Severance and Other Related Costs	$(2)	$—
Other Exit and Non-Cancelable Lease Costs	8	6
Prior Year Plans - Net Charges	6	6
Total Net Charges	$37	$29

Asset Write-off and Accelerated Depreciation Charges	$1	$8
Substantially all of the new charges for the three months ended March 31, 2018 and 2017 related to future cash outflows. Net current year plan charges for the three months ended March 31, 2018 include charges of $25 million related to a global plan to reduce SAG headcount as well as $6 million related to a plan to improve operating efficiency in EMEA. Net current year plan charges for the three months ended March 31, 2017 include charges of $17 million related to SAG headcount reductions in EMEA and $6 million related to a plan to improve operating efficiency in EMEA.
Net prior year plan charges for the three months ended March 31, 2018 include charges of $7 million related to the closure of our tire manufacturing facility in Philippsburg, Germany. Net prior year plan charges for the three months ended March 31, 2017 include charges of $2 million related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA and $2 million related to the closure of our tire manufacturing facility in Philippsburg, Germany.
Net charges for the three months ended March 31, 2018 included reversals of $5 million for actions no longer needed for their originally intended purposes. Ongoing rationalization plans had approximately $730 million in charges incurred prior to 2018 and approximately $18 million is expected to be incurred in future periods.
Approximately 300 associates will be released under new plans initiated in 2018. In the first three months of 2018, approximately 200 associates were released under plans initiated in prior years, including those related to the closure of our tire manufacturing facility in Philippsburg, Germany. Approximately 800 associates remain to be released under all ongoing rationalization plans.
Approximately 840 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q.
Asset write-off and accelerated depreciation charges for the three months ended March 31, 2018 and 2017 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany and were recorded in CGS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2018	2017
Non-service related pension and other postretirement benefits cost	$34	$8
Financing fees and financial instruments	9	8
Net foreign currency exchange (gains) losses	(7)	(1)
Royalty income	(5)	(5)
Interest income	(4)	(4)
Net (gains) losses on asset sales	2	(1)
General and product liability expense (income) - discontinued products	1	2
Miscellaneous expense	7	1
	$37	$8
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost for the three months ended March 31, 2018 includes $9 million of expense related to the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory. Also, non-service related pension and other postretirement benefits cost for the three months ended March 31, 2018 and 2017 includes $2 million and $10 million, respectively, in amortization of prior service credits for other postretirement benefits. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans, in this Form 10-Q.
Miscellaneous expense for the three months ended March 31, 2018 includes $4 million of transaction costs related to a new joint venture and $3 million of continuing repair expenses incurred by the Company as a direct result of hurricanes Harvey and Irma during the third quarter of 2017.
Other (Income) Expense also includes financing fees and financial instruments expense which consists of commitment fees and charges incurred in connection with financing transactions, net foreign currency exchange (gains) and losses, royalty income which is derived primarily from licensing arrangements related to divested businesses as well as other licensing arrangements, interest income which primarily consists of amounts earned on cash deposits, net (gains) and losses on asset sales, and general and product liability expense (income) - discontinued products which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.
NOTE 5. INCOME TAXES
For the first quarter of 2018, we recorded tax expense of $33 million on income before income taxes of $113 million. Income tax expense for the three months ended March 31, 2018 included a charge of $7 million to increase our provisional tax obligation for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 in the United States.
The one-time transition tax is a tax on certain previously untaxed accumulated earnings and profits of our foreign subsidiaries. We were able to reasonably estimate the one-time transition tax and record an initial provisional tax obligation of $77 million at December 31, 2017. The increase to our provisional tax obligation during the first quarter of 2018 is a consequence of revised guidance requiring the one-time transition tax to be calculated using year-end exchange rates as opposed to average exchange rates. Accordingly, as of March 31, 2018, we have now recorded a transition tax obligation totaling $84 million. We also have established a provisional reserve of $20 million related to foreign withholding taxes that we would incur should we repatriate certain earnings. We continue to consider new guidance for these provisional amounts and are in the process of gathering and analyzing additional information with respect to our 2017 earnings and profits to more precisely compute the amount of the one-time transition tax.
For the first quarter of 2017, we recorded tax expense of $70 million on income before income taxes of $239 million. Income tax expense for the three months ended March 31, 2017 was favorably impacted by $2 million of various discrete tax adjustments.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate for the three months ended March 31, 2018 and the U.S. statutory rate of 21% primarily relates to the impact of the change in the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our provisional one-time transition tax and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act. The difference between our effective tax rate for the three months ended March 31, 2017 and the then applicable U.S. statutory rate of 35% was primarily attributable to an overall lower effective tax rate in the foreign jurisdictions in which we operate.
The Tax Act subjects a U.S. parent to the base erosion minimum tax ("BEAT") and a current tax on its global intangible low-taxed income ("GILTI"). We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We estimate that the effect from the BEAT and GILTI taxes on our estimated annual effective tax rate will not be material.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. If recent positive evidence provided by the profitability in our Brazilian subsidiary continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of its valuation allowance will exist within the next twelve months. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $25 million.
For the three months ending March 31, 2018, changes to our unrecognized tax benefits did not, and for the full year of 2018 are not expected to, have a significant impact on our financial position or results of operations.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2018	2017
Earnings per share — basic:
Goodyear net income	$75	$166
Weighted average shares outstanding	240	252
Earnings per common share — basic	$0.31	$0.66

Earnings per share — diluted:
Goodyear net income	$75	$166
Weighted average shares outstanding	240	252
Dilutive effect of stock options and other dilutive securities	4	4
Weighted average shares outstanding — diluted	244	256
Earnings per common share — diluted	$0.31	$0.65
Weighted average shares outstanding - diluted for the three months ended March 31, 2018 and 2017 both exclude approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2018	2017
Sales:
Americas	$1,929	$1,958
Europe, Middle East and Africa	1,330	1,239
Asia Pacific	571	502
Net Sales	$3,830	$3,699
Segment Operating Income:
Americas	$127	$216
Europe, Middle East and Africa	78	101
Asia Pacific	76	73
Total Segment Operating Income	$281	$390
Less:
Rationalizations	$37	$29
Interest expense	76	87
Other (income) expense (Note 4)	37	8
Asset write-offs and accelerated depreciation	1	8
Corporate incentive compensation plans	4	15
Intercompany profit elimination	(3)	(3)
Retained expenses of divested operations	3	3
Other	13	4
Income before Income Taxes	$113	$239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Rationalizations:
Americas	$3	$1
Europe, Middle East and Africa	27	27
Asia Pacific	3	1
Total Segment Rationalizations	$33	$29
Corporate	4	—
Total Rationalizations	$37	$29

Net (Gains) Losses on Asset Sales:
Americas	$—	$(1)
Europe, Middle East and Africa	2	—
Total Net (Gains) Losses on Asset Sales	$2	$(1)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$1	$8
Total Segment Asset Write-offs and Accelerated Depreciation	$1	$8
NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2018, we had total credit arrangements of $8,735 million, of which $2,439 million were unused. At that date, 39% of our debt was at variable interest rates averaging 3.84%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2018, we had short term committed and uncommitted credit arrangements totaling $660 million, of which $328 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2018	2017
Notes payable and overdrafts	$332	$262
Weighted average interest rate	4.62%	5.00%

Chinese credit facilities	$73	$113
Other domestic and foreign debt (including capital leases)	254	278
Long term debt and capital leases due within one year	$327	$391
Weighted average interest rate	5.42%	6.86%
Total obligations due within one year	$659	$653
Long Term Debt and Capital Leases and Financing Arrangements
At March 31, 2018, we had long term credit arrangements totaling $8,075 million, of which $2,111 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	March 31, 2018		December 31, 2017
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$276		$275
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	308		300
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	165	3.01%	—	—
Second lien term loan facility due 2025	400	3.71%	400	3.50%
€550 million revolving credit facility due 2020	401	1.75%	—	—
Pan-European accounts receivable facility	153	0.96%	224	0.90%
Mexican credit facilities	340	3.19%	340	3.14%
Chinese credit facilities	185	4.99%	212	4.87%
Other foreign and domestic debt(1)	949	5.63%	967	6.02%
	5,927		5,468
Unamortized deferred financing fees	(41)		(41)
	5,886		5,427
Capital lease obligations	41		40
	5,927		5,467
Less portion due within one year	(327)		(391)
	$5,600		$5,076

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES
At March 31, 2018, we had $3,334 million of outstanding notes, compared to $3,325 million at December 31, 2017.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2018, our borrowing base, and therefore our availability, under this facility was $401 million below the facility's stated amount of $2.0 billion.
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
At March 31, 2018, we had $165 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
$400 million Amended and Restated Second Lien Term Loan Facility due 2025
In March 2018, we amended and restated our second lien term loan facility. As a result of the amendment, the term loan, which previously matured on April 30, 2019, now matures on March 7, 2025. The term loan bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). After March 7, 2018 and prior to September 3, 2018, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected. In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
Our obligations under our second lien term loan facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility.
At March 31, 2018 and December 31, 2017, the amounts outstanding under this facility were $400 million.
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
At March 31, 2018, there were $154 million (€125 million) of borrowings outstanding under the German tranche, $247 million (€200 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2017, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2019. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2017 to October 15, 2018, the designated maximum amount of the facility was reduced to €275 million.
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
At March 31, 2018, the amounts available and utilized under this program totaled $153 million (€124 million). At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2017 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2018, the gross amount of receivables sold was $532 million, compared to $572 million at December 31, 2017.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have several financing arrangements in Mexico. At March 31, 2018 and December 31, 2017, the amounts available and utilized under these facilities were $340 million. The facilities ultimately mature in 2020. The facilities contain covenants relating to the Mexican and U.S. subsidiary and have customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the applicable facilities.
A Chinese subsidiary has several financing arrangements in China. At March 31, 2018, these non-revolving credit facilities had total unused availability of $136 million and can only be used to finance the expansion of our manufacturing facility in China. At March 31, 2018 and December 31, 2017, the amounts outstanding under these facilities were $185 million and $212 million, respectively. The facilities ultimately mature in 2025 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At March 31, 2018 and December 31, 2017, restricted cash related to funds obtained under these credit facilities was $4 million and $7 million, respectively.

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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	March 31,	December 31,
(In millions)	2018	2017
Fair Values — Current asset (liability):
Accounts receivable	$19	$3
Other current liabilities	(7)	(9)
At March 31, 2018 and December 31, 2017, these outstanding foreign currency derivatives had notional amounts of $1,511 million and $1,409 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $2 million and net transaction losses on derivatives of $4 million for the three months ended March 31, 2018 and 2017, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2018	2017
Fair Values — Current asset (liability):
Accounts receivable	$1	$1
Other current liabilities	(10)	(8)
Fair Values — Long term asset (liability):
Other long term liabilities	$(2)	$(2)
At March 31, 2018 and December 31, 2017, these outstanding foreign currency derivatives had notional amounts of $259 million and $250 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2018	2017
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$6	$8
Amount of deferred (gain) loss reclassified from AOCL into CGS	4	(2)
Amounts excluded from effectiveness testing	—	(1)
The estimated net amount of deferred losses at March 31, 2018 that are expected to be reclassified to earnings within the next twelve months is $12 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Assets:
Investments	$10	$11	$10	$11	$—	$—	$—	$—
Foreign Exchange Contracts	20	4	—	—	20	4	—	—
Total Assets at Fair Value	$30	$15	$10	$11	$20	$4	$—	$—

Liabilities:
Foreign Exchange Contracts	$19	$19	$—	$—	$19	$19	$—	$—
Total Liabilities at Fair Value	$19	$19	$—	$—	$19	$19	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
(In millions)	2018	2017
Fixed Rate Debt(1):
Carrying amount — liability	$3,625	$3,616
Fair value — liability	3,651	3,786

Variable Rate Debt(1):
Carrying amount — liability	$2,261	$1,811
Fair value — liability	2,248	1,811

(1)
Excludes Notes Payable and Overdrafts of $332 million and $262 million at March 31, 2018 and December 31, 2017, respectively, of which $176 million and $110 million, respectively, are at fixed rates and $156 million and $152 million, respectively, are at variable rates.  The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with a fair value of $3,725 million and $3,857 million at March 31, 2018 and December 31, 2017, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2018	2017
Service cost	$1	$1
Interest cost	40	40
Expected return on plan assets	(55)	(60)
Amortization of net losses	28	28
Net periodic pension cost	$14	$9

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2018	2017
Service cost	$7	$7
Interest cost	18	17
Expected return on plan assets	(18)	(19)
Amortization of net losses	7	8
Net periodic pension cost	$14	$13

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments and settlements are recorded in Other (Income) Expense or Rationalizations.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2018. For the three months ended March 31, 2018 we contributed $11 million to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2018 and 2017 was $29 million and $30 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense (credit) for the three months ended March 31, 2018 and 2017 was $3 million and $(2) million, respectively.
NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.8 million restricted stock units and 0.2 million performance share units during the three months ended March 31, 2018 under our stock compensation plans.
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $29.56 for restricted stock units and $29.04 for performance share units granted during the three months ended March 31, 2018.
We recognized stock-based compensation expense of $2 million and $6 million during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $46 million and is expected to be recognized over the remaining vesting period of the respective grants, through the first quarter of 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $47 million and $46 million at March 31, 2018 and December 31, 2017, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million and $10 million were included in Other Current Liabilities at March 31, 2018 and December 31, 2017, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $243 million for anticipated costs related to workers’ compensation at both March 31, 2018 and December 31, 2017. Of these amounts, $45 million was included in Current Liabilities as part of Compensation and Benefits at both March 31, 2018 and December 31, 2017. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2018 and December 31, 2017, the liability was discounted using a risk-free rate of return. At March 31, 2018, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $317 million and $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2018 and December 31, 2017, respectively. Of these amounts, $54 million and $55 million was included in Other Current Liabilities at March 31, 2018 and December 31, 2017, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2018, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $30 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 139,400 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $533 million through March 31, 2018 and $529 million through December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2018	December 31, 2017
Pending claims, beginning of period	54,300	64,400
New claims filed	400	1,900
Claims settled/dismissed	(4,700)	(12,000)
Pending claims, end of period	50,000	54,300
Payments (1)	$3	$16

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $169 million and $167 million at March 31, 2018 and December 31, 2017, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $115 million and $113 million at March 31, 2018 and December 31, 2017, respectively. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $15 million was included in Current Assets as part of Accounts Receivable at March 31, 2018 and December 31, 2017, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
With respect to both asserted and unasserted claims, it is reasonably possible that we may incur a material amount of cost in excess of the current reserve; however, such amounts cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to our products or premises and disease alleged. Recoveries may be limited by insurer insolvencies or financial difficulties. Depending upon the nature of these characteristics or events, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by us.
Amiens Labor Claims
Approximately 840 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €120 million ($148 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $83 million and $82 million at March 31, 2018 and December 31, 2017, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We also generally do not require collateral in connection with the issuance of these guarantees. In 2017, we issued a guarantee of approximately $47 million in connection with an indirect tax assessment in EMEA. We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2018, this guarantee amount has been reduced to $33 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CAPITAL STOCK
Dividends
In the first three months of 2018, we paid cash dividends of $34 million on our common stock. On April 9, 2018, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.14 per share of common stock, or approximately $34 million in the aggregate. The dividend will be paid on June 1, 2018 to stockholders of record as of the close of business on May 1, 2018. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first quarter of 2018, we repurchased 874,678 shares at an average price, including commissions, of $28.58 per share, or $25 million in the aggregate. Since 2013, we repurchased 44,844,335 shares at an average price, including commissions, of $29.85 per share, or $1,338 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first three months of 2018, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the three months ended March 31, 2018 and 2017:

	March 31, 2018			March 31, 2017
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$4,603	$247	$4,850	$4,507	$218	$4,725
Comprehensive income (loss):
Net income	75	5	80	166	3	169
Foreign currency translation, net of tax of ($2) in 2018 ($3 in 2017)	80	2	82	78	6	84
Amortization of prior service cost and unrecognized gains (losses) included in total benefit cost, net of tax of $8 in 2018 ($10 in 2017)	27	—	27	20	—	20
(Increase)/Decrease in net actuarial losses, net of tax of $1 in 2018 ($1 in 2017)	3	—	3	4	—	4
Deferred derivative gains (losses), net of tax of ($2) in 2018 (($2) in 2017)	(4)	—	(4)	(6)	—	(6)
Reclassification adjustment for amounts recognized in income, net of tax of $1 in 2018 (($1) in 2017)	3	—	3	(1)	—	(1)
Other comprehensive income	109	2	111	95	6	101
Total comprehensive income	184	7	191	261	9	270
Adoption of new accounting standards updates (Note 1)	(1)	—	(1)	—	—	—
Stock-based compensation plans (Note 11)	4	—	4	6	—	6
Repurchase of common stock (Note 13)	(25)	—	(25)	(25)	—	(25)
Dividends declared (Note 13)	(34)	—	(34)	(25)	—	(25)
Common stock issued from treasury	1	—	1	9	—	9
Purchase of minority shares	5	(29)	(24)	—	—	—
Balance at end of period	$4,737	$225	$4,962	$4,733	$227	$4,960

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the three months ended March 31, 2018 and 2017:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications, net of tax	80	3	(4)	79
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	27	3	30
Balance at March 31, 2018	$(835)	$(3,022)	$(10)	$(3,867)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$(4,198)
Other comprehensive income (loss) before reclassifications, net of tax	78	4	(6)	76
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	20	(1)	19
Balance at March 31, 2017	$(1,077)	$(3,029)	$3	$(4,103)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended March 31,
(In millions) (Income) Expense	2018	2017
Component of AOCL	Amount Reclassified from AOCL		Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$35	$30	Total Benefit Cost
Tax effect	(8)	(10)	United States and Foreign Taxes
Net of tax	$27	$20	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$4	$(2)	Cost of Goods Sold
Tax effect	(1)	1	United States and Foreign Taxes
Net of tax	$3	$(1)	Goodyear Net Income

Total reclassifications	$30	$19	Goodyear Net Income
Amortization of prior service cost and unrecognized gains and losses are included in the computation of total benefit cost. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans, in this Form 10-Q and No. 17, Pension, Other Postretirement Benefits and Savings Plans, in our 2017 Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$125	$26	$686	$—	$837
Accounts Receivable, net	628	126	1,755	—	2,509
Accounts Receivable From Affiliates	—	264	32	(296)	—
Inventories	1,505	53	1,364	(27)	2,895
Prepaid Expenses and Other Current Assets	82	1	162	2	247
Total Current Assets	2,340	470	3,999	(321)	6,488
Goodwill	24	1	453	128	606
Intangible Assets	119	—	21	—	140
Deferred Income Taxes	1,552	33	451	3	2,039
Other Assets	216	50	539	—	805
Investments in Subsidiaries	4,601	537	—	(5,138)	—
Property, Plant and Equipment, net	2,471	426	4,632	(27)	7,502
Total Assets	$11,323	$1,517	$10,095	$(5,355)	$17,580
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$875	$113	$1,862	$—	$2,850
Accounts Payable to Affiliates	296	—	—	(296)	—
Compensation and Benefits	303	16	215	—	534
Other Current Liabilities	342	(3)	559	—	898
Notes Payable and Overdrafts	—	—	332	—	332
Long Term Debt and Capital Leases Due Within One Year	59	—	268	—	327
Total Current Liabilities	1,875	126	3,236	(296)	4,941
Long Term Debt and Capital Leases	3,710	167	1,723	—	5,600
Compensation and Benefits	642	104	732	—	1,478
Deferred Income Taxes	—	—	101	—	101
Other Long Term Liabilities	359	9	130	—	498
Total Liabilities	6,586	406	5,922	(296)	12,618
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	240	—	—	—	240
Other Equity	4,497	1,111	3,948	(5,059)	4,497
Goodyear Shareholders’ Equity	4,737	1,111	3,948	(5,059)	4,737
Minority Shareholders’ Equity — Nonredeemable	—	—	225	—	225
Total Shareholders’ Equity	4,737	1,111	4,173	(5,059)	4,962
Total Liabilities and Shareholders’ Equity	$11,323	$1,517	$10,095	$(5,355)	$17,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$176	$32	$835	$—	$1,043
Accounts Receivable, net	649	116	1,260	—	2,025
Accounts Receivable From Affiliates	—	254	71	(325)	—
Inventories	1,444	43	1,329	(29)	2,787
Prepaid Expenses and Other Current Assets	59	3	157	5	224
Total Current Assets	2,328	448	3,652	(349)	6,079
Goodwill	24	1	444	126	595
Intangible Assets	119	—	20	—	139
Deferred Income Taxes	1,549	35	424	—	2,008
Other Assets	221	51	518	2	792
Investments in Subsidiaries	4,424	503	—	(4,927)	—
Property, Plant and Equipment, net	2,491	420	4,569	(29)	7,451
Total Assets	$11,156	$1,458	$9,627	$(5,177)	$17,064
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$927	$115	$1,765	$—	$2,807
Accounts Payable to Affiliates	325	—	—	(325)	—
Compensation and Benefits	322	15	202	—	539
Other Current Liabilities	323	2	701	—	1,026
Notes Payable and Overdrafts	—	—	262	—	262
Long Term Debt and Capital Leases Due Within One Year	60	—	331	—	391
Total Current Liabilities	1,957	132	3,261	(325)	5,025
Long Term Debt and Capital Leases	3,544	152	1,380	—	5,076
Compensation and Benefits	682	109	724	—	1,515
Deferred Income Taxes	—	1	99	—	100
Other Long Term Liabilities	370	8	120	—	498
Total Liabilities	6,553	402	5,584	(325)	12,214
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	240	—	—	—	240
Other Equity	4,363	1,056	3,796	(4,852)	4,363
Goodyear Shareholders’ Equity	4,603	1,056	3,796	(4,852)	4,603
Minority Shareholders’ Equity — Nonredeemable	—	—	247	—	247
Total Shareholders’ Equity	4,603	1,056	4,043	(4,852)	4,850
Total Liabilities and Shareholders’ Equity	$11,156	$1,458	$9,627	$(5,177)	$17,064

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended March 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,684	$309	$2,457	$(620)	$3,830
Cost of Goods Sold	1,365	273	1,978	(640)	2,976
Selling, Administrative and General Expense	259	10	322	—	591
Rationalizations	6	—	31	—	37
Interest Expense	54	5	23	(6)	76
Other (Income) Expense	10	7	—	20	37
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(10)	14	103	6	113
United States and Foreign Taxes	(3)	3	30	3	33
Equity in Earnings of Subsidiaries	82	22	—	(104)	—
Net Income (Loss)	75	33	73	(101)	80
Less: Minority Shareholders’ Net Income	—	—	5	—	5
Goodyear Net Income (Loss)	$75	$33	$68	$(101)	$75
Comprehensive Income (Loss)	$184	$55	$155	$(203)	$191
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	7	—	7
Goodyear Comprehensive Income (Loss)	$184	$55	$148	$(203)	$184

	Consolidating Statements of Operations
	Three Months Ended March 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,767	$299	$2,302	$(669)	$3,699
Cost of Goods Sold	1,378	273	1,794	(685)	2,760
Selling, Administrative and General Expense	259	8	310	(1)	576
Rationalizations	1	—	28	—	29
Interest Expense	65	2	31	(11)	87
Other (Income) Expense	(17)	4	—	21	8
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	81	12	139	7	239
United States and Foreign Taxes	43	3	29	(5)	70
Equity in Earnings of Subsidiaries	128	15	—	(143)	—
Net Income (Loss)	166	24	110	(131)	169
Less: Minority Shareholders’ Net Income	—	—	3	—	3
Goodyear Net Income (Loss)	$166	$24	$107	$(131)	$166
Comprehensive Income (Loss)	$261	$28	$194	$(213)	$270
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	9	—	9
Goodyear Comprehensive Income (Loss)	$261	$28	$185	$(213)	$261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$266	$—	$(656)	$1	$(389)
Cash Flows from Investing Activities:
Capital Expenditures	(101)	(28)	(118)	(1)	(248)
Short Term Securities Acquired	—	—	(8)	—	(8)
Short Term Securities Redeemed	—	—	8	—	8
Capital Contributions and Loans Incurred	(91)	—	(91)	182	—
Capital Redemptions and Loans Paid	38	—	360	(398)	—
Total Cash Flows from Investing Activities	(154)	(28)	151	(217)	(248)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	325	—	259	—	584
Short Term Debt and Overdrafts Paid	(325)	—	(193)	—	(518)
Long Term Debt Incurred	705	15	932	—	1,652
Long Term Debt Paid	(541)	—	(685)	—	(1,226)
Common Stock Issued	1	—	—	—	1
Common Stock Repurchased	(25)	—	—	—	(25)
Common Stock Dividends Paid	(34)	—	—	—	(34)
Capital Contributions and Loans Incurred	91	8	83	(182)	—
Capital Redemptions and Loans Paid	(360)	—	(38)	398	—
Transactions with Minority Interests in Subsidiaries	—	—	(22)	—	(22)
Debt Related Costs and Other Transactions	7	—	(20)	—	(13)
Total Cash Flows from Financing Activities	(156)	23	316	216	399
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	(1)	17	—	16
Net Change in Cash, Cash Equivalents and Restricted Cash	(44)	(6)	(172)	—	(222)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	201	32	877	—	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Period	$157	$26	$705	$—	$888

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
On April 16, 2018, we announced an agreement to form a 50/50 joint venture with Bridgestone Americas, Inc. (“Bridgestone”) that will combine our company-owned wholesale distribution business and Bridgestone’s tire wholesale warehouse business to create TireHub, LLC (“TireHub”), a leading tire distribution joint venture in the United States. TireHub will provide U.S. tire dealers and retailers with a comprehensive range of passenger and light truck tires from two of the world’s leading tire companies, with an emphasis on satisfying the rapidly growing demand for larger rim diameter premium tires. The transaction is expected to close in June 2018, subject to customary closing conditions and regulatory approvals. Upon closing, TireHub will become our sole authorized national tire distributor in the United States.
In connection with the ramp-up of TireHub’s operations, the Company plans to transition volume representing approximately 10 million units of annual sales to TireHub and other aligned distributors to maximize our geographic reach and customer service capabilities. TireHub initially will have more than 80 distribution and warehouse locations throughout the United States and is expected to have the scale to reach the vast majority of retail locations in the U.S. daily. TireHub is also expected to provide a superior, fully integrated distribution, warehousing, sales and delivery solution that is expected to provide enhanced fill rates and turnaround times — enabling dealers to quickly access the products they need and manage the growing complexity in the tire business driven by SKU proliferation.
Results of Operations
In the first quarter of 2018, we continued to experience challenging global industry conditions, including higher raw material costs and weak demand in many of our key markets. We experienced weak demand for original equipment and consumer replacement tires in Europe and the United States despite favorable trends in miles driven, gasoline prices and unemployment.
Our first quarter of 2018 results reflect a 2.5% decrease in tire unit shipments compared to the first quarter of 2017. In the first quarter of 2018, we realized approximately $75 million of cost savings, including raw material cost saving measures of approximately $20 million, which exceeded the impact of general inflation. Our raw material costs, including cost saving measures, increased by approximately 7% in the first quarter of 2018 compared to the first quarter of 2017.
Net sales in the first quarter of 2018 were $3,830 million, compared to $3,699 million in the first quarter of 2017. Net sales increased in the first quarter of 2018 due to favorable foreign currency translation, primarily in EMEA, and improvements in price and product mix. These increases were partially offset by lower tire unit volumes in EMEA and Americas, partially offset by higher tire unit volumes in Asia Pacific.
In the first quarter of 2018, Goodyear net income was $75 million, or $0.31 per share, compared to $166 million, or $0.65 per share, in the first quarter of 2017. The decrease in Goodyear net income was primarily driven by lower segment operating income.
Our total segment operating income for the first quarter of 2018 was $281 million, compared to $390 million in the first quarter of 2017. The $109 million decrease in segment operating income was due primarily to an increase in raw material costs of $73 million, primarily in EMEA and Americas, lower tire unit volume of $20 million, primarily in EMEA and Americas, lower price and product mix of $16 million, driven by Americas, and lower income from other tire-related businesses of $10 million. These decreases were partially offset by lower SAG of $12 million, primarily related to lower incentive compensation, and foreign currency translation of $11 million. Refer to "Results of Operations — Segment Information” for additional information.
At March 31, 2018, we had $837 million of Cash and cash equivalents as well as $2,439 million of unused availability under our various credit agreements, compared to $1,043 million and $3,196 million, respectively, at December 31, 2017. Cash and cash equivalents decreased by $206 million from December 31, 2017 due primarily to cash used for working capital of $449 million, capital expenditures of $248 million, rationalization payments of $106 million and $59 million in common stock repurchases and dividends. These uses of cash were partially offset by net borrowings of $492 million and cash derived from net income of $80 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We now expect that our full-year tire unit volume for 2018 will be up approximately 2% compared to 2017, which reflects the transition of volume to TireHub, and for unabsorbed fixed overhead costs to be approximately $55 million lower in 2018 compared to 2017. We continue to expect cost savings to more than offset general inflation in 2018 by approximately $130 million. Based on current spot rates, we now expect foreign currency translation to positively affect segment operating income by approximately $40 million in 2018 compared to 2017.
Based on current raw material spot prices, for the full year of 2018, we expect our raw material costs will be up approximately $50 million compared to 2017, excluding raw material cost saving measures, and we expect a headwind of approximately $25 million from price and product mix net of raw material costs. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2018 were $3,830 million, increasing $131 million, or 3.5%, from $3,699 million in the first quarter of 2017. Goodyear net income was $75 million, or $0.31 per share, in the first quarter of 2018, compared to $166 million, or $0.65 per share, in the first quarter of 2017.
Net sales increased in the first quarter of 2018, due primarily to favorable foreign currency translation of $166 million, primarily in EMEA, and improvements in price and product mix of $64 million. These increases were partially offset by lower tire unit volume of $83 million and lower sales in other tire-related businesses of $17 million.
Worldwide tire unit sales in the first quarter of 2018 were 39.0 million units, decreasing 1.0 million units, or 2.5%, from 40.0 million units in the first quarter of 2017. Replacement tire volume decreased 0.5 million units, or 2.0%, in Americas and EMEA. OE tire volume decreased 0.5 million units, or 3.8%, primarily in EMEA and Americas.
CGS in the first quarter of 2018 was $2,976 million, increasing $216 million, or 7.8%, from $2,760 million in the first quarter of 2017. CGS increased due to foreign currency translation of $127 million, primarily in EMEA, higher costs related to product mix of $80 million and higher raw material costs of $73 million. These increases were partially offset by lower tire unit volume of $63 million, primarily in EMEA and Americas.
CGS in the first quarter of 2018 and 2017 included pension expense of $4 million for each period. CGS in the first quarter of 2018 and 2017 also included accelerated depreciation of $1 million ($1 million after-tax and minority) and $8 million ($5 million after-tax and minority), respectively, primarily related to the closure of our manufacturing facility in Philippsburg, Germany. CGS in the first quarter of 2018 and 2017 also included incremental savings from rationalization plans of $13 million and $4 million, respectively. CGS was 77.7% of sales in the first quarter of 2018 compared to 74.6% in the first quarter of 2017.
SAG in the first quarter of 2018 was $591 million, increasing $15 million, or 2.6%, from $576 million in the first quarter of 2017. SAG increased primarily due to foreign currency translation of $28 million, primarily in EMEA. This increase was partially offset by lower incentive compensation of $19 million.
SAG in the first quarter of 2018 and 2017 included pension expense of $4 million for each period. SAG in the first quarter of 2018 and 2017 also included incremental savings from rationalization plans of $9 million in each period. SAG was 15.4% of sales in the first quarter of 2018, compared to 15.6% in the first quarter of 2017.
We recorded net rationalization charges of $37 million ($26 million after-tax and minority) in the first quarter of 2018 and $29 million ($20 million after-tax and minority) in the first quarter of 2017. In the first quarter of 2018, we recorded charges of $31 million for rationalization actions initiated during 2018, which primarily related to a global plan to reduce SAG headcount and a plan to improve operating efficiency in EMEA. We also recorded net charges of $6 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. In the first quarter of 2017, we recorded charges of $23 million for rationalization actions initiated during the quarter, which primarily related to SAG headcount reductions and a plan to improve operating efficiency in EMEA. We also recorded charges of $6 million related to prior year plans, primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA, and the closure of our tire manufacturing facility in Philippsburg, Germany.
Interest expense in the first quarter of 2018 was $76 million, decreasing $11 million, or 12.6%, from $87 million in the first quarter of 2017. The decrease was due to a lower average interest rate of 5.07% in the first quarter of 2018 compared to 6.10% in the first quarter of 2017, partially offset by a higher average debt balance of $5,994 million in the first quarter of 2018 compared to $5,706 million in the first quarter of 2017.

Other (Income) Expense in the first quarter of 2018 was $37 million of expense, compared to $8 million of expense in the first quarter of 2017. Other (Income) Expense in 2018 included charges of $9 million ($7 million after-tax and minority) related to a one-time expense from the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory, $4 million ($3 million after-tax and minority) for transaction costs related to TireHub, $3 million ($3 million after-tax and minority) for hurricane related expenses, and $2 million ($1 million after-tax and minority) of net losses on asset sales.
In the first quarter of 2018, we recorded income tax expense of $33 million on income before income taxes of $113 million. Income tax expense for the three months ended March 31, 2018 was unfavorably impacted by a charge of $7 million ($7 million after-tax and minority) primarily to increase our provisional tax obligation for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 in the United States.
The one-time transition tax is a tax on certain previously untaxed accumulated earnings and profits of our foreign subsidiaries. We were able to reasonably estimate the one-time transition tax and record an initial provisional tax obligation of $77 million at December 31, 2017. The increase to our provisional tax obligation during the first quarter of 2018 is a consequence of revised guidance requiring the one-time transition tax to be calculated using year-end exchange rates as opposed to average exchange rates. Accordingly, as of March 31, 2018, we have now recorded a one-time transition tax obligation totaling $84 million. We also have established a provisional reserve of $20 million related to foreign withholding taxes that we would incur should we repatriate certain earnings. We continue to consider new guidance for these provisional amounts and are in the process of gathering and analyzing additional information with respect to our 2017 earnings and profits to more precisely compute the amount of the one-time transition tax.
In the first quarter of 2017, we recorded income tax expense of $70 million on income before income taxes of $239 million. Income tax expense in the first quarter of 2017 was favorably impacted by $2 million ($2 million after minority interest) of various discrete tax adjustments.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate for the three months ended March 31, 2018 and the U.S. statutory rate of 21% primarily relates to the impact of the change in the amount of our provisional one-time transition tax and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act. The difference between our effective tax rate for the three months ended March 31, 2017 and the then applicable U.S. statutory rate of 35% was primarily attributable to an overall lower effective tax rate in the foreign jurisdictions in which we operate.
The Tax Act subjects a U.S. parent to the base erosion minimum tax ("BEAT") and a current tax on its global intangible low-taxed income ("GILTI"). We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We estimate that the effect from the BEAT and GILTI taxes on our estimated annual effective tax rate will not be material.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. If recent positive evidence provided by the profitability in our Brazilian subsidiary continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of its valuation allowance will exist within the next twelve months. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $25 million.
Based on positive evidence and future sources of income in the U.S., it is more likely than not that our foreign tax credits of approximately $750 million will be fully utilized.
For the three months ending March 31, 2018, changes to our unrecognized tax benefits did not, and for the full year of 2018 are not expected to, have a significant impact on our financial position or results of operations.
Minority shareholders’ net income in the first quarter of 2018 was $5 million, compared to $3 million in 2017.
SEGMENT INFORMATION
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition and are segmented on a regional basis.
Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net Sales less CGS (excluding asset write-off and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges (credits), asset sales and certain other items, including non-service related pension and other postretirement benefit costs and pension curtailments and settlements.
Management believes that total segment operating income is useful because it represents the aggregate value of income created by our SBUs and excludes items not directly related to the SBUs for performance evaluation purposes. Total segment operating income is the sum of the individual SBUs’ segment operating income. Refer to Note to the Consolidated Financial Statements No. 7, Business Segments, in this Form 10-Q for further information and for a reconciliation of total segment operating income to Income before Income Taxes.
Total segment operating income in the first quarter of 2018 was $281 million, decreasing $109 million, or 27.9%, from $390 million in the first quarter of 2017. Total segment operating margin in the first quarter of 2018 was 7.3%, compared to 10.5% in the first quarter of 2017.
Americas

	Three Months Ended March 31,
				Percent
(In millions)	2018	2017	Change	Change
Tire Units	16.7	17.2	(0.5)	(2.9)%
Net Sales	$1,929	$1,958	$(29)	(1.5)%
Operating Income	127	216	(89)	(41.2)%
Operating Margin	6.6%	11.0%
Three Months Ended March 31, 2018 and 2017
Americas unit sales in the first quarter of 2018 decreased 0.5 million units, or 2.9%, to 16.7 million units. Replacement tire volume decreased 0.3 million units, or 2.8%, primarily in our consumer business in the U.S. and Mexico. Volume declines in the U.S. were driven by decreased industry demand. OE tire volume decreased 0.2 million units, or 3.4%, primarily in our consumer business in the U.S., driven by production declines, partially offset by an increase in our consumer business in Brazil.
Net sales in the first quarter of 2018 were $1,929 million, decreasing $29 million, or 1.5%, from $1,958 million in the first quarter of 2017. The decrease in net sales was primarily driven by lower tire unit volume of $44 million and unfavorable foreign currency translation of $4 million. These decreases were partially offset by improvements in price and product mix of $15 million and higher sales in our other tire-related businesses of $3 million.
Operating income in the first quarter of 2018 was $127 million, decreasing $89 million, or 41.2%, from $216 million in the first quarter of 2017. The decrease in operating income was due to an increase in raw material costs of $27 million, lower price and product mix of $26 million, lower tire unit volume of $12 million, higher conversion costs of $8 million, primarily due to increased under-absorbed overhead resulting from lower tire production, and incremental start-up costs of $5 million associated with our new plant in San Luis Potosi, Mexico. SAG included incremental savings from rationalization plans of $4 million.
Operating income in the first quarter of 2018 excluded rationalization charges of $3 million. Operating income in the first quarter of 2017 excluded rationalization charges of $1 million and net gains on asset sales of $1 million.
Europe, Middle East and Africa

	Three Months Ended March 31,
				Percent
(In millions)	2018	2017	Change	Change
Tire Units	14.7	15.5	(0.8)	(5.4)%
Net Sales	$1,330	$1,239	$91	7.3%
Operating Income	78	101	(23)	(22.8)%
Operating Margin	5.9%	8.2%
Three Months Ended March 31, 2018 and 2017
Europe, Middle East and Africa unit sales in the first quarter of 2018 decreased 0.8 million units, or 5.4%, to 14.7 million units. OE tire volume decreased 0.6 million units, or 13.8%, primarily in our consumer business, driven by declines in the less than 17-inch rim size segment. Replacement tire volume decreased 0.2 million units, or 1.9%, primarily in our consumer business driven by decreased industry demand.
Net sales in the first quarter of 2018 were $1,330 million, increasing $91 million, or 7.3%, from $1,239 million in the first quarter of 2017. Net sales increased due to favorable foreign currency translation of $145 million, mainly driven by the euro, and improvements in price and product mix of $22 million. These increases were partially offset by lower tire unit volume of $59 million and lower sales in other tire-related businesses of $17 million, primarily in retread sales and race tires.
Operating income in the first quarter of 2018 was $78 million, decreasing $23 million, or 22.8%, from $101 million in the first quarter of 2017. Operating income decreased due to higher raw material costs of $35 million, which more than offset improvements in price and product mix of $2 million, lower tire unit volume of $14 million and lower income in other tire-related businesses of $9 million. These decreases were partially offset by lower SAG of $15 million, driven by lower wages and benefits, lower conversion costs of $9 million, primarily related to better plant utilization following the closure of our manufacturing facility in Philippsburg, Germany, and foreign currency translation of $9 million, mainly driven by the euro. SAG and conversion costs included incremental savings from rationalization plans of $5 million and $13 million, respectively.
Operating income in the first quarter of 2018 excluded net rationalization charges of $27 million, primarily related to rationalization plans initiated to reduce SAG headcount and improve operating efficiency in EMEA, net losses on asset sales of $2 million and accelerated depreciation of $1 million.
Operating income in the first quarter of 2017 excluded net rationalization charges of $27 million, primarily related to rationalization plans initiated to streamline operations and reduce complexity across EMEA, and accelerated depreciation of $8 million, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany.
Asia Pacific

	Three Months Ended March 31,
				Percent
(In millions)	2018	2017	Change	Change
Tire Units	7.6	7.3	0.3	4.5%
Net Sales	$571	$502	$69	13.7%
Operating Income	76	73	3	4.1%
Operating Margin	13.3%	14.5%
Three Months Ended March 31, 2018 and 2017
Asia Pacific unit sales in the first quarter of 2018 increased 0.3 million units, or 4.5%, to 7.6 million units. OE tire volume increased 0.3 million units, or 11.4%, primarily in our consumer business due to growth in China. Replacement tire volume remained consistent.
Net sales in the first quarter of 2018 were $571 million, increasing $69 million, or 13.7%, from $502 million in the first quarter of 2017. Net sales increased due to improvements in price and product mix of $27 million, favorable foreign currency translation of $25 million, primarily related to the strengthening of the Chinese yuan, and higher tire unit volume of $20 million.
Operating income in the first quarter of 2018 was $76 million, increasing $3 million, or 4.1%, from $73 million in the first quarter of 2017. Operating income increased due to higher tire unit volume of $6 million and lower conversion costs of $6 million. These increases were partially offset by higher raw material costs of $11 million, which more than offset improvements in price and product mix of $8 million, and higher SAG of $4 million.
Operating income in the first quarter of 2018 excluded net rationalization charges of $3 million. Operating income in the first quarter of 2017 excluded net rationalization charges of $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from our operating and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital.
On March 7, 2018, we amended and restated our $400 million second lien term loan facility. As a result of the amendment, the term loan now matures on March 7, 2025 and continues to bear interest at 200 basis points over LIBOR.
At March 31, 2018, we had $837 million in Cash and cash equivalents, compared to $1,043 million at December 31, 2017. For the quarter ended March 31, 2018, net cash used by operating activities was $389 million, primarily driven by cash used for working capital of $449 million, partially offset by cash derived from net income of $80 million. Net cash used in investing activities was $248 million, primarily reflecting capital expenditures. Net cash provided by financing activities was $399 million, primarily due to net borrowings of $492 million, partially offset by cash used for common stock repurchases and dividends of $59 million.

At March 31, 2018, we had $2,439 million of unused availability under our various credit agreements, compared to $3,196 million at December 31, 2017. The table below presents unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2018	2017
First lien revolving credit facility	$1,397	$1,667
European revolving credit facility	277	659
Chinese credit facilities	136	217
Other foreign and domestic debt	301	298
Notes payable and overdrafts	328	355
	$2,439	$3,196
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
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2018, approximately $850 million of net assets, including $155 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used by operating activities was $389 million in the first quarter of 2018, increasing $103 million compared to net cash used by operating activities of $286 million in the first quarter of 2017.
The increase in cash used by operating activities was primarily due to a $109 million decrease in operating income from our SBUs and an increase of $88 million in cash used to fund rationalization payments, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, partially offset by a decrease in cash used for inventory. Cash used for inventory decreased by $110 million during the first quarter of 2018, as average raw material prices during the quarter decreased relative to year-end. This compares to the first quarter of 2017 when average raw material prices during the quarter increased relative to the prior year-end.

Investing Activities
Net cash used in investing activities was $248 million in the first quarter of 2018, compared to $270 million in the first quarter of 2017. Capital expenditures were $248 million in the first quarter of 2018, compared to $271 million in the first quarter of 2017. Beyond expenditures required to sustain our facilities, capital expenditures in 2018 and 2017 primarily related to the construction of a new manufacturing facility in Mexico and investments in additional capacity around the world.
Financing Activities
Net cash provided by financing activities was $399 million in the first quarter of 2018, compared to net cash provided by financing activities of $398 million in the first quarter of 2017. Financing activities in 2018 included net borrowings of $492 million, which were partially offset by dividends on our common stock of $34 million, common stock repurchases of $25 million, and minority share repurchases of $22 million. Financing activities in 2017 included net borrowings of $438 million, which were partially offset by common stock repurchases of $25 million and dividends on our common stock of $25 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,735 million available at March 31, 2018, of which $2,439 million were unused, compared to $8,963 million available at December 31, 2017, of which $3,196 million were unused. At March 31, 2018, we had long term credit arrangements totaling $8,075 million, of which $2,111 million were unused, compared to $8,346 million and $2,841 million, respectively, at December 31, 2017. At March 31, 2018, we had short term committed and uncommitted credit arrangements totaling $660 million, of which $328 million were unused, compared to $617 million and $355 million, respectively, at December 31, 2017. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At March 31, 2018, we had $3,334 million of outstanding notes, compared to $3,325 million at December 31, 2017.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2018, our borrowing base, and therefore our availability, under the facility was $401 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At March 31, 2018, we had $165 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At March 31, 2018, we had $357 million in letters of credit issued under these agreements.
$400 Million Amended and Restated Second Lien Term Loan Facility due 2025
In March 2018, we amended and restated our second lien term loan facility. As a result of the amendment, the term loan, which previously matured on April 30, 2019, now matures on March 7, 2025. Also, the term loan bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). After March 7, 2018 and prior to September 3, 2018, (i) loans under the facility may not be prepaid or repaid with the proceeds of term loan indebtedness, or converted into or replaced by new term loans, bearing interest at an effective interest rate that is less than the effective interest rate then applicable to such loans and (ii) no amendment of the facility may be made that, directly or indirectly, reduces the effective interest rate applicable to the loans under the facility, in each case unless we pay a fee equal to 1.0% of the principal amount of the loans so affected. In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
At March 31, 2018 and December 31, 2017, the amounts outstanding under this facility were $400 million.

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
At March 31, 2018, there were $154 million (€125 million) of borrowings outstanding under the German tranche and there were $247 million (€200 million) of borrowings outstanding under the all-borrower tranche. At December 31, 2017, there were no borrowings outstanding under the European revolving credit facility. There were no letters of credit issued at March 31, 2018 and December 31, 2017.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GDTE and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that provides the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2017 to October 15, 2018, the designated maximum amount of the facility was reduced to €275 million.
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
At March 31, 2018, the amounts available and utilized under this program totaled $153 million (€124 million). At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first quarter of 2018. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2018, the gross amount of receivables sold was $532 million, compared to $572 million at December 31, 2017.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at March 31, 2018 and December 31, 2017.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, please refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2017 Form 10-K and Note to the Consolidated Financial Statements No. 8, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.

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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2018, our availability under this facility of $1,397 million, plus our Available Cash of $151 million, totaled $1,548 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2018, we were in compliance with this financial covenant.
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
At March 31, 2018, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
The terms “Available Cash,” “EBITDA,” “Consolidated Interest Expense,” “Consolidated Net Secured Indebtedness,” “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net J.V. Indebtedness” and “Consolidated European J.V. EBITDA” have the meanings given them in the respective credit facilities.
Potential Future Financings
In addition to our previous financing activities, we may seek to undertake additional financing actions which could include restructuring bank debt or capital markets transactions, possibly including the issuance of additional debt or equity. Given the inherent uncertainty of market conditions, access to the capital markets cannot be assured.
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
In the first quarter of 2018, we paid cash dividends of $34 million on our common stock. On April 9, 2018, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.14 per share of common stock, or approximately $34 million in the aggregate. The dividend will be paid on June 1, 2018 to stockholders of record as of the close of business on May 1, 2018. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first quarter of 2018, we repurchased 874,678 shares at an average price, including commissions, of $28.58 per share, or $25 million in the aggregate. Since 2013, we repurchased 44,844,335 shares at an average price, including commissions, of $29.85 per share, or $1,338 million in the aggregate.
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

•	raw material and energy costs may materially adversely affect our operating results and financial condition;

•	if we experience a labor strike, work stoppage or other similar event our business, results of operations, financial condition and liquidity could be materially adversely affected;

•	we could be negatively impacted by the imposition of tariffs on tires and other goods;

•	our international operations have certain risks that may materially adversely affect our operating results, financial condition and liquidity;

•	we have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity;

•
our long term ability to meet our obligations, to repay maturing indebtedness or to implement strategic initiatives may be dependent on our ability to access capital markets in the future and to improve our operating results;

•	financial difficulties, work stoppages, supply disruptions or economic conditions affecting our major customers, dealers or suppliers could harm our business;

•	our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner;

•	we have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health;

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
Commodity Price Risk
The raw material costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are petroleum-based, the cost of which may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power, expanding our capabilities to substitute lower cost raw materials, and reducing the amount of material required in each tire.
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2018, 39% of our debt was at variable interest rates averaging 3.84%.
The following table presents information about long term fixed rate debt, excluding capital leases, at March 31, 2018:

(In millions)
Carrying amount — liability	$3,625
Fair value — liability	3,651
Pro forma fair value — liability	3,795
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2018, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at March 31, 2018:

(In millions)
Fair value — asset (liability)	$1
Pro forma decrease in fair value	(165)
Contract maturities	4/18-3/20
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2018, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at March 31, 2018 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$20
Other current liabilities	(17)

Long term asset (liability):
Other long term liabilities	(2)

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2017, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 54,300 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first quarter of 2018, approximately 400 new claims were filed against us and approximately 4,700 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2018 was $3 million. At March 31, 2018, there were approximately 50,000 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2017 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2017 Form 10-K for a discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2018.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
1/1/18-1/31/18	—	$—	—	$786,490,900
2/1/18-2/28/18	246,116	29.54	246,116	779,220,991
3/1/18-3/31/18	628,562	28.20	628,562	761,495,838
Total	874,678	$28.58	874,678	$761,495,838

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended March 31, 2018, we repurchased 874,678 shares at an average price, including commissions, of $28.58 per share, or $25 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 46, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2018
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

10	Material Contracts

(a)	Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, among the Company, the lenders, documentation agents, syndication agent, joint lead arrangers and joint bookrunners party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10.1

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 25, 2018	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)