Form 10-Q
period 2018-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2018-07-27
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2018:	237,015,745

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Net Sales (Note 2)	$3,841	$3,686	$7,671	$7,385
Cost of Goods Sold	2,949	2,785	5,925	5,545
Selling, Administrative and General Expense	588	579	1,179	1,155
Rationalizations (Note 3)	(2)	27	35	56
Interest Expense	78	89	154	176
Other (Income) Expense (Note 4)	45	16	82	24
Income before Income Taxes	183	190	296	429
United States and Foreign Tax Expense (Note 5)	19	36	52	106
Net Income	164	154	244	323
Less: Minority Shareholders’ Net Income	7	7	12	10
Goodyear Net Income	$157	$147	$232	$313
Goodyear Net Income — Per Share of Common Stock
Basic	$0.66	$0.58	$0.97	$1.24
Weighted Average Shares Outstanding (Note 6)	239	252	240	252
Diluted	$0.65	$0.58	$0.96	$1.23
Weighted Average Shares Outstanding (Note 6)	241	256	242	256

Cash Dividends Declared Per Common Share (Note 13)	$0.14	$0.10	$0.28	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Net Income	$164	$154	$244	$323
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($6) and ($8) in 2018 ($16 and $19 in 2017)	(231)	50	(149)	134
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $16 in 2018 ($11 and $21 in 2017)	26	19	53	39
(Increase)/Decrease in net actuarial losses, net of tax of $5 and $6 in 2018 ($0 and $1 in 2017)	16	(1)	19	3
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $2 and $2 in 2018 ($0 and $0 in 2017)	4	—	4	—
Deferred derivative gains (losses), net of tax of $4 and $2 in 2018 (($5) and ($7) in 2017)	10	(8)	6	(14)
Reclassification adjustment for amounts recognized in income, net of tax of $1 and $2 in 2018 ($0 and ($1) in 2017)	2	(2)	5	(3)
Other Comprehensive Income (Loss)	(173)	58	(62)	159
Comprehensive Income (Loss)	(9)	212	182	482
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(11)	14	(4)	23
Goodyear Comprehensive Income	$2	$198	$186	$459
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions, except share data)	2018	2017
Assets:
Current Assets:
Cash and Cash Equivalents	$975	$1,043
Accounts Receivable, less Allowance — $108 ($116 in 2017)	2,388	2,025
Inventories:
Raw Materials	530	466
Work in Process	160	142
Finished Products	2,251	2,179
	2,941	2,787
Prepaid Expenses and Other Current Assets	265	224
Total Current Assets	6,569	6,079
Goodwill	576	595
Intangible Assets	138	139
Deferred Income Taxes (Note 5)	2,035	2,008
Other Assets	804	792
Property, Plant and Equipment, less Accumulated Depreciation — $10,110 ($10,078 in 2017)	7,233	7,451
Total Assets	$17,355	$17,064

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,880	$2,807
Compensation and Benefits (Notes 10 and 11)	511	539
Other Current Liabilities	821	1,026
Notes Payable and Overdrafts (Note 8)	335	262
Long Term Debt and Capital Leases due Within One Year (Note 8)	286	391
Total Current Liabilities	4,833	5,025
Long Term Debt and Capital Leases (Note 8)	5,726	5,076
Compensation and Benefits (Notes 10 and 11)	1,369	1,515
Deferred Income Taxes (Note 5)	99	100
Other Long Term Liabilities	484	498
Total Liabilities	12,511	12,214
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 237 and 240 million in 2018 and 2017 after deducting 41 and 38 million treasury shares in 2018 and 2017	237	240
Capital Surplus	2,214	2,295
Retained Earnings	6,208	6,044
Accumulated Other Comprehensive Loss	(4,022)	(3,976)
Goodyear Shareholders’ Equity	4,637	4,603
Minority Shareholders’ Equity — Nonredeemable	207	247
Total Shareholders’ Equity	4,844	4,850
Total Liabilities and Shareholders’ Equity	$17,355	$17,064
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2018	2017
Cash Flows from Operating Activities:
Net Income	$244	$323
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	392	387
Amortization and Write-Off of Debt Issuance Costs	8	14
Provision for Deferred Income Taxes	(55)	45
Net Pension Curtailments and Settlements	3	1
Net Rationalization Charges (Note 3)	35	56
Rationalization Payments	(131)	(54)
Net (Gains) Losses on Asset Sales (Note 4)	—	(13)
Pension Contributions and Direct Payments	(42)	(45)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(475)	(470)
Inventories	(222)	(482)
Accounts Payable — Trade	253	190
Compensation and Benefits	(30)	(67)
Other Current Liabilities	(100)	27
Other Assets and Liabilities	36	(97)
Total Cash Flows from Operating Activities	(84)	(185)
Cash Flows from Investing Activities:
Capital Expenditures	(442)	(497)
Asset Dispositions (Note 4)	2	2
Short Term Securities Acquired	(30)	(43)
Short Term Securities Redeemed	38	43
Other Transactions	(38)	(3)
Total Cash Flows from Investing Activities	(470)	(498)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,012	290
Short Term Debt and Overdrafts Paid	(920)	(303)
Long Term Debt Incurred	3,544	3,456
Long Term Debt Paid	(2,933)	(2,905)
Common Stock Issued	3	11
Common Stock Repurchased (Note 13)	(100)	(30)
Common Stock Dividends Paid (Note 13)	(67)	(50)
Transactions with Minority Interests in Subsidiaries	(26)	(5)
Debt Related Costs and Other Transactions	6	(38)
Total Cash Flows from Financing Activities	519	426
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(25)	37
Net Change in Cash, Cash Equivalents and Restricted Cash	(60)	(220)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,110	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Period	$1,050	$969
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
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2018.
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
The impact of the adoption of the standards update on our Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 was an increase of $8 million and $7 million, respectively, to Net Sales, and an increase of $6 million and $5 million, respectively, to Net Income.
The impact of the adoption of the standards update on our Consolidated Balance Sheet as of June 30, 2018 was as follows:

	As of June 30, 2018
		Balances
(In millions)	As Reported	Without Adoption	Effect of Change
Accounts Receivable	$2,388	$2,380	$8
Prepaid Expenses and Other Current Assets	265	255	10
Deferred Income Taxes — Asset	2,035	2,036	(1)
Accounts Payable — Trade	2,880	2,875	5
Other Current Liabilities	821	811	10
Retained Earnings	6,208	6,206	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We do not expect the impact of the adoption of this new standards update to be material to our consolidated financial statements on an ongoing basis.
Effective January 1, 2018, we adopted an accounting standards update intended to improve the financial statement presentation of pension and postretirement benefits cost. The new guidance requires employers that offer defined benefit pension or other postretirement benefit plans to report service cost in the same income statement line as compensation costs and to report non-service related costs separately from service cost outside a sub-total of income from operations, if one is presented. In addition, the new guidance allows only service cost to be capitalized. We applied the new guidance using the retrospective method. In alignment with the new standards update, we reclassified $7 million and $12 million of expense from Cost of Goods Sold ("CGS") and $4 million and $7 million of expense from Selling, Administrative and General Expense (“SAG”), including corporate related costs of $3 million and $6 million, to Other (Income) Expense for the three and six months ended June 30, 2017, respectively. The provision of the new standards update that allows only service cost to be capitalized resulted in an additional one-time charge of $9 million which was recorded in Other (Income) Expense for the six months ended June 30, 2018.
We expect service related costs of approximately $35 million per year, including approximately $5 million per year of corporate related costs, will remain in CGS and SAG. Further, we expect approximately $90 million of non-service related costs, including approximately $15 million of corporate related costs and excluding settlement/curtailment charges, to be classified in Other (Income) Expense during 2018.
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
In February 2016, the FASB issued an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet.  Lessor accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is largely unchanged from the current accounting model.  The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. The standards update is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. As originally issued, the standards update requires application at the beginning of the earliest comparative period presented at the time of adoption.  At its November 29, 2017 meeting, the FASB proposed allowing entities the option to instead apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented.  While not yet issued, the FASB subsequently approved this update.  The standard also provides for certain practical expedients. We have completed aggregating our worldwide lease contracts, are currently in the process of evaluating these lease contracts and are implementing a new lease accounting system to support the accounting and disclosure requirements of this standards update. The adoption of this standards update will have a material impact on our financial statements as we have significant operating lease commitments that are off-balance sheet in accordance with current US GAAP.
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
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2018	2017
Cash and Cash Equivalents	$975	$903
Restricted Cash	75	66
Total Cash, Cash Equivalents and Restricted Cash	$1,050	$969

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
NOTE 2. NET SALES
The following table shows disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,568	$1,152	$511	$3,231
Other tire and related sales	159	98	32	289
Retail services and service related sales	144	9	19	172
Chemical	143	—	—	143
Other	4	1	1	6
Net Sales by reportable segment	$2,018	$1,260	$563	$3,841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$3,074	$2,361	$1,029	$6,464
Other tire and related sales	294	203	62	559
Retail services and service related sales	281	24	41	346
Chemical	291	—	—	291
Other	7	2	2	11
Net Sales by reportable segment	$3,947	$2,590	$1,134	$7,671
Tire unit sales consist of consumer, commercial, farm and off-the-road tire sales, including the sale of new Company-branded tires through Company-owned retail channels. Other tire and related sales consist of aviation, race, motorcycle and all-terrain vehicle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third-parties, and excludes intercompany sales. Other sales include items such as franchise fees and ancillary tire parts, such as tire rims, tire valves and valve stems.
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
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities and Other Long Term Liabilities in the Consolidated Balance Sheet totaled $57 million and $45 million, respectively, at June 30, 2018. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2018:

(In millions)
Balance at December 31, 2017	$121
Revenue deferred during period	55
Revenue recognized during period	(74)
Impact of foreign currency translation	—
Balance at June 30, 2018	$102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.
The following table shows the roll-forward of our liability between periods:

		Other Exit and
	Associate-	Non-cancelable
(In millions)	Related Costs	Lease Costs	Total
Balance at December 31, 2017	$210	$3	$213
2018 Charges	36	11	47
Incurred, including net Foreign Currency Translation of $1 million and $0 million, respectively	(120)	(12)	(132)
Reversed to the Statements of Operations	(12)	—	(12)
Balance at June 30, 2018	$114	$2	$116
The accrual balance of $116 million at June 30, 2018 is expected to be substantially utilized in the next 12 months and includes $44 million related to global plans to reduce SAG headcount as well as a separate SAG headcount reduction plan in Europe, Middle East and Africa ("EMEA"), $40 million related to plans to reduce manufacturing headcount in EMEA, $11 million related to plans to improve operating efficiency in EMEA, and $8 million related to the closure of our tire manufacturing facility in Philippsburg, Germany.
The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Current Year Plans
Associate Severance and Other Related Costs	$1	$2	$32	$25
Other Exit and Non-Cancelable Lease Costs	—	1	—	1
Current Year Plans - Net Charges	$1	$3	$32	$26

Prior Year Plans
Associate Severance and Other Related Costs	$(6)	$17	$(8)	$17
Other Exit and Non-Cancelable Lease Costs	3	7	11	13
Prior Year Plans - Net Charges	(3)	24	3	30
Total Net Charges	$(2)	$27	$35	$56

Asset Write-off and Accelerated Depreciation Charges	$1	$21	$2	$29
Substantially all of the new charges for the three and six months ended June 30, 2018 and 2017 related to future cash outflows. Net current year plan charges for the three and six months ended June 30, 2018 include charges of $1 million and $26 million, respectively, related to a global plan to reduce SAG headcount. Net current year plan charges for the six months ended June 30, 2018 also included charges of $6 million related to a plan to improve operating efficiency in EMEA. Net current year plan charges for the three and six months ended June 30, 2017 include charges of $2 million and $19 million, respectively, related to SAG headcount reductions in EMEA and $1 million and $7 million, respectively, related to a plan to improve operating efficiency in EMEA.
Net prior year plan charges for the three and six months ended June 30, 2018 include charges of $2 million and $9 million, respectively, related to the closure of our tire manufacturing facility in Philippsburg, Germany. Net prior year plan charges for the three and six months ended June 30, 2018 also included reversals of $7 million and $12 million, respectively, for actions no longer needed for their originally intended purposes. Net prior year plan charges for the three and six months ended June 30, 2017 include $18 million and $20 million, respectively, related to the closure of our tire manufacturing facility in Philippsburg, Germany, and charges of $2 million and $5 million, respectively, related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Ongoing rationalization plans had approximately $730 million in charges incurred prior to 2018 and approximately $16 million is expected to be incurred in future periods.
Approximately 300 associates will be released under new plans initiated in 2018, of which approximately 100 were released through June 30, 2018. In the first six months of 2018, approximately 300 associates were released under plans initiated in prior years, including those related to the closure of our tire manufacturing facility in Philippsburg, Germany. Approximately 600 associates remain to be released under all ongoing rationalization plans.
Approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q.
Asset write-off and accelerated depreciation charges for the three and six months ended June 30, 2018 and 2017 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany and were recorded in CGS.
NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Non-service related pension and other postretirement benefits cost	$25	$11	$59	$19
Financing fees and financial instruments	9	32	18	40
Royalty income	(5)	(11)	(10)	(16)
Interest income	(2)	(3)	(6)	(7)
Net foreign currency exchange (gains) losses	2	(2)	(5)	(3)
General and product liability expense (income) - discontinued products	(3)	1	(2)	3
Net (gains) losses on asset sales	(2)	(12)	—	(13)
Miscellaneous expense	21	—	28	1
	$45	$16	$82	$24
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost for the six months ended June 30, 2018 includes expense of $9 million related to the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans, in this Form 10-Q.
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
Miscellaneous expense for the three and six months ended June 30, 2018 includes transaction costs of $10 million and $14 million, respectively, related to our announced TireHub, LLC ("TireHub") joint venture and continuing repair expenses of $8 million and $11 million, respectively, incurred by the Company as a direct result of hurricanes Harvey and Irma during the third quarter of 2017.
Other (Income) Expense also includes royalty income which is derived primarily from licensing arrangements related to divested businesses as well as other licensing arrangements, interest income, which primarily consists of amounts earned on cash deposits, net foreign currency exchange (gains) and losses, and general and product liability expense (income) - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. INCOME TAXES
For the second quarter of 2018, we recorded tax expense of $19 million on income before income taxes of $183 million. For the first six months of 2018, we recorded tax expense of $52 million on income before income taxes of $296 million. Income tax expense for the three and six months ended June 30, 2018 includes discrete benefits of $28 million and $21 million, respectively. The net discrete tax benefit includes a second quarter benefit of $25 million from recording foreign tax credits on dividends, primarily from subsidiaries in Japan and Singapore, to the United States, and a first quarter charge of $7 million and a second quarter benefit of $4 million to adjust our provisional tax obligation for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 in the United States.
The one-time transition tax is a tax on certain previously untaxed accumulated earnings and profits of our foreign subsidiaries. We were able to reasonably estimate the one-time transition tax and record an initial provisional tax obligation of $77 million at December 31, 2017. During the first quarter of 2018, the one-time transition tax obligation increased by $7 million as a result of guidance that required the tax to be calculated using year-end exchange rates as opposed to average exchange rates. During the second quarter of 2018, the obligation decreased by $4 million as a result of guidance that clarified that certain accrued income taxes can reduce the amount subject to the one-time transition tax. Accordingly, as of June 30, 2018, we have now recorded a provisional transition tax obligation totaling $80 million. At December 31, 2017, we established a provisional reserve of $19 million related to foreign withholding taxes that we would incur should we repatriate certain earnings. During the three months ending June 30, 2018, our reserve decreased to $8 million to reflect payments of withholding tax on dividends from foreign subsidiaries. We continue to consider new guidance related to these provisional amounts and are in the process of gathering and analyzing additional information with respect to our 2017 earnings and profits to more precisely compute the amount of the one-time transition tax.
In the second quarter of 2017, we recorded tax expense of $36 million on income before income taxes of $190 million. For the first six months of 2017, we recorded tax expense of $106 million on income before income taxes of $429 million. Income tax expense for the three and six months ended June 30, 2017 was favorably impacted by $9 million and $11 million, respectively, of various discrete tax adjustments.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate for the three and six months ended June 30, 2018 and the U.S. statutory rate of 21% primarily relates to the discrete items noted above and a benefit from our foreign derived intangible income deduction provided for in the Tax Act, partially offset by an overall higher effective tax rate in the foreign jurisdictions in which we operate. The difference between our effective tax rate for the three and six months ended June 30, 2017 and the then applicable U.S. statutory rate of 35% was primarily attributable to the discrete items noted above and an overall lower effective tax rate in the foreign jurisdictions in which we operate.
The Tax Act subjects a U.S. parent to the base erosion minimum tax ("BEAT") and a current tax on its global intangible low-taxed income ("GILTI"). We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We estimate that the impact from the BEAT and GILTI taxes will not be material to our income tax provision.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. If recent positive evidence provided by the profitability in our Brazilian subsidiary continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of its valuation allowance will exist within the next twelve months. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $20 million.
Based on positive evidence and future sources of income in the U.S., it is more likely than not that our foreign tax credits of approximately $750 million as of December 31, 2017, will be fully utilized.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Earnings per share — basic:
Goodyear net income	$157	$147	$232	$313
Weighted average shares outstanding	239	252	240	252
Earnings per common share — basic	$0.66	$0.58	$0.97	$1.24

Earnings per share — diluted:
Goodyear net income	$157	$147	$232	$313
Weighted average shares outstanding	239	252	240	252
Dilutive effect of stock options and other dilutive securities	2	4	2	4
Weighted average shares outstanding — diluted	241	256	242	256
Earnings per common share — diluted	$0.65	$0.58	$0.96	$1.23
Weighted average shares outstanding - diluted for the three and six months ended June 30, 2018 exclude approximately 2 million and 1 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). There were approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares for the three and six months ended June 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Sales:
Americas	$2,018	$2,029	$3,947	$3,987
Europe, Middle East and Africa	1,260	1,114	2,590	2,353
Asia Pacific	563	543	1,134	1,045
Net Sales	$3,841	$3,686	$7,671	$7,385
Segment Operating Income:
Americas	$154	$218	$281	$434
Europe, Middle East and Africa	100	80	178	181
Asia Pacific	70	71	146	144
Total Segment Operating Income	$324	$369	$605	$759
Less:
Rationalizations	$(2)	$27	$35	$56
Interest expense	78	89	154	176
Other (income) expense (Note 4)	45	16	82	24
Asset write-offs and accelerated depreciation	1	21	2	29
Corporate incentive compensation plans	3	12	7	27
Intercompany profit elimination	(1)	(2)	(4)	(5)
Retained expenses of divested operations	2	3	5	6
Other	15	13	28	17
Income before Income Taxes	$183	$190	$296	$429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales and Asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Rationalizations:
Americas	$—	$1	$3	$2
Europe, Middle East and Africa	(1)	26	26	53
Asia Pacific	—	—	3	1
Total Segment Rationalizations	$(1)	$27	$32	$56
Corporate	(1)	—	3	—
Total Rationalizations	$(2)	$27	$35	$56

Net (Gains) Losses on Asset Sales:
Americas	$(2)	$(2)	$(2)	$(3)
Europe, Middle East and Africa	—	(10)	2	(10)
Total Net (Gains) Losses on Asset Sales	$(2)	$(12)	$—	$(13)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$1	$21	$2	$29
Total Asset Write-offs and Accelerated Depreciation	$1	$21	$2	$29
NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2018, we had total credit arrangements of $8,632 million, of which $2,248 million were unused. At that date, 40% of our debt was at variable interest rates averaging 4.08%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases Due Within One Year and Short Term Financing Arrangements
At June 30, 2018, we had short term committed and uncommitted credit arrangements totaling $588 million, of which $253 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2018	2017
Notes payable and overdrafts	$335	$262
Weighted average interest rate	4.17%	5.00%

Chinese credit facilities	$57	$113
Other foreign and domestic debt (including capital leases)	229	278
Long term debt and capital leases due within one year	$286	$391
Weighted average interest rate	4.89%	6.86%
Total obligations due within one year	$621	$653
Long Term Debt and Capital Leases and Financing Arrangements
At June 30, 2018, we had long term credit arrangements totaling $8,044 million, of which $1,995 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	June 30, 2018		December 31, 2017
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$277		$275
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	291		300
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	340	3.26%	—	—
Second lien term loan facility due 2025	400	4.05%	400	3.50%
€550 million revolving credit facility due 2020	310	3.79%	—	—
Pan-European accounts receivable facility	177	0.94%	224	0.90%
Mexican credit facilities	340	3.83%	340	3.14%
Chinese credit facilities	173	4.99%	212	4.87%
Other foreign and domestic debt(1)	954	5.43%	967	6.02%
	6,012		5,468
Unamortized deferred financing fees	(39)		(41)
	5,973		5,427
Capital lease obligations	39		40
	6,012		5,467
Less portion due within one year	(286)		(391)
	$5,726		$5,076

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES
At June 30, 2018, we had $3,318 million of outstanding notes, compared to $3,325 million at December 31, 2017.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of June 30, 2018, our borrowing base, and therefore our availability, under this facility was $361 million below the facility's stated amount of $2.0 billion.
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
At June 30, 2018, we had $340 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
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
At June 30, 2018 and December 31, 2017, the amounts outstanding under this facility were $400 million.
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
At June 30, 2018, there were $140 million (€120 million) of borrowings outstanding under the German tranche, $170 million (€146 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2017, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
At June 30, 2018, the amounts available and utilized under this program totaled $177 million (€152 million). At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2017 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2018, the gross amount of receivables sold was $513 million, compared to $572 million at December 31, 2017.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have several financing arrangements in Mexico. At June 30, 2018 and December 31, 2017, the amounts available and utilized under these facilities were $340 million. The facilities ultimately mature in 2020. The facilities contain covenants relating to the Mexican and U.S. subsidiary and have customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the applicable facilities.
A Chinese subsidiary has several financing arrangements in China. At June 30, 2018, these non-revolving credit facilities had total unused availability of $123 million and can only be used to finance the expansion of our manufacturing facility in China. At June 30, 2018 and December 31, 2017, the amounts outstanding under these facilities were $173 million and $212 million, respectively. The facilities ultimately mature in 2025 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At June 30, 2018 and December 31, 2017, restricted cash related to funds obtained under these credit facilities was $9 million and $7 million, respectively.

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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	June 30,	December 31,
(In millions)	2018	2017
Fair Values — Current asset (liability):
Accounts receivable	$26	$3
Other current liabilities	(5)	(9)
At June 30, 2018 and December 31, 2017, these outstanding foreign currency derivatives had notional amounts of $1,928 million and $1,409 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $43 million and $45 million for the three and six months ended June 30, 2018, respectively, and net transaction losses on derivatives of $41 million and $45 million for the three and six months ended June 30, 2017, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2018	2017
Fair Values — Current asset (liability):
Accounts receivable	$5	$1
Other current liabilities	(2)	(8)
Fair Values — Long term asset (liability):
Other assets	$2	$—
Other long term liabilities	—	(2)
At June 30, 2018 and December 31, 2017, these outstanding foreign currency derivatives had notional amounts of $263 million and $250 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2018	2017	2018	2017
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(14)	$13	$(8)	$21
Amount of deferred (gain) loss reclassified from AOCL into CGS	3	(2)	7	(4)
Amounts excluded from effectiveness testing	(1)	—	(1)	(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There is no estimated net amount of deferred gains at June 30, 2018 that are expected to be reclassified to earnings within the next twelve months.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Assets:
Investments	$10	$11	$10	$11	$—	$—	$—	$—
Foreign Exchange Contracts	33	4	—	—	33	4	—	—
Total Assets at Fair Value	$43	$15	$10	$11	$33	$4	$—	$—

Liabilities:
Foreign Exchange Contracts	$7	$19	$—	$—	$7	$19	$—	$—
Total Liabilities at Fair Value	$7	$19	$—	$—	$7	$19	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(In millions)	2018	2017
Fixed Rate Debt(1):
Carrying amount — liability	$3,604	$3,616
Fair value — liability	3,541	3,786

Variable Rate Debt(1):
Carrying amount — liability	$2,369	$1,811
Fair value — liability	2,353	1,811

(1)
Excludes Notes Payable and Overdrafts of $335 million and $262 million at June 30, 2018 and December 31, 2017, respectively, of which $184 million and $110 million, respectively, are at fixed rates and $151 million and $152 million, respectively, are at variable rates.  The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $3,618 million and $3,857 million at June 30, 2018 and December 31, 2017, respectively, were estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Service cost	$1	$1	$2	$2
Interest cost	39	41	79	81
Expected return on plan assets	(54)	(61)	(109)	(121)
Amortization of net losses	28	28	56	56
Net periodic pension cost	$14	$9	$28	$18
Net curtailments/settlements/termination benefits	3	1	3	1
Total defined benefit pension cost	$17	$10	$31	$19

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Service cost	$7	$8	$14	$15
Interest cost	17	18	35	35
Expected return on plan assets	(18)	(20)	(36)	(39)
Amortization of net losses	8	8	15	16
Net periodic pension cost	$14	$14	$28	$27

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments and settlements are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2018. For the three and six months ended June 30, 2018, we contributed $8 million and $19 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2018 and 2017 was $28 million in both periods, and for the six months ended June 30, 2018 and 2017 was $57 million and $58 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense (credit) for the three months ended June 30, 2018 and 2017 was $3 million and $(1) million, respectively, and for the six months ended June 30, 2018 and 2017 was $6 million and $(3) million, respectively.
NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.8 million restricted stock units and 0.2 million performance share units during the six months ended June 30, 2018 under our stock compensation plans.
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $29.46 for restricted stock units and $29.04 for performance share units granted during the six months ended June 30, 2018.
We recognized stock-based compensation expense of $3 million and $5 million during the three and six months ended June 30, 2018, respectively. At June 30, 2018, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $39 million and is expected to be recognized over the remaining vesting period of the respective grants, through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the second quarter of 2022. We recognized stock-based compensation expense of $6 million and $12 million during the three and six months ended June 30, 2017, respectively.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $46 million at both June 30, 2018 and December 31, 2017, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $11 million and $10 million were included in Other Current Liabilities at June 30, 2018 and December 31, 2017, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $237 million and $243 million for anticipated costs related to workers’ compensation at June 30, 2018 and December 31, 2017, respectively. Of these amounts, $46 million and $45 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2018 and December 31, 2017, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2018 and December 31, 2017, the liability was discounted using a risk-free rate of return. At June 30, 2018, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $317 million and $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2018 and December 31, 2017, respectively. Of these amounts, $52 million and $55 million was included in Other Current Liabilities at June 30, 2018 and December 31, 2017, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2018, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $4 million and within Other Assets of $31 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 140,400 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $537 million through June 30, 2018 and $529 million through December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2018	December 31, 2017
Pending claims, beginning of period	54,300	64,400
New claims filed	900	1,900
Claims settled/dismissed	(5,700)	(12,000)
Pending claims, end of period	49,500	54,300
Payments (1)	$7	$16

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $168 million and $167 million at June 30, 2018 and December 31, 2017, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $116 million and $113 million at June 30, 2018 and December 31, 2017, respectively. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $15 million was included in Current Assets as part of Accounts Receivable at June 30, 2018 and December 31, 2017, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €119 million ($139 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $78 million and $82 million at June 30, 2018 and December 31, 2017, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees. In 2017, we issued a guarantee of approximately $47 million in connection with an indirect tax assessment in EMEA. As of June 30, 2018, this guarantee amount has been reduced to $44 million. We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2018, this guarantee amount has been reduced to $33 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. CAPITAL STOCK
Dividends
In the first six months of 2018, we paid cash dividends of $67 million on our common stock. On July 14, 2018, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.14 per share of common stock, or approximately $33 million in the aggregate. The dividend will be paid on September 4, 2018 to stockholders of record as of the close of business on August 1, 2018. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter of 2018, we repurchased 2,976,414 shares at an average price, including commissions, of $25.20 per share, or $75 million in the aggregate. During the first six months of 2018, we repurchased 3,851,092 shares at an average price, including commissions, of $25.97 per share, or $100 million in the aggregate. Since 2013, we repurchased 47,820,749 shares at an average price, including commissions, of $29.56 per share, or $1,413 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first six months of 2018, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the six months ended June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$4,603	$247	$4,850	$4,507	$218	$4,725
Comprehensive income (loss):
Net income	232	12	244	313	10	323
Foreign currency translation, net of tax of ($8) in 2018 ($19 in 2017)	(133)	(16)	(149)	121	13	134
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $16 in 2018 ($21 in 2017)	53	—	53	39	—	39
(Increase)/Decrease in net actuarial losses, net of tax of $6 in 2018 ($1 in 2017)	19	—	19	3	—	3
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $2 in 2018 ($0 in 2017)	4	—	4	—	—	—
Deferred derivative gains (losses), net of tax of $2 in 2018 (($7) in 2017)	6	—	6	(14)	—	(14)
Reclassification adjustment for amounts recognized in income, net of tax of $2 in 2018 (($1) in 2017)	5	—	5	(3)	—	(3)
Other comprehensive income (loss)	(46)	(16)	(62)	146	13	159
Total comprehensive income (loss)	186	(4)	182	459	23	482
Adoption of new accounting standards updates (Note 1)	(1)	—	(1)	—	—	—
Dividends declared to minority shareholders	—	(7)	(7)	—	(5)	(5)
Stock-based compensation plans (Note 11)	8	—	8	12	—	12
Repurchase of common stock (Note 13)	(100)	—	(100)	(30)	—	(30)
Dividends declared (Note 13)	(67)	—	(67)	(50)	—	(50)
Common stock issued from treasury	3	—	3	11	—	11
Purchase of minority shares	5	(29)	(24)	—	—	—
Balance at end of period	$4,637	$207	$4,844	$4,909	$236	$5,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the six months ended June 30, 2018 and 2017:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications, net of tax	(133)	19	6	(108)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	57	5	62
Balance at June 30, 2018	$(1,048)	$(2,976)	$2	$(4,022)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$(4,198)
Other comprehensive income (loss) before reclassifications, net of tax	121	3	(14)	110
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	39	(3)	36
Balance at June 30, 2017	$(1,034)	$(3,011)	$(7)	$(4,052)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL	from AOCL		from AOCL
Amortization of prior service cost and unrecognized gains and losses	$34	$30	$69	$60	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	6	—	6	—	Other (Income) Expense
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	40	30	75	60
Tax effect	(10)	(11)	(18)	(21)	United States and Foreign Taxes
Net of tax	$30	$19	$57	$39	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$3	$(2)	$7	$(4)	Cost of Goods Sold
Tax effect	(1)	—	(2)	1	United States and Foreign Taxes
Net of tax	$2	$(2)	$5	$(3)	Goodyear Net Income

Total reclassifications	$32	$17	$62	$36	Goodyear Net Income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. SUBSEQUENT EVENT
On April 16, 2018, we announced an agreement to form a 50/50 joint venture with Bridgestone Americas, Inc. (“Bridgestone”) that will combine our Company-Owned Wholesale Distribution (“COWD”) business and Bridgestone’s tire wholesale warehouse business to create TireHub, a national tire distributor in the United States.
On July 1, 2018, TireHub commenced operations. Upon commencement, we transferred certain assets and liabilities of the COWD business to TireHub and expect to recognize a non-cash gain of approximately $285 million on the transaction in Other (Income) Expense in the third quarter of 2018. We also expect to record the fair value of the Company’s equity investment in TireHub of approximately $292 million in Other Assets in the third quarter of 2018. No cash was exchanged between the parties as part of the transaction.
NOTE 17. CONSOLIDATING FINANCIAL INFORMATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$135	$49	$791	$—	$975
Accounts Receivable, net	658	146	1,584	—	2,388
Accounts Receivable From Affiliates	—	198	—	(198)	—
Inventories	1,522	63	1,375	(19)	2,941
Prepaid Expenses and Other Current Assets	79	2	181	3	265
Total Current Assets	2,394	458	3,931	(214)	6,569
Goodwill	24	1	426	125	576
Intangible Assets	118	—	20	—	138
Deferred Income Taxes	1,598	31	402	4	2,035
Other Assets	249	49	506	—	804
Investments in Subsidiaries	4,294	517	—	(4,811)	—
Property, Plant and Equipment, net	2,470	427	4,363	(27)	7,233
Total Assets	$11,147	$1,483	$9,648	$(4,923)	$17,355
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$928	$119	$1,833	$—	$2,880
Accounts Payable to Affiliates	65	—	133	(198)	—
Compensation and Benefits	281	14	216	—	511
Other Current Liabilities	345	(9)	485	—	821
Notes Payable and Overdrafts	—	—	335	—	335
Long Term Debt and Capital Leases Due Within One Year	59	—	227	—	286
Total Current Liabilities	1,678	124	3,229	(198)	4,833
Long Term Debt and Capital Leases	3,886	167	1,673	—	5,726
Compensation and Benefits	589	97	683	—	1,369
Deferred Income Taxes	—	—	99	—	99
Other Long Term Liabilities	357	9	118	—	484
Total Liabilities	6,510	397	5,802	(198)	12,511
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	237	—	—	—	237
Other Equity	4,400	1,086	3,639	(4,725)	4,400
Goodyear Shareholders’ Equity	4,637	1,086	3,639	(4,725)	4,637
Minority Shareholders’ Equity — Nonredeemable	—	—	207	—	207
Total Shareholders’ Equity	4,637	1,086	3,846	(4,725)	4,844
Total Liabilities and Shareholders’ Equity	$11,147	$1,483	$9,648	$(4,923)	$17,355

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended June 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,834	$329	$2,406	$(728)	$3,841
Cost of Goods Sold	1,464	335	1,899	(749)	2,949
Selling, Administrative and General Expense	258	8	322	—	588
Rationalizations	(1)	—	(1)	—	(2)
Interest Expense	56	5	22	(5)	78
Other (Income) Expense	14	3	8	20	45
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	43	(22)	156	6	183
United States and Foreign Taxes	(37)	(5)	62	(1)	19
Equity in Earnings of Subsidiaries	77	12	—	(89)	—
Net Income (Loss)	157	(5)	94	(82)	164
Less: Minority Shareholders’ Net Income	—	—	7	—	7
Goodyear Net Income (Loss)	$157	$(5)	$87	$(82)	$157
Comprehensive Income (Loss)	$2	$(25)	$(123)	$137	$(9)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(11)	—	(11)
Goodyear Comprehensive Income (Loss)	$2	$(25)	$(112)	$137	$2

	Consolidating Statements of Operations
	Three Months Ended June 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,863	$290	$2,316	$(783)	$3,686
Cost of Goods Sold	1,459	284	1,840	(798)	2,785
Selling, Administrative and General Expense	247	9	322	1	579
Rationalizations	1	—	26	—	27
Interest Expense	69	2	31	(13)	89
Other (Income) Expense	4	2	(15)	25	16
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	83	(7)	112	2	190
United States and Foreign Taxes	17	(3)	20	2	36
Equity in Earnings of Subsidiaries	81	16	—	(97)	—
Net Income (Loss)	147	12	92	(97)	154
Less: Minority Shareholders’ Net Income	—	—	7	—	7
Goodyear Net Income (Loss)	$147	$12	$85	$(97)	$147
Comprehensive Income (Loss)	$198	$13	$146	$(145)	$212
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	14	—	14
Goodyear Comprehensive Income (Loss)	$198	$13	$132	$(145)	$198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Six Months Ended June 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,518	$638	$4,863	$(1,348)	$7,671
Cost of Goods Sold	2,829	608	3,877	(1,389)	5,925
Selling, Administrative and General Expense	517	18	644	—	1,179
Rationalizations	5	—	30	—	35
Interest Expense	110	10	45	(11)	154
Other (Income) Expense	24	10	8	40	82
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	33	(8)	259	12	296
United States and Foreign Taxes	(40)	(2)	92	2	52
Equity in Earnings of Subsidiaries	159	34	—	(193)	—
Net Income (Loss)	232	28	167	(183)	244
Less: Minority Shareholders’ Net Income	—	—	12	—	12
Goodyear Net Income (Loss)	$232	$28	$155	$(183)	$232
Comprehensive Income (Loss)	$186	$30	$32	$(66)	$182
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(4)	—	(4)
Goodyear Comprehensive Income (Loss)	$186	$30	$36	$(66)	$186

	Consolidating Statements of Operations
	Six Months Ended June 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,630	$589	$4,618	$(1,452)	$7,385
Cost of Goods Sold	2,837	557	3,634	(1,483)	5,545
Selling, Administrative and General Expense	506	17	632	—	1,155
Rationalizations	2	—	54	—	56
Interest Expense	134	4	62	(24)	176
Other (Income) Expense	(13)	6	(15)	46	24
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	164	5	251	9	429
United States and Foreign Taxes	60	—	49	(3)	106
Equity in Earnings of Subsidiaries	209	31	—	(240)	—
Net Income (Loss)	313	36	202	(228)	323
Less: Minority Shareholders’ Net Income	—	—	10	—	10
Goodyear Net Income (Loss)	$313	$36	$192	$(228)	$313
Comprehensive Income (Loss)	$459	$41	$340	$(358)	$482
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	23	—	23
Goodyear Comprehensive Income (Loss)	$459	$41	$317	$(358)	$459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$457	$(9)	$(336)	$(196)	$(84)
Cash Flows from Investing Activities:
Capital Expenditures	(180)	(41)	(220)	(1)	(442)
Asset Dispositions	—	2	—	—	2
Short Term Securities Acquired	—	—	(30)	—	(30)
Short Term Securities Redeemed	—	—	38	—	38
Capital Contributions and Loans Incurred	(306)	—	(213)	519	—
Capital Redemptions and Loans Paid	69	—	430	(499)	—
Other Transactions	(38)	—	—	—	(38)
Total Cash Flows from Investing Activities	(455)	(39)	5	19	(470)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	575	—	437	—	1,012
Short Term Debt and Overdrafts Paid	(575)	—	(345)	—	(920)
Long Term Debt Incurred	1,605	15	1,924	—	3,544
Long Term Debt Paid	(1,267)	—	(1,666)	—	(2,933)
Common Stock Issued	3	—	—	—	3
Common Stock Repurchased	(100)	—	—	—	(100)
Common Stock Dividends Paid	(67)	—	—	—	(67)
Capital Contributions and Loans Incurred	213	52	254	(519)	—
Capital Redemptions and Loans Paid	(430)	—	(69)	499	—
Intercompany Dividends Paid	—	—	(197)	197	—
Transactions with Minority Interests in Subsidiaries	—	—	(26)	—	(26)
Debt Related Costs and Other Transactions	7	—	(1)	—	6
Total Cash Flows from Financing Activities	(36)	67	311	177	519
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	(2)	(23)	—	(25)
Net Change in Cash, Cash Equivalents and Restricted Cash	(34)	17	(43)	—	(60)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	201	32	877	—	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Period	$167	$49	$834	$—	$1,050

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
On April 16, 2018, we announced an agreement to form a 50/50 joint venture with Bridgestone Americas, Inc. (“Bridgestone”) that will combine our company-owned wholesale distribution business and Bridgestone’s tire wholesale warehouse business to create TireHub, LLC (“TireHub”), a national tire distributor in the United States. TireHub will provide U.S. tire dealers and retailers with a comprehensive range of passenger and light truck tires from two of the world’s leading tire companies, with an emphasis on satisfying the rapidly growing demand for larger rim diameter premium tires. The transaction closed on July 1, 2018, and TireHub will become our sole authorized national tire distributor in the United States.
In connection with the ramp-up of TireHub’s operations, the Company plans to transition volume representing approximately 10 million units of annual sales to TireHub and other aligned distributors to maximize our geographic reach and customer service capabilities. TireHub has more than 80 distribution and warehouse locations throughout the United States and is expected to have the scale to reach the vast majority of retail locations in the U.S. daily. TireHub is also expected to provide a superior, fully integrated distribution, warehousing, sales and delivery solution that is expected to provide enhanced fill rates and turnaround times — enabling dealers to quickly access the products they need and manage the growing complexity in the tire business driven by SKU proliferation.
Results of Operations
In the second quarter of 2018, we experienced strong demand for our products, particularly with respect to consumer replacement tires in Europe and the United States. However, macro-economic industry conditions are becoming increasingly challenging, including rising raw material costs, a stronger U.S. dollar and softening market conditions in China.
Our second quarter of 2018 results reflect a 4.3% increase in tire unit shipments compared to the second quarter of 2017. In the second quarter of 2018, we realized approximately $77 million of cost savings, including raw material cost saving measures of approximately $9 million, which exceeded the impact of general inflation. Our raw material costs, including cost saving measures, increased by approximately 3% in the second quarter of 2018 compared to the second quarter of 2017.
Net sales in the second quarter of 2018 were $3,841 million, compared to $3,686 million in the second quarter of 2017. Net sales increased in the second quarter of 2018 due primarily to higher tire unit volumes, improvements in price and product mix and favorable foreign currency translation. These increases were partially offset by lower sales in other tire-related businesses, primarily related to retail, retread and race tire sales, partially offset by an increase in chemical sales.
In the second quarter of 2018, Goodyear net income was $157 million, or $0.65 per share, compared to $147 million, or $0.58 per share, in the second quarter of 2017. The increase in Goodyear net income in the second quarter of 2018 compared to the second quarter of 2017 was primarily driven by lower rationalization charges, lower accelerated depreciation and lower income taxes. These increases in net income were partially offset by lower segment operating income, expenses related to the TireHub transaction, and repair costs related to the hurricanes that occurred in the third quarter of 2017.
Our total segment operating income for the second quarter of 2018 was $324 million, compared to $369 million in the second quarter of 2017. The $45 million decrease in segment operating income was primarily due to higher raw material costs of $34 million, decreases in price and product mix of $30 million, lower income in other tire-related businesses of $10 million, and higher research and development costs of $10 million. These decreases in operating income were partially offset by higher volume of $35 million, primarily in EMEA, and lower conversion costs of $28 million, primarily in Americas. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first six months of 2018 were $7,671 million, compared to $7,385 million in the first six months of 2017. Net sales increased in the first six months of 2018 due primarily to favorable foreign currency translation, improvements in price and product mix and higher tire unit volumes. These increases were partially offset by lower sales in other tire-related businesses, primarily related to retail, retread and race tire sales, partially offset by an increase in chemical sales.
In the first six months of 2018, Goodyear net income was $232 million, or $0.96 per share, compared to $313 million, or $1.23 per share, in the first six months of 2017. The decrease in Goodyear net income was primarily driven by lower segment operating income, expenses related to the TireHub transaction, and repair costs related to the hurricanes that occurred in the third quarter of

2017. These decreases in net income were partially offset by lower income taxes, lower accelerated depreciation, lower interest expense and lower rationalization charges.
Our total segment operating income for the first six months of 2018 was $605 million, compared to $759 million in the first six months of 2017. The $154 million decrease in segment operating income was due primarily to higher raw material costs of $107 million, decreases in price and product mix of $46 million, primarily in Americas, lower income in other tire-related businesses of $20 million, and higher research and development costs of $17 million. These decreases in operating income were partially offset by lower conversion costs of $35 million, primarily in EMEA and Asia Pacific, higher volume of $15 million, primarily in EMEA, and favorable foreign currency translation of $11 million, primarily in EMEA. Refer to "Results of Operations — Segment Information” for additional information.
At June 30, 2018, we had $975 million of Cash and cash equivalents as well as $2,248 million of unused availability under our various credit agreements, compared to $1,043 million and $3,196 million, respectively, at December 31, 2017. Cash and cash equivalents decreased by $68 million from December 31, 2017 due primarily to cash used for working capital of $444 million, capital expenditures of $442 million, common stock repurchases and dividends of $167 million, rationalization payments of $131 million, pension contributions and direct payments of $42 million, and a decrease in accrued interest of $31 million. These uses of cash were partially offset by net income of $244 million, which includes net non-cash charges of $337 million for depreciation and amortization as well as our provision for deferred income taxes, and net borrowings of $703 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We now expect that our full-year tire unit volume for 2018 will be up approximately 1% to 1.5% compared to 2017 and for overhead absorption to be approximately $45 million better in 2018 compared to 2017, both of which were reduced from our prior outlook to reflect softening market conditions in China. We now expect cost savings to more than offset general inflation in 2018 by approximately $115 million. Based on current spot rates, we now expect foreign currency translation to negatively affect segment operating income by approximately $30 million in 2018 compared to 2017.
Based on current raw material spot prices, for the full year of 2018, we expect our raw material costs will be up approximately $190 million compared to 2017, excluding raw material cost saving measures, and we expect a headwind of approximately $165 million from price and product mix net of those raw material costs. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2018 and 2017
Net sales in the second quarter of 2018 were $3,841 million, increasing $155 million, or 4.2%, from $3,686 million in the second quarter of 2017. Goodyear net income was $157 million, or $0.65 per share, in the second quarter of 2018, compared to $147 million, or $0.58 per share, in the second quarter of 2017.
Net sales increased in the second quarter of 2018, due primarily to higher tire unit volume of $130 million, primarily in EMEA, increases in price and product mix of $26 million and favorable foreign currency translation of $10 million. These increases were partially offset by lower sales in other tire-related businesses of $12 million, primarily related to retail, retread and race tire sales, partially offset by an increase in chemical sales.
Worldwide tire unit sales in the second quarter of 2018 were 39.0 million units, increasing 1.6 million units, or 4.3%, from 37.4 million units in the second quarter of 2017. Replacement tire volume increased 1.2 million units, or 4.7%, primarily in EMEA. OE tire volume increased 0.4 million units, or 3.4%, primarily due to consumer demand in Asia Pacific, as well as global commercial shipments.
Cost of goods sold (“CGS”) in the second quarter of 2018 was $2,949 million, increasing $164 million, or 5.9%, from $2,785 million in the second quarter of 2017. CGS increased due to higher tire volume of $95 million, primarily in EMEA, higher costs related to product mix of $56 million, higher raw material costs of $34 million, primarily in Americas and EMEA, and foreign currency translation of $5 million. These increases were partially offset by lower conversion costs of $28 million, primarily in Americas.

CGS in the second quarter of 2018 included pension expense of $3 million, compared to $4 million in 2017. CGS in the second quarter of 2018 included accelerated depreciation of $1 million ($1 million after-tax and minority) compared to $21 million ($16 million after-tax and minority) in the second quarter of 2017 primarily related to the closure of our manufacturing facility in Philippsburg, Germany. CGS in the second quarter of 2018 and 2017 also included incremental savings from rationalization plans of $17 million and $9 million, respectively. CGS was 76.8% of sales in the second quarter of 2018 compared to 75.6% in the second quarter of 2017.
Selling, administrative and general expense ("SAG") in the second quarter of 2018 was $588 million, increasing $9 million, or 1.6%, from $579 million in the second quarter of 2017. SAG increased primarily due to increases in various administrative costs of $17 million and foreign currency translation of $5 million. These increases were partially offset by lower wages and benefits of $12 million, primarily due to lower incentive compensation.
SAG in the second quarter of 2018 and 2017 included pension expense of $5 million for both periods. SAG in the second quarter of 2018 and 2017 also included incremental savings from rationalization plans of $9 million for both periods. SAG was 15.3% of sales in the second quarter of 2018, compared to 15.7% in the second quarter of 2017.
We recorded net rationalization reversals of $2 million ($1 million after-tax and minority) in the second quarter of 2018 and net rationalization charges of $27 million ($20 million after-tax and minority) in the second quarter of 2017. In the second quarter of 2018, we recorded charges of $1 million for rationalization actions initiated during 2018, which primarily related to a global plan to reduce SAG headcount. We also recorded charges of $4 million related to prior year plans, primarily related to the closure our tire manufacturing facility in Philippsburg, Germany, and reversals of $7 million for actions no longer needed for their originally intended purpose. In the second quarter of 2017, we recorded charges of $3 million for rationalization actions initiated during 2017, which primarily related to SAG headcount reductions and a plan to improve operating efficiency in EMEA. We also recorded charges of $24 million related to prior year plans, primarily related to the closure our tire manufacturing facility in Philippsburg, Germany, the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA.
Interest expense in the second quarter of 2018 was $78 million, decreasing $11 million, or 12.4%, from $89 million in the second quarter of 2017. The decrease was due to a lower average interest rate of 4.95% in the second quarter of 2018 compared to 5.93% in the second quarter of 2017, partially offset by a higher average debt balance of $6,303 million in the second quarter of 2018 compared to $6,005 million in the second quarter of 2017. In addition, interest expense in the second quarter of 2017 included charges of $6 million ($4 million after-tax and minority) related to the write-off of deferred financing fees.
Other (Income) Expense in the second quarter of 2018 was $45 million, compared to $16 million in the second quarter of 2017. Other (Income) Expense in the second quarter of 2018 included charges of $10 million ($8 million after-tax and minority) for transaction costs related to TireHub, $8 million ($8 million after-tax and minority) for hurricane related expenses, pension settlement charges of $3 million ($2 million after-tax and minority), net gains on asset sales of $2 million ($1 million after-tax and minority), and a benefit of $2 million ($1 million after-tax and minority) related to the recovery of past costs from one of our asbestos insurers. Other (Income) Expense in the second quarter of 2017 included charges of $25 million ($15 million after-tax and minority) related to the redemption of certain notes and gains on asset sales of $12 million ($12 million after-tax and minority), primarily related to the sale of a former wire plant site in Luxembourg.
For the second quarter of 2018, we recorded tax expense of $19 million on income before income taxes of $183 million. Income tax expense for the three months ended June 30, 2018 includes discrete benefits of $28 million ($28 million after minority interest). The discrete tax benefit includes a benefit of $25 million from recording foreign tax credits on dividends, primarily from subsidiaries in Japan and Singapore, to the United States, and a benefit of $4 million to decrease our provisional tax obligation for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 in the United States. In the second quarter of 2017, we recorded tax expense of $36 million on income before income taxes of $190 million. Income tax expense for the three months ended June 30, 2017 was favorably impacted by $9 million ($9 million after minority interest) of various discrete tax adjustments. For further information, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes, in this Form 10-Q.
Minority shareholders’ net income in the second quarter of 2018 and 2017 was $7 million for both periods.
Six Months Ended June 30, 2018 and 2017
Net sales in the first six months of 2018 were $7,671 million, increasing $286 million, or 3.9%, from $7,385 million in the first six months of 2017. Goodyear net income was $232 million, or $0.96 per share, in the first six months of 2018, compared to $313 million, or $1.23 per share, in the first six months of 2017.
Net sales increased in the first six months of 2018, due primarily to favorable foreign currency translation of $176 million, primarily in EMEA, improvements in price and product mix of $90 million, primarily in EMEA and Asia Pacific, and higher tire unit volume of $47 million, primarily in EMEA and Asia Pacific. These increases were partially offset by lower sales in other tire-related businesses of $29 million, primarily related to retail, retread and race tire sales, partially offset by an increase in chemical sales.

Worldwide tire unit sales in the first six months of 2018 were 78.0 million units, increasing 0.6 million units, or 0.8%, from 77.4 million units in the first six months of 2017. Replacement tire volume increased 0.7 million units, or 1.2%, primarily in EMEA. OE tire volume decreased 0.1 million units, or 0.3%, primarily in EMEA and Americas, partially offset by an increase in Asia Pacific.
CGS in the first six months of 2018 was $5,925 million, increasing $380 million, or 6.9%, from $5,545 million in the first six months of 2017. CGS increased due to higher costs related to product mix of $136 million, foreign currency translation of $132 million, primarily in EMEA, higher raw material costs of $107 million, and higher tire unit volume of $32 million. These increases were partially offset by lower conversion costs of $35 million, primarily in EMEA and Asia Pacific.
CGS in the first six months of 2018 included pension expense of $7 million, compared to $8 million in 2017. CGS in the first six months of 2018 and 2017 also included accelerated depreciation of $2 million ($1 million after-tax and minority) and $29 million ($21 million after-tax and minority), respectively, primarily related to the closure of our manufacturing facility in Philippsburg, Germany. CGS in the first six months of 2018 and 2017 also included incremental savings from rationalization plans of $30 million and $13 million, respectively. CGS was 77.2% of sales in the first six months of 2018 compared to 75.1% in the first six months of 2017.
SAG in the first six months of 2018 was $1,179 million, increasing $24 million, or 2.1%, from $1,155 million in the first six months of 2017. SAG increased primarily due to foreign currency translation of $33 million, primarily in EMEA, and increases in various administrative costs of $29 million. These increases were partially offset by lower wages and benefits of $41 million, primarily related to lower incentive compensation.
SAG in the first six months of 2018 and 2017 included pension expense of $9 million for both periods. SAG in the first six months of 2018 and 2017 also included incremental savings from rationalization plans of $18 million for both periods. SAG was 15.4% of sales in the first six months of 2018, compared to 15.6% in the first six months of 2017.
We recorded net rationalization charges of $35 million ($25 million after-tax and minority) in the first six months of 2018 and $56 million ($40 million after-tax and minority) in the first six months of 2017. In the first six months of 2018, we recorded charges of $32 million for rationalization actions initiated during 2018, which primarily related to a global plan to reduce SAG headcount and a plan to improve operating efficiency in EMEA. We also recorded charges of $15 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and reversals of $12 million for actions no longer needed for their originally intended purpose. In the first six months of 2017, we recorded charges of $26 million for rationalization actions initiated during 2017, which primarily related to SAG headcount reductions and a plan to improve operating efficiency in EMEA. We also recorded charges of $30 million related to prior year plans, primarily related to the closure our tire manufacturing facility in Philippsburg, Germany, the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to transfer consumer tire production from our manufacturing facility in Wittlich, Germany to other manufacturing facilities in EMEA.
Interest expense in the first six months of 2018 was $154 million, decreasing $22 million, or 12.5%, from $176 million in the first six months of 2017. The decrease was due to a lower average interest rate of 5.01% in the first six months of 2018 compared to 6.01% in the first six months of 2017, partially offset by a higher average debt balance of $6,149 million in the first six months of 2018 compared to $5,855 million in the first six months of 2017. In addition, interest expense for the six months ended June 30, 2017 included charges of $6 million ($4 million after-tax and minority) related to the write-off of deferred financing fees.
Other (Income) Expense in the first six months of 2018 was $82 million of expense, compared to $24 million of expense in the first six months of 2017. Other (Income) Expense in the first six months of 2018 included charges of $14 million ($11 million after-tax and minority) for transaction costs related to TireHub, $11 million ($11 million after-tax and minority) for hurricane related expenses, $9 million ($7 million after-tax and minority) related to a one-time expense from the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory, pension settlement charges of $3 million ($2 million after-tax and minority), and a benefit of $2 million ($1 million after-tax and minority) related to the recovery of past costs from one of our asbestos insurers. Other (Income) Expense in the first six months of 2017 included charges of $25 million ($15 million after-tax and minority) related to the redemption of certain notes and net gains on asset sales of $13 million ($12 million after-tax and minority), primarily related to the sale of a former wire plant site in Luxembourg.
In the first six months of 2018, we recorded income tax expense of $52 million on income before income taxes of $296 million. Income tax expense for the six months ended June 30, 2018 includes net discrete benefits of $21 million ($21 million after minority interest). The net discrete tax benefit includes a second quarter benefit of $25 million from recording foreign tax credits on dividends, primarily from subsidiaries in Japan and Singapore, to the United States, and a first quarter charge of $7 million and a second quarter benefit of $4 million to adjust our provisional tax obligation for the one-time transition tax imposed by the Tax Act. In the first six months of 2017, we recorded income tax expense of $106 million on income before income taxes of $429 million. Income tax expense in the first six months of 2017 was favorably impacted by $11 million ($11 million after minority interest) of various discrete tax adjustments. For further information, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes, in this Form 10-Q.

For the six months ending June 30, 2018, changes to our unrecognized tax benefits did not, and for the full year of 2018 are not expected to, have a significant impact on our financial position or results of operations.
Minority shareholders’ net income in the first six months of 2018 was $12 million, compared to $10 million in 2017.
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
Total segment operating income in the second quarter of 2018 was $324 million, decreasing $45 million, or 12.2%, from $369 million in the second quarter of 2017. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2018 was 8.4%, compared to 10.0% in the second quarter of 2017. Total segment operating income in the first six months of 2018 was $605 million, decreasing $154 million, or 20.3%, from $759 million in the first six months of 2017. Total segment operating margin in the first six months of 2018 was 7.9%, compared to 10.3% in the first six months of 2017.
Americas

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2018	2017	Change	Change	2018	2017	Change	Change
Tire Units	17.3	17.1	0.2	1.5%	34.0	34.3	(0.3)	(0.7)%
Net Sales	$2,018	$2,029	$(11)	(0.5)%	$3,947	$3,987	$(40)	(1.0)%
Operating Income	154	218	(64)	(29.4)%	281	434	(153)	(35.3)%
Operating Margin	7.6%	10.7%			7.1%	10.9%
Three Months Ended June 30, 2018 and 2017
Americas unit sales in the second quarter of 2018 increased 0.2 million units, or 1.5%, to 17.3 million units. Replacement tire volume increased 0.1 million units, or 1.5%, primarily in our consumer business in the United States driven by growth with third party retailers, partially offset by the impacts of the TireHub transaction. OE tire volume increased 0.1 million units, or 1.7%, driven by growth in both commercial and consumer. Replacement and OE tire volumes increased despite the impact of a national transportation strike in Brazil.
Net sales in the second quarter of 2018 were $2,018 million, decreasing $11 million, or 0.5%, from $2,029 million in the second quarter of 2017. The decrease in net sales was primarily due to unfavorable foreign currency translation of $24 million, primarily related to the Brazilian real, and decreases in price and product mix of $15 million. These decreases were partially offset by higher tire unit volume of $24 million and higher sales in other tire-related businesses of $5 million, primarily due to an increase in third-party sales of chemical products.
Operating income in the second quarter of 2018 was $154 million, decreasing $64 million, or 29.4%, from $218 million in the second quarter of 2017. The decrease in operating income was due to lower price and product mix of $32 million, higher raw material costs of $27 million, higher SAG of $10 million, driven by additional advertising costs, charges related to a supply contract of $5 million, incremental start-up costs of $3 million associated with our new plant in San Luis Potosi, Mexico, and foreign currency translation of $3 million. These decreases in operating income were partially offset by lower conversion costs of $16 million, primarily due to improved productivity, and higher tire volume of $6 million. SAG included incremental savings from rationalization plans of $4 million. During the second quarter of 2018, Americas operating income was negatively impacted by about $7 million ($5 million after-tax and minority) as a result of the national transportation strike in Brazil.

Operating income in the second quarter of 2018 excluded net gains on asset sales of $2 million. Operating income in the second quarter of 2017 excluded net gains on asset sales of $2 million and rationalization charges of $1 million.
Six Months Ended June 30, 2018 and 2017
Americas unit sales in the first six months of 2018 decreased 0.3 million units, or 0.7%, to 34.0 million units. Replacement tire volume decreased 0.2 million units, or 0.6%, primarily in our consumer business in Brazil and Mexico. Volume declines in Mexico were driven by decreased industry demand and declines in Brazil were primarily due to the national transportation strike in May. OE tire volume decreased 0.1 million units, or 0.9%, primarily in our consumer business in the U.S., driven by production declines, partially offset by an increase in our consumer business in Brazil, despite the impact of the national transportation strike.
Net sales in the first six months of 2018 were $3,947 million, decreasing $40 million, or 1.0%, from $3,987 million in the first six months of 2017. The decrease in net sales was primarily due to unfavorable foreign currency translation of $28 million, primarily related to the Brazilian real, and lower tire unit volume of $20 million. These decreases were partially offset by higher sales in our other tire-related businesses of $8 million, primarily due to an increase in third-party sales of chemical products.
Operating income in the first six months of 2018 was $281 million, decreasing $153 million, or 35.3%, from $434 million in the first six months of 2017. The decrease in operating income was due to lower price and product mix of $58 million, higher raw material costs of $54 million, charges related to a supply contract of $9 million, higher SAG of $9 million, primarily driven by additional advertising costs, incremental start-up costs of $8 million associated with our new plant in San Luis Potosi, Mexico, lower tire unit volume of $6 million, and foreign currency translation of $5 million. These decreases in operating income were partially offset by lower conversion costs of $8 million, primarily due to improved productivity. SAG included incremental savings from rationalization plans of $8 million.
Operating income in the first six months of 2018 excluded rationalization charges of $3 million and net gains on asset sales of $2 million. Operating income in the first six months of 2017 excluded net gains on asset sales of $3 million and rationalization charges of $2 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2018	2017	Change	Change	2018	2017	Change	Change
Tire Units	14.2	13.0	1.2	9.3%	28.9	28.5	0.4	1.3%
Net Sales	$1,260	$1,114	$146	13.1%	$2,590	$2,353	$237	10.1%
Operating Income	100	80	20	25.0%	178	181	(3)	(1.7)%
Operating Margin	7.9%	7.2%			6.9%	7.7%
Three Months Ended June 30, 2018 and 2017
Europe, Middle East and Africa unit sales in the second quarter of 2018 increased 1.2 million units, or 9.3%, to 14.2 million units. Replacement tire volume increased 1.2 million units, or 13.1%, primarily due to higher consumer replacement volumes driven by increased customer demand. OE tire volume in the second quarter of 2018 remained relatively consistent with the second quarter of 2017.
Net sales in the second quarter of 2018 were $1,260 million, increasing $146 million, or 13.1%, from $1,114 million in the second quarter of 2017. Net sales increased primarily due to higher tire unit volume of $96 million, improvements in price and product mix of $32 million, and favorable foreign currency translation of $28 million, primarily due to the strengthening of the euro. These increases were partially offset by lower sales in other tire-related businesses of $12 million, primarily related to retread and race tire sales.
Operating income in the second quarter of 2018 was $100 million, increasing $20 million, or 25.0%, from $80 million in the second quarter of 2017. Operating income increased due to higher volume of $26 million, improvements in price and product mix of $13 million, which more than offset higher raw material costs of $12 million, and lower conversion costs of $8 million, primarily related to better plant utilization following the closure of our manufacturing facility in Philippsburg, Germany. These increases in operating income were partially offset by lower income in other tire-related business of $9 million, higher research and development costs of $4 million, and higher SAG of $2 million. SAG and conversion costs included incremental savings from rationalization plans of $5 million and $17 million, respectively.
Operating income in the second quarter of 2018 excluded net rationalization reversals of $1 million and accelerated depreciation of $1 million. Operating income in the second quarter of 2017 excluded net rationalization charges of $26 million, primarily related to plans initiated to streamline operations and reduce complexity across EMEA, accelerated depreciation of $21 million, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and net gains on asset sales of $10 million, primarily related to the sale of a former wire plant site in Luxembourg.
Six Months Ended June 30, 2018 and 2017
Europe, Middle East and Africa unit sales in the first six months of 2018 increased 0.4 million units, or 1.3%, to 28.9 million units. Replacement tire volume increased 1.0 million units, or 4.8%, primarily in our consumer business driven by increased industry demand. OE tire volume decreased 0.6 million units, or 6.7%, primarily in our consumer business, driven by declines in the less than 17-inch rim size segment, primarily as a result of lower industry demand.
Net sales in the first six months of 2018 were $2,590 million, increasing $237 million, or 10.1%, from $2,353 million in the first six months of 2017. Net sales increased due to favorable foreign currency translation of $173 million, primarily due to the strengthening of the euro, improvements in price and product mix of $54 million and higher tire unit volume of $37 million. These increases were partially offset by lower sales in other tire-related businesses of $29 million, primarily related to retread and race tire sales.
Operating income in the first six months of 2018 was $178 million, decreasing $3 million, or 1.7%, from $181 million in the first six months of 2017. Operating income decreased due to higher raw material costs of $47 million, which more than offset improvements in price and product mix of $15 million, lower income in other tire-related businesses of $18 million, and higher research and development costs of $7 million. These decreases in operating income were partially offset by lower conversion costs of $17 million, primarily related to better plant utilization following the closure of our manufacturing facility in Philippsburg, Germany, lower SAG of $13 million, driven by lower wages and benefits, higher volume of $12 million and foreign currency translation of $9 million, mainly driven by the strengthening of the euro. SAG and conversion costs included incremental savings from rationalization plans of $10 million and $30 million, respectively.
Operating income in the first six months of 2018 excluded net rationalization charges of $26 million, primarily related to rationalization plans initiated to reduce SAG headcount and improve operating efficiency in EMEA, net losses on asset sales of $2 million and accelerated depreciation of $2 million.
Operating income in the first six months of 2017 excluded net rationalization charges of $53 million, primarily related to rationalization plans initiated to streamline operations and reduce complexity across EMEA, accelerated depreciation of $29 million, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and net gains on asset sales of $10 million, primarily related to the sale of a former wire plant site in Luxembourg.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2018	2017	Change	Change	2018	2017	Change	Change
Tire Units	7.5	7.3	0.2	2.0%	15.1	14.6	0.5	3.2%
Net Sales	$563	$543	$20	3.7%	$1,134	$1,045	$89	8.5%
Operating Income	70	71	(1)	(1.4)%	146	144	2	1.4%
Operating Margin	12.4%	13.1%			12.9%	13.8%
Three Months Ended June 30, 2018 and 2017
Asia Pacific unit sales in the second quarter of 2018 increased 0.2 million units, or 2.0%, to 7.5 million units. OE tire volume increased 0.3 million units, or 9.2%, primarily in our consumer business due to growth in China, which was tempered by softening market conditions. Replacement tire volume decreased 0.1 million units, or 2.6%, and was also impacted by softening market conditions in China.
Net sales in the second quarter of 2018 were $563 million, increasing $20 million, or 3.7%, from $543 million in the second quarter of 2017. Net sales increased due to higher unit volumes of $10 million, improvements in price and product mix of $9 million, and favorable foreign currency translation of $6 million, primarily related to the strengthening of the Chinese yuan. These increases were partially offset by lower sales in other tire-related businesses of $5 million, primarily in the retail business.
Operating income in the second quarter of 2018 was $70 million, decreasing $1 million, or 1.4%, from $71 million in the second quarter of 2017. Operating income decreased due to lower price and product mix of $11 million, which more than offset improvements in raw material costs of $5 million, higher research and development costs of $5 million, and lower income in other tire-related businesses of $3 million. These decreases in operating income were partially offset by lower SAG of $5 million, lower conversion costs of $4 million, and higher tire unit volume of $3 million.

Six Months Ended June 30, 2018 and 2017
Asia Pacific unit sales in the first six months of 2018 increased 0.5 million units, or 3.2%, to 15.1 million units. OE tire volume increased 0.6 million units, or 10.3%, primarily in our consumer business due to growth in China. Replacement tire volume decreased 0.1 million units, or 1.4%.
Net sales in the first six months of 2018 were $1,134 million, increasing $89 million, or 8.5%, from $1,045 million in the first six months of 2017. Net sales increased due to improvements in price and product mix of $36 million, favorable foreign currency translation of $31 million, primarily related to the strengthening of the Chinese yuan, and higher tire unit volume of $30 million. These increases were partially offset by lower sales in other tire-related businesses of $8 million, primarily in the retail business.
Operating income in the first six months of 2018 was $146 million, increasing $2 million, or 1.4%, from $144 million in the first six months of 2017. Operating income increased due to lower conversion costs of $10 million, primarily due to lower unabsorbed overhead, higher tire unit volume of $9 million, and favorable foreign currency translation of $7 million. These increases in operating income were partially offset by higher research and development costs of $8 million, higher raw material costs of $6 million, lower income in other tire-related businesses of $5 million, and lower price and product mix of $3 million.
Operating income in the first six months of 2018 excluded net rationalization charges of $3 million. Operating income in the first six months of 2017 excluded net rationalization charges of $1 million.
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
At June 30, 2018, we had $975 million in Cash and cash equivalents, compared to $1,043 million at December 31, 2017. For the six months ended June 30, 2018, net cash used by operating activities was $84 million, primarily driven by cash used for working capital of $444 million, rationalization payments of $131 million, pension contributions and direct payments of $42 million and lower accrued interest of $31 million. These decreases in cash were partially offset by cash derived from net income of $244 million, which includes net non-cash charges of $337 million for depreciation and amortization, as well as our provision for deferred income taxes. Net cash used in investing activities was $470 million, primarily reflecting capital expenditures. Net cash provided by financing activities was $519 million, primarily due to net borrowings of $703 million, partially offset by cash used for common stock repurchases and dividends of $167 million.
At June 30, 2018, we had $2,248 million of unused availability under our various credit agreements, compared to $3,196 million at December 31, 2017. The table below presents unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2018	2017
First lien revolving credit facility	$1,262	$1,667
European revolving credit facility	330	659
Chinese credit facilities	123	217
Other foreign and domestic debt	280	298
Notes payable and overdrafts	253	355
	$2,248	$3,196
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

We expect our 2018 cash flow needs to include capital expenditures of approximately $900 million. We also expect interest expense to range between $325 million and $350 million, restructuring payments to be approximately $185 million, dividends on our common stock to be approximately $135 million, and contributions to our funded non-U.S. pension plans to be approximately $25 million to $50 million. We expect working capital to be a use of cash of approximately $150 million in 2018. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2018 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2018, approximately $762 million of net assets, including $169 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used by operating activities was $84 million in the first six months of 2018, decreasing $101 million compared to net cash used by operating activities of $185 million in the first six months of 2017.
The decrease in net cash used by operating activities was driven by a $318 million decrease in cash used for working capital, partially offset by a $154 million decrease in operating income from our SBUs and a $77 million increase in cash used to fund rationalization payments, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. Cash used for inventory decreased by $260 million during the first half of 2018, reflecting lower comparative average raw material prices and a decrease in ending inventory units on hand. Accounts Payable — Trade increased, providing a year-over-year cash flow benefit of $63 million, primarily due to production increases during the second quarter of 2018 to support increased sales volume.
Investing Activities
Net cash used in investing activities was $470 million in the first six months of 2018, compared to $498 million in the first six months of 2017. Capital expenditures were $442 million in the first six months of 2018, compared to $497 million in the first six months of 2017. Beyond expenditures required to sustain our facilities, capital expenditures in 2018 and 2017 primarily related to the construction of a new manufacturing facility in Mexico and investments in additional capacity around the world.
Financing Activities
Net cash provided by financing activities was $519 million in the first six months of 2018, compared to net cash provided by financing activities of $426 million in the first six months of 2017. Financing activities in 2018 included net borrowings of $703 million, which were partially offset by common stock repurchases of $100 million, dividends on our common stock of $67 million, and minority share repurchases of $26 million. Financing activities in 2017 included net borrowings of $538 million, which were partially offset by dividends on our common stock of $50 million, debt related costs and other transactions of $38 million, primarily due to debt refinancing activities, and common stock repurchases of $30 million.
Credit Sources
In aggregate, we had total credit arrangements of $8,632 million available at June 30, 2018, of which $2,248 million were unused, compared to $8,963 million available at December 31, 2017, of which $3,196 million were unused. At June 30, 2018, we had long term credit arrangements totaling $8,044 million, of which $1,995 million were unused, compared to $8,346 million and $2,841 million, respectively, at December 31, 2017. At June 30, 2018, we had short term committed and uncommitted credit arrangements totaling $588 million, of which $253 million were unused, compared to $617 million and $355 million, respectively, at December 31, 2017. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At June 30, 2018, we had $3,318 million of outstanding notes, compared to $3,325 million at December 31, 2017.

$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2018, our borrowing base, and therefore our availability, under the facility was $361 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At June 30, 2018, we had $340 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At June 30, 2018, we had $353 million in letters of credit issued under these agreements.
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
At June 30, 2018 and December 31, 2017, the amounts outstanding under this facility were $400 million.
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
At June 30, 2018, there were $140 million (€120 million) of borrowings outstanding under the German tranche, $170 million (€146 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2017, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
At June 30, 2018, the amounts available and utilized under this program totaled $177 million (€152 million). At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first six months of 2018. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2018, the gross amount of receivables sold was $513 million, compared to $572 million at December 31, 2017.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at June 30, 2018 and December 31, 2017.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2018, our availability under this facility of $1,262 million, plus our Available Cash of $184 million, totaled $1,446 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2018, we were in compliance with this financial covenant.
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
At June 30, 2018, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first six months of 2018, we paid cash dividends of $67 million on our common stock. On July 14, 2018, the Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.14 per share of common stock, or approximately $33 million in the aggregate. The dividend will be paid on September 4, 2018 to stockholders of record as of the close of business on August 1, 2018. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the second quarter of 2018, we repurchased 2,976,414 shares at an average price, including commissions, of $25.20 per share, or $75 million in the aggregate. During the first six months of 2018, we repurchased 3,851,092 shares at an average price, including commissions, of $25.97 per share, or $100 million in the aggregate. Since 2013, we repurchased 47,820,749 shares at an average price, including commissions, of $29.56 per share, or $1,413 million in the aggregate.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2018, 40% of our debt was at variable interest rates averaging 4.08%.
The following table presents information about long term fixed rate debt, excluding capital leases, at June 30, 2018:

(In millions)
Carrying amount — liability	$3,604
Fair value — liability	3,541
Pro forma fair value — liability	3,685
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2018, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at June 30, 2018:

(In millions)
Fair value — asset (liability)	$26
Pro forma decrease in fair value	(187)
Contract maturities	7/18-6/20
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2018, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at June 30, 2018 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$31
Other current liabilities	(7)

Long term asset (liability):
Other assets	$2
Other long term liabilities	—

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2017, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 54,300 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2018, approximately 900 new claims were filed against us and approximately 5,700 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and first six months of 2018 was $4 million and $7 million, respectively. At June 30, 2018, there were approximately 49,500 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2017 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2017 Form 10-K for a discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2018.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
4/1/18-4/30/18	—	$—	—	$761,495,838
5/1/18-5/31/18	1,512,635	25.50	1,512,635	722,918,670
6/1/18-6/30/18	1,463,779	24.88	1,463,779	686,495,841
Total	2,976,414	$25.20	2,976,414	$686,495,841

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended June 30, 2018, we repurchased 2,976,414 shares at an average price, including commissions, of $25.20 per share, or $75 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits at page 50, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2018
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

10	Material Contracts

(a)	Letter Agreement, dated June 22, 2018, between the Company and Joseph Zekoski.	10.1

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 27, 2018	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)