Form 10-Q
period 2018-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2018-10-26
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2018:	233,010,046

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
EX-10.1
EX-10.2
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Net Sales (Note 2)	$3,928	$3,921	$11,599	$11,306
Cost of Goods Sold	3,028	3,054	8,953	8,599
Selling, Administrative and General Expense	553	545	1,732	1,700
Rationalizations (Note 3)	5	46	40	102
Interest Expense	82	84	236	260
Other (Income) Expense (Note 4)	(253)	30	(171)	54
Income before Income Taxes	513	162	809	591
United States and Foreign Tax Expense (Note 5)	159	30	211	136
Net Income	354	132	598	455
Less: Minority Shareholders’ Net Income	3	3	15	13
Goodyear Net Income	$351	$129	$583	$442
Goodyear Net Income — Per Share of Common Stock
Basic	$1.49	$0.52	$2.45	$1.76
Weighted Average Shares Outstanding (Note 6)	236	250	238	251
Diluted	$1.48	$0.50	$2.42	$1.73
Weighted Average Shares Outstanding (Note 6)	238	254	241	255

Cash Dividends Declared Per Common Share (Note 13)	$0.14	$0.10	$0.42	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Net Income	$354	$132	$598	$455
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $0 and ($8) in 2018 ($25 and $44 in 2017)	(86)	35	(235)	169
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $24 in 2018 ($10 and $31 in 2017)	26	18	79	57
(Increase)/Decrease in net actuarial losses, net of tax of ($4) and $2 in 2018 (($16) and ($15) in 2017)	(20)	(26)	(1)	(23)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $2 and $4 in 2018 ($9 and $9 in 2017)	9	15	13	15
Deferred derivative gains (losses), net of tax of $1 and $3 in 2018 (($2) and ($9) in 2017)	—	(5)	6	(19)
Reclassification adjustment for amounts recognized in income, net of tax of $0 and $2 in 2018 ($0 and ($1) in 2017)	1	1	6	(2)
Other Comprehensive Income (Loss)	(70)	38	(132)	197
Comprehensive Income (Loss)	284	170	466	652
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(6)	4	(10)	27
Goodyear Comprehensive Income	$290	$166	$476	$625
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions, except share data)	2018	2017
Assets:
Current Assets:
Cash and Cash Equivalents	$896	$1,043
Accounts Receivable, less Allowance — $117 ($116 in 2017)	2,670	2,025
Inventories:
Raw Materials	567	466
Work in Process	155	142
Finished Products	2,216	2,179
	2,938	2,787
Prepaid Expenses and Other Current Assets	249	224
Total Current Assets	6,753	6,079
Goodwill	572	595
Intangible Assets	137	139
Deferred Income Taxes (Note 5)	1,908	2,008
Other Assets	1,089	792
Property, Plant and Equipment, less Accumulated Depreciation — $10,199 ($10,078 in 2017)	7,132	7,451
Total Assets	$17,591	$17,064

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,819	$2,807
Compensation and Benefits (Notes 10 and 11)	517	539
Other Current Liabilities	795	1,026
Notes Payable and Overdrafts (Note 8)	445	262
Long Term Debt and Capital Leases due Within One Year (Note 8)	471	391
Total Current Liabilities	5,047	5,025
Long Term Debt and Capital Leases (Note 8)	5,604	5,076
Compensation and Benefits (Notes 10 and 11)	1,350	1,515
Deferred Income Taxes (Note 5)	95	100
Other Long Term Liabilities	495	498
Total Liabilities	12,591	12,214
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 233 and 240 million in 2018 and 2017 after deducting 45 and 38 million treasury shares in 2018 and 2017	233	240
Capital Surplus	2,125	2,295
Retained Earnings	6,525	6,044
Accumulated Other Comprehensive Loss	(4,083)	(3,976)
Goodyear Shareholders’ Equity	4,800	4,603
Minority Shareholders’ Equity — Nonredeemable	200	247
Total Shareholders’ Equity	5,000	4,850
Total Liabilities and Shareholders’ Equity	$17,591	$17,064
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Cash Flows from Operating Activities:
Net Income	$598	$455
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	589	586
Amortization and Write-Off of Debt Issuance Costs	11	17
Provision for Deferred Income Taxes	59	33
Net Pension Curtailments and Settlements	13	13
Net Rationalization Charges (Note 3)	40	102
Rationalization Payments	(151)	(96)
Net (Gains) Losses on Asset Sales (Note 4)	(1)	(14)
Gain on TireHub Transaction, Net of Transaction Costs (Note 4)	(273)	—
Pension Contributions and Direct Payments	(56)	(67)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(807)	(807)
Inventories	(254)	(254)
Accounts Payable — Trade	235	5
Compensation and Benefits	7	(27)
Other Current Liabilities	(119)	(51)
Other Assets and Liabilities	85	(49)
Total Cash Flows from Operating Activities	(24)	(154)
Cash Flows from Investing Activities:
Capital Expenditures	(615)	(683)
Asset Dispositions (Note 4)	2	9
Short Term Securities Acquired	(61)	(51)
Short Term Securities Redeemed	61	51
Notes Receivable	(50)	—
Other Transactions	(1)	(1)
Total Cash Flows from Investing Activities	(664)	(675)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,458	544
Short Term Debt and Overdrafts Paid	(1,267)	(523)
Long Term Debt Incurred	4,704	4,972
Long Term Debt Paid	(3,992)	(4,193)
Common Stock Issued	4	12
Common Stock Repurchased (Note 13)	(200)	(205)
Common Stock Dividends Paid (Note 13)	(100)	(75)
Transactions with Minority Interests in Subsidiaries	(27)	(6)
Debt Related Costs and Other Transactions	(3)	(69)
Total Cash Flows from Financing Activities	577	457
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(37)	51
Net Change in Cash, Cash Equivalents and Restricted Cash	(148)	(321)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	1,110	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Period	$962	$868
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
Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2018.
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
The impact of the adoption of the standards update on our Consolidated Statements of Operations for the nine month period ended September 30, 2018 was an increase of $7 million to Net Sales and an increase of $5 million to Net Income. There was no impact to Net Sales or Net Income for the three month period ended September 30, 2018.
The impact of the adoption of the standards update on our Consolidated Balance Sheet as of September 30, 2018 was as follows:

	As of September 30, 2018
		Balances
(In millions)	As Reported	Without Adoption	Effect of Change
Accounts Receivable	$2,670	$2,658	$12
Prepaid Expenses and Other Current Assets	249	238	11
Deferred Income Taxes — Asset	1,908	1,909	(1)
Accounts Payable — Trade	2,819	2,810	9
Other Current Liabilities	795	784	11
Retained Earnings	6,525	6,523	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We do not expect the impact of the adoption of this new standards update to be material to our consolidated financial statements on an ongoing basis.
Effective January 1, 2018, we adopted an accounting standards update intended to improve the financial statement presentation of pension and postretirement benefits cost. The new guidance requires employers that offer defined benefit pension or other postretirement benefit plans to report service cost in the same income statement line as compensation costs and to report non-service related costs separately from service cost outside a sub-total of income from operations, if one is presented. In addition, the new guidance allows only service cost to be capitalized. We applied the new guidance using the retrospective method. In alignment with the new standards update, we reclassified $15 million and $27 million of expense from Cost of Goods Sold ("CGS") and $11 million and $18 million of expense from Selling, Administrative and General Expense (“SAG”), including corporate related costs of $16 million and $22 million, to Other (Income) Expense for the three and nine months ended September 30, 2017, respectively. The provision of the new standards update that allows only service cost to be capitalized resulted in an additional one-time charge of $9 million which was recorded in Other (Income) Expense for the nine months ended September 30, 2018.
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
Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance requiring a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize as an asset. The standards update is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted, and may be applied retrospectively or as of the beginning of the period of adoption. The adoption of this accounting standards update is not expected to have a material impact on our consolidated financial statements.
In February 2018, the FASB issued an accounting standards update that allows an optional one-time reclassification from Accumulated Other Comprehensive Income (Loss) to Retained Earnings for the stranded tax effects resulting from the new corporate tax rate under the Tax Cuts and Jobs Act. The new guidance requires additional disclosures, regardless of whether the optional reclassification is elected. The standards update is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted, and may be applied retrospectively or as of the beginning of the period of adoption. Goodyear has elected not to adopt this optional reclassification.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

goodwill impairment testing performed in fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standards update is not expected to impact our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet. The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. The standards update is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. As originally issued, the standards update requires application at the beginning of the earliest comparative period presented at the time of adoption.  In July 2018, the FASB issued new guidance allowing entities the option to instead apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented.  We plan to elect this optional transition method. The standard also provides for certain practical expedients. We have completed aggregating our worldwide lease contracts, are currently in the process of evaluating those lease contracts and are implementing a new lease accounting system to support the accounting and disclosure requirements of this standards update. The adoption of this standards update will have a material impact on our financial statements as we have significant operating lease commitments that are off-balance sheet in accordance with current US GAAP.
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
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2018	2017
Cash and Cash Equivalents	$896	$822
Restricted Cash	66	46
Total Cash, Cash Equivalents and Restricted Cash	$962	$868

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. NET SALES
The following table shows disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,647	$1,184	$479	$3,310
Other tire and related sales	166	100	32	298
Retail services and service related sales	145	5	19	169
Chemical	146	—	—	146
Other	3	1	1	5
Net Sales by reportable segment	$2,107	$1,290	$531	$3,928

	Nine Months Ended September 30, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$4,721	$3,545	$1,508	$9,774
Other tire and related sales	460	303	94	857
Retail services and service related sales	426	29	60	515
Chemical	437	—	—	437
Other	10	3	3	16
Net Sales by reportable segment	$6,054	$3,880	$1,665	$11,599
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
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities and Other Long Term Liabilities in the Consolidated Balance Sheet totaled $49 million and $43 million, respectively, at September 30, 2018. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2018:

(In millions)
Balance at December 31, 2017	$121
Revenue deferred during period	88
Revenue recognized during period	(117)
Impact of foreign currency translation	—
Balance at September 30, 2018	$92
NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.
The following table shows the roll-forward of our liability between periods:

		Other Exit and
	Associate-	Non-cancelable
(In millions)	Related Costs	Lease Costs	Total
Balance at December 31, 2017	$210	$3	$213
2018 Charges	39	14	53
Incurred, including net Foreign Currency Translation of $2 million and $0 million, respectively	(137)	(16)	(153)
Reversed to the Statements of Operations	(13)	—	(13)
Balance at September 30, 2018	$99	$1	$100
The accrual balance of $100 million at September 30, 2018 is expected to be substantially utilized in the next 12 months and includes $47 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA"), $38 million related to global plans to reduce SAG headcount as well as a separate SAG headcount reduction plan in EMEA, and $4 million related to the closure of our tire manufacturing facility in Philippsburg, Germany.
The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Current Year Plans
Associate Severance and Other Related Costs	$—	$26	$32	$51
Other Exit and Non-Cancelable Lease Costs	1	—	1	1
Current Year Plans - Net Charges	$1	$26	$33	$52

Prior Year Plans
Associate Severance and Other Related Costs	$1	$(5)	$(6)	$12
Benefit Plan Curtailments and Settlements	—	13	—	14
Other Exit and Non-Cancelable Lease Costs	3	12	13	24
Prior Year Plans - Net Charges	4	20	7	50
Total Net Charges	$5	$46	$40	$102

Asset Write-off and Accelerated Depreciation Charges	$—	$10	$2	$39
Substantially all of the new charges for the three and nine months ended September 30, 2018 and 2017 related to future cash outflows. Net current year plan charges for the three and nine months ended September 30, 2018 include charges of $1 million and $27 million, respectively, related to a global plan to reduce SAG headcount. Net current year plan charges for the nine months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ended September 30, 2018 also include charges of $6 million related to a plan to improve operating efficiency in EMEA. Net current year plan charges for the three and nine months ended September 30, 2017 include charges of $25 million related to a global plan to reduce SAG headcount. Net current year plan charges for the nine months ended September 30, 2017 also include charges of $20 million related to SAG headcount reductions in EMEA and $7 million related to a plan to improve operating efficiency in EMEA.
Net prior year plan charges for the three and nine months ended September 30, 2018 include charges of $2 million and $11 million, respectively, related to the closure of our tire manufacturing facility in Philippsburg, Germany and $2 million and $4 million, respectively, related to a plan to reduce manufacturing headcount in EMEA. Net prior year plan charges for the nine months ended September 30, 2018 also include charges of $3 million related to a global plan to reduce SAG headcount. Net prior year plan charges for the three and nine months ended September 30, 2018 include reversals of $1 million and $13 million, respectively, for actions no longer needed for their originally intended purposes. Net prior year plan charges for the three months ended September 30, 2017 include $9 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $9 million related to a global plan to reduce SAG headcount and $7 million related to manufacturing headcount reductions in EMEA. Net prior year plan charges for the nine months ended September 30, 2017 include $29 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $13 million related to a global plan to reduce SAG headcount and $11 million related to manufacturing headcount reductions in EMEA. Net charges for the three and nine months ended September 30, 2017 include reversals of $5 million and $7 million, respectively, for actions no longer needed for their originally intended purposes.
Ongoing rationalization plans had approximately $730 million in charges incurred prior to 2018 and approximately $12 million is expected to be incurred in future periods.
Approximately 300 associates will be released under new plans initiated in 2018, of which approximately 200 were released through September 30, 2018. In the first nine months of 2018, approximately 500 associates were released under plans initiated in prior years. Approximately 300 associates remain to be released under all ongoing rationalization plans.
Approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q.
Asset write-off and accelerated depreciation charges for the three and nine months ended September 30, 2018 and 2017 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany and were recorded in CGS.
NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Gain on TireHub transaction, net of transaction costs	$(287)	$—	$(273)	$—
Non-service related pension and other postretirement benefits cost	33	26	92	45
Financing fees and financial instruments	9	8	27	48
Royalty income	(5)	(10)	(15)	(26)
Interest income	(6)	(3)	(12)	(10)
Net foreign currency exchange (gains) losses	(2)	(1)	(7)	(4)
General and product liability expense (income) - discontinued products	5	(3)	3	—
Net (gains) losses on asset sales	(1)	(1)	(1)	(14)
Miscellaneous expense	1	14	15	15
	$(253)	$30	$(171)	$54
On April 16, 2018, we announced an agreement to form a 50/50 joint venture with Bridgestone Americas, Inc. ("Bridgestone") that would combine our Company-Owned Wholesale Distribution (“COWD”) business and Bridgestone’s tire wholesale warehouse business to create TireHub, LLC ("TireHub"), a national tire distributor in the United States. On July 1, 2018, the transaction closed and TireHub commenced operations. Upon closing, we transferred certain assets and liabilities of the COWD business, with a net book value of $6 million, to TireHub. With the assistance of a third party valuation specialist, we determined the fair value of our equity interest in TireHub to be $292 million as of July 1, 2018, using a discounted cash flow method. As a result,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

we recognized a gain of $286 million, which represents the difference between the fair value of the equity interest received and the net book value of the assets and liabilities contributed. For the three and nine months ended September 30, 2018, we incurred transaction costs of $(1) million and $13 million in connection with the formation of the joint venture.
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost for the nine months ended September 30, 2018 includes expense of $9 million related to the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory. For further information, refer to Note to the Consolidated Financial Statements No. 10, Pension, Savings and Other Postretirement Benefit Plans, in this Form 10-Q.
Financing fees and financial instruments consist of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments for the nine months ended September 30, 2017 include a redemption premium of $25 million related to the redemption of our $700 million 7% senior notes due 2022 in May 2017.
Miscellaneous expense for the three and nine months ended September 30, 2018 includes continuing repair expenses of $2 million and $12 million, respectively, incurred by the Company as a direct result of hurricanes Harvey and Irma during the third quarter of 2017. Miscellaneous expense for the three and nine months ended September 30, 2017 includes $12 million related to expenses incurred by the Company as a direct result of the hurricanes.
Other (Income) Expense also includes royalty income which is derived primarily from licensing arrangements related to divested businesses as well as other licensing arrangements, interest income, which primarily consists of amounts earned on cash deposits, net foreign currency exchange (gains) and losses, general and product liability expense (income) - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries, and net (gains) losses on asset sales.
NOTE 5. INCOME TAXES
For the third quarter of 2018, we recorded tax expense of $159 million on income before income taxes of $513 million. For the first nine months of 2018, we recorded tax expense of $211 million on income before income taxes of $809 million. Income tax expense for the three and nine months ended September 30, 2018 includes net discrete charges of $31 million and $10 million, respectively.
The Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 in the United States included a one-time tax on certain previously untaxed accumulated earnings and profits of foreign subsidiaries (the "transition tax"). During the second quarter of 2018, we received dividends, primarily from subsidiaries in Japan and Singapore, and recorded a $25 million discrete tax benefit to claim foreign tax credits for taxes that were not creditable for purposes of the transition tax obligation. On August 1, 2018, the Department of Treasury and the Internal Revenue Service released a proposed regulation regarding the transition tax. The proposed regulation provides that income taxes on income subject to the transition tax that are not creditable for purposes of the transition tax obligation, will not be a creditable foreign tax. As a result, we have recorded a third quarter discrete charge of $25 million primarily to reverse the tax benefit recorded in the second quarter. The proposed regulation also would require accumulated deficits of foreign subsidiaries to be excluded for purposes of calculating taxes creditable against the transition tax. As such, we recorded a third quarter charge of $11 million to adjust our transition tax obligation based upon that proposed regulation. For the nine months ended September 30, 2018, we have recorded a discrete net tax charge of $14 million related to the transition tax. Discrete tax charges for the three and nine months ended September 30, 2018 also include net benefits of $5 million and $4 million, respectively, for various other tax adjustments.
We were able to reasonably estimate the transition tax and record an initial provisional tax obligation of $77 million at December 31, 2017. Adjusted for guidance provided through September 30, 2018, we have now recorded a provisional transition tax obligation totaling $91 million. At December 31, 2017, we established a provisional reserve of $19 million related to foreign withholding taxes that we would incur should we repatriate certain earnings. During the nine months ending September 30, 2018, our reserve decreased to $10 million to reflect payments of withholding tax on dividends from foreign subsidiaries. In the fourth quarter of 2018, we will further adjust our provisional amounts to reflect the impact of changes to earnings and profits of our subsidiaries resulting from our 2017 corporate income tax return.  We also will continue to consider new guidance related to our provisional amounts and will complete our accounting during the fourth quarter of 2018.
In the third quarter of 2017, we recorded tax expense of $30 million on income before income taxes of $162 million. For the first nine months of 2017, we recorded tax expense of $136 million on income before income taxes of $591 million. Income tax expense for the three and nine months ended September 30, 2017 was favorably impacted by $12 million and $23 million, respectively, of various discrete tax adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate for the three and nine months ended September 30, 2018 and the U.S. statutory rate of 21% primarily relates to the discrete items noted above and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act. The difference between our effective tax rate for the three and nine months ended September 30, 2017 and the then applicable U.S. statutory rate of 35% was primarily attributable to the discrete items noted above and an overall lower effective tax rate in the foreign jurisdictions in which we operate.
The Tax Act subjects a U.S. parent to the base erosion minimum tax ("BEAT") and a current tax on its global intangible low-taxed income ("GILTI"). We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We estimate that the impact from the BEAT and GILTI taxes will not be material to our income tax provision.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. If recent positive evidence provided by the profitability of our Brazilian subsidiary continues, it will provide us the opportunity to apply greater significance to our forecasts in assessing the need for a valuation allowance. We believe it is reasonably possible that sufficient positive evidence required to release all, or a portion, of its valuation allowance will exist within the next twelve months. This may result in a reduction of the valuation allowance and a one-time tax benefit of up to $25 million.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Earnings per share — basic:
Goodyear net income	$351	$129	$583	$442
Weighted average shares outstanding	236	250	238	251
Earnings per common share — basic	$1.49	$0.52	$2.45	$1.76

Earnings per share — diluted:
Goodyear net income	$351	$129	$583	$442
Weighted average shares outstanding	236	250	238	251
Dilutive effect of stock options and other dilutive securities	2	4	3	4
Weighted average shares outstanding — diluted	238	254	241	255
Earnings per common share — diluted	$1.48	$0.50	$2.42	$1.73
Weighted average shares outstanding - diluted for the three and nine months ended September 30, 2018 exclude approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). There were approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares for the three and nine months ended September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Sales:
Americas	$2,107	$2,041	$6,054	$6,028
Europe, Middle East and Africa	1,290	1,311	3,880	3,664
Asia Pacific	531	569	1,665	1,614
Net Sales	$3,928	$3,921	$11,599	$11,306
Segment Operating Income:
Americas	$194	$196	$475	$630
Europe, Middle East and Africa	111	90	289	271
Asia Pacific	57	81	203	225
Total Segment Operating Income	$362	$367	$967	$1,126
Less:
Rationalizations	$5	$46	$40	$102
Interest expense	82	84	236	260
Other (income) expense (Note 4)	(253)	30	(171)	54
Asset write-offs and accelerated depreciation	—	10	2	39
Corporate incentive compensation plans	(1)	—	6	27
Intercompany profit elimination	2	21	(2)	16
Retained expenses of divested operations	2	3	7	9
Other	12	11	40	28
Income before Income Taxes	$513	$162	$809	$591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales and Asset write-offs and accelerated depreciation were not charged (credited) to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Rationalizations:
Americas	$—	$4	$3	$6
Europe, Middle East and Africa	5	25	31	78
Asia Pacific	—	1	3	2
Total Segment Rationalizations	$5	$30	$37	$86
Corporate	—	16	3	16
Total Rationalizations	$5	$46	$40	$102

Net (Gains) Losses on Asset Sales:
Americas(1)	$(288)	$(1)	$(276)	$(4)
Europe, Middle East and Africa	—	—	2	(10)
Total Net (Gains) Losses on Asset Sales	$(288)	$(1)	$(274)	$(14)

(1)
Americas Net (Gains) Losses on Asset Sales for the three and nine months ended September 30, 2018 includes gains of $287 million and $273 million, respectively, related to the TireHub transaction, net of transaction costs.

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$—	$10	$2	$39
Total Asset Write-offs and Accelerated Depreciation	$—	$10	$2	$39

NOTE 8. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2018, we had total credit arrangements of $8,689 million, of which $2,132 million were unused. At that date, 40% of our debt was at variable interest rates averaging 4.42%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases Due Within One Year and Short Term Financing Arrangements
At September 30, 2018, we had short term committed and uncommitted credit arrangements totaling $681 million, of which $236 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2018	2017
Notes payable and overdrafts	$445	$262
Weighted average interest rate	6.63%	5.00%

Chinese credit facilities	$43	$113
Mexican credit facilities	90	—
Other foreign and domestic debt (including capital leases)	338	278
Long term debt and capital leases due within one year	$471	$391
Weighted average interest rate	3.49%	6.86%
Total obligations due within one year	$916	$653
Long Term Debt and Capital Leases and Financing Arrangements
At September 30, 2018, we had long term credit arrangements totaling $8,008 million, of which $1,896 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	September 30, 2018		December 31, 2017
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$277		$275
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	290		300
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	325	3.41%	—	—
Second lien term loan facility due 2025	400	4.15%	400	3.50%
€550 million revolving credit facility due 2020	360	3.90%	—	—
Pan-European accounts receivable facility	221	0.89%	224	0.90%
Mexican credit facilities	340	3.90%	340	3.14%
Chinese credit facilities	157	4.98%	212	4.87%
Other foreign and domestic debt(1)	955	5.28%	967	6.02%
	6,075		5,468
Unamortized deferred financing fees	(37)		(41)
	6,038		5,427
Capital lease obligations	37		40
	6,075		5,467
Less portion due within one year	(471)		(391)
	$5,604		$5,076

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES
At September 30, 2018, we had $3,317 million of outstanding notes, compared to $3,325 million at December 31, 2017.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of September 30, 2018, our borrowing base, and therefore our availability, under this facility was $302 million below the facility's stated amount of $2.0 billion.
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
At September 30, 2018, we had $325 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
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
At September 30, 2018 and December 31, 2017, the amounts outstanding under this facility were $400 million.
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
At September 30, 2018, there were $140 million (€121 million) of borrowings outstanding under the German tranche, $220 million (€190 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2017, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
On September 28, 2018, GDTE and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2017 to October 17, 2018, the designated maximum amount of the facility was €275 million. Effective October 18, 2018, the designated maximum amount of the facility was increased to €320 million.
The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 26, 2023, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 17, 2019.
At September 30, 2018, the amounts available and utilized under this program totaled $221 million (€191 million). At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2017 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2018, the gross amount of receivables sold was $540 million, compared to $572 million at December 31, 2017.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have several financing arrangements in Mexico. At September 30, 2018, the amounts available and utilized under these facilities were $340 million, of which $90 million is due within a year. At December 31, 2017, the amounts available and utilized under these facilities were $340 million. The facilities ultimately mature in 2020. The facilities contain covenants relating to the Mexican and U.S. subsidiary and have customary representations and warranties and defaults relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the applicable facilities.
A Chinese subsidiary has several financing arrangements in China. At September 30, 2018, these non-revolving credit facilities had total unused availability of $116 million and can only be used to finance the expansion of our manufacturing facility in China. At September 30, 2018 and December 31, 2017, the amounts outstanding under these facilities were $157 million and $212 million, respectively. The facilities ultimately mature in 2025 and principal amortization began in 2015. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. At September 30, 2018 and December 31, 2017, restricted cash related to funds obtained under these credit facilities was $5 million and $7 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the fair values for foreign currency contracts not designated as hedging instruments:

	September 30,	December 31,
(In millions)	2018	2017
Fair Values — Current asset (liability):
Accounts receivable	$22	$3
Other current liabilities	(3)	(9)
At September 30, 2018 and December 31, 2017, these outstanding foreign currency derivatives had notional amounts of $2,576 million and $1,409 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $7 million and $52 million for the three and nine months ended September 30, 2018, respectively, and net transaction losses on derivatives of $10 million and $55 million for the three and nine months ended September 30, 2017, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency contracts designated as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2018	2017
Fair Values — Current asset (liability):
Accounts receivable	$6	$1
Other current liabilities	(2)	(8)
Fair Values — Long term asset (liability):
Other assets	$2	$—
Other long term liabilities	—	(2)
At September 30, 2018 and December 31, 2017, these outstanding foreign currency derivatives had notional amounts of $273 million and $250 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents information related to foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions) (Income) Expense	2018	2017	2018	2017
Amounts deferred to Accumulated Other Comprehensive Loss ("AOCL")	$(1)	$7	$(9)	$28
Amount of deferred (gain) loss reclassified from AOCL into CGS	1	1	8	(3)
Amounts excluded from effectiveness testing	—	(1)	(1)	(2)
The estimated net amount of deferred gains at September 30, 2018 that are expected to be reclassified to earnings within the next twelve months is $2 million.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Assets:
Investments	$11	$11	$11	$11	$—	$—	$—	$—
Foreign Exchange Contracts	30	4	—	—	30	4	—	—
Total Assets at Fair Value	$41	$15	$11	$11	$30	$4	$—	$—

Liabilities:
Foreign Exchange Contracts	$5	$19	$—	$—	$5	$19	$—	$—
Total Liabilities at Fair Value	$5	$19	$—	$—	$5	$19	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(In millions)	2018	2017
Fixed Rate Debt(1):
Carrying amount — liability	$3,601	$3,616
Fair value — liability	3,551	3,786

Variable Rate Debt(1):
Carrying amount — liability	$2,437	$1,811
Fair value — liability	2,421	1,811

(1)
Excludes Notes Payable and Overdrafts of $445 million and $262 million at September 30, 2018 and December 31, 2017, respectively, of which $245 million and $110 million, respectively, are at fixed rates and $200 million and $152 million, respectively, are at variable rates.  The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $3,632 million and $3,857 million at September 30, 2018 and December 31, 2017, respectively, were estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Service cost	$1	$1	$3	$3
Interest cost	39	39	118	120
Expected return on plan assets	(55)	(60)	(164)	(181)
Amortization of net losses	28	27	84	83
Net periodic pension cost	$13	$7	$41	$25
Net curtailments/settlements/termination benefits	—	24	3	25
Total defined benefit pension cost	$13	$31	$44	$50

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Service cost	$7	$8	$21	$23
Interest cost	17	18	52	53
Expected return on plan assets	(17)	(20)	(53)	(59)
Amortization of net losses	7	8	22	24
Net periodic pension cost	$14	$14	$42	$41
Net curtailments/settlements/termination benefits	10	2	10	2
Total defined benefit pension cost	$24	$16	$52	$43

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments and settlements are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
During the third quarter of 2018, we recognized a settlement charge of $9 million in Other (Income) Expense for our frozen U.K. pension plan. This settlement charge is related primarily to an offer of lump sum payments over a limited time during 2018 to non-retiree participants of the plan. Lump sum payments of $74 million, primarily related to this offer, were made from existing plan assets for the nine months ended September 30, 2018. As a result, total lump sum payments related to this plan exceeded annual interest cost for 2018. We expect to incur incremental settlement charges in the fourth quarter of 2018 due to additional lump sum payments to be made during that quarter.
During the third quarter of 2017, we recognized a settlement charge of $24 million in connection with our frozen salaried U.S. pension plan. The settlement charge resulted from total lump sum benefit payments exceeding annual interest cost.
For the three and nine months ended September 30, 2017, net curtailment and settlement charges of $13 million and $14 million, respectively, were included in rationalization charges for employees who terminated service as a result of ongoing rationalization plans, and net curtailment and settlement charges of $13 million in each period were recorded in Other (Income) Expense.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2018. For the three and nine months ended September 30, 2018, we contributed $7 million and $26 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2018 and 2017 was $27 million and $28 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $84 million and $86 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense (credit) for the three months ended September 30, 2018 and 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was $2 million and $(2) million, respectively, and for the nine months ended September 30, 2018 and 2017 was $8 million and $(5) million, respectively.
NOTE 11. STOCK COMPENSATION PLANS
Our Board of Directors granted 0.8 million restricted stock units and 0.2 million performance share units during the nine months ended September 30, 2018 under our stock compensation plans.
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $29.17 for restricted stock units and $29.04 for performance share units granted during the nine months ended September 30, 2018.
We recognized stock-based compensation expense of $6 million and $11 million during the three and nine months ended September 30, 2018, respectively. At September 30, 2018, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $33 million and is expected to be recognized over the remaining vesting period of the respective grants, through the third quarter of 2022. We recognized stock-based compensation expense of $5 million and $17 million during the three and nine months ended September 30, 2017, respectively.
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $47 million and $46 million at September 30, 2018 and December 31, 2017, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $10 million was included in Other Current Liabilities at both September 30, 2018 and December 31, 2017, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $240 million and $243 million for anticipated costs related to workers’ compensation at September 30, 2018 and December 31, 2017, respectively. Of these amounts, $44 million and $45 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2018 and December 31, 2017, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2018 and December 31, 2017, the liability was discounted using a risk-free rate of return. At September 30, 2018, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Product Liability and Other Litigation
We have recorded liabilities totaling $330 million and $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2018 and December 31, 2017, respectively. Of these amounts, $48 million and $55 million were included in Other Current Liabilities at September 30, 2018 and December 31, 2017, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2018, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $31 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 146,300 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $546 million through September 30, 2018 and $529 million through December 31, 2017.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2018	December 31, 2017
Pending claims, beginning of period	54,300	64,400
New claims filed	1,000	1,900
Claims settled/dismissed	(11,600)	(12,000)
Pending claims, end of period	43,700	54,300
Payments (1)	$8	$16

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $176 million and $167 million at September 30, 2018 and December 31, 2017, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $121 million and $113 million at September 30, 2018 and December 31, 2017, respectively. We expect that approximately 70% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $15 million was included in Current Assets as part of Accounts Receivable at September 30, 2018 and December 31, 2017, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €120 million ($139 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $79 million and $82 million at September 30, 2018 and December 31, 2017, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees. In 2017, we issued a guarantee of approximately $47 million in connection with an indirect tax assessment in EMEA. As of September 30, 2018, this guarantee amount has been reduced to $45 million. We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2018, this guarantee amount has been reduced to $33 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 13. CAPITAL STOCK
Dividends
In the first nine months of 2018, we paid cash dividends of $100 million on our common stock. On October 9, 2018, the Board of Directors (or duly authorized committee thereof) declared cash dividends of $0.16 per share of common stock, or approximately $37 million in the aggregate. The dividend will be paid on December 3, 2018, to stockholders of record as of the close of business on November 1, 2018. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2018, we repurchased 4,188,492 shares at an average price, including commissions, of $23.87 per share, or $100 million in the aggregate. During the first nine months of 2018, we repurchased 8,039,584 shares at an average price, including commissions, of $24.88 per share, or $200 million in the aggregate. Since 2013, we repurchased 52,009,241 shares at an average price, including commissions, of $29.10 per share, or $1,514 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of the stock options or the vesting or payment of stock awards. During the first nine months of 2018, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. CHANGES IN SHAREHOLDERS’ EQUITY
The following tables present the changes in shareholders’ equity for the nine months ended September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017
(In millions)	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity	Goodyear Shareholders’ Equity	Minority Shareholders’ Equity – Nonredeemable	Total Shareholders’ Equity
Balance at beginning of period	$4,603	$247	$4,850	$4,507	$218	$4,725
Comprehensive income (loss):
Net income	583	15	598	442	13	455
Foreign currency translation, net of tax of ($8) in 2018 ($44 in 2017)	(210)	(25)	(235)	155	14	169
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $24 in 2018 ($31 in 2017)	79	—	79	57	—	57
(Increase)/Decrease in net actuarial losses, net of tax of $2 in 2018 (($15) in 2017)	(1)	—	(1)	(23)	—	(23)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $4 in 2018 ($9 in 2017)	13	—	13	15	—	15
Deferred derivative gains (losses), net of tax of $3 in 2018 (($9) in 2017)	6	—	6	(19)	—	(19)
Reclassification adjustment for amounts recognized in income, net of tax of $2 in 2018 (($1) in 2017)	6	—	6	(2)	—	(2)
Other comprehensive income (loss)	(107)	(25)	(132)	183	14	197
Total comprehensive income (loss)	476	(10)	466	625	27	652
Adoption of new accounting standards updates (Note 1)	(1)	—	(1)	—	—	—
Dividends declared to minority shareholders	—	(8)	(8)	—	(6)	(6)
Stock-based compensation plans (Note 11)	14	—	14	17	—	17
Repurchase of common stock (Note 13)	(200)	—	(200)	(205)	—	(205)
Dividends declared (Note 13)	(101)	—	(101)	(75)	—	(75)
Common stock issued from treasury	4	—	4	13	—	13
Purchase of minority shares	5	(29)	(24)	—	—	—
Balance at end of period	$4,800	$200	$5,000	$4,882	$239	$5,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated Other Comprehensive Loss (AOCL), by component, for the nine months ended September 30, 2018 and 2017:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications, net of tax	(210)	(1)	6	(205)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	92	6	98
Balance at September 30, 2018	$(1,125)	$(2,961)	$3	$(4,083)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$(4,198)
Other comprehensive income (loss) before reclassifications, net of tax	155	(23)	(19)	113
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	72	(2)	70
Balance at September 30, 2017	$(1,000)	$(3,004)	$(11)	$(4,015)

The following table presents reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL	from AOCL		from AOCL
Amortization of prior service cost and unrecognized gains and losses	$34	$28	$103	$88	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	11	24	17	24	Other (Income) Expense
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	45	52	120	112
Tax effect	(10)	(19)	(28)	(40)	United States and Foreign Taxes
Net of tax	$35	$33	$92	$72	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$1	$1	$8	$(3)	Cost of Goods Sold
Tax effect	—	—	(2)	1	United States and Foreign Taxes
Net of tax	$1	$1	$6	$(2)	Goodyear Net Income

Total reclassifications	$36	$34	$98	$70	Goodyear Net Income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$127	$26	$743	$—	$896
Accounts Receivable, net	732	166	1,772	—	2,670
Accounts Receivable From Affiliates	235	192	—	(427)	—
Inventories	1,506	71	1,393	(32)	2,938
Prepaid Expenses and Other Current Assets	78	2	165	4	249
Total Current Assets	2,678	457	4,073	(455)	6,753
Goodwill	24	1	423	124	572
Intangible Assets	118	—	19	—	137
Deferred Income Taxes	1,487	30	388	3	1,908
Other Assets	554	51	484	—	1,089
Investments in Subsidiaries	3,943	516	—	(4,459)	—
Property, Plant and Equipment, net	2,455	434	4,268	(25)	7,132
Total Assets	$11,259	$1,489	$9,655	$(4,812)	$17,591
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$921	$121	$1,777	$—	$2,819
Accounts Payable to Affiliates	—	—	427	(427)	—
Compensation and Benefits	278	16	223	—	517
Other Current Liabilities	359	(7)	443	—	795
Notes Payable and Overdrafts	25	—	420	—	445
Long Term Debt and Capital Leases Due Within One Year	58	—	413	—	471
Total Current Liabilities	1,641	130	3,703	(427)	5,047
Long Term Debt and Capital Leases	3,873	167	1,564	—	5,604
Compensation and Benefits	575	97	678	—	1,350
Deferred Income Taxes	—	—	95	—	95
Other Long Term Liabilities	370	9	116	—	495
Total Liabilities	6,459	403	6,156	(427)	12,591
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	233	—	—	—	233
Other Equity	4,567	1,086	3,299	(4,385)	4,567
Goodyear Shareholders’ Equity	4,800	1,086	3,299	(4,385)	4,800
Minority Shareholders’ Equity — Nonredeemable	—	—	200	—	200
Total Shareholders’ Equity	4,800	1,086	3,499	(4,385)	5,000
Total Liabilities and Shareholders’ Equity	$11,259	$1,489	$9,655	$(4,812)	$17,591

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended September 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,922	$342	$2,373	$(709)	$3,928
Cost of Goods Sold	1,547	319	1,879	(717)	3,028
Selling, Administrative and General Expense	239	8	306	—	553
Rationalizations	1	—	4	—	5
Interest Expense	55	6	28	(7)	82
Other (Income) Expense	(295)	3	11	28	(253)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	375	6	145	(13)	513
United States and Foreign Taxes	111	1	48	(1)	159
Equity in Earnings of Subsidiaries	87	10	—	(97)	—
Net Income (Loss)	351	15	97	(109)	354
Less: Minority Shareholders’ Net Income	—	—	3	—	3
Goodyear Net Income (Loss)	$351	$15	$94	$(109)	$351
Comprehensive Income (Loss)	$290	$(5)	$(3)	$2	$284
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(6)	—	(6)
Goodyear Comprehensive Income (Loss)	$290	$(5)	$3	$2	$290

	Consolidating Statements of Operations
	Three Months Ended September 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,790	$294	$2,448	$(611)	$3,921
Cost of Goods Sold	1,393	261	2,021	(621)	3,054
Selling, Administrative and General Expense	225	9	311	—	545
Rationalizations	20	—	26	—	46
Interest Expense	62	2	34	(14)	84
Other (Income) Expense	(37)	(5)	9	63	30
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	127	27	47	(39)	162
United States and Foreign Taxes	9	6	12	3	30
Equity in Earnings of Subsidiaries	11	(3)	—	(8)	—
Net Income (Loss)	129	18	35	(50)	132
Less: Minority Shareholders’ Net Income	—	—	3	—	3
Goodyear Net Income (Loss)	$129	$18	$32	$(50)	$129
Comprehensive Income (Loss)	$166	$16	$86	$(98)	$170
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	4	—	4
Goodyear Comprehensive Income (Loss)	$166	$16	$82	$(98)	$166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,440	$980	$7,236	$(2,057)	$11,599
Cost of Goods Sold	4,376	927	5,756	(2,106)	8,953
Selling, Administrative and General Expense	756	26	950	—	1,732
Rationalizations	6	—	34	—	40
Interest Expense	165	16	73	(18)	236
Other (Income) Expense	(271)	13	19	68	(171)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	408	(2)	404	(1)	809
United States and Foreign Taxes	71	(1)	140	1	211
Equity in Earnings of Subsidiaries	246	44	—	(290)	—
Net Income (Loss)	583	43	264	(292)	598
Less: Minority Shareholders’ Net Income	—	—	15	—	15
Goodyear Net Income (Loss)	$583	$43	$249	$(292)	$583
Comprehensive Income (Loss)	$476	$25	$29	$(64)	$466
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(10)	—	(10)
Goodyear Comprehensive Income (Loss)	$476	$25	$39	$(64)	$476

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,420	$883	$7,066	$(2,063)	$11,306
Cost of Goods Sold	4,230	818	5,655	(2,104)	8,599
Selling, Administrative and General Expense	731	26	943	—	1,700
Rationalizations	22	—	80	—	102
Interest Expense	196	6	96	(38)	260
Other (Income) Expense	(50)	1	(6)	109	54
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	291	32	298	(30)	591
United States and Foreign Taxes	69	6	61	—	136
Equity in Earnings of Subsidiaries	220	28	—	(248)	—
Net Income (Loss)	442	54	237	(278)	455
Less: Minority Shareholders’ Net Income	—	—	13	—	13
Goodyear Net Income (Loss)	$442	$54	$224	$(278)	$442
Comprehensive Income (Loss)	$625	$57	$426	$(456)	$652
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	27	—	27
Goodyear Comprehensive Income (Loss)	$625	$57	$399	$(456)	$625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$815	$(5)	$(295)	$(539)	$(24)
Cash Flows from Investing Activities:
Capital Expenditures	(248)	(55)	(311)	(1)	(615)
Asset Dispositions	—	2	—	—	2
Short Term Securities Acquired	—	—	(61)	—	(61)
Short Term Securities Redeemed	—	—	61	—	61
Capital Contributions and Loans Incurred	(597)	—	(213)	810	—
Capital Redemptions and Loans Paid	193	—	430	(623)	—
Notes Receivable	(50)	—	—	—	(50)
Other Transactions	3	—	(4)	—	(1)
Total Cash Flows from Investing Activities	(699)	(53)	(98)	186	(664)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	800	—	658	—	1,458
Short Term Debt and Overdrafts Paid	(775)	—	(492)	—	(1,267)
Long Term Debt Incurred	2,305	15	2,384	—	4,704
Long Term Debt Paid	(1,982)	—	(2,010)	—	(3,992)
Common Stock Issued	4	—	—	—	4
Common Stock Repurchased	(200)	—	—	—	(200)
Common Stock Dividends Paid	(100)	—	—	—	(100)
Capital Contributions and Loans Incurred	213	52	545	(810)	—
Capital Redemptions and Loans Paid	(430)	(14)	(179)	623	—
Intercompany Dividends Paid	—	—	(540)	540	—
Transactions with Minority Interests in Subsidiaries	—	—	(27)	—	(27)
Debt Related Costs and Other Transactions	16	—	(19)	—	(3)
Total Cash Flows from Financing Activities	(149)	53	320	353	577
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	(1)	(36)	—	(37)
Net Change in Cash, Cash Equivalents and Restricted Cash	(33)	(6)	(109)	—	(148)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	201	32	877	—	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Period	$168	$26	$768	$—	$962

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
During the third quarter of 2018, we formed a 50/50 joint venture with Bridgestone Americas, Inc. (“Bridgestone”) that combined our company-owned wholesale distribution business and Bridgestone’s tire wholesale warehouse business to create TireHub, LLC (“TireHub”), a national tire distributor in the United States. TireHub will provide U.S. tire dealers and retailers with a comprehensive range of passenger and light truck tires from two of the world’s leading tire companies, with an emphasis on satisfying the rapidly growing demand for larger rim diameter premium tires. The transaction closed on July 1, 2018, and TireHub became our sole authorized national tire distributor in the United States.
In connection with the ramp-up of TireHub’s operations, the Company plans to transition volume representing approximately 10 million units of annual sales to TireHub and other aligned distributors to maximize our geographic reach and customer service capabilities. TireHub has distribution and warehouse locations throughout the United States and is expected to have the scale to reach the vast majority of retail locations in the U.S. daily. TireHub is also expected to provide a superior, fully integrated distribution, warehousing, sales and delivery solution that is expected to provide enhanced fill rates and turnaround times — enabling dealers to quickly access the products they need and manage the growing complexity in the tire business driven by SKU proliferation.
Results of Operations
In the third quarter of 2018, we continued to experience strong demand for our products, particularly with respect to consumer replacement tires in the United States and Europe where we continued to grow share in the important 17-inch and larger segment of the market. However, challenging macro-economic industry conditions have persisted, including rising raw material costs, a stronger U.S. dollar, deteriorating market conditions in China, and growing economic volatility in Latin America, particularly in Brazil.
Our third quarter of 2018 results reflect a 1.9% increase in tire unit shipments compared to the third quarter of 2017. In the third quarter of 2018, we realized approximately $69 million of cost savings, including raw material cost saving measures of approximately $24 million, which exceeded the impact of general inflation.
Net sales in the third quarter of 2018 were $3,928 million, compared to $3,921 million in the third quarter of 2017. Net sales increased in the third quarter of 2018 due primarily to higher tire unit volumes, improvements in price and product mix and higher sales in other tire-related businesses, primarily in Americas due to an increase in third-party sales of chemical products. These increases were partially offset by unfavorable foreign currency translation, primarily in EMEA and Americas.
In the third quarter of 2018, Goodyear net income was $351 million, or $1.48 per share, compared to $129 million, or $0.50 per share, in the third quarter of 2017. The increase in Goodyear net income was primarily driven by a gain, net of transaction costs, of $287 million recognized on the TireHub transaction, and lower rationalization charges. These increases in net income were partially offset by higher income taxes.
Our total segment operating income for the third quarter of 2018 was $362 million, compared to $367 million in the third quarter of 2017. The $5 million decrease in segment operating income was primarily due to higher selling, administrative and general expense ("SAG"), foreign currency translation and unfavorable price mix, which more than offset the benefits of lower raw material costs and increased volume. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first nine months of 2018 were $11,599 million, compared to $11,306 million in the first nine months of 2017. Net sales increased in the first nine months of 2018 due primarily to improvements in price and product mix, higher tire unit volumes and favorable foreign currency translation.
In the first nine months of 2018, Goodyear net income was $583 million, or $2.42 per share, compared to $442 million, or $1.73 per share, in the first nine months of 2017. The increase in Goodyear net income was primarily driven by the gain recognized on the TireHub transaction and lower rationalization charges, which were partially offset by lower segment operating income and higher income taxes.
Our total segment operating income for the first nine months of 2018 was $967 million, compared to $1,126 million in the first nine months of 2017. The $159 million decrease in segment operating income was due primarily to higher raw material costs and decreases in price and product mix, primarily in Americas, partially offset by net cost savings and higher volume. Refer to "Results of Operations — Segment Information” for additional information.
At September 30, 2018, we had $896 million of Cash and cash equivalents as well as $2,132 million of unused availability under our various credit agreements, compared to $1,043 million and $3,196 million, respectively, at December 31, 2017. Cash and cash equivalents decreased by $147 million from December 31, 2017 due primarily to cash used for working capital of $826 million, capital expenditures of $615 million, common stock repurchases and dividends of $300 million, rationalization payments of $151 million and pension contributions and direct payments of $56 million. These uses of cash were partially offset by net borrowings of $903 million and net income of $598 million, which includes non-cash charges of $589 million for depreciation and amortization and non-cash gains of $273 million related to the TireHub transaction. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We now expect that our full-year tire unit volume for 2018 will be up approximately 1% compared to 2017 and for overhead absorption to be approximately $30 million better in 2018 compared to 2017, both of which were reduced from our prior outlook to reflect deteriorating market conditions in China and Brazil. We now expect cost savings to more than offset general inflation in 2018 by approximately $105 million. Based on current spot rates, we expect foreign currency translation to negatively affect segment operating income by approximately $30 million in 2018 compared to 2017.
Based on current raw material spot prices, for the full year of 2018, we expect our raw material costs will be up approximately $270 million compared to 2017, excluding raw material cost saving measures, and we now expect price and product mix to provide a benefit of approximately $45 million. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2018 and 2017
Net sales in the third quarter of 2018 were $3,928 million, increasing $7 million, or 0.2%, from $3,921 million in the third quarter of 2017. Goodyear net income was $351 million, or $1.48 per share, in the third quarter of 2018, compared to $129 million, or $0.50 per share, in the third quarter of 2017.
Net sales increased in the third quarter of 2018, due primarily to higher tire unit volume of $72 million, primarily in Americas, increases in price and product mix of $53 million and higher sales in other tire-related businesses of $32 million, primarily due to an increase in third-party sales of chemical products in Americas. These increases were substantially offset by unfavorable foreign currency translation of $149 million, primarily in EMEA and Americas.
Worldwide tire unit sales in the third quarter of 2018 were 40.5 million units, increasing 0.7 million units, or 1.9%, from 39.8 million units in the third quarter of 2017. Replacement tire volume increased 1.1 million units, or 4.1%, primarily in Americas and EMEA. OE tire volume decreased 0.4 million units, or 4.0%, primarily in Asia Pacific.
Cost of goods sold (“CGS”) in the third quarter of 2018 was $3,028 million, decreasing $26 million, or 0.9%, from $3,054 million in the third quarter of 2017. CGS decreased due to foreign currency translation of $111 million, primarily in EMEA and Americas, lower raw material costs of $22 million, a favorable indirect tax settlement in Brazil of $21 million, of which $19 million ($15 million after-tax and minority) is related to prior years, and lower conversion costs of $4 million. These decreases were partially offset by higher costs related to product mix of $63 million, higher tire unit volume of $57 million, primarily in Americas, and higher costs in other tire-related businesses of $34 million, driven by third-party chemical sales in Americas.
CGS in the third quarter of 2018 and 2017 included pension expense of $4 million for each period. CGS in the third quarter of 2018 included no accelerated depreciation or asset write-offs compared to $10 million ($7 million after-tax and minority) in the third quarter of 2017, primarily related to the closure of our manufacturing facility in Philippsburg, Germany. CGS in the third quarter of 2018 and 2017 also included incremental savings from rationalization plans of $9 million and $14 million, respectively. CGS was 77.1% of sales in the third quarter of 2018 compared to 77.9% in the third quarter of 2017.

SAG in the third quarter of 2018 was $553 million, increasing $8 million, or 1.5%, from $545 million in the third quarter of 2017. SAG increased primarily due to higher administrative costs, driven by inflation, higher bad debt expense, primarily in Americas and Asia Pacific, and higher advertising costs. These increases were partially offset by foreign currency translation of $20 million.
SAG in the third quarter of 2018 included pension expense of $4 million, compared to $5 million in 2017. SAG in the third quarter of 2018 and 2017 also included incremental savings from rationalization plans of $9 million and $11 million, respectively. SAG was 14.1% of sales in the third quarter of 2018, compared to 13.9% in the third quarter of 2017.
We recorded net rationalization charges of $5 million ($4 million after-tax and minority) in the third quarter of 2018 and $46 million ($31 million after-tax and minority) in the third quarter of 2017. Rationalization charges recorded in the third quarter of 2018 primarily related to prior year plans to close our tire manufacturing facility in Philippsburg, Germany and to reduce manufacturing headcount in EMEA. In the third quarter of 2017, we recorded charges of $26 million for rationalization actions initiated during 2017, which primarily related to a global plan to reduce SAG headcount. We also recorded charges of $20 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany and a separate global plan to reduce SAG headcount.
Interest expense in the third quarter of 2018 was $82 million, decreasing $2 million, or 2.4%, from $84 million in the third quarter of 2017. The decrease was due to a lower average interest rate of 5.10% in the third quarter of 2018 compared to 5.39% in the third quarter of 2017, partially offset by a higher average debt balance of $6,434 million in the third quarter of 2018 compared to $6,234 million in the third quarter of 2017.
Other (Income) Expense in the third quarter of 2018 was $253 million of income, compared to $30 million of expense in the third quarter of 2017. Other (Income) Expense in the third quarter of 2018 included a net gain of $287 million ($219 million after-tax and minority) on the TireHub transaction, pension settlement charges of $10 million ($8 million after-tax and minority), charges of $4 million ($3 million after-tax and minority) for legal claims related to discontinued operations, $3 million ($2 million after-tax and minority) for interest income related to the favorable indirect tax settlement in Brazil, and $2 million ($2 million after-tax and minority) for continuing repair expenses related to Hurricanes Harvey and Irma. Other (Income) Expense in the third quarter of 2017 included pension settlement charges of $13 million ($8 million after-tax and minority), $12 million ($11 million after-tax and minority) for hurricane related expenses, and a benefit of $5 million ($3 million after-tax and minority) related to the recovery of past costs from certain asbestos insurers.
For the third quarter of 2018, we recorded tax expense of $159 million on income before income taxes of $513 million. Income tax expense for the three months ended September 30, 2018 includes discrete charges of $31 million ($31 million after minority interest).
The Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 in the United States included a one-time tax on certain previously untaxed accumulated earnings and profits of foreign subsidiaries (the "transition tax"). During the second quarter of 2018, we received dividends, primarily from subsidiaries in Japan and Singapore, and recorded a $25 million discrete tax benefit to claim foreign tax credits for taxes that were not creditable for purposes of the transition tax obligation. On August 1, 2018, the Department of Treasury and the Internal Revenue Service released a proposed regulation regarding the transition tax. The proposed regulation provides that income taxes on income subject to the transition tax that are not creditable for purposes of the transition tax obligation, will not be a creditable foreign tax. As a result, we have recorded a third quarter discrete charge of $25 million primarily to reverse the tax benefit recorded in the second quarter. The proposed regulation also would require accumulated deficits of foreign subsidiaries to be excluded for purposes of calculating taxes creditable against the transition tax. As such, we recorded a third quarter charge of $11 million to adjust our transition tax obligation based upon that proposed regulation. Discrete charges for the three months ended September 30, 2018 also include a net benefit of $5 million for various other tax adjustments.
In the third quarter of 2017, we recorded tax expense of $30 million on income before income taxes of $162 million. Income tax expense for the three months ended September 30, 2017 was favorably impacted by $12 million ($12 million after minority interest) of various discrete tax adjustments. For further information, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes, in this Form 10-Q.
Minority shareholders’ net income in the third quarter of 2018 and 2017 was $3 million for both periods.
Nine Months Ended September 30, 2018 and 2017
Net sales in the first nine months of 2018 were $11,599 million, increasing $293 million, or 2.6%, from $11,306 million in the first nine months of 2017. Goodyear net income was $583 million, or $2.42 per share, in the first nine months of 2018, compared to $442 million, or $1.73 per share, in the first nine months of 2017.
Net sales increased in the first nine months of 2018, due primarily to improvements in price and product mix of $143 million, higher tire unit volume of $119 million, primarily in EMEA and Americas, and favorable foreign currency translation of $27 million.

Worldwide tire unit sales in the first nine months of 2018 were 118.5 million units, increasing 1.3 million units, or 1.1%, from 117.2 million units in the first nine months of 2017. Replacement tire volume increased 1.8 million units, or 2.2%, primarily in EMEA and Americas. OE tire volume decreased 0.5 million units, or 1.5%, in EMEA and Americas, offset by an increase in Asia Pacific.
CGS in the first nine months of 2018 was $8,953 million, increasing $354 million, or 4.1%, from $8,599 million in the first nine months of 2017. CGS increased due to higher costs related to product mix of $199 million, higher tire unit volume of $89 million, higher raw material costs of $85 million, higher costs in other tire-related businesses of $25 million, driven by third-party chemical sales in Americas, and foreign currency translation of $21 million. These increases were partially offset by lower conversion costs of $21 million, driven by cost savings initiatives primarily in EMEA and Asia Pacific, and the favorable indirect tax settlement in Brazil of $21 million, of which $19 million ($15 million after-tax and minority) is related to prior years.
CGS in the first nine months of 2018 included pension expense of $11 million, compared to $12 million in 2017. CGS in the first nine months of 2018 and 2017 also included accelerated depreciation of $2 million ($1 million after-tax and minority) and $39 million ($28 million after-tax and minority), respectively, primarily related to the closure of our manufacturing facility in Philippsburg, Germany. CGS in the first nine months of 2018 and 2017 also included incremental savings from rationalization plans of $39 million and $27 million, respectively. CGS was 77.2% of sales in the first nine months of 2018 compared to 76.1% in the first nine months of 2017.
SAG in the first nine months of 2018 was $1,732 million, increasing $32 million, or 1.9%, from $1,700 million in the first nine months of 2017. SAG increased primarily due to higher administrative costs, driven by inflation, foreign currency translation of $13 million, primarily in EMEA, and increases in advertising costs of $11 million. These increases were partially offset by lower wages and benefits of $43 million, primarily related to lower incentive compensation.
SAG in the first nine months of 2018 included pension expense of $13 million, compared to $14 million in 2017. SAG in the first nine months of 2018 and 2017 also included incremental savings from rationalization plans of $27 million and $29 million, respectively. SAG was 14.9% of sales in the first nine months of 2018, compared to 15.0% in the first nine months of 2017.
We recorded net rationalization charges of $40 million ($29 million after-tax and minority) in the first nine months of 2018 and $102 million ($71 million after-tax and minority) in the first nine months of 2017. In the first nine months of 2018, we recorded charges of $33 million for rationalization actions initiated during 2018, which primarily related to a global plan to reduce SAG headcount and a plan to improve operating efficiency in EMEA. We also recorded net charges of $7 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. In the first nine months of 2017, we recorded charges of $52 million for rationalization actions initiated during 2017, which primarily related to a global plan to reduce SAG headcount and plans to improve operating efficiency and reduce SAG headcount in EMEA. We also recorded net charges of $50 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, a separate global plan to reduce SAG headcount and a plan to reduce manufacturing headcount in EMEA.
Interest expense in the first nine months of 2018 was $236 million, decreasing $24 million, or 9.2%, from $260 million in the first nine months of 2017. The decrease was due to a lower average interest rate of 5.04% in the first nine months of 2018 compared to 5.80% in the first nine months of 2017, partially offset by a higher average debt balance of $6,244 million in the first nine months of 2018 compared to $5,981 million in the first nine months of 2017. In addition, interest expense for the nine months ended September 30, 2017 included charges of $6 million ($4 million after-tax and minority) related to the write-off of deferred financing fees.
Other (Income) Expense in the first nine months of 2018 was $171 million of income, compared to $54 million of expense in the first nine months of 2017. Other (Income) Expense in the first nine months of 2018 included a net gain of $273 million ($208 million after-tax and minority) on the TireHub transaction, pension settlement charges of $13 million ($10 million after-tax and minority), charges of $12 million ($12 million after-tax and minority) for hurricane related expenses, $9 million ($7 million after-tax and minority) related to a one-time expense from the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory, charges of $4 million ($3 million after-tax and minority) for legal claims related to discontinued operations, a benefit of $3 million ($2 million after-tax and minority) related to the recovery of past costs from one of our asbestos insurers, and $3 million ($2 million after-tax and minority) for interest income related to the favorable indirect tax settlement in Brazil. Other (Income) Expense in the first nine months of 2017 included charges of $25 million ($15 million after-tax and minority) for the premium paid in conjunction with the redemption of our $700 million 7% senior notes due 2022, $14 million ($12 million after-tax and minority) in net gains on asset sales, including a gain on the sale of a former wire plant site in Luxembourg, pension settlement charges of $13 million ($8 million after-tax and minority), $12 million ($11 million after-tax and minority) for hurricane related expenses, and a benefit of $5 million ($3 million after-tax and minority) related to the recovery of past costs from certain asbestos insurers.
In the first nine months of 2018, we recorded income tax expense of $211 million on income before income taxes of $809 million. Income tax expense for the nine months ended September 30, 2018 includes a net discrete charge of $10 million ($10 million after minority interest). Discrete charges for the nine months ended September 30, 2018 include a net tax charge of $14 million to adjust our provisional transition tax obligation for guidance provided during 2018 and a net benefit of $4 million for various other tax adjustments.
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
For the nine months ending September 30, 2018, changes to our unrecognized tax benefits did not, and for the full year of 2018 are not expected to, have a significant impact on our financial position or results of operations.
Minority shareholders’ net income in the first nine months of 2018 was $15 million, compared to $13 million in 2017.
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
Total segment operating income in the third quarter of 2018 was $362 million, decreasing $5 million, or 1.4%, from $367 million in the third quarter of 2017. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2018 was 9.2%, compared to 9.4% in the third quarter of 2017. Total segment operating income in the first nine months of 2018 was $967 million, decreasing $159 million, or 14.1%, from $1,126 million in the first nine months of 2017. Total segment operating margin in the first nine months of 2018 was 8.3%, compared to 10.0% in the first nine months of 2017.
Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2018	2017	Change	Change	2018	2017	Change	Change
Tire Units	17.8	17.1	0.7	3.7%	51.8	51.4	0.4	0.8%
Net Sales	$2,107	$2,041	$66	3.2%	$6,054	$6,028	$26	0.4%
Operating Income	194	196	(2)	(1.0)%	475	630	(155)	(24.6)%
Operating Margin	9.2%	9.6%			7.8%	10.5%
Three Months Ended September 30, 2018 and 2017
Americas unit sales in the third quarter of 2018 increased 0.7 million units, or 3.7%, to 17.8 million units. Replacement tire volume increased 0.7 million units, or 5.4%, primarily in our consumer business in the United States driven by growth with retailers and wholesale distributors. OE tire volume in the third quarter of 2018 remained relatively consistent with the third quarter of 2017.
Net sales in the third quarter of 2018 were $2,107 million, increasing $66 million, or 3.2%, from $2,041 million in the third quarter of 2017. The increase in net sales was primarily due to higher tire volume of $58 million, higher sales in other tire-related businesses of $42 million, primarily driven by an increase in third-party sales of chemical products, and increases in price and product mix of $27 million. These increases were partially offset by unfavorable foreign currency translation of $60 million, primarily related to the Brazilian real.
Operating income in the third quarter of 2018 was $194 million, decreasing $2 million, or 1.0%, from $196 million in the third quarter of 2017. The decrease in operating income was due to decreases in price and product mix of $11 million, higher conversion costs of $11 million, foreign currency translation of $9 million, primarily related to the Brazilian real, and higher raw material costs of $6 million. These decreases in operating income were partially offset by the favorable indirect tax settlement in Brazil of $21 million, of which $19 million is related to prior years, and higher tire volume of $13 million. SAG included incremental savings from rationalization plans of $4 million.
Operating income in the third quarter of 2018 excluded the net gain recognized on the TireHub transaction of $287 million and net gains on asset sales of $1 million. Operating income in the third quarter of 2017 excluded rationalization charges of $4 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2018 and 2017
Americas unit sales in the first nine months of 2018 increased 0.4 million units, or 0.8%, to 51.8 million units. Replacement tire volume increased 0.5 million units, or 1.4%, primarily in our consumer business in the United States driven by growth with our wholesale distribution channel as well as growth in retail, supported by increased sell out, partially offset by the impacts of the TireHub transaction and the national transportation strike in Brazil in May. OE tire volume decreased 0.1 million units, or 1.1%, primarily in our consumer business in the United States, partially offset by an increase in our consumer business in Brazil, despite the impact of the national transportation strike.
Net sales in the first nine months of 2018 were $6,054 million, increasing $26 million, or 0.4%, from $6,028 million in the first nine months of 2017. The increase in net sales was primarily due to higher sales in other tire-related businesses of $50 million, primarily due to an increase in third-party sales of chemical products, higher tire volume of $38 million and increases in price and product mix of $27 million. These increases were partially offset by unfavorable foreign currency translation of $88 million, primarily related to the Brazilian real.
Operating income in the first nine months of 2018 was $475 million, decreasing $155 million, or 24.6%, from $630 million in the first nine months of 2017. The decrease in operating income was due to lower price and product mix of $69 million, higher raw material costs of $60 million, higher conversion costs of $21 million, foreign currency translation of $14 million, higher SAG of $11 million, incremental start-up costs of $7 million associated with our new plant in San Luis Potosi, Mexico, and higher transportation costs of $6 million. These decreases in operating income were partially offset by the favorable indirect tax settlement in Brazil of $21 million, of which $19 million is related to prior years, higher income in other tire-related businesses of $8 million and higher tire unit volume of $7 million. SAG included incremental savings from rationalization plans of $12 million. During the second quarter of 2018, Americas operating income was negatively impacted by about $7 million ($5 million after-tax and minority) as a result of the national transportation strike in Brazil.
Operating income in the first nine months of 2018 excluded the net gain recognized on the TireHub transaction of $273 million, rationalization charges of $3 million and net gains on asset sales of $3 million. Operating income in the first nine months of 2017 excluded rationalization charges of $6 million and net gains on asset sales of $4 million.
Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2018	2017	Change	Change	2018	2017	Change	Change
Tire Units	15.2	14.9	0.3	2.8%	44.1	43.4	0.7	1.8%
Net Sales	$1,290	$1,311	$(21)	(1.6)%	$3,880	$3,664	$216	5.9%
Operating Income	111	90	21	23.3%	289	271	18	6.6%
Operating Margin	8.6%	6.9%			7.4%	7.4%
Three Months Ended September 30, 2018 and 2017
Europe, Middle East and Africa unit sales in the third quarter of 2018 increased 0.3 million units, or 2.8%, to 15.2 million units. Replacement tire volume increased 0.4 million units, or 3.8%, primarily due to higher consumer replacement volumes driven by increased customer demand. OE tire volume decreased 0.1 million units, or 0.9%.
Net sales in the third quarter of 2018 were $1,290 million, decreasing $21 million, or 1.6%, from $1,311 million in the third quarter of 2017. Net sales decreased primarily due to unfavorable foreign currency translation of $69 million, driven by the weakening of the Turkish lira and euro, and lower sales in other tire-related businesses of $8 million, mainly related to retread and race tire sales. These decreases were partially offset by higher tire unit volume of $34 million and improvements in price and product mix of $23 million.

Operating income in the third quarter of 2018 was $111 million, increasing $21 million, or 23.3%, from $90 million in the third quarter of 2017. Operating income increased due to lower raw material costs of $26 million, lower conversion costs of $10 million, primarily related to better plant utilization following the closure of our manufacturing facility in Philippsburg, Germany, improvements in price and product mix of $8 million and higher volume of $8 million. These increases in operating income were partially offset by higher SAG of $9 million, partially driven by higher advertising costs, lower income in other tire-related businesses of $6 million and unfavorable foreign currency translation of $6 million, mainly driven by the weakening of the Turkish lira and euro. SAG and conversion costs included incremental savings from rationalization plans of $5 million and $9 million, respectively.
Operating income in the third quarter of 2018 excluded net rationalization charges of $5 million.  Operating income in the third quarter of 2017 excluded net rationalization charges of $25 million, primarily related to plans initiated to streamline operations and reduce complexity across EMEA, and accelerated depreciation of $10 million, related to the closure of our tire manufacturing facility in Philippsburg, Germany.
Nine Months Ended September 30, 2018 and 2017
Europe, Middle East and Africa unit sales in the first nine months of 2018 increased 0.7 million units, or 1.8%, to 44.1 million units. Replacement tire volume increased 1.4 million units, or 4.4%, primarily in our consumer business driven by increased industry demand. OE tire volume decreased 0.7 million units, or 5.1%, primarily in our consumer business, driven by declines in the less than 17-inch rim size segment, mainly as a result of lower industry demand.
Net sales in the first nine months of 2018 were $3,880 million, increasing $216 million, or 5.9%, from $3,664 million in the first nine months of 2017. Net sales increased due to favorable foreign currency translation of $104 million, primarily due to the strengthening of the euro, improvements in price and product mix of $77 million and higher tire unit volume of $71 million. These increases were partially offset by lower sales in other tire-related businesses of $37 million, primarily related to retread and race tire sales.
Operating income in the first nine months of 2018 was $289 million, increasing $18 million, or 6.6%, from $271 million in the first nine months of 2017. Operating income increased due to lower conversion costs of $27 million, primarily related to better plant utilization following the closure of our manufacturing facility in Philippsburg, Germany, improvements in price and product mix of $23 million and higher volume of $20 million. These increases in operating income were partially offset by lower income in other tire-related businesses of $24 million, higher raw material costs of $21 million and higher research and development costs of $6 million. SAG and conversion costs included incremental savings from rationalization plans of $15 million and $39 million, respectively.
Operating income in the first nine months of 2018 excluded net rationalization charges of $31 million, primarily related to rationalization plans initiated to reduce SAG headcount and improve operating efficiency in EMEA, net losses on asset sales of $2 million and accelerated depreciation of $2 million. Operating income in the first nine months of 2017 excluded net rationalization charges of $78 million, primarily related to rationalization plans initiated to streamline operations and reduce complexity across EMEA, accelerated depreciation of $39 million, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and net gains on asset sales of $10 million, primarily related to the sale of a former wire plant site in Luxembourg.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2018	2017	Change	Change	2018	2017	Change	Change
Tire Units	7.5	7.8	(0.3)	(3.8)%	22.6	22.4	0.2	0.8%
Net Sales	$531	$569	$(38)	(6.7)%	$1,665	$1,614	$51	3.2%
Operating Income	57	81	(24)	(29.6)%	203	225	(22)	(9.8)%
Operating Margin	10.7%	14.2%			12.2%	13.9%
Three Months Ended September 30, 2018 and 2017
Asia Pacific unit sales in the third quarter of 2018 decreased 0.3 million units, or 3.8%, to 7.5 million units. OE tire volume decreased 0.3 million units, or 10.7%, primarily in our consumer business in China. Replacement tire volume for the third quarter of 2018 remained relatively consistent with the third quarter of 2017.
Net sales in the third quarter of 2018 were $531 million, decreasing $38 million, or 6.7%, from $569 million in the third quarter of 2017. Net sales decreased due to lower tire unit volume of $20 million and unfavorable foreign currency translation of $20 million, primarily related to the weakening of the Australian dollar and Indian rupee.

Operating income in the third quarter of 2018 was $57 million, decreasing $24 million, or 29.6%, from $81 million in the third quarter of 2017. Operating income decreased due to higher SAG of $10 million that was partially driven by higher bad debt expense, lower price and product mix of $7 million, which more than offset improvements in raw material costs of $2 million, lower tire unit volume of $6 million, higher research and development costs of $3 million, and unfavorable foreign currency translation of $3 million. These decreases in operating income were partially offset by lower conversion costs of $5 million, due to lower unabsorbed overhead.
Operating income in the first three months of 2017 excluded net rationalization charges of $1 million.
Nine Months Ended September 30, 2018 and 2017
Asia Pacific unit sales in the first nine months of 2018 increased 0.2 million units, or 0.8%, to 22.6 million units. OE tire volume increased 0.3 million units, or 2.8%, primarily in the ASEAN countries and China. Replacement tire volume decreased 0.1 million units, or 0.6%.
Net sales in the first nine months of 2018 were $1,665 million, increasing $51 million, or 3.2%, from $1,614 million in the first nine months of 2017. Net sales increased due to improvements in price and product mix of $39 million, favorable foreign currency translation of $11 million, primarily related to the strengthening of the Chinese yuan, partially offset by weakening of the Indian rupee, and higher tire unit volume of $10 million. These increases were partially offset by lower sales in other tire-related businesses of $10 million, primarily in the retail business.
Operating income in the first nine months of 2018 was $203 million, decreasing $22 million, or 9.8%, from $225 million in the first nine months of 2017. Operating income decreased due to higher research and development costs of $11 million, lower price and product mix of $10 million, higher SAG of $9 million, partially driven by higher bad debt expense, lower income in other tire-related businesses of $6 million, primarily in the retail business, and higher raw material costs of $4 million. These decreases in operating income were partially offset by lower conversion costs of $15 million, primarily due to lower unabsorbed overhead, favorable foreign currency translation of $4 million, and higher tire unit volume of $3 million.
Operating income in the first nine months of 2018 excluded net rationalization charges of $3 million. Operating income in the first nine months of 2017 excluded net rationalization charges of $2 million.
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
On September 28, 2018, certain of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2023.
At September 30, 2018, we had $896 million in cash and cash equivalents, compared to $1,043 million at December 31, 2017. For the nine months ended September 30, 2018, net cash used by operating activities was $24 million, primarily driven by cash used for working capital of $826 million, rationalization payments of $151 million, and pension contributions and direct payments of $56 million. These decreases in cash were partially offset by cash derived from net income of $598 million, which includes non-cash charges of $589 million for depreciation and amortization and non-cash gains on the TireHub transaction of $273 million. Net cash used in investing activities was $664 million, primarily reflecting capital expenditures. Net cash provided by financing activities was $577 million, primarily due to net borrowings of $903 million, partially offset by cash used for common stock repurchases and dividends of $300 million.

At September 30, 2018, we had $2,132 million of unused availability under our various credit agreements, compared to $3,196 million at December 31, 2017. The table below presents unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2018	2017
First lien revolving credit facility	$1,336	$1,667
European revolving credit facility	277	659
Chinese credit facilities	116	217
Other foreign and domestic debt	167	298
Notes payable and overdrafts	236	355
	$2,132	$3,196
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
We expect our 2018 cash flow needs to include capital expenditures of approximately $900 million. We also expect interest expense to range between $320 million and $330 million, restructuring payments to be approximately $185 million, dividends on our common stock to be approximately $137 million, and contributions to our funded non-U.S. pension plans to be approximately $25 million to $50 million. We expect working capital to be a use of cash of approximately $150 million in 2018. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2018 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2018, approximately $685 million of net assets, including $172 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used by operating activities was $24 million in the first nine months of 2018, improving $130 million compared to net cash used by operating activities of $154 million in the first nine months of 2017.
The $130 million improvement in net cash used by operating activities reflects a decrease in cash used for working capital of $230 million, partially offset by a $159 million decrease in operating income from our SBUs and a $55 million increase in cash used for rationalization payments. The decrease in cash used for working capital is attributable to accounts payable. Accounts Payable — Trade at September 30, 2018, net of foreign currency translation and payables related to capital expenditures, increased, providing a year-over-year cash benefit of $230 million. That increase in Accounts Payable — Trade was driven by increased production levels to support higher sales volumes and higher average raw material purchase prices during the third quarter of 2018.

Investing Activities
Net cash used in investing activities was $664 million in the first nine months of 2018, compared to $675 million in the first nine months of 2017. Capital expenditures were $615 million in the first nine months of 2018, compared to $683 million in the first nine months of 2017. Beyond expenditures required to sustain our facilities, capital expenditures in 2018 and 2017 primarily related to the construction of a new manufacturing facility in Mexico and investments in additional capacity around the world.
Financing Activities
Net cash provided by financing activities was $577 million in the first nine months of 2018, compared to net cash provided by financing activities of $457 million in the first nine months of 2017. Financing activities in 2018 included net borrowings of $903 million, which were partially offset by common stock repurchases of $200 million and dividends on our common stock of $100 million. Financing activities in 2017 included net borrowings of $800 million, which were partially offset by common stock repurchases of $205 million, dividends on our common stock of $75 million, and debt related costs and other transactions of $69 million, primarily due to debt refinancing activities.
Credit Sources
In aggregate, we had total credit arrangements of $8,689 million available at September 30, 2018, of which $2,132 million were unused, compared to $8,963 million available at December 31, 2017, of which $3,196 million were unused. At September 30, 2018, we had long term credit arrangements totaling $8,008 million, of which $1,896 million were unused, compared to $8,346 million and $2,841 million, respectively, at December 31, 2017. At September 30, 2018, we had short term committed and uncommitted credit arrangements totaling $681 million, of which $236 million were unused, compared to $617 million and $355 million, respectively, at December 31, 2017. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At September 30, 2018, we had $3,317 million of outstanding notes, compared to $3,325 million at December 31, 2017.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2018, our borrowing base, and therefore our availability, under the facility was $302 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At September 30, 2018, we had $325 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements.  At September 30, 2018, we had $353 million in letters of credit issued under these agreements.
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
At September 30, 2018 and December 31, 2017, the amounts outstanding under this facility were $400 million.
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
At September 30, 2018, there were $140 million (€121 million) of borrowings outstanding under the German tranche, $220 million (€190 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2017, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
On September 28, 2018, GDTE and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2017 to October 17, 2018, the designated maximum amount of the facility was €275 million. Effective October 18, 2018, the designated maximum amount of the facility was increased to €320 million.
The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GDTE subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 26, 2023, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 17, 2019.
At September 30, 2018, the amounts available and utilized under this program totaled $221 million (€191 million). At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first nine months of 2018. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2018, the gross amount of receivables sold was $540 million, compared to $572 million at December 31, 2017.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at September 30, 2018 and December 31, 2017.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2018, our availability under this facility of $1,336 million, plus our Available Cash of $153 million, totaled $1,489 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GDTE and its subsidiaries. This financial covenant provides that we are not permitted to allow GDTE’s ratio of Consolidated Net J.V. Indebtedness to Consolidated European J.V. EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net J.V. Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GDTE and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2018, we were in compliance with this financial covenant.
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
At September 30, 2018, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first nine months of 2018, we paid cash dividends of $100 million, on our common stock. On October 9, 2018, the Board of Directors (or duly authorized committee thereof) declared cash dividends $0.16 per share of common stock, or approximately $37 million in the aggregate, which represents an increase of $0.02 per share. The dividend will be paid on December 3, 2018 to stockholders of record as of the close of business on November 1, 2018. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the third quarter of 2018, we repurchased 4,188,492 shares at an average price, including commissions, of $23.87 per share, or $100 million in the aggregate. During the first nine months of 2018, we repurchased 8,039,584 shares at an average price, including commissions, of $24.88 per share, or $200 million in the aggregate. Since 2013, we repurchased 52,009,241 shares at an average price, including commissions, of $29.10 per share, or $1,514 million in the aggregate.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2018, 40% of our debt was at variable interest rates averaging 4.42%.
The following table presents information about long term fixed rate debt, excluding capital leases, at September 30, 2018:

(In millions)
Carrying amount — liability	$3,601
Fair value — liability	3,551
Pro forma fair value — liability	3,685
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2018, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at September 30, 2018:

(In millions)
Fair value — asset (liability)	$25
Pro forma decrease in fair value	(196)
Contract maturities	10/18-9/20
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2018, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at September 30, 2018 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$28
Other current liabilities	(5)

Long term asset (liability):
Other assets	$2
Other long term liabilities	—

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2017, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 54,300 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2018, approximately 1,000 new claims were filed against us and approximately 11,600 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and first nine months of 2018 was $1 million and $8 million, respectively. At September 30, 2018, there were approximately 43,700 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 12, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Shareholder Derivative Litigation
On October 24, 2018, a purported shareholder of the Company filed a derivative action on behalf of the Company in the Court of Common Pleas for Summit County, Ohio against our current directors, our current chief executive officer, and certain former officers and directors.  The complaint also names the Company as a nominal defendant.  The lawsuit alleges, among other things, breach of fiduciary duties, waste of corporate assets and fraudulent concealment in connection with certain G159 tires manufactured by us from 1996 until 2003.  The lawsuit seeks unspecified monetary damages, an award of attorney’s fees and expenses, and other legal and equitable relief.
Reference is made to Item 3 of Part I of our 2017 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2017 Form 10-K for a discussion of our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2018.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period
7/1/18-7/31/18	—	$—	—	$686,495,841
8/1/18-8/31/18	2,249,329	24.16	2,249,329	632,158,505
9/1/18-9/30/18	1,939,163	23.55	1,939,163	586,495,842
Total	4,188,492	$23.87	4,188,492	$586,495,842

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors authorized $100 million for use in our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019. We intend to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended September 30, 2018, we repurchased 4,188,492 shares at an average price, including commissions, of $23.87 per share, or $100 million in the aggregate.

ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2018
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

10	Material Contracts

(a)	First Amendment, dated as of July 13, 2018, to the Amended and Restated First Lien Credit Agreement, dated as of April 7, 2016, among the Company, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10.1

(b)	Amended and Restated General Master Purchase Agreement dated December 10, 2004, as last amended and restated on September 26, 2018, between Ester Finance Titrisation, as Purchaser, Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein.	10.2

12	Statement re Computation of Ratios

(a)	Statement setting forth the Computation of Ratio of Earnings to Fixed Charges.	12.1

31	302 Certifications

(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2

32	906 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.	101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 26, 2018	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the principal accounting officer of the Registrant.)