Form 10-K
period 2018-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2019-02-08
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 29, 2018, was approximately $5.5 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2019:

232,197,396
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2019 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

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
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2018, our net sales were $15,475 million and Goodyear’s net income was $693 million. Together with our U.S. and international subsidiaries, we develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,000 tire and auto service center outlets where we offer our products for retail sale and provide automotive repair and other services. We manufacture our products in 47 manufacturing facilities in 21 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 64,000 full-time and temporary associates worldwide.
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
DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2018, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
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

Our principal products are new tires for most applications. Approximately 85% of our sales in 2018, and 87% of our sales in 2017 and 2016 were for new tires. Sales of chemical products and natural rubber to unaffiliated customers were 4% in 2018, and 3% in 2017 and 2016, of our consolidated sales (7%, 6% and 5% of Americas total sales in 2018, 2017 and 2016, respectively). The percentages of each segment’s sales attributable to new tires during the periods indicated were:

	Year Ended December 31,
Sales of New Tires By	2018	2017	2016
Americas	79%	81%	82%
Europe, Middle East and Africa	94	94	94
Asia Pacific	91	90	89

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation, race or all-terrain vehicle tires in reported tire unit sales.
Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2018	2017	2016
Americas	70.9	70.9	74.1
Europe, Middle East and Africa	57.8	57.1	61.1
Asia Pacific	30.5	31.2	30.9
Goodyear worldwide tire units	159.2	159.2	166.1

Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

(In millions of tires)	2018	2017	2016
Replacement tire units	115.1	113.5	117.3
OE tire units	44.1	45.7	48.8
Goodyear worldwide tire units	159.2	159.2	166.1

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
AMERICAS
Americas, our largest segment in terms of revenue, develops, manufactures, distributes and sells tires and related products and services in North, Central and South America, and sells tires to various export markets, primarily through intersegment sales. Americas manufactures tires in six plants in the United States, two plants in Canada and five plants in Brazil, Chile, Colombia, Mexico and Peru.
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

Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Direction family of product lines for the mid-tier consumer segment; the Eagle family of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; and the Ultra Grip family of winter tires. Additionally, we offer Dunlop brand radial tire lines including Signature HP, SP Sport and Direzza for the passenger and performance segments; Grandtrek tire lines for the cross-over, sport utility vehicle and light truck segments; and SP Winter, Winter Maxx and Grandtrek tire lines for the winter tire segment. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge A/S, Edge HP, Edge AT and Safari TSR. Goodyear’s Americas commercial business provides commercial truck tires, retreads, services, tools and business solutions to trucking fleets. Americas also:

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,

•	sells products and installation services online through our website, www.goodyear.com,

•	provides automotive maintenance and repair services at approximately 570 Company-owned retail outlets primarily under the Goodyear or Just Tires names,

•	provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 190 Company-owned Goodyear Commercial Tire & Service Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,

•	sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and

•	provides miscellaneous other products and services.
In 2018, Americas launched four new consumer tires under the Goodyear brand, the Goodyear Assurance MaxLife, Goodyear Assurance Outlast, Goodyear Cargo Marathon 2 and the Goodyear Eagle Enforcer. Americas also launched the Kelly Edge HT in the Kelly brand family. Americas commercial truck tire business launched eight new tires under the Goodyear Endurance, Goodyear Fuel Max, Goodyear Marathon, Goodyear Armor Max and Goodyear Urban Max lines to service our long haul, regional, mixed service and city service customers.
During the third quarter of 2018, we formed a 50/50 joint venture with Bridgestone Americas, Inc. (“Bridgestone”) that combined our Company-owned wholesale distribution business and Bridgestone’s tire wholesale warehouse business to create TireHub, LLC (“TireHub”), a national tire distributor in the United States.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:
AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2018	2017	2016
Replacement tire units	53.8	53.5	55.0
OE tire units	17.1	17.4	19.1
Total tire units	70.9	70.9	74.1

Americas is a major supplier of tires to most manufacturers of automobiles, trucks, buses, aircraft, and earthmoving, mining and industrial equipment that have production facilities located in the Americas.
Americas' primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Cooper, Pirelli, and imports from other regions, primarily Asia.
Goodyear, Dunlop and Kelly brand tires are sold in Americas through several channels of distribution, including through TireHub, our sole national wholesale tire distributor in the United States, and a network of aligned U.S. regional wholesale tire distributors. The principal channel for Goodyear brand tires is a large network of independent dealers. Goodyear, Dunlop and Kelly brand tires are also sold to numerous national and regional retailers and in Goodyear Company-owned stores in the United States.
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
Our Brazilian operations are subject to a tire certification and labeling regulation which requires that consumers be informed about rolling resistance, wet grip braking and noise characteristics. The tire certification and labeling regulation applies to all radial passenger car, light truck and commercial truck tires sold in Brazil.
EUROPE, MIDDLE EAST AND AFRICA
Europe, Middle East and Africa, our second largest segment in terms of revenue, develops, manufactures, distributes and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa under the Goodyear, Dunlop, Debica, Sava and Fulda brands and other house brands, and sells tires to various export markets, primarily through intersegment sales. EMEA manufactures tires in thirteen plants in France, Germany, Luxembourg, Poland, Slovenia, South Africa and Turkey. EMEA also:

•	sells aviation tires and manufactures and sells retreaded aviation tires,

•	provides various retreading and related services for truck and OTR tires, primarily for its commercial truck tire customers,

•	offers automotive repair services at Company-owned retail outlets, and

•	provides miscellaneous other products and services.
In 2018, EMEA launched a number of new consumer tires under the Goodyear, Dunlop, Debica, Sava and Fulda brands, including our new Goodyear Eagle F1 Asymmetric 3 SUV, Dunlop Sport Maxx RT2 SUV and Debica Frigo SUV2. EMEA also introduced a number of commercial truck tires including the KMax, Fuel Max Performance and Omnitrac.
Markets and Other Information
Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2018	2017	2016
Replacement tire units	42.9	41.4	43.8
OE tire units	14.9	15.7	17.3
Total tire units	57.8	57.1	61.1

EMEA is a significant supplier of tires to most vehicle manufacturers across the region.
EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers, and imports from other regions, primarily Asia.
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
In 2018, Asia Pacific released two new consumer tires under the Goodyear brand, the Goodyear Assurance TripleMax 2 for all markets and the Goodyear EfficientGrip Comfort for the Japanese market.  In addition, Asia Pacific began importing the Eagle F1 Asymmetric 3 SUV and Assurance Weather Ready in SUV sizes into the Japanese all-season market. Asia Pacific also launched two commercial tires, the Goodyear S800 RFID for urban fleets and the Goodyear S206 Fuel Max targeting logistics fleets.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:
ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2018	2017	2016
Replacement tire units	18.4	18.6	18.5
OE tire units	12.1	12.6	12.4
Total tire units	30.5	31.2	30.9

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
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2019, subject to spot shortages and unexpected disruptions caused by natural disasters such as hurricanes and other events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.

Patents and Trademarks
We own approximately 1,800 product, process and equipment patents issued by the United States Patent Office and approximately 3,400 patents issued or granted in other countries around the world. We have approximately 400 applications for United States patents pending and approximately 1,200 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,500 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 8,400 registrations and 400 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
Backlog
Our backlog of orders is not considered material to, or a significant factor in, evaluating and understanding any of our business segments or our businesses considered as a whole.
Employees
At December 31, 2018, we employed approximately 64,000 full-time and temporary people throughout the world, including approximately 38,000 people covered under collective bargaining agreements. Approximately 7,000 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers ("USW"), which expires in July 2022. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Approximately 15,000 of our employees outside of the United States are covered by union contracts that currently have expired or that will expire in 2019, primarily in Luxembourg, China, South Africa, France and Turkey. Unions represent a major portion of our employees in the United States and Europe.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be $40 million annually in 2019 and 2020.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are: (1) the names and ages of all executive officers of the Company at February 8, 2019, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age
Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	55
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

Darren R. Wells	Executive Vice President and Chief Financial Officer	53
Mr. Wells was named Executive Vice President and Chief Financial Officer on September 19, 2018. He is Goodyear’s principal financial officer. Mr. Wells previously served as Goodyear’s Executive Vice President and Chief Financial Officer from October 2008 to November 2013. He first joined Goodyear in August 2002 and has also served as President, Europe, Middle East and Africa (December 2013 to December 2015). Prior to rejoining Goodyear, Mr. Wells was an Executive in Residence and MBA Coach at the University of South Florida’s Muma College of Business from January 2018 to September 2018.

Stephen R. McClellan	President, Americas	53
Mr. McClellan was named President, Americas in January 2016. He is the executive officer responsible for Goodyear's operations in North, Central and South America. Mr. McClellan joined Goodyear in 1988 and has served as President, North America (August 2011 to December 2015).

Christopher R. Delaney	President, Europe, Middle East and Africa	57
Mr. Delaney was named President, Europe, Middle East and Africa in September 2017. He is the executive officer responsible for Goodyear’s operations in Europe, the Middle East and Africa. Mr. Delaney joined Goodyear as President-Elect, Asia Pacific in August 2015, and has served as President, Asia Pacific (January 2016 to September 2017). Prior to joining Goodyear, Mr. Delaney was Chief Executive Officer and Managing Director of Goodman Fielder Ltd., a food products company in Australia, New Zealand and the Asia Pacific region, from July 2011 until March 2015.

Ryan G. Patterson	President, Asia Pacific	45
Mr. Patterson was named President, Asia Pacific in September 2017. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Mr. Patterson joined Goodyear in 2002 and has served as Vice President, North America Consumer Operations and Customer Development (January 2012 to August 2014) and President, North America Consumer (September 2014 to September 2017).

Jonathan Bellissimo	Senior Vice President, Global Operations and Technology	63
Mr. Bellissimo was named Senior Vice President, Global Operations and Technology effective January 1, 2019. He is the executive officer responsible for Goodyear’s global manufacturing, supply chain, sales and operations planning, engineering and product quality activities. Mr. Bellissimo joined Goodyear in June 1977 and has served as General Director of the Goodyear Innovation Center in Akron, Ohio (January 2010 to August 2016) and Vice President, Americas Product Development & Chemical (September 2016 to December 31, 2018).

David L. Bialosky	Senior Vice President, General Counsel and Secretary	61
Mr. Bialosky joined Goodyear as Senior Vice President, General Counsel and Secretary in September 2009. He is Goodyear's chief legal officer.

Laura P. Duda	Senior Vice President, Global Communications	49
Ms. Duda was named Senior Vice President, Global Communications effective January 1, 2019. She is the executive officer responsible for Goodyear’s communications activities worldwide. Ms. Duda joined Goodyear as Vice President, Corporate Communications in February 2016, and has served as Vice President, Communications, Americas (July 2016 to December 31, 2018). Prior to joining Goodyear, Ms. Duda was Vice President, Communications at Exelon Corporation, a utility services holding company, from November 2008 to January 2016.

Name	Position(s) Held	Age

Gary S. VanderLind	Senior Vice President, Global Human Resources	56
Mr. VanderLind was named Senior Vice President, Global Human Resources effective February 1, 2019. He is Goodyear’s chief human resources officer. Mr. VanderLind joined Goodyear in October 1985 and has served as Vice President, Human Resources - North America (September 2007 to August 2016) and Vice President, Human Resources - Americas (September 2016 to January 31, 2019).

Christopher P. Helsel	Vice President and Chief Technology Officer	53
Mr. Helsel was named Vice President and Chief Technology Officer in September 2017 and became an executive officer of Goodyear effective January 1, 2019. He is the executive officer responsible for Goodyear’s global research and development activities. Mr. Helsel joined Goodyear in June 1996 and has served as Director, Retread (January 2013 to February 2017) and Director, North America Commercial and Global Off-Highway Technology (March 2017 to August 2017).

Evan M. Scocos	Vice President and Controller	47
Mr. Scocos was named Vice President and Controller in June 2016. He is Goodyear's principal accounting officer. Mr. Scocos joined Goodyear in 2004 and has served as Vice President and Assistant Controller (May 2013 to March 2014) and Vice President and General Auditor (March 2014 to May 2016).

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
We continued to experience challenging global industry conditions in 2018, and our business was impacted by trends that negatively affected the tire industry in general. These negative trends include higher raw material costs, foreign currency headwinds due to a strong U.S. dollar, and volatility in emerging markets, including softening industry conditions in China.  Global tire industry demand continues to be difficult to predict. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected.
In order to reduce the impact of these trends, we are pursuing important strategic initiatives, such as our operational excellence, sales and marketing excellence and innovation excellence initiatives. For example, in 2018, we formed TireHub, a new national tire distributor in the United States, which is expected to provide a superior, fully integrated distribution, warehousing, sales and delivery solution for our dealers. We are also undertaking significant capital investments in building, expanding and modernizing manufacturing facilities around the world, including a new manufacturing facility in San Luis Potosi, Mexico that is expected to be fully operational by the end of 2019. The failure to implement successfully our important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
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
Our performance is also dependent on our ability to improve the volume and mix of higher margin tires we sell in our targeted market segments. In order to do so, we must be successful in developing, producing, marketing and selling products that consumers' desire and that offer higher margins to us. Shifts in consumer demand away from higher margin tires could materially adversely affect our business. We have been capacity constrained from time to time with respect to the production of certain higher margin tires, particularly in the United States. We plan to alleviate these constraints by utilizing our global manufacturing footprint to meet the demand for our tires and by adding manufacturing capacity. However, in spite of these initiatives, we may not be able to meet all of the demand for certain of our higher margin tires, which could harm our competitive position and limit our growth.
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
In addition, the automotive industry may experience significant changes due to the introduction of new technologies, such as electric and autonomous vehicles, or new services, business models or methods of travel, such as ride sharing. As the automotive industry evolves, we may need to provide a wider range of products and services to remain competitive, including products that we do not currently have the capability to manufacture or services that we do not currently offer. The demand for our products may also decline if automotive production declines and/or total vehicle miles traveled declines. If we do not accurately predict, prepare for and respond to market developments, technological innovations and changing customer and consumer needs and preferences, our results of operations and financial condition could be materially adversely affected.
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
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 7,000 employees in the United States at December 31, 2018, and expires in July 2022. In addition, approximately 15,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2019, primarily in Luxembourg, China, South Africa, France and Turkey. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We could be negatively impacted by the imposition of tariffs on imported tires and other goods.
The imposition of tariffs on certain tires imported from China or other countries may reduce our flexibility to utilize our global manufacturing footprint to meet demand for our tires around the world. In addition, the imposition of tariffs in the United States may result in the tires subject to such tariffs being diverted to other regions of the world, such as Europe, Latin America or Asia, or in retaliatory tariffs or other actions by affected countries. Broad-based tariffs and other trade restrictions could also increase costs for our suppliers who may increase prices to us. Finally, tariffs and other trade restrictions may weaken the economies of key markets for us, such as China, resulting in lower economic growth rates and weakened demand for our products and services. These factors, individually or together, could materially adversely affect our results of operations, financial condition and liquidity.
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
The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. Certain regions, including Latin America, Asia, Eastern Europe, the Middle East and Africa, are inherently more economically and politically volatile and, as a result, our business units that operate in these regions could be subject to significant fluctuations in sales and operating income from quarter to quarter. Because a significant percentage of our operating income in recent years has come from these regions, adverse fluctuations in the operating results in these regions could have a significant impact on our results of operations in future periods.
In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include import and export laws, anti-competition laws, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, data privacy laws such as the European Union's General Data Protection Regulation, tax laws, and accounting, internal control and disclosure requirements. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against us, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, business and results of operations. In certain foreign jurisdictions, there is a higher risk of fraud or corruption and greater difficulty in maintaining effective internal controls and compliance programs. Although we have implemented policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies or applicable laws and regulations.
We have foreign currency translation and transaction risks that may materially adversely affect our operating results, financial condition and liquidity.
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2018, foreign currency translation unfavorably affected sales by $139 million and unfavorably affected segment operating income by $31 million compared to the year ended December 31, 2017. The volatility of currency exchange rates may materially adversely affect our operating results.
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
Our access to the capital markets cannot be assured and is dependent on, among other things, the ability and willingness of financial institutions to extend credit on terms that are acceptable to us or our suppliers, or to honor future draws on our existing lines of credit, and the degree of success we have in implementing our strategic initiatives. We have continued our use of supplier financing programs and the factoring of our accounts receivable in order to improve our working capital efficiency and reduce our costs. If these programs become unavailable or less attractive to us or our suppliers, our liquidity could be adversely affected.
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
We experienced challenging global industry conditions in 2018, particularly in Americas and Asia Pacific. As a result of these industry conditions, automotive vehicle production and global tire industry demand continues to be difficult to predict.

Although sales to our OE customers accounted for approximately 20% of our net sales in 2018, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the performance, discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.
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
Our suppliers could also experience production disruptions due to labor, financial or supply difficulties, or new environmental laws or stricter enforcement of existing environmental laws. Any such production disruptions may result in the unexpected closure of our suppliers' facilities or increases in the cost of our raw materials, which would adversely affect our results of operations and financial condition.
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
Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to reduce high-cost and excess manufacturing capacity and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently undertaking significant construction, expansion and modernization projects in China, India, Luxembourg, Slovenia and Thailand.
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
We have a substantial amount of debt. As of December 31, 2018, our debt (including capital leases) on a consolidated basis was approximately $5.8 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	impair our ability to obtain financing in the future for working capital, capital expenditures, research and development, acquisitions or general corporate requirements;

•	increase our vulnerability to adverse economic and industry conditions;

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

Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our strategic initiatives, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or eliminate our share repurchase program and the dividend on our common stock, reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We cannot assure you that we would be able to dispose of material assets or operations, obtain additional capital or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.
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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2018, we had $1,887 million of variable rate debt outstanding.
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
We have significant deferred tax assets, including foreign tax credits. We must generate sufficient earnings of the appropriate character in order to utilize our deferred tax assets prior to any applicable expiration dates. If our earnings remain flat or decline over an extended period of time, we may not be able to utilize certain of our deferred tax assets prior to their expiration and we may need to record a valuation allowance against them that could materially adversely affect our results of operations in the period in which the valuation allowance is recorded.
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
We manufacture our products in 47 manufacturing facilities located around the world including 14 plants in the United States.
AMERICAS MANUFACTURING FACILITIES.  Americas owns or leases and operates 24 manufacturing facilities in 7 countries, including:
•    13 tire plants,
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
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 87% during 2018 compared to approximately 84% in 2017 and 85% in 2016. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, depending on the complexity of the tires, and between consumer and commercial tires, and can also vary between business segments.
OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and seven tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 1,000 retail outlets for the sale of our tires to consumer and commercial customers, approximately 50 tire retreading facilities and approximately 180 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 13, Property, Plant and Equipment and No. 14, Leased Assets. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 43,100 claimants at December 31, 2018 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $13 million during 2018. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €120 million ($137 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT). At December 31, 2018, there were 12,969 holders of record of the 232,171,043 shares of our common stock then outstanding.
On October 9, 2018, we increased the quarterly cash dividend on our common stock by $0.02 per share, from $0.14 per share to $0.16 per share, beginning with the December 3, 2018 payment date.
The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/18-10/31/18	—	$—	—	$586,495,842
11/1/18-11/30/18	561,737	22.29	561,737	573,973,355
12/1/18-12/31/18	334,981	22.32	334,981	566,495,842
Total	896,718	$22.30	896,718	566,495,842

(1)
Total number of shares purchased as part of our common stock repurchase program and delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards.

(2)
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the three month period ended December 31, 2018, we repurchased 896,718 shares at an average price, including commissions, of $22.30 per share, or $20 million in the aggregate. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate.

Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2018.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	5,580,452	$20.14	16,211,852	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	5,580,452	$20.14	16,211,852

(1)
Under our equity-based compensation plans, up to a maximum of 987,566 performance shares in respect of performance periods ending on or subsequent to December 31, 2018, 103,492 shares of time-vested restricted stock and 1,388,433 restricted stock units have been awarded. In addition, up to 6,787 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2018(2)	2017(3)	2016(4)	2015(5)	2014(6)
Net Sales	$15,475	$15,377	$15,158	$16,443	$18,138
Net Income	708	365	1,284	376	2,521
Less: Minority Shareholders’ Net Income	15	19	20	69	69
Goodyear Net Income	$693	$346	$1,264	$307	$2,452
Less: Preferred Stock Dividends	—	—	—	—	7
Goodyear Net Income available to Common Shareholders	$693	$346	$1,264	$307	$2,445
Goodyear Net Income available to Common Shareholders — Per Share of Common Stock:
Basic	$2.92	$1.39	$4.81	$1.14	$9.13

Diluted	$2.89	$1.37	$4.74	$1.12	$8.78

Cash Dividends Declared per Common Share	$0.58	$0.44	$0.31	$0.25	$0.22

Total Assets	$16,872	$17,064	$16,511	$16,391	$18,000
Long Term Debt and Capital Leases Due Within One Year	243	391	436	585	148
Long Term Debt and Capital Leases	5,110	5,076	4,798	5,074	6,172
Goodyear Shareholders’ Equity	4,864	4,603	4,507	3,920	3,610
Total Shareholders’ Equity	5,070	4,850	4,725	4,142	3,845

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Goodyear net income in 2018 included net gains after-tax and minority of $283 million resulting from the TireHub transaction, net of transaction costs; net favorable indirect tax settlements; insurance recoveries for claims related to discontinued operations; and net gains on asset sales. Goodyear net income in 2018 also included net charges after-tax and minority of $145 million resulting from net discrete income tax items; rationalization charges, including accelerated depreciation and asset write-offs; settlement charges related to pension plans; negative impacts related to hurricanes in the U.S.; the impacts of the adoption of new accounting standards; impacts of the national transportation strike in Brazil; and legal claims related to discontinued operations.

(3)
Goodyear net income in 2017 included net charges after-tax and minority of $460 million resulting from net discrete income tax items; rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early repayment of debt; negative impacts related to hurricanes in the U.S.; and settlement charges related to pension plans. Goodyear net income in 2017 also included net gains after-tax and minority of $16 million resulting from net gains on asset sales; and insurance recoveries for claims related to discontinued products.

(4)
Goodyear net income in 2016 included net gains after-tax and minority of $499 million resulting from net discrete income tax items; net gains on asset sales; and insurance recoveries for claims related to discontinued products. Goodyear net income in 2016 also included net charges after-tax and minority of $301 million due to rationalization charges, including accelerated depreciation and asset write-offs; charges related to the early repayment of debt; settlement charges related to pension plans in EMEA; an out of period adjustment in Americas related to the elimination of intracompany profit; and legal claims unrelated to operations.

(5)
Goodyear net income in 2015 included net charges after-tax and minority of $794 million due to the loss on the deconsolidation of our Venezuelan subsidiary; rationalization charges, including accelerated depreciation and asset write-offs; settlement charges related to pension plans in Americas; charges related to the early repayment of debt; and charges related to labor claims with respect to a previously closed facility in Greece. Goodyear net income in 2015 also included net gains after-tax and minority of $195 million resulting from royalty income related to the termination of a licensing agreement; the net gain on the dissolution of the global alliance with Sumitomo Rubber Industries, Ltd. ("SRI"); the net gain on the sale of our investment in SRI's shares; net discrete income tax items; insurance recoveries for claims related to discontinued products; and the net settlement of certain indirect tax claims in Americas.

(6)
Goodyear net income in 2014 included net gains after-tax and minority of $1,985 million resulting from net discrete income tax items, including the release of substantially all of the valuation allowance on our net deferred U.S. tax assets; and net gains on asset sales. Goodyear net income in 2014 also included net charges after-tax and minority of $323 million due to changes in the exchange rate of the Venezuelan bolivar fuerte against the U.S. dollar; rationalization charges, including accelerated depreciation and asset write-offs; curtailment and settlement losses related to pension plans in the U.S. and the U.K.; charges related to labor claims with respect to a previously closed facility in Greece; charges related to a government investigation in Africa; and the settlement of certain indirect tax claims in Americas.

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
During the third quarter of 2018, we formed a 50/50 joint venture with Bridgestone that combined our company-owned wholesale distribution business and Bridgestone’s tire wholesale warehouse business to create TireHub, a national tire distributor in the United States. TireHub provides U.S. tire dealers and retailers with a comprehensive range of passenger and light truck tires from two of the world’s leading tire companies, with an emphasis on satisfying the rapidly growing demand for larger rim diameter premium tires. TireHub is now our sole authorized national tire distributor in the United States.
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
Results of Operations
In 2018, we experienced challenging global industry conditions, including higher raw material costs, foreign currency headwinds due to a strong U.S. dollar, and volatility in emerging markets, including softening industry conditions in China. We experienced a recovery in demand for consumer replacement tires in the United States and Europe, driven by our sales of 17-inch and above rim size tires that outperformed the industry.
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

We also announced an increase in the quarterly cash dividend on our common stock, from $0.14 per share to $0.16 per share, beginning with the December 3, 2018 payment date.
Our tire unit shipments in 2018 were consistent with 2017. In 2018, we realized approximately $301 million of cost savings, including raw material cost saving measures of approximately $80 million, which exceeded the impact of general inflation. Our raw material costs, including cost saving measures, increased by approximately 4% in 2018 compared to 2017.
Net sales were $15,475 million in 2018, compared to $15,377 million in 2017. Net sales increased in 2018 primarily due to an increase in price and product mix, partially offset by unfavorable foreign currency translation, primarily in Americas.
Goodyear net income in 2018 was $693 million, or $2.89 per diluted share, compared to $346 million, or $1.37 per diluted share, in 2017. The increase in Goodyear net income in 2018 was driven by the net gain recognized in relation to the TireHub transaction, a decrease in income tax expense, primarily due to the recognition of discrete tax charges in 2017 in connection with changes in U.S. income tax law, and lower rationalization charges. These increases were partially offset by lower segment operating income, primarily in Americas and Asia Pacific.
Our total segment operating income for 2018 was $1,274 million, compared to $1,556 million in 2017. The $282 million, or 18.1%, decrease in segment operating income was primarily due to the impact of higher raw material costs, lower income in other tire-related businesses, higher selling, administrative and general expense ("SAG"), unfavorable foreign currency translation, primarily in Americas, and decreases in price and product mix, primarily in Americas. These impacts were partially offset by lower conversion costs. Refer to "Results of Operations — Segment Information” for additional information.

Liquidity
At December 31, 2018, we had $801 million in Cash and cash equivalents as well as $3,151 million of unused availability under our various credit agreements, compared to $1,043 million and $3,196 million, respectively, at December 31, 2017. Cash flows from operating activities of $916 million, which are driven by the profitability of our SBUs, together with net borrowings of $135 million were used to fund capital expenditures of $811 million, common stock repurchases of $220 million and dividends paid on our common stock of $138 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We expect to continue to experience challenging global industry conditions, including higher raw material costs, foreign currency headwinds and volatility in emerging markets, in 2019. We expect to see benefits from the ramp-up of our new Americas manufacturing facility and TireHub, pricing actions that we implemented in 2018, and continued strong performance in our sales of 17-inch and above consumer replacement tires.
For the full year of 2019, we expect our raw material costs will be up approximately $300 million compared to 2018, excluding raw material cost saving measures. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED
All per share amounts are diluted and refer to Goodyear net income (loss).
2018 Compared to 2017
Goodyear net income in 2018 was $693 million, or $2.89 per share, compared to $346 million, or $1.37 per share, in 2017. The increase in Goodyear net income in 2018 was driven by the net gain recognized in relation to the TireHub transaction, a decrease in income tax expense, primarily due to the recognition of discrete tax charges in 2017 in connection with changes in U.S. income tax law, and lower rationalization charges. These increases were partially offset by lower segment operating income, primarily in Americas and Asia Pacific.
Net Sales
Net sales in 2018 of $15,475 million increased $98 million, or 0.6%, compared to $15,377 million in 2017, primarily due to an increase in price and product mix of $217 million, partially offset by unfavorable foreign currency translation of $139 million, primarily in Americas. Goodyear worldwide tire unit net sales were $13,197 million and $12,958 million in 2018 and 2017, respectively. Consumer and commercial net sales were $9,167 million and $3,002 million, respectively, in 2018. Consumer and commercial net sales were $9,285 million and $2,928 million, respectively, in 2017.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2018	2017	% Change
Replacement Units
United States	38.9	38.3	1.6%
International	76.2	75.2	1.3%
Total	115.1	113.5	1.5%
OE Units
United States	13.2	13.7	(3.6)%
International	30.9	32.0	(3.4)%
Total	44.1	45.7	(3.6)%
Goodyear worldwide tire units	159.2	159.2	—%
Worldwide tire unit sales in 2018 were consistent with 2017 at 159.2 million units. Replacement tire units increased 1.6 million units, or 1.5%, primarily in EMEA. OE tire units decreased 1.6 million units, or 3.6%, in EMEA, Asia Pacific and Americas. Consumer and commercial unit sales in 2018 were 145.5 million and 11.8 million, respectively. Consumer and commercial unit sales in 2017 were 145.9 million and 11.5 million, respectively.
Cost of Goods Sold
Cost of goods sold (“CGS”) was $11,961 million in 2018, increasing $281 million, or 2.4%, from $11,680 million in 2017. CGS was 77.3% of sales in 2018 compared to 76.0% of sales in 2017. CGS in 2018 increased due to higher costs related to product mix of $238 million, higher raw material costs of $186 million, higher costs in other tire-related businesses of $50 million, driven by an increase in raw material prices related to third-party chemical sales in Americas, higher transportation costs of $18 million, and higher research and development costs of $14 million. These increases were partially offset by foreign currency translation of $104 million, primarily in Americas, favorable indirect tax settlements in Brazil of $53 million, of which $51 million ($39 million after-tax and minority) is related to prior years, and lower conversion costs of $42 million, primarily in EMEA and Americas. CGS in 2018 included pension expense of $15 million compared to $16 million in 2017. CGS in 2018 and 2017 also included incremental savings from rationalization plans of $41 million and $49 million, respectively.
CGS in 2018 included accelerated depreciation and asset write-offs of $4 million ($3 million after-tax and minority). CGS in 2017 included accelerated depreciation and asset write-offs of $40 million ($28 million after-tax and minority), primarily related to the closure of our manufacturing facility in Philippsburg, Germany.

Selling, Administrative and General Expense
SAG was $2,312 million in 2018, increasing $33 million, or 1.4%, from $2,279 million in 2017. SAG was 14.9% of sales in 2018 compared to 14.8% of sales in 2017. The increase in SAG was primarily due to inflation, higher advertising costs of $19 million, and higher product liability costs of $14 million. These increases were partially offset by lower wages and benefits of $48 million, primarily related to lower incentive compensation and savings from rationalization plans. SAG in 2018 included pension expense of $17 million compared to $19 million in 2017. SAG in 2018 and 2017 also included incremental savings from rationalization plans of $34 million and $42 million, respectively.
Rationalizations
We recorded net rationalization charges of $44 million ($32 million after-tax and minority) in 2018. Net rationalization charges include charges of $31 million related to global plans to reduce SAG headcount, $13 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA, and $15 million related to the closure of our tire manufacturing facility in Philippsburg, Germany. Net rationalization charges in 2018 included reversals of $19 million for actions no longer needed for their originally intended purposes.
We recorded net rationalization charges of $135 million ($93 million after-tax and minority) in 2017. Net rationalization charges include charges of $46 million related to plans to reduce manufacturing headcount in EMEA, $35 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $32 million related to global plans to reduce SAG headcount, and $20 million related to a separate plan to reduce SAG headcount in EMEA.
Upon completion of the 2018 plans, we estimate that annual segment operating income will improve by approximately $38 million ($28 million SAG and $10 million CGS), primarily related to our global plans to reduce SAG headcount. The savings realized in 2018 from rationalization plans totaled $75 million ($41 million CGS and $34 million SAG).
For further information, refer to the Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs.
Interest Expense
Interest expense was $321 million in 2018, decreasing $14 million from $335 million in 2017. The decrease was due primarily to a decrease in the average interest rate to 5.16% in 2018 compared to 5.58% in 2017. This decrease was partially offset by higher average debt balances of $6,218 million in 2018 compared to $6,001 million in 2017. Interest expense in 2017 included $6 million ($4 million after-tax and minority) of expense related to the write-off of deferred financing fees and unamortized discounts related to the redemption of our $700 million 7% senior notes due 2022.
Other (Income) Expense
Other (Income) Expense in 2018 was income of $174 million, compared to expense of $70 million in 2017. The $244 million change in Other (Income) Expense was primarily due to the net gain recognized on the TireHub transaction, net of transaction costs, of $272 million ($206 million after-tax and minority) and interest income on favorable indirect tax settlements in Brazil of $38 million ($29 million after-tax and minority). These gains were partially offset by an increase in non-service related pension and other postretirement benefits expense of $59 million, driven by lower expected returns on pension plan assets of $32 million.
Non-service related pension and other postretirement benefits expense of $121 million in 2018 includes pension settlement charges of $22 million ($17 million after-tax and minority) and a one-time charge of $9 million ($7 million after-tax and minority) related to the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory. Non-service related pension and other postretirement benefits expense of $62 million in 2017 includes pension settlement charges of $19 million ($13 million after-tax and minority).
Financing fees and financial instruments expense in 2017 includes a premium of $25 million ($15 million after-tax and minority) related to the redemption of our $700 million 7% senior notes due 2022.
General and product liability (income) expense - discontinued products in 2018 includes a benefit of $3 million ($3 million after-tax and minority) as compared to a benefit in 2017 of $5 million ($3 million after-tax and minority) for the recovery of past costs from certain asbestos insurers.
Net (gains) losses on asset sales were a gain of $1 million ($1 million after-tax and minority) in 2018 as compared to a gain of $14 million ($13 million after-tax and minority) in 2017. Net gains (losses) on asset sales in 2017 included a gain of $6 million related to the sale of a former wire plant site in Luxembourg.
Other (Income) Expense in 2018 included charges of $12 million ($12 million after-tax and minority), compared to charges of $14 million ($11 million after-tax and minority) in 2017, for hurricane related expenses. Other (Income) Expense in 2018 also included $4 million ($3 million after-tax and minority) for legal claims related to discontinued operations.
For further information, refer to the Note to the Consolidated Financial Statements No. 5, Other (Income) Expense.

Income Taxes
Income tax expense in 2018 was $303 million on income before income taxes of $1,011 million. In 2018, income tax expense was unfavorably impacted by net discrete adjustments of $65 million ($65 million after minority interest). Discrete adjustments were primarily due to charges totaling $135 million related to deferred tax assets for foreign tax credits, partially offset by a tax benefit of $88 million related to a worthless stock deduction created by permanently ceasing operations of our Venezuelan subsidiary during the fourth quarter of 2018. Income tax expense in 2018 also included net charges of $18 million for various other discrete tax adjustments, including those related to finalizing our accounting for certain provisional items related to the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (the "Tax Act") as discussed below.
During the fourth quarter of 2018, we wrote off $37 million in deferred tax assets for foreign tax credits that expired during the year and established a valuation allowance of $98 million against foreign tax credits expiring primarily in 2021, as we have now concluded that it is not more likely than not that we will be able to utilize these credits prior to their expiration. These charges reflect the recognition of the $88 million discrete tax benefit related to our Venezuelan subsidiary that reduced taxable income that otherwise would have utilized foreign tax credits. We also considered our forecasts of future profitability in assessing our ability to realize our foreign tax credits. These forecasts were prepared in connection with our annual budgeting process and include the impact of recent trends, including various macroeconomic factors such as rising raw material prices, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including raw material prices, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future foreign source income will not be sufficient to fully utilize these foreign tax credits. However, we believe our forecasts of future profitability along with three significant sources of foreign income provide us sufficient positive evidence to conclude that it is more likely than not that the remaining foreign tax credits of $637 million will be fully utilized, despite the negative evidence of their limited carryforward periods. For further information regarding our foreign source income, refer to Critical Accounting Policies.
The Tax Act established a corporate income tax rate of 21%, replacing the former 35% rate, and created a territorial tax system rather than a worldwide system, which generally eliminated the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time transition tax on certain of our foreign earnings previously untaxed in the United States (the "transition tax"). The Securities and Exchange Commission provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation. As required, we finalized our accounting for items previously considered provisional during 2018. At December 31, 2017, we recorded an initial non-cash net charge to tax expense of $299 million related to the enactment of the Tax Act. Our final accounting has adjusted this non-cash net charge to $298 million. This net charge includes a deferred tax charge of $384 million primarily from revaluing our net U.S. deferred tax assets to reflect the new U.S. corporate tax rate. No measurement period adjustment was necessary and this calculation is complete. The net charge also originally included a provisional deferred tax benefit of $162 million to reverse reserves maintained for the taxation of undistributed foreign earnings under prior law, net of reserves established for foreign withholding taxes consistent with our revised indefinite reinvestment assertion. In the fourth quarter of 2018, we finalized our accounting and increased the provisional amount by $9 million to $171 million to reflect U.S. tax guidance issued during the year and to reflect our final indefinite reinvestment assertion. We were able to reasonably estimate the transition tax and recorded an initial provisional tax obligation of $77 million at December 31, 2017. In general, the transition tax imposed by the Tax Act results in the taxation of our accumulated foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. Adjusted for U.S. tax guidance issued during 2018 and the impact of changes to E&P of our subsidiaries resulting from the filing of our 2017 corporate income tax return during the fourth quarter of 2018, we have now finalized our accounting and recognized an additional measurement period adjustment of $8 million, resulting in a total transition tax obligation of $85 million.
On January 15, 2019, the IRS finalized regulations that govern the transition tax. We are in the process of analyzing these regulations. We do not expect any material impact to our financial statements as a consequence of the final regulations.
Income tax expense in 2017 was $513 million on income before income taxes of $878 million. In 2017, tax expense was unfavorably impacted by net discrete adjustments of $294 million due primarily to the net non-cash tax charge of $299 million related to the enactment of the Tax Act as described above.
At December 31, 2018, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $113 million, primarily related to deferred tax assets for foreign tax credits as described above, and our valuation allowance on our foreign deferred tax assets was $204 million.
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
For further information, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.

Minority Shareholders’ Net Income
Minority shareholders’ net income was $15 million in 2018, compared to $19 million in 2017.
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
Net Sales
Net sales in 2017 of $15,377 million increased $219 million, or 1.4%, compared to $15,158 million in 2016 due to an increase in price and product mix of $521 million, primarily driven by the impact of higher raw material costs on pricing, favorable foreign currency translation of $178 million, primarily in EMEA and Americas, and higher sales in other tire-related businesses of $89 million, driven by higher prices for third-party chemical sales in Americas. These increases were partially offset by lower tire unit volume of $569 million, primarily in EMEA and Americas. Goodyear worldwide tire unit net sales were $12,958 million and $12,832 million in 2017 and 2016, respectively. Consumer and commercial net sales were $9,285 million and $2,928 million, respectively, in 2017. Consumer and commercial net sales were $9,414 million and $2,806 million, respectively, in 2016.
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
Cost of Goods Sold
CGS was $11,680 million in 2017, increasing $745 million, or 6.8%, from $10,935 million in 2016. CGS was 76.0% of sales in 2017 compared to 72.1% of sales in 2016. CGS in 2017 increased due to higher raw material costs of $618 million, foreign currency translation of $141 million, primarily in EMEA and Americas, higher conversion costs of $129 million, primarily due to increased under-absorbed overhead resulting from lower production volumes in Americas and EMEA, higher costs in other tire-related businesses of $107 million, driven by an increase in raw material prices related to third-party chemical sales in Americas, and higher costs related to product mix of $101 million. These increases were partially offset by lower volume of $403 million, primarily in EMEA and Americas. CGS in 2017 included pension expense of $16 million compared to $15 million in 2016.
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

Selling, Administrative and General Expense
SAG was $2,279 million in 2017, decreasing $130 million, or 5.4%, from $2,409 million in 2016. SAG was 14.8% of sales in 2017 compared to 15.9% of sales in 2016. The decrease in SAG was due to lower wages and benefits of $105 million, primarily related to lower incentive compensation and savings from rationalization plans, and lower advertising costs of $49 million. These decreases were partially offset by foreign currency translation of $27 million, primarily in EMEA, and increases due to general inflation. SAG in 2017 and 2016 included pension expense of $19 million for each year.
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
Other (Income) Expense
Other (Income) Expense in 2017 was expense of $70 million, compared to expense of $25 million in 2016. The $45 million change in Other (Income) Expense was primarily due to lower gains on general and product liability (income) expense - discontinued products of $27 million, higher non-service related pension and other postretirement benefits expense of $27 million, and lower gains on asset sales of $17 million. These increases were partially offset by lower financing fees and financial instruments expense of $28 million.
Non-service related pension and other postretirement benefits expense was $62 million in 2017, including pension settlement charges of $19 million ($13 million after-tax and minority), compared to $35 million in 2016, including pension settlement charges of $17 million ($14 million after-tax and minority). The increase in 2017 compared to 2016 was due primarily to lower expected returns on pension plan assets of $22 million and lower amortization of other postretirement benefits prior service credits of $16 million, which was partially offset by lower pension interest cost of $13 million.
General and product liability (income) expense - discontinued products in 2017 included a benefit of $5 million ($3 million after-tax and minority) for the recovery of past costs from certain asbestos insurers, as compared to a benefit in 2016 of $24 million ($15 million after-tax and minority) for the recovery of past costs from certain asbestos insurers and a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods.
Net (gains) losses on asset sales were a gain of $14 million ($13 million after-tax and minority) in 2017 as compared to a gain of $31 million ($26 million after-tax and minority) in 2016. Net (gains) losses on asset sales in 2017 included a gain of $6 million related to the sale of a former wire plant site in Luxembourg. Net (gains) losses on asset sales in 2016 included a gain of $16 million related to the sale of the former wire plant site and a gain of $9 million related to the sale of our interest in a supply chain logistics company.
Financing fees and financial instruments expense in 2017 included a premium of $25 million ($15 million after-tax and minority) related to the redemption of our $700 million 7% senior notes due 2022, as compared to premiums of $53 million ($37 million after-tax and minority) in 2016 related to the redemption of our $900 million 6.5% senior notes due 2021 and our €250 million 6.75% senior notes due 2019.
Other (Income) Expense in 2017 included charges of $14 million ($11 million after-tax and minority) for hurricane related expenses.
For further information, refer to the Note to the Consolidated Financial Statements No. 5, Other (Income) Expense.

Income Taxes
Income tax expense in 2017 was $513 million on income before income taxes of $878 million. In 2017, tax expense was unfavorably impacted by net discrete adjustments of $294 million due primarily to the net tax charge of $299 million related to the enactment of the Tax Act.
For 2016, the income tax benefit was $77 million on income before income taxes of $1,207 million. The net tax benefit in 2016 was driven by net discrete adjustments of $458 million ($459 million after minority interest), due primarily to a tax benefit of $331 million from the December 31, 2016 release of the valuation allowances on certain subsidiaries in England, France, Luxembourg and New Zealand. The release of the valuation allowances on these subsidiaries is net of 2016 tax law changes that reduced deferred tax assets by $23 million. The 2016 income tax benefit also included a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes. The 2016 income tax benefit was net of a $39 million tax charge to establish a valuation allowance in the U.S. on deferred tax assets related to receivables from our deconsolidated Venezuelan subsidiary.
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
Total segment operating income was $1,274 million in 2018, $1,556 million in 2017 and $1,996 million in 2016. Total segment operating margin (segment operating income divided by segment sales) in 2018 was 8.2%, compared to 10.1% in 2017 and 13.2% in 2016.
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
Americas

	Year Ended December 31,
(In millions)	2018	2017	2016
Tire Units	70.9	70.9	74.1
Net Sales	$8,168	$8,212	$8,172
Operating Income	654	847	1,151
Operating Margin	8.0%	10.3%	14.1%

2018 Compared to 2017
Americas unit sales in 2018 remained consistent with 2017. Replacement tire volume increased 0.3 million units, or 0.6%, primarily in our consumer business in the United States driven by growth in the wholesale distribution channel as well as growth in retail, supported by increased sell out. These increases were partially offset by the impacts of the TireHub transition and the national transportation strike in Brazil in May. OE tire volume decreased 0.3 million units, or 1.7%, primarily in our consumer business in the United States driven by increased competition, partially offset by an increase in our consumer business in Brazil, despite the impact of the national transportation strike.
Net sales in 2018 were $8,168 million, decreasing $44 million, or 0.5%, compared to $8,212 million in 2017. The decrease in net sales was driven by unfavorable foreign currency translation of $144 million, primarily related to the Brazilian real. This decrease was partially offset by higher sales in other tire-related businesses of $61 million, primarily driven by an increase in third-party sales of chemical products, and improvements in price and product mix of $36 million, driven by increased customer demand for our 17-inch and above rim size tires.
Operating income in 2018 was $654 million, decreasing $193 million, or 22.8%, from $847 million in 2017. The decrease in operating income was due to increased raw material costs of $113 million, lower price and product mix of $72 million, higher SAG of $36 million, primarily driven by higher product liability costs and advertising expense, unfavorable foreign currency translation of $25 million, and lower income in other tire-related businesses of $10 million, primarily in the race tire business. These decreases were partially offset by favorable indirect tax settlements in Brazil totaling $53 million, of which $51 million related to prior years, and favorable conversion costs of $14 million. SAG included incremental savings from rationalization plans of $15 million. During 2018, Americas operating income was negatively impacted by about $7 million ($5 million after-tax and minority) as a result of the national transportation strike in Brazil.
Operating income in 2018 excluded the net gain recognized on the TireHub transaction of $272 million, rationalization charges of $3 million and net gains on asset sales of $3 million. Operating income in 2017 excluded rationalization charges of $6 million and net gains on asset sales of $4 million.
Americas' results are highly dependent upon the United States, which accounted for approximately 81% of Americas' net sales in both 2018 and 2017. Results of operations in the United States are expected to continue to have a significant impact on Americas' future performance.

2017 Compared to 2016
Americas unit sales in 2017 decreased 3.2 million units, or 4.4%, to 70.9 million units. OE tire volume decreased 1.7 million units, or 9.0%, primarily in consumer OE in the United States, driven by changes in OEM production. Replacement tire volume decreased 1.5 million units, or 2.8%, primarily in consumer replacement in the United States, Mexico and Canada. Declines in consumer replacement volumes in the United States were primarily driven by increased competition and lower volumes in 16-inch and below rim size tires.
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
Operating income in 2017 was $847 million, decreasing $304 million, or 26.4%, from $1,151 million in 2016. The decrease in operating income was due to increased raw material costs of $266 million, which more than offset improvements in price and product mix of $131 million, unfavorable conversion costs of $98 million, primarily due to increased under-absorbed overhead resulting from lower production volumes, lower tire unit volume of $79 million, and incremental start-up costs of $28 million associated with our new plant in San Luis Potosi, Mexico. These decreases in operating income were partially offset by the impact of an out of period adjustment in 2016 of $24 million of expense related to the elimination of intracompany profit, primarily related to the years 2012 to 2015, with the majority attributable to 2012, and lower SAG of $16 million, primarily related to lower incentive compensation and lower advertising expense. SAG included incremental savings from rationalization plans of $23 million. During the third quarter of 2017, several Company facilities were directly impacted by Hurricanes Harvey and Irma, which negatively impacted Americas operating income by about $6 million in 2017.
Operating income in 2017 excluded rationalization charges of $6 million and net gains on asset sales of $4 million. Operating income in 2016 excluded rationalization charges of $15 million, net gains on asset sales of $4 million and accelerated depreciation and asset write-offs of $1 million.
Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2018	2017	2016
Tire Units	57.8	57.1	61.1
Net Sales	$5,090	$4,928	$4,880
Operating Income	363	367	472
Operating Margin	7.1%	7.4%	9.7%

2018 Compared to 2017
Europe, Middle East and Africa unit sales in 2018 increased 0.7 million units, or 1.3%, to 57.8 million units. Replacement tire volume increased 1.5 million units, or 3.7%, primarily in our consumer business driven by increased industry demand in the 17-inch and above rim size segment. OE tire volume decreased 0.8 million units, or 4.9%, primarily in our consumer business, driven by declines in the 16-inch and below rim size segment as a result of the continuation of our OE selectivity strategy and changes in market demand.
Net sales in 2018 were $5,090 million, increasing $162 million, or 3.3%, compared to $4,928 million in 2017. Net sales increased due to improvements in price and product mix of $125 million, mainly due to increased customer demand for our 17-inch and above rim size tires, higher tire unit volume of $65 million, and favorable foreign currency translation of $22 million, primarily related to the strengthening of the euro, partially offset by the weakening of the Turkish lira. These increases were partially offset by lower sales in other tire-related businesses of $53 million mainly due to retread and race tire sales.
Operating income in 2018 was $363 million, decreasing $4 million, or 1.1%, compared to $367 million in 2017. Operating income decreased due to lower income in other tire-related businesses of $35 million, primarily due to lower intercompany sales, higher costs of $22 million, primarily related to transportation and research and development, and foreign currency translation of $6 million. These decreases were partially offset by improvements in price and product mix of $59 million, which more than offset the impact of higher raw material costs of $50 million, lower conversion costs of $23 million, primarily related to better plant utilization following the closure of our manufacturing facility in Philippsburg, Germany, higher volume of $19 million, and lower SAG of $8 million. SAG and conversion costs included savings from rationalization plans of $19 million and $41 million, respectively.

Operating income in 2018 excluded net rationalization charges of $36 million, accelerated depreciation and asset write-offs of $4 million, and net losses on asset sales of $2 million. Operating income in 2017 excluded net rationalization charges of $111 million, accelerated depreciation and asset write-offs of $40 million, and net gains on asset sales of $10 million.
EMEA’s results are highly dependent upon Germany, which accounted for approximately 37% and 38% of EMEA’s net sales in 2018 and 2017, respectively. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.
2017 Compared to 2016
Europe, Middle East and Africa unit sales in 2017 decreased 4.0 million units, or 6.5%, to 57.1 million units. Replacement tire volume decreased 2.4 million units, or 5.5%, primarily in our consumer business caused by decreased industry demand for 16- inch and below rim size tires and increased competition. OE tire volume decreased 1.6 million units, or 9.0%, primarily in our consumer business, driven by 16-inch and below rim size tires, as a result of the continuation of our OE selectivity strategy, increased competition and reduced OEM production due to certain customers managing inventory levels.
Net sales in 2017 were $4,928 million, increasing $48 million, or 1.0%, compared to $4,880 million in 2016. Net sales increased due to improvements in price and product mix of $244 million, due to our increased focus on 17-inch and above rim size tires and the impact of higher raw material costs on pricing, and favorable foreign currency translation of $112 million, primarily related to the strengthening of the euro. These increases were partially offset by the impact of lower tire unit volume of $303 million.
Operating income in 2017 was $367 million, decreasing $105 million, or 22.2%, compared to $472 million in 2016. Operating income decreased due to higher raw material costs of $229 million, which more than offset improvements in price and product mix of $176 million, lower sales volume of $91 million and higher conversion costs of $31 million, primarily related to under-absorbed overhead due to lower production levels. These decreases were partially offset by lower SAG of $59 million, primarily driven by lower advertising costs, lower wages and benefits due to restructuring savings and lower incentive compensation, and favorable foreign currency translation of $9 million, primarily related to the strengthening of the euro. SAG and conversion costs included savings from rationalization plans of $19 million and $49 million, respectively.
Operating income in 2017 excluded net rationalization charges of $111 million, accelerated depreciation and asset write-offs of $40 million, and net gains on asset sales of $10 million. Operating income in 2016 excluded net rationalization charges of $184 million, accelerated depreciation of $19 million, and net gains on asset sales of $17 million.
Asia Pacific

	Year Ended December 31,
(In millions)	2018	2017	2016
Tire Units	30.5	31.2	30.9
Net Sales	$2,217	$2,237	$2,106
Operating Income	257	342	373
Operating Margin	11.6%	15.3%	17.7%

2018 Compared to 2017
Asia Pacific unit sales in 2018 decreased 0.7 million units, or 2.3%, to 30.5 million units. OE tire volume decreased 0.5 million units, or 4.5%, primarily in our consumer business in China as a result of reduced OEM production. Replacement tire volume decreased 0.2 million units, or 0.8%, primarily in our consumer business in China.
Net sales in 2018 were $2,217 million, decreasing $20 million, or 0.9%, from $2,237 million in 2017. Net sales decreased due to lower tire unit volume of $48 million, unfavorable foreign currency translation of $17 million, primarily related to the weakening of the Indian rupee, and lower sales in other tire-related businesses of $11 million, primarily in the retail business. These decreases were partially offset by improvements in price and product mix of $56 million.
Operating income in 2018 was $257 million, decreasing $85 million, or 24.9%, from $342 million in 2017. Operating income decreased due to higher raw material costs of $23 million, lower volume of $15 million, higher SAG of $12 million, higher research and development costs of $10 million, charges of $10 million related to a voluntary recall of consumer tires by an OE customer, lower price and product mix of $8 million, and lower income in other tire-related businesses of $8 million, primarily in the retail business.

Operating income in 2018 excluded net rationalization charges of $3 million. Operating income in 2017 excluded net rationalization charges of $2 million.
Asia Pacific’s results are highly dependent upon China and Australia. China accounted for approximately 27% and 28% of Asia Pacific's net sales in 2018 and 2017, respectively. Australia accounted for approximately 27% of Asia Pacific’s net sales in both 2018 and 2017. Results of operations in China and Australia are expected to continue to have a significant impact on Asia Pacific's future performance.
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
General and Product Liability and Other Litigation.  We have recorded liabilities totaling $322 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2018. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in federal and state courts.
We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $166 million at December 31, 2018.
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
As of December 31, 2018, we recorded a receivable related to asbestos claims of $108 million, and we expect that approximately 65% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $13 million was included in Current Assets as part of Accounts Receivable at December 31, 2018. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $224 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2018. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.
Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $569 million at December 31, 2018.

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
At October 31, 2018, after considering changes to assumptions used in our most recent quantitative annual testing for each reporting unit, including the capital markets environment, economic conditions, tire industry competition and trends, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative annual testing, and other factors, we concluded that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions.  At December 31, 2018, we had valuation allowances aggregating $317 million against certain of our U.S. federal, state and local and foreign net deferred tax assets.
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
Our net deferred tax assets include approximately $637 million of foreign tax credits, net of valuation allowances of $103 million, generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability along with three significant sources of foreign income provide us sufficient positive evidence to utilize these credits, despite the negative evidence of their limited carryforward periods. Those sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties and (3) if necessary, we can enact tax planning strategies, including the ability to capitalize research and development costs annually, accelerate income on cross border sales of inventory or raw materials to our subsidiaries and reduce U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.
We considered our forecasts of future profitability in assessing our ability to realize our foreign tax credits. These forecasts were prepared in connection with our annual budgeting process and include the impact of recent trends, including various macroeconomic factors such as rising raw material prices, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including raw material prices, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future foreign source income will not be sufficient to fully utilize these foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive evidence to conclude that it is more likely than not that the remaining foreign tax credits will be fully utilized prior to their various expiration dates.
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
For additional information regarding uncertain income tax positions, valuation allowances and the impact of the Tax Act, refer to the Note to the Consolidated Financial Statements No. 6, Income Taxes.
Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of $599 million and $231 million, respectively, at December 31, 2018. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

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
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 4.24% and 4.16%, respectively, at December 31, 2018, compared to 3.56% and 3.44%, respectively, at December 31, 2017. The increase in the discount rate at December 31, 2018 was due primarily to higher yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $157 million in 2018, compared to $160 million in 2017 and $164 million in 2016. Interest cost included in our worldwide net periodic other postretirement benefits cost was $12 million in 2018, compared to $13 million in 2017 and $12 million in 2016.

The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, and annual expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2018
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$240	$3

Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$4	$—
Health care cost trends — total cost	+/- 1.0%	1	—
Changes in general interest rates and corporate (AA or better) credit spreads impact our discount rate and thereby our U.S. pension benefit obligation. Our U.S. pension plans are invested in a portfolio of substantially all fixed income securities designed to offset the impact of future discount rate movements on liabilities for these plans. If corporate (AA or better) interest rates increase or decrease in parallel (i.e., across all maturities), the investment portfolio described above is designed to mitigate a substantial portion of the expected change in our U.S. pension benefit obligation. For example, if corporate (AA or better) interest rates increased or decreased by 0.50%, the investment portfolio described above would be expected to mitigate more than 85% of the expected change in our U.S. pension benefit obligation.
At December 31, 2018, our net actuarial loss included in Accumulated Other Comprehensive Loss ("AOCL") related to global pension plans was $3,104 million, $2,493 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans is a result of declines in U.S. discount rates and plan asset losses that occurred prior to 2015, plus the impact of prior increases in estimated life expectancies. For purposes of determining our 2018 U.S. pension total benefits cost, we recognized $120 million of the net actuarial losses in 2018. We will recognize approximately $114 million of net actuarial losses in 2019 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2018, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2019 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.
The actual rate of return on our U.S. pension fund was (1.9%), 8.7% and 6.9% in 2018, 2017 and 2016, respectively, as compared to the expected rate of 4.58%, 5.08% and 5.33% in 2018, 2017 and 2016, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
The weighted average amortization period for our U.S. pension plans is approximately 18 years.
Service cost of pension plans was recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans.  In 2018, 2017 and 2016, approximately 45% and 55% of service cost was included in CGS and SAG, respectively.  Non-service related net periodic pension costs were recorded in Other (Income) Expense in line with the accounting standards update issued by the FASB to improve the financial statement presentation of pension and postretirement benefits cost.  Refer to the Note to the Consolidated Financial Statements No. 1, Accounting Policies.
Globally we expect our 2019 net periodic pension cost to be approximately $125 million to $150 million, including approximately $30 million of service cost, compared to $110 million in 2018, which included $32 million of service cost. The increase in expected net periodic pension cost is primarily due to higher interest cost for our U.S. pension plans from increases in interest rates and lower expected returns on plan assets for our non-U.S. pension plans due to an increase in investments allocated to fixed income securities.
We experienced an increase in our U.S. discount rate at the end of 2018 but a large portion of the net actuarial loss included in AOCL of $25 million for our worldwide other postretirement benefit plans as of December 31, 2018 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2018 worldwide net periodic other postretirement benefits cost, we recognized $4 million of net actuarial losses in 2018. We will recognize approximately $4 million of net actuarial losses in 2019. If our future experience is consistent with our assumptions as of December 31, 2018, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2019 before it begins to gradually decline.
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
On October 9, 2018, we announced an increase in the quarterly cash dividend on our common stock, from $0.14 per share to $0.16 per share, beginning with the December 3, 2018 payment date.
For further information on the other strategic initiatives we pursued in 2018, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
At December 31, 2018, we had $801 million of Cash and Cash Equivalents, compared to $1,043 million at December 31, 2017. The decrease in cash and cash equivalents of $242 million was primarily due to cash used for investing activities of $867 million, primarily related to capital expenditures of $811 million; and cash used for financing activities of $243 million, primarily related to common stock repurchases of $220 million and common stock dividends of $138 million, partially offset by net borrowings of $135 million. These uses of cash were partially offset by cash flows from operating activities of $916 million, driven by the profitability of our operating segments.
At December 31, 2018 and 2017 we had $3,151 million and $3,196 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2018	2017
First lien revolving credit facility	$1,633	$1,667
European revolving credit facility	629	659
Chinese credit facilities	199	217
Mexican credit facilities	140	—
Other domestic and international debt	221	298
Notes payable and overdrafts	329	355
	$3,151	$3,196
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
We expect our 2019 cash flow needs to include capital expenditures of approximately $900 million. We also expect interest expense to range between $325 million and $350 million, restructuring payments to be approximately $50 million, dividends on our common stock to be approximately $150 million, and contributions to our funded non-U.S. pension plans to be approximately $25 million to $50 million. We expect working capital to be a use of cash of less than $100 million in 2019. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2019 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, which are subject to such requirements or limitations, to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2018, approximately $697 million of net assets, including $98 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Cash Position
At December 31, 2018, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$278 million or 35% in Asia Pacific, primarily India, China and Japan ($344 million or 33% at December 31, 2017),

•	$261 million or 33% in Europe, Middle East and Africa, primarily Belgium ($355 million or 34% at December 31, 2017), and

•	$134 million or 17% in Americas, primarily Chile, Canada and Brazil ($169 million or 16% at December 31, 2017).
Operating Activities
Net cash provided by operating activities was $916 million in 2018, compared to $1,158 million in 2017 and $1,557 million in 2016. Net cash provided by operating activities in 2018 decreased $242 million compared to 2017, primarily due to a $282 million decrease in segment operating income.
Cash used for working capital in 2018 was $120 million compared to $106 million in 2017. Cash used for inventory increased $127 million, while cash provided by accounts payable increased $138 million; both reflecting the impact of higher raw material costs, causing the balances of each remaining on our year-end balance sheet to be higher compared to the prior year.
Net cash provided by operating activities in 2017 decreased $399 million compared to 2016 primarily due to a $440 million decrease in segment operating income.
Cash used for working capital in 2017 was $106 million compared to $117 million in 2016. Cash used for working capital in 2017 reflects the impacts of higher raw materials on our costs and pricing, driving year-over-year increases in cash used for accounts receivable of $358 million and cash provided by accounts payable of $241 million. Cash used for inventory decreased $128 million during 2017 as the impacts of higher raw materials were more than offset by the impact of reduced production levels.
Investing Activities
Net cash used by investing activities was $867 million in 2018, compared to $879 million in 2017 and $979 million in 2016. Capital expenditures were $811 million in 2018, compared to $881 million in 2017 and $996 million in 2016. Beyond expenditures required to sustain our facilities, capital expenditures primarily related to the construction, expansion and modernization of manufacturing capacity in the United States, China, India and Thailand in 2018; the United States, Mexico, China and India in 2017; and the United States, Brazil, China and Mexico in 2016.
Financing Activities
Net cash used by financing activities was $243 million, $415 million and $876 million in 2018, 2017 and 2016, respectively. Financing activities in 2018 and 2017 included net borrowings of $135 million and $129 million, respectively. Financing activities in 2016 included net debt repayments of $256 million. We repurchased $220 million, $400 million and $500 million of our common stock in 2018, 2017 and 2016, respectively. We paid dividends on our common stock of $138 million, $110 million and $82 million in 2018, 2017 and 2016, respectively. We do not expect to make a significant amount of share repurchases in 2019.
Credit Sources
In aggregate, we had total credit arrangements of $8,971 million available at December 31, 2018, of which $3,151 million were unused, compared to $8,963 million available at December 31, 2017, of which $3,196 million were unused. At December 31, 2018, we had long term credit arrangements totaling $8,212 million, of which $2,822 million were unused, compared to $8,346 million and $2,841 million, respectively, at December 31, 2017. At December 31, 2018, we had short term committed and uncommitted credit arrangements totaling $759 million, of which $329 million were unused, compared to $617 million and $355 million, respectively, at December 31, 2017. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At December 31, 2018, we had $3,314 million of outstanding notes, compared to $3,325 million at December 31, 2017.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2018, our borrowing base, and therefore our availability, under the facility was $330 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At December 31, 2018 and 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements. At December 31, 2018, we had $343 million in letters of credit issued under these agreements.
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
At December 31, 2018 and 2017, the amounts outstanding under this facility were $400 million.
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
At December 31, 2018 and 2017, we had no borrowings and no letters of credit issued under the European revolving credit facility.
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
Accounts Receivable Securitization Facilities (On-Balance Sheet)
In September 2018, GDTE and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 16, 2017 to October 17, 2018, the designated maximum amount of the facility was €275 million. Effective October 18, 2018, the designated maximum amount of the facility was increased to €320 million.
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
At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2018 and 2017, the amount of receivables sold was $568 million and $572 million, respectively.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. Agreements for such supplier financing programs totaled up to $500 million at December 31, 2018 and 2017.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for any period of four consecutive fiscal quarters. As of December 31, 2018, our availability under this facility of $1,633 million plus our Available Cash of $157 million totaled $1,790 million, which is in excess of $200 million.

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

subsidiaries and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net J.V. Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2018, we were in compliance with this financial covenant.
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
As of December 31, 2018, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
During 2018, 2017 and 2016 we paid cash dividends of $138 million, $110 million and $82 million, respectively, on our common stock. On January 14, 2019, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.16 per share of our common stock, or approximately $37 million in the aggregate. The cash dividend will be paid on March 1, 2019 to stockholders of record as of the close of business on February 1, 2019. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2018, we repurchased 8,936,302 shares at an average price, including commissions, of $24.62 per share, or $220 million in the aggregate. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate. We do not expect to make a significant amount of share repurchases in 2019.
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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2018:

(In millions)	Total	2019	2020	2021	2022	2023	Beyond 2023
Debt Obligations(1)	$5,767	$648	$786	$204	$105	$1,651	$2,373
Capital Lease Obligations(2)	37	5	4	15	2	1	10
Interest Payments(3)	1,608	292	247	205	195	191	478
Operating Leases(4)	1,226	266	214	161	110	84	391
Pension Benefits(5)	275	75	50	50	50	50	N/A
Other Postretirement Benefits(6)	162	18	18	17	17	16	76
Workers’ Compensation(7)	292	42	29	22	18	15	166
Binding Commitments(8)	3,194	1,846	444	302	145	127	330
Uncertain Income Tax Positions(9)	8	4	4	—	—	—	—
	$12,569	$3,196	$1,796	$976	$642	$2,135	$3,824

(1)	Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees and unamortized discounts.

(2)	The minimum lease payments for capital lease obligations are $61 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and capital leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $15 million, $12 million, $8 million, $5 million, $3 million and $6 million in each of the periods above, respectively, for a total of $49 million. Payments, net of minimum sublease rentals, total $1,177 million. The present value of the net operating lease payments is $914 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2018. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

We made significant contributions to fully fund our U.S. pension plans in 2013 and 2014. We have no minimum funding requirements for our funded U.S. pension plans under current ERISA law or the provisions of our USW collective bargaining agreement, which requires us to maintain an annual ERISA funded status for the hourly U.S. pension plan of at least 97%.
Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with asset returns from our fixed income portfolio and any changes to ERISA law. For further information on the U.S. pension investment strategy, refer to the Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans.
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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $224 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2018.

(9)
These amounts primarily represent expected payments with interest for uncertain income tax positions as of December 31, 2018. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $73 million at December 31, 2018. For further information about our guarantees, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities.

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
Commodity Price Risk
The raw materials costs to which our operations are principally exposed include the cost of natural rubber, synthetic rubber, carbon black, fabrics, steel cord and other petrochemical-based commodities. Approximately two-thirds of our raw materials are petroleum-based, the cost of which may be affected by fluctuations in the price of oil. We currently do not hedge commodity prices. We do, however, use various strategies to partially offset cost increases for raw materials, including centralizing purchases of raw materials through our global procurement organization in an effort to leverage our purchasing power, expanding our capabilities to substitute lower-cost raw materials, and reducing the amount of material required in each tire.
Interest Rate Risk
We carefully monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2018, 33% of our debt was at variable interest rates averaging 4.92% compared to 34% at an average rate of 4.42% at December 31, 2017.
The following table presents information about long term fixed rate debt, excluding capital leases, at December 31:

(In millions)	2018	2017
Carrying amount — liability	$3,609	$3,616
Fair value — liability	3,443	3,786
Pro forma fair value — liability	3,583	3,908
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
The following table presents foreign currency derivative information at December 31:

(In millions)	2018	2017
Fair value — asset (liability)	$11	$(15)
Pro forma decrease in fair value	(152)	(166)
Contract maturities	1/19-12/20	1/18-12/19
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of positions outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2018	2017
Current asset (liability):
Accounts receivable	$16	$4
Other current liabilities	(7)	(17)

Long term asset (liability):
Other assets	$2	$—
Other long term liabilities	—	(2)
For further information on foreign currency contracts, refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	48
Report of Independent Registered Public Accounting Firm	49
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2018	50
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2018	51
Consolidated Balance Sheets at December 31, 2018 and December 31, 2017	52
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2018	53
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2018	56
Notes to Consolidated Financial Statements	57
Supplementary Data (unaudited)	110
Financial Statement Schedule:
The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II — Valuation and Qualifying Accounts	FS- 2

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 8, 2019
We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2018	2017	2016
Net Sales (Note 2)	$15,475	$15,377	$15,158
Cost of Goods Sold	11,961	11,680	10,935
Selling, Administrative and General Expense	2,312	2,279	2,409
Rationalizations (Note 3)	44	135	210
Interest Expense (Note 4)	321	335	372
Other (Income) Expense (Note 5)	(174)	70	25
Income before Income Taxes	1,011	878	1,207
United States and Foreign Tax Expense (Benefit) (Note 6)	303	513	(77)
Net Income	708	365	1,284
Less: Minority Shareholders’ Net Income	15	19	20
Goodyear Net Income	$693	$346	$1,264
Goodyear Net Income — Per Share of Common Stock
Basic	$2.92	$1.39	$4.81
Weighted Average Shares Outstanding (Note 7)	237	249	263
Diluted	$2.89	$1.37	$4.74
Weighted Average Shares Outstanding (Note 7)	239	253	266

Cash Dividends Declared Per Common Share	$0.58	$0.44	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2018	2017	2016
Net Income	$708	$365	$1,284
Other Comprehensive Income (Loss):
Foreign currency translation net of tax of ($10) in 2018 ($39 in 2017, ($2) in 2016)	(264)	257	(221)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost net of tax of $34 in 2018 ($40 in 2017, $33 in 2016)	105	77	63
Decrease (increase) in net actuarial losses net of tax of $1 in 2018 (($37) in 2017, ($53) in 2016)	16	(100)	(62)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures net of tax of $5 in 2018 ($14 in 2017, $0 in 2016)	20	27	17
Prior service (cost) credit from plan amendments net of tax of ($3) in 2018 (($2) in 2017, $0 in 2016)	(12)	(4)	—
Deferred derivative gains (losses) net of tax of $3 in 2018 (($8) in 2017, $4 in 2016)	9	(20)	8
Reclassification adjustment for amounts recognized in income net of tax $0 in 2018 ($1 in 2017, ($1) in 2016)	7	1	(5)
Other Comprehensive Income (Loss)	(119)	238	(200)
Comprehensive Income	589	603	1,084
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(4)	35	8
Goodyear Comprehensive Income	$593	$568	$1,076
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2018	2017
Assets
Current Assets:
Cash and Cash Equivalents (Note 1)	$801	$1,043
Accounts Receivable (Note 9)	2,030	2,025
Inventories (Note 10)	2,856	2,787
Prepaid Expenses and Other Current Assets	238	224
Total Current Assets	5,925	6,079
Goodwill (Note 11)	569	595
Intangible Assets (Note 11)	136	139
Deferred Income Taxes (Note 6)	1,847	2,008
Other Assets (Note 12)	1,136	792
Property, Plant and Equipment (Note 13)	7,259	7,451
Total Assets	$16,872	$17,064
Liabilities
Current Liabilities:
Accounts Payable-Trade	$2,920	$2,807
Compensation and Benefits (Notes 17 and 18)	471	539
Other Current Liabilities	737	1,026
Notes Payable and Overdrafts (Note 15)	410	262
Long Term Debt and Capital Leases due Within One Year (Note 15)	243	391
Total Current Liabilities	4,781	5,025
Long Term Debt and Capital Leases (Note 15)	5,110	5,076
Compensation and Benefits (Notes 17 and 18)	1,345	1,515
Deferred Income Taxes (Note 6)	95	100
Other Long Term Liabilities	471	498
Total Liabilities	11,802	12,214
Commitments and Contingent Liabilities (Note 19)
Shareholders’ Equity
Goodyear Shareholders’ Equity
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 232 million (240 million in 2017)	232	240
Capital Surplus	2,111	2,295
Retained Earnings	6,597	6,044
Accumulated Other Comprehensive Loss (Note 21)	(4,076)	(3,976)
Goodyear Shareholders’ Equity	4,864	4,603
Minority Shareholders’ Equity — Nonredeemable	206	247
Total Shareholders’ Equity	5,070	4,850
Total Liabilities and Shareholders’ Equity	$16,872	$17,064
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2015
(after deducting 11,445,445 common treasury shares)	267,017,982	$267	$3,093	$4,570	$(4,010)	$3,920	$222	$4,142
Comprehensive income (loss):
Net income				1,264		1,264	20	1,284
Foreign currency translation (net of tax of ($2))					(209)	(209)	(12)	(221)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $33)					63	63		63
Increase in net actuarial losses (net of tax of ($53))					(62)	(62)		(62)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $0)					17	17		17
Deferred derivative gains (net of tax of $4)					8	8		8
Reclassification adjustments for amounts recognized in income (net of tax of ($1))					(5)	(5)		(5)
Other comprehensive income (loss)						(188)	(12)	(200)
Total comprehensive income (loss)						1,076	8	1,084
Adoption of new accounting standard				56		56		56
Dividends declared to minority shareholders							(12)	(12)
Stock-based compensation plans (Note 18)			24			24		24
Repurchase of common stock (Note 20)	(16,706,392)	(17)	(483)			(500)		(500)
Dividends declared (Note 20)				(82)		(82)		(82)
Common stock issued from treasury	1,284,944	2	11			13		13
Balance at December 31, 2016
(after deducting 26,866,893 common treasury shares)	251,596,534	$252	$2,645	$5,808	$(4,198)	$4,507	$218	$4,725
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2016
(after deducting 26,866,893 common treasury shares)	251,596,534	$252	$2,645	$5,808	$(4,198)	$4,507	$218	$4,725
Comprehensive income (loss):
Net income				346		346	19	365
Foreign currency translation (net of tax of $39)					240	240	17	257
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $40)					77	77		77
Increase in net actuarial losses (net of tax of ($37))					(99)	(99)	(1)	(100)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $14)					27	27		27
Prior service costs from plan amendments (net of tax of ($2))					(4)	(4)		(4)
Deferred derivative losses (net of tax of ($8))					(20)	(20)		(20)
Reclassification adjustment for amounts recognized in income (net of tax of $1)					1	1		1
Other comprehensive income (loss)						222	16	238
Total comprehensive income (loss)						568	35	603
Dividends declared to minority shareholders							(6)	(6)
Stock-based compensation plans (Note 18)			24			24		24
Repurchase of common stock (Note 20)	(12,755,547)	(13)	(387)			(400)		(400)
Dividends declared (Note 20)				(110)		(110)		(110)
Common stock issued from treasury	1,313,615	1	13			14		14
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
Comprehensive income (loss):
Net income				693		693	15	708
Foreign currency translation (net of tax of ($10))					(245)	(245)	(19)	(264)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $34)					105	105		105
Decrease in net actuarial losses (net of tax of $1)					16	16		16
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $5)					20	20		20
Prior service cost from plan amendments (net of tax of ($3))					(12)	(12)		(12)
Deferred derivative gains (net of tax of $3)					9	9		9
Reclassification adjustment for amounts recognized in income (net of tax of $0)					7	7		7
Other comprehensive income (loss)						(100)	(19)	(119)
Total comprehensive income (loss)						593	(4)	589
Adoption of new accounting standards (Note 1)				(1)		(1)		(1)
Dividends declared to minority shareholders							(8)	(8)
Stock-based compensation plans (Note 18)			19			19		19
Repurchase of common stock (Note 20)	(8,936,302)	(9)	(211)			(220)		(220)
Dividends declared (Note 20)				(139)		(139)		(139)
Common stock issued from treasury	952,743	1	3			4		4
Purchase of minority shares			5			5	(29)	(24)
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net Income	$708	$365	$1,284
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	778	781	727
Amortization and Write-Off of Debt Issuance Costs	15	21	29
Provision for Deferred Income Taxes	131	366	(229)
Net Pension Curtailments and Settlements (Note 17)	22	19	17
Net Rationalization Charges (Note 3)	44	135	210
Rationalization Payments	(174)	(154)	(86)
Net Gains on Asset Sales (Note 5)	(1)	(14)	(31)
Gain on TireHub transaction, net of transaction costs (Note 5)	(272)	—	—
Pension Contributions and Direct Payments	(74)	(90)	(89)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(172)	(147)	211
Inventories	(171)	(44)	(172)
Accounts Payable — Trade	223	85	(156)
Compensation and Benefits	(26)	(65)	(50)
Other Current Liabilities	(181)	(76)	(56)
Other Assets and Liabilities	66	(24)	(52)
Total Cash Flows from Operating Activities	916	1,158	1,557
Cash Flows from Investing Activities:
Capital Expenditures	(811)	(881)	(996)
Asset Dispositions (Note 5)	2	12	35
Short Term Securities Acquired	(68)	(83)	(72)
Short Term Securities Redeemed	68	83	60
Notes Receivable	(55)	—	—
Other Transactions	(3)	(10)	(6)
Total Cash Flows from Investing Activities	(867)	(879)	(979)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,944	1,054	417
Short Term Debt and Overdrafts Paid	(1,795)	(1,046)	(228)
Long Term Debt Incurred	6,455	6,463	4,988
Long Term Debt Paid	(6,469)	(6,342)	(5,433)
Common Stock Issued (Note 18)	4	14	13
Common Stock Repurchased (Note 20)	(220)	(400)	(500)
Common Stock Dividends Paid (Note 20)	(138)	(110)	(82)
Transactions with Minority Interests in Subsidiaries	(31)	(7)	(11)
Debt Related Costs and Other Transactions	7	(41)	(40)
Total Cash Flows from Financing Activities	(243)	(415)	(876)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(43)	57	(15)
Net Change in Cash, Cash Equivalents and Restricted Cash	(237)	(79)	(313)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	1,110	1,189	1,502
Cash, Cash Equivalents and Restricted Cash at End of the Year	$873	$1,110	$1,189
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
The cumulative effect of the changes made to our January 1, 2018 Consolidated Balance Sheet for the adoption of the standards update was as follows:

	Balance at	Adjustment for	Balance at
(In millions)	December 31, 2017	New Standard	January 1, 2018
Accounts Receivable	$2,025	$3	$2,028
Prepaid Expenses and Other Current Assets	224	7	231
Deferred Income Taxes — Asset	2,008	1	2,009
Accounts Payable — Trade	2,807	7	2,814
Other Current Liabilities	1,026	7	1,033
Retained Earnings	6,044	(3)	6,041
The impact of the adoption of the standards update on our Consolidated Statements of Operations for the year ended December 31, 2018 was an increase of $7 million to Net Sales and an increase of $5 million to Net Income.
The impact of the adoption of the standards update on our Consolidated Balance Sheet as of December 31, 2018 was as follows:

	As of December 31, 2018
		Balances
(In millions)	As Reported	Without Adoption	Effect of Change
Accounts Receivable	$2,030	$2,018	$12
Prepaid Expenses and Other Current Assets	238	228	10
Deferred Income Taxes — Asset	1,847	1,848	(1)
Accounts Payable — Trade	2,920	2,911	9
Other Current Liabilities	737	727	10
Retained Earnings	6,597	6,595	2
We do not expect the impact of the adoption of this new standards update to be material to our consolidated financial statements on an ongoing basis.
Effective January 1, 2018, we adopted an accounting standards update intended to improve the financial statement presentation of pension and postretirement benefits cost. The new guidance requires employers that offer defined benefit pension or other postretirement benefit plans to report service cost in the same income statement line as compensation costs and to report non-service related costs separately from service cost outside a sub-total of income from operations, if one is presented. In addition, the new guidance allows only service cost to be capitalized. We applied the new guidance using the retrospective method. In alignment with the new standards update, we reclassified $39 million and $37 million of expense from Cost of Goods Sold ("CGS") and $23 million of expense and a $2 million benefit from Selling, Administrative and General Expense (“SAG”), including corporate related costs of $28 million and $24 million, to Other (Income) Expense for the years ended December 31, 2017 and 2016, respectively. The provision of the new standards update that allows only service cost to be capitalized resulted in an additional one-time charge of $9 million which was recorded in Other (Income) Expense for the year ended December 31, 2018.

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
In August 2017, the FASB issued an accounting standards update with new guidance intended to reduce complexity in hedge accounting and make hedge results easier to understand. This includes simplifying how hedge results are presented and disclosed in the financial statements, expanding the types of hedge strategies allowed and providing relief around the documentation and assessment requirements. The standards update is effective using a modified retrospective approach, with the presentation and disclosure guidance required prospectively, for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption of this accounting standards update will not have a material impact on our consolidated financial statements or disclosures.
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
In February 2016, the FASB issued an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet. The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. The standards update is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. As originally issued, the standards update required application at the beginning of the earliest comparative period presented at the time of adoption.  In July 2018, the FASB issued new guidance allowing entities the option to instead apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented.  We plan to elect this optional transition method along with the practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. In addition, we will not reassess whether any contracts entered into prior to adoption are leases.
We have substantially completed aggregating and evaluating our worldwide lease contracts and are in the final stages of implementing a new lease accounting system to support the accounting and disclosure requirements of this standards update. Upon adoption, we anticipate recording a right-of-use asset and lease liability on our Consolidated Balance Sheet similar in magnitude to the total present value of outstanding future minimum payments for operating leases as shown in Note 14; therefore, we expect this standards update will have a material impact on our Consolidated Balance Sheets and related disclosures. The adoption of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

this standards update is not expected to have a material impact on our Consolidated Statements of Operations or Statements of Cash Flows.
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
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $424 million, $406 million and $388 million in 2018, 2017 and 2016, respectively.
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
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of SAG. Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $345 million, $320 million and $355 million in 2018, 2017 and 2016, respectively.
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
Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade-rated counterparties. At December 31, 2018, our cash investments with any single counterparty did not exceed $180 million.
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
Customer prepayments for products and government grants received that are related to operations are reported as operating activities. Government grants received that are solely related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of capital leases of $6 million, $5 million and $3 million originating in the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows from investing activities in 2018 exclude $266 million of accrued capital expenditures remaining unpaid at December 31, 2018, and include payment for $265 million of capital expenditures that were accrued and unpaid at December 31, 2017. Cash flows from investing activities in 2017 exclude $265 million of accrued capital expenditures remaining unpaid at December 31, 2017, and include payment for $264 million of capital expenditures that were accrued and unpaid at December 31, 2016. Cash flows from investing activities in 2016 exclude $264 million of accrued capital expenditures remaining unpaid at December 31, 2016, and include payment of $254 million of capital expenditures that were accrued and unpaid at December 31, 2015.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2018	2017	2016
Cash and Cash Equivalents	$801	$1,043	$1,132
Restricted Cash	72	67	57
Total Cash, Cash Equivalents and Restricted Cash	$873	$1,110	$1,189

Restricted Cash, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, primarily represents amounts required to be set aside in connection with accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables.
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2018, approximately $697 million of net assets were subject to such regulations or limitations.
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
Investments
Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities are recorded in earnings. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Loss ("AOCL"), net of tax. We regularly review our investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes 16 and 21.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are solely related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $776 million, $779 million and $726 million in 2018, 2017 and 2016, respectively. Refer to Notes 4 and 13.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Net Sales
The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2018:

		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$6,417	$4,771	$2,009	$13,197
Other tire and related sales	620	278	127	1,025
Retail services and service related sales	564	34	77	675
Chemical	554	—	—	554
Other	13	7	4	24
Net Sales by reportable segment	$8,168	$5,090	$2,217	$15,475
Tire unit sales consist of consumer, commercial, farm and off-the-road tire sales, including the sale of new Company-branded tires through Company-owned retail channels. Other tire and related sales consist of aviation, race, motorcycle and all-terrain vehicle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third parties, and exclude intercompany sales. Other sales include items such as franchise fees and ancillary tire parts, such as tire rims, tire valves and valve stems.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities and Other Long Term Liabilities in the Consolidated Balance Sheet each totaled $39 million at December 31, 2018. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the year ended December 31, 2018:

(In millions)
Balance at December 31, 2017	$121
Revenue deferred during period	116
Revenue recognized during period	(159)
Impact of foreign currency translation	—
Balance at December 31, 2018	$78

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Costs Associated with Rationalization Programs
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce excess and high-cost manufacturing capacity and to reduce associate costs.
The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-related Costs	Other Costs	Total
Balance at December 31, 2015	$96	$7	$103
2016 charges (1)	202	16	218
Incurred, Net of Foreign Currency Translation of $(13) million and $0 million, respectively (2)	(75)	(18)	(93)
Reversed to the Statement of Operations	(9)	—	(9)
Balance at December 31, 2016	$214	$5	$219
2017 charges (1)	103	32	135
Incurred, Net of Foreign Currency Translation of $25 million and $1 million, respectively	(94)	(34)	(128)
Reversed to the Statement of Operations	(13)	—	(13)
Balance at December 31, 2017	$210	$3	$213
2018 charges (1)	47	17	64
Incurred, Net of Foreign Currency Translation of $(3) million and $0 million, respectively	(158)	(19)	(177)
Reversed to the Statement of Operations	(19)	—	(19)
Balance at December 31, 2018	$80	$1	$81

(1)
Charges of $64 million, $135 million and $218 million in 2018, 2017 and 2016, respectively, exclude $(1) million, $13 million and $1 million of benefit plan curtailments and settlements recorded in Rationalizations in the Statement of Operations.

(2)	Incurred in 2016 of $93 million excludes $6 million of rationalization payments, primarily for labor claims relating to a previously closed facility in Greece.
The accrual balance of $81 million at December 31, 2018 is expected to be substantially utilized in the next 12 months and includes $46 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA") and $29 million related to global plans to reduce SAG headcount.
The net rationalization charges included in Income before Income Taxes are as follows:

(In millions)	2018	2017	2016
Current Year Plans
Associate Severance and Other Related Costs	$40	$81	$188
Other Exit and Non-Cancelable Lease Costs	—	2	1
Current Year Plans - Net Charges	$40	$83	$189

Prior Year Plans
Associate Severance and Other Related Costs	$(11)	$9	$5
Benefit Plan Curtailments and Settlements	(1)	13	1
Other Exit and Non-Cancelable Lease Costs	16	30	15
Prior Year Plans - Net Charges	4	52	21
Total Net Charges	$44	$135	$210
Asset Write-off and Accelerated Depreciation Charges	$4	$40	$20
Substantially all of the new charges in 2018 related to future cash outflows. Net current year plan charges at December 31, 2018 include charges of $28 million related to a global plan to reduce SAG headcount and $13 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA. Net current year plan charges at December 31, 2018 include reversals of $1 million for actions no longer needed for their originally intended purposes.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net prior year plan charges recognized in the year ended December 31, 2018 include charges of $15 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $3 million related to a plan to reduce manufacturing headcount in EMEA, and $3 million related to a global plan to reduce SAG headcount. Net prior year plan charges for the year ended December 31, 2018 include reversals of $18 million for actions no longer needed for their originally intended purposes.
Ongoing rationalization plans had approximately $720 million in charges through 2018 and approximately $12 million is expected to be incurred in future periods.
Approximately 500 associates will be released under new plans initiated in 2018, of which approximately 150 were released through December 31, 2018. In 2018, approximately 500 associates were released under plans initiated in prior years. Approximately 550 associates remain to be released under all ongoing rationalization plans.
At December 31, 2018, approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note 19.
Asset write-off and accelerated depreciation charges in 2018 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany. Asset write-off and accelerated depreciation for all periods were recorded in CGS.
Rationalization activities initiated in 2017 consisted primarily of net charges of $30 million related to reductions in manufacturing headcount in EMEA, $25 million related to a global plan to reduce SAG headcount, $20 million related to SAG headcount reductions in EMEA, and $8 million related to a plan to improve operating efficiency in EMEA. Net prior year plan charges recognized in the year ended December 31, 2017 include charges of $35 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $8 million related to manufacturing headcount reductions in EMEA, and $7 million related to a global plan to reduce SAG headcount.
Asset write-off and accelerated depreciation charges in 2017 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany.
Rationalization activities initiated in 2016 consisted primarily of net charges of $116 million related to the plan to close our tire manufacturing facility in Philippsburg, Germany, $34 million related to a global plan to reduce SAG headcount, and $25 million related to manufacturing headcount reductions in EMEA. Net prior year plan charges recognized in the year ended December 31,
2016 include charges of $12 million related to the closure of one of our manufacturing facilities in Amiens, France.
Accelerated depreciation charges in 2016 primarily related to the closure of our Wolverhampton, U.K. mixing and retreading facility and the plan to close our tire manufacturing facility in Philippsburg, Germany.
Note 4. Interest Expense
Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2018	2017	2016
Interest expense before capitalization	$335	$358	$398
Capitalized interest	(14)	(23)	(26)
	$321	$335	$372
Cash payments for interest, net of amounts capitalized, were $331 million, $314 million and $351 million in 2018, 2017 and 2016, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Other (Income) Expense

(In millions)	2018	2017	2016
Gain on TireHub transaction, net of transaction costs	$(272)	$—	$—
Non-service related pension and other postretirement benefits	121	62	35
Interest income on indirect tax settlements in Brazil	(38)	—	—
Financing fees and financial instruments	36	55	83
Royalty income	(20)	(32)	(23)
Interest income	(16)	(13)	(15)
Net foreign currency exchange (gains) losses	(16)	(7)	(13)
General and product liability (income) expense - discontinued products	9	—	(27)
Net (gains) losses on asset sales	(1)	(14)	(31)
Miscellaneous expense	23	19	16
	$(174)	$70	$25
On July 1, 2018, we formed a 50/50 joint venture with Bridgestone Americas, Inc. ("Bridgestone") that combined our Company-Owned Wholesale Distribution (“COWD”) business and Bridgestone’s tire wholesale warehouse business to create TireHub, LLC ("TireHub"), a national tire distributor in the United States. Upon formation, we transferred certain assets and liabilities of the COWD business, with a net book value of $6 million, to TireHub. With the assistance of a third party valuation specialist, we determined the fair value of our equity interest in TireHub to be $292 million as of July 1, 2018, using a discounted cash flow method. As a result, we recognized a gain of $286 million, which represents the difference between the fair value of the equity interest received and the net book value of the assets and liabilities contributed. For the year ended December 31, 2018, we incurred transaction costs of $14 million in connection with the formation of the joint venture.
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost for the year ended December 31, 2018 includes expense of $9 million related to the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory. Refer to Note 17.
We have previously filed claims with the Brazilian tax authorities challenging the legality of the calculation of certain indirect taxes for the years 2001 through 2018. During 2018, we received favorable rulings related to these claims. As a result of the rulings, we have recorded a gain of $53 million in CGS and related interest income of $38 million in Other (Income) Expense in 2018.
Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense in 2017 included a premium of $25 million related to the redemption of our $700 million 7% senior notes due 2022 in May 2017. Financing fees and financial instruments expense in 2016 included premiums of $53 million related to the redemption of our $900 million 6.5% senior notes due 2021 in June 2016 and our €250 million 6.75% senior notes due 2019 in January 2016.
Royalty income is derived primarily from licensing arrangements related to divested businesses as well as other licensing arrangements.
Interest income consists primarily of amounts earned on cash deposits.
Foreign currency exchange in all periods reflects net gains and losses resulting from the effect of exchange rate changes on various foreign currency transactions worldwide.
General and product liability (income) expense - discontinued products includes charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries. General and product liability (income) expense - discontinued products in 2018, 2017 and 2016 includes a benefit of $3 million, $5 million and $24 million, respectively, for the recovery of past costs from certain asbestos insurers. General and product liability (income) expense - discontinued products in 2016 included a benefit of $10 million related to changes in assumptions for probable insurance recoveries for asbestos claims in future periods.
Net (gains) losses on asset sales in 2017 included a gain of $6 million related to the sale of a former wire plant site in Luxembourg. Net (gains) losses on asset sales in 2016 included a gain of $16 million related to the sale of the former wire plant site and a gain of $9 million related to the sale of our interest in a supply chain logistics company.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Miscellaneous expense in 2018 and 2017 includes $12 million and $14 million, respectively, related to expenses incurred by the Company as a direct result of hurricanes Harvey and Irma during 2017.
Note 6. Income Taxes
The components of Income before Income Taxes follow:

(In millions)	2018	2017	2016
U.S.	$439	$394	$595
Foreign	572	484	612
	$1,011	$878	$1,207
A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense (Benefit) follows:

(In millions)	2018	2017	2016
U.S. federal income tax expense at the statutory rate of 21% (35% for 2017 and 2016)	$212	$307	$422
Adjustment for foreign income taxed at different rates	30	(55)	(51)
Net establishment of U.S. valuation allowance	25	5	39
U.S. charges (benefits) related to foreign tax credits and R&D	20	(23)	(163)
Net establishment (resolution) of uncertain tax positions	18	(6)	3
Provision for undistributed foreign earnings, net	(9)	(162)	—
Transition tax	8	77	—
Net foreign losses (income) with no tax due to valuation allowances	7	(7)	8
Net establishment (release) of foreign valuation allowances	(5)	1	(354)
State income taxes, net of U.S. federal benefit	(1)	9	16
Domestic production activities deduction	(1)	(16)	(3)
Other	(1)	(6)	8
Deferred tax impact of enacted tax rate and law changes	—	389	(2)
United States and Foreign Tax Expense (Benefit)	$303	$513	$(77)
The components of United States and Foreign Tax Expense (Benefit) by taxing jurisdiction, follow:

(In millions)	2018	2017	2016
Current:
Federal	$(15)	$(22)	$(25)
Foreign	188	166	175
State	(1)	3	2
	172	147	152
Deferred:
Federal	120	389	77
Foreign	6	(8)	(328)
State	5	(15)	22
	131	366	(229)
United States and Foreign Tax Expense (Benefit)	$303	$513	$(77)
In 2018, income tax expense of $303 million was unfavorably impacted by net discrete adjustments of $65 million. Discrete adjustments were primarily due to charges totaling $135 million related to deferred tax assets for foreign tax credits, partially offset by a tax benefit of $88 million related to a worthless stock deduction created by permanently ceasing operations of our Venezuelan subsidiary during the fourth quarter of 2018. Income tax expense in 2018 also included net charges of $18 million for various other discrete tax adjustments, including those related to finalizing our accounting for certain provisional items related to the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (the "Tax Act") as discussed below.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter of 2018, we wrote off $37 million in deferred tax assets for foreign tax credits that expired during the year and established a valuation allowance of $98 million against foreign tax credits expiring primarily in 2021, as we have now concluded that it is not more likely than not that we will be able to utilize these credits prior to their expiration. These charges reflect the recognition of the $88 million discrete tax benefit related to our Venezuelan subsidiary that reduced taxable income that otherwise would have utilized foreign tax credits. We also considered our forecasts of future profitability in assessing our ability to realize our foreign tax credits. These forecasts were prepared in connection with our annual budgeting process and include the impact of recent trends, including various macroeconomic factors such as rising raw material prices, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including raw material prices, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future foreign source income will not be sufficient to fully utilize these foreign tax credits. However, we believe our forecasts of future profitability along with three significant sources of foreign income provide us sufficient positive evidence to conclude that it is more likely than not that the remaining foreign tax credits of $637 million will be fully utilized, despite the negative evidence of their limited carryforward periods.
The Tax Act established a corporate income tax rate of 21%, replacing the former 35% rate, and created a territorial tax system rather than a worldwide system, which generally eliminated the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time transition tax on certain of our foreign earnings previously untaxed in the United States (the "transition tax"). The Securities and Exchange Commission provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation. As required, we finalized our accounting for items previously considered provisional during 2018. At December 31, 2017, we recorded an initial non-cash net charge to tax expense of $299 million related to the enactment of the Tax Act. Our final accounting has adjusted this non-cash net charge to $298 million. This net charge includes a deferred tax charge of $384 million primarily from revaluing our net U.S. deferred tax assets to reflect the new U.S. corporate tax rate. No measurement period adjustment was necessary and this calculation is complete. The net charge also originally included a provisional deferred tax benefit of $162 million to reverse reserves maintained for the taxation of undistributed foreign earnings under prior law, net of reserves established for foreign withholding taxes consistent with our revised indefinite reinvestment assertion. In the fourth quarter of 2018, we finalized our accounting and increased the provisional amount by $9 million to $171 million to reflect U.S. tax guidance issued during the year and to reflect our final indefinite reinvestment assertion. We were able to reasonably estimate the transition tax and recorded an initial provisional tax obligation of $77 million at December 31, 2017. In general, the transition tax imposed by the Tax Act results in the taxation of our accumulated foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. Adjusted for U.S. tax guidance issued during 2018 and the impact of changes to E&P of our subsidiaries resulting from the filing of our 2017 corporate income tax return during the fourth quarter of 2018, we have now finalized our accounting and recognized an additional measurement period adjustment of $8 million, resulting in a total transition tax obligation of $85 million.
On January 15, 2019, the IRS finalized regulations that govern the transition tax. We are in the process of analyzing these regulations. We do not expect any material impact to our financial statements as a consequence of the final regulations.
The Tax Act subjects a U.S. parent to current tax on its "global intangible low-taxed income" ("GILTI"). We do not anticipate incurring a GILTI liability, however, to the extent that we incur expense under the GILTI provisions we will treat it as a component of income tax expense in the period incurred.
In 2017, income tax expense of $513 million was unfavorably impacted by net discrete adjustments of $294 million, due to a net non-cash charge of $299 million related to the enactment of the Tax Act and a net benefit of $5 million for other miscellaneous discrete tax items.
In 2016, the income tax benefit of $77 million was favorably impacted by net discrete adjustments of $458 million, due primarily to a tax benefit of $331 million from the December 31, 2016 release of the valuation allowance on certain subsidiaries in England, France, Luxembourg and New Zealand. As of December 31, 2016, these subsidiaries on which we had maintained a full valuation allowance achieved earnings of a duration and magnitude that they were in a position of cumulative profits for the most recent three-year period. As a consequence of this profitability and our future business plans forecasting sustainable profitability, we concluded that it was more likely than not that our deferred tax assets in these entities would be realized. The 2016 income tax benefit also included a $163 million tax benefit resulting from changing our election for our 2009, 2010 and 2012 U.S. tax years from deducting foreign taxes to crediting foreign taxes, a $39 million tax charge related to establishing a valuation allowance in the United States on deferred tax assets related to receivables from our deconsolidated Venezuelan subsidiary which were contributed to its capital, and a $7 million tax benefit related to the release of a valuation allowance in Brazil due to the collection of a receivable that had previously been written off as uncollectible.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2018	2017
Tax loss carryforwards and credits	$1,473	$1,515
Capitalized research and development expenditures	404	402
Accrued expenses deductible as paid	261	297
Postretirement benefits and pensions	207	223
Deferred interest deductions	40	—
Rationalizations and other provisions	26	36
Vacation and sick pay	23	24
Investment and receivables related to Venezuelan deconsolidation	—	80
Other	111	85
	2,545	2,662
Valuation allowance	(317)	(318)
Total deferred tax assets	2,228	2,344
Property basis differences	(475)	(414)
Tax on undistributed earnings of subsidiaries	(1)	(22)
Total net deferred tax assets	$1,752	$1,908
At December 31, 2018, we had $562 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $60 million of tax credits in various European countries that are subject to expiration from 2019 to 2028. A valuation allowance totaling $204 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $815 million of federal and $96 million of state tax assets for net operating loss and tax credit carryforwards. The federal carryforwards consist of $740 million of foreign tax credits that are subject to expiration from 2019 to 2028 and $75 million of tax assets related to research and development credits and other federal credits that are subject to expiration from 2030 to 2038. The state carryforwards are subject to expiration from 2019 to 2034. A valuation allowance of $113 million has been recorded against federal and state deferred tax assets, primarily federal carryforwards for foreign tax credits, where recovery is uncertain.
At December 31, 2018, we had unrecognized tax benefits of $71 million that if recognized, would have a favorable impact on our tax expense of $71 million. We had accrued interest of $2 million as of December 31, 2018. If not favorably settled, $6 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. We do not expect changes during 2019 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations.

Reconciliation of Unrecognized Tax Benefits
(In millions)	2018	2017	2016
Balance at January 1	$52	$63	$54
Increases related to prior year tax positions	9	2	19
Decreases related to prior year tax positions	(1)	(2)	(8)
Settlements	(2)	(8)	(8)
Foreign currency impact	(5)	—	6
Increases related to current year tax positions	21	—	1
Lapse of statute of limitations	(3)	(3)	(1)
Balance at December 31	$71	$52	$63
We are open to examination in the United States for 2018 and in Germany from 2013 onward. Generally, for our remaining tax jurisdictions, years from 2013 onward are still open to examination.
We have undistributed earnings and profits of our foreign subsidiaries totaling approximately $2.2 billion at December 31, 2018 as compared to approximately $2.8 billion at December 31, 2017. During 2018, we repatriated approximately $900 million of undistributed earnings to the United States primarily representing dividends and return of capital from subsidiaries in Singapore, Luxembourg and Japan. As required, we finalized our indefinite reinvestment assertion under the Tax Act during the fourth quarter of 2018 and, as a consequence, concluded that no provision for tax in the United States is required because substantially all of the remaining undistributed earnings and profits have been or will be reinvested in property, plant and equipment and working capital

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

outside of the United States. A foreign withholding tax charge of approximately $77 million (net of foreign tax credits) would be required if these earnings and profits were to be distributed to the United States.
Net cash payments for income taxes were $178 million, $144 million and $153 million in 2018, 2017 and 2016, respectively.
Note 7.  Earnings Per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2018	2017	2016
Earnings per share — basic:
Goodyear net income	$693	$346	$1,264
Weighted average shares outstanding	237	249	263
Earnings per common share — basic	$2.92	$1.39	$4.81

Earnings per share — diluted:
Goodyear net income	$693	$346	$1,264
Weighted average shares outstanding	237	249	263
Dilutive effect of stock options and other dilutive securities	2	4	3
Weighted average shares outstanding — diluted	239	253	266
Earnings per common share — diluted	$2.89	$1.37	$4.74
Weighted average shares outstanding — diluted for 2018 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common stock (i.e., “underwater” options). There were approximately 1 million equivalent shares related to options with exercise prices greater than the average market price of our common stock for 2017 and 2016.
Note 8. Business Segments
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2018, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services. Each segment also exports tires to other segments.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

(In millions)	2018	2017	2016
Sales
Americas	$8,168	$8,212	$8,172
Europe, Middle East and Africa	5,090	4,928	4,880
Asia Pacific	2,217	2,237	2,106
Net Sales	$15,475	$15,377	$15,158
Segment Operating Income
Americas	$654	$847	$1,151
Europe, Middle East and Africa	363	367	472
Asia Pacific	257	342	373
Total Segment Operating Income	1,274	1,556	1,996
Less:
Rationalizations	44	135	210
Interest expense	321	335	372
Other (income) expense (1)	(174)	70	25
Asset write-offs and accelerated depreciation	4	40	20
Corporate incentive compensation plans	13	33	76
Intercompany profit elimination	4	2	2
Retained expenses of divested operations	9	13	18
Other (2)	42	50	66
Income before Income Taxes	$1,011	$878	$1,207

(1)	Refer to Note 5.

(2)
Primarily represents unallocated corporate costs and the elimination of $18 million, $30 million and $22 million for the years ended December 31, 2018, 2017 and 2016, respectively, of royalty income attributable to the strategic business units.

The following table presents segment assets at December 31:

(In millions)	2018	2017
Assets
Americas	$7,160	$6,923
Europe, Middle East and Africa	4,809	4,995
Asia Pacific	2,602	2,681
Total Segment Assets	14,571	14,599
Corporate(1)	2,301	2,465
	$16,872	$17,064

(1)	Corporate includes substantially all of our U.S. net deferred tax assets.
Results of operations are measured based on net sales to unaffiliated customers and segment operating income. Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions. Segment operating income is computed as follows: Net sales less CGS (excluding asset write-offs and accelerated depreciation charges) and SAG (including certain allocated corporate administrative expenses). Segment operating income also includes certain royalties and equity in earnings of most affiliates. Segment operating income does not include net rationalization charges, asset sales, and certain other items.
The following table presents geographic information. Net sales by country were determined based on the location of the selling subsidiary. Long-lived assets consisted of property, plant and equipment. Besides Germany, management did not consider the net sales of any other individual countries outside the United States to be significant to the consolidated financial statements. For long-lived assets, only China was considered to be significant.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In millions)	2018	2017	2016
Net Sales
United States	$6,692	$6,678	$6,724
Germany	1,883	1,874	1,853
Other international	6,900	6,825	6,581
	$15,475	$15,377	$15,158
Long-Lived Assets
United States	$2,734	$2,750
China	762	766
Other international	3,763	3,935
	$7,259	$7,451
At December 31, 2018, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•$278 million or 35% in Asia Pacific, primarily India, China and Japan ($344 million or 33% at December 31, 2017),

•	$261 million or 33% in Europe, Middle East and Africa, primarily Belgium ($355 million or 34% at December 31, 2017), and

•	$134 million or 17% in Americas, primarily Chile, Canada and Brazil ($169 million or 16% at December 31, 2017).
Rationalizations, as described in Note 3, Costs Associated with Rationalization Programs, Net (gains) losses on asset sales, as described in Note 5, Other (Income) Expense, and asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2018	2017	2016
Rationalizations
Americas	$3	$6	$15
Europe, Middle East and Africa	36	111	184
Asia Pacific	3	2	1
Total Segment Rationalizations	42	119	200
Corporate	2	16	10
	$44	$135	$210

(In millions)	2018	2017	2016
Net (Gains) Losses on Asset Sales
Americas(1)	$(275)	$(4)	$(4)
Europe, Middle East and Africa	2	(10)	(17)
Asia Pacific	—	—	(1)
Total Segment Asset Sales	(273)	(14)	(22)
Corporate	—	—	(9)
	$(273)	$(14)	$(31)

(1)	Americas Net (Gains) Losses on Asset Sales for the year ended December 31, 2018 includes the gain of $272 million related to the TireHub transaction, net of transaction costs.

(In millions)	2018	2017	2016
Asset Write-offs and Accelerated Depreciation
Americas	$—	$—	$1
Europe, Middle East and Africa	4	40	19
Total Segment Asset Write-offs and Accelerated Depreciation	$4	$40	$20

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2018	2017	2016
Capital Expenditures
Americas	$406	$525	$618
Europe, Middle East and Africa	180	159	191
Asia Pacific	188	164	137
Total Segment Capital Expenditures	774	848	946
Corporate	37	33	50
	$811	$881	$996

(In millions)	2018	2017	2016
Depreciation and Amortization
Americas	$414	$398	$366
Europe, Middle East and Africa	201	191	192
Asia Pacific	131	124	120
Total Segment Depreciation and Amortization	746	713	678
Corporate	32	68	49
	$778	$781	$727
The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2018	2017	2016
Equity in (Income)
Americas	$11	$(5)	$—
Europe, Middle East and Africa	(1)	—	(1)
Total Segment Equity in (Income)	$10	$(5)	$(1)

Note 9. Accounts Receivable

(In millions)	2018	2017
Accounts receivable	$2,143	$2,141
Allowance for doubtful accounts	(113)	(116)
	$2,030	$2,025

Note 10. Inventories

(In millions)	2018	2017
Raw materials	$569	$466
Work in process	152	142
Finished goods	2,135	2,179
	$2,856	$2,787

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2018:

(In millions)	Balance at December 31, 2017	Acquisitions	Divestitures	Translation	Balance at December 31, 2018
Americas	$91	$—	$—	$—	$91
Europe, Middle East and Africa	437	2	—	(24)	415
Asia Pacific	67	—	—	(4)	63
	$595	$2	$—	$(28)	$569
The following table presents the net carrying amount of goodwill allocated by reporting unit, and changes during 2017:

(In millions)	Balance at December 31, 2016	Acquisitions	Divestitures	Translation	Balance at December 31, 2017
Americas	$91	$—	$—	$—	$91
Europe, Middle East and Africa	383	1	—	53	437
Asia Pacific	61	1	—	5	67
	$535	$2	$—	$58	$595
The following table presents information about intangible assets:

	2018			2017
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$124	$(6)	$118	$124	$(6)	$118
Trademarks and patents	23	(19)	4	26	(21)	5
Other intangible assets	23	(9)	14	24	(8)	16
	$170	$(34)	$136	$174	$(35)	$139

(1)	Includes impact of foreign currency translation.
Intangible assets are primarily comprised of the rights to use the Dunlop brand name and related trademarks and certain other brand names and trademarks.
Amortization expense for intangible assets totaled $2 million in both 2018 and 2017, and $1 million in 2016. We estimate that annual amortization expense related to intangible assets will be approximately $2 million in 2019 through 2021, and $1 million in 2022 and 2023. The weighted average remaining amortization period is approximately 21 years.
Our annual impairment analyses for 2018, 2017 and 2016 indicated no impairment of goodwill or intangible assets with indefinite lives. In addition, there were no events or circumstances that indicated the impairment tests should be re-performed for goodwill or for intangible assets with indefinite lives for any reporting unit at December 31, 2018.
Note 12. Other Assets and Investments
Dividends received from our consolidated subsidiaries were $608 million, $558 million and $66 million in 2018, 2017 and 2016, respectively. Dividends received in 2018 were primarily from subsidiaries in Singapore and Japan and paid to the United States. Dividends received in 2017 were primarily from a subsidiary in Luxembourg and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $5 million, $5 million and $4 million in 2018, 2017 and 2016, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13. Property, Plant and Equipment

	2018			2017
(In millions)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$427	$—	$427	$433	$—	$433
Buildings	2,564	29	2,593	2,589	30	2,619
Machinery and equipment	13,440	43	13,483	13,456	46	13,502
Construction in progress	654	1	655	721	—	721
	17,085	73	17,158	17,199	76	17,275
Accumulated depreciation	(10,128)	(33)	(10,161)	(10,047)	(31)	(10,078)
	6,957	40	6,997	7,152	45	7,197
Spare parts	262	—	262	254	—	254
	$7,219	$40	$7,259	$7,406	$45	$7,451
The range of useful lives of property used in arriving at the annual amount of depreciation are as follows: buildings and improvements, 3 to 45 years; machinery and equipment, 3 to 40 years.

Note 14. Leased Assets
Net rental expense comprised the following:

(In millions)	2018	2017	2016
Gross rental expense	$333	$332	$332
Sublease rental income	(16)	(17)	(27)
	$317	$315	$305
We enter into leases primarily for our wholesale distribution facilities, administrative offices, retail stores, vehicles and data processing equipment under varying terms and conditions. Many of the leases require us to pay taxes assessed against leased property and the cost of insurance and maintenance. A portion of our retail distribution network is sublet to independent dealers.
While substantially all subleases and some operating leases are cancelable for periods beyond 2019, management expects that in the normal course of its business nearly all of its independent dealer distribution network will be actively operated. As leases and subleases for existing locations expire, we would normally expect to evaluate such leases and either renew the leases or substitute another more favorable retail location.
The following table presents future minimum lease payments:

						2024 and
(In millions)	2019	2020	2021	2022	2023	Beyond	Total
Capital Leases
Minimum lease payments	$8	$7	$18	$3	$2	$23	$61
Imputed interest	(3)	(3)	(3)	(1)	(1)	(13)	(24)
Present value	$5	$4	$15	$2	$1	$10	$37
Operating Leases
Minimum lease payments	$266	$214	$161	$110	$84	$391	$1,226
Minimum sublease rentals	(15)	(12)	(8)	(5)	(3)	(6)	(49)
	$251	$202	$153	$105	$81	$385	$1,177
Imputed interest							(263)
Present value							$914

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15. Financing Arrangements and Derivative Financial Instruments
At December 31, 2018, we had total credit arrangements of $8,971 million, of which $3,151 million were unused. At that date, 33% of our debt was at variable interest rates averaging 4.92%.
Notes Payable and Overdrafts, Long Term Debt and Capital Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2018, we had short term committed and uncommitted credit arrangements totaling $759 million, of which $329 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2018	2017
Chinese credit facilities	$122	$—
Other domestic and foreign debt	288	262
Notes payable and overdrafts	$410	$262
Weighted average interest rate	8.03%	5.00%
Long term debt and capital leases due within one year:
Chinese credit facilities	$32	$113
Other domestic and foreign debt (including capital leases)	211	278
Total long term debt and capital leases due within one year	$243	$391
Weighted average interest rate	4.57%	6.86%
Total obligations due within one year	$653	$653

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long Term Debt and Capital Leases and Financing Arrangements
At December 31, 2018, we had long term credit arrangements totaling $8,212 million, of which $2,822 million were unused.
The following table presents long term debt and capital leases, net of unamortized discounts, and interest rates:

	December 31, 2018		December 31, 2017

(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:

8.75% due 2020	$278		$275
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	286		300
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
$2.0 billion first lien revolving credit facility due 2021	—	—	—	—
Second lien term loan facility due 2025	400	4.46%	400	3.50%
€550 million revolving credit facility due 2020	—	—	—	—
Pan-European accounts receivable facility	335	1.01%	224	0.90%
Mexican credit facilities	200	4.30%	340	3.14%
Chinese credit facilities	219	5.03%	212	4.87%
Other foreign and domestic debt(1)	884	5.35%	967	6.02%
	5,352		5,468
Unamortized deferred financing fees	(36)		(41)
	5,316		5,427
Capital lease obligations	37		40
	5,353		5,467
Less portion due within one year	(243)		(391)
	$5,110		$5,076

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions and domestic debt related to our Global and Americas Headquarters.
NOTES
$282 million 8.75% Senior Notes due 2020
At December 31, 2018, $282 million aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes had an effective yield of 9.20% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
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
$1.0 billion 5.125% Senior Notes due 2023
At December 31, 2018, $1.0 billion aggregate principal amount of 5.125% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on November 15, 2023. These notes are unsecured senior obligations

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time on or after November 15, 2018 at a redemption price of 102.563%, 101.281% and 100% during the 12-month periods commencing on November 15, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.
The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including Goodyear Dunlop Tires Europe B.V. ("GDTE"), to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's and Standard and Poor's and no default has occurred and is continuing, certain covenants will be suspended and we may elect to suspend the subsidiary guarantees. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
€250 million 3.75% Senior Notes due 2023 of GDTE
At December 31, 2018, €250 million aggregate principal amount of GDTE’s 3.75% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on December 15, 2023. These notes are unsecured senior obligations of GDTE and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
$900 million 5% Senior Notes due 2026
At December 31, 2018, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
$700 million 4.875% Senior Notes due 2027
At December 31, 2018, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
$150 million 7% Senior Notes due 2028
At December 31, 2018, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably), (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2018, our borrowing base, and therefore our availability, under this facility was $330 million below the facility's stated amount of $2.0 billion.
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
At December 31, 2018 and 2017, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
Amended and Restated Second Lien Term Loan Facility due 2025
In March 2018, we amended our second lien term loan facility. As a result of the amendment, the term loan, which previously matured on April 30, 2019, now matures on March 7, 2025. The term loan bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
Our obligations under our second lien term loan facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility.
The facility contains covenants, representations, warranties and defaults similar to those in the $2.0 billion first lien revolving credit facility. In addition, if our Pro Forma Senior Secured Leverage Ratio (the ratio of Consolidated Net Secured Indebtedness to EBITDA) for any period of four consecutive fiscal quarters is greater than 3.0 to 1.0, before we may use cash proceeds from certain asset sales to repay any junior lien, senior unsecured or subordinated indebtedness, we must first offer to use such cash proceeds to prepay borrowings under the second lien term loan facility. "Pro Forma Senior Secured Leverage Ratio," "Consolidated Net Secured Indebtedness" and "EBITDA" have the meanings given them in the facility.
At December 31, 2018 and 2017, the amounts outstanding under this facility were $400 million.
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
At December 31, 2018 and 2017, we had no borrowings and no letters of credit issued under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
On September 28, 2018, GDTE and certain other of our European subsidiaries amended and restated the definitive agreements for our pan-European accounts receivable securitization facility, extending the term through 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period beginning October 16, 2017 to October 17, 2018, the designated maximum amount of the facility was €275 million. Effective October 18, 2018, the designated maximum amount of the facility was increased to €320 million.
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
At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). At December 31, 2017, the amounts available and utilized under this program totaled $224 million (€187 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Capital Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2018 and 2017, the amount of receivables sold was $568 million and $572 million, respectively.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have several financing arrangements in Mexico. At December 31, 2018, the amounts available and utilized under these facilities were $340 million and $200 million, respectively. At December 31, 2017, the amounts available and utilized under these facilities were $340 million. The facilities ultimately mature in 2020. The facilities contain covenants relating to the Mexican and U.S. subsidiary and have customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the applicable facilities.
A Chinese subsidiary has several financing arrangements in China. At December 31, 2018 and 2017, the amounts available under these facilities were $672 million and $648 million, respectively. At December 31, 2018, the amount utilized under these facilities was $341 million, of which $219 million was long term debt and $122 million was notes payable. At December 31, 2018, $32 million of the long term debt was due within a year. At December 31, 2017, the amount utilized under these facilities was $212 million of long term debt, of which $113 million was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China. At December 31, 2018 and 2017, the unused amounts available under these facilities were $116 million and $217 million, respectively. At December 31, 2018 and 2017, restricted cash related to funds obtained under these credit facilities was $0 million and $7 million, respectively.
Debt Maturities
The annual aggregate maturities of our debt (excluding the impact of deferred financing fees and unamortized discounts) and capital leases for the five years subsequent to December 31, 2018 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2019	2020	2021	2022	2023
U.S.	$26	$450	$1	$1	$1,001
Foreign	627	340	218	106	651
	$653	$790	$219	$107	$1,652

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
The following table presents fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2018	2017
Fair Values — Current asset (liability):
Accounts receivable	$7	$3
Other current liabilities	(6)	(9)
At December 31, 2018 and 2017, these outstanding foreign currency derivatives had notional amounts of $1,240 million and $1,409 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains of $80 million and losses of $57 million in 2018 and 2017, respectively, on foreign currency derivatives. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2018	2017
Fair Values — Current asset (liability):
Accounts receivable	$9	$1
Other current liabilities	(1)	(8)

Fair Values — Long term asset (liability):
Other assets	$2	$—
Other long term liabilities	—	(2)
At December 31, 2018 and 2017, these outstanding foreign currency derivatives had notional amounts of $347 million and $250 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
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
The following table presents the classification of changes in fair values of foreign currency contracts designated as cash flow hedging instruments (before tax and minority):

	Year Ended
	December 31,
(In millions) (Income) Expense	2018	2017
Amounts deferred to AOCL	$(12)	$28
Amount of deferred loss (gain) reclassified from AOCL into CGS	7	2
Amounts excluded from effectiveness testing	(3)	(2)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated net amount of the deferred gains at December 31, 2018 that is expected to be reclassified to earnings within the next twelve months is $5 million.
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
Note 16. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Assets:
Investments	$10	$11	$10	$11	$—	$—	$—	$—
Foreign Exchange Contracts	18	4	—	—	18	4	—	—
Total Assets at Fair Value	$28	$15	$10	$11	$18	$4	$—	$—

Liabilities:
Foreign Exchange Contracts	$7	$19	$—	$—	$7	$19	$—	$—
Total Liabilities at Fair Value	$7	$19	$—	$—	$7	$19	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding capital leases, at December 31:

	December 31,	December 31,
(In millions)	2018	2017
Fixed Rate Debt(1):
Carrying amount — liability	$3,609	$3,616
Fair value — liability	3,443	3,786

Variable Rate Debt(1):
Carrying amount — liability	$1,707	$1,811
Fair value — liability	1,689	1,811

(1)
Excludes notes payable and overdrafts of $410 million and $262 million at December 31, 2018 and 2017, respectively, of which $230 million and $110 million, respectively, are at fixed rates and $180 million and $152 million, respectively, are at variable rates.  The carrying value of notes payable and overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with a fair value of $3,496 million and $3,857 million at December 31, 2018 and 2017, respectively, was estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

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
During 2018, we recognized settlement charges of $13 million in Other (Income) Expense for our frozen U.K. pension plan. These settlement charges related primarily to an offer of lump sum payments over a limited time during 2018 to non-retiree participants of the plan. Lump sum payments of $103 million, primarily related to this offer, were made from existing plan assets in 2018. As a result, total lump sum payments related to this plan exceeded annual interest cost for 2018.
During 2018, we recognized settlement charges of $8 million in Other (Income) Expense related to certain of our U.S. pension plans. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost for the applicable plans.
During 2018, we increased the obligation for our U.K. pension plan by $13 million to recognize the estimated impact to our plan from an October 2018 court ruling, involving a plan with similar features to ours that was sponsored by another company, that required equal guaranteed minimum pension benefits for males and females. The increase was recognized in AOCL as prior service cost from plan amendments. The actual impact to our U.K. pension plan is still subject to the finalization of plan amendments in response to the court ruling and potential future judicial decisions.
During 2018, the Brazil pension regulator approved our plan to replace certain benefits in our Brazil retiree medical plan with an increase in benefits in our Brazil pension plan. The changes are expected to be effective in the first quarter of 2019 and resulted in an increase to our pension obligation of $16 million and a decrease in our other postretirement benefits obligation of $14 million at December 31, 2018. The increase to the pension obligation and decrease to the other postretirement benefits obligation were recognized in AOCL as prior service cost and prior service credit, respectively.
During 2017, we recognized settlement charges of $32 million, primarily related to our frozen salaried U.S. pension plan. The settlement charges resulted from total lump sum benefit payments exceeding annual interest cost. Of the total settlement charges, $19 million was recorded in Other (Income) Expense and $13 million was included in rationalization charges for employees who terminated service as a result of ongoing rationalization plans.
During the second quarter of 2016, annuities were purchased from existing plan assets to fully settle $41 million in obligations of a separate pension plan in the U.K. which resulted in a settlement charge of $14 million recorded in Other (Income) Expense.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total benefits cost (credit) and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Benefits cost (credit):
Service cost	$4	$4	$5	$28	$31	$29	$3	$4	$3
Interest cost	157	160	164	69	71	80	12	13	12
Expected return on plan assets	(219)	(241)	(255)	(70)	(80)	(88)	—	(1)	—
Amortization of prior service credit	—	—	—	—	—	—	(8)	(29)	(45)
Amortization of net losses	112	111	109	29	32	27	4	6	5
Net periodic cost (credit)	54	34	23	56	54	48	11	(7)	(25)
Net curtailments/settlements/termination benefits	8	29	—	13	3	16	—	—	2
Total benefits cost (credit)	$62	$63	$23	$69	$57	$64	$11	$(7)	$(23)
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$—	$—	$—	$31	$3	$—	$(16)	$3	$—
Increase (decrease) in net actuarial losses	14	128	81	(18)	25	35	(14)	(15)	(1)
Amortization of prior service credit in net periodic cost	—	—	—	—	—	—	8	29	45
Amortization of net losses in net periodic cost	(112)	(111)	(109)	(30)	(29)	(27)	(5)	(6)	(5)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(11)	(29)	—	(14)	(12)	(17)	—	—	—
Total recognized in other comprehensive (income) loss before tax and minority	(109)	(12)	(28)	(31)	(13)	(9)	(27)	11	39
Total recognized in total benefits cost (credit) and other comprehensive (income) loss before tax and minority	$(47)	$51	$(5)	$38	$44	$55	$(16)	$4	$16
Service cost is recorded in CGS or SAG. Other components of net periodic cost (credit) are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
We use the fair value of pension assets in the calculation of pension expense for all plans.
Total benefits cost (credit) for our other postretirement benefits was $4 million, $(17) million and $(31) million for our U.S. plans in 2018, 2017 and 2016, respectively, and $7 million, $10 million and $8 million for our non-U.S. plans in 2018, 2017 and 2016, respectively.
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2019 is $114 million and $0 million, respectively, for our U.S. plans and $29 million and $2 million, respectively, for our non-U.S. plans.
The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2019 are a benefit of $9 million and expense of $4 million, respectively.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The change in benefit obligation and plan assets for 2018 and 2017 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2018 and 2017 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Beginning balance	$(5,331)	$(5,285)	$(3,109)	$(2,863)	$(286)	$(294)
Service cost — benefits earned	(4)	(4)	(28)	(31)	(3)	(4)
Interest cost	(157)	(160)	(69)	(71)	(12)	(13)
Plan amendments	—	—	(29)	(3)	14	(3)
Actuarial gain (loss)	315	(303)	40	(29)	19	15
Participant contributions	—	—	(2)	(2)	(13)	(14)
Curtailments/settlements/termination benefits	25	55	113	21	—	—
Foreign currency translation	—	—	177	(280)	15	(9)
Benefit payments	418	366	133	149	32	36
Ending balance	$(4,734)	$(5,331)	$(2,774)	$(3,109)	$(234)	$(286)
Change in plan assets:
Beginning balance	$4,978	$4,972	$2,806	$2,507	$4	$4
Actual return on plan assets	(110)	417	4	146	—	—
Company contributions to plan assets	—	—	36	56	2	2
Cash funding of direct participant payments	17	10	21	24	16	20
Participant contributions	—	—	2	2	13	14
Settlements	(22)	(55)	(112)	(11)	—	—
Foreign currency translation	—	—	(160)	231	—	—
Benefit payments	(418)	(366)	(133)	(149)	(32)	(36)
Ending balance	$4,445	$4,978	$2,464	$2,806	$3	$4
Funded status at end of year	$(289)	$(353)	$(310)	$(303)	$(231)	$(282)
Other postretirement benefits unfunded status was $112 million and $132 million for our U.S. plans at December 31, 2018 and 2017, respectively, and $119 million and $150 million for our non-U.S. plans at December 31, 2018 and 2017, respectively.
The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017
Noncurrent assets	$—	$—	$325	$349	$—	$—
Current liabilities	(20)	(16)	(20)	(21)	(17)	(20)
Noncurrent liabilities	(269)	(337)	(615)	(631)	(214)	(262)
Net amount recognized	$(289)	$(353)	$(310)	$(303)	$(231)	$(282)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017
Prior service (credit) cost	$(3)	$(4)	$31	$4	$(32)	$(27)
Net actuarial loss	2,493	2,603	611	669	25	47
Gross amount recognized	2,490	2,599	642	673	(7)	20
Deferred income taxes	(77)	(103)	(105)	(109)	(19)	(26)
Minority shareholders’ equity	—	—	(1)	(1)	—	—
Net amount recognized	$2,413	$2,496	$536	$563	$(26)	$(6)
The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2018	2017	2018	2017
Discount rate:
— U.S.	4.24%	3.56%	4.16%	3.44%
— Non-U.S.	2.69	2.53	5.03	4.92
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	2.91	2.91	N/A	N/A
The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate for determining interest cost:
— U.S.	3.09%	3.18%	3.23%	2.99%	3.02%	2.98%
— Non-U.S.	2.56	2.70	3.37	6.13	5.98	6.31
Expected long term return on plan assets:
— U.S.	4.58	5.08	5.33	N/A	N/A	N/A
— Non-U.S.	3.02	3.12	3.81	N/A	N/A	N/A
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	2.91	3.18	2.63	N/A	N/A	N/A
For 2018, a weighted average discount rate of 3.09% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of bonds from issuers rated AA or higher by established rating agencies as of December 31, 2017, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 2.56% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.
For 2018, an assumed weighted average long term rate of return of 4.58% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are primarily invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 3.02% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.

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
The following table presents estimated future benefit payments from the plans as of December 31, 2018. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.
2019	$417	$123	$18
2020	388	120	18
2021	380	122	17
2022	363	128	17
2023	353	130	16
2024-2028	1,650	693	76
The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2018	2017	2018	2017
All plans:
Accumulated benefit obligation	$4,725	$5,320	$2,688	$3,017
Plans not fully-funded:
Projected benefit obligation	$4,732	$5,329	$908	$945
Accumulated benefit obligation	4,723	5,318	852	887
Fair value of plan assets	4,443	4,976	281	302
Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2018, these plans accounted for $218 million of our accumulated pension benefit obligation, $244 million of our projected pension benefit obligation, and $59 million of our AOCL adjustment. At December 31, 2017, these plans accounted for $227 million of our accumulated pension benefit obligation, $251 million of our projected pension benefit obligation, and $59 million of our AOCL adjustment.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2019.
Assumed health care cost trend rates at December 31 follow:

	2018	2017
Health care cost trend rate assumed for the next year	6.5%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2025	2025
A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2018 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$13	$(10)
Aggregate service and interest cost	1	(1)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2018	2017	2018	2017
Cash and short term securities	2%	2%	1%	1%
Equity securities	6	6	4	9
Debt securities	92	92	94	85
Alternatives	—	—	1	5
Total	100%	100%	100%	100%
Our pension investment policy recognizes the long term nature of pension liabilities, and is primarily designed to offset the future impact of discount rate movements on the funded status for our plans. All assets are managed externally according to target asset allocation guidelines we have established. Manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios and using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments.
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
The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, hedge funds, currency derivatives, insurance contracts, repurchase agreements, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 5% equities and 95% fixed income.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2018, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$48	$48	$—	$—	$29	$26	$3	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	19	19	—	—
Commingled Funds	—	—	—	—	14	14	—	—
Mutual Funds	—	—	—	—	4	4	—	—
Debt Securities
Corporate Bonds	2,344	—	2,344	—	171	17	154	—
Government Bonds	968	—	968	—	2,158	62	2,096	—
Repurchase Agreements	—	—	—	—	(641)	—	(641)	—
Asset Backed Securities	63	—	63	—	67	5	62	—
Mutual Funds	—	—	—	—	18	8	10	—
Alternatives
Insurance Contracts	2	—	—	2	19	—	—	19
Other Investments	—	—	—	—	6	—	4	2
Total Investments in the Fair Value Hierarchy	3,425	$48	$3,375	$2	1,864	$155	$1,688	$21

Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	11				56
Mutual Funds	—				7
Partnership Interests	247				—
Debt Securities
Mutual Funds	90				7
Commingled Funds	603				638
Short Term Securities
Commingled Funds	59				7
Alternatives
Commingled Funds	—				5
Total Investments	4,435				2,584
Other	10				(120)
Total Plan Assets	$4,445				$2,464

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2017, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$55	$39	$16	$—	$20	$19	$1	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	24	24	—	—
Commingled Funds	—	—	—	—	148	17	—	131
Mutual Funds	—	—	—	—	5	5	—	—
Debt Securities
Corporate Bonds	2,699	—	2,698	1	156	14	142	—
Government Bonds	1,033	—	1,033	—	2,358	73	2,285	—
Repurchase Agreements	—	—	—	—	(763)	—	(763)	—
Asset Backed Securities	58	—	58	—	47	4	43	—
Commingled Funds	—	—	—	—	10	—	10	—
Mutual Funds	—	—	—	—	7	7	—	—
Alternatives
Real Estate	—	—	—	—	4	—	—	4
Insurance Contracts	2	—	—	2	18	—	—	18
Other Investments	—	—	—	—	10	—	7	3
Total Investments in the Fair Value Hierarchy	3,847	$39	$3,805	$3	2,044	$163	$1,725	$156

Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	54				66
Mutual Funds	—				18
Partnership Interests	238				—
Debt Securities
Mutual Funds	111				7
Commingled Funds	682				579
Short Term Securities
Commingled Funds	67				6
Alternatives
Commingled Funds	—				95
Total Investments	4,999				2,815
Other	(21)				(9)
Total Plan Assets	$4,978				$2,806
At December 31, 2018 and 2017, the Plans did not directly hold any of our common stock.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Investments that are measured at Net Asset Value ("NAV") as a practical expedient to estimate fair value are not classified in the fair value hierarchy. Under the practical expedient approach, the NAV is based on the fair value of the underlying investments held by each fund less its liabilities. This practical expedient would not be used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total plan assets. Valuation methodologies used for assets and liabilities measured at fair value are as follows:

•
Cash and Short Term Securities:  Cash and cash equivalents consist of U.S. and foreign currencies. Foreign currencies are reported in U.S. dollars based on currency exchange rates readily available in active markets. Short term securities held in commingled funds are valued at the NAV of units held at year end, as determined by the investment manager.

•
Equity Securities:  Common and preferred stock, which are held in non-U.S. companies, are valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are valued at the NAV of

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

units held at year end, as determined by a pricing vendor or the fund family. Mutual funds are valued at the NAV of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Partnership interests are priced based on valuations using the partnership’s available financial statements coinciding with our year end and the plan's percent ownership, adjusted for any cash transactions which occurred between the date of those financial statements and our year end.

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

•
Alternatives:  Commingled funds are invested in hedge funds and currency derivatives, which are valued based on the NAV as determined by the fund manager using the most recent financial information available. Participation in real estate funds are valued based on institutional bid evaluations as determined by the fund manager using the most recent financial information available. Other investments include derivative financial instruments, which are primarily valued using independent pricing sources which utilize industry standard derivative valuation models, and directed insurance contracts, which are valued as reported by the issuer.

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
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2018:

	Non-U.S.
(In millions)	Insurance Contracts	Real Estate	Equity Securities - Commingled Funds	Other
Balance, beginning of year	$18	$4	$131	$3
Realized gains (losses)	—	—	(1)	—
Purchases, sales, issuances and settlements (net)	2	(4)	(128)	(1)
Foreign currency translation	(1)	—	(2)	—
Balance, end of year	$19	$—	$—	$2
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other postretirement benefits plan assets at December 31, 2018 and 2017, which relate to a non-U.S. plan, are invested primarily in mutual funds, which are traded on an active market, and are considered a Level 1 investment.
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $111 million, $111 million and $122 million for 2018, 2017 and 2016, respectively.
Note 18. Stock Compensation Plans
Our stock compensation plans (collectively, the “Plans”) permit the grant of stock options, stock appreciation rights (“SARs”), performance share units, restricted stock, restricted stock units and other stock-based awards to employees and directors. Our current stock compensation plan, the 2017 Performance Plan, was adopted on April 10, 2017 and expires on April 9, 2027. A total of 18 million shares of our common stock may be issued in respect of grants made under the 2017 Performance Plan. Any shares of common stock that are subject to awards of stock options or SARs will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of common stock that are subject to any other awards will be counted as 2 shares for each share granted for purposes of the aggregate share limit. In addition, shares of common stock that are subject to awards issued under the 2017 Performance Plan or certain prior stock compensation plans that expire according to their terms or are forfeited, terminated, canceled or surrendered or are settled, or can be paid, only in cash, or are surrendered in payment of taxes associated with such awards (other than stock options or SARs) will be available for issuance pursuant to a new award under the 2017 Performance Plan. Shares issued under our stock compensation plans are usually issued from shares of our common stock held in treasury.
Stock Options
Grants of stock options and SARs (collectively referred to as “options”) under the Plans generally have a graded vesting period of four years whereby one-fourth of the awards vest on each of the first four anniversaries of the grant date, an exercise price equal to the fair market value of one share of our common stock on the date of grant (i.e., the closing market price on that date) and a contractual term of ten years. The exercise of tandem SARs cancels an equivalent number of stock options and, conversely, the exercise of stock options cancels an equivalent number of tandem SARs. Option grants are cancelled on, or 90 days following, termination of employment unless termination is due to retirement, death or disability under certain circumstances, in which case, all outstanding options vest fully and remain outstanding for a term set forth in the related grant agreement.
The following table summarizes the activity related to options during 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	6,597,098	$19.91
Options granted	—	—
Options exercised	(684,374)	14.43		$9
Options expired	(72,205)	23.46
Options cancelled	(260,067)	28.57
Outstanding at December 31	5,580,452	20.14	4.5	24
Vested and expected to vest at December 31	5,485,525	19.93	4.5	24
Exercisable at December 31	4,717,476	17.93	4.0	24
Available for grant at December 31	16,211,852
In addition, the aggregate intrinsic value of options exercised in 2017 and 2016 was $18 million and $14 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant option groups outstanding at December 31, 2018 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/27/2017	615,265	187,801	$35.26	8.2
2/22/2016	598,622	324,268	29.90	7.2
2/23/2015	544,078	420,286	27.16	6.2
2/24/2014	391,667	391,667	26.44	5.2
2/28/2013	963,158	963,158	12.98	4.2
2/27/2012	748,001	748,001	12.94	3.2
2/22/2011	545,267	545,267	13.91	2.1
2/23/2010	377,324	377,324	12.74	1.1
2/26/2009	159,212	159,212	4.81	0.2
All Other	637,858	600,492	(1)	(1)
	5,580,452	4,717,476

(1)
Options in the “All other” category had exercise prices ranging from $7.02 to $32.72. The weighted average exercise price for options outstanding and exercisable in that category was $19.31 and $18.58, respectively, while the remaining weighted average contractual term was 4.2 and 3.9, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

	2017	2016
Weighted average grant date fair value	$12.05	$11.92
Black-Scholes model assumptions(1):
Expected term (years)	7.20	7.20
Interest rate	2.13%	1.45%
Volatility	33.63%	40.78%
Dividend yield	1.13%	0.94%

(1)
We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of the annual grants of options by our Board of Directors. There were no stock options granted during 2018.

Performance Share Units
Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2018, 2017 and 2016 may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
The following table summarizes the activity related to performance share units during 2018:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	342,307	$33.73
Units granted	195,583	29.04
Units vested	(157,396)	30.95
Units forfeited	(47,298)	33.63
Unvested at December 31	333,196	32.30
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
The following table summarizes the activity related to restricted stock units during 2018:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	856,398	$30.15
Units granted	935,656	28.54
Units vested and settled	(207,542)	28.06
Units forfeited	(196,079)	28.15
Unvested at December 31	1,388,433	29.81
We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.
Other Information
Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2018	2017	2016
Stock-based compensation expense recognized	$16	$22	$23
Tax benefit	(4)	(6)	(8)
After-tax stock-based compensation expense	$12	$16	$15
Cash payments to settle SARs	$1	$1	$1
Cash received from stock option exercises	$9	$19	$17
As of December 31, 2018, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $29 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2022.
Note 19. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $45 million and $46 million at December 31, 2018 and 2017, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $10 million was included in Other Current Liabilities at both December 31, 2018 and 2017. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $224 million and $243 million for anticipated costs related to workers’ compensation at December 31, 2018 and 2017, respectively. Of these amounts, $42 million and $45 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2018 and 2017, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2018 and 2017, the liability was discounted using a risk-free rate of return. At December 31, 2018, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $322 million and $316 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2018 and 2017, respectively. Of these amounts, $57 million and $55 million were included in Other Current Liabilities at December 31, 2018 and 2017, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2018, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $30 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 147,200 claims by defending, obtaining a dismissal, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $541 million and $529 million through December 31, 2018 and 2017, respectively.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2018	2017	2016
Pending claims, beginning of year	54,300	64,400	67,400
New claims filed during the year	1,300	1,900	1,900
Claims settled/dismissed during the year	(12,500)	(12,000)	(4,900)
Pending claims, end of year	43,100	54,300	64,400
Payments(1)	$13	$16	$20

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $166 million and $167 million at December 31, 2018 and 2017, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $108 million and $113 million at December 31, 2018 and 2017, respectively. We expect that approximately 65% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million and $15 million was included in Current Assets as part of Accounts Receivable at December 31, 2018 and 2017, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2018, we had approximately $565 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. In addition, we had coverage under certain primary policies for indemnity and

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.
We believe that our reserve for asbestos claims, and the receivable for recoveries from insurance carriers recorded in respect of these claims, reflects reasonable and probable estimates of these amounts. The estimate of the liabilities and assets related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in:
•the litigation environment,
•federal and state law governing the compensation of asbestos claimants,
•recoverability of receivables due to potential insolvency of carriers,
•our approach to defending and resolving claims, and
•the level of payments made to claimants from other sources, including other defendants and 524(g) trusts.
As a result, with respect to both asserted and unasserted claims, it is reasonably possible that we may incur a material amount of cost in excess of the current reserve; however, such amounts cannot be reasonably estimated. Coverage under insurance policies is subject to varying characteristics of asbestos claims including, but not limited to, the type of claim (premise vs. product exposure), alleged date of first exposure to our products or premises and disease alleged. Recoveries may also be limited by insurer insolvencies or financial difficulties. Depending upon the nature of these characteristics or events, as well as the resolution of certain legal issues, some portion of the insurance may not be accessible by us.
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €120 million ($137 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Our recorded liabilities and estimates of reasonably possible losses for the contingent liabilities described above are based on our assessment of potential liability using the information available to us at the time and, where applicable, any past experience and recent and current trends with respect to similar matters. Our contingent liabilities are subject to inherent uncertainties, and unfavorable judicial or administrative decisions could occur which we did not anticipate. Such an unfavorable decision could include monetary damages, fines or other penalties or an injunction prohibiting us from taking certain actions or selling certain products. If such an unfavorable decision were to occur, it could result in a material adverse impact on our financial position and results of operations in the period in which the decision occurs or in future periods.
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
Binding Commitments and Guarantees
At December 31, 2018, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond 2019 are expected to total approximately $1,900 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees and other commitments totaling approximately $73 million and $82 million at December 31, 2018 and 2017, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.
In 2017, we issued a guarantee of approximately $47 million in connection with an indirect tax assessment in EMEA. As of December 31, 2018, this guarantee amount has been reduced to $44 million. We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of December 31, 2018, this guarantee amount has been reduced to $29 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
Indemnifications
At December 31, 2018, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.
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
Warranty
We recorded $18 million and $17 million for potential claims under warranties offered by us at December 31, 2018 and 2017, respectively, the majority of which are recorded in Other Current Liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents changes in the warranty reserve during 2018 and 2017:

(In millions)	2018	2017
Balance at January 1	$17	$19
Payments made during the period	(26)	(27)
Expense recorded during the period	28	24
Translation adjustment	(1)	1
Balance at December 31	$18	$17

Note 20. Capital Stock
Dividends
During 2018, 2017 and 2016 we paid cash dividends of $138 million, $110 million and $82 million, respectively, on our common stock. This amount excludes dividends earned on stock based compensation plans of $1 million for 2018. On January 14, 2019, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.16 per share on our common stock, or approximately $37 million in the aggregate. The cash dividend will be paid on March 1, 2019 to stockholders of record as of the close of business on February 1, 2019. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During 2018, we repurchased 8,936,302 shares at an average price, including commissions, of $24.62 per share, or $220 million in the aggregate. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2018, we did not repurchase any shares from employees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21. Reclassifications out of Accumulated Other Comprehensive Loss
The following table presents changes in Accumulated Other Comprehensive Loss (AOCL) by component, for the years ended December 31, 2018, 2017 and 2016:

(In millions)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2015	$(946)	$(3,071)	$7	$(4,010)
Other comprehensive income (loss) before reclassifications	(209)	(62)	8	(263)
Amounts reclassified from accumulated other comprehensive loss	—	80	(5)	75
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$(4,198)
Other comprehensive income (loss) before reclassifications	240	(103)	(20)	117
Amounts reclassified from accumulated other comprehensive loss	—	104	1	105
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications	(245)	4	9	(232)
Amounts reclassified from accumulated other comprehensive loss	—	125	7	132
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
The following table presents reclassifications out of AOCL for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In millions)	2018	2017	2016
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$139	$117	$96	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments and settlements	25	41	17	Other (Income) Expense / Rationalizations
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$164	$158	$113
Tax effect	(39)	(54)	(33)	United States and Foreign Taxes
Net of tax	$125	$104	$80	Goodyear Net Income

Deferred Derivative Losses (Gains), before tax	$7	$2	$(6)	Cost of Goods Sold
Tax effect	—	(1)	1	United States and Foreign Taxes
Net of tax	$7	$1	$(5)	Goodyear Net Income
Total reclassifications	$132	$105	$75	Goodyear Net Income

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$127	$30	$644	$—	$801
Accounts Receivable	672	110	1,248	—	2,030
Accounts Receivable From Affiliates	294	280	—	(574)	—
Inventories	1,425	71	1,387	(27)	2,856
Prepaid Expenses and Other Current Assets	76	3	155	4	238
Total Current Assets	2,594	494	3,434	(597)	5,925
Goodwill	24	1	420	124	569
Intangible Assets	117	—	19	—	136
Deferred Income Taxes	1,422	27	395	3	1,847
Other Assets	524	48	564	—	1,136
Investments in Subsidiaries	3,758	445	—	(4,203)	—
Property, Plant and Equipment	2,482	430	4,371	(24)	7,259
Total Assets	$10,921	$1,445	$9,203	$(4,697)	$16,872
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$960	$131	$1,829	$—	$2,920
Accounts Payable to Affiliates	—	—	574	(574)	—
Compensation and Benefits	286	14	171	—	471
Other Current Liabilities	310	(4)	431	—	737
Notes Payable and Overdrafts	25	—	385	—	410
Long Term Debt and Capital Leases Due Within One Year	2	—	241	—	243
Total Current Liabilities	1,583	141	3,631	(574)	4,781
Long Term Debt and Capital Leases	3,550	167	1,393	—	5,110
Compensation and Benefits	569	93	683	—	1,345
Deferred Income Taxes	—	—	95	—	95
Other Long Term Liabilities	355	8	108	—	471
Total Liabilities	6,057	409	5,910	(574)	11,802
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	232	—	—	—	232
Other Equity	4,632	1,036	3,087	(4,123)	4,632
Goodyear Shareholders’ Equity	4,864	1,036	3,087	(4,123)	4,864
Minority Shareholders’ Equity — Nonredeemable	—	—	206	—	206
Total Shareholders’ Equity	4,864	1,036	3,293	(4,123)	5,070
Total Liabilities and Shareholders’ Equity	$10,921	$1,445	$9,203	$(4,697)	$16,872

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,382	$1,320	$9,567	$(2,794)	$15,475
Cost of Goods Sold	5,947	1,270	7,616	(2,872)	11,961
Selling, Administrative and General Expense	1,042	35	1,235	—	2,312
Rationalizations	3	1	40	—	44
Interest Expense	221	23	105	(28)	321
Other (Income) Expense	(320)	12	30	104	(174)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	489	(21)	541	2	1,011
United States and Foreign Tax (Benefit) Expense	129	(6)	179	1	303
Equity in Earnings (Loss) of Subsidiaries	333	47	—	(380)	—
Net Income (Loss)	693	32	362	(379)	708
Less: Minority Shareholders’ Net Income	—	—	15	—	15
Goodyear Net Income (Loss)	$693	$32	$347	$(379)	$693
Comprehensive Income (Loss)	$593	$28	$143	$(175)	$589
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(4)	—	(4)
Goodyear Comprehensive Income (Loss)	$593	$28	$147	$(175)	$593

	Consolidating Statements of Operations
	Year Ended December 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,378	$1,186	$9,499	$(2,686)	$15,377
Cost of Goods Sold	5,774	1,125	7,537	(2,756)	11,680
Selling, Administrative and General Expense	980	34	1,265	—	2,279
Rationalizations	20	1	114	—	135
Interest Expense	254	10	122	(51)	335
Other (Income) Expense	(60)	12	(12)	130	70
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	410	4	473	(9)	878
United States and Foreign Tax (Benefit) Expense	417	(2)	101	(3)	513
Equity in Earnings (Loss) of Subsidiaries	353	39	—	(392)	—
Net Income (Loss)	346	45	372	(398)	365
Less: Minority Shareholders’ Net Income	—	—	19	—	19
Goodyear Net Income (Loss)	$346	$45	$353	$(398)	$346
Comprehensive Income (Loss)	$568	$62	$656	$(683)	$603
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	35	—	35
Goodyear Comprehensive Income (Loss)	$568	$62	$621	$(683)	$568

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2016
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,418	$1,265	$9,121	$(2,646)	$15,158
Cost of Goods Sold	5,476	1,212	6,962	(2,715)	10,935
Selling, Administrative and General Expense	1,079	37	1,294	(1)	2,409
Rationalizations	20	—	190	—	210
Interest Expense	276	12	129	(45)	372
Other (Income) Expense	(35)	8	(35)	87	25
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	602	(4)	581	28	1,207
United States and Foreign Tax (Benefit) Expense	104	(7)	(180)	6	(77)
Equity in Earnings (Loss) of Subsidiaries	766	122	—	(888)	—
Net Income (Loss)	1,264	125	761	(866)	1,284
Less: Minority Shareholders’ Net Income	—	—	20	—	20
Goodyear Net Income (Loss)	$1,264	$125	$741	$(866)	$1,264
Comprehensive Income (Loss)	$1,076	$55	$585	$(632)	$1,084
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	8	—	8
Goodyear Comprehensive Income (Loss)	$1,076	$55	$577	$(632)	$1,076

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$1,771	$32	$(279)	$(608)	$916
Cash Flows from Investing Activities:
Capital Expenditures	(307)	(61)	(443)	—	(811)
Asset Dispositions	—	2	—	—	2
Short Term Securities Acquired	—	—	(68)	—	(68)
Short Term Securities Redeemed	—	—	68	—	68
Capital Contributions Received and Loans Incurred	(1,205)	—	(283)	1,488	—
Capital Redemptions and Loans Paid	282	88	430	(800)	—
Notes Receivable	(55)	—	—	—	(55)
Other Transactions	1	—	(4)	—	(3)
Total Cash Flows from Investing Activities	(1,284)	29	(300)	688	(867)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	965	—	979	—	1,944
Short Term Debt and Overdrafts Paid	(940)	—	(855)	—	(1,795)
Long Term Debt Incurred	3,200	15	3,240	—	6,455
Long Term Debt Paid	(3,260)	—	(3,209)	—	(6,469)
Common Stock Issued	4	—	—	—	4
Common Stock Repurchased	(220)	—	—	—	(220)
Common Stock Dividends Paid	(138)	—	—	—	(138)
Capital Contributions Received and Loans Incurred	283	67	1,138	(1,488)	—
Capital Redemptions and Loans Paid	(430)	(77)	(293)	800	—
Intercompany Dividends Paid	—	(65)	(543)	608	—
Transactions with Minority Interests in Subsidiaries	—	—	(31)	—	(31)
Debt Related Costs and Other Transactions	16	—	(9)	—	7
Total Cash Flows from Financing Activities	(520)	(60)	417	(80)	(243)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	(3)	(40)	—	(43)
Net Change in Cash, Cash Equivalents and Restricted Cash	(33)	(2)	(202)	—	(237)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	201	32	877	—	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Year	$168	$30	$675	$—	$873

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

Supplementary Data
(Unaudited)
Quarterly Data

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2018
Net Sales	$3,830	$3,841	$3,928	$3,876	$15,475
Gross Profit	854	892	900	868	3,514
Net Income	80	164	354	110	708
Less: Minority Shareholders’ Net Income	5	7	3	—	15
Goodyear Net Income	$75	$157	$351	$110	$693
Goodyear Net Income - Per Share of Common Stock:*
— Basic	$0.31	$0.66	$1.49	$0.47	$2.92
— Diluted	$0.31	$0.65	$1.48	$0.47	$2.89

Weighted Average Shares Outstanding — Basic	240	239	236	233	237
— Diluted	244	241	238	235	239

Dividends Declared per Share of Common Stock	$0.14	$0.14	$0.14	$0.16	$0.58

Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,580	$17,355	$17,591	$16,872
Total Debt and Capital Leases	6,259	6,347	6,520	5,763
Goodyear Shareholders’ Equity	4,737	4,637	4,800	4,864
Total Shareholders’ Equity	4,962	4,844	5,000	5,070

*
Due to the anti-dilutive impact of potentially dilutive securities, as well as weighted average shares changing throughout the year, the quarterly earnings per share amounts do not add to the full year.

All numbers presented below are after-tax and minority.
The first quarter of 2018 included rationalization charges of $26 million, net discrete tax charges of $7 million, a charge of $7 million related to a one-time expense from the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory, costs of $3 million related to the TireHub transaction, charges of $3 million for hurricane related expenses, and charges of $1 million related to accelerated depreciation.
The second quarter of 2018 included net discrete tax benefits of $28 million, a benefit of $1 million related to the recovery of past costs from one of our asbestos insurers, and net gains on asset sales of $1 million. The second quarter of 2018 also included costs of $8 million related to the TireHub transaction, charges of $8 million for hurricane related expenses, losses of $5 million as a result of the national transportation strike in Brazil, and pension settlement charges of $2 million.
The third quarter of 2018 included a net gain of $219 million on the TireHub transaction and a benefit of $17 million related to a favorable indirect tax settlement in Brazil. The third quarter of 2018 also included net discrete income tax charges of $31 million, pension settlement charges of $8 million, rationalization charges of $4 million, legal claims related to discontinued operations of $3 million, and charges of $2 million for hurricane related expenses.
The fourth quarter of 2018 included benefits of $56 million related to favorable indirect tax items. The fourth quarter of 2018 also included discrete income tax charges of $55 million, pension settlement charges of $7 million, rationalization charges of $2 million, and accelerated depreciation of $2 million.

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2017
Net Sales	$3,699	$3,686	$3,921	$4,071	$15,377
Gross Profit	939	901	867	990	3,697
Net Income (Loss)	169	154	132	(90)	365
Less: Minority Shareholders’ Net Income	3	7	3	6	19
Goodyear Net Income (Loss)	$166	$147	$129	$(96)	$346
Goodyear Net Income (Loss) - Per Share of Common Stock:*
— Basic	$0.66	$0.58	$0.52	$(0.39)	$1.39
— Diluted	$0.65	$0.58	$0.50	$(0.39)	$1.37

Weighted Average Shares Outstanding — Basic	252	252	250	244	249
— Diluted	256	256	254	244	253

Dividends Declared per Share of Common Stock	$0.10	$0.10	$0.10	$0.14	$0.44

Selected Balance Sheet Items at Quarter-End:
Total Assets	$17,194	$17,646	$17,852	$17,064
Total Debt and Capital Leases	5,933	6,076	6,391	5,729
Goodyear Shareholders’ Equity	4,733	4,909	4,882	4,603
Total Shareholders’ Equity	4,960	5,145	5,121	4,850

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 48 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting is presented on page 49 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 2019 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").
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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
(1)Financial Statements:  See Index to Consolidated Financial Statements on page 47 of this Annual Report.

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
FOR THE YEAR ENDED DECEMBER 31, 2018
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

FS- 1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2018
Allowance for doubtful accounts	$116	$21	$—	$(19)	(a)	$(5)	$113
Valuation allowance — deferred tax assets	318	18	(1)	—		(18)	317

2017
Allowance for doubtful accounts	$101	$12	$—	$(6)	(a)	$9	$116
Valuation allowance — deferred tax assets	326	(19)	—	—		11	318

2016
Allowance for doubtful accounts	$105	$10	$—	$(13)	(a)	$(1)	$101
Valuation allowance — deferred tax assets	621	(309)	2	—		12	326

Note:    (a) Accounts receivable charged off.

FS- 2

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For the Year Ended December 31, 2018

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

(b)
First Amendment, dated as of July 13, 2018, to the Amended and Restated First Lien Credit Agreement, dated as of April 7, 2016, among the Company, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-1927).

(c)
Amended and Restated Second Lien Credit Agreement, dated as of March 7, 2018, among the Company, the lenders, documentation agents, syndication agent, joint lead arrangers and joint bookrunners party thereto, Deutsche Bank Trust Company Americas, as Collateral Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-1927).

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

(f)
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
(h)
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

(i)
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

(j)
Amended and Restated General Master Purchase Agreement dated December 10, 2004, as last amended and restated on September 26, 2018, between Ester Finance Titrisation, as Purchaser, Credit Agricole Leasing & Factoring, as Agent, Credit Agricole Corporate and Investment Bank, as Joint Lead Arranger and as Calculation Agent, Natixis, as Joint Lead Arranger, Dunlop Tyres Limited, as Centralising Unit, and the Sellers listed therein (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 1-1927).

(k)*	2017 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 2017, File No. 1-1927).
(l)*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(m)*
Form of Non-Qualified Stock Option with Tandem Stock Appreciation Right Grant Agreement (incorporated by reference, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).

(n)*	Form of Incentive Stock Option Grant Agreement (incorporated by reference, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(o)*	Form of Performance Share Grant Agreement (incorporated by reference, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(p)*	Form of Executive Performance Unit Grant Agreement (incorporated by reference, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(q)*	Form of Restricted Stock Unit Retention Grant Agreement (incorporated by reference, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(r)*	Form of Restricted Stock Unit Annual Grant Agreement (incorporated by reference, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed June 8, 2017, File No. 1-1927).
(s)*	2013 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 19, 2013, File No. 1-1927).
(t)*	2008 Performance Plan of the Company (incorporated by reference, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-1927).
(u)*
Performance Recognition Plan of the Company, as amended and restated on October 7, 2008 (incorporated by reference, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(v)*	The Goodyear Tire & Rubber Company Management Incentive Plan, effective January 1, 2009, as amended June 5, 2018.	10.1
(w)*
The Goodyear Tire & Rubber Company Executive Annual Incentive Plan, effective as of January 1, 2019 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018, File No. 1-1927).

(x)*
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

(aa)*
Deferred Compensation Plan for Executives, as amended and restated effective September 1, 2016, dated April 19, 2017 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 1-1927).

(bb)*
Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of July 1, 2017 (incorporated by reference, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-1927).

(cc)*
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

(dd)*
Consulting Agreement, dated June 18, 2018, between the Company and Laura K. Thompson (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 22, 2018, File No. 1-1927).

(ee)*	Letter Agreement, dated December 14, 2018, between the Company and Joseph Zekoski.	10.2
21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2018.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	302 Certifications
(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
32	906 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1
101	Interactive Data File
(a)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	101

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 8, 2019	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 8, 2019		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	February 8, 2019		/s/ DARREN R. WELLS
Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 8, 2019		/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Principal Accounting Officer)

		JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director LAURETTE T. KOELLNER, Director W. ALAN McCOLLOUGH, Director	/s/ DARREN R. WELLS
Date:	February 8, 2019	JOHN E. McGLADE, Director MICHAEL J. MORELL, Director RODERICK A. PALMORE, Director STEPHANIE A. STREETER, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director	Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

S-1