Form 10-Q
period 2019-03-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2019-04-26
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at March 31, 2019:	232,470,713

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2019	2018
Net Sales (Note 2)	$3,598	$3,830
Cost of Goods Sold	2,879	2,976
Selling, Administrative and General Expense	547	591
Rationalizations (Note 3)	103	37
Interest Expense	85	76
Other (Income) Expense (Note 4)	22	37
Income (Loss) before Income Taxes	(38)	113
United States and Foreign Tax Expense (Note 5)	6	33
Net Income (Loss)	(44)	80
Less: Minority Shareholders’ Net Income	17	5
Goodyear Net Income (Loss)	$(61)	$75
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(0.26)	$0.31
Weighted Average Shares Outstanding (Note 6)	232	240
Diluted	$(0.26)	$0.31
Weighted Average Shares Outstanding (Note 6)	232	244
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net Income (Loss)	$(44)	$80
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $2 in 2019 ($2 in 2018)	30	82
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 in 2019 ($8 in 2018)	26	27
Decrease in net actuarial losses, net of tax of $1 in 2019 ($1 in 2018)	4	3
Deferred derivative gains (losses), net of tax of $0 in 2019 (($2) in 2018)	5	(4)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2019 ($1 in 2018)	(3)	3
Other Comprehensive Income	62	111
Comprehensive Income	18	191
Less: Comprehensive Income Attributable to Minority Shareholders	17	7
Goodyear Comprehensive Income	$1	$184
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions, except share data)	2019	2018
Assets:
Current Assets:
Cash and Cash Equivalents	$860	$801
Accounts Receivable, less Allowance — $115 ($113 in 2018)	2,446	2,030
Inventories:
Raw Materials	549	569
Work in Process	161	152
Finished Products	2,230	2,135
	2,940	2,856
Prepaid Expenses and Other Current Assets	246	238
Total Current Assets	6,492	5,925
Goodwill	563	569
Intangible Assets	136	136
Deferred Income Taxes (Note 5)	1,864	1,847
Other Assets	1,160	1,136
Operating Lease Right-of-Use Assets (Note 8)	862	—
Property, Plant and Equipment, less Accumulated Depreciation — $10,285 ($10,161 in 2018)	7,196	7,259
Total Assets	$18,273	$16,872

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,737	$2,920
Compensation and Benefits (Notes 11 and 12)	492	471
Other Current Liabilities	694	737
Notes Payable and Overdrafts (Note 9)	495	410
Operating Lease Liabilities due Within One Year (Note 8)	203	—
Long Term Debt and Finance Leases due Within One Year (Notes 8 and 9)	466	243
Total Current Liabilities	5,087	4,781
Operating Lease Liabilities (Note 8)	667	—
Long Term Debt and Finance Leases (Notes 8 and 9)	5,545	5,110
Compensation and Benefits (Notes 11 and 12)	1,299	1,345
Deferred Income Taxes (Note 5)	94	95
Other Long Term Liabilities	550	471
Total Liabilities	13,242	11,802
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 232 million in 2019 and 2018	232	232
Capital Surplus	2,114	2,111
Retained Earnings	6,476	6,597
Accumulated Other Comprehensive Loss	(4,014)	(4,076)
Goodyear Shareholders’ Equity	4,808	4,864
Minority Shareholders’ Equity — Nonredeemable	223	206
Total Shareholders’ Equity	5,031	5,070
Total Liabilities and Shareholders’ Equity	$18,273	$16,872
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
Comprehensive income (loss):
Net income (loss)				(61)		(61)	17	(44)
Foreign currency translation (net of tax of $2)					30	30		30
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Decrease in net actuarial losses (net of tax of $1)					4	4		4
Deferred derivative gains (losses) (net of tax of $0)					5	5		5
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(3)	(3)		(3)
Other comprehensive income						62	—	62
Total comprehensive income						1	17	18
Adoption of new accounting standards update (Note 1)				(23)		(23)		(23)
Stock-based compensation plans (Note 12)			4			4		4
Dividends declared (Note 14)				(37)		(37)		(37)
Common stock issued from treasury	299,670		(1)			(1)		(1)
Balance at March 31, 2019
(after deducting 45,992,714 common treasury shares)	232,470,713	$232	$2,114	$6,476	$(4,014)	$4,808	$223	$5,031
We declared and paid cash dividends of $0.16 per Common Share for the three months ended March 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
Comprehensive income (loss):
Net income				75		75	5	80
Foreign currency translation (net of tax of $2)					80	80	2	82
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					27	27		27
Decrease in net actuarial losses (net of tax of $1)					3	3		3
Deferred derivative gains (losses) (net of tax of ($2))					(4)	(4)		(4)
Reclassification adjustment for amounts recognized in income (net of tax of $1)					3	3		3
Other comprehensive income						109	2	111
Total comprehensive income						184	7	191
Adoption of new accounting standards updates				(1)		(1)		(1)
Stock-based compensation plans (Note 12)			4			4		4
Repurchase of common stock (Note 14)	(850,284)	(1)	(24)			(25)		(25)
Dividends declared (Note 14)				(34)		(34)		(34)
Common stock issued from treasury	524,564	1				1		1
Purchase of minority shares			5			5	(29)	(24)
Balance at March 31, 2018
(after deducting 38,634,545 common treasury shares)	239,828,882	$240	$2,280	$6,084	$(3,867)	$4,737	$225	$4,962
We declared and paid cash dividends of $0.14 per Common Share for the three months ended March 31, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(44)	$80
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	193	199
Amortization and Write-Off of Debt Issuance Costs	4	3
Provision for Deferred Income Taxes	(23)	(17)
Net Rationalization Charges (Note 3)	103	37
Rationalization Payments	(18)	(106)
Net (Gains) Losses on Asset Sales (Note 4)	(5)	2
Operating Lease Expense Under New Accounting Standard (Note 8)	74	—
Operating Lease Payments Under New Accounting Standard (Note 8)	(71)	—
Pension Contributions and Direct Payments	(18)	(21)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(425)	(467)
Inventories	(93)	(81)
Accounts Payable — Trade	(71)	99
Compensation and Benefits	31	(16)
Other Current Liabilities	(11)	(64)
Other Assets and Liabilities	10	(37)
Total Cash Flows from Operating Activities	(364)	(389)
Cash Flows from Investing Activities:
Capital Expenditures	(221)	(248)
Short Term Securities Acquired	(31)	(8)
Short Term Securities Redeemed	31	8
Notes Receivable	(7)	—
Other Transactions	(16)	—
Total Cash Flows from Investing Activities	(244)	(248)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	571	584
Short Term Debt and Overdrafts Paid	(485)	(518)
Long Term Debt Incurred	1,850	1,652
Long Term Debt Paid	(1,223)	(1,226)
Common Stock Issued	—	1
Common Stock Repurchased (Note 14)	—	(25)
Common Stock Dividends Paid (Note 14)	(37)	(34)
Transactions with Minority Interests in Subsidiaries	—	(22)
Debt Related Costs and Other Transactions	(31)	(13)
Total Cash Flows from Financing Activities	645	399
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	16
Net Change in Cash, Cash Equivalents and Restricted Cash	37	(222)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	873	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Period	$910	$888
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by The Goodyear Tire & Rubber Company (the “Company,” “Goodyear,” “we,” “us” or “our”) in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America ("US GAAP") and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2019.
Recently Adopted Accounting Standards
Effective January 1, 2019, we adopted an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases.  The new guidance requires lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term.  The standards update retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases are now required to be recognized on the balance sheet. The standards update also requires quantitative and qualitative disclosures regarding key information about leasing arrangements. We elected the optional transition method and applied the new guidance at the date of adoption, without adjusting the comparative periods presented. We also elected the practical expedients permitted under the transition guidance that retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard, and we have elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. In addition, we did not reassess whether any contracts entered into prior to adoption are leases.
The adoption of this standards update had a material impact on our Consolidated Balance Sheets and related disclosures. In addition to recognizing right-of-use assets and lease liabilities for our operating leases, we recorded $23 million as a cumulative effect adjustment to decrease Retained Earnings as a result of using the modified retrospective adoption approach. The adoption of this standards update did not have a material impact on our results of operations or cash flows.
The cumulative effect of the changes made to our January 1, 2019 balance sheet for the adoption of the standards update was as follows:

	Balance at	Adjustment for	Balance at
(In millions)	December 31, 2018	New Standard	January 1, 2019
Deferred Income Taxes — Asset	$1,847	$7	$1,854
Operating Lease Right-of-Use Assets	—	882	882
Property, Plant and Equipment, less Accumulated Depreciation	7,259	(16)	7,243
Operating Lease Liabilities due Within One Year	—	204	204
Operating Lease Liabilities	—	684	684
Long Term Debt and Finance Leases	5,110	14	5,124
Other Long Term Liabilities	471	(6)	465
Retained Earnings	6,597	(23)	6,574
Effective January 1, 2019, we adopted an accounting standards update with new guidance intended to reduce complexity in hedge accounting and make hedge results easier to understand. This includes simplifying how hedge results are presented and disclosed in the financial statements, expanding the types of hedge strategies allowed and providing relief around the documentation and assessment requirements. The adoption of this standards update did not have a material impact our consolidated financial statements.
Effective January 1, 2019, we adopted an accounting standards update that allows an optional one-time reclassification from Accumulated Other Comprehensive Income (Loss) ("AOCL") to Retained Earnings for the stranded tax effects resulting from the new corporate tax rate under the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 in the United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

States. We have elected not to reclassify the income tax effects of the Tax Act from AOCL to Retained Earnings. As such, the adoption of this standards update did not impact our consolidated financial statements. Our policy is to utilize an item-by-item approach to release stranded income tax effects from AOCL. Under this approach, the stranded income tax effects are released from AOCL when the related item ceases to exist.
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
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	March 31,
(In millions)	2019	2018
Cash and Cash Equivalents	$860	$837
Restricted Cash	50	51
Total Cash, Cash Equivalents and Restricted Cash	$910	$888
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. NET SALES
The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended March 31, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,493	$1,143	$453	$3,089
Other tire and related sales	137	72	32	241
Retail services and service related sales	132	4	15	151
Chemical	109	—	—	109
Other	5	2	1	8
Net Sales by reportable segment	$1,876	$1,221	$501	$3,598

	Three Months Ended March 31, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,506	$1,209	$518	$3,233
Other tire and related sales	135	105	30	270
Retail services and service related sales	137	15	22	174
Chemical	148	—	—	148
Other	3	1	1	5
Net Sales by reportable segment	$1,929	$1,330	$571	$3,830
Tire unit sales consist of consumer, commercial, farm and off-the-road tire sales, including the sale of new Company-branded tires through Company-owned retail channels. Other tire and related sales consist of aviation, race, motorcycle and all-terrain vehicle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third-parties, and exclude intercompany sales. Other sales include items such as franchise fees and ancillary tire parts, such as tire rims, tire valves and valve stems.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $37 million and $39 million at March 31, 2019 and December 31, 2018, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $35 million and $39 million at March 31, 2019 and December 31, 2018, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the three months ended March 31, 2019:

(In millions)
Balance at December 31, 2018	$78
Revenue deferred during period	34
Revenue recognized during period	(40)
Impact of foreign currency translation	—
Balance at March 31, 2019	$72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.
The following table shows the roll-forward of our liability between periods:

	Associate-
(In millions)	Related Costs	Other Exit Costs	Total
Balance at December 31, 2018	$80	$1	$81
2019 Charges (1)	100	4	104
Incurred, including net Foreign Currency Translation of $(3) million and $0 million, respectively	(17)	(4)	(21)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at March 31, 2019	$161	$1	$162

(1)	Charges of $104 million in 2019, exclude $1 million of benefit plan termination benefits recorded in Rationalizations in the Statement of Operations.
On March 18, 2019, we approved a plan that proposes to modernize two of our tire manufacturing facilities in Germany. The plan is in furtherance of our strategy to strengthen the competitiveness of our manufacturing footprint and increase production of premium, large-rim diameter consumer tires. The plan, which remains subject to consultation with relevant employee representative bodies, would result in approximately 1,100 job reductions as a result of changes to the layout of the plants, efficiency gains from new equipment and a reduction in the production of tires for declining, less profitable market segments. We accrued $93 million in charges related to the plan in the first quarter of 2019, which are expected to be substantially paid through 2023.
The remainder of the accrual balance at March 31, 2019 is expected to be substantially utilized in the next 12 months and includes $35 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA"), $24 million related to global plans to reduce Selling, Administrative and General Expense ("SAG") headcount and $6 million related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas.
The following table shows net rationalization charges included in Income (Loss) before Income Taxes:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Current Year Plans
Associate Severance and Other Related Costs	$98	$31
Benefit Plan Termination Benefits	1	—
Other Exit Costs	1	—
Current Year Plans - Net Charges	$100	$31

Prior Year Plans
Associate Severance and Other Related Costs	$—	$(2)
Other Exit Costs	3	8
Prior Year Plans - Net Charges	3	6
Total Net Charges	$103	$37

Asset Write-off and Accelerated Depreciation Charges	$—	$1
Substantially all of the new charges for the three months ended March 31, 2019 and 2018 related to future cash outflows. Net current year plan charges for the three months ended March 31, 2019 include $93 million related to a proposed plan to modernize two of our tire manufacturing facilities in Germany and $7 million related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas. Net current year plan charges for the three months ended March 31, 2018 include $25 million related to a global plan to reduce SAG headcount and $6 million related to a plan to improve operating efficiency in EMEA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net prior year plan charges for the three months ended March 31, 2019 were $3 million, primarily related to EMEA manufacturing plans. Net prior year plan charges for the three months ended March 31, 2019 also include reversals of $2 million for actions no longer needed for their originally intended purposes. Net prior year plan charges for the three months ended March 31, 2018 include $7 million related to the closure of our tire manufacturing facility in Philippsburg, Germany. Net prior year plan charges for the three months ended March 31, 2018 also include reversals of $5 million for actions no longer needed for their originally intended purposes.
Ongoing rationalization plans had approximately $720 million in charges incurred prior to 2019 and approximately $45 million is expected to be incurred in future periods.
Approximately 1,050 associates will be released under new plans initiated in 2019, of which approximately 50 were released through March 31, 2019. In the first three months of 2019, approximately 100 associates were released under plans initiated in prior years. Approximately 1,450 associates remain to be released under all ongoing rationalization plans.
Approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q.
NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended
	March 31,
(In millions)	2019	2018
Non-service related pension and other postretirement benefits cost	$30	$34
Financing fees and financial instruments expense	8	9
Net foreign currency exchange (gains) losses	(7)	(7)
General and product liability expense (income) - discontinued products	6	1
Royalty income	(5)	(5)
Net (gains) losses on asset sales	(5)	2
Interest income	(3)	(4)
Miscellaneous (income) expense	(2)	7
	$22	$37
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. Non-service related pension and other postretirement benefits cost for the three months ended March 31, 2018 includes expense of $9 million related to the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory. For further information, refer to Note to the Consolidated Financial Statements No. 11, Pension, Savings and Other Postretirement Benefit Plans, in this Form 10-Q.
Other (Income) Expense also includes financing fees and financial instruments expense which consists of commitment fees and charges incurred in connection with financing transactions; net foreign currency exchange (gains) and losses; general and product liability expense (income) - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income which is derived primarily from licensing arrangements; net (gains) losses on asset sales; interest income; and miscellaneous (income) expense.
NOTE 5. INCOME TAXES
For the first quarter of 2019, we recorded tax expense of $6 million on a loss before income taxes of $38 million. Income tax expense for the three months ended March 31, 2019 includes net discrete charges of $7 million.
In the first quarter of 2018, we recorded tax expense of $33 million on income before income taxes of $113 million. Income tax expense for the three months ended March 31, 2018 included a charge of $7 million to increase our provisional tax obligation for the one-time transition tax imposed by the Tax Act.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2019 and March 31, 2018, primarily relates to the discrete items noted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

above and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act.
At March 31, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $113 million, primarily related to deferred tax assets for foreign tax credits, and our valuation allowance on our foreign deferred tax assets was $222 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million, and our valuation allowance on our foreign deferred tax assets was $204 million.
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
We considered our current forecasts of future profitability in assessing our ability to realize our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as raw material prices, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including raw material prices, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future foreign source income will not be sufficient to fully utilize these foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive evidence to conclude that it is more likely than not that the remaining foreign tax credits will be fully utilized prior to their various expiration dates.
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
For the three months ending March 31, 2019, changes to our unrecognized tax benefits did not, and for the full year of 2019 are not expected to, have a significant impact on our financial position or results of operations.
We are open to examination in the United States for 2018 and in Germany from 2013 onward. Generally, for our remaining tax jurisdictions, years from 2013 onward are still open to examination.
NOTE 6. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2019	2018
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(61)	$75
Weighted average shares outstanding	232	240
Earnings (loss) per common share — basic	$(0.26)	$0.31

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(61)	$75
Weighted average shares outstanding	232	240
Dilutive effect of stock options and other dilutive securities	—	4
Weighted average shares outstanding — diluted	232	244
Earnings (loss) per common share — diluted	$(0.26)	$0.31
Weighted average shares outstanding - diluted for the three months ended March 31, 2019 excludes the dilutive effect of approximately 3 million shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding - diluted for the three months ended March 31, 2019 and 2018 exclude approximately 2 million and 1 million equivalent shares, respectively, related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options).
NOTE 7. BUSINESS SEGMENTS

	Three Months Ended
	March 31,
(In millions)	2019	2018
Sales:
Americas	$1,876	$1,929
Europe, Middle East and Africa	1,221	1,330
Asia Pacific	501	571
Net Sales	$3,598	$3,830
Segment Operating Income:
Americas	$89	$127
Europe, Middle East and Africa	54	78
Asia Pacific	47	76
Total Segment Operating Income	$190	$281
Less:
Rationalizations	$103	$37
Interest expense	85	76
Other (income) expense (Note 4)	22	37
Asset write-offs and accelerated depreciation	—	1
Corporate incentive compensation plans	1	4
Intercompany profit elimination	(4)	(3)
Retained expenses of divested operations	3	3
Other	18	13
Income (Loss) before Income Taxes	$(38)	$113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, in this Form 10-Q, net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 4, Other (Income) Expense, in this Form 10-Q, and asset write-offs and accelerated depreciation were not charged (credited) to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Rationalizations:
Americas	$7	$3
Europe, Middle East and Africa	96	27
Asia Pacific	—	3
Total Segment Rationalizations	$103	$33
Corporate	—	4
Total Rationalizations	$103	$37

Net (Gains) Losses on Asset Sales:
Europe, Middle East and Africa	$(5)	$2
Total Net (Gains) Losses on Asset Sales	$(5)	$2

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$—	$1
Total Asset Write-offs and Accelerated Depreciation	$—	$1
NOTE 8. LEASES
We determine if an arrangement is or contains a lease at inception. We enter into leases primarily for our wholesale distribution facilities, manufacturing equipment, administrative offices, retail stores, vehicles and data processing equipment under varying terms and conditions. Our leases have remaining lease terms of less than 1 year to approximately 50 years. Most of our leases include options to extend the lease, with renewal terms ranging from 1 to 50 years or more, and some include options to terminate the lease within 1 year. If it is reasonably certain that an option to extend or terminate a lease will be exercised, that option is considered in the lease term at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize short-term lease expense for these leases on a straight-line basis over the lease term.
Certain of our lease agreements include variable lease payments, generally based on consumer price indices. Variable lease payments that are assigned to an index are determined based on the initial index at commencement, and the variability based on changes in the index is accounted for as it changes. The variable portion of payments is not included in the initial measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and are recorded as lease expense in the period incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have lease agreements with lease and non-lease components, which are accounted for separately.
Operating leases are included in Operating Lease Right-of-Use (“ROU”) Assets, Operating Lease Liabilities due Within One Year and Operating Lease Liabilities on our Consolidated Balance Sheets. Finance leases are included in Property, Plant and Equipment, Long Term Debt and Finance Leases due Within One Year, and Long Term Debt and Finance Leases on our Consolidated Balance Sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Generally, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. Operating lease cost is recognized on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense included in Income (Loss) before Income Taxes are as follows:

Three Months Ended
March 31,
(In millions)	2019
Operating Lease Cost	$74
Finance Lease Cost
Amortization of ROU Assets	2
Interest on Lease Liabilities	5
Short Term Lease Cost	1
Variable Lease Cost	2
Sublease Income	(4)
Total Lease Cost	$80
Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 31,
(In millions)	2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$71
Operating Cash Flows for Finance Leases	5
Financing Cash Flows for Finance Leases	2
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	37
Finance Leases	28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases is as follows:

March 31,
(In millions, except lease term and discount rate)	2019
Operating Leases
Operating Lease ROU Assets	$862

Operating Lease Liabilities due Within One Year	$203
Operating Lease Liabilities	667
Total Operating Lease Liabilities	$870

Finance Leases
Property, Plant and Equipment, at cost	$263
Accumulated Depreciation	52
Property, Plant and Equipment, net	$211

Long Term Debt and Finance Leases due Within One Year	$5
Long Term Debt and Finance Leases	240
Total Finance Lease Liabilities	$245

Weighted Average Remaining Lease Term
Operating Leases	6.9 years
Finance Leases	32.4 years

Weighted Average Discount Rate
Operating Leases	6.71%
Finance Leases	8.44%
Future maturities of our lease liabilities, excluding subleases, as of March 31, 2019 are as follows:

(In millions)	Operating Leases	Finance Leases

2019 (excluding the three months ended March 31)	$190	$19
2020	213	23
2021	162	34
2022	113	21
2023	86	20
Thereafter	359	706
Total Lease Payments	1,123	823
Less: Imputed Interest	253	578
Total	$870	$245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future maturities of our lease liabilities as of December 31, 2018 were as follows:

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
As of March 31, 2019, we have additional operating leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $33 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheet at March 31, 2019. These operating leases will commence between 2019 and 2022 with lease terms of 1 year to 15 years.
NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2019, we had total credit arrangements of $9,029 million, of which $2,683 million were unused. At that date, 40% of our debt was at variable interest rates averaging 4.69%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At March 31, 2019, we had short term committed and uncommitted credit arrangements totaling $804 million, of which $294 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	March 31,	December 31,
(In millions)	2019	2018
Chinese credit facilities	$154	$122
Other domestic and foreign debt	341	288
Notes Payable and Overdrafts	$495	$410
Weighted average interest rate	7.90%	8.03%

Chinese credit facilities	$30	$32
Mexican credit facilities	90	—
Other foreign and domestic debt (including finance leases)	346	211
Long Term Debt and Finance Leases due Within One Year	$466	$243
Weighted average interest rate	3.83%	4.57%
Total obligations due within one year	$961	$653
Long Term Debt and Finance Leases and Financing Arrangements
At March 31, 2019, we had long term credit arrangements totaling $8,225 million, of which $2,389 million were unused.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	March 31, 2019		December 31, 2018
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$278		$278
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	281		286
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
First lien revolving credit facility due 2021	285	3.66%	—	—
Second lien term loan facility due 2025	400	4.49%	400	4.46%
European revolving credit facility due 2024	140	1.50%	—	—
Pan-European accounts receivable facility	246	1.05%	335	1.01%
Mexican credit facilities	290	4.26%	200	4.30%
Chinese credit facilities	224	5.00%	219	5.03%
Other foreign and domestic debt(1)	905	4.36%	884	5.35%
	5,799		5,352
Unamortized deferred financing fees	(33)		(36)
	5,766		5,316
Finance lease obligations(2)	245		37
	6,011		5,353
Less portion due within one year	(466)		(243)
	$5,545		$5,110

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.

(2)	Includes finance lease obligations related to our Global and Americas Headquarters.
NOTES
At March 31, 2019, we had $3,309 million of outstanding notes, compared to $3,314 million at December 31, 2018.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of March 31, 2019, our borrowing base, and therefore our availability, under this facility was $382 million below the facility's stated amount of $2.0 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At March 31, 2019, we had $285 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2018, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
Amended and Restated Second Lien Term Loan Facility due 2025
Our amended and restated second lien term loan facility matures on March 7, 2025. The term loan bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
Our obligations under our second lien term loan facility are guaranteed by most of our wholly-owned U.S. and Canadian subsidiaries and are secured by second priority security interests in the same collateral securing the $2.0 billion first lien revolving credit facility.
At March 31, 2019 and December 31, 2018, the amounts outstanding under this facility were $400 million.
€800 million Amended and Restated Senior Secured European Revolving Credit Facility due 2024
On March 27, 2019, we amended and restated our European revolving credit facility. Significant changes to the European revolving credit facility include extending the maturity to March 27, 2024, increasing the available commitments thereunder from €550 million to €800 million, decreasing the interest rate margin by 25 basis points and decreasing the annual commitment fee by 5 basis points to 25 basis points. Loans will now bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 150 basis points for loans denominated in euros.
The European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €620 million all-borrower tranche that is available to Goodyear Europe B.V. (“GEBV”), GDTG and Goodyear Dunlop Tires Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million.
GEBV and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany provide guarantees to support the facility. The German guarantors secure the German tranche on a first-lien basis and the all-borrower tranche on a second-lien basis. GEBV and its other subsidiaries that provide guarantees secure the all-borrower tranche on a first-lien basis and generally do not provide collateral support for the German tranche. The Company and its U.S. and Canadian subsidiaries that guarantee our U.S. senior secured credit facilities described above also provide unsecured guarantees in support of the facility.
The facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2018. The facility also has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
At March 31, 2019, there were no borrowings outstanding under the German tranche, $140 million (€125 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2018, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 18, 2018 through October 17, 2019, the designated maximum amount of the facility is €320 million.
The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 26, 2023, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 17, 2019.
At March 31, 2019, the amounts available and utilized under this program totaled $246 million (€219 million). At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2018 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2019, the gross amount of receivables sold was $550 million, compared to $568 million at December 31, 2018.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have several financing arrangements in Mexico. At March 31, 2019, the amounts available and utilized under these facilities were $290 million, of which $90 million is due within a year. At December 31, 2018, the amounts available and utilized under these facilities were $340 million and $200 million, respectively. The facilities ultimately mature in 2020. The facilities contain covenants relating to the Mexican and U.S. subsidiary and have customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the applicable facilities.
A Chinese subsidiary has several financing arrangements in China. At March 31, 2019 and December 31, 2018, the amounts available under these facilities were $720 million and $672 million, respectively. At March 31, 2019, the amount utilized under these facilities was $378 million, of which $224 million was long term debt and $154 million was notes payable. At March 31, 2019, $30 million of the long term debt was due within a year. At December 31, 2018, the amount utilized under these facilities was $341 million, of which $219 million was long term debt and $122 million was notes payable. At December 31, 2018, $32 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China. At March 31, 2019 and December 31, 2018, the unused amounts available under these facilities were $107 million and $116 million, respectively. At March 31, 2019 and December 31, 2018, restricted cash related to funds obtained under these credit facilities was $3 million and $0 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2019	2018
Fair Values — Current asset (liability):
Accounts receivable	$21	$7
Other current liabilities	(2)	(6)
At March 31, 2019 and December 31, 2018, these outstanding foreign currency derivatives had notional amounts of $1,625 million and $1,240 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $15 million and $2 million for the three months ended March 31, 2019 and 2018, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	March 31,	December 31,
(In millions)	2019	2018
Fair Values — Current asset (liability):
Accounts receivable	$11	$9
Other current liabilities	(1)	(1)
Fair Values — Long term asset (liability):
Other assets	$3	$2
Other long term liabilities	—	—
At March 31, 2019 and December 31, 2018, these outstanding foreign currency derivatives had notional amounts of $344 million and $347 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents the classification of changes in fair values of foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended
	March 31,
(In millions) (Income) Expense	2019	2018
Amounts deferred to AOCL(1)	$(5)	$6
Amount of deferred (gain) loss reclassified from AOCL into Cost of Goods Sold ("CGS")(1)	(3)	4

(1)	Excluded components deferred to AOCL and excluded components reclassified from AOCL to CGS for the three months ended March 31, 2019 were not material.
The estimated net amount of deferred gains at March 31, 2019 that are expected to be reclassified to earnings within the next twelve months is $6 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Assets:
Investments	$10	$10	$10	$10	$—	$—	$—	$—
Foreign Exchange Contracts	35	18	—	—	35	18	—	—
Total Assets at Fair Value	$45	$28	$10	$10	$35	$18	$—	$—

Liabilities:
Foreign Exchange Contracts	$3	$7	$—	$—	$3	$7	$—	$—
Total Liabilities at Fair Value	$3	$7	$—	$—	$3	$7	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(In millions)	2019	2018
Fixed Rate Debt:(1)
Carrying amount — liability	$3,402	$3,609
Fair value — liability	3,342	3,443

Variable Rate Debt:(1)
Carrying amount — liability	$2,364	$1,707
Fair value — liability	2,339	1,689

(1)
Excludes Notes Payable and Overdrafts of $495 million and $410 million at March 31, 2019 and December 31, 2018, respectively, of which $261 million and $230 million, respectively, are at fixed rates and $234 million and $180 million, respectively, are at variable rates.  The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $3,605 million and $3,496 million at March 31, 2019 and December 31, 2018, respectively, were estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.
	Three Months Ended
	March 31,
(In millions)	2019	2018
Service cost	$1	$1
Interest cost	44	40
Expected return on plan assets	(56)	(55)
Amortization of net losses	28	28
Net periodic pension cost	$17	$14

	Non-U.S.
	Three Months Ended
	March 31,
(In millions)	2019	2018
Service cost	$7	$7
Interest cost	18	18
Expected return on plan assets	(15)	(18)
Amortization of net losses	7	7
Net periodic pension cost	$17	$14
Net curtailments/settlements/termination benefits	1	—
Total defined benefit pension cost	$18	$14

Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2019. For the three months ended March 31, 2019, we contributed $10 million to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended March 31, 2019 and 2018 was $28 million and $29 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended March 31, 2019 and 2018 was $2 million and $3 million, respectively.
NOTE 12. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.5 million restricted stock units and 0.4 million performance share units during the three months ended March 31, 2019 under our stock compensation plans.
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $20.08 for restricted stock units and $18.00 for performance share units granted during the three months ended March 31, 2019.
We recognized stock-based compensation expense of $3 million and $2 million during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $56 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $46 million and $45 million at March 31, 2019 and December 31, 2018, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $10 million was included in Other Current Liabilities at both March 31, 2019 and December 31, 2018. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $226 million and $224 million for anticipated costs related to workers’ compensation at March 31, 2019 and December 31, 2018, respectively. Of these amounts, $39 million and $42 million were included in Current Liabilities as part of Compensation and Benefits at March 31, 2019 and December 31, 2018, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At March 31, 2019 and December 31, 2018, the liability was discounted using a risk-free rate of return. At March 31, 2019, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $329 million and $322 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at March 31, 2019 and December 31, 2018, respectively. Of these amounts, $59 million and $57 million were included in Other Current Liabilities at March 31, 2019 and December 31, 2018, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at March 31, 2019, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $29 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 147,500 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $542 million through March 31, 2019 and $541 million through December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2019	December 31, 2018
Pending claims, beginning of period	43,100	54,300
New claims filed	400	1,300
Claims settled/dismissed	(300)	(12,500)
Pending claims, end of period	43,200	43,100
Payments (1)	$2	$13

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $164 million and $166 million at March 31, 2019 and December 31, 2018, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $107 million and $108 million at March 31, 2019 and December 31, 2018, respectively. We expect that approximately 65% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both March 31, 2019 and December 31, 2018. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €120 million ($135 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $73 million at both March 31, 2019 and December 31, 2018. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees. In 2017, we issued a guarantee of approximately PLN165 million ($43 million) in connection with an indirect tax assessment in EMEA. We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of March 31, 2019, this guarantee amount has been reduced to $29 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 14. CAPITAL STOCK
Dividends
In the first three months of 2019, we paid cash dividends of $37 million on our common stock. This amount excludes dividends earned on stock based compensation plans. On April 8, 2019, the Board of Directors (or duly authorized committee thereof) declared cash dividends of $0.16 per share of common stock, or approximately $37 million in the aggregate. The dividend will be paid on June 3, 2019, to stockholders of record as of the close of business on May 1, 2019. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first quarter of 2019, we did not repurchase any common stock. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first quarter of 2019, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in AOCL, by component, for the three months ended March 31, 2019 and 2018:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications, net of tax	30	4	5	39
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	26	(3)	23
Balance at March 31, 2019	$(1,130)	$(2,893)	$9	$(4,014)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications, net of tax	80	3	(4)	79
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	27	3	30
Balance at March 31, 2018	$(835)	$(3,022)	$(10)	$(3,867)

The following table presents reclassifications out of AOCL:

	Three Months Ended March 31,
	2019	2018
(In millions) (Income) Expense	Amount Reclassified		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL	from AOCL
Amortization of prior service cost and unrecognized gains and losses	$34	$35	Other (Income) Expense
Tax effect	(8)	(8)	United States and Foreign Taxes
Net of tax	$26	$27	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(3)	$4	Cost of Goods Sold
Tax effect	—	(1)	United States and Foreign Taxes
Net of tax	$(3)	$3	Goodyear Net Income
Total reclassifications	$23	$30	Goodyear Net Income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$189	$26	$645	$—	$860
Accounts Receivable, net	721	123	1,602	—	2,446
Accounts Receivable From Affiliates	337	258	—	(595)	—
Inventories	1,511	66	1,395	(32)	2,940
Prepaid Expenses and Other Current Assets	74	2	164	6	246
Total Current Assets	2,832	475	3,806	(621)	6,492
Goodwill	24	1	416	122	563
Intangible Assets	117	—	19	—	136
Deferred Income Taxes	1,452	27	382	3	1,864
Other Assets	515	50	595	—	1,160
Investments in Subsidiaries	3,776	436	—	(4,212)	—
Operating Lease Right-of-Use Assets	568	14	280	—	862
Property, Plant and Equipment, net	2,459	429	4,333	(25)	7,196
Total Assets	$11,743	$1,432	$9,831	$(4,733)	$18,273
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$909	$118	$1,710	$—	$2,737
Accounts Payable to Affiliates	—	—	595	(595)	—
Compensation and Benefits	284	15	193	—	492
Other Current Liabilities	302	(6)	398	—	694
Notes Payable and Overdrafts	55	—	440	—	495
Operating Lease Liabilities due Within One Year	110	4	89	—	203
Long Term Debt and Finance Leases due Within One Year	1	—	465	—	466
Total Current Liabilities	1,661	131	3,890	(595)	5,087
Operating Lease Liabilities	466	10	191	—	667
Long Term Debt and Finance Leases	3,918	167	1,460	—	5,545
Compensation and Benefits	541	93	665	—	1,299
Deferred Income Taxes	—	—	94	—	94
Other Long Term Liabilities	349	8	193	—	550
Total Liabilities	6,935	409	6,493	(595)	13,242
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	232	—	—	—	232
Other Equity	4,576	1,023	3,115	(4,138)	4,576
Goodyear Shareholders’ Equity	4,808	1,023	3,115	(4,138)	4,808
Minority Shareholders’ Equity — Nonredeemable	—	—	223	—	223
Total Shareholders’ Equity	4,808	1,023	3,338	(4,138)	5,031
Total Liabilities and Shareholders’ Equity	$11,743	$1,432	$9,831	$(4,733)	$18,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$127	$30	$644	$—	$801
Accounts Receivable, net	672	110	1,248	—	2,030
Accounts Receivable From Affiliates	294	280	—	(574)	—
Inventories	1,425	71	1,387	(27)	2,856
Prepaid Expenses and Other Current Assets	76	3	155	4	238
Total Current Assets	2,594	494	3,434	(597)	5,925
Goodwill	24	1	420	124	569
Intangible Assets	117	—	19	—	136
Deferred Income Taxes	1,422	27	395	3	1,847
Other Assets	524	48	564	—	1,136
Investments in Subsidiaries	3,758	445	—	(4,203)	—
Operating Lease Right-of-Use Assets	—	—	—	—	—
Property, Plant and Equipment, net	2,482	430	4,371	(24)	7,259
Total Assets	$10,921	$1,445	$9,203	$(4,697)	$16,872
Liabilities:
Current Liabilities:
Accounts Payable-Trade	$960	$131	$1,829	$—	$2,920
Accounts Payable to Affiliates	—	—	574	(574)	—
Compensation and Benefits	286	14	171	—	471
Other Current Liabilities	310	(4)	431	—	737
Notes Payable and Overdrafts	25	—	385	—	410
Operating Lease Liabilities due Within One Year	—	—	—	—	—
Long Term Debt and Finance Leases Due Within One Year	2	—	241	—	243
Total Current Liabilities	1,583	141	3,631	(574)	4,781
Operating Lease Liabilities	—	—	—	—	—
Long Term Debt and Finance Leases	3,550	167	1,393	—	5,110
Compensation and Benefits	569	93	683	—	1,345
Deferred Income Taxes	—	—	95	—	95
Other Long Term Liabilities	355	8	108	—	471
Total Liabilities	6,057	409	5,910	(574)	11,802
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	232	—	—	—	232
Other Equity	4,632	1,036	3,087	(4,123)	4,632
Goodyear Shareholders’ Equity	4,864	1,036	3,087	(4,123)	4,864
Minority Shareholders’ Equity — Nonredeemable	—	—	206	—	206
Total Shareholders’ Equity	4,864	1,036	3,293	(4,123)	5,070
Total Liabilities and Shareholders’ Equity	$10,921	$1,445	$9,203	$(4,697)	$16,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended March 31, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,673	$327	$2,299	$(701)	$3,598
Cost of Goods Sold	1,371	310	1,911	(713)	2,879
Selling, Administrative and General Expense	253	8	286	—	547
Rationalizations	6	—	97	—	103
Interest Expense	55	6	33	(9)	85
Other (Income) Expense	74	4	(81)	25	22
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(86)	(1)	53	(4)	(38)
United States and Foreign Taxes	(26)	—	31	1	6
Equity in Earnings of Subsidiaries	(1)	(15)	—	16	—
Net Income (Loss)	(61)	(16)	22	11	(44)
Less: Minority Shareholders’ Net Income	—	—	17	—	17
Goodyear Net Income (Loss)	$(61)	$(16)	$5	$11	$(61)
Comprehensive Income (Loss)	$1	$(14)	$57	$(26)	$18
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	17	—	17
Goodyear Comprehensive Income (Loss)	$1	$(14)	$40	$(26)	$1

	Consolidating Statements of Operations
	Three Months Ended March 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,684	$309	$2,457	$(620)	$3,830
Cost of Goods Sold	1,365	273	1,978	(640)	2,976
Selling, Administrative and General Expense	259	10	322	—	591
Rationalizations	6	—	31	—	37
Interest Expense	54	5	23	(6)	76
Other (Income) Expense	10	7	—	20	37
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(10)	14	103	6	113
United States and Foreign Taxes	(3)	3	30	3	33
Equity in Earnings of Subsidiaries	82	22	—	(104)	—
Net Income (Loss)	75	33	73	(101)	80
Less: Minority Shareholders’ Net Income	—	—	5	—	5
Goodyear Net Income (Loss)	$75	$33	$68	$(101)	$75
Comprehensive Income (Loss)	$184	$55	$155	$(203)	$191
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	7	—	7
Goodyear Comprehensive Income (Loss)	$184	$55	$148	$(203)	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(75)	$(26)	$(253)	$(10)	$(364)
Cash Flows from Investing Activities:
Capital Expenditures	(90)	(11)	(120)	—	(221)
Short Term Securities Acquired	—	—	(31)	—	(31)
Short Term Securities Redeemed	—	—	31	—	31
Capital Contributions and Loans Incurred	(196)	—	—	196	—
Capital Redemptions and Loans Paid	104	—	—	(104)	—
Notes Receivable	(7)	—	—	—	(7)
Other Transactions	—	—	(16)	—	(16)
Total Cash Flows from Investing Activities	(189)	(11)	(136)	92	(244)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	299	—	272	—	571
Short Term Debt and Overdrafts Paid	(269)	—	(216)	—	(485)
Long Term Debt Incurred	923	—	927	—	1,850
Long Term Debt Paid	(590)	—	(633)	—	(1,223)
Common Stock Dividends Paid	(37)	—	—	—	(37)
Capital Contributions and Loans Incurred	—	34	162	(196)	—
Capital Redemptions and Loans Paid	—	—	(104)	104	—
Intercompany Dividends Paid	—	—	(10)	10	—
Debt Related Costs and Other Transactions	(3)	—	(28)	—	(31)
Total Cash Flows from Financing Activities	323	34	370	(82)	645
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	(1)	1	—	—
Net Change in Cash, Cash Equivalents and Restricted Cash	59	(4)	(18)	—	37
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	168	30	675	—	873
Cash, Cash Equivalents and Restricted Cash at End of the Period	$227	$26	$657	$—	$910

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
In the first quarter of 2019, we approved a plan that proposes to modernize our tire manufacturing facilities in Hanau and Fulda, Germany, as part of our strategy to strengthen the competitiveness of our manufacturing footprint and increase our production of premium, large-rim-diameter consumer tires. We anticipate that changes to the layout of the plants, efficiency gains from new equipment and the decision to curtail production of tires for declining, less profitable segments of the tire market would result in approximately 1,100 job reductions. The plan remains subject to consultation with relevant employee representative bodies.
Once completed, these actions are expected to increase the productivity of both plants and the resulting conversion savings are expected to improve EMEA's segment operating income by $60 million to $70 million on an annualized basis over a three-year period beginning in 2020.
Results of Operations
In the first quarter of 2019, challenging macro-economic industry conditions have persisted, including rising raw material costs, a stronger U.S. dollar, weak market conditions in China, and economic volatility in Latin America, particularly in Brazil.
Our first quarter of 2019 results reflect a 2.6% decrease in tire unit shipments compared to the first quarter of 2018. In the first quarter of 2019, we realized approximately $55 million of cost savings, including raw material cost saving measures of approximately $26 million, which exceeded the impact of general inflation.
Net sales in the first quarter of 2019 were $3,598 million, compared to $3,830 million in the first quarter of 2018. Net sales decreased in the first quarter of 2019 due to unfavorable foreign currency translation, primarily in EMEA and Americas, lower tire unit volumes and lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix, primarily in EMEA and Americas.
In the first quarter of 2019, Goodyear net loss was $61 million, or $0.26 per share, compared to Goodyear net income of $75 million, or $0.31 per share, in the first quarter of 2018. The decrease in Goodyear net income was primarily driven by lower segment operating income and higher rationalization charges, primarily as a result of the proposed plan to modernize two of our tire manufacturing facilities in Germany.
Our total segment operating income for the first quarter of 2019 was $190 million, compared to $281 million in the first quarter of 2018. The $91 million decrease in segment operating income was primarily due to higher raw material costs, lower tire unit volumes and lower income from other tire-related businesses, which more than offset the benefits of improvements in price and product mix and lower selling, administrative and general expense ("SAG"). Refer to "Results of Operations — Segment Information” for additional information.
At March 31, 2019, we had $860 million of cash and cash equivalents as well as $2,683 million of unused availability under our various credit agreements, compared to $801 million and $3,151 million, respectively, at December 31, 2018. Cash and cash equivalents increased by $59 million from December 31, 2018 due primarily to net borrowings of $713 million, partially offset by cash used for operating activities of $364 million, capital expenditures of $221 million and dividends paid of $37 million. Cash used for operating activities reflects the Company's net loss for the period, which included non-cash charges for depreciation and amortization of $193 million and rationalization charges of $103 million, and cash used for working capital of $589 million. Refer to "Liquidity and Capital Resources" for additional information.
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
RESULTS OF OPERATIONS
CONSOLIDATED
Net sales in the first quarter of 2019 were $3,598 million, decreasing $232 million, or 6.1%, from $3,830 million in the first quarter of 2018. Goodyear net loss was $61 million, or $0.26 per share, in the first quarter of 2019, compared to net income of $75 million, or $0.31 per share, in the first quarter of 2018.
Net sales decreased in the first quarter of 2019, due primarily to unfavorable foreign currency translation of $199 million, primarily in EMEA and Americas, lower tire unit volume of $76 million, primarily in Asia Pacific and EMEA, and lower sales in other tire-related businesses of $42 million, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix of $84 million, primarily in EMEA and Americas.
Worldwide tire unit sales in the first quarter of 2019 were 38.0 million units, decreasing 1.0 million units, or 2.6%, from 39.0 million units in the first quarter of 2018. OE tire volume decreased 0.9 million units, or 7.2%, primarily in Asia Pacific and Americas. Replacement tire volume decreased 0.1 million units, or 0.7%, primarily in EMEA and Asia Pacific, partially offset by increased volume in Americas.
Cost of goods sold (“CGS”) in the first quarter of 2019 was $2,879 million, decreasing $97 million, or 3.3%, from $2,976 million in the first quarter of 2018. CGS decreased due to foreign currency translation of $158 million, primarily in EMEA and Americas, lower tire unit volume of $56 million in Asia Pacific and EMEA, and lower costs in other tire-related businesses of $30 million, driven by third-party chemical sales in Americas. These decreases were partially offset by higher raw material costs of $111 million, primarily in Americas and EMEA, and higher costs related to product mix of $42 million.
CGS in the first quarter of 2019 and 2018 included pension expense of $4 million for each period. CGS in the first quarter of 2018 included accelerated depreciation of $1 million ($1 million after-tax and minority). CGS in the first quarter of 2019 and 2018 also included incremental savings from rationalization plans of $1 million and $13 million, respectively. CGS was 80.0% of sales in the first quarter of 2019 compared to 77.7% in the first quarter of 2018.
SAG in the first quarter of 2019 was $547 million, decreasing $44 million, or 7.4%, from $591 million in the first quarter of 2018. SAG decreased primarily due to foreign currency translation of $27 million, lower wages and benefits of $13 million, driven by lower incentive compensation, and lower advertising costs of $8 million.
SAG in the first quarter of 2019 and 2018 included pension expense of $4 million for each period. SAG in the first quarter of 2019 and 2018 also included incremental savings from rationalization plans of $6 million and $9 million, respectively. SAG was 15.2% of sales in the first quarter of 2019, compared to 15.4% in the first quarter of 2018.
We recorded net rationalization charges of $103 million ($86 million after-tax and minority) in the first quarter of 2019 and $37 million ($26 million after-tax and minority) in the first quarter of 2018. In the first quarter of 2019, we recorded charges of $100 million for rationalization actions initiated during 2019, which primarily related to a proposed plan to modernize two of our tire manufacturing facilities in Germany and a plan to reduce manufacturing headcount and improve operating efficiency in Americas. We also recorded $3 million related to prior year plans. In the first quarter of 2018, we recorded charges of $31 million for rationalization actions initiated during 2018, which primarily related to a global plan to reduce SAG headcount and a plan to improve operating efficiency in EMEA. We also recorded charges of $6 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany.
Interest expense in the first quarter of 2019 was $85 million, increasing $9 million, or 11.8%, from $76 million in the first quarter of 2018. The increase was due to a higher average interest rate of 5.54% in the first quarter of 2019 compared to 5.07% in the first quarter of 2018, and a higher average debt balance of $6,135 million in the first quarter of 2019 compared to $5,994 million in the first quarter of 2018.
Other Expense in the first quarter of 2019 was $22 million, compared to $37 million in the first quarter of 2018. Other Expense in the first quarter of 2019 included charges of $5 million ($4 million after-tax and minority) for legal claims related to discontinued products, gains on asset sales of $5 million ($4 million after-tax and minority), and a net gain on insurance recoveries of $3 million ($2 million after-tax and minority) related to Hurricanes Harvey and Irma. Other Expense in the first quarter of 2018 included charges of $9 million ($7 million after-tax and minority) related to a one-time expense from the adoption of the accounting standards update which no longer allows non-service related pension and other postretirement benefit cost to be capitalized in inventory, $4 million ($3 million after-tax and minority) for transaction costs related to the creation of TireHub, $3 million ($3 million after-tax and minority) for hurricane related expenses, and $2 million ($1 million after-tax and minority) of losses on asset sales.
For the first quarter of 2019, we recorded tax expense of $6 million on a loss before income taxes of $38 million. Income tax expense for the three months ended March 31, 2019 includes net discrete charges of $7 million ($6 million after minority interest).
In the first quarter of 2018, we recorded income tax expense of $33 million on income before taxes of $113 million. Income tax expense in the first quarter of 2018 was unfavorably impacted by a charge of $7 million ($7 million after minority interest) primarily to increase our provisional tax obligation for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 in the United States.
On January 15, 2019, the IRS finalized regulations that govern the transition tax. There was no material impact on our financial statements as a consequence of the final regulations.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the three months ended March 31, 2019 and March 31, 2018, primarily relates to the discrete items noted above and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act.
At March 31, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $113 million, primarily related to deferred tax assets for foreign tax credits, and our valuation allowance on our foreign deferred tax assets was $222 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million, and our valuation allowance on our foreign deferred tax assets was $204 million.
For further information regarding income taxes, including the realizability of our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes, in this Form 10-Q.
Minority shareholders’ net income in the first quarter of 2019 was $17 million, compared to $5 million in 2018. The increase primarily relates to a $17 million indirect tax item in EMEA during the first quarter of 2019.
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
Total segment operating income in the first quarter of 2019 was $190 million, decreasing $91 million, or 32.4%, from $281 million in the first quarter of 2018. Total segment operating margin (segment operating income divided by segment sales) in the first quarter of 2019 was 5.3%, compared to 7.3% in the first quarter of 2018.

Americas

	Three Months Ended March 31,
				Percent
(In millions)	2019	2018	Change	Change
Tire Units	16.7	16.7	—	—%
Net Sales	$1,876	$1,929	$(53)	(2.7)%
Operating Income	89	127	(38)	(29.9)%
Operating Margin	4.7%	6.6%
Three Months Ended March 31, 2019 and 2018
Americas unit sales in the first quarter of 2019 remained relatively consistent with the first quarter of 2018. Replacement tire volume increased 0.4 million units, or 3.0%, primarily in our consumer business in the United States driven by growth in 17-inch and above rim size tires. OE tire volume decreased 0.4 million units, or 8.4%, primarily in our consumer business in the United States and Brazil, driven by changes in OEM production.
Net sales in the first quarter of 2019 were $1,876 million, decreasing $53 million, or 2.7%, from $1,929 million in the first quarter of 2018. The decrease in net sales was driven by unfavorable foreign currency translation of $49 million, primarily related to the Brazilian real, and lower sales in other tire-related businesses of $41 million, primarily driven by a decrease in third-party sales of chemical products. These decreases were partially offset by improvements in price and product mix of $36 million, primarily due to the impact of higher raw material costs on pricing.
Operating income in the first quarter of 2019 was $89 million, decreasing $38 million, or 29.9%, from $127 million in the first quarter of 2018. The decrease in operating income was due to higher raw material costs of $67 million, lower income in other tire-related businesses of $14 million, primarily driven by a decrease in third-party sales of chemical products, and foreign currency translation of $5 million. These decreases in operating income were partially offset by improvements in price and product mix of $20 million, lower conversion costs of $16 million, primarily due to the benefit of increased tire production on overhead absorption, and lower start-up costs of $7 million associated with our new plant in San Luis Potosi, Mexico. SAG included incremental savings from rationalization plans of $1 million.
Operating income in the first quarter of 2019 excluded rationalization charges of $7 million. Operating income in the first quarter of 2018 excluded rationalization charges of $3 million.
Europe, Middle East and Africa

	Three Months Ended March 31,
				Percent
(In millions)	2019	2018	Change	Change
Tire Units	14.4	14.7	(0.3)	(2.5)%
Net Sales	$1,221	$1,330	$(109)	(8.2)%
Operating Income	54	78	(24)	(30.8)%
Operating Margin	4.4%	5.9%
Three Months Ended March 31, 2019 and 2018
Europe, Middle East and Africa unit sales in the first quarter of 2019 decreased 0.3 million units, or 2.5%, to 14.4 million units. Replacement tire volume decreased 0.3 million units, or 3.5%, primarily due to lower consumer replacement volumes driven by decreased industry demand. OE tire volume remained consistent.
Net sales in the first quarter of 2019 were $1,221 million, decreasing $109 million, or 8.2%, from $1,330 million in the first quarter of 2018. Net sales decreased primarily due to unfavorable foreign currency translation of $122 million, driven by the weakening of the euro, Turkish lira and South African rand, and lower tire unit volume of $31 million. These decreases were partially offset by improvements in price and product mix of $41 million, driven by increases in commercial tire sales and our continued focus on 17-inch and above rim size consumer tires.

Operating income in the first quarter of 2019 was $54 million, decreasing $24 million, or 30.8%, from $78 million in the first quarter of 2018. Operating income decreased due to higher raw material costs of $29 million, higher transportation costs of $8 million, lower tire unit volume of $7 million, and foreign currency translation of $6 million. These decreases in operating income were partially offset by improvements in price and product mix of $25 million. SAG and conversion costs included incremental savings from rationalization plans of $5 million and $1 million, respectively.
Operating income in the first quarter of 2019 excluded net rationalization charges of $96 million and net gains on assets sales of $5 million. Operating income in the first quarter of 2018 excluded net rationalization charges of $27 million, net losses on asset sales of $2 million and accelerated depreciation of $1 million.
Asia Pacific

	Three Months Ended March 31,
				Percent
(In millions)	2019	2018	Change	Change
Tire Units	6.9	7.6	(0.7)	(8.7)%
Net Sales	$501	$571	$(70)	(12.3)%
Operating Income	47	76	(29)	(38.2)%
Operating Margin	9.4%	13.3%
Three Months Ended March 31, 2019 and 2018
Asia Pacific unit sales in the first quarter of 2019 decreased 0.7 million units, or 8.7%, to 6.9 million units. OE tire volume decreased 0.5 million units, or 14.5%, primarily in our consumer business in China and India due to lower vehicle production. Replacement tire volume decreased 0.2 million units, or 4.5%, primarily in our consumer business in China.
Net sales in the first quarter of 2019 were $501 million, decreasing $70 million, or 12.3%, from $571 million in the first quarter of 2018. Net sales decreased due to lower tire unit volume of $45 million and unfavorable foreign currency translation of $28 million, primarily related to the weakening of the Australian dollar, Chinese yuan, and Indian rupee. These decreases were partially offset by improvements in price and product mix of $7 million.
Operating income in the first quarter of 2019 was $47 million, decreasing $29 million, or 38.2%, from $76 million in the first quarter of 2018. Operating income decreased due to higher raw material costs of $15 million, lower tire unit volume of $13 million, and higher conversion costs of $11 million, primarily due to the impact of lower tire production on overhead absorption. These decreases in operating income were partially offset by lower SAG of $9 million, primarily due to lower advertising costs and lower wages and benefits.
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
In the first quarter of 2019, we amended and restated our European revolving credit facility. Significant changes include extending the maturity to March 27, 2024, increasing the available commitments from €550 million to €800 million, decreasing the interest rate margin by 25 basis points and decreasing the annual commitment fee by 5 basis points.
At March 31, 2019, we had $860 million in cash and cash equivalents, compared to $801 million at December 31, 2018. For the three months ended March 31, 2019, net cash used by operating activities was $364 million, primarily driven by cash used for working capital of $589 million, partially offset by a net loss of $44 million, which includes non-cash charges of $193 million for depreciation and amortization and $103 million for rationalization charges. Net cash used in investing activities was $244 million, primarily reflecting capital expenditures of $221 million. Net cash provided by financing activities was $645 million, primarily due to net borrowings of $713 million, partially offset by cash used for dividends of $37 million.

At March 31, 2019, we had $2,683 million of unused availability under our various credit agreements, compared to $3,151 million at December 31, 2018. The table below presents unused availability under our credit facilities at those dates:

	March 31,	December 31,
(In millions)	2019	2018
First lien revolving credit facility	$1,296	$1,633
European revolving credit facility	758	629
Chinese credit facilities	237	199
Mexican credit facilities	—	140
Other domestic and international debt	98	221
Notes payable and overdrafts	294	329
	$2,683	$3,151
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
We expect our 2019 cash flow needs to include capital expenditures of approximately $900 million. We also expect interest expense to be approximately $350 million, restructuring payments to be approximately $50 million, dividends on our common stock to be approximately $150 million, and contributions to our funded non-U.S. pension plans to be approximately $25 million to $50 million. We expect working capital to be a use of cash of less than $100 million in 2019. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2019 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At March 31, 2019, approximately $683 million of net assets, including $123 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used by operating activities was $364 million in the first quarter of 2019, compared to net cash used by operating activities of $389 million in the first quarter of 2018.
The $25 million improvement in net cash used by operating activities includes the favorable impact of lower Rationalization Payments of $88 million; a decrease in cash used for Other Current Liabilities of $53 million primarily due to the timing of accrued interest payments; an increase in cash provided by Other Assets and Liabilities of $47 million primarily related to non-cash adjustments to net income (loss) for deferred and other noncurrent income taxes; and an increase in cash provided by Compensation and Benefits of $47 million primarily due to lower incentive compensation payments made during the first quarter of 2019 as compared to 2018. These improvements in net cash used by operating activities were partially offset by an increased use of cash for working capital of $140 million and lower earnings from our operating segments of $91 million.
The increased use of cash for working capital primarily related to Accounts Payable - Trade, driven by higher average raw material prices remaining in accounts payable on the balance sheet at December 31 that were paid during the first quarter of the subsequent year in 2019 as compared to 2018. In addition, production levels during the first quarter of 2019 were lower than 2018, primarily in Asia Pacific, which contributed to a reduction in accounts payable remaining on the balance sheet at March 31, 2019.
Investing Activities
Net cash used by investing activities was $244 million in the first quarter of 2019, compared to $248 million in the first quarter of 2018. Capital expenditures were $221 million in the first quarter of 2019, compared to $248 million in the first quarter of 2018. Beyond expenditures required to sustain our facilities, capital expenditures in 2019 and 2018 primarily related to investments in additional capacity around the world.
Financing Activities
Net cash provided by financing activities was $645 million in the first quarter of 2019, compared to net cash provided by financing activities of $399 million in the first quarter of 2018. Financing activities in 2019 included net borrowings of $713 million, which were partially offset by dividends on our common stock of $37 million. Financing activities in 2018 included net borrowings of $492 million, which were partially offset by dividends on our common stock of $34 million and common stock repurchases of $25 million.
Credit Sources
In aggregate, we had total credit arrangements of $9,029 million available at March 31, 2019, of which $2,683 million were unused, compared to $8,971 million available at December 31, 2018, of which $3,151 million were unused. At March 31, 2019, we had long term credit arrangements totaling $8,225 million, of which $2,389 million were unused, compared to $8,212 million and $2,822 million, respectively, at December 31, 2018. At March 31, 2019, we had short term committed and uncommitted credit arrangements totaling $804 million, of which $294 million were unused, compared to $759 million and $329 million, respectively, at December 31, 2018. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At March 31, 2019, we had $3,309 million of outstanding notes, compared to $3,314 million at December 31, 2018.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of March 31, 2019, our borrowing base, and therefore our availability, under the facility was $382 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At March 31, 2019, we had $285 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2018, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
At March 31, 2019, we had $342 million in letters of credit issued under bilateral letter of credit agreements.
Amended and Restated Second Lien Term Loan Facility due 2025
Our amended and restated second lien term loan facility matures on March 7, 2025. The term loan bears interest, at our option, at (i) 200 basis points over LIBOR or (ii) 100 basis points over an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). In addition, if the Total Leverage Ratio is equal to or less than 1.25 to 1.00, we have the option to further reduce the spreads described above by 25 basis points. "Total Leverage Ratio" has the meaning given it in the facility.
At March 31, 2019 and December 31, 2018, the amounts outstanding under this facility were $400 million.

€800 Million Amended and Restated Senior Secured European Revolving Credit Facility due 2024
On March 27, 2019, we amended and restated our European revolving credit facility. Significant changes to the European revolving credit facility include extending the maturity to March 27, 2024, increasing the available commitments thereunder from €550 million to €800 million, decreasing the interest rate margin by 25 basis points and decreasing the annual commitment fee by 5 basis points to 25 basis points. Loans will now bear interest at LIBOR plus 150 basis points for loans denominated in U.S. dollars or pounds sterling and EURIBOR plus 150 basis points for loans denominated in euros.
The European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €620 million all-borrower tranche that is available to Goodyear Europe B.V. (“GEBV”), GDTG and Goodyear Dunlop Tires Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million.
At March 31, 2019, there were no borrowings outstanding under the German tranche, $140 million (€125 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2018, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
Each of our first lien revolving credit facility and our European revolving credit facility have customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition since December 31, 2015 under the first lien facility and December 31, 2018 under the European facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 18, 2018 through October 17, 2019, the designated maximum amount of the facility is €320 million.
The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
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
At March 31, 2019, the amounts available and utilized under this program totaled $246 million (€219 million). At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first quarter of 2019. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At March 31, 2019, the gross amount of receivables sold was $550 million, compared to $568 million at December 31, 2018.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at March 31, 2019 and December 31, 2018.
Further Information
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, please refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2018 Form 10‑K

and Note to the Consolidated Financial Statements No. 9, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of March 31, 2019, our availability under this facility of $1,296 million, plus our Available Cash of $215 million, totaled $1,511 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At March 31, 2019, we were in compliance with this financial covenant.
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
At March 31, 2019, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
The terms “Available Cash,” “EBITDA,” “Consolidated Interest Expense,” “Consolidated Net Secured Indebtedness,” “Pro Forma Senior Secured Leverage Ratio,” “Consolidated Net GEBV Indebtedness” and “Consolidated GEBV EBITDA” have the meanings given them in the respective credit facilities.

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
In the first quarter of 2019, we paid cash dividends of $37 million on our common stock. On April 8, 2019, the Board of Directors (or duly authorized committee thereof) declared cash dividends $0.16 per share of common stock, or approximately $37 million in the aggregate. The dividend will be paid on June 3, 2019 to stockholders of record as of the close of business on May 1, 2019. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first quarter of 2019, we did not repurchase any common stock. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate. We do not expect to make a significant amount of share repurchases in 2019.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At March 31, 2019, 40% of our debt was at variable interest rates averaging 4.69%.
The following table presents information about long term fixed rate debt, excluding finance leases, at March 31, 2019:

(In millions)
Carrying amount — liability	$3,402
Fair value — liability	3,342
Pro forma fair value — liability	3,465
The pro forma information assumes a 100 basis point decrease in market interest rates at March 31, 2019, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at March 31, 2019:

(In millions)
Fair value — asset (liability)	$32
Pro forma decrease in fair value	(182)
Contract maturities	4/19-3/21
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at March 31, 2019, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at March 31, 2019 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$32
Other current liabilities	(3)

Long term asset (liability):
Other assets	$3
Other long term liabilities	—

For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 9, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on January 1, 2019. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2018, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 43,100 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first three months of 2019, approximately 400 new claims were filed against us and approximately 300 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the first quarter of 2019 was $2 million. At March 31, 2019, there were approximately 43,200 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2018 Form 10-K for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2018 Form 10-K for a discussion of our risk factors.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

10	Material Contracts

(a)	Amended and Restated Revolving Credit Agreement, dated as of March 27, 2019, among the Company, Goodyear Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BGL BNP Paribas S.A., as Syndication Agent, and the documentation agents, joint bookrunners and joint lead arrangers identified therein.	10.1

(b)	Amendment and Restatement Agreement, dated as of March 27, 2019, among the Company, Goodyear Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the issuing banks, subsidiary guarantors and lenders party thereto.	10.2

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data File

(a)	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.	101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	April 26, 2019	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)