Form 10-Q
period 2019-06-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2019-07-26
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
Commission File Number: 1-1927
THE GOODYEAR TIRE & RUBBER COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0253240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Innovation Way,	Akron,	Ohio	44316-0001
(Address of Principal Executive Offices)			(Zip Code)
(330) 796-2121
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Without Par Value	GT	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at June 30, 2019:	232,521,170

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
EX-31.1
EX-31.2
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net Sales (Note 2)	$3,632	$3,841	$7,230	$7,671
Cost of Goods Sold	2,855	2,949	5,734	5,925
Selling, Administrative and General Expense	586	588	1,133	1,179
Rationalizations (Note 3)	4	(2)	107	35
Interest Expense	88	78	173	154
Other (Income) Expense (Note 4)	17	45	39	82
Income before Income Taxes	82	183	44	296
United States and Foreign Tax Expense (Note 5)	26	19	32	52
Net Income	56	164	12	244
Less: Minority Shareholders’ Net Income	2	7	19	12
Goodyear Net Income (Loss)	$54	$157	$(7)	$232
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$0.23	$0.66	$(0.03)	$0.97
Weighted Average Shares Outstanding (Note 6)	233	239	232	240
Diluted	$0.23	$0.65	$(0.03)	$0.96
Weighted Average Shares Outstanding (Note 6)	234	241	232	242
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net Income	$56	$164	$12	$244
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $2 and $4 in 2019 (($6) and ($8) in 2018)	(16)	(231)	14	(149)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $16 in 2019 ($8 and $16 in 2018)	26	26	52	53
Decrease in net actuarial losses, net of tax of $3 and $4 in 2019 ($5 and $6 in 2018)	9	16	13	19
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2019 ($2 and $2 in 2018)	—	4	—	4
Prior service (cost) credit from plan amendments, net of tax of $0 and $0 in 2019 ($0 and $0 in 2018)	(1)	—	(1)	—
Deferred derivative gains (losses), net of tax of $0 and $0 in 2019 ($4 and $2 in 2018)	(1)	10	4	6
Reclassification adjustment for amounts recognized in income, net of tax of ($1) and ($1) in 2019 ($1 and $2 in 2018)	(2)	2	(5)	5
Other Comprehensive Income (Loss)	15	(173)	77	(62)
Comprehensive Income (Loss)	71	(9)	89	182
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	5	(11)	22	(4)
Goodyear Comprehensive Income	$66	$2	$67	$186
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions, except share data)	2019	2018
Assets:
Current Assets:
Cash and Cash Equivalents	$917	$801
Accounts Receivable, less Allowance — $117 ($113 in 2018)	2,473	2,030
Inventories:
Raw Materials	573	569
Work in Process	153	152
Finished Products	2,365	2,135
	3,091	2,856
Prepaid Expenses and Other Current Assets	300	238
Total Current Assets	6,781	5,925
Goodwill	570	569
Intangible Assets	135	136
Deferred Income Taxes (Note 5)	1,865	1,847
Other Assets	1,071	1,136
Operating Lease Right-of-Use Assets (Note 8)	854	—
Property, Plant and Equipment, less Accumulated Depreciation — $10,492 ($10,161 in 2018)	7,194	7,259
Total Assets	$18,470	$16,872

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,750	$2,920
Compensation and Benefits (Notes 11 and 12)	507	471
Other Current Liabilities	653	737
Notes Payable and Overdrafts (Note 9)	480	410
Operating Lease Liabilities due Within One Year (Note 8)	200	—
Long Term Debt and Finance Leases due Within One Year (Notes 8 and 9)	491	243
Total Current Liabilities	5,081	4,781
Operating Lease Liabilities (Note 8)	664	—
Long Term Debt and Finance Leases (Notes 8 and 9)	5,766	5,110
Compensation and Benefits (Notes 11 and 12)	1,277	1,345
Deferred Income Taxes (Note 5)	94	95
Other Long Term Liabilities	539	471
Total Liabilities	13,421	11,802
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 233 and 232 million in 2019 and 2018	233	232
Capital Surplus	2,124	2,111
Retained Earnings	6,492	6,597
Accumulated Other Comprehensive Loss	(4,002)	(4,076)
Goodyear Shareholders’ Equity	4,847	4,864
Minority Shareholders’ Equity — Nonredeemable	202	206
Total Shareholders’ Equity	5,049	5,070
Total Liabilities and Shareholders’ Equity	$18,470	$16,872
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
Comprehensive income (loss):
Net income (loss)				(61)		(61)	17	(44)
Foreign currency translation (net of tax of $2)					30	30		30
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Decrease in net actuarial losses (net of tax of $1)					4	4		4
Deferred derivative gains (losses) (net of tax of $0)					5	5		5
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(3)	(3)		(3)
Other comprehensive income						62	—	62
Total comprehensive income						1	17	18
Adoption of new accounting standards update (Note 1)				(23)		(23)		(23)
Stock-based compensation plans (Note 12)			4			4		4
Dividends declared (Note 14)				(37)		(37)		(37)
Common stock issued from treasury	299,670		(1)			(1)		(1)
Balance at March 31, 2019
(after deducting 45,992,714 common treasury shares)	232,470,713	$232	$2,114	$6,476	$(4,014)	$4,808	$223	$5,031
Comprehensive income (loss):
Net income (loss)				54		54	2	56
Foreign currency translation (net of tax of $2)					(19)	(19)	3	(16)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Decrease in net actuarial losses (net of tax of $3)					9	9		9
Prior service (cost) credit from plan amendments (net of tax of $0)					(1)	(1)		(1)
Deferred derivative gains (losses) (net of tax of $0)					(1)	(1)		(1)
Reclassification adjustment for amounts recognized in income (net of tax of ($1))					(2)	(2)		(2)
Other comprehensive income						12	3	15
Total comprehensive income						66	5	71
Stock-based compensation plans (Note 12)			9			9		9
Dividends declared (Note 14)				(38)		(38)	(4)	(42)
Common stock issued from treasury	50,457	1				1		1
Purchase of minority shares			1			1	(22)	(21)
Balance at June 30, 2019
(after deducting 45,942,257 common treasury shares)	232,521,170	$233	$2,124	$6,492	$(4,002)	$4,847	$202	$5,049
We declared and paid cash dividends of $0.16 and $0.32 per Common Share for the three and six months ended June 30, 2019, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
Comprehensive income (loss):
Net income				75		75	5	80
Foreign currency translation (net of tax of ($2))					80	80	2	82
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					27	27		27
Decrease in net actuarial losses (net of tax of $1)					3	3		3
Deferred derivative gains (losses) (net of tax of ($2))					(4)	(4)		(4)
Reclassification adjustment for amounts recognized in income (net of tax of $1)					3	3		3
Other comprehensive income						109	2	111
Total comprehensive income						184	7	191
Adoption of new accounting standards updates				(1)		(1)		(1)
Stock-based compensation plans (Note 12)			4			4		4
Repurchase of common stock (Note 14)	(850,284)	(1)	(24)			(25)		(25)
Dividends declared (Note 14)				(34)		(34)		(34)
Common stock issued from treasury	524,564	1				1		1
Purchase of minority shares			5			5	(29)	(24)
Balance at March 31, 2018
(after deducting 38,634,545 common treasury shares)	239,828,882	$240	$2,280	$6,084	$(3,867)	$4,737	$225	$4,962
Comprehensive income (loss):
Net income				157		157	7	164
Foreign currency translation (net of tax of ($6))					(213)	(213)	(18)	(231)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Decrease in net actuarial losses (net of tax of $5)					16	16		16
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $2)					4	4		4
Deferred derivative gains (losses) (net of tax of $4)					10	10		10
Reclassification adjustment for amounts recognized in income (net of tax of $1)					2	2		2
Other comprehensive income (loss)						(155)	(18)	(173)
Total comprehensive income (loss)						2	(11)	(9)
Stock-based compensation plans (Note 12)			4			4		4
Repurchase of common stock (Note 14)	(3,000,808)	(3)	(72)			(75)		(75)
Dividends declared (Note 14)				(33)		(33)	(7)	(40)
Common stock issued from treasury	187,671		2			2		2
Balance at June 30, 2018
(after deducting 41,447,682 common treasury shares)	237,015,745	$237	$2,214	$6,208	$(4,022)	$4,637	$207	$4,844
We declared and paid cash dividends of $0.14 and $0.28 per Common Share for the three and six months ended June 30, 2018, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2019	2018
Cash Flows from Operating Activities:
Net Income	$12	$244
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	389	392
Amortization and Write-Off of Debt Issuance Costs	9	8
Provision for Deferred Income Taxes	(31)	(55)
Net Pension Curtailments and Settlements	—	3
Net Rationalization Charges (Note 3)	107	35
Rationalization Payments	(33)	(131)
Net (Gains) Losses on Asset Sales (Note 4)	(6)	—
Operating Lease Expense (Note 8)	148	—
Operating Lease Payments (Note 8)	(134)	—
Pension Contributions and Direct Payments	(32)	(42)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(445)	(475)
Inventories	(233)	(222)
Accounts Payable — Trade	(55)	253
Compensation and Benefits	61	(30)
Other Current Liabilities	(37)	(100)
Other Assets and Liabilities	(11)	36
Total Cash Flows from Operating Activities	(291)	(84)
Cash Flows from Investing Activities:
Capital Expenditures	(401)	(442)
Asset Dispositions (Note 4)	2	2
Short Term Securities Acquired	(67)	(30)
Short Term Securities Redeemed	67	38
Notes Receivable	(7)	—
Other Transactions	(13)	(38)
Total Cash Flows from Investing Activities	(419)	(470)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	983	1,012
Short Term Debt and Overdrafts Paid	(908)	(920)
Long Term Debt Incurred	3,479	3,544
Long Term Debt Paid	(2,628)	(2,933)
Common Stock Issued	1	3
Common Stock Repurchased (Note 14)	—	(100)
Common Stock Dividends Paid (Note 14)	(74)	(67)
Transactions with Minority Interests in Subsidiaries	(25)	(26)
Debt Related Costs and Other Transactions	(17)	6
Total Cash Flows from Financing Activities	811	519
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	6	(25)
Net Change in Cash, Cash Equivalents and Restricted Cash	107	(60)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	873	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Period	$980	$1,050
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
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In June 2016, the FASB issued an accounting standards update with new guidance on accounting for credit losses on financial instruments. The new guidance includes an impairment model for estimating credit losses that is based on expected losses, rather than incurred losses. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standards update is not expected to have a material impact on our consolidated financial statements.
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
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	June 30,
(In millions)	2019	2018
Cash and Cash Equivalents	$917	$975
Restricted Cash	63	75
Total Cash, Cash Equivalents and Restricted Cash	$980	$1,050

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. NET SALES
The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended June 30, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,556	$1,058	$472	$3,086
Other tire and related sales	159	80	30	269
Retail services and service related sales	138	3	17	158
Chemical sales	114	—	—	114
Other	4	—	1	5
Net Sales by reportable segment	$1,971	$1,141	$520	$3,632

	Three Months Ended June 30, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,568	$1,152	$511	$3,231
Other tire and related sales	159	98	32	289
Retail services and service related sales	144	9	19	172
Chemical sales	143	—	—	143
Other	4	1	1	6
Net Sales by reportable segment	$2,018	$1,260	$563	$3,841

	Six Months Ended June 30, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$3,049	$2,201	$925	$6,175
Other tire and related sales	296	152	62	510
Retail services and service related sales	270	7	32	309
Chemical sales	223	—	—	223
Other	9	2	2	13
Net Sales by reportable segment	$3,847	$2,362	$1,021	$7,230

	Six Months Ended June 30, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$3,074	$2,361	$1,029	$6,464
Other tire and related sales	294	203	62	559
Retail services and service related sales	281	24	41	346
Chemical sales	291	—	—	291
Other	7	2	2	11
Net Sales by reportable segment	$3,947	$2,590	$1,134	$7,671

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

third parties, and exclude intercompany sales. Other sales include items such as franchise fees and ancillary tire parts, such as tire rims, tire valves and valve stems.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $35 million and $39 million at June 30, 2019 and December 31, 2018, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $31 million and $39 million at June 30, 2019 and December 31, 2018, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the six months ended June 30, 2019:

(In millions)
Balance at December 31, 2018	$78
Revenue deferred during period	71
Revenue recognized during period	(83)
Impact of foreign currency translation	—
Balance at June 30, 2019	$66

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.
The following table shows the roll-forward of our liability between periods:

	Associate-
(In millions)	Related Costs	Other Exit Costs	Total
Balance at December 31, 2018	$80	$1	$81
2019 Charges	100	9	109
Incurred, including net Foreign Currency Translation of $0 million and $0 million, respectively	(23)	(10)	(33)
Reversed to the Statement of Operations	(2)	—	(2)
Balance at June 30, 2019	$155	$—	$155

On March 18, 2019, we approved a plan that proposes to modernize two of our tire manufacturing facilities in Germany. The plan is in furtherance of our strategy to strengthen the competitiveness of our manufacturing footprint and increase production of premium, large-rim diameter consumer tires. The plan, which remains subject to consultation with relevant employee representative bodies, would result in approximately 1,100 job reductions as a result of changes to the layout of the plants, efficiency gains from new equipment and a reduction in the production of tires for declining, less profitable market segments. We accrued $94 million in charges related to the plan in the first six months of 2019, which are expected to be substantially paid through 2023.
The remainder of the accrual balance at June 30, 2019 is expected to be substantially utilized in the next 12 months and includes $31 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA"), $22 million related to global plans to reduce Selling, Administrative and General Expense ("SAG") headcount and $5 million related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Current Year Plans
Associate Severance and Other Related Costs	$—	$1	$98	$32
Benefit Plan Termination Benefits	—	—	1	—
Other Exit Costs	3	—	4	—
Current Year Plans - Net Charges	$3	$1	$103	$32

Prior Year Plans
Associate Severance and Other Related Costs	$—	$(6)	$—	$(8)
Benefit Plan Termination Benefits	(1)	—	(1)	—
Other Exit Costs	2	3	5	11
Prior Year Plans - Net Charges	1	(3)	4	3
Total Net Charges	$4	$(2)	$107	$35

Asset Write-off and Accelerated Depreciation Charges	$1	$1	$1	$2

Substantially all of the new charges for the three and six months ended June 30, 2019 and 2018 related to future cash outflows. Net current year plan charges for the three and six months ended June 30, 2019 include $1 million and $94 million, respectively, related to a proposed plan to modernize two of our tire manufacturing facilities in Germany and $2 million and $9 million, respectively, related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas. Net current year plan charges for the three and six months ended June 30, 2018 include $1 million and $26 million, respectively, related to a global plan to reduce SAG headcount. Net current year plan charges for the six months ended June 30, 2018 also include charges of $6 million related to a plan to improve operating efficiency in EMEA.
Net prior year plan charges for the three and six months ended June 30, 2019 were $1 million and $6 million, respectively, primarily related to EMEA manufacturing plans. Net prior year plan charges for the six months ended June 30, 2019 also include reversals of $2 million for actions no longer needed for their originally intended purposes. Net prior year plan charges for the three and six months ended June 30, 2018 include charges of $2 million and $9 million, respectively, related to the closure of our tire manufacturing facility in Philippsburg, Germany. Net prior year plan charges for the three and six months ended June 30, 2018 also include reversals of $7 million and $12 million, respectively, for actions no longer needed for their originally intended purposes.
Ongoing rationalization plans had approximately $720 million in charges incurred prior to 2019 and approximately $45 million is expected to be incurred in future periods.
Approximately 1,050 associates will be released under new plans initiated in 2019, of which approximately 250 were released through June 30, 2019. In the first six months of 2019, approximately 250 associates were released under plans initiated in prior years. Approximately 1,100 associates remain to be released under all ongoing rationalization plans.
Approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Non-service related pension and other postretirement benefits cost	$27	$25	$57	$59
Financing fees and financial instruments expense	10	9	18	18
Net foreign currency exchange (gains) losses	(11)	2	(18)	(5)
General and product liability expense (income) - discontinued products	2	(3)	8	(2)
Royalty income	(5)	(5)	(10)	(10)
Net (gains) losses on asset sales	(1)	(2)	(6)	—
Interest income	(4)	(2)	(7)	(6)
Miscellaneous (income) expense	(1)	21	(3)	28
	$17	$45	$39	$82

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
Miscellaneous expense for the three and six months ended June 30, 2018 includes transaction costs of $10 million and $14 million, respectively, related to the formation of TireHub, a distribution joint venture in the United States, and continuing repair expenses of $8 million and $11 million, respectively, incurred by the Company as a direct result of hurricanes Harvey and Irma during the third quarter of 2017.
Other (Income) Expense also includes financing fees and financial instruments expense which consists of commitment fees and charges incurred in connection with financing transactions; net foreign currency exchange (gains) and losses; general and product liability expense (income) - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income which is derived primarily from licensing arrangements; net (gains) losses on asset sales; and interest income.
NOTE 5. INCOME TAXES
For the second quarter of 2019, we recorded tax expense of $26 million on income before income taxes of $82 million. For the first six months of 2019, we recorded tax expense of $32 million on income before income taxes of $44 million. Income tax expense for the three and six months ended June 30, 2019 includes net discrete charges of $6 million and $13 million, respectively. Net discrete tax charges include a second quarter charge of $6 million related to adjusting our deferred tax assets in Luxembourg for a newly enacted tax rate and various first quarter net discrete charges of $7 million.
In the second quarter of 2018, we recorded tax expense of $19 million on income before income taxes of $183 million. For the first six months of 2018, we recorded tax expense of $52 million on income before income taxes of $296 million. Income tax expense for the three and six months ended June 30, 2018 includes discrete benefits of $28 million and $21 million, respectively. Net discrete tax benefits include a second quarter benefit of $25 million from recording foreign tax credits on dividends, primarily from subsidiaries in Japan and Singapore, to the United States, and a first quarter charge of $7 million and a second quarter benefit of $4 million to adjust our provisional tax obligation for the one-time transition tax imposed by the Tax Act.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rates and the U.S. statutory rate of 21% for the three and six months ended June 30, 2019 and June 30, 2018 primarily relates to the discrete items noted above and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $113 million, primarily related to deferred tax assets for foreign tax credits, and our valuation allowance on our foreign deferred tax assets was $233 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million, and our valuation allowance on our foreign deferred tax assets was $204 million.
Our net deferred tax assets include approximately $637 million of foreign tax credits, net of valuation allowances of $103 million, generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability along with three significant sources of foreign income provide us sufficient positive evidence to utilize these credits, despite the negative evidence of their limited carryforward periods. Those sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border sales of inventory or raw materials to our subsidiaries and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.
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
For the six months ending June 30, 2019, changes to our unrecognized tax benefits did not, and for the full year of 2019 are not expected to, have a significant impact on our financial position or results of operations.
We are open to examination in the United States for 2018 and in Germany from 2016 onward. Generally, for our remaining tax jurisdictions, years from 2013 onward are still open to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Earnings (loss) per share — basic:
Goodyear net income (loss)	$54	$157	$(7)	$232
Weighted average shares outstanding	233	239	232	240
Earnings (loss) per common share — basic	$0.23	$0.66	$(0.03)	$0.97

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$54	$157	$(7)	$232
Weighted average shares outstanding	233	239	232	240
Dilutive effect of stock options and other dilutive securities	1	2	—	2
Weighted average shares outstanding — diluted	234	241	232	242
Earnings (loss) per common share — diluted	$0.23	$0.65	$(0.03)	$0.96

Weighted average shares outstanding - diluted for the  six months ended June 30, 2019 excludes the dilutive effect of approximately 2 million shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding - diluted for the three and six months ended June 30, 2019 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options). There were approximately 2 million and 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares for the three and six months ended June 30, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Sales:
Americas	$1,971	$2,018	$3,847	$3,947
Europe, Middle East and Africa	1,141	1,260	2,362	2,590
Asia Pacific	520	563	1,021	1,134
Net Sales	$3,632	$3,841	$7,230	$7,671
Segment Operating Income:
Americas	$134	$154	$223	$281
Europe, Middle East and Africa	44	100	98	178
Asia Pacific	41	70	88	146
Total Segment Operating Income	$219	$324	$409	$605
Less:
Rationalizations	$4	$(2)	$107	$35
Interest expense	88	78	173	154
Other (income) expense (Note 4)	17	45	39	82
Asset write-offs and accelerated depreciation	1	1	1	2
Corporate incentive compensation plans	14	3	15	7
Intercompany profit elimination	(2)	(1)	(6)	(4)
Retained expenses of divested operations	3	2	6	5
Other	12	15	30	28
Income before Income Taxes	$82	$183	$44	$296

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Rationalizations:
Americas	$2	$—	$9	$3
Europe, Middle East and Africa	2	(1)	98	26
Asia Pacific	—	—	—	3
Total Segment Rationalizations	$4	$(1)	$107	$32
Corporate	—	(1)	—	3
Total Rationalizations	$4	$(2)	$107	$35

Net (Gains) Losses on Asset Sales:
Americas	$—	$(2)	$—	$(2)
Europe, Middle East and Africa	(1)	—	(6)	2
Total Net (Gains) Losses on Asset Sales	$(1)	$(2)	$(6)	$—

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$1	$1	$1	$2
Total Asset Write-offs and Accelerated Depreciation	$1	$1	$1	$2

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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Generally, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate stated in the lease agreement. Operating lease expense is recognized on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense included in Income before Income Taxes are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2019	2019
Operating Lease Expense	$74	$148
Finance Lease Expense:
Amortization of ROU Assets	3	5
Interest on Lease Liabilities	5	10
Short Term Lease Expense	2	3
Variable Lease Expense	1	3
Sublease Income	(4)	(8)
Total Lease Expense	$81	$161

Supplemental cash flow information related to leases is as follows:

Six Months Ended
June 30,
(In millions)	2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$134
Operating Cash Flows for Finance Leases	10
Financing Cash Flows for Finance Leases	3
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	90
Finance Leases	32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases is as follows:

June 30,
(In millions, except lease term and discount rate)	2019
Operating Leases
Operating Lease ROU Assets	$854

Operating Lease Liabilities due Within One Year	$200
Operating Lease Liabilities	664
Total Operating Lease Liabilities	$864

Finance Leases
Property, Plant and Equipment, at cost	$259
Accumulated Depreciation	(45)
Property, Plant and Equipment, net	$214

Long Term Debt and Finance Leases due Within One Year	$6
Long Term Debt and Finance Leases	242
Total Finance Lease Liabilities	$248

Weighted Average Remaining Lease Term
Operating Leases	6.9 years
Finance Leases	32.2 years

Weighted Average Discount Rate
Operating Leases	6.72%
Finance Leases	8.48%

Future maturities of our lease liabilities, excluding subleases, as of June 30, 2019 are as follows:

(In millions)	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30)	$128	$12
2020	222	24
2021	174	35
2022	123	21
2023	96	20
Thereafter	369	713
Total Lease Payments	1,112	825
Less: Imputed Interest	248	577
Total	$864	$248

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

As of June 30, 2019, we have additional operating leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $33 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheet at June 30, 2019. These operating leases will commence between 2019 and 2022 with lease terms of 1 year to 15 years.
NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2019, we had total credit arrangements of $9,098 million, of which $2,525 million were unused. At that date, 42% of our debt was at variable interest rates averaging 4.68%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At June 30, 2019, we had short term committed and uncommitted credit arrangements totaling $753 million, of which $257 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	June 30,	December 31,
(In millions)	2019	2018
Chinese credit facilities	$151	$122
Other domestic and foreign debt	329	288
Notes Payable and Overdrafts	$480	$410
Weighted average interest rate	8.26%	8.03%

Chinese credit facilities	$78	$32
Mexican credit facilities	90	—
Other foreign and domestic debt (including finance leases)	323	211
Long Term Debt and Finance Leases due Within One Year	$491	$243
Weighted average interest rate	4.09%	4.57%
Total obligations due within one year	$971	$653

Long Term Debt and Finance Leases and Financing Arrangements
At June 30, 2019, we had long term credit arrangements totaling $8,345 million, of which $2,268 million were unused.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	June 30, 2019		December 31, 2018
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$279		$278
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	285		286
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
First lien revolving credit facility due 2021	430	3.63%	—	—
Second lien term loan facility due 2025	400	4.40%	400	4.46%
European revolving credit facility due 2024	220	3.90%	—	—
Pan-European accounts receivable facility	266	1.05%	335	1.01%
Mexican credit facilities	290	4.06%	200	4.30%
Chinese credit facilities	210	4.88%	219	5.03%
Other foreign and domestic debt(1)	910	4.30%	884	5.35%
	6,040		5,352
Unamortized deferred financing fees	(31)		(36)
	6,009		5,316
Finance lease obligations(2)	248		37
	6,257		5,353
Less portion due within one year	(491)		(243)
	$5,766		$5,110

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.

(2)	Includes finance lease obligations related to our Global and Americas Headquarters at June 30, 2019.
NOTES
At June 30, 2019 and December 31, 2018, we had $3,314 million of outstanding notes.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of June 30, 2019, our borrowing base, and therefore our availability, under this facility was $287 million below the facility's stated amount of $2.0 billion.

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
At June 30, 2019, we had $430 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2018, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
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
At June 30, 2019 and December 31, 2018, the amounts outstanding under this facility were $400 million.
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
At June 30, 2019, there were $100 million (€88 million) of borrowings outstanding under the German tranche, $120 million (€105 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2018, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At June 30, 2019, the amounts available and utilized under this program totaled $266 million (€234 million). At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2018 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2019, the gross amount of receivables sold was $582 million, compared to $568 million at December 31, 2018.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have several financing arrangements in Mexico. At June 30, 2019, the amounts available and utilized under these facilities were $290 million, of which $90 million is due within a year. At December 31, 2018, the amounts available and utilized under these facilities were $340 million and $200 million, respectively. The facilities ultimately mature in 2020. The facilities contain covenants relating to the Mexican and U.S. subsidiary and have customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the applicable facilities.
A Chinese subsidiary has several financing arrangements in China. At June 30, 2019 and December 31, 2018, the amounts available under these facilities were $704 million and $672 million, respectively. At June 30, 2019, the amount utilized under these facilities was $361 million, of which $151 million was notes payable and $210 million was long term debt. At June 30, 2019, $78 million of the long term debt was due within a year. At December 31, 2018, the amount utilized under these facilities was $341 million, of which $122 million was notes payable and $219 million was long term debt. At December 31, 2018, $32 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at June 30, 2019 and December 31, 2018, the unused amounts available under these facilities were $109 million and $116 million, respectively.
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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2019	2018
Fair Values — Current asset (liability):
Accounts receivable	$5	$7
Other current liabilities	(15)	(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2019 and December 31, 2018, these outstanding foreign currency derivatives had notional amounts of $1,617 million and $1,240 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction losses on derivatives of $6 million and net transaction gains on derivatives of $9 million for the three and six months ended June 30, 2019, respectively, and net transaction gains on derivatives of $43 million and $45 million for the three and six months ended June 30, 2018, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents the fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	June 30,	December 31,
(In millions)	2019	2018
Fair Values — Current asset (liability):
Accounts receivable	$9	$9
Other current liabilities	(1)	(1)
Fair Values — Long term asset (liability):
Other assets	$1	$2
Other long term liabilities	—	—

At June 30, 2019 and December 31, 2018, these outstanding foreign currency derivatives had notional amounts of $330 million and $347 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
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
The following table presents the classification of changes in fair values of foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions) (Income) Expense	2019	2018	2019	2018
Amounts deferred to AOCL(1)	$1	$(14)	$(4)	$(8)
Amount of deferred (gain) loss reclassified from AOCL into Cost of Goods Sold ("CGS")(1)	(3)	3	(6)	7

(1)	Excluded components deferred to AOCL and excluded components reclassified from AOCL to CGS for the three and six months ended June 30, 2019 were not material.
The estimated net amount of deferred gains at June 30, 2019 that are expected to be reclassified to earnings within the next twelve months is $5 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Assets:
Investments	$10	$10	$10	$10	$—	$—	$—	$—
Foreign Exchange Contracts	15	18	—	—	15	18	—	—
Total Assets at Fair Value	$25	$28	$10	$10	$15	$18	$—	$—

Liabilities:
Foreign Exchange Contracts	$16	$7	$—	$—	$16	$7	$—	$—
Total Liabilities at Fair Value	$16	$7	$—	$—	$16	$7	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(In millions)	2019	2018
Fixed Rate Debt:(1)
Carrying amount — liability	$3,409	$3,609
Fair value — liability	3,420	3,443

Variable Rate Debt:(1)
Carrying amount — liability	$2,600	$1,707
Fair value — liability	2,575	1,689

(1)
Excludes Notes Payable and Overdrafts of $480 million and $410 million at June 30, 2019 and December 31, 2018, respectively, of which $233 million and $230 million, respectively, are at fixed rates and $247 million and $180 million, respectively, are at variable rates.  The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $3,687 million and $3,496 million at June 30, 2019 and December 31, 2018, respectively, were estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Service cost	$1	$1	$2	$2
Interest cost	42	39	86	79
Expected return on plan assets	(55)	(54)	(111)	(109)
Amortization of net losses	28	28	56	56
Net periodic pension cost	$16	$14	$33	$28
Net curtailments/settlements/termination benefits	—	3	—	3
Total defined benefit pension cost	$16	$17	$33	$31

	Non-U.S.		Non-U.S.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Service cost	$7	$7	$14	$14
Interest cost	17	17	35	35
Expected return on plan assets	(15)	(18)	(30)	(36)
Amortization of prior service cost	1	—	1	—
Amortization of net losses	7	8	14	15
Net periodic pension cost	$17	$14	$34	$28
Net curtailments/settlements/termination benefits	(1)	—	—	—
Total defined benefit pension cost	$16	$14	$34	$28
Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2019. For the three and six months ended June 30, 2019, we contributed $7 million and $17 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended June 30, 2019 and 2018 was $28 million for both periods, and for the six months ended June 30, 2019 and 2018 was $56 million and $57 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended June 30, 2019 and 2018 was $1 million and $3 million, respectively, and for the six months ended June 30, 2019 and 2018 was $3 million and $6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.6 million restricted stock units and 0.5 million performance share units during the six months ended June 30, 2019 under our stock compensation plans.
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $20.09 for restricted stock units and $18.01 for performance share units granted during the six months ended June 30, 2019.
We recognized stock-based compensation expense of $8 million and $11 million during the three and six months ended June 30, 2019, respectively. At June 30, 2019, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $49 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2022. We recognized stock-based compensation expense of $3 million and $5 million during the three and six months ended June 30, 2018, respectively.
NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $48 million and $45 million at June 30, 2019 and December 31, 2018, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million and $10 million was included in Other Current Liabilities at June 30, 2019 and December 31, 2018, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $219 million and $224 million for anticipated costs related to workers’ compensation at June 30, 2019 and December 31, 2018, respectively. Of these amounts, $37 million and $42 million were included in Current Liabilities as part of Compensation and Benefits at June 30, 2019 and December 31, 2018, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At June 30, 2019 and December 31, 2018, the liability was discounted using a risk-free rate of return. At June 30, 2019, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $319 million and $322 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at June 30, 2019 and December 31, 2018, respectively. Of these amounts, $58 million and $57 million were included in Other Current Liabilities at June 30, 2019 and December 31, 2018, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at June 30, 2019, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $25 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 151,000 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $545 million through June 30, 2019 and $541 million through December 31, 2018.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Six Months Ended	Year Ended
(Dollars in millions)	June 30, 2019	December 31, 2018
Pending claims, beginning of period	43,100	54,300
New claims filed	800	1,300
Claims settled/dismissed	(3,800)	(12,500)
Pending claims, end of period	40,100	43,100
Payments (1)	$11	$13

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $159 million and $166 million at June 30, 2019 and December 31, 2018, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $105 million and $108 million at June 30, 2019 and December 31, 2018, respectively. We expect that approximately 65% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both June 30, 2019 and December 31, 2018, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €120 million ($137 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $74 million and $73 million at June 30, 2019 and December 31, 2018, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees. In 2017, we issued a guarantee of approximately PLN165 million ($44 million) in connection with an indirect tax assessment in EMEA. We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of June 30, 2019, this guarantee amount has been reduced to $29 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 14. CAPITAL STOCK
Dividends
In the first six months of 2019, we paid cash dividends of $74 million on our common stock. This amount excludes dividends earned on stock based compensation plans of $1 million for the first six months of 2019. On July 12, 2019, the Board of Directors (or duly authorized committee thereof) declared cash dividends of $0.16 per share of common stock, or approximately $37 million in the aggregate. The dividend will be paid on September 3, 2019, to stockholders of record as of the close of business on August 1, 2019. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first six months of 2019, we did not repurchase any common stock. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first six months of 2019, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the six months ended June 30, 2019 and 2018:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications, net of tax	11	12	4	27
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	52	(5)	47
Balance at June 30, 2019	$(1,149)	$(2,859)	$6	$(4,002)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications, net of tax	(133)	19	6	(108)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	57	5	62
Balance at June 30, 2018	$(1,048)	$(2,976)	$2	$(4,022)

The following table presents reclassifications out of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL	from AOCL		from AOCL
Amortization of prior service cost and unrecognized gains and losses	$34	$34	$68	$69	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	6	—	6	Other (Income) Expense
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	34	40	68	75
Tax effect	(8)	(10)	(16)	(18)	United States and Foreign Taxes
Net of tax	$26	$30	$52	$57	Goodyear Net Income (Loss)

Deferred Derivative (Gains) Losses, before tax	$(3)	$3	$(6)	$7	Cost of Goods Sold
Tax effect	1	(1)	1	(2)	United States and Foreign Taxes
Net of tax	$(2)	$2	$(5)	$5	Goodyear Net Income (Loss)
Total reclassifications	$24	$32	$47	$62	Goodyear Net Income (Loss)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$242	$42	$633	$—	$917
Accounts Receivable, net	797	137	1,539	—	2,473
Accounts Receivable From Affiliates	305	228	—	(533)	—
Inventories	1,555	68	1,506	(38)	3,091
Prepaid Expenses and Other Current Assets	88	3	205	4	300
Total Current Assets	2,987	478	3,883	(567)	6,781
Goodwill	24	1	421	124	570
Intangible Assets	116	—	19	—	135
Deferred Income Taxes	1,456	25	379	5	1,865
Other Assets	502	50	519	—	1,071
Investments in Subsidiaries	3,759	433	—	(4,192)	—
Operating Lease Right-of-Use Assets	561	14	279	—	854
Property, Plant and Equipment, net	2,435	431	4,350	(22)	7,194
Total Assets	$11,840	$1,432	$9,850	$(4,652)	$18,470
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$904	$121	$1,725	$—	$2,750
Accounts Payable to Affiliates	—	—	533	(533)	—
Compensation and Benefits	275	15	217	—	507
Other Current Liabilities	299	(5)	359	—	653
Notes Payable and Overdrafts	24	—	456	—	480
Operating Lease Liabilities due Within One Year	109	4	87	—	200
Long Term Debt and Finance Leases due Within One Year	3	—	488	—	491
Total Current Liabilities	1,614	135	3,865	(533)	5,081
Operating Lease Liabilities	461	9	194	—	664
Long Term Debt and Finance Leases	4,070	167	1,529	—	5,766
Compensation and Benefits	511	92	674	—	1,277
Deferred Income Taxes	—	—	94	—	94
Other Long Term Liabilities	337	8	194	—	539
Total Liabilities	6,993	411	6,550	(533)	13,421
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	233	—	—	—	233
Other Equity	4,614	1,021	3,098	(4,119)	4,614
Goodyear Shareholders’ Equity	4,847	1,021	3,098	(4,119)	4,847
Minority Shareholders’ Equity — Nonredeemable	—	—	202	—	202
Total Shareholders’ Equity	4,847	1,021	3,300	(4,119)	5,049
Total Liabilities and Shareholders’ Equity	$11,840	$1,432	$9,850	$(4,652)	$18,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$127	$30	$644	$—	$801
Accounts Receivable, net	672	110	1,248	—	2,030
Accounts Receivable From Affiliates	294	280	—	(574)	—
Inventories	1,425	71	1,387	(27)	2,856
Prepaid Expenses and Other Current Assets	76	3	155	4	238
Total Current Assets	2,594	494	3,434	(597)	5,925
Goodwill	24	1	420	124	569
Intangible Assets	117	—	19	—	136
Deferred Income Taxes	1,422	27	395	3	1,847
Other Assets	524	48	564	—	1,136
Investments in Subsidiaries	3,758	445	—	(4,203)	—
Operating Lease Right-of-Use Assets	—	—	—	—	—
Property, Plant and Equipment, net	2,482	430	4,371	(24)	7,259
Total Assets	$10,921	$1,445	$9,203	$(4,697)	$16,872
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$960	$131	$1,829	$—	$2,920
Accounts Payable to Affiliates	—	—	574	(574)	—
Compensation and Benefits	286	14	171	—	471
Other Current Liabilities	310	(4)	431	—	737
Notes Payable and Overdrafts	25	—	385	—	410
Operating Lease Liabilities due Within One Year	—	—	—	—	—
Long Term Debt and Finance Leases Due Within One Year	2	—	241	—	243
Total Current Liabilities	1,583	141	3,631	(574)	4,781
Operating Lease Liabilities	—	—	—	—	—
Long Term Debt and Finance Leases	3,550	167	1,393	—	5,110
Compensation and Benefits	569	93	683	—	1,345
Deferred Income Taxes	—	—	95	—	95
Other Long Term Liabilities	355	8	108	—	471
Total Liabilities	6,057	409	5,910	(574)	11,802
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	232	—	—	—	232
Other Equity	4,632	1,036	3,087	(4,123)	4,632
Goodyear Shareholders’ Equity	4,864	1,036	3,087	(4,123)	4,864
Minority Shareholders’ Equity — Nonredeemable	—	—	206	—	206
Total Shareholders’ Equity	4,864	1,036	3,293	(4,123)	5,070
Total Liabilities and Shareholders’ Equity	$10,921	$1,445	$9,203	$(4,697)	$16,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended June 30, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,793	$335	$2,263	$(759)	$3,632
Cost of Goods Sold	1,437	316	1,865	(763)	2,855
Selling, Administrative and General Expense	267	9	310	—	586
Rationalizations	3	—	1	—	4
Interest Expense	57	7	33	(9)	88
Other (Income) Expense	(6)	3	1	19	17
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	35	—	53	(6)	82
United States and Foreign Taxes	(6)	—	35	(3)	26
Equity in Earnings of Subsidiaries	13	3	—	(16)	—
Net Income (Loss)	54	3	18	(19)	56
Less: Minority Shareholders’ Net Income	—	—	2	—	2
Goodyear Net Income (Loss)	$54	$3	$16	$(19)	$54
Comprehensive Income (Loss)	$66	$(3)	$(2)	$10	$71
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	5	—	5
Goodyear Comprehensive Income (Loss)	$66	$(3)	$(7)	$10	$66

	Consolidating Statements of Operations
	Three Months Ended June 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,834	$329	$2,406	$(728)	$3,841
Cost of Goods Sold	1,464	335	1,899	(749)	2,949
Selling, Administrative and General Expense	258	8	322	—	588
Rationalizations	(1)	—	(1)	—	(2)
Interest Expense	56	5	22	(5)	78
Other (Income) Expense	14	3	8	20	45
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	43	(22)	156	6	183
United States and Foreign Taxes	(37)	(5)	62	(1)	19
Equity in Earnings of Subsidiaries	77	12	—	(89)	—
Net Income (Loss)	157	(5)	94	(82)	164
Less: Minority Shareholders’ Net Income	—	—	7	—	7
Goodyear Net Income (Loss)	$157	$(5)	$87	$(82)	$157
Comprehensive Income (Loss)	$2	$(25)	$(123)	$137	$(9)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(11)	—	(11)
Goodyear Comprehensive Income (Loss)	$2	$(25)	$(112)	$137	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Six Months Ended June 30, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,466	$662	$4,562	$(1,460)	$7,230
Cost of Goods Sold	2,808	626	3,776	(1,476)	5,734
Selling, Administrative and General Expense	520	17	596	—	1,133
Rationalizations	9	—	98	—	107
Interest Expense	112	13	66	(18)	173
Other (Income) Expense	68	7	(80)	44	39
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(51)	(1)	106	(10)	44
United States and Foreign Taxes	(32)	—	66	(2)	32
Equity in Earnings of Subsidiaries	12	(12)	—	—	—
Net Income (Loss)	(7)	(13)	40	(8)	12
Less: Minority Shareholders’ Net Income	—	—	19	—	19
Goodyear Net Income (Loss)	$(7)	$(13)	$21	$(8)	$(7)
Comprehensive Income (Loss)	$67	$(17)	$55	$(16)	$89
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	22	—	22
Goodyear Comprehensive Income (Loss)	$67	$(17)	$33	$(16)	$67

	Consolidating Statements of Operations
	Six Months Ended June 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$3,518	$638	$4,863	$(1,348)	$7,671
Cost of Goods Sold	2,829	608	3,877	(1,389)	5,925
Selling, Administrative and General Expense	517	18	644	—	1,179
Rationalizations	5	—	30	—	35
Interest Expense	110	10	45	(11)	154
Other (Income) Expense	24	10	8	40	82
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	33	(8)	259	12	296
United States and Foreign Taxes	(40)	(2)	92	2	52
Equity in Earnings of Subsidiaries	159	34	—	(193)	—
Net Income (Loss)	232	28	167	(183)	244
Less: Minority Shareholders’ Net Income	—	—	12	—	12
Goodyear Net Income (Loss)	$232	$28	$155	$(183)	$232
Comprehensive Income (Loss)	$186	$30	$32	$(66)	$182
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(4)	—	(4)
Goodyear Comprehensive Income (Loss)	$186	$30	$36	$(66)	$186

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$(77)	$(19)	$(174)	$(21)	$(291)
Cash Flows from Investing Activities:
Capital Expenditures	(153)	(20)	(228)	—	(401)
Asset Dispositions	—	—	2	—	2
Short Term Securities Acquired	—	—	(67)	—	(67)
Short Term Securities Redeemed	—	—	67	—	67
Capital Contributions and Loans Incurred	(223)	—	—	223	—
Capital Redemptions and Loans Paid	169	—	—	(169)	—
Notes Receivable	(7)	—	—	—	(7)
Other Transactions	—	—	(13)	—	(13)
Total Cash Flows from Investing Activities	(214)	(20)	(239)	54	(419)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	355	—	628	—	983
Short Term Debt and Overdrafts Paid	(355)	—	(553)	—	(908)
Long Term Debt Incurred	1,781	—	1,698	—	3,479
Long Term Debt Paid	(1,302)	—	(1,326)	—	(2,628)
Common Stock Issued	1	—	—	—	1
Common Stock Repurchased	—	—	—	—	—
Common Stock Dividends Paid	(74)	—	—	—	(74)
Capital Contributions and Loans Incurred	—	49	174	(223)	—
Capital Redemptions and Loans Paid	—	—	(169)	169	—
Intercompany Dividends Paid	—	—	(21)	21	—
Transactions with Minority Interests in Subsidiaries	—	—	(25)	—	(25)
Debt Related Costs and Other Transactions	1	—	(18)	—	(17)
Total Cash Flows from Financing Activities	407	49	388	(33)	811
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	2	4	—	6
Net Change in Cash, Cash Equivalents and Restricted Cash	116	12	(21)	—	107
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	168	30	675	—	873
Cash, Cash Equivalents and Restricted Cash at End of the Period	$284	$42	$654	$—	$980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$457	$(9)	$(336)	$(196)	$(84)
Cash Flows from Investing Activities:
Capital Expenditures	(180)	(41)	(220)	(1)	(442)
Asset Dispositions	—	2	—	—	2
Short Term Securities Acquired	—	—	(30)	—	(30)
Short Term Securities Redeemed	—	—	38	—	38
Capital Contributions and Loans Incurred	(306)	—	(213)	519	—
Capital Redemptions and Loans Paid	69	—	430	(499)	—
Notes Receivable	—	—	—	—	—
Other Transactions	(38)	—	—	—	(38)
Total Cash Flows from Investing Activities	(455)	(39)	5	19	(470)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	575	—	437	—	1,012
Short Term Debt and Overdrafts Paid	(575)	—	(345)	—	(920)
Long Term Debt Incurred	1,605	15	1,924	—	3,544
Long Term Debt Paid	(1,267)	—	(1,666)	—	(2,933)
Common Stock Issued	3	—	—	—	3
Common Stock Repurchased	(100)	—	—	—	(100)
Common Stock Dividends Paid	(67)	—	—	—	(67)
Capital Contributions and Loans Incurred	213	52	254	(519)	—
Capital Redemptions and Loans Paid	(430)	—	(69)	499	—
Intercompany Dividends Paid	—	—	(197)	197	—
Transactions with Minority Interests in Subsidiaries	—	—	(26)	—	(26)
Debt Related Costs and Other Transactions	7	—	(1)	—	6
Total Cash Flows from Financing Activities	(36)	67	311	177	519
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	(2)	(23)	—	(25)
Net Change in Cash, Cash Equivalents and Restricted Cash	(34)	17	(43)	—	(60)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	201	32	877	—	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Period	$167	$49	$834	$—	$1,050

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
Results of Operations
In the second quarter of 2019, challenging macro-economic industry conditions have persisted, including higher raw material costs, a stronger U.S. dollar, lower OE industry volumes, weak market conditions in China, and economic volatility in Latin America, particularly in Brazil.
Our second quarter of 2019 results reflect a 3.9% decrease in tire unit shipments compared to the second quarter of 2018. In the second quarter of 2019, we realized approximately $59 million of cost savings, including raw material cost saving measures of approximately $25 million, which exceeded the impact of general inflation.
Net sales in the second quarter of 2019 were $3,632 million, compared to $3,841 million in the second quarter of 2018. Net sales decreased in the second quarter of 2019 primarily due to unfavorable foreign currency translation, primarily in EMEA and Americas, lower tire unit volumes, and lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix, primarily in EMEA and Americas.
In the second quarter of 2019, Goodyear net income was $54 million, or $0.23 per share, compared to $157 million, or $0.65 per share, in the second quarter of 2018. The decrease in Goodyear net income was primarily driven by lower segment operating income.
Our total segment operating income for the second quarter of 2019 was $219 million, compared to $324 million in the second quarter of 2018. The $105 million decrease in segment operating income was primarily due to higher raw material costs of $56 million, lower tire unit volumes of $32 million, higher selling, administrative and general expense ("SAG") of $16 million, and lower income from other tire-related businesses of $14 million, driven by lower third-party chemical sales in Americas, which more than offset the benefits of improvements in price and product mix of $20 million, primarily in EMEA. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first six months of 2019 were $7,230 million, compared to $7,671 million in the first six months of 2018. Net sales decreased in the first six months of 2019 primarily due to unfavorable foreign currency translation, primarily in EMEA and Americas, lower tire unit volumes, primarily in EMEA and Asia Pacific, and lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix, primarily in EMEA and Americas.
In the first six months of 2019, Goodyear net loss was $7 million, or $0.03 per share, compared to Goodyear net income of $232 million, or $0.96 per share, in the first six months of 2018. The decrease in Goodyear net income was primarily driven by lower segment operating income and higher rationalization charges.
Our total segment operating income for the first six months of 2019 was $409 million, compared to $605 million in the first six months of 2018. The $196 million decrease in segment operating income was primarily due to higher raw material costs of $167 million, lower tire unit volumes of $52 million, lower income from other tire-related businesses of $26 million, driven by lower third-party chemical sales in Americas, and the impact of unfavorable foreign currency translation of $25 million, which more than offset the benefits of improvements in price and product mix of $62 million, primarily in EMEA and Americas. Refer to "Results of Operations — Segment Information” for additional information.
At June 30, 2019, we had $917 million of cash and cash equivalents as well as $2,525 million of unused availability under our various credit agreements, compared to $801 million and $3,151 million, respectively, at December 31, 2018. Cash and cash equivalents increased by $116 million from December 31, 2018 due primarily to net borrowings of $926 million, partially offset by capital expenditures of $401 million, cash used for operating activities of $291 million, and dividends paid of $74 million. Cash used for operating activities reflects cash used for working capital of $733 million which was partially offset by the Company's net income for the period, which included non-cash charges for depreciation and amortization of $389 million and rationalization charges of $107 million. Refer to "Liquidity and Capital Resources" for additional information.

Outlook
In 2019, we expect to continue to experience challenging global industry conditions, including higher raw material costs, foreign currency headwinds, lower OE industry demand, and volatility in emerging markets. We expect to see benefits from the ramp-up of our new Americas manufacturing facility and TireHub, pricing actions that we implemented in 2018 and the first half of 2019, continued strong performance in our sales of 17-inch and above consumer replacement tires, and continuing net cost savings initiatives.
For the full year of 2019, we now expect our raw material costs will be up approximately $275 million compared to 2018, excluding raw material cost saving measures. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended June 30, 2019 and 2018
Net sales in the second quarter of 2019 were $3,632 million, decreasing $209 million, or 5.4%, from $3,841 million in the second quarter of 2018. Goodyear net income was $54 million, or $0.23 per share, in the second quarter of 2019, compared to $157 million, or $0.65 per share, in the second quarter of 2018.
Net sales decreased in the second quarter of 2019, due primarily to unfavorable foreign currency translation of $128 million, primarily in EMEA and Americas, lower tire unit volume of $121 million, and lower sales in other tire-related businesses of $36 million, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix of $76 million, primarily in EMEA and Americas.
Worldwide tire unit sales in the second quarter of 2019 were 37.4 million units, decreasing 1.6 million units, or 3.9%, from 39.0 million units in the second quarter of 2018. OE tire volume decreased 1.4 million units, or 11.1%, primarily due to lower vehicle production. Replacement tire volume decreased 0.2 million units, or 0.8%, primarily in EMEA and Asia Pacific, partially offset by increased volume in Americas.
Cost of goods sold (“CGS”) in the second quarter of 2019 was $2,855 million, decreasing $94 million, or 3.2%, from $2,949 million in the second quarter of 2018. CGS decreased due to foreign currency translation of $96 million, primarily in EMEA and Americas, lower tire unit volume of $89 million, and lower costs in other tire-related businesses of $22 million, driven by lower third-party chemical sales in Americas. These decreases were partially offset by higher raw material costs of $56 million, primarily in Americas and EMEA, and higher costs related to product mix of $56 million.
CGS in the second quarter of 2019 included pension expense of $4 million, compared to $3 million in 2018. CGS in the second quarter of 2019 and 2018 included accelerated depreciation of $1 million ($1 million after-tax and minority). CGS in the second quarter of 2019 and 2018 also included incremental savings from rationalization plans of $2 million and $17 million, respectively. CGS was 78.6% of sales in the second quarter of 2019 compared to 76.8% in the second quarter of 2018.
SAG in the second quarter of 2019 was $586 million, decreasing $2 million, or 0.3%, from $588 million in the second quarter of 2018. SAG decreased primarily due to foreign currency translation of $21 million, partially offset by higher wages and benefits of $11 million, driven by higher incentive compensation, and higher advertising costs of $4 million.
SAG in the second quarter of 2019 included pension expense of $4 million, compared to $5 million in 2018. SAG in the second quarter of 2019 and 2018 also included incremental savings from rationalization plans of $4 million and $9 million, respectively. SAG was 16.1% of sales in the second quarter of 2019, compared to 15.3% in the second quarter of 2018.
We recorded net rationalization charges of $4 million ($3 million after-tax and minority) in the second quarter of 2019 and net rationalization reversals of $2 million ($1 million after-tax and minority) in the second quarter of 2018. Net charges in 2019 primarily related to a proposed plan to modernize two of our tire manufacturing facilities in Germany. The second quarter of 2018 reflects reversals of $7 million for actions no longer needed for their originally intended purpose, partially offset by charges of $5 million primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany.
Interest expense in the second quarter of 2019 was $88 million, increasing $10 million, or 12.8%, from $78 million in the second quarter of 2018. The increase was due to a higher average interest rate of 5.32% in the second quarter of 2019 compared to 4.95%

in the second quarter of 2018, and a higher average debt balance of $6,622 million in the second quarter of 2019 compared to $6,303 million in the second quarter of 2018.
Other Expense in the second quarter of 2019 was $17 million, compared to $45 million in the second quarter of 2018. Other Expense in the second quarter of 2018 included charges of $10 million ($8 million after-tax and minority) for transaction costs related to TireHub, $8 million ($8 million after-tax and minority) for hurricane related expenses, pension settlement charges of $3 million ($2 million after-tax and minority), net gains on asset sales of $2 million ($1 million after-tax and minority), and a benefit of $2 million ($1 million after-tax and minority) related to the recovery of past costs from one of our asbestos insurers.
For the second quarter of 2019, we recorded tax expense of $26 million on income before income taxes of $82 million. Income tax expense for the three months ended June 30, 2019 includes net discrete charges of $6 million ($6 million after minority interest), primarily related to adjusting our deferred tax assets in Luxembourg for a newly enacted tax rate.
In the second quarter of 2018, we recorded income tax expense of $19 million on income before income taxes of $183 million. Income tax expense in the second quarter of 2018 includes discrete benefits of $28 million ($28 million after minority interest). Discrete tax benefits include a benefit of $25 million from recording foreign tax credits on dividends, primarily from subsidiaries in Japan and Singapore, to the United States, and a benefit of $4 million to decrease our provisional tax obligation for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 in the United States.
For further information regarding income taxes, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes, in this Form 10-Q.
Minority shareholders’ net income in the second quarter of 2019 was $2 million, compared to $7 million in 2018.
Six Months Ended June 30, 2019 and 2018
Net sales in the first six months of 2019 were $7,230 million, decreasing $441 million, or 5.7%, from $7,671 million in the first six months of 2018. Goodyear net loss was $7 million, or $0.03 per share, in the first six months of 2019, compared to Goodyear net income of $232 million, or $0.96 per share, in the first six months of 2018.
Net sales decreased in the first six months of 2019, due primarily to unfavorable foreign currency translation of $327 million, primarily in EMEA and Americas, lower tire unit volume of $197 million, primarily in EMEA and Asia Pacific, and lower sales in other tire-related businesses of $78 million, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix of $160 million, primarily in EMEA and Americas.
Worldwide tire unit sales in the first six months of 2019 were 75.4 million units, decreasing 2.6 million units, or 3.3%, from 78.0 million units in the first six months of 2018. OE tire volume decreased 2.1 million units, or 9.2%, primarily due to lower vehicle production. Replacement tire volume decreased 0.5 million units, or 0.8%, primarily in Asia Pacific and EMEA, partially offset by increased volume in Americas.
CGS in the first six months of 2019 was $5,734 million, decreasing $191 million, or 3.2%, from $5,925 million in the first six months of 2018. CGS decreased due to foreign currency translation of $254 million, primarily in EMEA and Americas, lower tire unit volume of $145 million, primarily in EMEA and Asia Pacific, and lower costs in other tire-related businesses of $52 million, driven by lower third-party chemical sales in Americas. These decreases were partially offset by higher raw material costs of $167 million, primarily in Americas and EMEA, and higher costs related to product mix of $98 million.
CGS in the first six months of 2019 included pension expense of $8 million, compared to $7 million in 2018. CGS in the first six months of 2019 and 2018 also included accelerated depreciation of $1 million ($1 million after-tax and minority) and $2 million ($1 million after-tax and minority), respectively. CGS in the first six months of 2019 and 2018 also included incremental savings from rationalization plans of $3 million and $30 million, respectively. CGS was 79.3% of sales in the first six months of 2019 compared to 77.2% in the first six months of 2018.
SAG in the first six months of 2019 was $1,133 million, decreasing $46 million, or 3.9%, from $1,179 million in the first six months of 2018. SAG decreased primarily due to foreign currency translation of $48 million, primarily in EMEA.
SAG in the first six months of 2019 included pension expense of $8 million, compared to $9 million in 2018. SAG in the first six months of 2019 and 2018 also included incremental savings from rationalization plans of $10 million and $18 million, respectively. SAG was 15.7% of sales in the first six months of 2019, compared to 15.4% in the first six months of 2018.
We recorded net rationalization charges of $107 million ($90 million after-tax and minority) in the first six months of 2019 and $35 million ($25 million after-tax and minority) in the first six months of 2018. In the first six months of 2019, we recorded charges of $103 million for rationalization actions initiated during 2019, which primarily related to a proposed plan to modernize two of our tire manufacturing facilities in Germany and a plan to reduce manufacturing headcount and improve operating efficiency in Americas. We also recorded $4 million related to prior year plans. In the first six months of 2018, we recorded charges of $32 million for rationalization actions initiated during 2018, which primarily related to a global plan to reduce SAG headcount and a plan to improve operating efficiency in EMEA. We also recorded charges of $15 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and reversals of $12 million for actions no longer needed for their originally intended purpose.
Interest expense in the first six months of 2019 was $173 million, increasing $19 million, or 12.3%, from $154 million in the first six months of 2018. The increase was due to a higher average interest rate of 5.42% in the first six months of 2019 compared to 5.01% in the first six months of 2018, and a higher average debt balance of $6,379 million in the first six months of 2019 compared to $6,149 million in the first six months of 2018.
Other Expense in the first six months of 2019 was $39 million, compared to $82 million in the first six months of 2018. Other Expense in the first six months of 2019 included gains on asset sales of $6 million ($5 million after-tax and minority), charges of $5 million ($4 million after-tax and minority) for legal claims related to discontinued products, and a net gain on insurance recoveries of $3 million ($3 million after-tax and minority) related to Hurricanes Harvey and Irma. Other Expense for the first six months of 2018 included charges of $14 million ($11 million after-tax and minority) for transaction costs related to TireHub, $11 million ($11 million after-tax and minority) for hurricane related expenses, $9 million ($7 million after-tax and minority) related to a one-time expense from the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory, pension settlement charges of $3 million ($2 million after-tax and minority), and a benefit of $2 million ($1 million after-tax and minority) related to the recovery of past costs from one of our asbestos insurers.
In the first six months of 2019, we recorded income tax expense of $32 million on income before income taxes of $44 million. Income tax expense for the six months ended June 30, 2019 includes net discrete charges of $13 million ($12 million after minority interest). The net discrete tax charge includes a second quarter charge of $6 million related to adjusting our deferred tax assets in Luxembourg for a newly enacted tax rate and various first quarter net discrete charges of $7 million.
In the first six months of 2018, we recorded income tax expense of $52 million on income before income taxes of $296 million. Income tax expense for the six months ended June 30, 2018 includes net discrete benefits of $21 million ($21 million after minority interest). Net discrete tax benefits include a second quarter benefit of $25 million from recording foreign tax credits on dividends, primarily from subsidiaries in Japan and Singapore, to the United States, and a first quarter charge of $7 million and a second quarter benefit of $4 million to adjust our provisional tax obligation for the one-time transition tax imposed by the Tax Act.
On January 15, 2019, the IRS finalized regulations that govern the transition tax. There was no material impact on our financial statements as a consequence of the final regulations.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the six months ended June 30, 2019 and June 30, 2018, primarily relates to the discrete items noted above and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act.
At June 30, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $113 million, primarily related to deferred tax assets for foreign tax credits, and our valuation allowance on our foreign deferred tax assets was $233 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million, and our valuation allowance on our foreign deferred tax assets was $204 million.
For the six months ending June 30, 2019, changes to our unrecognized tax benefits did not, and for the full year of 2019 are not expected to, have a significant impact on our financial position or results of operations.
For further information regarding income taxes, including the realizability of our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes, in this Form 10-Q.
Minority shareholders’ net income in the first six months of 2019 was $19 million, compared to $12 million in 2018. The increase primarily relates to a $17 million indirect tax item in EMEA during the first quarter of 2019.
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
Total segment operating income in the second quarter of 2019 was $219 million, decreasing $105 million, or 32.4%, from $324 million in the second quarter of 2018. Total segment operating margin (segment operating income divided by segment sales) in the second quarter of 2019 was 6.0%, compared to 8.4% in the second quarter of 2018. Total segment operating income in the first six months of 2019 was $409 million, decreasing $196 million, or 32.4%, from $605 million in the first six months of 2018. Total segment operating margin in the first six months of 2019 was 5.7%, compared to 7.9% in the first six months of 2018.
Americas

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2019	2018	Change	Change	2019	2018	Change	Change
Tire Units	17.1	17.3	(0.2)	(1.4)%	33.8	34.0	(0.2)	(0.7)%
Net Sales	$1,971	$2,018	$(47)	(2.3)%	$3,847	$3,947	$(100)	(2.5)%
Operating Income	134	154	(20)	(13.0)%	223	281	(58)	(20.6)%
Operating Margin	6.8%	7.6%			5.8%	7.1%
Three Months Ended June 30, 2019 and 2018
Americas unit sales in the second quarter of 2019 decreased 0.2 million units, or 1.4%, to 17.1 million units. OE tire volume decreased 0.4 million units, or 9.1%, primarily in our consumer business in the United States, driven by lower vehicle production and our OE selectivity strategy. Replacement tire volume increased 0.2 million units, or 1.2%, primarily due to a 4.2% increase in our consumer business in the United States driven by growth in 17-inch and above rim size tires, primarily through our retailers.
Net sales in the second quarter of 2019 were $1,971 million, decreasing $47 million, or 2.3%, from $2,018 million in the second quarter of 2018. The decrease in net sales was driven by unfavorable foreign currency translation of $31 million, primarily related to the Argentine peso and the Brazilian real, lower sales in other tire-related businesses of $25 million, primarily driven by a decrease in third-party sales of chemical products, and lower tire volume of $21 million. These decreases were partially offset by improvements in price and product mix of $30 million, primarily due to the impact of higher raw material costs on pricing.
Operating income in the second quarter of 2019 was $134 million, decreasing $20 million, or 13.0%, from $154 million in the second quarter of 2018. The decrease in operating income was due to higher raw material costs of $31 million, lower income in other tire-related businesses of $10 million, primarily driven by a decrease in third-party sales of chemical products, higher SAG of $5 million, primarily related to higher incentive compensation, higher transportation expense of $5 million, and lower tire volume of $4 million. These decreases in operating income were partially offset by lower conversion costs of $19 million, primarily due to the benefit of increased tire production on overhead absorption, lower start-up costs of $11 million associated with our new plant in San Luis Potosi, Mexico, and improvements in price and product mix of $4 million. Price and product mix improvements include TireHub equity losses of $15 million.
Operating income in the second quarter of 2019 excluded rationalization charges of $2 million. Operating income in the second quarter of 2018 excluded net gains on asset sales of $2 million.
Six Months Ended June 30, 2019 and 2018
Americas unit sales in the first six months of 2019 decreased 0.2 million units, or 0.7%, to 33.8 million units. OE tire volume decreased 0.7 million units, or 8.7%, primarily in our consumer business in the United States, driven by lower vehicle production and our OE selectivity strategy. Replacement tire volume increased 0.5 million units, or 2.1%, primarily due to a 5.1% increase in our consumer business in the United States driven by growth in 17-inch and above rim size tires, primarily through our retailers.
Net sales in the first six months of 2019 were $3,847 million, decreasing $100 million, or 2.5%, from $3,947 million in the first six months of 2018. The decrease in net sales was driven by unfavorable foreign currency translation of $80 million, primarily related to the Brazilian real and Argentine peso, lower sales in other tire-related businesses of $66 million, primarily driven by a decrease in third-party sales of chemical products, and lower tire volume of $21 million. These decreases were partially offset by improvements in price and product mix of $66 million, primarily due to the impact of higher raw material costs on pricing.
Operating income in the first six months of 2019 was $223 million, decreasing $58 million, or 20.6%, from $281 million in the first six months of 2018. The decrease in operating income was due to higher raw material costs of $98 million, lower income in other tire-related businesses of $24 million, primarily driven by a decrease in third-party sales of chemical products, unfavorable foreign currency translation of $6 million, higher transportation expense of $6 million, and lower tire volume of $4 million. These decreases in operating income were partially offset by lower conversion costs of $35 million, primarily due to the benefit of increased tire production on overhead absorption, improvements in price and product mix of $24 million, and lower start-up costs of $18 million associated with our new plant in San Luis Potosi, Mexico. Price and product mix improvements include TireHub equity losses of $25 million.
Operating income in the first six months of 2019 excluded rationalization charges of $9 million. Operating income in the first six months of 2018 excluded rationalization charges of $3 million and net gains on asset sales of $2 million.
Europe, Middle East and Africa

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2019	2018	Change	Change	2019	2018	Change	Change
Tire Units	13.3	14.2	(0.9)	(6.0)%	27.6	28.9	(1.3)	(4.3)%
Net Sales	$1,141	$1,260	$(119)	(9.4)%	$2,362	$2,590	$(228)	(8.8)%
Operating Income	44	100	(56)	(56.0)%	98	178	(80)	(44.9)%
Operating Margin	3.9%	7.9%			4.1%	6.9%
Three Months Ended June 30, 2019 and 2018
Europe, Middle East and Africa unit sales in the second quarter of 2019 decreased 0.9 million units, or 6.0%, to 13.3 million units. OE tire volume decreased 0.6 million units, or 12.7%, primarily in our consumer business, driven by lower vehicle production and our exit of declining, less profitable market segments. Replacement tire volume decreased 0.3 million units, or 3.2%, primarily due to lower consumer replacement volumes driven by decreased industry demand.
Net sales in the second quarter of 2019 were $1,141 million, decreasing $119 million, or 9.4%, from $1,260 million in the second quarter of 2018. Net sales decreased primarily due to unfavorable foreign currency translation of $79 million, driven by the weakening of the euro, Turkish lira and South African rand, lower tire unit volume of $71 million, and lower sales in other tire-related businesses of $7 million. These decreases were partially offset by improvements in price and product mix of $39 million, driven by our continued focus on 17-inch and above rim size consumer tires.
Operating income in the second quarter of 2019 was $44 million, decreasing $56 million, or 56.0%, from $100 million in the second quarter of 2018. Operating income decreased due to lower tire unit volume of $20 million, higher raw material costs of $17 million, unfavorable foreign currency translation of $8 million, higher SAG of $8 million, primarily due to inflation, higher conversion costs of $6 million, and lower earnings in other tire-related businesses of $3 million, mainly related to the retread and motorcycle businesses. These decreases in operating income were partially offset by improvements in price and product mix of $20 million. SAG and conversion costs included incremental savings from rationalization plans of $4 million and $2 million, respectively.
Operating income in the second quarter of 2019 excluded net rationalization charges of $2 million, accelerated depreciation of $1 million and net gains on asset sales of $1 million. Operating income in the second quarter of 2018 excluded net rationalization reversals of $1 million and accelerated depreciation of $1 million.
Six Months Ended June 30, 2019 and 2018
Europe, Middle East and Africa unit sales in the first six months of 2019 decreased 1.3 million units, or 4.3%, to 27.6 million units. Replacement tire volume decreased 0.7 million units, or 3.3%, primarily due to lower consumer replacement volumes driven by decreased industry demand. OE tire volume decreased 0.6 million units, or 6.6%, primarily in our consumer business, driven by lower vehicle production and our exit of declining, less profitable market segments.
Net sales in the first six months of 2019 were $2,362 million, decreasing $228 million, or 8.8%, from $2,590 million in the first six months of 2018. Net sales decreased primarily due to unfavorable foreign currency translation of $201 million, driven by the weakening of the euro, Turkish lira and South African rand, and lower tire unit volume of $102 million. These decreases were partially offset by improvements in price and product mix of $80 million, driven by increases in commercial tire sales and our continued focus on 17-inch and above rim size consumer tires.
Operating income in the first six months of 2019 was $98 million, decreasing $80 million, or 44.9%, from $178 million in the first six months of 2018. Operating income decreased due to higher raw material costs of $46 million, lower tire unit volume of $27 million, unfavorable foreign currency translation of $14 million, higher transportation costs of $10 million, higher SAG of $10 million, primarily due to inflation, and higher conversion costs of $5 million. These decreases in operating income were partially offset by improvements in price and product mix of $45 million. SAG and conversion costs included incremental savings from rationalization plans of $9 million and $2 million, respectively.

Operating income in the first six months of 2019 excluded net rationalization charges of $98 million, net gains on asset sales of $6 million and accelerated depreciation of $1 million. Operating income in the first six months of 2018 excluded net rationalization charges of $26 million, net losses on asset sales of $2 million and accelerated depreciation of $2 million.
Asia Pacific

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent				Percent
(In millions)	2019	2018	Change	Change	2019	2018	Change	Change
Tire Units	7.0	7.5	(0.5)	(5.7)%	14.0	15.1	(1.1)	(7.2)%
Net Sales	$520	$563	$(43)	(7.6)%	$1,021	$1,134	$(113)	(10.0)%
Operating Income	41	70	(29)	(41.4)%	88	146	(58)	(39.7)%
Operating Margin	7.9%	12.4%			8.6%	12.9%
Three Months Ended June 30, 2019 and 2018
Asia Pacific unit sales in the second quarter of 2019 decreased 0.5 million units, or 5.7%, to 7.0 million units. OE tire volume decreased 0.4 million units, or 11.9%, primarily in our consumer business in China and India due to lower vehicle production. Replacement tire volume decreased 0.1 million units, or 1.2%, primarily in our consumer business in China.
Net sales in the second quarter of 2019 were $520 million, decreasing $43 million, or 7.6%, from $563 million in the second quarter of 2018. Net sales decreased due to lower tire unit volume of $29 million and unfavorable foreign currency translation of $18 million, primarily related to the weakening of the Chinese yuan, Australian dollar and Indian rupee. These decreases were partially offset by improvements in price and product mix of $7 million.
Operating income in the second quarter of 2019 was $41 million, decreasing $29 million, or 41.4%, from $70 million in the second quarter of 2018. Operating income decreased due to lower tire unit volume of $8 million, higher raw material costs of $8 million, higher conversion costs of $5 million, primarily due to the impact of lower tire production on overhead absorption, unfavorable price and product mix of $4 million, higher SAG of $3 million, and unfavorable foreign currency translation of $2 million, primarily related to the weakening of the Chinese yuan.
Six Months Ended June 30, 2019 and 2018
Asia Pacific unit sales in the first six months of 2019 decreased 1.1 million units, or 7.2%, to 14.0 million units. OE tire volume decreased 0.8 million units, or 13.2%, primarily in our consumer business in China and India due to lower vehicle production. Replacement tire volume decreased 0.3 million units, or 2.8%, primarily in our consumer business in China.
Net sales in the first six months of 2019 were $1,021 million, decreasing $113 million, or 10.0%, from $1,134 million in the first six months of 2018. Net sales decreased due to lower tire unit volume of $74 million and unfavorable foreign currency translation of $46 million, primarily related to the weakening of the Chinese yuan, Australian dollar and Indian rupee. These decreases were partially offset by improvements in price and product mix of $14 million.
Operating income in the first six months of 2019 was $88 million, deceasing $58 million, or 39.7%, from $146 million, in the first six months of 2018. Operating income decreased due to higher raw material costs of $23 million, lower tire unit volume of $21 million, and higher conversion costs of $16 million, primarily due to the impact of lower tire production on overhead absorption. These decreases in operating income were partially offset by lower SAG of $6 million, primarily due to lower advertising costs and lower wages and benefits.
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
At June 30, 2019, we had $917 million in cash and cash equivalents, compared to $801 million at December 31, 2018. For the six months ended June 30, 2019, net cash used by operating activities was $291 million, primarily driven by cash used for working capital of $733 million, rationalization payments of $33 million and pension contributions and direct payments $32 million. These decreases in cash were partially offset by cash derived from net income of $12 million, which includes non-cash charges of $389 million for depreciation and amortization and $107 million for rationalization charges. Net cash used in investing activities was $419 million, primarily reflecting capital expenditures of $401 million. Net cash provided by financing activities was $811 million, primarily due to net borrowings of $926 million, partially offset by cash used for dividends of $74 million.
At June 30, 2019, we had $2,525 million of unused availability under our various credit agreements, compared to $3,151 million at December 31, 2018. The table below presents unused availability under our credit facilities at those dates:

	June 30,	December 31,
(In millions)	2019	2018
First lien revolving credit facility	$1,246	$1,633
European revolving credit facility	690	629
Chinese credit facilities	239	199
Mexican credit facilities	—	140
Other domestic and international debt	93	221
Notes payable and overdrafts	257	329
	$2,525	$3,151
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
We expect our 2019 cash flow needs to include capital expenditures of approximately $850 million to $875 million. We also expect interest expense to be approximately $350 million, restructuring payments to be approximately $50 million, dividends on our common stock to be approximately $150 million, and contributions to our funded non-U.S. pension plans to be approximately $25 million to $50 million. We expect working capital to be a use of cash of less than $100 million in 2019. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2019 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At June 30, 2019, approximately $651 million of net assets, including $105 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used by operating activities was $291 million in the first six months of 2019, increasing $207 million compared to net cash used by operating activities of $84 million in the first six months of 2018.
The increase in net cash used by operating activities was primarily due to an increase in cash used for working capital of $289 million and a decrease in operating income from our SBUs of $196 million, partially offset by lower cash payments for rationalizations of $98 million, primarily due to cash payments made during 2018 related to the closure of our tire manufacturing facility in Philippsburg, Germany, and lower cash payments for incentive compensation of $57 million.
The increase in cash used for working capital primarily related to Accounts Payable — Trade. Accounts Payable — Trade decreased during the first six months of 2019 as compared to an increase during the first six months of 2018, resulting in a year-over-year use of cash of $308 million. That use of cash was primarily driven by raw material prices which moderated during the first half of 2019 compared to increasing prices during the first half of 2018, as well as the impact of lower production levels during the second quarter of 2019, primarily in Asia Pacific.
Investing Activities
Net cash used by investing activities was $419 million in the first six months of 2019, compared to $470 million in the first six months of 2018. Capital expenditures were $401 million in the first six months of 2019, compared to $442 million in the first six months of 2018. Beyond expenditures required to sustain our facilities, capital expenditures in 2019 and 2018 primarily related to investments in additional 17-inch and above capacity around the world.
Financing Activities
Net cash provided by financing activities was $811 million in the first six months of 2019, compared to net cash provided by financing activities of $519 million in the first six months of 2018. Financing activities in 2019 included net borrowings of $926 million, which were partially offset by dividends on our common stock of $74 million. Financing activities in 2018 included net borrowings of $703 million, which were partially offset by common stock repurchases of $100 million and dividends on our common stock of $67 million.
Credit Sources
In aggregate, we had total credit arrangements of $9,098 million available at June 30, 2019, of which $2,525 million were unused, compared to $8,971 million available at December 31, 2018, of which $3,151 million were unused. At June 30, 2019, we had long term credit arrangements totaling $8,345 million, of which $2,268 million were unused, compared to $8,212 million and $2,822 million, respectively, at December 31, 2018. At June 30, 2019, we had short term committed and uncommitted credit arrangements totaling $753 million, of which $257 million were unused, compared to $759 million and $329 million, respectively, at December 31, 2018. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At June 30, 2019 and December 31, 2018, we had $3,314 million of outstanding notes.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of June 30, 2019, our borrowing base, and therefore our availability, under the facility was $287 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At June 30, 2019, we had $430 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2018, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
At June 30, 2019, we had $343 million in letters of credit issued under bilateral letter of credit agreements.
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
At June 30, 2019 and December 31, 2018, the amounts outstanding under this facility were $400 million.

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
At June 30, 2019, there were $100 million (€88 million) of borrowings outstanding under the German tranche, $120 million (€105 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2018, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
At June 30, 2019, the amounts available and utilized under this program totaled $266 million (€234 million). At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first six months of 2019. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At June 30, 2019, the gross amount of receivables sold was $582 million, compared to $568 million at December 31, 2018.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at June 30, 2019 and December 31, 2018.
Further Information
After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates

Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. Additionally, the International Swaps and Derivatives Association, Inc. launched a consultation on technical issues related to new benchmark fallbacks for derivative contracts that reference certain interbank offered rates, including LIBOR.  We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. We are in the process of evaluating our financing obligations and other contracts that refer to LIBOR. Our second lien term loan facility and our European revolving credit facility, which constitute the most significant of our LIBOR-based debt obligations that mature after 2021, contain “fallback” provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. Our first lien revolving credit facility matures in 2021 and we have not issued any long term floating rate notes. Our first lien revolving credit facility and second lien term loan facility also contain express provisions for the use, at our option, of an alternative base rate (the higher of (a) the prime rate, (b) the federal funds effective rate or the overnight bank funding rate plus 50 basis points or (c) LIBOR plus 100 basis points). We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, please refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10‑K") and Note to the Consolidated Financial Statements No. 9, Financing Arrangements and Derivative Financial Instruments, in this Form 10-Q.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of June 30, 2019, our availability under this facility of $1,246 million, plus our Available Cash of $284 million, totaled $1,530 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At June 30, 2019, we were in compliance with this financial covenant.
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
At June 30, 2019, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first six months of 2019, we paid cash dividends of $74 million on our common stock. This amount excludes dividends earned on stock based compensation plans of $1 million for the first six months of 2019. On July 12, 2019, the Board of Directors (or duly authorized committee thereof) declared cash dividends $0.16 per share of common stock, or approximately $37 million in the aggregate. The dividend will be paid on September 3, 2019 to stockholders of record as of the close of business on August 1, 2019. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first six months of 2019, we did not repurchase any common stock. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate. We do not expect to make a significant amount of share repurchases in 2019.
The restrictions imposed by our credit facilities and indentures did not affect our ability to pay the dividends on or repurchase our capital stock as described above, and are not expected to affect our ability to pay similar dividends or make similar repurchases in the future.
Asset Dispositions
The restrictions on asset sales imposed by our material indebtedness have not affected our ability to divest non-core businesses, and those divestitures have not affected our ability to comply with those restrictions.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At June 30, 2019, 42% of our debt was at variable interest rates averaging 4.68%.
The following table presents information about long term fixed rate debt, excluding finance leases, at June 30, 2019:

(In millions)
Carrying amount — liability	$3,409
Fair value — liability	3,420
Pro forma fair value — liability	3,526
The pro forma information assumes a 100 basis point decrease in market interest rates at June 30, 2019, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at June 30, 2019:

(In millions)
Fair value — asset (liability)	$(1)
Pro forma decrease in fair value	(190)
Contract maturities	7/19-6/21
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at June 30, 2019, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at June 30, 2019 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$14
Other current liabilities	(16)

Long term asset (liability):
Other assets	$1
Other long term liabilities	—

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented new internal controls during the first quarter of 2019 to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on January 1, 2019.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2018, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 43,100 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first six months of 2019, approximately 800 new claims were filed against us and approximately 3,800 were settled or dismissed. The amount expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the second quarter and the first six months of 2019 was $9 million and $11 million, respectively. At June 30, 2019, there were approximately 40,100 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2018 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2018 Form 10-K for a discussion of our risk factors.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data File

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	XBRL Taxonomy Extension Schema Document.	101.SCH

	XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	July 26, 2019	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)