Form 10-Q
period 2019-09-30
GOODYEAR TIRE & RUBBER CO /OH/
filed 2019-10-25
CIK 42582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock, Without Par Value, Outstanding at September 30, 2019:	232,563,509

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
EX-32.1
EX-101.INS INSTANCE DOCUMENT
EX-101.SCH SCHEMA DOCUMENT
EX-101.CAL CALCULATION LINKBASE DOCUMENT
EX-101.DEF DEFINITION LINKBASE DOCUMENT
EX-101.LAB LABELS LINKBASE DOCUMENT
EX-101.PRE PRESENTATION LINKBASE DOCUMENT
EX-104

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net Sales (Note 2)	$3,802	$3,928	$11,032	$11,599
Cost of Goods Sold	2,965	3,028	8,699	8,953
Selling, Administrative and General Expense	572	553	1,705	1,732
Rationalizations (Note 3)	21	5	128	40
Interest Expense	88	82	261	236
Other (Income) Expense (Note 4)	35	(253)	74	(171)
Income before Income Taxes	121	513	165	809
United States and Foreign Tax Expense (Note 5)	31	159	63	211
Net Income	90	354	102	598
Less: Minority Shareholders’ Net Income	2	3	21	15
Goodyear Net Income	$88	$351	$81	$583
Goodyear Net Income — Per Share of Common Stock
Basic	$0.38	$1.49	$0.35	$2.45
Weighted Average Shares Outstanding (Note 6)	233	236	233	238
Diluted	$0.38	$1.48	$0.35	$2.42
Weighted Average Shares Outstanding (Note 6)	234	238	234	241
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net Income	$90	$354	$102	$598
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of ($1) and $3 in 2019 ($0 and ($8) in 2018)	(96)	(86)	(82)	(235)
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $8 and $24 in 2019 ($8 and $24 in 2018)	26	26	78	79
(Increase)/Decrease in net actuarial losses, net of tax of ($3) and $1 in 2019 (($4) and $2 in 2018)	(11)	(20)	2	(1)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $0 and $0 in 2019 ($2 and $4 in 2018)	—	9	—	13
Prior service (cost) credit from plan amendments, net of tax of $0 and $0 in 2019 ($0 and $0 in 2018)	—	—	(1)	—
Deferred derivative gains (losses), net of tax of $4 and $4 in 2019 ($1 and $3 in 2018)	10	—	14	6
Reclassification adjustment for amounts recognized in income, net of tax of $0 and ($1) in 2019 ($0 and $2 in 2018)	(3)	1	(8)	6
Other Comprehensive Income (Loss)	(74)	(70)	3	(132)
Comprehensive Income	16	284	105	466
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	(1)	(6)	21	(10)
Goodyear Comprehensive Income	$17	$290	$84	$476
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions, except share data)	2019	2018
Assets:
Current Assets:
Cash and Cash Equivalents	$868	$801
Accounts Receivable, less Allowance — $114 ($113 in 2018)	2,748	2,030
Inventories:
Raw Materials	546	569
Work in Process	155	152
Finished Products	2,264	2,135
	2,965	2,856
Prepaid Expenses and Other Current Assets	280	238
Total Current Assets	6,861	5,925
Goodwill	550	569
Intangible Assets	134	136
Deferred Income Taxes (Note 5)	1,839	1,847
Other Assets	1,055	1,136
Operating Lease Right-of-Use Assets (Note 8)	828	—
Property, Plant and Equipment, less Accumulated Depreciation — $10,457 ($10,161 in 2018)	7,032	7,259
Total Assets	$18,299	$16,872

Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,651	$2,920
Compensation and Benefits (Notes 11 and 12)	539	471
Other Current Liabilities	690	737
Notes Payable and Overdrafts (Note 9)	486	410
Operating Lease Liabilities due Within One Year (Note 8)	197	—
Long Term Debt and Finance Leases due Within One Year (Notes 8 and 9)	610	243
Total Current Liabilities	5,173	4,781
Operating Lease Liabilities (Note 8)	642	—
Long Term Debt and Finance Leases (Notes 8 and 9)	5,580	5,110
Compensation and Benefits (Notes 11 and 12)	1,244	1,345
Deferred Income Taxes (Note 5)	91	95
Other Long Term Liabilities	534	471
Total Liabilities	13,264	11,802
Commitments and Contingent Liabilities (Note 13)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 233 and 232 million in 2019 and 2018	233	232
Capital Surplus	2,132	2,111
Retained Earnings	6,543	6,597
Accumulated Other Comprehensive Loss	(4,073)	(4,076)
Goodyear Shareholders’ Equity	4,835	4,864
Minority Shareholders’ Equity — Nonredeemable	200	206
Total Shareholders’ Equity	5,035	5,070
Total Liabilities and Shareholders’ Equity	$18,299	$16,872
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
Comprehensive income:
Net income (loss)				(7)		(7)	19	12
Foreign currency translation (net of tax of $4)					11	11	3	14
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $16)					52	52		52
Decrease in net actuarial losses (net of tax of $4)					13	13		13
Prior service costs from plan amendments (net of tax of $0)					(1)	(1)		(1)
Deferred derivative gains (net of tax of $0)					4	4		4
Reclassification adjustment for amounts recognized in income (net of tax of ($1))					(5)	(5)		(5)
Other comprehensive income						74	3	77
Total comprehensive income						67	22	89
Adoption of new accounting standards update				(23)		(23)		(23)
Stock-based compensation plans			13			13		13
Dividends declared				(75)		(75)	(4)	(79)
Common stock issued from treasury	350,127	1	(1)
Purchase of minority shares			1			1	(22)	(21)
Balance at June 30, 2019
(after deducting 45,942,257 common treasury shares)	232,521,170	$233	$2,124	$6,492	$(4,002)	$4,847	$202	$5,049
Comprehensive income (loss):
Net income				88		88	2	90
Foreign currency translation (net of tax of ($1))					(93)	(93)	(3)	(96)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Increase in net actuarial losses (net of tax of ($3))					(11)	(11)		(11)
Deferred derivative gains (net of tax of $4)					10	10		10
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(3)	(3)		(3)
Other comprehensive loss						(71)	(3)	(74)
Total comprehensive income (loss)						17	(1)	16
Stock-based compensation plans			8			8		8
Dividends declared				(37)		(37)	(1)	(38)
Common stock issued from treasury	42,339
Balance at September 30, 2019
(after deducting 45,899,918 common treasury shares)	232,563,509	$233	$2,132	$6,543	$(4,073)	$4,835	$200	$5,035
We declared and paid cash dividends of $0.16 and $0.48 per Common Share for the three and nine months ended September 30, 2019, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
Comprehensive income (loss):
Net income				232		232	12	244
Foreign currency translation (net of tax of ($8))					(133)	(133)	(16)	(149)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $16)					53	53		53
Decrease in net actuarial losses (net of tax of $6)					19	19		19
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $2)					4	4		4
Deferred derivative gains (net of tax of $2)					6	6		6
Reclassification adjustment for amounts recognized in income (net of tax of $2)					5	5		5
Other comprehensive loss						(46)	(16)	(62)
Total comprehensive income (loss)						186	(4)	182
Adoption of new accounting standards updates				(1)		(1)		(1)
Stock-based compensation plans			8			8		8
Repurchase of common stock	(3,851,092)	(4)	(96)			(100)		(100)
Dividends declared				(67)		(67)	(7)	(74)
Common stock issued from treasury	712,235	1	2			3		3
Purchase of minority shares			5			5	(29)	(24)
Balance at June 30, 2018
(after deducting 41,447,682 common treasury shares)	237,015,745	$237	$2,214	$6,208	$(4,022)	$4,637	$207	$4,844
Comprehensive income (loss):
Net income				351		351	3	354
Foreign currency translation (net of tax of $0)					(77)	(77)	(9)	(86)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $8)					26	26		26
Increase in net actuarial losses (net of tax of ($4))					(20)	(20)		(20)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $2)					9	9		9
Deferred derivative gains (net of tax of $1)					—	—		—
Reclassification adjustment for amounts recognized in income (net of tax of $0)					1	1		1
Other comprehensive loss						(61)	(9)	(70)
Total comprehensive income (loss)						290	(6)	284
Stock-based compensation plans			6			6		6
Repurchase of common stock	(4,188,492)	(4)	(96)			(100)		(100)
Dividends declared				(34)		(34)	(1)	(35)
Common stock issued from treasury	182,793		1			1		1
Balance at September 30, 2018
(after deducting 45,453,381 common treasury shares)	233,010,046	$233	$2,125	$6,525	$(4,083)	$4,800	$200	$5,000
We declared and paid cash dividends of $0.14 and $0.42 per Common Share for the three and nine months ended September 30, 2018, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Cash Flows from Operating Activities:
Net Income	$102	$598
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and Amortization	584	589
Amortization and Write-Off of Debt Issuance Costs	12	11
Provision for Deferred Income Taxes	(33)	59
Net Pension Curtailments and Settlements	1	13
Net Rationalization Charges (Note 3)	128	40
Rationalization Payments	(46)	(151)
Net (Gains) Losses on Asset Sales (Note 4)	(5)	(1)
Gain on TireHub Transaction, Net of Transaction Costs (Note 4)	—	(273)
Operating Lease Expense (Note 8)	221	—
Operating Lease Payments (Note 8)	(201)	—
Pension Contributions and Direct Payments	(51)	(56)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	(785)	(807)
Inventories	(166)	(254)
Accounts Payable — Trade	(110)	235
Compensation and Benefits	129	7
Other Current Liabilities	16	(119)
Other Assets and Liabilities	65	85
Total Cash Flows from Operating Activities	(139)	(24)
Cash Flows from Investing Activities:
Capital Expenditures	(561)	(615)
Asset Dispositions (Note 4)	2	2
Short Term Securities Acquired	(73)	(61)
Short Term Securities Redeemed	67	61
Notes Receivable	(7)	(50)
Other Transactions	(12)	(1)
Total Cash Flows from Investing Activities	(584)	(664)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,451	1,458
Short Term Debt and Overdrafts Paid	(1,357)	(1,267)
Long Term Debt Incurred	4,797	4,704
Long Term Debt Paid	(3,941)	(3,992)
Common Stock Issued	1	4
Common Stock Repurchased (Note 14)	—	(200)
Common Stock Dividends Paid (Note 14)	(111)	(100)
Transactions with Minority Interests in Subsidiaries	(26)	(27)
Debt Related Costs and Other Transactions	(25)	(3)
Total Cash Flows from Financing Activities	789	577
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(13)	(37)
Net Change in Cash, Cash Equivalents and Restricted Cash	53	(148)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	873	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Period	$926	$962
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
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2019.
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
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	September 30,
(In millions)	2019	2018
Cash and Cash Equivalents	$868	$896
Restricted Cash	58	66
Total Cash, Cash Equivalents and Restricted Cash	$926	$962

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. NET SALES
The following tables show disaggregated net sales from contracts with customers by major source:

	Three Months Ended September 30, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,624	$1,109	$500	$3,233
Other tire and related sales	185	82	25	292
Retail services and service related sales	136	12	23	171
Chemical sales	99	—	—	99
Other	5	2	—	7
Net Sales by reportable segment	$2,049	$1,205	$548	$3,802

	Three Months Ended September 30, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$1,638	$1,197	$479	$3,314
Other tire and related sales	175	86	32	293
Retail services and service related sales	145	6	19	170
Chemical sales	146	—	—	146
Other	3	1	1	5
Net Sales by reportable segment	$2,107	$1,290	$531	$3,928

	Nine Months Ended September 30, 2019
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$4,658	$3,264	$1,425	$9,347
Other tire and related sales	496	272	87	855
Retail services and service related sales	406	27	55	488
Chemical sales	322	—	—	322
Other	14	4	2	20
Net Sales by reportable segment	$5,896	$3,567	$1,569	$11,032

	Nine Months Ended September 30, 2018
		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$4,693	$3,565	$1,508	$9,766
Other tire and related sales	488	282	94	864
Retail services and service related sales	426	28	60	514
Chemical sales	437	—	—	437
Other	10	5	3	18
Net Sales by reportable segment	$6,054	$3,880	$1,665	$11,599

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
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $32 million and $39 million at September 30, 2019 and December 31, 2018, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $30 million and $39 million at September 30, 2019 and December 31, 2018, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
The following table presents the balance of deferred revenue related to contracts with customers, and changes during the nine months ended September 30, 2019:

(In millions)
Balance at December 31, 2018	$78
Revenue deferred during period	112
Revenue recognized during period	(128)
Impact of foreign currency translation	—
Balance at September 30, 2019	$62

NOTE 3. COSTS ASSOCIATED WITH RATIONALIZATION PROGRAMS
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.
The following table shows the roll-forward of our liability between periods:

	Associate-
(In millions)	Related Costs	Other Exit Costs	Total
Balance at December 31, 2018	$80	$1	$81
2019 Charges	117	14	131
Incurred, including net Foreign Currency Translation of $(6) million and $0 million, respectively	(38)	(14)	(52)
Reversed to the Statement of Operations	(3)	—	(3)
Balance at September 30, 2019	$156	$1	$157

On March 18, 2019, we approved a plan to modernize two of our tire manufacturing facilities in Germany. The plan is in furtherance of our strategy to strengthen the competitiveness of our manufacturing footprint and increase production of premium, large-rim diameter consumer tires. The plan will result in approximately 1,100 job reductions as a result of changes to the layout of the plants, efficiency gains from new equipment and a reduction in the production of tires for declining, less profitable market segments. We have $96 million accrued related to this plan at September 30, 2019, which is expected to be substantially paid through 2023.
On September 16, 2019, we approved a plan primarily to offer voluntary buy-outs to certain associates at our tire manufacturing facility in Gadsden, Alabama, in furtherance of our strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market. Eligible associates must submit applications for buy-outs between October 1, 2019 and November 1, 2019 and can revoke any submitted applications up to the November 1, 2019 deadline. As of September 30, 2019, we have $6 million accrued related to this plan. The total amount expected to be incurred in connection with this plan is dependent upon the number of eligible associates who apply for buy-outs and our acceptance of those applications. As such, we cannot currently estimate the amount of the total cost, the amount for each major type of cost, or the amount of total future cash expenditures expected to be incurred in connection with this plan.
The remainder of the accrual balance at September 30, 2019 is expected to be substantially utilized in the next 12 months and includes $27 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA"), $18 million related to global plans to reduce Selling, Administrative and General Expense ("SAG") headcount and $5 million related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows net rationalization charges included in Income before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Current Year Plans
Associate Severance and Other Related Costs	$17	$—	$115	$32
Benefit Plan Termination Benefits	—	—	1	—
Other Exit Costs	3	1	7	1
Current Year Plans - Net Charges	$20	$1	$123	$33

Prior Year Plans
Associate Severance and Other Related Costs	$(2)	$1	$(2)	$(6)
Benefit Plan Termination Benefits	1	—	—	—
Other Exit Costs	2	3	7	13
Prior Year Plans - Net Charges	1	4	5	7
Total Net Charges	$21	$5	$128	$40

Asset Write-off and Accelerated Depreciation Charges	$1	$—	$2	$2

Substantially all of the new charges for the three and nine months ended September 30, 2019 and 2018 related to future cash outflows. Net current year plan charges for the three and nine months ended September 30, 2019 include $11 million and $105 million, respectively, related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA and $9 million and $18 million, respectively, related to plans to reduce manufacturing headcount and improve operating efficiency in Americas. Net current year plan charges for the three and nine months ended September 30, 2018 include $1 million and $27 million, respectively, related to a global plan to reduce SAG headcount. Net current year plan charges for the nine months ended September 30, 2018 also include charges of $6 million related to a plan to improve operating efficiency in EMEA.
Net prior year plan charges for the three and nine months ended September 30, 2019 were $1 million and $5 million, respectively, primarily related to EMEA manufacturing plans. Net prior year plan charges for the nine months ended September 30, 2019 also include reversals of $3 million for actions no longer needed for their originally intended purposes. Net prior year plan charges for the three and nine months ended September 30, 2018 include $2 million and $11 million, respectively, related to the closure of our tire manufacturing facility in Philippsburg, Germany and $2 million and $4 million, respectively, related to a plan to reduce manufacturing headcount in EMEA. Net prior year plan charges for the nine months ended September 30, 2018 also include $3 million related to a global plan to reduce SAG headcount. Net prior year plan charges for the three and nine months ended September 30, 2018 include reversals of $1 million and $13 million, respectively, for actions no longer needed for their originally intended purposes.
Ongoing rationalization plans had approximately $720 million in charges incurred prior to 2019 and approximately $110 million is expected to be incurred in future periods.
Approximately 1,200 associates will be released under new plans initiated in 2019, of which approximately 250 were released through September 30, 2019. In the first nine months of 2019, approximately 300 associates were released under plans initiated in prior years. Approximately 1,200 associates remain to be released under all ongoing rationalization plans.
Approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. OTHER (INCOME) EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Gain on TireHub transaction, net of transaction costs	$—	$(287)	$—	$(273)
Non-service related pension and other postretirement benefits cost	28	33	85	92
Financing fees and financial instruments expense	8	9	26	27
Net foreign currency exchange (gains) losses	3	(2)	(15)	(7)
General and product liability expense - discontinued products	2	5	10	3
Royalty income	(5)	(5)	(15)	(15)
Net (gains) losses on asset sales	1	(1)	(5)	(1)
Interest income	(5)	(6)	(13)	(12)
Miscellaneous expense	3	1	1	15
	$35	$(253)	$74	$(171)

Gain on TireHub transaction represents the difference between the fair value of the equity interest received and the net book value of the assets and liabilities contributed in connection with the formation of TireHub, a distribution joint venture in the United States. For the three and nine months ended September 30, 2018, we recognized a gain of $286 million and incurred transaction costs of ($1) million and $13 million, respectively.
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
Miscellaneous expense for the three and nine months ended September 30, 2019 includes expenses of $5 million incurred by the Company as a direct result of flooding at our Beaumont, Texas chemical facility during the third quarter of 2019. Miscellaneous expense for the three and nine months ended September 30, 2018 includes continuing repair expenses of $2 million and $12 million, respectively, incurred by the Company as a direct result of hurricanes Harvey and Irma during the third quarter of 2017.
Other (Income) Expense also includes financing fees and financial instruments expense which consists of commitment fees and charges incurred in connection with financing transactions; net foreign currency exchange (gains) and losses; general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income which is derived primarily from licensing arrangements; net (gains) and losses on asset sales; and interest income.
NOTE 5. INCOME TAXES
For the third quarter of 2019, we recorded tax expense of $31 million on income before income taxes of $121 million. For the first nine months of 2019, we recorded tax expense of $63 million on income before income taxes of $165 million. Income tax expense for the three months ended September 30, 2019 was favorably impacted by $6 million of various discrete tax adjustments. Income tax expense for the nine months ended September 30, 2019 includes net discrete charges of $7 million, primarily related to a charge of $6 million to adjust our deferred tax assets in Luxembourg for a newly enacted tax rate during the second quarter of 2019.
In the third quarter of 2018, we recorded tax expense of $159 million on income before income taxes of $513 million. For the first nine months of 2018, we recorded tax expense of $211 million on income before income taxes of $809 million. Income tax expense for the three and nine months ended September 30, 2018 includes net discrete charges of $31 million and $10 million, respectively. Net discrete tax charges for the three months ended September 30, 2018 include a charge of $25 million due to proposed regulations released in the third quarter of 2018 that required the reversal of the benefit for foreign tax credits on dividends, primarily from subsidiaries in Japan and Singapore, to the United States recorded in the second quarter of 2018. Net discrete tax charges for the three and nine months ended September 30, 2018 also include charges of $11 million and $14 million, respectively, to adjust our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

provisional tax obligation for the one-time transition tax imposed by the Tax Act, and benefits of $5 million and $4 million, respectively, for various other discrete tax adjustments.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rates and the U.S. statutory rate of 21% for the three and nine months ended September 30, 2019 and September 30, 2018 primarily relates to the discrete items noted above and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act.
At September 30, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $114 million, primarily related to deferred tax assets for foreign tax credits, and our valuation allowance on our foreign deferred tax assets was $226 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million, and our valuation allowance on our foreign deferred tax assets was $204 million.
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
We considered our current forecasts of future profitability in assessing our ability to realize our foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as raw material prices, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including raw material prices, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future foreign source income will not be sufficient to fully utilize these foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive evidence to conclude that it is more likely than not that the remaining foreign tax credits, net of valuation allowances, will be fully utilized prior to their various expiration dates. Currently, we are also evaluating the feasibility of certain tax planning actions that would increase the likelihood that we would be able to fully utilize our foreign tax credits prior to their expiration, as well as the related tax consequences. If implemented, these tax planning actions may result in a non-cash increase in tax expense in the period implemented, partially offset by a reduction of our valuation allowances related to foreign tax credits.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.
For the nine months ending September 30, 2019, changes to our unrecognized tax benefits did not, and for the full year of 2019 are not expected to, have a significant impact on our financial position or results of operations.
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
Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Earnings per share — basic:
Goodyear net income	$88	$351	$81	$583
Weighted average shares outstanding	233	236	233	238
Earnings per common share — basic	$0.38	$1.49	$0.35	$2.45

Earnings per share — diluted:
Goodyear net income	$88	$351	$81	$583
Weighted average shares outstanding	233	236	233	238
Dilutive effect of stock options and other dilutive securities	1	2	1	3
Weighted average shares outstanding — diluted	234	238	234	241
Earnings per common share — diluted	$0.38	$1.48	$0.35	$2.42

Weighted average shares outstanding - diluted excludes approximately 3 million and 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., "underwater" options) for the three and nine months ended September 30, 2019, respectively. There were approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares for the three and nine months ended September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. BUSINESS SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Sales:
Americas	$2,049	$2,107	$5,896	$6,054
Europe, Middle East and Africa	1,205	1,290	3,567	3,880
Asia Pacific	548	531	1,569	1,665
Net Sales	$3,802	$3,928	$11,032	$11,599
Segment Operating Income:
Americas	$175	$194	$398	$475
Europe, Middle East and Africa	66	111	164	289
Asia Pacific	53	57	141	203
Total Segment Operating Income	$294	$362	$703	$967
Less:
Rationalizations	$21	$5	$128	$40
Interest expense	88	82	261	236
Other (income) expense (Note 4)	35	(253)	74	(171)
Asset write-offs and accelerated depreciation	1	—	2	2
Corporate incentive compensation plans	13	(1)	28	6
Retained expenses of divested operations	1	2	7	7
Other	14	14	38	38
Income before Income Taxes	$121	$513	$165	$809

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, in this Form 10-Q, net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 4, Other (Income) Expense, in this Form 10-Q, and asset write-offs and accelerated depreciation were not charged to the strategic business units ("SBUs") for performance evaluation purposes but were attributable to the SBUs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Rationalizations:
Americas	$9	$—	$18	$3
Europe, Middle East and Africa	12	5	110	31
Asia Pacific	—	—	—	3
Total Segment Rationalizations	$21	$5	$128	$37
Corporate	—	—	—	3
Total Rationalizations	$21	$5	$128	$40

Net (Gains) Losses on Asset Sales:
Americas(1)	$—	$(288)	$—	$(276)
Europe, Middle East and Africa	1	—	(5)	2
Total Net (Gains) Losses on Asset Sales	$1	$(288)	$(5)	$(274)

Asset Write-offs and Accelerated Depreciation:
Europe, Middle East and Africa	$1	$—	$2	$2
Total Asset Write-offs and Accelerated Depreciation	$1	$—	$2	$2

(1)
Americas Net (Gains) Losses on Asset Sales for the three and nine months ended September 30, 2018 include gains of $287 million and $273 million, respectively, related to the TireHub transaction, net of transaction costs.

NOTE 8. LEASES
We determine if an arrangement is or contains a lease at inception. We enter into leases primarily for our wholesale distribution facilities, manufacturing equipment, administrative offices, retail stores, vehicles and data processing equipment under varying terms and conditions. Our leases have remaining lease terms of less than 1 year to approximately 50 years. Most of our leases include options to extend the lease, with renewal terms ranging from 1 to 50 years or more, and some include options to terminate the lease within 1 year. If it is reasonably certain that an option to extend or terminate a lease will be exercised, that option is considered in the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize short-term lease expense for these leases on a straight-line basis over the lease term.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense included in Income before Income Taxes are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2019	2019
Operating Lease Expense	$73	$221
Finance Lease Expense:
Amortization of ROU Assets	3	8
Interest on Lease Liabilities	6	16
Short Term Lease Expense	1	4
Variable Lease Expense	2	5
Sublease Income	(3)	(11)
Total Lease Expense	$82	$243

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
September 30,
(In millions)	2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$201
Operating Cash Flows for Finance Leases	16
Financing Cash Flows for Finance Leases	5
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	124
Finance Leases	34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases is as follows:

September 30,
(In millions, except lease term and discount rate)	2019
Operating Leases
Operating Lease ROU Assets	$828

Operating Lease Liabilities due Within One Year	$197
Operating Lease Liabilities	642
Total Operating Lease Liabilities	$839

Finance Leases
Property, Plant and Equipment, at cost	$256
Accumulated Depreciation	(47)
Property, Plant and Equipment, net	$209

Long Term Debt and Finance Leases due Within One Year	$7
Long Term Debt and Finance Leases	238
Total Finance Lease Liabilities	$245

Weighted Average Remaining Lease Term
Operating Leases	6.9 years
Finance Leases	32.0 years

Weighted Average Discount Rate
Operating Leases	6.72%
Finance Leases	8.47%

Future maturities of our lease liabilities, excluding subleases, as of September 30, 2019 are as follows:

(In millions)	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30)	$64	$6
2020	227	25
2021	180	35
2022	129	21
2023	100	20
Thereafter	383	706
Total Lease Payments	1,083	813
Less: Imputed Interest	244	568
Total	$839	$245

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

As of September 30, 2019, we have additional operating leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $34 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheet at September 30, 2019. These operating leases will commence between 2019 and 2020 with lease terms of 3 years to 15 years.
NOTE 9. FINANCING ARRANGEMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2019, we had total credit arrangements of $9,036 million, of which $2,521 million were unused. At that date, 42% of our debt was at variable interest rates averaging 4.18%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At September 30, 2019, we had short term committed and uncommitted credit arrangements totaling $735 million, of which $232 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.
The following table presents amounts due within one year:

	September 30,	December 31,
(In millions)	2019	2018
Chinese credit facilities	$140	$122
Other domestic and foreign debt	346	288
Notes Payable and Overdrafts	$486	$410
Weighted average interest rate	7.06%	8.03%

Chinese credit facilities	$99	$32
8.75% note due 2020	280	—
Other foreign and domestic debt (including finance leases)	231	211
Long Term Debt and Finance Leases due Within One Year	$610	$243
Weighted average interest rate	6.43%	4.57%
Total obligations due within one year	$1,096	$653

Long Term Debt and Finance Leases and Financing Arrangements
At September 30, 2019, we had long term credit arrangements totaling $8,301 million, of which $2,289 million were unused.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	September 30, 2019		December 31, 2018
		Interest		Interest
(In millions)	Amount	Rate	Amount	Rate
Notes:
8.75% due 2020	$280		$278
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	272		286
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
First lien revolving credit facility due 2021	300	3.21%	—	—
Second lien term loan facility due 2025	400	4.06%	400	4.46%
European revolving credit facility due 2024	356	3.39%	—	—
Pan-European accounts receivable facility	306	0.96%	335	1.01%
Mexican credit facilities	200	4.02%	200	4.30%
Chinese credit facilities	202	4.87%	219	5.03%
Other foreign and domestic debt(1)	909	3.84%	884	5.35%
	5,975		5,352
Unamortized deferred financing fees	(30)		(36)
	5,945		5,316
Finance lease obligations(2)	245		37
	6,190		5,353
Less portion due within one year	(610)		(243)
	$5,580		$5,110

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.

(2)	Includes finance lease obligations related to our Global and Americas Headquarters at September 30, 2019.
NOTES
At September 30, 2019, we had $3,302 million of outstanding notes, compared to $3,314 million at December 31, 2018.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. As of September 30, 2019, our borrowing base, and therefore our availability, under this facility was $252 million below the facility's stated amount of $2.0 billion.

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
At September 30, 2019, we had $300 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2018, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
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
At September 30, 2019 and December 31, 2018, the amounts outstanding under this facility were $400 million.
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
At September 30, 2019, there were $100 million (€92 million) of borrowings outstanding under the German tranche, $256 million (€235 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2018, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
Accounts Receivable Securitization Facilities (On-Balance Sheet)
GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 18, 2018 through October 15, 2020, the designated maximum amount of the facility is €320 million.
The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 26, 2023, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2020.
At September 30, 2019, the amounts available and utilized under this program totaled $306 million (€281 million). At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
For a description of the collateral securing the credit facilities described above as well as the covenants applicable to them, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in our 2018 Form 10-K.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2019, the gross amount of receivables sold was $539 million, compared to $568 million at December 31, 2018.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have several financing arrangements in Mexico. At September 30, 2019, the amounts available and utilized under these facilities were $200 million. At December 31, 2018, the amounts available and utilized under these facilities were $340 million and $200 million, respectively. The facilities ultimately mature in 2020. The facilities contain covenants relating to the Mexican and U.S. subsidiary and have customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the applicable facilities.
A Chinese subsidiary has several financing arrangements in China. At September 30, 2019 and December 31, 2018, the amounts available under these facilities were $717 million and $672 million, respectively. At September 30, 2019, the amount utilized under these facilities was $342 million, of which $140 million was notes payable and $202 million was long term debt. At September 30, 2019, $99 million of the long term debt was due within a year. At December 31, 2018, the amount utilized under these facilities was $341 million, of which $122 million was notes payable and $219 million was long term debt. At December 31, 2018, $32 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at September 30, 2019 and December 31, 2018, the unused amounts available under these facilities were $107 million and $116 million, respectively.
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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2019	2018
Fair Values — Current asset (liability):
Accounts receivable	$24	$7
Other current liabilities	(3)	(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2019 and December 31, 2018, these outstanding foreign currency derivatives had notional amounts of $1,616 million and $1,240 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $31 million and $40 million for the three and nine months ended September 30, 2019, respectively, and net transaction gains on derivatives of $7 million and $52 million for the three and nine months ended September 30, 2018, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.
The following table presents the fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	September 30,	December 31,
(In millions)	2019	2018
Fair Values — Current asset (liability):
Accounts receivable	$15	$9
Other current liabilities	(1)	(1)
Fair Values — Long term asset (liability):
Other assets	$4	$2
Other long term liabilities	—	—

At September 30, 2019 and December 31, 2018, these outstanding foreign currency derivatives had notional amounts of $345 million and $347 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
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
The following table presents the classification of changes in fair values of foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Amount of gains (losses) deferred to AOCL(1)	$14	$1	$18	$9
Reclassification adjustment for amounts recognized in Cost of Goods Sold ("CGS")(1)	(3)	1	(9)	8

(1)	Excluded components deferred to AOCL and excluded components reclassified from AOCL to CGS for the three and nine months ended September 30, 2019 were not material.
The estimated net amount of deferred gains at September 30, 2019 that are expected to be reclassified to earnings within the next twelve months is $12 million.
The counterparties to our foreign currency contracts were considered by us to be substantial and creditworthy financial institutions that were recognized market makers at the time we entered into those contracts. We seek to control our credit exposure to these counterparties by diversifying across multiple counterparties, by setting counterparty credit limits based on long term credit ratings and other indicators of counterparty credit risk such as credit default swap spreads, and by monitoring the financial strength of these counterparties on a regular basis. We also enter into master netting agreements with counterparties when possible. By controlling and monitoring exposure to counterparties in this manner, we believe that we effectively manage the risk of loss due to nonperformance by a counterparty. However, the inability of a counterparty to fulfill its contractual obligations to us could have a material adverse effect on our liquidity, financial position or results of operations in the period in which it occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Assets:
Investments	$10	$10	$10	$10	$—	$—	$—	$—
Foreign Exchange Contracts	43	18	—	—	43	18	—	—
Total Assets at Fair Value	$53	$28	$10	$10	$43	$18	$—	$—

Liabilities:
Foreign Exchange Contracts	$4	$7	$—	$—	$4	$7	$—	$—
Total Liabilities at Fair Value	$4	$7	$—	$—	$4	$7	$—	$—

The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(In millions)	2019	2018
Fixed Rate Debt:(1)
Carrying amount — liability	$3,424	$3,609
Fair value — liability	3,477	3,443

Variable Rate Debt:(1)
Carrying amount — liability	$2,521	$1,707
Fair value — liability	2,497	1,689

(1)
Excludes Notes Payable and Overdrafts of $486 million and $410 million at September 30, 2019 and December 31, 2018, respectively, of which $224 million and $230 million, respectively, are at fixed rates and $262 million and $180 million, respectively, are at variable rates.  The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $3,717 million and $3,496 million at September 30, 2019 and December 31, 2018, respectively, were estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. PENSION, SAVINGS AND OTHER POSTRETIREMENT BENEFIT PLANS
We provide employees with defined benefit pension or defined contribution savings plans.
Defined benefit pension cost follows:

	U.S.		U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Service cost	$—	$1	$2	$3
Interest cost	44	39	130	118
Expected return on plan assets	(56)	(55)	(167)	(164)
Amortization of net losses	28	28	84	84
Net periodic pension cost	$16	$13	$49	$41
Net curtailments/settlements/termination benefits	1	—	1	3
Total defined benefit pension cost	$17	$13	$50	$44

	Non-U.S.		Non-U.S.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Service cost	$6	$7	$20	$21
Interest cost	17	17	52	52
Expected return on plan assets	(14)	(17)	(44)	(53)
Amortization of prior service cost	—	—	1	—
Amortization of net losses	8	7	22	22
Net periodic pension cost	$17	$14	$51	$42
Net curtailments/settlements/termination benefits	—	10	—	10
Total defined benefit pension cost	$17	$24	$51	$52
Service cost is recorded in CGS or SAG. Other components of net periodic pension cost are recorded in Other (Income) Expense. Net curtailments, settlements and termination benefits are recorded in Other (Income) Expense or Rationalizations if related to a rationalization plan.
During the third quarter of 2018, we recognized a settlement charge of $9 million in Other (Income) Expense for our frozen U.K. pension plan. This settlement charge was related primarily to an offer of lump sum payments over a limited time during 2018 to non-retiree participants of the plan. Lump sum payments of $74 million, primarily related to this offer, were made from existing plan assets for the nine months ended September 30, 2018. As a result, total lump sum payments related to this plan exceeded annual interest cost for 2018.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2019. For the three and nine months ended September 30, 2019, we contributed $11 million and $28 million, respectively, to our non-U.S. plans.
The expense recognized for our contributions to defined contribution savings plans for the three months ended September 30, 2019 and 2018 was $27 million for both periods, and for the nine months ended September 30, 2019 and 2018 was $83 million and $84 million, respectively.
We also provide certain U.S. employees and employees at certain non-U.S. subsidiaries with health care benefits or life insurance benefits upon retirement. Other postretirement benefits expense for the three months ended September 30, 2019 and 2018 was $2 million for both periods, and for the nine months ended September 30, 2019 and 2018 was $5 million and $8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. STOCK COMPENSATION PLANS
Our Board of Directors granted 1.7 million restricted stock units and 0.5 million performance share units during the nine months ended September 30, 2019 under our stock compensation plans.
We measure the fair value of grants of restricted stock units and performance share units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants. The weighted average fair value per share was $19.56 for restricted stock units and $18.01 for performance share units granted during the nine months ended September 30, 2019.
We recognized stock-based compensation expense of $7 million and $18 million during the three and nine months ended September 30, 2019, respectively. At September 30, 2019, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $42 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2022. We recognized stock-based compensation expense of $6 million and $11 million during the three and nine months ended September 30, 2018, respectively.
NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES
Environmental Matters
We have recorded liabilities totaling $49 million and $45 million at September 30, 2019 and December 31, 2018, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $12 million and $10 million was included in Other Current Liabilities at September 30, 2019 and December 31, 2018, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $220 million and $224 million for anticipated costs related to workers’ compensation at September 30, 2019 and December 31, 2018, respectively. Of these amounts, $35 million and $42 million were included in Current Liabilities as part of Compensation and Benefits at September 30, 2019 and December 31, 2018, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At September 30, 2019 and December 31, 2018, the liability was discounted using a risk-free rate of return. At September 30, 2019, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $30 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Product Liability and Other Litigation
We have recorded liabilities totaling $340 million and $322 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at September 30, 2019 and December 31, 2018, respectively. Of these amounts, $72 million and $57 million were included in Other Current Liabilities at September 30, 2019 and December 31, 2018, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at September 30, 2019, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $5 million and within Other Assets of $26 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 151,600 claims by defending, obtaining the dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $557 million through September 30, 2019 and $545 million through December 31, 2018.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2019	December 31, 2018
Pending claims, beginning of period	43,100	54,300
New claims filed	1,200	1,300
Claims settled/dismissed	(4,400)	(12,500)
Pending claims, end of period	39,900	43,100
Payments (1)	$17	$18

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $161 million and $166 million at September 30, 2019 and December 31, 2018, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded a receivable related to asbestos claims of $103 million and $108 million at September 30, 2019 and December 31, 2018, respectively. We expect that approximately 65% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both September 30, 2019 and December 31, 2018, respectively. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2018, we had approximately $565 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements.  We also had additional unsettled excess level policy limits potentially applicable to such costs.  We had coverage under certain primary policies for indemnity and defense costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling approximately €120 million ($131 million) against Goodyear Dunlop Tires France. We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees
We have off-balance sheet financial guarantees and other commitments totaling approximately $71 million and $73 million at September 30, 2019 and December 31, 2018, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not require collateral in connection with the issuance of these guarantees. In 2017, we issued a guarantee of approximately PLN165 million ($41 million) in connection with an indirect tax assessment in EMEA. We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of September 30, 2019, this guarantee amount has been reduced to $29 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2020. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
NOTE 14. CAPITAL STOCK
Dividends
In the first nine months of 2019, we paid cash dividends of $111 million on our common stock. This amount excludes dividends earned on stock based compensation plans of $1 million for the first nine months of 2019. On October 7, 2019, the Board of Directors (or duly authorized committee thereof) declared cash dividends of $0.16 per share of common stock, or approximately $37 million in the aggregate. The dividend will be paid on December 2, 2019, to stockholders of record as of the close of business on November 1, 2019. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first nine months of 2019, we did not repurchase any common stock. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During the first nine months of 2019, we did not repurchase any shares from employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in AOCL, by component, for the nine months ended September 30, 2019 and 2018:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications, net of tax	(82)	1	14	(67)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	78	(8)	70
Balance at September 30, 2019	$(1,242)	$(2,844)	$13	$(4,073)

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications, net of tax	(210)	(1)	6	(205)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	92	6	98
Balance at September 30, 2018	$(1,125)	$(2,961)	$3	$(4,083)

The following table presents reclassifications out of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions) (Income) Expense	Amount Reclassified		Amount Reclassified		Affected Line Item in the Consolidated Statements of Operations
Component of AOCL	from AOCL		from AOCL
Amortization of prior service cost and unrecognized gains and losses	$34	$34	$102	$103	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	—	11	—	17	Other (Income) Expense
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	34	45	102	120
Tax effect	(8)	(10)	(24)	(28)	United States and Foreign Taxes
Net of tax	$26	$35	$78	$92	Goodyear Net Income

Deferred Derivative (Gains) Losses, before tax	$(3)	$1	$(9)	$8	Cost of Goods Sold
Tax effect	—	—	1	(2)	United States and Foreign Taxes
Net of tax	$(3)	$1	$(8)	$6	Goodyear Net Income
Total reclassifications	$23	$36	$70	$98	Goodyear Net Income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$151	$26	$691	$—	$868
Accounts Receivable, net	808	154	1,786	—	2,748
Accounts Receivable From Affiliates	325	251	—	(576)	—
Inventories	1,539	65	1,403	(42)	2,965
Prepaid Expenses and Other Current Assets	85	2	187	6	280
Total Current Assets	2,908	498	4,067	(612)	6,861
Goodwill	24	1	405	120	550
Intangible Assets	116	—	18	—	134
Deferred Income Taxes	1,448	24	363	4	1,839
Other Assets	494	51	510	—	1,055
Investments in Subsidiaries	3,732	431	—	(4,163)	—
Operating Lease Right-of-Use Assets	548	12	268	—	828
Property, Plant and Equipment, net	2,418	432	4,204	(22)	7,032
Total Assets	$11,688	$1,449	$9,835	$(4,673)	$18,299
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$869	$128	$1,654	$—	$2,651
Accounts Payable to Affiliates	—	—	576	(576)	—
Compensation and Benefits	296	15	228	—	539
Other Current Liabilities	306	(2)	386	—	690
Notes Payable and Overdrafts	20	—	466	—	486
Operating Lease Liabilities due Within One Year	109	5	83	—	197
Long Term Debt and Finance Leases due Within One Year	282	—	328	—	610
Total Current Liabilities	1,882	146	3,721	(576)	5,173
Operating Lease Liabilities	449	8	185	—	642
Long Term Debt and Finance Leases	3,662	167	1,751	—	5,580
Compensation and Benefits	513	87	644	—	1,244
Deferred Income Taxes	—	—	91	—	91
Other Long Term Liabilities	347	7	180	—	534
Total Liabilities	6,853	415	6,572	(576)	13,264
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	233	—	—	—	233
Other Equity	4,602	1,034	3,063	(4,097)	4,602
Goodyear Shareholders’ Equity	4,835	1,034	3,063	(4,097)	4,835
Minority Shareholders’ Equity — Nonredeemable	—	—	200	—	200
Total Shareholders’ Equity	4,835	1,034	3,263	(4,097)	5,035
Total Liabilities and Shareholders’ Equity	$11,688	$1,449	$9,835	$(4,673)	$18,299

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Three Months Ended September 30, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,862	$384	$2,383	$(827)	$3,802
Cost of Goods Sold	1,484	352	1,962	(833)	2,965
Selling, Administrative and General Expense	276	8	288	—	572
Rationalizations	8	—	13	—	21
Interest Expense	56	7	33	(8)	88
Other (Income) Expense	(7)	4	21	17	35
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	45	13	66	(3)	121
United States and Foreign Taxes	11	3	17	—	31
Equity in Earnings of Subsidiaries	54	6	—	(60)	—
Net Income (Loss)	88	16	49	(63)	90
Less: Minority Shareholders’ Net Income	—	—	2	—	2
Goodyear Net Income (Loss)	$88	$16	$47	$(63)	$88
Comprehensive Income (Loss)	$17	$14	$(33)	$18	$16
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(1)	—	(1)
Goodyear Comprehensive Income (Loss)	$17	$14	$(32)	$18	$17

	Consolidating Statements of Operations
	Three Months Ended September 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$1,922	$342	$2,373	$(709)	$3,928
Cost of Goods Sold	1,547	319	1,879	(717)	3,028
Selling, Administrative and General Expense	239	8	306	—	553
Rationalizations	1	—	4	—	5
Interest Expense	55	6	28	(7)	82
Other (Income) Expense	(295)	3	11	28	(253)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	375	6	145	(13)	513
United States and Foreign Taxes	111	1	48	(1)	159
Equity in Earnings of Subsidiaries	87	10	—	(97)	—
Net Income (Loss)	351	15	97	(109)	354
Less: Minority Shareholders’ Net Income	—	—	3	—	3
Goodyear Net Income (Loss)	$351	$15	$94	$(109)	$351
Comprehensive Income (Loss)	$290	$(5)	$(3)	$2	$284
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(6)	—	(6)
Goodyear Comprehensive Income (Loss)	$290	$(5)	$3	$2	$290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,328	$1,046	$6,945	$(2,287)	$11,032
Cost of Goods Sold	4,292	978	5,738	(2,309)	8,699
Selling, Administrative and General Expense	796	25	884	—	1,705
Rationalizations	17	—	111	—	128
Interest Expense	168	20	99	(26)	261
Other (Income) Expense	61	11	(59)	61	74
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(6)	12	172	(13)	165
United States and Foreign Taxes	(21)	3	83	(2)	63
Equity in Earnings of Subsidiaries	66	(6)	—	(60)	—
Net Income (Loss)	81	3	89	(71)	102
Less: Minority Shareholders’ Net Income	—	—	21	—	21
Goodyear Net Income (Loss)	$81	$3	$68	$(71)	$81
Comprehensive Income (Loss)	$84	$(3)	$22	$2	$105
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	21	—	21
Goodyear Comprehensive Income (Loss)	$84	$(3)	$1	$2	$84

	Consolidating Statements of Operations
	Nine Months Ended September 30, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$5,440	$980	$7,236	$(2,057)	$11,599
Cost of Goods Sold	4,376	927	5,756	(2,106)	8,953
Selling, Administrative and General Expense	756	26	950	—	1,732
Rationalizations	6	—	34	—	40
Interest Expense	165	16	73	(18)	236
Other (Income) Expense	(271)	13	19	68	(171)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	408	(2)	404	(1)	809
United States and Foreign Taxes	71	(1)	140	1	211
Equity in Earnings of Subsidiaries	246	44	—	(290)	—
Net Income (Loss)	583	43	264	(292)	598
Less: Minority Shareholders’ Net Income	—	—	15	—	15
Goodyear Net Income (Loss)	$583	$43	$249	$(292)	$583
Comprehensive Income (Loss)	$476	$25	$29	$(64)	$466
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(10)	—	(10)
Goodyear Comprehensive Income (Loss)	$476	$25	$39	$(64)	$476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$129	$(14)	$(229)	$(25)	$(139)
Cash Flows from Investing Activities:
Capital Expenditures	(215)	(29)	(317)	—	(561)
Asset Dispositions	—	—	2	—	2
Short Term Securities Acquired	—	—	(73)	—	(73)
Short Term Securities Redeemed	—	—	67	—	67
Capital Contributions and Loans Incurred	(319)	—	—	319	—
Capital Redemptions and Loans Paid	203	—	—	(203)	—
Notes Receivable	(7)	—	—	—	(7)
Other Transactions	—	—	(12)	—	(12)
Total Cash Flows from Investing Activities	(338)	(29)	(333)	116	(584)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	374	—	1,077	—	1,451
Short Term Debt and Overdrafts Paid	(379)	—	(978)	—	(1,357)
Long Term Debt Incurred	2,340	—	2,457	—	4,797
Long Term Debt Paid	(1,992)	—	(1,949)	—	(3,941)
Common Stock Issued	1	—	—	—	1
Common Stock Repurchased	—	—	—	—	—
Common Stock Dividends Paid	(111)	—	—	—	(111)
Capital Contributions and Loans Incurred	—	53	266	(319)	—
Capital Redemptions and Loans Paid	—	(15)	(188)	203	—
Intercompany Dividends Paid	—	—	(25)	25	—
Transactions with Minority Interests in Subsidiaries	—	—	(26)	—	(26)
Debt Related Costs and Other Transactions	1	—	(26)	—	(25)
Total Cash Flows from Financing Activities	234	38	608	(91)	789
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	1	(14)	—	(13)
Net Change in Cash, Cash Equivalents and Restricted Cash	25	(4)	32	—	53
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	168	30	675	—	873
Cash, Cash Equivalents and Restricted Cash at End of the Period	$193	$26	$707	$—	$926

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
Results of Operations
In the third quarter of 2019, macro-economic industry headwinds have begun to lessen in several key areas, including improving market conditions in China and Brazil, moderating raw material costs, and continued strength in U.S. consumer replacement sales. However, some negative industry conditions persist, including weak global light vehicle production, weakening demand in Europe, and a strong U.S. dollar.
Our third quarter of 2019 results reflect a 0.7% decrease in tire unit shipments compared to the third quarter of 2018, as a result of lower volume in EMEA that was partially offset by volume growth in Asia Pacific and Americas, which included the impact of a strike during the quarter at a major OE customer. In the third quarter of 2019, we realized approximately $40 million of cost savings, including raw material cost saving measures of approximately $21 million, which nearly offset the estimated impact of general inflation.
Net sales in the third quarter of 2019 were $3,802 million, compared to $3,928 million in the third quarter of 2018. Net sales decreased in the third quarter of 2019 primarily due to unfavorable foreign currency translation, primarily in EMEA and Asia Pacific, lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas, and lower tire unit volumes in EMEA, partially offset by volume improvements in Asia Pacific and Americas. These decreases were partially offset by improvements in price and product mix, primarily in EMEA.
In the third quarter of 2019, Goodyear net income was $88 million, or $0.38 per share, compared to $351 million, or $1.48 per share, in the third quarter of 2018. The decrease in Goodyear net income was primarily driven by a gain, net of transaction costs, of $287 million recognized on the TireHub transaction in the third quarter of 2018 and lower segment operating income. These decreases in net income were partially offset by lower income tax expense.
Our total segment operating income for the third quarter of 2019 was $294 million, compared to $362 million in the third quarter of 2018. The $68 million decrease in segment operating income was primarily due to higher conversion costs of $26 million, primarily in EMEA and Asia Pacific, the 2018 favorable indirect tax settlement in Brazil of $21 million, higher raw material costs of $20 million, primarily in EMEA and Americas, higher selling, administrative and general expense ("SAG") of $14 million, primarily in Americas, lower income from other tire-related businesses of $12 million, driven by lower third-party chemical sales in Americas, and lower tire unit volumes of $10 million, representing volume decreases in EMEA that were partially offset by volume improvements in Asia Pacific and Americas, which more than offset the benefits of improvements in price and product mix of $22 million, primarily in EMEA and Americas, and lower start-up costs of $10 million associated with our new plant in San Luis Potosi, Mexico. Refer to "Results of Operations — Segment Information” for additional information.
Net sales in the first nine months of 2019 were $11,032 million, compared to $11,599 million in the first nine months of 2018. Net sales decreased in the first nine months of 2019 primarily due to unfavorable foreign currency translation, primarily in EMEA and Americas, lower tire unit volumes, primarily in EMEA and Asia Pacific, and lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix, primarily in EMEA and Americas.
In the first nine months of 2019, Goodyear net income was $81 million, or $0.35 per share, compared to Goodyear net income of $583 million, or $2.42 per share, in the first nine months of 2018. The decrease in Goodyear net income was primarily driven by a gain, net of transaction costs, of $273 million recognized on the TireHub transaction in the first nine months of 2018, lower segment operating income, and higher rationalization charges. These decreases in net income were partially offset by lower income tax expense.
Our total segment operating income for the first nine months of 2019 was $703 million, compared to $967 million in the first nine months of 2018. The $264 million decrease in segment operating income was primarily due to higher raw material costs of $187 million, lower tire unit volumes of $62 million, primarily in EMEA and Asia Pacific, lower income from other tire-related businesses of $38 million, driven by lower third-party chemical sales in Americas, the impact of unfavorable foreign currency translation of $29 million, and the 2018 favorable indirect tax settlement in Brazil of $21 million, which more than offset the benefits of improvements in price and product mix of $84 million, primarily in EMEA and Americas, and lower start-up costs of $28 million associated with our new plant in San Luis Potosi, Mexico. Refer to "Results of Operations — Segment Information” for additional information.
At September 30, 2019, we had $868 million of cash and cash equivalents as well as $2,521 million of unused availability under our various credit agreements, compared to $801 million and $3,151 million, respectively, at December 31, 2018. Cash and cash equivalents increased by $67 million from December 31, 2018 due primarily to net borrowings of $950 million, partially offset by capital expenditures of $561 million, cash used for operating activities of $139 million, and dividends paid of $111 million. Cash used for operating activities reflects cash used for working capital of $1,061 million which was partially offset by net income for the period of $102 million, which included non-cash charges for depreciation and amortization of $584 million and net rationalization charges of $128 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
In 2019, we have experienced, and expect to continue to experience, challenging global industry conditions, including higher raw material costs, foreign currency headwinds, lower global OE industry demand, weakening demand in Europe, and volatility in emerging markets. We expect to see benefits from the ramp-up of our new Americas manufacturing facility and TireHub, pricing actions that we implemented in 2018 and the first half of 2019, continued strong performance in our sales of 17-inch and above consumer replacement tires, and continuing net cost savings initiatives.
For the full year of 2019, we now expect our raw material costs will be up approximately $270 million compared to 2018, excluding raw material cost saving measures. Natural and synthetic rubber prices and other commodity prices historically have experienced significant volatility, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
Refer to “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements in this Form 10-Q.
RESULTS OF OPERATIONS
CONSOLIDATED
Three Months Ended September 30, 2019 and 2018
Net sales in the third quarter of 2019 were $3,802 million, decreasing $126 million, or 3.2%, from $3,928 million in the third quarter of 2018. Goodyear net income was $88 million, or $0.38 per share, in the third quarter of 2019, compared to $351 million, or $1.48 per share, in the third quarter of 2018.
Net sales decreased in the third quarter of 2019, due primarily to unfavorable foreign currency translation of $61 million, primarily in EMEA and Asia Pacific, lower sales in other tire-related businesses of $48 million, primarily due to a decrease in third-party sales of chemical products in Americas, and lower tire unit volume of $28 million, representing lower tire unit volumes in EMEA that were partially offset by volume improvements in Asia Pacific and Americas. These decreases were partially offset by improvements in price and product mix of $13 million, primarily in EMEA.
Worldwide tire unit sales in the third quarter of 2019 were 40.3 million units, decreasing 0.2 million units, or 0.7%, from 40.5 million units in the third quarter of 2018. OE tire volume decreased 0.4 million units, or 5.2%, primarily due to lower vehicle production globally. Replacement tire volume increased 0.2 million units, or 0.8%, primarily in Americas and Asia Pacific, partially offset by decreased volume in EMEA.
Cost of goods sold (“CGS”) in the third quarter of 2019 was $2,965 million, decreasing $63 million, or 2.1%, from $3,028 million in the third quarter of 2018. CGS decreased due to foreign currency translation of $48 million, primarily in EMEA and Asia Pacific, lower costs in other tire-related businesses of $36 million, driven by lower third-party chemical sales in Americas, lower tire unit volume of $18 million, and lower start-up costs of $10 million associated with our new plant in San Luis Potosi, Mexico. These decreases were partially offset by higher conversion costs of $26 million, driven by the impact of lower tire production on overhead absorption in EMEA and Asia Pacific, the 2018 favorable indirect tax settlement in Brazil of $21 million, and higher raw material costs of $20 million, primarily in EMEA and Americas.
CGS in the third quarter of 2019 included pension expense of $3 million, compared to $4 million in 2018. CGS in the third quarter of 2019 included accelerated depreciation of $1 million ($1 million after-tax and minority). CGS in the third quarter of 2019 and 2018 also included incremental savings from rationalization plans of $3 million and $9 million, respectively. CGS was 78.0% of sales in the third quarter of 2019 compared to 77.1% in the third quarter of 2018.
SAG in the third quarter of 2019 was $572 million, increasing $19 million, or 3.4%, from $553 million in the third quarter of 2018. SAG increased primarily due to higher wages and benefits of $30 million, primarily due to higher incentive compensation, partially offset by foreign currency translation of $9 million, primarily in EMEA.

SAG in the third quarter of 2019 included pension expense of $3 million, compared to $4 million in 2018. SAG in the third quarter of 2019 and 2018 also included incremental savings from rationalization plans of $5 million and $9 million, respectively. SAG was 15.0% of sales in the third quarter of 2019, compared to 14.1% in the third quarter of 2018.
We recorded net rationalization charges of $21 million ($17 million after-tax and minority) in the third quarter of 2019 and $5 million ($4 million after-tax and minority) in the third quarter of 2018. Net charges in 2019 primarily related to a plan to modernize two of our tire manufacturing facilities in Germany and the plan at our Gadsden, Alabama manufacturing facility. Rationalization charges in the third quarter of 2018 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany.
Interest expense in the third quarter of 2019 was $88 million, increasing $6 million, or 7.3%, from $82 million in the third quarter of 2018. The increase was due to a higher average interest rate of 5.25% in the third quarter of 2019 compared to 5.10% in the third quarter of 2018, and a higher average debt balance of $6,707 million in the third quarter of 2019 compared to $6,434 million in the third quarter of 2018.
Other (Income) Expense in the third quarter of 2019 was $35 million of expense, compared to $253 million of income in the third quarter of 2018. Other (Income) Expense in the third quarter of 2019 included charges of $5 million ($5 million after-tax and minority) related to flooding at our Beaumont, Texas chemical facility. Other (Income) Expense in the third quarter of 2018 included a net gain of $287 million ($219 million after-tax and minority) on the TireHub transaction, pension settlement charges of $10 million ($8 million after-tax and minority), charges of $4 million ($3 million after-tax and minority) for legal claims related to discontinued operations, $3 million ($2 million after-tax and minority) for interest income related to a favorable indirect tax settlement in Brazil, and $2 million ($2 million after-tax and minority) for continuing repair expenses related to hurricanes Harvey and Irma.
For the third quarter of 2019, we recorded tax expense of $31 million on income before income taxes of $121 million. Income tax expense for the three months ended September 30, 2019 was favorably impacted by $6 million ($6 million after minority interest) of various discrete tax adjustments.
In the third quarter of 2018, we recorded income tax expense of $159 million on income before income taxes of $513 million. Income tax expense in the third quarter of 2018 includes net discrete charges of $31 million ($31 million after minority interest). Net discrete tax charges for the three months ended September 30, 2018 include a charge of $25 million due to proposed regulations released in the third quarter of 2018 that required the reversal of a benefit for foreign tax credits on dividends, primarily from subsidiaries in Japan and Singapore, to the United States recorded in the second quarter of 2018. Net discrete tax charges for the three months ended September 30, 2018 also include a charge of $11 million to adjust our provisional tax obligation for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the "Tax Act") that was enacted on December 22, 2017 in the United States, and a benefit of $5 million for various other discrete tax adjustments.
For further information regarding income taxes, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes, in this Form 10-Q.
Minority shareholders’ net income in the third quarter of 2019 was $2 million, compared to $3 million in 2018.
Nine Months Ended September 30, 2019 and 2018
Net sales in the first nine months of 2019 were $11,032 million, decreasing $567 million, or 4.9%, from $11,599 million in the first nine months of 2018. Goodyear net income was $81 million, or $0.35 per share, in the first nine months of 2019, compared to Goodyear net income of $583 million, or $2.42 per share, in the first nine months of 2018.
Net sales decreased in the first nine months of 2019, due primarily to unfavorable foreign currency translation of $388 million, primarily in EMEA and Americas, lower tire unit volume of $225 million, primarily in EMEA and Asia Pacific, and lower sales in other tire-related businesses of $126 million, primarily due to a decrease in third-party sales of chemical products in Americas. These decreases were partially offset by improvements in price and product mix of $173 million, primarily in EMEA and Americas.
Worldwide tire unit sales in the first nine months of 2019 were 115.7 million units, decreasing 2.8 million units, or 2.4%, from 118.5 million units in the first nine months of 2018. OE tire volume decreased 2.7 million units, or 8.0%, primarily due to lower vehicle production globally. Replacement tire volume decreased 0.1 million units, or 0.2%, primarily in EMEA, partially offset by increased volume in Americas.
CGS in the first nine months of 2019 was $8,699 million, decreasing $254 million, or 2.8%, from $8,953 million in the first nine months of 2018. CGS decreased due to foreign currency translation of $302 million, primarily in EMEA and Americas, lower tire unit volume of $163 million, lower costs in other tire-related businesses of $88 million, driven by lower third-party chemical sales in Americas, and lower start-up costs of $28 million associated with our new plant in San Luis Potosi, Mexico. These decreases were partially offset by higher raw material costs of $187 million, primarily in Americas and EMEA, higher costs related to product mix of $89 million, and the 2018 favorable indirect tax settlement in Brazil of $21 million.

CGS in the first nine months of 2019 and 2018 included pension expense of $11 million for each period. CGS in the first nine months of 2019 and 2018 included accelerated depreciation of $2 million ($2 million and $1 million after-tax and minority, respectively). CGS in the first nine months of 2019 and 2018 also included incremental savings from rationalization plans of $6 million and $39 million, respectively. CGS was 78.9% of sales in the first nine months of 2019 compared to 77.2% in the first nine months of 2018.
SAG in the first nine months of 2019 was $1,705 million, decreasing $27 million, or 1.6%, from $1,732 million in the first nine months of 2018. SAG decreased primarily due to foreign currency translation of $57 million, partially offset by higher wages and benefits of $28 million, primarily due to higher incentive compensation.
SAG in the first nine months of 2019 included pension expense of $11 million, compared to $13 million in 2018. SAG in the first nine months of 2019 and 2018 also included incremental savings from rationalization plans of $15 million and $27 million, respectively. SAG was 15.5% of sales in the first nine months of 2019, compared to 14.9% in the first nine months of 2018.
We recorded net rationalization charges of $128 million ($107 million after-tax and minority) in the first nine months of 2019 and $40 million ($29 million after-tax and minority) in the first nine months of 2018. In the first nine months of 2019, we recorded charges of $123 million for rationalization actions initiated during 2019, which primarily related to a plan to modernize two of our tire manufacturing facilities in Germany and a plan to reduce manufacturing headcount and improve operating efficiency in Americas. We also recorded $5 million related to prior year plans. In the first nine months of 2018, we recorded charges of $33 million for rationalization actions initiated during 2018, which primarily related to a global plan to reduce SAG headcount and a plan to improve operating efficiency in EMEA. We also recorded charges of $20 million related to prior year plans, primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany, and reversals of $13 million for actions no longer needed for their originally intended purpose.
Interest expense in the first nine months of 2019 was $261 million, increasing $25 million, or 10.6%, from $236 million in the first nine months of 2018. The increase was due to a higher average interest rate of 5.36% in the first nine months of 2019 compared to 5.04% in the first nine months of 2018, and a higher average debt balance of $6,488 million in the first nine months of 2019 compared to $6,244 million in the first nine months of 2018.
Other (Income) Expense in the first nine months of 2019 was $74 million of expense, compared to $171 million of income in the first nine months of 2018. Other (Income) Expense in the first nine months of 2019 included charges of $5 million ($5 million after-tax and minority) related to flooding at our Beaumont, Texas chemical facility, a net gain on asset sales of $5 million ($5 million after-tax and minority), $5 million ($4 million after-tax and minority) for legal claims related to discontinued operations, and a net gain on insurance recoveries of $4 million ($3 million after-tax and minority) related to hurricanes Harvey and Irma. Other (Income) Expense in the first nine months of 2018 included a net gain of $273 million ($208 million after-tax and minority) on the TireHub transaction, pension settlement charges of $13 million ($10 million after-tax and minority), charges of $12 million ($12 million after-tax and minority) for hurricane related expenses, $9 million ($7 million after-tax and minority) related to a one-time expense from the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory, charges of $4 million ($3 million after-tax and minority) for legal claims related to discontinued operations, a benefit of $3 million ($2 million after-tax and minority) related to the recovery of past costs from one of our asbestos insurers, and $3 million ($2 million after-tax and minority) for interest income related to a favorable indirect tax settlement in Brazil.
In the first nine months of 2019, we recorded income tax expense of $63 million on income before income taxes of $165 million. Income tax expense for the nine months ended September 30, 2019 includes net discrete charges of $7 million ($6 million after minority interest), primarily due to a second quarter charge of $6 million related to adjusting our deferred tax assets in Luxembourg for a newly enacted tax rate.
In the first nine months of 2018, we recorded income tax expense of $211 million on income before income taxes of $809 million. Income tax expense for the nine months ended September 30, 2018 includes net discrete charges of $10 million ($10 million after minority interest). Net discrete tax charges include a charge of $14 million to adjust our provisional tax obligation for the one-time transition tax imposed by the Tax Act and a benefit of $4 million for various other tax adjustments.
On January 15, 2019, the IRS finalized regulations that govern the transition tax. There was no material impact on our financial statements as a consequence of the final regulations.
We record taxes based on overall estimated annual effective tax rates. The difference between our effective tax rate and the U.S. statutory rate of 21% for the nine months ended September 30, 2019 and September 30, 2018, primarily relates to the discrete items noted above and an overall higher effective tax rate in the foreign jurisdictions in which we operate, partially offset by a benefit from our foreign derived intangible income deduction provided for in the Tax Act.

At September 30, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $114 million, primarily related to deferred tax assets for foreign tax credits, and our valuation allowance on our foreign deferred tax assets was $226 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million, and our valuation allowance on our foreign deferred tax assets was $204 million.
For the nine months ending September 30, 2019, changes to our unrecognized tax benefits did not, and for the full year of 2019 are not expected to, have a significant impact on our financial position or results of operations.
For further information regarding income taxes, including the realizability of our foreign tax credits, refer to Note to the Consolidated Financial Statements No. 5, Income Taxes, in this Form 10-Q.
Minority shareholders’ net income in the first nine months of 2019 was $21 million, compared to $15 million in 2018.
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
Total segment operating income in the third quarter of 2019 was $294 million, decreasing $68 million, or 18.8%, from $362 million in the third quarter of 2018. Total segment operating margin (segment operating income divided by segment sales) in the third quarter of 2019 was 7.7%, compared to 9.2% in the third quarter of 2018. Total segment operating income in the first nine months of 2019 was $703 million, decreasing $264 million, or 27.3%, from $967 million in the first nine months of 2018. Total segment operating margin in the first nine months of 2019 was 6.4%, compared to 8.3% in the first nine months of 2018.
Americas

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2019	2018	Change	Change	2019	2018	Change	Change
Tire Units	17.9	17.8	0.1	0.9%	51.7	51.8	(0.1)	(0.2)%
Net Sales	$2,049	$2,107	$(58)	(2.8)%	$5,896	$6,054	$(158)	(2.6)%
Operating Income	175	194	(19)	(9.8)%	398	475	(77)	(16.2)%
Operating Margin	8.5%	9.2%			6.8%	7.8%
Three Months Ended September 30, 2019 and 2018
Americas unit sales in the third quarter of 2019 increased 0.1 million units, or 0.9%, to 17.9 million units. Replacement tire volume increased 0.4 million units, or 3.2%, primarily in our consumer business due to increases in the United States driven by growth in 17-inch and above rim size tires and in Brazil due to new customers. OE tire volume decreased 0.3 million units, or 6.8%, primarily in our consumer business in the United States, driven by lower vehicle production, including the impact resulting from a strike at a major OE customer, and our OE selectivity strategy.
Net sales in the third quarter of 2019 were $2,049 million, decreasing $58 million, or 2.8%, from $2,107 million in the third quarter of 2018. The decrease in net sales was driven by lower sales in other tire-related businesses of $52 million, primarily due to a decrease in third-party sales of chemical products, unfavorable price and product mix of $16 million, and unfavorable foreign currency translation of $4 million. These decreases were partially offset by higher tire volume of $14 million.
Operating income in the third quarter of 2019 was $175 million, decreasing $19 million, or 9.8%, from $194 million in the third quarter of 2018. The decrease in operating income was due to the 2018 favorable indirect tax settlement in Brazil of $21 million, higher SAG of $20 million, primarily related to higher incentive compensation and higher product liability costs, lower income in other tire-related businesses of $12 million, primarily due to a decrease in third-party sales of chemical products, and higher raw material costs of $9 million. These decreases in operating income were partially offset by lower import and transportation related costs of $16 million, improvements in price and product mix of $14 million, lower start-up costs of $10 million associated with our new plant in San Luis Potosi, Mexico, and lower conversion costs of $4 million. Price and product mix improvements include TireHub equity losses of $4 million and $6 million in the third quarter of 2019 and 2018, respectively.
Operating income in the third quarter of 2019 excluded rationalization charges of $9 million. Operating income in the third quarter of 2018 excluded the net gain recognized on the TireHub transaction of $287 million and net gains on asset sales of $1 million.
Nine Months Ended September 30, 2019 and 2018
Americas unit sales in the first nine months of 2019 decreased 0.1 million units, or 0.2%, to 51.7 million units. OE tire volume decreased 1.1 million units, or 8.1%, primarily in our consumer business in the United States, driven by lower vehicle production and our OE selectivity strategy. Replacement tire volume increased 1.0 million units, or 2.5%, primarily due to an increase in our consumer business in the United States driven by growth in 17-inch and above rim size tires.
Net sales in the first nine months of 2019 were $5,896 million, decreasing $158 million, or 2.6%, from $6,054 million in the first nine months of 2018. The decrease in net sales was driven by lower sales in other tire-related businesses of $118 million, primarily due to a decrease in third-party sales of chemical products, unfavorable foreign currency translation of $84 million, primarily related to the Argentine peso, Brazilian real and Canadian dollar, and lower tire volume of $7 million. These decreases were partially offset by improvements in price and product mix of $50 million, primarily due to the impact of higher raw material costs on pricing.
Operating income in the first nine months of 2019 was $398 million, decreasing $77 million, or 16.2%, from $475 million in the first nine months of 2018. The decrease in operating income was due to higher raw material costs of $107 million, lower income in other tire-related businesses of $36 million, primarily due to a decrease in third-party sales of chemical products, the 2018 favorable indirect tax settlement in Brazil of $21 million, higher SAG of $21 million, primarily due to higher incentive compensation and inflation, and unfavorable foreign currency translation of $6 million. These decreases in operating income were partially offset by lower conversion costs of $39 million, primarily due to the benefit of increased tire production on overhead absorption, improvements in price and product mix of $38 million, lower start-up costs of $28 million associated with our new plant in San Luis Potosi, Mexico, and lower import and transportation related costs of $15 million.
Price and product mix improvements include TireHub equity losses of $29 million and $6 million in the first nine months of 2019 and 2018, respectively. These losses reflect higher than expected start-up expenses and additional costs incurred to build out TireHub’s distribution footprint for future growth. We expect to continue to incur our share of these losses as TireHub transitions through its start-up phase.
Operating income in the first nine months of 2019 excluded rationalization charges of $18 million. Operating income in the first nine months of 2018 excluded the net gain recognized on the TireHub transaction of $273 million, rationalization charges of $3 million and net gains on asset sales of $3 million.
Europe, Middle East and Africa

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2019	2018	Change	Change	2019	2018	Change	Change
Tire Units	14.5	15.2	(0.7)	(5.6)%	42.1	44.1	(2.0)	(4.7)%
Net Sales	$1,205	$1,290	$(85)	(6.6)%	$3,567	$3,880	$(313)	(8.1)%
Operating Income	66	111	(45)	(40.5)%	164	289	(125)	(43.3)%
Operating Margin	5.5%	8.6%			4.6%	7.4%
Three Months Ended September 30, 2019 and 2018
Europe, Middle East and Africa unit sales in the third quarter of 2019 decreased 0.7 million units, or 5.6%, to 14.5 million units. Replacement tire volume decreased 0.5 million units, or 4.5%, primarily due to lower consumer replacement volumes, reflecting decreased industry demand and challenges in our distribution channels. OE tire volume decreased 0.2 million units, or 9.3%, primarily in our consumer business, driven by lower vehicle production and our exit of declining, less profitable market segments.
Net sales in the third quarter of 2019 were $1,205 million, decreasing $85 million, or 6.6%, from $1,290 million in the third quarter of 2018. Net sales decreased primarily due to lower tire unit volume of $67 million and unfavorable foreign currency translation of $47 million, driven by the weakening of the euro, British pound and South African rand. These decreases were partially offset by improvements in price and product mix of $23 million, driven by our continued focus on 17-inch and above rim size consumer tires, and higher earnings in other tire-related businesses of $8 million.

Operating income in the third quarter of 2019 was $66 million, decreasing $45 million, or 40.5%, from $111 million in the third quarter of 2018. Operating income decreased due to higher conversion costs of $22 million, primarily due to the impact of lower tire production on overhead absorption and inflation, lower tire unit volume of $19 million, higher raw material costs of $10 million, and unfavorable foreign currency translation of $3 million. These decreases in operating income were partially offset by improvements in price and product mix of $11 million and lower SAG of $4 million. SAG and conversion costs included incremental savings from rationalization plans of $4 million and $2 million, respectively.
Operating income in the third quarter of 2019 excluded net rationalization charges of $12 million, accelerated depreciation of $1 million and net losses on asset sales of $1 million. Operating income in the third quarter of 2018 excluded net rationalization charges of $5 million.
Nine Months Ended September 30, 2019 and 2018
Europe, Middle East and Africa unit sales in the first nine months of 2019 decreased 2.0 million units, or 4.7%, to 42.1 million units. Replacement tire volume decreased 1.2 million units, or 3.8%, primarily due to lower consumer replacement volumes, reflecting decreased industry demand and challenges in our distribution channels. OE tire volume decreased 0.8 million units, or 7.4%, primarily in our consumer business, driven by lower vehicle production and our exit of declining, less profitable market segments.
Net sales in the first nine months of 2019 were $3,567 million, decreasing $313 million, or 8.1%, from $3,880 million in the first nine months of 2018. Net sales decreased primarily due to unfavorable foreign currency translation of $248 million, driven by the weakening of the euro, Turkish lira, British pound and South African rand, and lower tire unit volume of $169 million. These decreases were partially offset by improvements in price and product mix of $103 million, driven by price increases on commercial tire sales and our continued focus on 17-inch and above rim size consumer tires.
Operating income in the first nine months of 2019 was $164 million, decreasing $125 million, or 43.3%, from $289 million in the first nine months of 2018. Operating income decreased due to higher raw material costs of $56 million, lower tire unit volume of $46 million, higher conversion costs of $27 million, primarily due to inflation, unfavorable foreign currency translation of $17 million, higher transportation costs of $8 million, higher SAG of $6 million, primarily due to inflation, and $5 million of start-up costs primarily at our new plant in Luxembourg. These decreases in operating income were partially offset by improvements in price and product mix of $56 million. SAG and conversion costs included incremental savings from rationalization plans of $13 million and $4 million, respectively.
Operating income in the first nine months of 2019 excluded net rationalization charges of $110 million, net gains on asset sales of $5 million and accelerated depreciation of $2 million. Operating income in the first nine months of 2018 excluded net rationalization charges of $31 million, net losses on asset sales of $2 million and accelerated depreciation of $2 million.
Asia Pacific

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent				Percent
(In millions)	2019	2018	Change	Change	2019	2018	Change	Change
Tire Units	7.9	7.5	0.4	5.4%	21.9	22.6	(0.7)	(3.0)%
Net Sales	$548	$531	$17	3.2%	$1,569	$1,665	$(96)	(5.8)%
Operating Income	53	57	(4)	(7.0)%	141	203	(62)	(30.5)%
Operating Margin	9.7%	10.7%			9.0%	12.2%
Three Months Ended September 30, 2019 and 2018
Asia Pacific unit sales in the third quarter of 2019 increased 0.4 million units, or 5.4%, to 7.9 million units. OE tire volume increased 0.1 million units, or 2.0%, primarily in our consumer business in China, partially offset by softness in India. Replacement tire volume increased 0.3 million units, or 7.4%, primarily in our consumer business in Japan and China.
Net sales in the third quarter of 2019 were $548 million, increasing $17 million, or 3.2%, from $531 million in the third quarter of 2018. Net sales increased due to higher tire unit volume of $25 million and improvements in price and product mix of $6 million. These increases were partially offset by unfavorable foreign currency translation of $10 million, primarily related to the weakening of the Chinese yuan and Australian dollar, and lower sales in other tire-related businesses of $4 million.
Operating income in the third quarter of 2019 was $53 million, decreasing $4 million, or 7.0%, from $57 million in the third quarter of 2018. Operating income decreased due to higher conversion costs of $8 million, primarily due to the impact of lower tire production on overhead absorption, and unfavorable price and product mix of $3 million. These decreases were partially offset by higher tire unit volume of $7 million.

Nine Months Ended September 30, 2019 and 2018
Asia Pacific unit sales in the first nine months of 2019 decreased 0.7 million units, or 3.0%, to 21.9 million units. OE tire volume decreased 0.8 million units, or 8.5%, primarily in our consumer business in India and China due to lower vehicle production. Replacement tire volume increased 0.1 million units, or 0.7%, primarily in our consumer business in India.
Net sales in the first nine months of 2019 were $1,569 million, decreasing $96 million, or 5.8%, from $1,665 million in the first nine months of 2018. Net sales decreased due to unfavorable foreign currency translation of $56 million, primarily related to the weakening of the Chinese yuan, Australian dollar and Indian rupee, lower tire unit volume of $49 million, and lower sales in other tire related businesses of $11 million. These decreases were partially offset by improvements in price and product mix of $20 million.
Operating income in the first nine months of 2019 was $141 million, decreasing $62 million, or 30.5%, from $203 million in the first nine months of 2018. Operating income decreased due to higher raw material costs of $24 million, higher conversion costs of $24 million, primarily due to the impact of lower tire production on overhead absorption, lower tire unit volume of $14 million, unfavorable price and product mix of $10 million, and unfavorable foreign currency translation of $6 million. These decreases in operating income were partially offset by lower SAG of $8 million, primarily due to lower advertising costs.
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
At September 30, 2019, we had $868 million in cash and cash equivalents, compared to $801 million at December 31, 2018. For the nine months ended September 30, 2019, net cash used by operating activities was $139 million, primarily driven by cash used for working capital of $1,061 million, pension contributions and direct payments of $51 million and rationalization payments of $46 million. These decreases in cash were partially offset by cash derived from net income of $102 million, which includes non-cash charges of $584 million for depreciation and amortization and $128 million for net rationalization charges. Net cash used in investing activities was $584 million, primarily reflecting capital expenditures of $561 million. Net cash provided by financing activities was $789 million, primarily due to net borrowings of $950 million, partially offset by cash used for dividends of $111 million.
At September 30, 2019, we had $2,521 million of unused availability under our various credit agreements, compared to $3,151 million at December 31, 2018. The table below presents unused availability under our credit facilities at those dates:

	September 30,	December 31,
(In millions)	2019	2018
First lien revolving credit facility	$1,411	$1,633
European revolving credit facility	515	629
Chinese credit facilities	285	199
Mexican credit facilities	—	140
Other domestic and international debt	78	221
Notes payable and overdrafts	232	329
	$2,521	$3,151
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
We expect our 2019 cash flow needs to include capital expenditures of approximately $800 million to $825 million. We also expect interest expense to be approximately $350 million, restructuring payments to be approximately $65 million, dividends on our common stock to be approximately $150 million, and contributions to our funded non-U.S. pension plans to be approximately $25 million to $50 million. We expect working capital to be a use of cash of less than $100 million in 2019. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities for the next twelve months and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, that are subject to such requirements or limitations to be integral to our liquidity or our ability to service our debt and operational requirements. At September 30, 2019, approximately $703 million of net assets, including $147 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Operating Activities
Net cash used by operating activities was $139 million in the first nine months of 2019, increasing $115 million compared to net cash used by operating activities of $24 million in the first nine months of 2018.
The increase in net cash used by operating activities was driven by a decrease in operating income from our SBUs of $264 million and an increase in cash used for working capital of $235 million. During the first nine months of 2019, cash flows from operating activities were favorably impacted by an increase in Balance Sheet accruals for Other Current Liabilities of $135 million, primarily due to changes in indirect taxes, and Compensation and Benefits of $122 million, primarily due to higher wages and benefits, including higher incentive compensation. Cash flows from operating activities during the first nine months of 2019 also benefited from lower cash payments for rationalizations of $105 million, reflecting cash payments made during 2018 related to the closure of our tire manufacturing facility in Philippsburg, Germany.
The increase in cash used for working capital primarily related to Accounts Payable—Trade, which decreased during the first nine months of 2019 as compared to an increase during the first nine months of 2018, resulting in a year-over-year use of cash of $345 million. That use of cash was primarily driven by raw material prices which moderated during 2019 compared to increasing prices during 2018, as well as the impact of lower production levels during the third quarter of 2019, primarily in EMEA and Asia Pacific. Cash used for inventories decreased during the first nine months of 2019, providing an operating cash flow benefit of $88 million, also as a result of moderating raw material prices and lower production levels.
Investing Activities
Net cash used by investing activities was $584 million in the first nine months of 2019, compared to $664 million in the first nine months of 2018. Capital expenditures were $561 million in the first nine months of 2019, compared to $615 million in the first nine months of 2018. Beyond expenditures required to sustain our facilities, capital expenditures in 2019 and 2018 primarily related to investments in additional 17-inch and above capacity around the world.
Financing Activities
Net cash provided by financing activities was $789 million in the first nine months of 2019, compared to net cash provided by financing activities of $577 million in the first nine months of 2018. Financing activities in 2019 included net borrowings of $950 million, which were partially offset by dividends on our common stock of $111 million. Financing activities in 2018 included net borrowings of $903 million, which were partially offset by common stock repurchases of $200 million and dividends on our common stock of $100 million.

Credit Sources
In aggregate, we had total credit arrangements of $9,036 million available at September 30, 2019, of which $2,521 million were unused, compared to $8,971 million available at December 31, 2018, of which $3,151 million were unused. At September 30, 2019, we had long term credit arrangements totaling $8,301 million, of which $2,289 million were unused, compared to $8,212 million and $2,822 million, respectively, at December 31, 2018. At September 30, 2019, we had short term committed and uncommitted credit arrangements totaling $735 million, of which $232 million were unused, compared to $759 million and $329 million, respectively, at December 31, 2018. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At September 30, 2019, we had $3,302 million of outstanding notes compared to $3,314 million at December 31, 2018.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of September 30, 2019, our borrowing base, and therefore our availability, under the facility was $252 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At September 30, 2019, we had $300 million of borrowings and $37 million of letters of credit issued under the revolving credit facility. At December 31, 2018, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
At September 30, 2019, we had $340 million in letters of credit issued under bilateral letter of credit agreements.
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
At September 30, 2019 and December 31, 2018, the amounts outstanding under this facility were $400 million.
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
At September 30, 2019, there were $100 million (€92 million) of borrowings outstanding under the German tranche, $256 million (€235 million) of borrowings outstanding under the all-borrower tranche and no letters of credit outstanding under the European revolving credit facility. At December 31, 2018, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
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

Accounts Receivable Securitization Facilities (On-Balance Sheet)
GEBV and certain other of our European subsidiaries are parties to a pan-European accounts receivable securitization facility that expires in 2023. The terms of the facility provide the flexibility to designate annually the maximum amount of funding available under the facility in an amount of not less than €30 million and not more than €450 million. For the period from October 18, 2018 through October 15, 2020, the designated maximum amount of the facility is €320 million.
The facility involves the ongoing daily sale of substantially all of the trade accounts receivable of certain GEBV subsidiaries. These subsidiaries retain servicing responsibilities. Utilization under this facility is based on eligible receivable balances.
The funding commitments under the facility will expire upon the earliest to occur of: (a) September 26, 2023, (b) the non-renewal and expiration (without substitution) of all of the back-up liquidity commitments, (c) the early termination of the facility according to its terms (generally upon an Early Amortisation Event (as defined in the facility), which includes, among other things, events similar to the events of default under our senior secured credit facilities; certain tax law changes; or certain changes to law, regulation or accounting standards), or (d) our request for early termination of the facility. The facility’s current back-up liquidity commitments will expire on October 15, 2020.
At September 30, 2019, the amounts available and utilized under this program totaled $306 million (€281 million). At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs during the first nine months of 2019. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At September 30, 2019, the gross amount of receivables sold was $539 million, compared to $568 million at December 31, 2018.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the programs. Agreements for such financing programs totaled up to $500 million at September 30, 2019 and December 31, 2018.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of September 30, 2019, our availability under this facility of $1,411 million, plus our Available Cash of $177 million, totaled $1,588 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At September 30, 2019, we were in compliance with this financial covenant.
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
At September 30, 2019, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
In the first nine months of 2019, we paid cash dividends of $111 million on our common stock. This amount excludes dividends earned on stock based compensation plans of $1 million for the first nine months of 2019. On October 7, 2019, the Board of Directors (or duly authorized committee thereof) declared cash dividends $0.16 per share of common stock, or approximately $37 million in the aggregate. The dividend will be paid on December 2, 2019 to stockholders of record as of the close of business on November 1, 2019. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program. From time to time, the Board of Directors has approved increases in the amount authorized to be purchased under that program. On February 2, 2017, the Board of Directors approved a further increase in that authorization to an aggregate of $2.1 billion. This program expires on December 31, 2019, and is intended to be used, subject to our cash flow, to repurchase shares of common stock in open market transactions in order to offset new shares issued under equity compensation programs and to provide for additional shareholder returns. During the first nine months of 2019, we did not repurchase any common stock. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate. We do not expect to make a significant amount of share repurchases in 2019.
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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At September 30, 2019, 42% of our debt was at variable interest rates averaging 4.18%.
The following table presents information about long term fixed rate debt, excluding finance leases, at September 30, 2019:

(In millions)
Carrying amount — liability	$3,424
Fair value — liability	3,477
Pro forma fair value — liability	3,561
The pro forma information assumes a 100 basis point decrease in market interest rates at September 30, 2019, and reflects the estimated fair value of fixed rate debt outstanding at that date under that assumption. The sensitivity of our fixed rate debt to changes in interest rates was determined using current market pricing models.
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
The following table presents net foreign currency contract information at September 30, 2019:

(In millions)
Fair value — asset (liability)	$39
Pro forma decrease in fair value	(189)
Contract maturities	10/19-9/21
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at September 30, 2019, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.
Fair values are recognized on the Consolidated Balance Sheet at September 30, 2019 as follows:

(In millions)
Current asset (liability):
Accounts receivable	$39
Other current liabilities	(4)

Long term asset (liability):
Other assets	$4
Other long term liabilities	—

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented new internal controls during the first quarter of 2019 to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on January 1, 2019.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Asbestos Litigation
As reported in our Form 10-K for the year ended December 31, 2018, we were one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 43,100 claimants relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present in our facilities. During the first nine months of 2019, approximately 1,200 new claims were filed against us and approximately 4,400 were settled or dismissed. The amounts expended on asbestos defense and claim resolution by Goodyear and its insurance carriers during the third quarter and the first nine months of 2019 were $6 million and $17 million, respectively. At September 30, 2019, there were approximately 39,900 asbestos claims pending against us. The plaintiffs are seeking unspecified actual and punitive damages and other relief. Refer to Note to the Consolidated Financial Statements No. 13, Commitments and Contingent Liabilities, in this Form 10-Q for additional information on asbestos litigation.
Reference is made to Item 3 of Part I of our 2018 Form 10-K and to Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
Refer to "Item 1A. Risk Factors" in our 2018 Form 10-K for a discussion of our risk factors.
ITEM 6. EXHIBITS.
Refer to the Index of Exhibits, which is by specific reference incorporated into and made a part of this Quarterly Report on Form 10-Q.
___________________

THE GOODYEAR TIRE & RUBBER COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2019
INDEX OF EXHIBITS

Exhibit
Table
Item		Exhibit
No.	Description of Exhibit	Number

31	Rule 13a-14(a) Certifications

(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1

(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2

32	Section 1350 Certifications

(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.	32.1

101	Interactive Data Files

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS

	Inline XBRL Taxonomy Extension Schema Document.	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE

104	Cover Page Interactive Data File

The cover page from the Company's Quarterly Report on Form10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	October 25, 2019	By	/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Signing on behalf of the Registrant as a duly authorized officer of the Registrant and signing as the Principal Accounting Officer of the Registrant.)