Form 10-K
period 2019-12-31
GOODYEAR TIRE & RUBBER CO /OH/
filed 2020-02-11
CIK 42582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
The aggregate market value of the common stock held by nonaffiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 28, 2019, was approximately $3.5 billion.

Shares of Common Stock, Without Par Value, outstanding at January 31, 2020:

232,664,275
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 6, 2020 are incorporated by reference in Part III.

THE GOODYEAR TIRE & RUBBER COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

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
We are one of the world’s leading manufacturers of tires, engaging in operations in most regions of the world. In 2019, our net sales were $14,745 million and Goodyear’s net loss was $311 million. We develop, manufacture, market and distribute tires for most applications. We also manufacture and market rubber-related chemicals for various applications. We are one of the world’s largest operators of commercial truck service and tire retreading centers. In addition, we operate approximately 1,000 retail outlets where we offer our products for sale to consumer and commercial customers and provide repair and other services. We manufacture our products in 47 manufacturing facilities in 21 countries, including the United States, and we have marketing operations in almost every country around the world. We employ approximately 63,000 full-time and temporary associates worldwide.
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
DESCRIPTION OF GOODYEAR’S BUSINESS
GENERAL INFORMATION REGARDING OUR SEGMENTS
For the year ended December 31, 2019, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific.
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
Our principal products are new tires for most applications. Approximately 85% of our sales in 2019, 84% in 2018 and 87% in 2017 were for tire units. Sales of chemical products and natural rubber to unaffiliated customers were 3% in 2019, 4% in 2018 and 3% in 2017 of our consolidated sales (5%, 7% and 6% of Americas total sales in 2019, 2018 and 2017, respectively). The percentages of each segment’s sales attributable to tire units during the periods indicated were:

	Year Ended December 31,
Tire Unit Sales	2019	2018	2017
Americas	80%	78%	81%
Europe, Middle East and Africa	91	92	94
Asia Pacific	91	91	90

Each segment exports tires to other segments. The financial results of each segment exclude sales of tires exported to other segments, but include operating income derived from such transactions.
Goodyear does not include motorcycle, aviation, race or all-terrain vehicle tires in reported tire unit sales.
Tire unit sales for each segment during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — SEGMENT

	Year Ended December 31,
(In millions of tires)	2019	2018	2017
Americas	70.4	70.9	70.9
Europe, Middle East and Africa	55.1	57.8	57.1
Asia Pacific	29.8	30.5	31.2
Goodyear worldwide tire units	155.3	159.2	159.2
Our replacement and OE tire unit sales during the periods indicated were:
GOODYEAR’S ANNUAL TIRE UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2019	2018	2017
Replacement tire units	115.0	115.1	113.5
OE tire units	40.3	44.1	45.7
Goodyear worldwide tire units	155.3	159.2	159.2
New tires are sold under highly competitive conditions throughout the world. On a worldwide basis, we have two major competitors: Bridgestone (based in Japan) and Michelin (based in France). Other significant competitors include Continental, Cooper, Hankook, Kumho, Nexen, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers.
We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. Goodyear and Dunlop branded tires enjoy a high recognition factor and have a reputation for performance and product design. The Kelly, Debica, Sava and Fulda brands and various house brand tire lines offered by us, and tires manufactured and sold by us to private brand customers, compete primarily on the basis of value and price.
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
Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and various other applications.
Goodyear brand radial passenger tire lines sold throughout Americas include the Assurance family of product lines for the premium and mid-tier passenger and cross-over utility segments; the Direction family of product lines for the mid-tier consumer segment; the Eagle family of product lines for the high-performance segment; the Wrangler family of product lines for the sport utility vehicle and light truck segments; and the Ultra Grip and WinterCommand family of winter tires. Additionally, we offer Dunlop brand radial tire lines including Signature HP and SP Sport for the passenger and performance segments; Grandtrek tire lines for the cross-over, sport utility vehicle and light truck segments; and SP Winter, Winter Maxx and Grandtrek tire lines for the winter tire segment. Americas also manufactures and sells several lines of Kelly brand radial tires for passenger cars and light trucks including the Kelly Edge A/S, Edge HP and Edge AT. Our Americas commercial business provides commercial truck tires, retreads, services, tools and business solutions to trucking fleets. Americas also:

•	manufactures tread rubber and other tire retreading materials for trucks, heavy equipment and aviation,

•	retreads truck, aviation and OTR tires, primarily as a service to its commercial customers,

•	sells products and installation services online through our websites, www.goodyear.com for consumer tires and www.goodyeartrucktires.com for commercial tires,

•	provides automotive maintenance and repair services at approximately 570 Company-owned retail outlets primarily under the Goodyear or Just Tires names,

•
provides trucking fleets with new tires, retreads, mechanical service, preventative maintenance and roadside assistance from approximately 210 Company-owned locations, primarily Goodyear Commercial Tire & Service Centers,

•	sells automotive repair and maintenance items, automotive equipment and accessories and other items to dealers and consumers,

•	sells chemical products and natural rubber to Goodyear’s other business segments and to unaffiliated customers, and

•	provides miscellaneous other products and services.
In 2019, Americas launched several new consumer tires under the Goodyear brand, including the Goodyear Eagle Exhilarate, the Goodyear WinterCommand and the Goodyear Fortitude HT. Americas commercial business launched two new tires under the Goodyear UltraGrip and Goodyear Marathon lines to service our long haul, regional, mixed service and city service customers.
In 2018, we formed a 50/50 joint venture with Bridgestone Americas, Inc. (“Bridgestone”) that combined our Company-owned wholesale distribution business and Bridgestone’s tire wholesale warehouse business to create TireHub, LLC (“TireHub”), a national tire distributor in the United States.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Americas during the periods indicated were:
AMERICAS UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2019	2018	2017
Replacement tire units	55.1	53.8	53.5
OE tire units	15.3	17.1	17.4
Total tire units	70.4	70.9	70.9
Americas is a major supplier of tires to most manufacturers of automobiles, trucks, buses, aircraft, and earthmoving, mining and industrial equipment that have production facilities located in the Americas.
Americas' primary competitors are Bridgestone and Michelin. Other significant competitors include Continental, Cooper, Nexen, Pirelli, and imports from other regions, primarily Asia.
The principal channel for the sale of Goodyear brand tires in Americas is a large network of independent dealers. Goodyear, Dunlop and Kelly brand tires are also sold to numerous national and regional retailers, in Goodyear Company-owned stores in the United States, and through the wholesale channel, including through TireHub, our sole national wholesale tire distributor in the United States, and a network of aligned U.S. regional wholesale tire distributors.
We are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), which has established various standards and regulations applicable to tires sold in the United States. NHTSA has the authority to order the recall of automotive products, including tires, having a defect related to motor vehicle safety or that do not comply with a motor vehicle safety standard. In addition, the Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) imposes numerous reporting requirements with respect to tires. The TREAD Act also requires tire manufacturers to comply with rigorous tire testing standards.
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
In 2019, EMEA launched a number of new consumer tires under the Goodyear, Dunlop, Debica, Sava and Fulda brands, including the Goodyear Eagle F1 Asymmetric 5 for the ultra high performance segment, the Goodyear UltraGrip 9 and UltraGrip Performance tires for the winter segment, and the Goodyear Eagle F1 SuperSport range for the ultra-ultra high performance segment. EMEA also introduced a number of commercial truck tires, including the KMax Gen-2 and Fuel Max Gen-2.

Markets and Other Information
Tire unit sales to replacement and OE customers served by EMEA during the periods indicated were:
EUROPE, MIDDLE EAST AND AFRICA UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2019	2018	2017
Replacement tire units	41.5	42.9	41.4
OE tire units	13.6	14.9	15.7
Total tire units	55.1	57.8	57.1
EMEA is a significant supplier of tires to most vehicle manufacturers across the region.
EMEA’s primary competitors are Michelin, Bridgestone, Continental, Pirelli, several regional and local tire producers, and imports from other regions, primarily Asia.
Goodyear and Dunlop brand tires are sold for replacement in EMEA through various channels of distribution, principally independent multi-brand tire dealers. In some areas, Goodyear brand tires, as well as Dunlop, Debica, Sava and Fulda brand tires, are distributed through independent dealers, regional distributors and retail outlets, of which approximately 60 are owned by Goodyear.
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
In 2019, Asia Pacific released new consumer tires under the Goodyear brand, including the Goodyear Assurance DuraPlus 2 and the Goodyear Wrangler AT SilentTrac for all markets, and introduced new sizes of the Goodyear Optilife 2 for the Australian market. In addition, Asia Pacific began importing the Goodyear Eagle F1 Asymmetric 5 and Goodyear Eagle F1 SuperSport. Asia Pacific also launched two new commercial tires, the Goodyear premium drive tire, KMax G667+, for logistics fleets and a low rolling resistance tire, the Goodyear S206 FuelMaxII.
Markets and Other Information
Tire unit sales to replacement and OE customers served by Asia Pacific during the periods indicated were:
ASIA PACIFIC UNIT SALES — REPLACEMENT AND OE

	Year Ended December 31,
(In millions of tires)	2019	2018	2017
Replacement tire units	18.4	18.4	18.6
OE tire units	11.4	12.1	12.6
Total tire units	29.8	30.5	31.2
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
Other important raw materials and components we use are carbon black, steel cord, fabrics and petrochemical-based commodities. Substantially all of these raw materials and components are purchased from independent suppliers, except for certain chemicals we manufacture. We purchase most raw materials and components in significant quantities from several suppliers, except in those instances where only one or a few qualified sources are available. We anticipate the continued availability of all raw materials and components we will require during 2020, subject to spot shortages and unexpected disruptions caused by natural disasters, such as hurricanes, and other events.
Substantial quantities of fuel and other petrochemical-based commodities are used in the production of tires, synthetic rubber and other products. Supplies of such fuels and commodities have been and are expected to continue to be available to us in quantities sufficient to satisfy our anticipated requirements, subject to spot shortages.
Patents and Trademarks
We own approximately 1,800 product, process and equipment patents issued by the United States Patent Office and approximately 3,400 patents issued or granted in other countries around the world. We have approximately 400 applications for United States patents pending and approximately 1,000 patent applications on file in other countries around the world. While such patents and patent applications as a group are important, we do not consider any patent or patent application to be of such importance that the loss or expiration thereof would materially affect Goodyear or any business segment.
We own, control or use approximately 1,500 different trademarks, including several using the word “Goodyear” or the word “Dunlop.” Approximately 8,300 registrations and 400 pending applications worldwide protect these trademarks. While such trademarks as a group are important, the only trademarks we consider material to our business, or to the business of any of our segments, are those using the word “Goodyear,” and with respect to certain of our international business segments, those using the word “Dunlop.” We believe our trademarks are valid and most are of unlimited duration as long as they are adequately protected and appropriately used.
Backlog
Our backlog of orders is not considered material to, or a significant factor in, evaluating and understanding any of our business segments or our businesses considered as a whole.
Employees
At December 31, 2019, we employed approximately 63,000 full-time and temporary people throughout the world, including approximately 37,000 people covered under collective bargaining agreements. Approximately 6,000 of our employees in the United States are covered by a master collective bargaining agreement with the United Steelworkers ("USW"), which expires in July 2022. In addition, approximately 1,000 of our employees in the United States are covered by other contracts with the USW and various other unions. Approximately 18,000 of our employees outside of the United States are covered by union contracts that currently have expired or that will expire in 2020, primarily in Germany, Poland, China, Slovenia, Turkey and Mexico. Unions represent a major portion of our employees in the United States and Europe.
Compliance with Environmental Regulations
We are subject to extensive regulation under environmental and occupational health and safety laws and regulations. These laws and regulations relate to, among other things, air emissions, discharges to surface and underground waters and the generation, handling, storage, transportation and disposal of waste materials and hazardous substances. We have several continuing programs designed to ensure compliance with federal, state and local environmental and occupational safety and health laws and regulations. We expect capital expenditures for pollution control facilities and occupational safety and health projects to be approximately $50 million and $55 million in 2020 and 2021, respectively.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are: (1) the names and ages of all executive officers of the Company at February 11, 2020, (2) all positions with the Company presently held by each such person, and (3) the positions held by, and principal areas of responsibility of, each such person during the last five years.

Name	Position(s) Held	Age

Richard J. Kramer	Chairman of the Board, Chief Executive Officer and President	56
Mr. Kramer was elected Chief Executive Officer and President in April 2010 and Chairman in October 2010. He is the principal executive officer of the Company. Mr. Kramer joined Goodyear in 2000 and has served as Executive Vice President and Chief Financial Officer (June 2004 to August 2007), President, North America (March 2007 to February 2010) and Chief Operating Officer (June 2009 to April 2010).

Darren R. Wells	Executive Vice President and Chief Financial Officer	54
Mr. Wells was named Executive Vice President and Chief Financial Officer in September 2018. He is Goodyear’s principal financial officer. Mr. Wells previously served as Goodyear’s Executive Vice President and Chief Financial Officer from October 2008 to November 2013. He first joined Goodyear in 2002 and has also served as President, Europe, Middle East and Africa (December 2013 to December 2015). Prior to rejoining Goodyear, Mr. Wells was an Executive in Residence and MBA Coach at the University of South Florida’s Muma College of Business from January 2018 to September 2018.

Stephen R. McClellan	President, Americas	54
Mr. McClellan was named President, Americas in January 2016. He is the executive officer responsible for Goodyear's operations in North, Central and South America. Mr. McClellan joined Goodyear in 1988 and has served as President, North America (August 2011 to December 2015).

Christopher R. Delaney	President, Europe, Middle East and Africa	58
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

Ryan G. Patterson	President, Asia Pacific	46
Mr. Patterson was named President, Asia Pacific in September 2017. He is the executive officer responsible for Goodyear’s operations in Asia, Australia, New Zealand and the Western Pacific. Mr. Patterson joined Goodyear in 2002 and has served as President, North America Consumer (September 2014 to September 2017).

Jonathan Bellissimo	Senior Vice President, Global Operations and Technology	64
Mr. Bellissimo was named Senior Vice President, Global Operations and Technology effective January 1, 2019. He is the executive officer responsible for Goodyear’s global manufacturing, supply chain, sales and operations planning, engineering and product quality activities. Mr. Bellissimo joined Goodyear in 1977 and has served as General Director of the Goodyear Innovation Center in Akron, Ohio (January 2010 to August 2016) and Vice President, Americas Product Development & Chemical (September 2016 to December 31, 2018).

Laura P. Duda	Senior Vice President, Global Communications	50
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

Christopher P. Helsel	Senior Vice President and Chief Technology Officer	54
Mr. Helsel was named Vice President and Chief Technology Officer in September 2017 and became a Senior Vice President in February 2019. He is the executive officer responsible for Goodyear’s global research and development activities. Mr. Helsel joined Goodyear in 1996 and has served as Director, Retread (January 2013 to February 2017) and Director, North America Commercial and Global Off-Highway Technology (March 2017 to August 2017).

Name	Position(s) Held	Age

David E. Phillips	Senior Vice President and General Counsel	44
Mr. Phillips was named Senior Vice President and General Counsel effective on June 4, 2019. He is Goodyear's chief legal officer. Mr. Phillips joined Goodyear in 2011 and has served as Senior Legal Counsel (2011 to April 2016), Associate General Counsel, North America (May 2016 to August 2016) and Associate General Counsel, Americas (September 2016 to June 3, 2019).

Gary S. VanderLind	Senior Vice President, Global Human Resources	57
Mr. VanderLind was named Senior Vice President, Global Human Resources effective February 1, 2019. He is Goodyear’s chief human resources officer. Mr. VanderLind joined Goodyear in 1985 and has served as Vice President, Human Resources - North America (September 2007 to August 2016) and Vice President, Human Resources - Americas (September 2016 to January 31, 2019).

Evan M. Scocos	Vice President and Controller	48
Mr. Scocos was named Vice President and Controller in June 2016. He is Goodyear's principal accounting officer. Mr. Scocos joined Goodyear in 2004 and has served as Vice President and General Auditor (March 2014 to May 2016).

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
We continued to experience challenging global industry conditions in 2019, and our business was impacted by trends that negatively affected the tire industry in general. These negative trends include higher raw material costs, foreign currency headwinds due to a strong U.S. dollar, lower OE industry volumes, softening demand in Europe, weak market conditions in China, and economic volatility in Latin America, particularly in Brazil. Global tire industry demand continues to be difficult to predict. If these overall trends continue or worsen, then our operational and financial condition could be adversely affected.
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
We believe that our manufacturing footprint is less cost-competitive than that of our principal competitors. To begin to address this competitive disadvantage, we are curtailing production of tires for declining, less profitable segments of the tire market and undertaking significant capital investments in building, expanding and modernizing manufacturing facilities around the world to strengthen the competitiveness of our manufacturing footprint and increase production of premium, large-rim diameter consumer tires. The failure to implement successfully this or our other important strategic initiatives may materially adversely affect our operating results, financial condition and liquidity.
We are also facing distribution challenges in Europe which have adversely impacted our consumer replacement tire business in that region. We plan to address these challenges by taking actions to better align our European distribution network in order to capture the full value of our products and brands in the marketplace. The changes we expect to pursue to our distribution network in Europe could lead to a disruption in our consumer replacement sales in 2020. However, if we fail to address the distribution challenges that we face, or our plans to align our distribution network in Europe do not achieve the desired result, our competitive position may deteriorate and our operating results, financial condition and liquidity could be adversely affected.
Our performance is also dependent on our ability to improve the volume and mix of higher margin tires we sell in our targeted market segments. In order to do so, we must be successful in developing, producing, marketing and selling products that consumers desire and that offer higher margins to us. Shifts in consumer demand away from higher margin tires could materially adversely affect our business. We have been capacity constrained from time to time with respect to the production of certain higher margin tires, particularly in the United States. When faced with these constraints, we try to alleviate them by utilizing our global manufacturing footprint to meet the demand for our tires and by adding manufacturing capacity. However, in spite of these initiatives, we may not be able to meet all of the demand for certain of our higher margin tires, which could harm our competitive position and limit our growth.
We cannot assure you that our strategic initiatives will be successful. If not, we may not be able to achieve or sustain future profitability, which would impair our ability to meet our debt and other obligations and would otherwise negatively affect our operating results, financial condition and liquidity.
We face significant global competition and our market share could decline.
New tires are sold under highly competitive conditions throughout the world. We compete with other tire manufacturers on the basis of product design, performance, price and terms, reputation, warranty terms, customer service and consumer convenience. On a worldwide basis, we have two major competitors, Bridgestone (based in Japan) and Michelin (based in France), that have large shares of the markets of the countries in which they are based and are aggressively seeking to maintain or improve their worldwide market share. Other significant competitors include Continental, Cooper, Hankook, Kumho, Nexen, Pirelli, Sumitomo, Toyo, Yokohama and various regional tire manufacturers. Our competitors produce significant numbers of tires in low-cost countries, and have announced plans to further increase their production capacity in those countries as well as the United States. These increases in production capacity may result in even greater competition in the United States and elsewhere.
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
We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Our master collective bargaining agreement with the USW covers approximately 6,000 employees in the United States at December 31, 2019, and expires in July 2022. In addition, approximately 18,000 of our employees outside of the United States are covered by union contracts that have expired or are expiring in 2020, primarily in Germany, Poland, China, Slovenia, Turkey and Mexico. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
The financial position and results of operations of many of our international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The strengthening of the U.S. dollar against these foreign currencies ordinarily has a negative impact on our reported sales and operating margin (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2019, foreign currency translation unfavorably affected sales by $451 million and unfavorably affected segment operating income by $38 million compared to the year ended December 31, 2018. The volatility of currency exchange rates may materially adversely affect our operating results.
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
We experienced challenging global industry conditions in 2019, particularly in EMEA and Asia Pacific. As a result of these industry conditions, automotive vehicle production and global tire industry demand continues to be difficult to predict.
Although sales to our OE customers accounted for approximately 20% of our net sales in 2019, demand for our products by OE customers and production levels at our facilities are impacted by automotive vehicle production. We may experience future declines in sales volume due to declines in new vehicle sales, the performance, discontinuation or sale of certain OE brands, platforms or programs, increased competition, or weakness in the demand for replacement tires, which could result in us incurring under-absorbed fixed costs at our production facilities or slowing the rate at which we are able to recover those costs.
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
Productivity improvements and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. In addition, as part of our strategy to reduce high-cost and excess manufacturing capacity and to increase our capacity to produce higher margin tires, we may need to modernize or expand our facilities. We are currently undertaking significant construction, expansion and modernization projects in the United States, Germany, Luxembourg, Slovenia and Thailand.
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
We have a substantial amount of debt. As of December 31, 2019, our debt (including finance leases) on a consolidated basis was approximately $5.7 billion. Our substantial amount of debt and other obligations could have important consequences. For example, it could:

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
Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our strategic initiatives, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or eliminate the dividend on our common stock, reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We cannot assure you that we would be able to dispose of material assets or operations, obtain additional capital or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.
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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, which would require us to use more of our available cash to service our indebtedness. There can also be no assurance that we will be able to enter into swap agreements or other hedging arrangements in the future if we desire to do so, or that any existing or future hedging arrangements will offset increases in interest rates. As of December 31, 2019, we had $1,837 million of variable rate debt outstanding.
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
For further information regarding our contingent liabilities and tax matters, refer to Notes to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, and No. 6, Income Taxes. For further information regarding our accounting policies with respect to certain of our contingent liabilities and uncertain income tax positions, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”
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
The Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, imposes numerous requirements with respect to the early warning reporting of warranty claims, property damage claims, and bodily injury and fatality claims and also requires tire manufacturers, among other things, to comply with revised and more rigorous tire testing standards. Compliance with the TREAD Act regulations has increased the cost of producing and distributing tires in the United States. We have been subject to recalls in the past and it is possible that a recall of our tires, including under the TREAD Act or in other countries under similar regulations, could occur in the future. A substantial recall could have a material adverse effect on our reputation, operating results and financial condition.
In addition, as required by the Energy Independence and Security Act of 2007, NHTSA will establish a national tire fuel efficiency consumer information program. When the related rule-making process is completed, certain tires sold in the United States will be required to be rated for rolling resistance, traction and tread wear. While the federal law preempts state tire fuel efficiency laws adopted after January 1, 2006, we may become subject to additional tire fuel efficiency legislation, either in the United States or other countries.
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
Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. Our ability to attract and retain employees may be hampered due to the current cyclical downturn in the automotive and tire industries, which has resulted in reduced payments under our incentive compensation plans over the last several years. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be materially adversely affected.
We may be impacted by economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters.
We manage businesses and facilities worldwide. Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. We may not be insured against all such potential losses and, if insured, the insurance proceeds that we receive may not adequately compensate us for all of our losses. If the frequency or severity of natural disasters increases over time, we may experience a greater number of losses at certain of our facilities. Such losses could lead to an increase in the deductibles or cost of insurance for those facilities, or to the unavailability of insurance on terms that are acceptable to us.
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
PLANT UTILIZATION.  Our worldwide tire capacity utilization rate was approximately 85% during 2019 compared to approximately 87% in 2018 and 84% in 2017. The reported capacity utilization is an overall average for the Company. Our utilization rate can vary significantly between product lines, depending on the complexity of the tires, and between consumer and commercial tires, and can also vary between business segments.
OTHER FACILITIES.  We also own and operate two research and development facilities and technical centers, and seven tire proving grounds. We lease our Corporate and Americas headquarters and our research and development facility and technical center in Akron, Ohio. We operate approximately 1,000 retail outlets for the sale of our tires to consumer and commercial customers, approximately 50 tire retreading facilities and approximately 190 warehouse distribution facilities. Substantially all of these facilities are leased. We do not consider any one of these leased properties to be material to our operations. For additional information regarding leased properties, refer to the Notes to the Consolidated Financial Statements No. 13, Property, Plant and Equipment and No. 14, Leases, in this Form 10-K. Certain of our manufacturing facilities are mortgaged as collateral for our secured credit facilities. Refer to the Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS.
Asbestos Litigation
We are currently one of numerous defendants in legal proceedings in certain state and federal courts involving approximately 39,600 claimants at December 31, 2019 relating to their alleged exposure to materials containing asbestos in products allegedly manufactured by us or asbestos materials present at our facilities. We manufactured, among other things, rubber coated asbestos sheet gasket materials from 1914 through 1973 and aircraft brake assemblies containing asbestos materials prior to 1987. Some of the claimants are independent contractors or their employees who allege exposure to asbestos while working at certain of our facilities. It is expected that in a substantial portion of these cases there will be no evidence of exposure to a Goodyear manufactured product containing asbestos or asbestos in our facilities. The amount expended by us and our insurers on defense and claim resolution was approximately $22 million during 2019. The plaintiffs in the pending cases allege that they were exposed to asbestos and, as a result of such exposure, suffer from various respiratory diseases, including in some cases mesothelioma and lung cancer. The plaintiffs are seeking unspecified actual and punitive damages and other relief. For additional information on asbestos litigation, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €140 million ($157 million) against Goodyear France SAS (formerly known as Goodyear Dunlop Tires France). We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
Shareholder Derivative Litigation
On October 24, 2018, a purported shareholder of the Company filed a derivative action on behalf of the Company in the Court of Common Pleas for Summit County, Ohio against certain of our directors, our chief executive officer, and certain former officers and directors.  The complaint also names the Company as a nominal defendant.  The lawsuit alleges, among other things, breach of fiduciary duties, waste of corporate assets and fraudulent concealment in connection with certain G159 tires manufactured by us from 1996 until 2003.  The lawsuit seeks unspecified monetary damages, an award of attorney’s fees and expenses, and other legal and equitable relief.
Other Matters
In addition to the legal proceedings described above, various other legal actions, indirect tax assessments, claims and governmental investigations and proceedings covering a wide range of matters are pending against us, including claims and proceedings relating to several waste disposal sites that have been identified by the United States Environmental Protection Agency and similar agencies of various states for remedial investigation and cleanup, which sites were allegedly used by us in the past for the disposal of industrial waste materials. Based on available information, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto. For additional information regarding our legal proceedings, refer to the Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The principal market for our common stock is the Nasdaq Global Select Market (Stock Exchange Symbol: GT). At December 31, 2019, there were 12,321 holders of record of the 232,650,318 shares of our common stock then outstanding.
Set forth in the table below is certain information regarding the number of shares of our common stock that were subject to outstanding stock options or other compensation plan awards at December 31, 2019.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)
Equity compensation plans approved by shareholders	4,998,021	$20.61	12,305,582	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	4,998,021	$20.61	12,305,582

(1)
Under our equity compensation plans, up to a maximum of 1,427,342 performance shares in respect of performance periods ending on or subsequent to December 31, 2019, 103,492 shares of restricted stock and 2,734,475 restricted stock units have been awarded. In addition, up to 7,092 shares of common stock may be issued in respect of the deferred payout of awards made under our equity compensation plans. The number of performance shares indicated assumes the maximum possible payout that may be earned during the relevant performance periods.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2019(2)	2018(2)	2017(2)	2016(2)	2015(2)
Net Sales	$14,745	$15,475	$15,377	$15,158	$16,443
Net Income (Loss)	(297)	708	365	1,284	376
Less: Minority Shareholders’ Net Income	14	15	19	20	69
Goodyear Net Income (Loss)	$(311)	$693	$346	$1,264	$307
Goodyear Net Income (Loss) — Per Share of Common Stock:
Basic	$(1.33)	$2.92	$1.39	$4.81	$1.14

Diluted	$(1.33)	$2.89	$1.37	$4.74	$1.12

Cash Dividends Declared per Common Share	$0.64	$0.58	$0.44	$0.31	$0.25

Total Assets	$17,185	$16,872	$17,064	$16,511	$16,391
Long Term Debt and Finance Leases Due Within One Year	562	243	391	436	585
Long Term Debt and Finance Leases	4,753	5,110	5,076	4,798	5,074
Goodyear Shareholders’ Equity	4,351	4,864	4,603	4,507	3,920
Total Shareholders’ Equity	4,545	5,070	4,850	4,725	4,142

(1)	Refer to “Basis of Presentation” and “Principles of Consolidation” in the Note to the Consolidated Financial Statements No. 1, Accounting Policies.

(2)
Effective January 1, 2019, we adopted, using the modified retrospective adoption approach, an accounting standards update with new guidance relating to leases.  Our adoption of this standards update resulted in adjustments that increased Total Assets by $873 million, increased Long Term Debt and Finance Leases by $14 million, and decreased Goodyear Shareholders’ Equity and Total Shareholders’ Equity by $23 million.  Periods prior to 2019 have not been restated for the adoption of this standards update.

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
This management's discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2019 and 2018. For a comparison of the years ended December 31, 2018 and 2017, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2018.
Results of Operations
In 2019, challenging macro-economic industry conditions persisted throughout much of the year, including higher raw material costs, foreign currency headwinds due to a strong U.S. dollar, lower OE industry volumes, softening demand in Europe, weak market conditions in China, and economic volatility in Latin America, particularly in Brazil. These headwinds were partially offset by continued strength in U.S. consumer replacement sales.
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

Our 2019 results reflect a 2.4% decrease in tire unit shipments compared to 2018. In 2019, we realized approximately $199 million of cost savings, including raw material cost saving measures of approximately $93 million, which exceeded the impact of general inflation. Our raw material costs, including cost saving measures, increased by approximately 4% in 2019 compared to 2018.
Net sales were $14,745 million in 2019, compared to $15,475 million in 2018. Net sales decreased in 2019 primarily due to unfavorable foreign currency translation, primarily in EMEA, lower volume, primarily in EMEA, and lower sales in other tire-related businesses, primarily due to a decrease in third-party sales of chemical products in Americas, partially offset by improvements in price and product mix, primarily in EMEA and Americas.
Goodyear net loss in 2019 was $311 million, or $1.33 per diluted share, compared to Goodyear net income of $693 million, or $2.89 per diluted share, in 2018. The decrease in Goodyear net income in 2019 was primarily driven by lower segment operating income, the net gain recognized on the TireHub transaction in 2018, higher income tax expense and higher rationalization expense.
Our total segment operating income for 2019 was $945 million, compared to $1,274 million in 2018. The $329 million, or 25.8%, decrease in segment operating income was primarily due to the impact of higher raw material costs of $185 million, primarily in Americas and EMEA, lower volume of $81 million, primarily in EMEA, higher selling, administrative and general expense ("SAG") of $47 million, primarily due to higher wages and benefits driven by higher incentive compensation, lower income in other tire-related businesses of $38 million, driven by lower third-party chemical sales in Americas, the impact of unfavorable foreign currency translation of $38 million, and higher conversion costs of $36 million, primarily in EMEA and Asia Pacific. These decreases more than offset improvements in price and product mix of $120 million, primarily in Americas and EMEA. Refer to "Results of Operations — Segment Information” for additional information.
Liquidity
At December 31, 2019, we had $908 million in Cash and cash equivalents as well as $3,578 million of unused availability under our various credit agreements, compared to $801 million and $3,151 million, respectively, at December 31, 2018. Cash flows from operating activities of $1,207 million, which are driven by the profitability of our strategic business units ("SBUs") and changes in working capital, were used to fund capital expenditures of $770 million, dividends paid on our common stock of $148 million, and net debt repayments of $119 million. Refer to "Liquidity and Capital Resources" for additional information.
Outlook
We expect to continue to experience challenging global industry conditions in 2020, including lower global OE industry demand, particularly in Europe and Asia, foreign currency headwinds, weak consumer replacement demand in Europe, and volatility in emerging markets. We anticipate our consumer OE tire unit volume to decline by about 2.0 million units in 2020, primarily in

Asia Pacific. We also expect that the changes we plan to pursue to our distribution network in Europe could reduce our consumer replacement tire unit volume by up to 1.5 million units in 2020.
In 2020, we expect to continue to see benefits from pricing actions that we implemented to recover raw material cost increases and continued strong performance in our sales of 17-inch and above consumer replacement tires.
For the full year of 2020, we expect our raw material costs will be essentially flat compared to 2019, excluding transactional foreign currency and raw material cost saving measures. Natural and synthetic rubber prices and other commodity prices historically have been volatile, and this estimate could change significantly based on fluctuations in the cost of these and other key raw materials. We are continuing to focus on price and product mix, to substitute lower cost materials where possible, to work to identify additional substitution opportunities, to reduce the amount of material required in each tire, and to pursue alternative raw materials.
The recent coronavirus outbreak in China has caused the temporary closure of many businesses in China, including our Pulandian manufacturing facility, which has limited business activity and automotive production.  Given the dynamic nature of this situation, our outlook does not currently include any impact from the coronavirus since that impact cannot be reasonably estimated at this time.
Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Information — Safe Harbor Statement” for a discussion of our use of forward-looking statements.

RESULTS OF OPERATIONS — CONSOLIDATED
All per share amounts are diluted and refer to Goodyear net income (loss).
Goodyear net loss in 2019 was $311 million, or $1.33 per share, compared to Goodyear net income of $693 million, or $2.89 per share, in 2018. The decrease in Goodyear net income in 2019 was driven by lower segment operating income, the net gain recognized on the TireHub transaction in 2018, higher income tax expense and higher rationalization expense.
Net Sales
Net sales in 2019 of $14,745 million decreased $730 million, or 4.7%, compared to $15,475 million in 2018, primarily due to unfavorable foreign currency translation of $451 million, primarily in EMEA, lower volume of $307 million, primarily in EMEA, and lower sales in other tire-related businesses of $168 million, primarily due to a decrease in third-party sales of chemical products in Americas, partially offset by improvements in price and product mix of $196 million, primarily in EMEA and Americas. Goodyear worldwide tire unit net sales were $12,524 million and $13,060 million in 2019 and 2018, respectively. Consumer and commercial net sales were $8,835 million and $2,953 million, respectively, in 2019. Consumer and commercial net sales were $9,167 million and $3,002 million, respectively, in 2018.
The following table presents our tire unit sales for the periods indicated:

	Year Ended December 31,
(In millions of tires)	2019	2018	% Change
Replacement Units
United States	40.3	38.9	3.6%
International	74.7	76.2	(2.0)
Total	115.0	115.1	(0.1)
OE Units
United States	11.2	13.2	(15.2)
International	29.1	30.9	(5.8)
Total	40.3	44.1	(8.5)
Goodyear worldwide tire units	155.3	159.2	(2.4)
The decrease in worldwide tire unit sales of 3.9 million units, or 2.4%, compared to 2018, included a decrease of 0.1 million replacement tire units, or 0.1%, comprised primarily of a decrease in EMEA partially offset by an increase in Americas. OE tire units decreased by 3.8 million units, or 8.5%, primarily due to lower vehicle production globally. Consumer and commercial unit sales in 2019 were 141.9 million and 11.7 million, respectively. Consumer and commercial unit sales in 2018 were 145.5 million and 11.8 million, respectively.
Cost of Goods Sold
Cost of goods sold (“CGS”) was $11,602 million in 2019, decreasing $359 million, or 3.0%, from $11,961 million in 2018. CGS was 78.7% of sales in 2019 compared to 77.3% of sales in 2018. CGS in 2019 decreased due to foreign currency translation of $345 million, primarily in EMEA and Americas, lower volume of $226 million, primarily in EMEA, lower costs in other tire-related businesses of $130 million, driven by lower third-party chemical sales in Americas, and lower start-up costs of $36 million associated with our new plant in San Luis Potosi, Mexico. These decreases were partially offset by higher raw material costs of $185 million, primarily in Americas and EMEA, higher costs related to product mix of $76 million, primarily in EMEA and Asia Pacific, the year-over-year impact of favorable indirect tax settlements in Brazil of $42 million, and higher conversion costs of $36 million, primarily in EMEA and Asia Pacific. CGS in 2019 included pension expense of $14 million compared to $15 million in 2018. CGS in 2019 and 2018 also included incremental savings from rationalization plans of $20 million and $41 million, respectively.
CGS in 2019 included accelerated depreciation and asset write-offs of $15 million ($12 million after-tax and minority) and favorable indirect tax settlements in Brazil of $11 million ($7 million after-tax and minority) and in the U.S. of $6 million ($5 million after-tax and minority). CGS in 2018 included accelerated depreciation and asset write-offs of $4 million ($3 million after-tax and minority) and favorable indirect tax settlements in Brazil of $53 million, of which $51 million ($39 million after-tax and minority) related to years prior to 2018, and in the U.S. of $4 million ($3 million after-tax and minority).

Selling, Administrative and General Expense
SAG was $2,323 million in 2019, increasing $11 million, or 0.5%, from $2,312 million in 2018. SAG was 15.8% of sales in 2019 compared to 14.9% of sales in 2018. The increase in SAG was primarily due to higher wages and benefits of $65 million, primarily due to higher incentive compensation, and higher information technology expense of $11 million, partially offset by foreign currency translation of $68 million. SAG in 2019 included pension expense of $15 million compared to $17 million in 2018. SAG in 2019 and 2018 also included incremental savings from rationalization plans of $17 million and $34 million, respectively.
Rationalizations
We recorded net rationalization charges of $205 million ($165 million after-tax and minority) in 2019. Net rationalization charges include $115 million in EMEA, primarily related to a plan to modernize two of our manufacturing facilities in Germany, and $90 million in Americas, primarily related to a plan to curtail production of tires for declining, less profitable segments of the tire market at our Gadsden, Alabama manufacturing facility.
We recorded net rationalization charges of $44 million ($32 million after-tax and minority) in 2018. Net rationalization charges included charges of $31 million related to global plans to reduce SAG headcount, $16 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA, and $15 million related to the closure of our tire manufacturing facility in Philippsburg, Germany. Net rationalization charges in 2018 also included reversals of $19 million for actions no longer needed for their originally intended purposes.
Upon completion of the 2019 plans, we estimate that annual segment operating income will benefit from an improvement in CGS of approximately $140 million. The savings realized in 2019 from rationalization plans totaled $37 million ($20 million CGS and $17 million SAG).
For further information, refer to the Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, in this Form 10-K.
Interest Expense
Interest expense was $340 million in 2019, increasing $19 million from $321 million in 2018. The increase was primarily due to higher average debt balances of $6,408 million in 2019 compared to $6,218 million in 2018 and a higher average interest rate of 5.31% in 2019 compared to 5.16% in 2018.
Other (Income) Expense
Other (Income) Expense in 2019 was expense of $98 million, compared to income of $174 million in 2018. The $272 million change in Other (Income) Expense was primarily driven by the gain, net of transaction costs, of $272 million ($207 million after-tax and minority) recognized on the TireHub transaction in 2018, a decrease in interest income on favorable indirect tax settlements in Brazil of $30 million, and charges of $25 million ($25 million after-tax and minority) related to flooding at our Beaumont, Texas chemical facility in 2019. These increases in expense were partially offset by an increase in net gains on asset sales of $15 million, $12 million ($12 million after-tax and minority) in expenses related to hurricanes Harvey and Irma in 2018, and a net gain on insurance recoveries of $4 million ($3 million after-tax and minority) in 2019.
Non-service related pension and other postretirement benefits expense of $118 million in 2019 includes pension settlement charges of $5 million ($4 million after-tax and minority). Non-service related pension and other postretirement benefits expense of $121 million in 2018 includes pension settlement charges of $22 million ($17 million after-tax and minority) and a one-time charge of $9 million ($7 million after-tax and minority) related to the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory.
Net (gains) losses on asset sales were a gain of $16 million ($15 million after-tax and minority) in 2019 as compared to a gain of $1 million ($1 million after-tax and minority) in 2018.
Other (Income) Expense in 2019 included interest income on favorable indirect tax settlements in Brazil of $8 million ($5 million after-tax and minority), compared to interest income on favorable indirect tax settlements in Brazil of $38 million ($29 million after-tax and minority) in 2018. Other (Income) Expense in 2019 included charges of $5 million ($4 million after-tax and minority), compared to charges of $4 million ($3 million after-tax and minority) in 2018, for non-asbestos legal claims related to discontinued products. Other (Income) Expense in 2019 also included a net gain of $2 million ($2 million after-tax and minority) related to an acquisition and $2 million ($2 million after-tax and minority) of favorable foreign currency translation on indirect tax items.
For further information, refer to the Note to the Consolidated Financial Statements No. 5, Other (Income) Expense, in this Form 10-K.

Income Taxes
Income tax expense in 2019 was $474 million on income before income taxes of $177 million. In 2019, income tax expense was unfavorably impacted by net discrete adjustments totaling $386 million ($386 million after minority interest). Discrete adjustments were due to non-cash charges of $334 million related to an acceleration of royalty income in the U.S. from the sale of certain European royalty payments to Luxembourg and $150 million related to an increase in our valuation allowance on tax losses in Luxembourg, which were partially offset by a non-cash tax benefit of $98 million related to a reduction of our U.S. valuation allowance for foreign tax credits.
At December 31, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $13 million, primarily related to state tax loss and credit carryforwards, and our valuation allowance on our foreign deferred tax assets was $969 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million and our valuation allowance on our foreign deferred tax assets was $204 million.
Foreign source taxable income for the fourth quarter of 2019 includes accelerated royalty income in the U.S. of $2.1 billion received from Luxembourg as payment for the purchase of the right to receive technology royalties from our European operations for a period of 12 years. External specialists assisted management with this transaction. The royalty sale transaction resulted in a U.S. tax charge of $334 million and a deferred tax asset and offsetting valuation allowance of $576 million in Luxembourg.
Foreign source taxable income for the fourth quarter of 2019 also includes $320 million of accelerated cross-border sales of inventory from the U.S. to Canada, resulting in a U.S. tax charge of approximately $70 million that was offset by the establishment of a deferred tax asset.
The federal portion of the tax charges related to both the royalty acceleration and Canadian prepayment transactions was fully offset by the utilization of foreign tax credits of approximately $310 million. In addition, as a result of these transactions, we released an existing U.S. valuation allowance on foreign tax credits of $98 million.
We considered our current forecasts of future profitability in assessing our ability to realize our remaining net foreign tax credits of $403 million. These forecasts include the impact of recent trends, including various macroeconomic factors such as raw material prices, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including raw material prices, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future foreign source income will not be sufficient to fully utilize these foreign tax credits. However, we believe our forecasts of future profitability along with three significant sources of foreign income as described in "Critical Accounting Policies" provide us sufficient positive evidence to conclude that it is more likely than not that our foreign tax credits, net of remaining valuation allowances, will be fully utilized prior to their various expiration dates.
Income tax expense in 2018 was $303 million on income before income taxes of $1,011 million. In 2018, income tax expense was unfavorably impacted by net discrete adjustments of $65 million ($65 million after minority interest). Discrete adjustments were primarily due to charges totaling $135 million related to deferred tax assets for foreign tax credits, including the establishment of a valuation allowance on foreign tax credits of $98 million, partially offset by a tax benefit of $88 million related to a worthless stock deduction created by permanently ceasing operations of our Venezuelan subsidiary during the fourth quarter of 2018. Income tax expense in 2018 also included net charges of $18 million for various other discrete tax adjustments, including those related to finalizing our accounting for certain provisional items related to the Tax Cuts and Jobs Act that was enacted on December 22, 2017 (the "Tax Act").
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. In Luxembourg, we maintained a valuation allowance on all deferred tax assets with limited lives. As a result of recent negative evidence, including cumulative losses in the most recent three-year period and a forecast of continued losses for 2020, we increased our valuation allowance on our net deferred tax assets in Luxembourg to now include losses with unlimited lives, resulting in a non-cash tax charge of $150 million. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.
For further information, refer to "Critical Accounting Policies" and Note to the Consolidated Financial Statements No. 6, Income Taxes, in this Form 10-K.
Minority Shareholders’ Net Income
Minority shareholders’ net income was $14 million in 2019, compared to $15 million in 2018. Minority shareholders' net income in 2019 includes $7 million ($7 million after-tax and minority) of expense related to an indirect tax settlement in Turkey.

RESULTS OF OPERATIONS — SEGMENT INFORMATION
Segment information reflects our SBUs, which are organized to meet customer requirements and global competition and are segmented on a regional basis.
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
Total segment operating income was $945 million in 2019, and $1,274 million in 2018. Total segment operating margin (segment operating income divided by segment sales) in 2019 was 6.4%, compared to 8.2% in 2018.
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
Americas

	Year Ended December 31,
(In millions)	2019	2018	2017
Tire Units	70.4	70.9	70.9
Net Sales	$7,922	$8,168	$8,212
Operating Income	550	654	847
Operating Margin	6.9%	8.0%	10.3%
Americas unit sales in 2019 decreased 0.5 million units, or 0.7%, to 70.4 million units. Replacement tire volume increased 1.3 million units, or 2.5%, primarily in our consumer business in the United States driven by growth in 17-inch and above rim size tires. OE tire volume decreased 1.8 million units, or 10.6%, primarily in our consumer business in the United States, driven by lower vehicle production, including the impact resulting from a strike at a major OE customer, and our OE selectivity strategy.
Net sales in 2019 were $7,922 million, decreasing $246 million, or 3.0%, compared to $8,168 million in 2018. The decrease in net sales was driven by a decrease in other tire-related businesses of $160 million, primarily due to a decrease in third-party sales of chemical products, unfavorable foreign currency translation of $105 million, primarily related to the Argentine peso and the Brazilian real, and a decrease in volume of $41 million. These decreases were partially offset by improvements in price and product mix of $58 million, driven by an increase in pricing.
Operating income in 2019 was $550 million, decreasing $104 million, or 15.9%, from $654 million in 2018. The decrease in operating income was due to increased raw material costs of $108 million, which more than offset favorable price and product mix of $70 million, a decrease in favorable indirect tax settlements in Brazil of $42 million, higher SAG of $35 million, primarily due to higher wages and benefits driven by higher incentive compensation, lower income in other tire-related businesses of $33 million, primarily due to lower third-party chemical sales driven by lower global demand by tire manufacturers, unfavorable foreign currency translation of $11 million, and lower volume of $8 million. Income in other tire-related businesses included a $7 million negative impact related to flooding at our Beaumont, Texas chemical facility. These decreases were partially offset by lower start-up costs of $36 million associated with our new plant in San Luis Potosi, Mexico and lower conversion costs of $29 million, reflecting a benefit from overhead absorption. Conversion costs included incremental savings from rationalization plans of $14 million.
Operating income in 2019 excluded rationalization charges of $90 million and accelerated depreciation and asset write-offs of $13 million. Operating income in 2018 excluded the net gain recognized on the TireHub transaction of $272 million, rationalization charges of $3 million and net gains on asset sales of $3 million.
Price and product mix improvements include TireHub equity losses of $33 million and $15 million in 2019 and 2018, respectively. These losses reflect higher than expected start-up expenses and additional costs incurred to build out TireHub’s distribution footprint for future growth. We expect to continue to incur our share of these losses as TireHub transitions through its start-up phase, however these losses are expected to moderate in 2020.

Americas' results are highly dependent upon the United States, which accounted for 81% of Americas' net sales in both 2019 and 2018. Results of operations in the United States are expected to continue to have a significant impact on Americas' future performance.
Europe, Middle East and Africa

	Year Ended December 31,
(In millions)	2019	2018	2017
Tire Units	55.1	57.8	57.1
Net Sales	$4,708	$5,090	$4,928
Operating Income	202	363	367
Operating Margin	4.3%	7.1%	7.4%
Europe, Middle East and Africa unit sales in 2019 decreased 2.7 million units, or 4.6%, to 55.1 million units. Replacement tire volume decreased 1.4 million units, or 3.3%, primarily in our consumer business, driven by increased competition and decreased industry demand. OE tire volume decreased 1.3 million units, or 8.5%, primarily in our consumer business, driven by lower vehicle production and our exit of declining, less profitable market segments.
Net sales in 2019 were $4,708 million, decreasing $382 million, or 7.5%, compared to $5,090 million in 2018. Net sales decreased primarily due to unfavorable foreign currency translation of $287 million, driven by the weakening of the euro, Turkish lira, South African rand and Polish zloty, and lower volume of $217 million. These decreases were partially offset by improvements in price and product mix of $117 million, driven by our continued focus on 17-inch and above rim size consumer tires and price increases on commercial replacement tire sales.
Operating income in 2019 was $202 million, decreasing $161 million, or 44.4%, compared to $363 million in 2018. Operating income decreased due to lower volume of $59 million, higher raw material costs of $57 million, higher conversion costs of $43 million, driven by inflation, unfavorable foreign currency translation of $19 million, higher SAG of $15 million, primarily due to inflation, higher research and development costs of $6 million, $5 million of start-up costs, primarily at our new plant in Luxembourg, and higher transportation costs of $5 million. These decreases in operating income were partially offset by improvements in price and product mix of $64 million. SAG and conversion costs included incremental savings from rationalization plans of $15 million and $6 million, respectively.
Operating income in 2019 excluded net rationalization charges of $115 million, net gains on asset sales of $16 million, and accelerated depreciation and asset write-offs of $2 million. Operating income in 2018 excluded net rationalization charges of $36 million, accelerated depreciation and asset write-offs of $4 million, and net losses on asset sales of $2 million.
EMEA’s results are highly dependent upon Germany, which accounted for 21% and 33% of EMEA’s net sales in 2019 and 2018, respectively. The decline in sales reported in Germany is primarily related to a business reorganization that centralized our OE sales for EMEA in Luxembourg. Results of operations in Germany are expected to continue to have a significant impact on EMEA’s future performance.
Asia Pacific

	Year Ended December 31,
(In millions)	2019	2018	2017
Tire Units	29.8	30.5	31.2
Net Sales	$2,115	$2,217	$2,237
Operating Income	193	257	342
Operating Margin	9.1%	11.6%	15.3%
Asia Pacific unit sales in 2019 decreased 0.7 million units, or 2.3%, to 29.8 million units. OE tire volume decreased 0.7 million units, or 5.5%, primarily in our consumer business in India and China as a result of lower vehicle production. Replacement tire volume remained consistent.
Net sales in 2019 were $2,115 million, decreasing $102 million, or 4.6%, from $2,217 million in 2018. Net sales decreased due to unfavorable foreign currency translation of $59 million, primarily related to the weakening of the Australian dollar, Chinese yuan and Indian rupee, lower volume of $49 million, and lower sales in other tire-related businesses of $15 million, primarily in the retail business. These decreases were partially offset by improvements in price and product mix of $21 million.

Operating income in 2019 was $193 million, decreasing $64 million, or 24.9%, from $257 million in 2018. Operating income decreased due to higher conversion costs of $22 million, primarily due to the impact of lower tire production on overhead absorption, higher raw material costs of $20 million, lower volume of $14 million, and unfavorable price and product mix of $14 million.
Operating income in 2018 excluded net rationalization charges of $3 million.
Asia Pacific’s results are highly dependent upon China and Australia. China accounted for 26% and 27% of Asia Pacific's net sales in 2019 and 2018, respectively. Australia accounted for 27% of Asia Pacific’s net sales in both 2019 and 2018. Results of operations in China and Australia are expected to continue to have a significant impact on Asia Pacific's future performance.

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
General and Product Liability and Other Litigation.  We have recorded liabilities totaling $293 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2019. General and product liability and other litigation liabilities are recorded based on management’s assessment that a loss arising from these matters is probable. If the loss can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated within a range and no point within the range is more probable than another, we record the minimum amount in the range. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Loss ranges are based upon the specific facts of each claim or class of claims and are determined after review by counsel. Court rulings on our cases or similar cases may impact our assessment of the probability and our estimate of the loss, which may have an impact on our reported results of operations, financial position and liquidity. We record receivables for insurance recoveries related to our litigation claims when it is probable that we will receive reimbursement from the insurer. Specifically, we are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products previously manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in federal and state courts.
We periodically, and at least annually, update, using actuarial analyses, our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant. We had recorded gross liabilities for both asserted and unasserted asbestos claims, inclusive of defense costs, totaling $153 million at December 31, 2019.
We maintain certain primary and excess insurance coverage under coverage-in-place agreements, and also have additional excess liability insurance with respect to asbestos liabilities. We record a receivable with respect to such policies when we determine that recovery is probable and we can reasonably estimate the amount of a particular recovery. This determination is based on consultation with our outside legal counsel and takes into consideration agreements with certain of our insurance carriers, the financial viability and legal obligations of our insurance carriers, and other relevant factors.
As of December 31, 2019, we recorded a receivable related to asbestos claims of $95 million, and we expect that approximately 60% of asbestos claim related losses would be recoverable through insurance through the period covered by the estimated liability. Of this amount, $13 million was included in Current Assets as part of Accounts Receivable at December 31, 2019. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers. Although we believe these amounts are collectible under primary and certain excess policies today, future disputes with insurers could result in significant charges to operations.
Workers’ Compensation.  We had recorded liabilities, on a discounted basis, of $198 million for anticipated costs related to U.S. workers’ compensation claims at December 31, 2019. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. The liability is discounted using the risk-free rate of return.
For further information on general and product liability and other litigation, and workers’ compensation, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.

Recoverability of Goodwill.  Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Goodwill totaled $565 million at December 31, 2019.
We test goodwill for impairment on at least an annual basis, with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not (defined as a likelihood of more than 50%) that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then an impairment charge is recorded for that difference, not to exceed the total goodwill allocated to that reporting unit. Our policy is to perform a quantitative assessment at least once every five years.
As a result of industry conditions, the decrease in our market capitalization and the length of time since the last quantitative assessment was performed for all reporting units, management performed a quantitative assessment as of October 31, 2019, the date of our annual goodwill impairment testing. Based upon the results of our assessment, there were no impairments of the Company’s goodwill. Fair values substantially exceeded the carrying amounts for each reporting unit tested, except for the EMEA reporting unit discussed below. In addition, we assessed the period from October 31, 2019 to December 31, 2019 and determined there were no factors that caused us to change our conclusions as of October 31, 2019.
We determine the estimated fair value for each reporting unit based on discounted cash flow projections and market values for comparable businesses. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the discounted cash flow approach, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years and is dependent on estimates for future revenue, operating margin, capital expenditures, rationalization activities and working capital changes, as well as expected long-term growth rates for cash flows and an appropriate discount rate. The risk adjusted discount rate used is consistent with the weighted average cost of capital for companies in the tire industry and is intended to represent a rate of return that would be expected by a market participant. Under the market value approach, market multiples are derived from market prices of stocks of companies that are in the tire industry. The appropriate multiple is applied to the forecasted revenues and earnings before interest, taxes, depreciation and amortization of the reporting unit to obtain an estimated fair value.
As of December 31, 2019, goodwill of $411 million is allocated to the EMEA reporting unit. As of the October 31, 2019 measurement date, EMEA had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 10%. The most critical assumptions used in the calculation of the fair value of the EMEA reporting unit are the projected long term operating margin, discount rate, and the selection of market multiples. The projected long term operating margin utilized in our fair value estimates is consistent with the reporting unit operating plan and is dependent on the successful execution of our business plan, overall industry growth rates and the competitive environment. As a result, the long term operating margin could be adversely impacted by our ability to execute our business plan as well as by volatile macroeconomic factors such as raw material prices, industry conditions or competition. Our business plan includes rationalization programs, aligned distribution actions, and recovering past raw material cost increases by improving price and product mix, including through continued focus on higher margin tires. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the EMEA reporting unit’s future financial performance falls below our expectations or there are negative revisions to significant assumptions, or if our market capitalization declines further, and if such a decline becomes indicative that the fair value of our reporting units has declined below their carrying values, we may need to record a material, non-cash goodwill impairment charge in a future period.
Deferred Tax Asset Valuation Allowances and Uncertain Income Tax Positions. At December 31, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $13 million, primarily related to state tax loss and credit carryforwards, and our valuation allowance on our foreign deferred tax assets was $969 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million and our valuation allowance on our foreign deferred tax assets was $204 million.
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
We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We consider tax planning strategies available to accelerate taxable amounts if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.
At December 31, 2019, our net deferred tax assets include $403 million of foreign tax credits, net of a valuation allowance of $3 million, as compared to $637 million, net of a valuation allowance of $103 million, at December 31, 2018. If not utilized, these foreign tax credits will expire from 2022 to 2028. These credits were generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability along with three significant sources of foreign income provide us sufficient positive evidence to utilize these credits, despite the negative evidence of their limited carryforward periods. Those sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border sales of inventory or raw materials to our subsidiaries and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.
We considered our current forecasts of future profitability in assessing our ability to realize our remaining net foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as raw material prices, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including raw material prices, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future foreign source income will not be sufficient to fully utilize these foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive evidence to conclude that it is more likely than not that our foreign tax credits, net of remaining valuation allowances, will be fully utilized prior to their various expiration dates.
We recognize the effects of changes in tax rates and laws on deferred tax balances in the period in which legislation is enacted. We remeasure existing deferred tax assets and liabilities considering the tax rates at which they will be realized. We also consider the effects of enacted tax laws in our analysis of the need for valuation allowances.
Effective January 1, 2018, the Tax Act subjects a U.S. parent to current tax on its "global intangible low-taxed income" ("GILTI"). To the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations, including those for transfer pricing. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. We derecognize income tax benefits when, based on new information, we determine that it is no longer more likely than not that our position will be sustained. To the extent we prevail in matters for which liabilities have been established, or determine we need to derecognize tax benefits recorded in prior periods, our results of operations and effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash, and lead to recognition of expense to the extent the settlement amount exceeds recorded liabilities, resulting in an increase in our effective tax rate in the period of resolution. To reduce our risk of an unfavorable transfer price settlement, the Company applies consistent transfer pricing policies and practices globally, supports pricing with economic studies and seeks advance pricing agreements and joint audits to the extent possible. A favorable tax settlement would be recognized as a reduction of expense to the extent the settlement amount is lower than recorded liabilities and, in the case of an income tax settlement, would result in a reduction in our effective tax rate in the period of resolution. We report interest and penalties related to uncertain income tax positions as income tax expense.
For additional information regarding uncertain income tax positions and valuation allowances, refer to Note to the Consolidated Financial Statements No. 6, Income Taxes, in this Form 10-K.

Pensions and Other Postretirement Benefits.  We have recorded liabilities for pension and other postretirement benefits of $684 million and $241 million, respectively, at December 31, 2019. Our recorded liabilities and net periodic costs for pensions and other postretirement benefits are based on a number of assumptions, including:

•	life expectancies,

•	retirement rates,

•	discount rates,

•	long term rates of return on plan assets,

•	inflation rates,

•	future compensation levels,

•	future health care costs, and

•	maximum company-covered benefit costs.
Certain of these assumptions are determined with the assistance of independent actuaries. Assumptions about life expectancies, retirement rates, future compensation levels and future health care costs are based on past experience and anticipated future trends. The discount rate for our U.S. plans is based on a yield curve derived from a portfolio of corporate bonds from issuers rated AA or higher as of December 31 and is reviewed annually. Our expected benefit payment cash flows are discounted based on spot rates developed from the yield curve. The mortality assumption for our U.S. plans is based on actual historical experience, an assumed long term rate of future improvement based on published actuarial tables, and current government regulations related to lump sum payment factors. The long term rate of return on U.S. plan assets is based on estimates of future long term rates of return similar to the target allocation of substantially all fixed income securities. Actual U.S. pension fund asset allocations are reviewed on a monthly basis and the pension fund is rebalanced to target ranges on an as-needed basis. These assumptions are reviewed regularly and revised when appropriate. Changes in one or more of them may affect the amount of our recorded liabilities and net periodic costs for these benefits. Other assumptions involving demographic factors such as retirement age and turnover are evaluated periodically and are updated to reflect our experience and expectations for the future. If actual experience differs from expectations, our financial position, results of operations and liquidity in future periods may be affected.
The weighted average discount rate used in estimating the total liability for our U.S. pension and other postretirement benefit plans was 3.22% and 3.14%, respectively, at December 31, 2019, compared to 4.24% and 4.16%, respectively, at December 31, 2018. The decrease in the discount rate at December 31, 2019 was due primarily to lower yields on highly rated corporate bonds. Interest cost included in our U.S. net periodic pension cost was $173 million in 2019, compared to $157 million in 2018 and $160 million in 2017. Interest cost included in our worldwide net periodic other postretirement benefits cost was $11 million in 2019, compared to $12 million in 2018 and $13 million in 2017.
The following table presents the sensitivity of our U.S. projected pension benefit obligation, accumulated other postretirement benefits obligation, and annual expense to the indicated increase/decrease in key assumptions:

		+ / − Change at December 31, 2019
(Dollars in millions)	Change	PBO/ABO	Annual Expense
Pensions:
Assumption:
Discount rate	+/- 0.5%	$267	$4

Other Postretirement Benefits:
Assumption:
Discount rate	+/- 0.5%	$4	$—
Health care cost trends — total cost	+/- 1.0%	1	—
Changes in general interest rates and corporate (AA or better) credit spreads impact our discount rate and thereby our U.S. pension benefit obligation. Our U.S. pension plans are invested in a portfolio of substantially all fixed income securities designed to offset the impact of future discount rate movements on liabilities for these plans. If corporate (AA or better) interest rates increase or decrease in parallel (i.e., across all maturities), the investment portfolio described above is designed to mitigate a substantial portion of the expected change in our U.S. pension benefit obligation. For example, if corporate (AA or better) interest rates increased or decreased by 0.5%, the investment portfolio described above would be expected to mitigate more than 85% of the expected change in our U.S. pension benefit obligation.
At December 31, 2019, our net actuarial loss included in Accumulated Other Comprehensive Loss ("AOCL") related to global pension plans was $3,162 million, $2,380 million of which related to our U.S. pension plans. The net actuarial loss included in AOCL related to our U.S. pension plans is a result of declines in U.S. discount rates and plan asset losses that occurred prior to 2015, plus the impact of prior increases in estimated life expectancies. For purposes of determining our 2019 U.S. pension total benefits cost, we recognized $112 million of the net actuarial losses in 2019. We will recognize approximately $110 million of net actuarial losses in 2020 U.S. net periodic pension cost. If our future experience is consistent with our assumptions as of December 31, 2019, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2020 before it begins to gradually decline. In addition, if annual lump sum payments from a pension plan exceed annual service and interest cost for that plan, accelerated recognition of net actuarial losses will be required through a settlement in total benefits cost.
The actual rate of return on our U.S. pension fund was 15.90%, (1.90%) and 8.70% in 2019, 2018 and 2017, respectively, as compared to the expected rate of 5.25%, 4.58% and 5.08% in 2019, 2018 and 2017, respectively. We use the fair value of our pension assets in the calculation of pension expense for all of our U.S. pension plans.
The weighted average amortization period for our U.S. pension plans is approximately 17 years.
Service cost of pension plans was recorded in CGS, as part of the cost of inventory sold during the period, or SAG in our Consolidated Statements of Operations, based on the specific roles (i.e., manufacturing vs. non-manufacturing) of employee groups covered by each of our pension plans.  In 2019, 2018 and 2017, approximately 45% and 55% of service cost was included in CGS and SAG, respectively.  Non-service related net periodic pension costs were recorded in Other (Income) Expense.
Globally, we expect our 2020 net periodic pension cost to be approximately $110 million to $130 million, including approximately $35 million of service cost, compared to $132 million in 2019, which included $29 million of service cost. The decrease in expected net periodic pension cost is primarily due to lower interest cost for our U.S. pension plans from decreases in interest rates.
We experienced a decrease in our U.S. discount rate at the end of 2019 and a large portion of the $30 million net actuarial loss included in AOCL for our worldwide other postretirement benefit plans as of December 31, 2019 is a result of the overall decline in U.S. discount rates over time. For purposes of determining 2019 worldwide net periodic other postretirement benefits cost, we recognized $3 million of net actuarial losses in 2019. We will recognize approximately $4 million of net actuarial losses in 2020. If our future experience is consistent with our assumptions as of December 31, 2019, actuarial loss recognition over the next few years will remain at an amount near that to be recognized in 2020 before it begins to gradually decline.
For further information on pensions and other postretirement benefits, refer to Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans, in this Form 10-K.

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
For further information on the other strategic initiatives we pursued in 2019, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
At December 31, 2019, we had $908 million of Cash and Cash Equivalents, compared to $801 million at December 31, 2018. The increase in cash and cash equivalents of $107 million was primarily due to cash flows from operating activities of $1,207 million, driven by segment operating income of $945 million and cash from working capital of $82 million. These sources of cash were partially offset by cash used in investing activities of $800 million, primarily reflecting capital expenditures of $770 million, and cash used in financing activities of $307 million, primarily due to cash used for dividends of $148 million and net debt repayments of $119 million.
At December 31, 2019 and 2018, we had $3,578 million and $3,151 million, respectively, of unused availability under our various credit agreements. The table below provides unused availability by our significant credit facilities as of December 31:

(In millions)	2019	2018
First lien revolving credit facility	$1,662	$1,633
European revolving credit facility	899	629
Chinese credit facilities	290	199
Mexican credit facilities	—	140
Other domestic and international debt	338	221
Notes payable and overdrafts	389	329
	$3,578	$3,151
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
We expect our 2020 cash flow needs to include capital expenditures of approximately $800 million. We also expect interest expense to range between $350 million and $375 million, restructuring payments to be $125 million to $150 million, dividends on our common stock to be approximately $150 million, and contributions to our funded non-U.S. pension plans to be $25 million to $50 million. We expect working capital to be a use of cash of $50 million to $100 million in 2020. We intend to operate the business in a way that allows us to address these needs with our existing cash and available credit if they cannot be funded by cash generated from operations.
We believe that our liquidity position is adequate to fund our operating and investing needs and debt maturities in 2020 and to provide us with flexibility to respond to further changes in the business environment.
Our ability to service debt and operational requirements is also dependent, in part, on the ability of our subsidiaries to make distributions of cash to various other entities in our consolidated group, whether in the form of dividends, loans or otherwise. In certain countries where we operate, such as China and South Africa, transfers of funds into or out of such countries by way of dividends, loans, advances or payments to third-party or affiliated suppliers are generally or periodically subject to certain requirements, such as obtaining approval from the foreign government and/or currency exchange board before net assets can be transferred out of the country. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make distributions of cash. Thus, we would have to repay and/or amend these credit agreements and other debt instruments in order to use this cash to service our consolidated debt. Because of the inherent uncertainty of satisfactorily meeting these requirements or limitations, we do not consider the net assets of our subsidiaries, including our Chinese and South African subsidiaries, which are subject to such requirements or limitations, to be integral to our liquidity or our ability to service our debt and operational requirements. At December 31, 2019, approximately $711 million of net assets, including $102 million of cash and cash equivalents, were subject to such requirements. The requirements we must comply with to transfer funds out of China and South Africa have not adversely impacted our ability to make transfers out of those countries.
Cash Position
At December 31, 2019, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$337 million or 37% in Asia Pacific, primarily China, India and Japan ($278 million or 35% at December 31, 2018),

•	$214 million or 24% in EMEA, primarily Belgium ($261 million or 33% at December 31, 2018), and

•	$190 million or 21% in Americas, primarily Brazil, Canada and Chile ($134 million or 17% at December 31, 2018).
Operating Activities
Net cash provided by operating activities was $1,207 million in 2019, increasing $291 million compared to net cash provided by operating activities of $916 million in 2018.
The increase in net cash provided by operating activities was driven by an increase in cash provided by working capital of $202 million and lower cash payments for rationalizations of $115 million, reflecting cash payments made during 2018 related to the closure of our tire manufacturing facility in Philippsburg, Germany. Also, cash flows from operating activities were favorably impacted by an increase in Balance Sheet accruals for Compensation and Benefits of $210 million, primarily due to higher wages and benefits, including higher incentive compensation, and a lower decrease in Other Current Liabilities in 2019 as compared to 2018 providing a net benefit of $131 million, primarily due to changes in indirect taxes. These impacts were partially offset by a decrease in operating income from our SBUs of $329 million.
Working capital was a source of cash of $82 million in 2019 as compared to a use of cash of $120 million in 2018, reflecting the Company's continued focus on reducing working capital, including actions taken with our vendors and customers related to accounts payable and accounts receivable and managing production levels, as well as the impact of moderating raw material prices during 2019.
Investing Activities
Net cash used by investing activities was $800 million in 2019, compared to $867 million in 2018. Capital expenditures were $770 million in 2019, compared to $811 million in 2018. Beyond expenditures required to sustain our facilities, capital expenditures in 2019 and 2018 primarily related to investments in additional 17-inch and above capacity around the world.
Financing Activities
Net cash used by financing activities was $307 million in 2019, compared to $243 million in 2018. Financing activities in 2019 included net debt repayments of $119 million. Financing activities in 2018 included net borrowings of $135 million. We paid dividends on our common stock of $148 million and $138 million in 2019 and 2018, respectively. We repurchased $220 million of our common stock in 2018 and did not repurchase any shares in 2019.
Credit Sources
In aggregate, we had total credit arrangements of $9,078 million available at December 31, 2019, of which $3,578 million were unused, compared to $8,971 million available at December 31, 2018, of which $3,151 million were unused. At December 31, 2019, we had long term credit arrangements totaling $8,320 million, of which $3,189 million were unused, compared to $8,212 million and $2,822 million, respectively, at December 31, 2018. At December 31, 2019, we had short term committed and uncommitted credit arrangements totaling $758 million, of which $389 million were unused, compared to $759 million and $329 million, respectively, at December 31, 2018. The continued availability of the short term uncommitted arrangements is at the discretion of the relevant lender and may be terminated at any time.
Outstanding Notes
At December 31, 2019, we had $3,311 million of outstanding notes, compared to $3,314 million at December 31, 2018.
$2.0 Billion Amended and Restated First Lien Revolving Credit Facility due 2021
Our amended and restated first lien revolving credit facility is available in the form of loans or letters of credit, with letter of credit availability limited to $800 million. Availability under the facility is subject to a borrowing base, which is based primarily on (i)

eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. To the extent that our eligible accounts receivable and inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2019, our borrowing base, and therefore our availability, under the facility was $301 million below the facility's stated amount of $2.0 billion. Based on our current liquidity, amounts drawn under this facility bear interest at LIBOR plus 125 basis points, and undrawn amounts under the facility will be subject to an annual commitment fee of 30 basis points.
At December 31, 2019 and 2018, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
During 2016, we began entering into bilateral letter of credit agreements. At December 31, 2019, we had $351 million in letters of credit issued under bilateral credit agreements.
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
At December 31, 2019 and 2018, the amounts outstanding under this facility were $400 million.
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
At December 31, 2019 and 2018, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
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

At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2019 and 2018, the amount of receivables sold was $548 million and $568 million, respectively.
Supplier Financing
We have entered into payment processing agreements with several financial institutions. Under these agreements, the financial institution acts as our paying agent with respect to accounts payable due to our suppliers. These agreements also allow our suppliers to sell their receivables to the financial institutions at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. We are not always notified when our suppliers sell receivables under these programs. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under the program. Agreements for such supplier financing programs totaled up to $500 million at December 31, 2019 and 2018.
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
For a further description of the terms of our outstanding notes, first lien revolving credit facility, second lien term loan facility, European revolving credit facility and pan-European accounts receivable securitization facility, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in this Form 10-K.
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
We have additional financial covenants in our first and second lien credit facilities that are currently not applicable. We only become subject to these financial covenants when certain events occur. These financial covenants and related events are as follows:

•
We become subject to the financial covenant contained in our first lien revolving credit facility when the aggregate amount of our Parent Company (The Goodyear Tire & Rubber Company) and guarantor subsidiaries cash and cash equivalents (“Available Cash”) plus our availability under our first lien revolving credit facility is less than $200 million. If this were to occur, our ratio of EBITDA to Consolidated Interest Expense may not be less than 2.0 to 1.0 for the most recent period of four consecutive fiscal quarters. As of December 31, 2019, our availability under this facility of $1,662 million plus our Available Cash of $211 million totaled $1,873 million, which is in excess of $200 million.

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

In addition, our European revolving credit facility contains non-financial covenants similar to the non-financial covenants in our first and second lien credit facilities that are described above and a financial covenant applicable only to GEBV and its subsidiaries. This financial covenant provides that we are not permitted to allow GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters to be greater than 3.0 to 1.0 at the end of any fiscal quarter. Consolidated Net GEBV Indebtedness is determined net of the sum of cash and cash equivalents in excess of $100 million held by GEBV and its subsidiaries, cash and cash equivalents in excess of $150 million held by the Parent Company and its U.S. subsidiaries, and availability under our first lien revolving credit facility if the ratio of EBITDA to Consolidated Interest Expense described above is not applicable and the conditions to borrowing under the first lien revolving credit facility are met. Consolidated Net GEBV Indebtedness also excludes loans from other consolidated Goodyear entities. This financial covenant is also included in our pan-European accounts receivable securitization facility. At December 31, 2019, we were in compliance with this financial covenant.
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
As of December 31, 2019, we were in compliance with the currently applicable material covenants imposed by our principal credit facilities and indentures.
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
During 2019, 2018 and 2017 we paid cash dividends of $148 million, $138 million and $110 million, respectively, on our common stock. On January 14, 2020, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.16 per share of our common stock, or approximately $37 million in the aggregate. The cash dividend will be paid on March 2, 2020 to stockholders of record as of the close of business on February 3, 2020. Future quarterly dividends are subject to Board approval.
On September 18, 2013, the Board of Directors approved our common stock repurchase program and, from time to time, approved increases in the amount authorized to be purchased under that program. The program expired on December 31, 2019. During 2019, we did not repurchase any shares under this program. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate.

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

COMMITMENTS AND CONTINGENT LIABILITIES
Contractual Obligations
The following table presents our contractual obligations and commitments to make future payments as of December 31, 2019:

(In millions)	Total	2020	2021	2022	2023	2024	Beyond 2024
Debt Obligations(1)	$5,444	$907	$250	$391	$1,648	$85	$2,163
Finance Lease Obligations(2)	249	4	15	2	1	2	225
Interest Payments(3)	1,670	270	218	205	190	129	658
Operating Lease Obligations(4)	1,124	242	192	141	109	81	359
Pension Benefits(5)	310	62	62	62	62	62	NA
Other Postretirement Benefits(6)	153	17	17	16	16	15	72
Workers’ Compensation(7)	261	39	23	18	14	11	156
Binding Commitments(8)	2,405	1,310	390	181	152	130	242
Uncertain Income Tax Positions(9)	8	2	4	—	—	—	2
	$11,624	$2,853	$1,171	$1,016	$2,192	$515	$3,877

(1)	Debt obligations include Notes Payable and Overdrafts, and excludes the impact of deferred financing fees and unamortized discounts.

(2)	The minimum lease payments for finance lease obligations are $813 million.

(3)
These amounts represent future interest payments related to our existing debt obligations and finance leases based on fixed and variable interest rates specified in the associated debt and lease agreements. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt or future changes in variable interest rates.

(4)
Operating lease obligations have not been reduced by minimum sublease rentals of $13 million, $9 million, $6 million, $4 million, $2 million and $4 million in each of the periods above, respectively, for a total of $38 million. Payments, net of minimum sublease rentals, total $1,086 million. The present value of the net operating lease payments, including sublease rentals, is $834 million. The operating leases relate to, among other things, real estate, vehicles, data processing equipment and miscellaneous other assets. No asset is leased from any related party.

(5)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of December 31, 2019. Although subject to change, the amounts set forth in the table represent the mid-point of the range of our expected contributions for funded U.S. and non-U.S. pension plans, plus expected cash funding of direct participant payments to our U.S. and non-U.S. pension plans.

We made significant contributions to fully fund our U.S. pension plans in 2013 and 2014. We have no minimum funding requirements for our funded U.S. pension plans under current ERISA law or the provisions of our USW collective bargaining agreement, which requires us to maintain an annual ERISA funded status for the hourly U.S. pension plan of at least 97%.
Future U.S. pension contributions will be affected by our ability to offset changes in future interest rates with asset returns from our fixed income portfolio and any changes to ERISA law. For further information on the U.S. pension investment strategy, refer to Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans, in this Form 10-K.
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

(7)
The payments for workers’ compensation obligations are based upon recent historical payment patterns on claims. The present value of anticipated claims payments for workers’ compensation is $198 million.

(8)
Binding commitments are for raw materials, capital expenditures, utilities, and various other types of contracts. The obligations to purchase raw materials include supply contracts at both fixed and variable prices. Those with variable prices are based on index rates for those commodities at December 31, 2019.

(9)
These amounts primarily represent expected payments with interest for uncertain income tax positions as of December 31, 2019. We have reflected them in the period in which we believe they will be ultimately settled based upon our experience with these matters.

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
At December 31, 2019, we had an agreement to provide a revolving loan commitment to TireHub of $50 million. No amounts were drawn on that commitment as of December 31, 2019.
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

We have entered into certain arrangements under which we have provided guarantees that are off-balance sheet arrangements. Those guarantees totaled approximately $74 million at December 31, 2019. For further information about our guarantees, refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.

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
Interest Rate Risk
We continuously monitor our fixed and floating rate debt mix. Within defined limitations, we manage the mix using refinancing. At December 31, 2019, 32% of our debt was at variable interest rates averaging 3.81% compared to 33% at an average rate of 4.92% at December 31, 2018.
The following table presents information about long term fixed rate debt, excluding finance leases, at December 31:

(In millions)	2019	2018
Carrying amount — liability	$3,434	$3,609
Fair value — liability	3,558	3,443
Pro forma fair value — liability	3,629	3,583
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
The following table presents foreign currency derivative information at December 31:

(In millions)	2019	2018
Fair value — asset (liability)	$(8)	$11
Pro forma decrease in fair value	(199)	(152)
Contract maturities	1/20-12/21	1/19-12/20
The pro forma decrease in fair value assumes a 10% adverse change in underlying foreign exchange rates at December 31 of each year, and reflects the estimated change in the fair value of contracts outstanding at that date under that assumption. The sensitivity of our foreign currency positions to changes in exchange rates was determined using current market pricing models.

Fair values are recognized on the Consolidated Balance Sheets at December 31 as follows:

(In millions)	2019	2018
Current asset (liability):
Accounts receivable	$10	$16
Other current liabilities	(18)	(7)

Long term asset (liability):
Other assets	$1	$2
Other long term liabilities	(1)	—
For further information on foreign currency contracts, refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in this Form 10-K.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our management of counterparty risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management's Report on Internal Control over Financial Reporting	45
Report of Independent Registered Public Accounting Firm	46
Consolidated Financial Statements of The Goodyear Tire & Rubber Company:
Consolidated Statements of Operations for each of the three years ended December 31, 2019	48
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2019	49
Consolidated Balance Sheets at December 31, 2019 and December 31, 2018	50
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2019	51
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2019	54
Notes to Consolidated Financial Statements	55
Supplementary Data (unaudited)	110
Financial Statement Schedule:
The following consolidated financial statement schedule of The Goodyear Tire & Rubber Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of The Goodyear Tire & Rubber Company:

Schedule II — Valuation and Qualifying Accounts for each of the three years ended December 31, 2019	FS- 2

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Goodyear Tire & Rubber Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of The Goodyear Tire & Rubber Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes - Utilization of Foreign Tax Credits
As described in Note 6 to the consolidated financial statements, during the fourth quarter of 2019, the Company’s foreign source income included accelerated royalty income (the "transaction”). The transaction, in combination with other tax planning, resulted in the utilization of foreign tax credits of $310 million in 2019, a significant portion of which related to the transaction. Management performs scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize these foreign tax credits prior to their expiration and considers tax planning strategies available to accelerate taxable amounts if required to utilize expiring foreign tax credits. The utilization of foreign tax credits requires judgment in assessing the tax consequences of events that have been recognized in either the Company’s financial statements or tax returns.
The principal considerations for our determination that performing procedures relating to the utilization of foreign tax credits is a critical audit matter are there was significant judgment by management in evaluating the tax consequences of the transaction, including determining the appropriate application of tax law to the transaction and a high degree of estimation uncertainty relative to the numerous and complex tax laws. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the appropriateness of the application of tax law, including evaluating the implications of specific tax actions executed to accelerate recognition of royalty income in the U.S. Also, the evaluation of audit evidence available to support the application of tax law to the transaction is complex and required significant auditor judgment as the nature of the evidence is often highly subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the income tax process, specifically the controls related to management’s assessment of the utilization of foreign tax credits. These procedures also included, among others (i) testing the information used to determine the tax gain from the transaction, including reading of intercompany agreements and (ii) evaluating management’s assessment of the technical merits of the transaction, including evaluation of external tax opinions. Professionals with specialized skill and knowledge were used to assist in evaluating the transaction and application of the relevant tax law.
Goodwill Impairment Assessment - EMEA Reporting Unit
As described in Note 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $565 million as of December 31, 2019, and the goodwill associated with the Europe, Middle East and Africa (EMEA) reporting unit was $411 million. Goodwill is tested for impairment annually or more frequently if an indicator of impairment is present. Management performed a quantitative assessment for the EMEA reporting unit as of October 31, 2019, the date of its annual goodwill impairment testing. Management tests goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Management determines the estimated fair value for each reporting unit based on discounted cash flow projections and market values for comparable businesses. The most critical assumptions used in the calculation of the fair value of the EMEA reporting unit are the projected long term operating margin, discount rate, and the selection of market multiples.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the EMEA reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s fair value estimate and significant assumptions, including the projected long term operating margin, discount rate, and the selection of market multiples. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s EMEA reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the EMEA reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model and market approach, (iii) testing the completeness, accuracy, and relevance of underlying data used in the models, and (iv) evaluating the significant assumptions used by management, including the projected long term operating margin, discount rate, and the selection of market multiples. Evaluating management’s assumptions related to the projected long term operating margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rate and the selection of market multiples.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 11, 2020
We have served as the Company’s auditor since 1898.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	2017
Net Sales (Note 2)	$14,745	$15,475	$15,377
Cost of Goods Sold	11,602	11,961	11,680
Selling, Administrative and General Expense	2,323	2,312	2,279
Rationalizations (Note 3)	205	44	135
Interest Expense (Note 4)	340	321	335
Other (Income) Expense (Note 5)	98	(174)	70
Income before Income Taxes	177	1,011	878
United States and Foreign Tax Expense (Note 6)	474	303	513
Net Income (Loss)	(297)	708	365
Less: Minority Shareholders’ Net Income	14	15	19
Goodyear Net Income (Loss)	$(311)	$693	$346
Goodyear Net Income (Loss) — Per Share of Common Stock
Basic	$(1.33)	$2.92	$1.39
Weighted Average Shares Outstanding (Note 7)	233	237	249
Diluted	$(1.33)	$2.89	$1.37
Weighted Average Shares Outstanding (Note 7)	233	239	253
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2019	2018	2017
Net Income (Loss)	$(297)	$708	$365
Other Comprehensive Income (Loss):
Foreign currency translation, net of tax of $4 in 2019 (($10) in 2018, $39 in 2017)	5	(264)	257
Defined benefit plans:
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost, net of tax of $33 in 2019 ($34 in 2018, $40 in 2017)	104	105	77
(Increase)/decrease in net actuarial losses, net of tax of ($42) in 2019 ($1 in 2018, ($37) in 2017)	(169)	16	(100)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures, net of tax of $2 in 2019 ($5 in 2018, $14 in 2017)	4	20	27
Prior service credit (cost) from plan amendments, net of tax of $1 in 2019 (($3) in 2018, ($2) in 2017)	1	(12)	(4)
Deferred derivative gains (losses), net of tax of $0 in 2019 ($3 in 2018, ($8) in 2017)	10	9	(20)
Reclassification adjustment for amounts recognized in income, net of tax of $0 in 2019 ($0 in 2018, $1 in 2017)	(14)	7	1
Other Comprehensive Income (Loss)	(59)	(119)	238
Comprehensive Income (Loss)	(356)	589	603
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	15	(4)	35
Goodyear Comprehensive Income (Loss)	$(371)	$593	$568
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share data)	2019	2018
Assets:
Current Assets:
Cash and Cash Equivalents (Note 1)	$908	$801
Accounts Receivable (Note 9)	1,941	2,030
Inventories (Note 10)	2,851	2,856
Prepaid Expenses and Other Current Assets	234	238
Total Current Assets	5,934	5,925
Goodwill (Note 11)	565	569
Intangible Assets (Note 11)	137	136
Deferred Income Taxes (Note 6)	1,527	1,847
Other Assets (Note 12)	959	1,136
Operating Lease Right-of-Use Assets (Note 14)	855	—
Property, Plant and Equipment (Note 13)	7,208	7,259
Total Assets	$17,185	$16,872
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$2,908	$2,920
Compensation and Benefits (Notes 17 and 18)	536	471
Other Current Liabilities	734	737
Notes Payable and Overdrafts (Note 15)	348	410
Operating Lease Liabilities due Within One Year (Note 14)	199	—
Long Term Debt and Finance Leases due Within One Year (Notes 14 and 15)	562	243
Total Current Liabilities	5,287	4,781
Operating Lease Liabilities (Note 14)	668	—
Long Term Debt and Finance Leases (Notes 14 and 15)	4,753	5,110
Compensation and Benefits (Notes 17 and 18)	1,334	1,345
Deferred Income Taxes (Note 6)	90	95
Other Long Term Liabilities	508	471
Total Liabilities	12,640	11,802
Commitments and Contingent Liabilities (Note 19)
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock, no par value:
Authorized, 450 million shares, Outstanding shares — 233 million (232 million in 2018)	233	232
Capital Surplus	2,141	2,111
Retained Earnings	6,113	6,597
Accumulated Other Comprehensive Loss (Note 21)	(4,136)	(4,076)
Goodyear Shareholders’ Equity	4,351	4,864
Minority Shareholders’ Equity — Nonredeemable	194	206
Total Shareholders’ Equity	4,545	5,070
Total Liabilities and Shareholders’ Equity	$17,185	$16,872
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2016
(after deducting 26,866,893 common treasury shares)	251,596,534	$252	$2,645	$5,808	$(4,198)	$4,507	$218	$4,725
Comprehensive income (loss):
Net income				346		346	19	365
Foreign currency translation (net of tax of $39)					240	240	17	257
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $40)					77	77		77
Increase in net actuarial losses (net of tax of ($37))					(99)	(99)	(1)	(100)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $14)					27	27		27
Prior service cost from plan amendments (net of tax of ($2))					(4)	(4)		(4)
Deferred derivative losses (net of tax of ($8))					(20)	(20)		(20)
Reclassification adjustment for amounts recognized in income (net of tax of $1)					1	1		1
Other comprehensive income (loss)						222	16	238
Total comprehensive income (loss)						568	35	603
Stock-based compensation plans			24			24		24
Repurchase of common stock	(12,755,547)	(13)	(387)			(400)		(400)
Dividends declared				(110)		(110)	(6)	(116)
Common stock issued from treasury	1,313,615	1	13			14		14
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
We declared and paid cash dividends of $0.44 per common share for the year ended December 31, 2017.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2017
(after deducting 38,308,825 common treasury shares)	240,154,602	$240	$2,295	$6,044	$(3,976)	$4,603	$247	$4,850
Comprehensive income (loss):
Net income				693		693	15	708
Foreign currency translation (net of tax of ($10))					(245)	(245)	(19)	(264)
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $34)					105	105		105
Decrease in net actuarial losses (net of tax of $1)					16	16		16
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $5)					20	20		20
Prior service cost from plan amendments (net of tax of ($3))					(12)	(12)		(12)
Deferred derivative gains (net of tax of $3)					9	9		9
Reclassification adjustment for amounts recognized in income (net of tax of $0)					7	7		7
Other comprehensive income (loss)						(100)	(19)	(119)
Total comprehensive income (loss)						593	(4)	589
Adoption of new accounting standard				(1)		(1)		(1)
Stock-based compensation plans			19			19		19
Repurchase of common stock	(8,936,302)	(9)	(211)			(220)		(220)
Dividends declared				(139)		(139)	(8)	(147)
Common stock issued from treasury	952,743	1	3			4		4
Purchase of minority shares			5			5	(29)	(24)
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
We declared and paid cash dividends of $0.58 per common share for the year ended December 31, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

					Accumulated		Minority
					Other	Goodyear	Shareholders'	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Equity — Non-	Shareholders'
(Dollars in millions, except per share amounts)	Shares	Amount	Surplus	Earnings	Loss	Equity	Redeemable	Equity
Balance at December 31, 2018
(after deducting 46,292,384 common treasury shares)	232,171,043	$232	$2,111	$6,597	$(4,076)	$4,864	$206	$5,070
Comprehensive income (loss):
Net income (loss)				(311)		(311)	14	(297)
Foreign currency translation (net of tax of $4)					4	4	1	5
Amortization of prior service cost and unrecognized gains and losses included in total benefit cost (net of tax of $33)					104	104		104
Increase in net actuarial losses (net of tax of ($42))					(169)	(169)		(169)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures (net of tax of $2)					4	4		4
Prior service credit from plan amendments (net of tax of $1)					1	1		1
Deferred derivative gains (net of tax of $0)					10	10		10
Reclassification adjustment for amounts recognized in income (net of tax of $0)					(14)	(14)		(14)
Other comprehensive income (loss)						(60)	1	(59)
Total comprehensive income (loss)						(371)	15	(356)
Adoption of new accounting standard (Note 1)				(23)		(23)		(23)
Stock-based compensation plans			29			29		29
Dividends declared				(150)		(150)	(5)	(155)
Common stock issued from treasury	479,275	1				1		1
Purchase of minority shares			1			1	(22)	(21)
Balance at December 31, 2019
(after deducting 45,813,109 common treasury shares)	232,650,318	$233	$2,141	$6,113	$(4,136)	$4,351	$194	$4,545
We declared and paid cash dividends of $0.64 per common share for the year ended December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash Flows from Operating Activities:
Net Income (Loss)	$(297)	$708	$365
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and Amortization	795	778	781
Amortization and Write-Off of Debt Issuance Costs	15	15	21
Provision for Deferred Income Taxes	323	131	366
Net Pension Curtailments and Settlements (Note 17)	6	22	19
Net Rationalization Charges (Note 3)	205	44	135
Rationalization Payments	(59)	(174)	(154)
Net Gains on Asset Sales (Note 5)	(16)	(1)	(14)
Gain on TireHub transaction, net of transaction costs (Note 5)	—	(272)	—
Operating Lease Expense (Note 14)	292	—	—
Operating Lease Payments (Note 14)	(267)	—	—
Pension Contributions and Direct Payments	(79)	(74)	(90)
Changes in Operating Assets and Liabilities, Net of Asset Acquisitions and Dispositions:
Accounts Receivable	71	(172)	(147)
Inventories	6	(171)	(44)
Accounts Payable — Trade	5	223	85
Compensation and Benefits	184	(26)	(65)
Other Current Liabilities	(50)	(181)	(76)
Other Assets and Liabilities	73	66	(24)
Total Cash Flows from Operating Activities	1,207	916	1,158
Cash Flows from Investing Activities:
Capital Expenditures	(770)	(811)	(881)
Asset Dispositions (Note 5)	12	2	12
Short Term Securities Acquired	(113)	(68)	(83)
Short Term Securities Redeemed	106	68	83
Notes Receivable	(7)	(55)	—
Other Transactions	(28)	(3)	(10)
Total Cash Flows from Investing Activities	(800)	(867)	(879)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	1,880	1,944	1,054
Short Term Debt and Overdrafts Paid	(1,933)	(1,795)	(1,046)
Long Term Debt Incurred	5,942	6,455	6,463
Long Term Debt Paid	(6,008)	(6,469)	(6,342)
Common Stock Issued (Note 18)	1	4	14
Common Stock Repurchased (Note 20)	—	(220)	(400)
Common Stock Dividends Paid (Note 20)	(148)	(138)	(110)
Transactions with Minority Interests in Subsidiaries	(26)	(31)	(7)
Debt Related Costs and Other Transactions	(15)	7	(41)
Total Cash Flows from Financing Activities	(307)	(243)	(415)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1	(43)	57
Net Change in Cash, Cash Equivalents and Restricted Cash	101	(237)	(79)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	873	1,110	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Year	$974	$873	$1,110
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

Effective January 1, 2019, we adopted an accounting standards update, intended to reduce complexity in hedge accounting and make hedge results easier to understand. This includes simplifying how hedge results are presented and disclosed in the financial statements, expanding the types of hedging strategies allowed and providing relief around the documentation and assessment requirements. The adoption of this standards update did not materially impact our consolidated financial statements.
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
Effective October 31, 2019, in conjunction with our annual impairment testing, we early adopted an accounting standards update with new guidance intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total goodwill allocated to that reporting unit. The adoption of this standards update did not impact our consolidated financial statements.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Issued Accounting Standards
In January 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with clarifying guidance on the application of the measurement alternative for certain equity securities and the scoping assessment for forward contracts and purchased options on certain securities. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standards update on our consolidated financial statements.
In December 2019, the FASB issued an accounting standards update with new guidance that changes the accounting for certain income tax transactions. The standards update is effective for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis. All other amendments should be applied on a prospective basis. We are currently assessing the impact of this standards update on our consolidated financial statements.
In August 2018, the FASB issued an accounting standards update with new guidance requiring a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to capitalize as an asset. The standards update is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted, and may be applied retrospectively or as of the beginning of the period of adoption. The adoption of this standards update will not have a material impact on our consolidated financial statements.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to:

•	general and product liabilities and other litigation,

•	workers’ compensation,

•	recoverability of intangibles and other long-lived assets,

•	deferred tax asset valuation allowances and uncertain income tax positions,

•	pension and other postretirement benefits, and

•	various other operating allowances and accruals, based on currently available information.
Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.
Revenue Recognition and Accounts Receivable Valuation
Sales are recognized when obligations under the terms of a contract are satisfied and control is transferred. This generally occurs with shipment or delivery, depending on the terms of the underlying contract, or when services have been rendered. Sales are measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The amount of consideration we receive and sales we recognize can vary due to changes in sales incentives, rebates, rights of return or other items we offer our customers, for which we estimate the expected amounts based on an analysis of historical experience,

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or as the most likely amount in a range of possible outcomes. Payment terms with customers vary by region and customer, but are generally 30-90 days or at the point of sale for our consumer retail locations. Net sales exclude sales, value added and other taxes. Costs to obtain contracts are generally expensed as incurred due to the short term nature of individual contracts. Incidental items that are immaterial in the context of the contract are recognized as expense as incurred. We have elected to recognize the costs incurred for transportation of products to customers as a component of cost of goods sold ("CGS").
Appropriate provisions are made for uncollectible accounts based on historical loss experience, portfolio duration, economic conditions and credit risk, considering both expected future losses as well as current incurred losses. The adequacy of the allowances are assessed quarterly.
Research and Development Costs
Research and development costs include, among other things, materials, equipment, compensation and contract services. These costs are expensed as incurred and included as a component of CGS. Research and development expenditures were $430 million, $424 million and $406 million in 2019, 2018 and 2017, respectively.
Warranty
Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties we offer is on a prorated basis. Warranty reserves are based on past claims experience, sales history and other considerations. Refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.
Environmental Cleanup Matters
We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site by site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Our estimated liability is not discounted or reduced for possible recoveries from insurance carriers. Refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.
Legal Costs
We record a liability for estimated legal and defense costs related to pending general and product liability claims, environmental matters and workers’ compensation claims. Refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.
Advertising Costs
Costs incurred for producing and communicating advertising are generally expensed when incurred as a component of selling, administrative and general expense ("SAG"). Costs incurred under our cooperative advertising programs with dealers and franchisees are generally recorded as reductions of sales as related revenues are recognized. Advertising costs, including costs for our cooperative advertising programs with dealers and franchisees, were $353 million, $345 million and $320 million in 2019, 2018 and 2017, respectively.
Rationalizations
We record costs for rationalization actions implemented to reduce excess and high-cost manufacturing capacity and operating and administrative costs. Associate-related costs include severance, supplemental unemployment compensation and benefits, medical benefits, pension curtailments, postretirement benefits, and other termination benefits. For ongoing benefit arrangements, a liability is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. For one-time benefit arrangements, a liability is incurred and must be accrued at the date the plan is communicated to employees, unless they will be retained beyond a minimum retention period. In this case, the liability is calculated at the date the plan is communicated to employees and is accrued ratably over the future service period. For voluntary benefit arrangements, a liability is not estimable and is not recognized until eligible associates apply for the benefit and we accept the applications. Other costs generally include non-cancelable lease costs, contract terminations and relocation costs. A liability for these costs is recognized in the period in which the liability is incurred. Rationalization charges related to accelerated depreciation and asset impairments are recorded in CGS or SAG. Refer to Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, in this Form 10-K.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between carrying values of assets and liabilities for financial reporting purposes and such carrying values as measured under applicable tax laws. The effect on deferred tax assets or liabilities of a change in the tax law or tax rate is recognized in the period the change is enacted. Valuation allowances are recorded to reduce net deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities also involves considering uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether it is more likely than not that additional taxes will be required and we report related interest and penalties as income taxes. To the extent that we incur expense under the global intangible low-taxed income provisions we will treat it as a component of income tax expense in the period incurred. Refer to Note to the Consolidated Financial Statements No. 6, Income Taxes, in this Form 10-K.
Cash and Cash Equivalents / Consolidated Statements of Cash Flows
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Substantially all of our cash and short-term investment securities are held with investment grade rated counterparties. At December 31, 2019, our cash investments with any single counterparty did not exceed $170 million.
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
Customer prepayments for products and government grants received that predominately relate to operations are reported as operating activities. Government grants received that are predominately related to capital expenditures are reported as investing activities. The Consolidated Statements of Cash Flows are presented net of finance leases of $36 million, $6 million and $5 million originating in the years ended December 31, 2019, 2018 and 2017, respectively. Cash flows from investing activities in 2019 exclude $243 million of accrued capital expenditures remaining unpaid at December 31, 2019, and include payment for $266 million of capital expenditures that were accrued and unpaid at December 31, 2018. Cash flows from investing activities in 2018 exclude $266 million of accrued capital expenditures remaining unpaid at December 31, 2018, and include payment for $265 million of capital expenditures that were accrued and unpaid at December 31, 2017. Cash flows from investing activities in 2017 exclude $265 million of accrued capital expenditures remaining unpaid at December 31, 2017, and include payment for $264 million of capital expenditures that were accrued and unpaid at December 31, 2016.
Restricted Cash
The following table provides a reconciliation of Cash, Cash Equivalents and Restricted Cash as reported within the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2019	2018	2017
Cash and Cash Equivalents	$908	$801	$1,043
Restricted Cash	66	72	67
Total Cash, Cash Equivalents and Restricted Cash	$974	$873	$1,110

Restricted Cash, which is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets, primarily represents amounts required to be set aside in connection with accounts receivable factoring programs. The restrictions lapse when cash from factored accounts receivable is remitted to the purchaser of those receivables.
Restricted Net Assets
In certain countries where we operate, transfers of funds into or out of such countries by way of dividends, loans or advances are generally or periodically subject to various governmental regulations. In addition, certain of our credit agreements and other debt instruments limit the ability of foreign subsidiaries to make cash distributions. At December 31, 2019, approximately $711 million of net assets were subject to such regulations or limitations.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or the average cost method. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. We allocate fixed manufacturing overheads based on normal production capacity and recognize abnormal manufacturing costs as period costs. We

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determine a provision for excess and obsolete inventory based on management’s review of inventories on hand compared to estimated future usage and sales. Refer to Note to the Consolidated Financial Statements No. 10, Inventories, in this Form 10-K.
Goodwill and Other Intangible Assets
Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized but are assessed for impairment annually with the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of the reporting unit or indefinite-lived intangible to its carrying amount. Under the qualitative assessment, an entity is not required to calculate the fair value unless the entity determines that it is more likely than not that the fair value is less than the carrying amount. If under the quantitative assessment the fair value is less than the carrying amount, then an impairment loss will be recorded for the difference between the carrying value and the fair value, limited to the carrying amount of goodwill. We perform a quantitative assessment at least once every five years.
In addition to annual testing, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives, and reviewed for impairment whenever events or circumstances warrant such a review. Refer to Note to the Consolidated Financial Statements No. 11, Goodwill and Intangible Assets, in this Form 10-K.
Investments
Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable equity securities are recorded in earnings. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recorded in AOCL, net of tax. Our investment in TireHub is accounted for under the equity method.
We regularly review our investments to determine whether a decline in fair value below their recorded amount is other than temporary. If the decline in fair value is judged to be other than temporary, the investment is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations. Refer to Notes to the Consolidated Financial Statements No. 12, Other Assets and Investments, No. 16, Fair Value Measurements, and No. 21, Reclassifications out of Accumulated Other Comprehensive Loss, in this Form 10-K.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of property, plant and equipment, and interest costs incurred during the construction period of major projects are capitalized. Government grants to us that are predominately related to capital expenditures are recorded as reductions of the cost of the associated assets. Repair and maintenance costs are expensed as incurred. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment whenever events or circumstances warrant such a review. Depreciation expense for property, plant and equipment was $793 million, $776 million and $779 million in 2019, 2018 and 2017, respectively. Refer to Notes to the Consolidated Financial Statements No. 4, Interest Expense, and No. 13, Property, Plant and Equipment, in this Form 10-K.
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
Foreign Currency Contracts — Gains and losses on contracts designated as cash flow hedges are initially deferred and recorded in AOCL. Amounts are transferred from AOCL and recognized in income in the same period and on the same line that the hedged item is recognized in income. Gains and losses on contracts designated as fair value hedges, excluding premiums and discounts, are recorded in Other (Income) Expense in the current period. Gains and losses on contracts with no hedging designation are also recorded in Other (Income) Expense in the current period. We do not include premiums or discounts on forward currency contracts in our assessment of hedge effectiveness. Premiums and discounts on contracts designated as hedges are recorded in AOCL. The amounts are recognized in the Statement of Operations on a straight-line basis over the life of the contract on the same line that the hedged item is recognized in the Statement of Operations.
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
Termination of Contracts — Gains and losses (including deferred gains and losses in AOCL) are recognized in Other (Income) Expense when contracts are terminated concurrently with the termination of the hedged position. To the extent that such position remains outstanding, gains and losses are amortized to Interest Expense or to Other (Income) Expense over the remaining life of that position. Gains and losses on contracts that we temporarily continue to hold after the early termination of a hedged position, or that otherwise no longer qualify for hedge accounting, are recognized in Other (Income) Expense. Refer to Note to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, in this Form 10-K.
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
Refer to Note to the Consolidated Financial Statements No. 18, Stock Compensation Plans, in this Form 10-K.
Earnings Per Share of Common Stock
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share primarily reflects the dilutive impact of outstanding stock options and other stock based awards. All earnings per share amounts in these notes to the consolidated financial statements are diluted, unless otherwise noted. Refer to Note to the Consolidated Financial Statements No. 7, Earnings Per Share, in this Form 10-K.

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
Derivative Financial Instruments
Exchange-traded derivative financial instruments that are valued using quoted prices would be classified within Level 1 of the valuation hierarchy. Derivative financial instruments valued using internally-developed models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Derivative financial instruments that are valued based upon models with significant unobservable market parameters, and that are normally traded less actively, would be classified within Level 3 of the valuation hierarchy. Refer to Notes to the Consolidated Financial Statements No. 15, Financing Arrangements and Derivative Financial Instruments, and No. 16, Fair Value Measurements, in this Form 10-K.
Reclassifications and Adjustments
Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Net Sales
The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2019:

		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$6,300	$4,300	$1,924	$12,524
Other tire and related sales	659	363	117	1,139
Retail services and service related sales	535	39	70	644
Chemical sales	403	—	—	403
Other	25	6	4	35
Net Sales by reportable segment	$7,922	$4,708	$2,115	$14,745

The following table shows disaggregated net sales from contracts with customers by major source for the year ended December 31, 2018:

		Europe, Middle East
(In millions)	Americas	and Africa	Asia Pacific	Total
Tire unit sales	$6,381	$4,670	$2,009	$13,060
Other tire and related sales	656	379	127	1,162
Retail services and service related sales	564	34	77	675
Chemical sales	554	—	—	554
Other	13	7	4	24
Net Sales by reportable segment	$8,168	$5,090	$2,217	$15,475

Tire unit sales consist of consumer, commercial, farm and off-the-road tire sales, including the sale of new Company-branded tires through Company-owned retail channels. Other tire and related sales consist of aviation, race, motorcycle and all-terrain vehicle tire sales, retread sales and other tire related sales. Sales of tires in this category are not included in reported tire unit information. Retail services and service related sales consist of automotive services performed for customers through our Company-owned retail channels, and includes service related products. Chemical sales relate to the sale of synthetic rubber and other chemicals to third parties, and exclude intercompany sales. Other sales include items such as franchise fees and ancillary tire parts.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue included in Other Current Liabilities in the Consolidated Balance Sheets totaled $23 million and $39 million at December 31, 2019 and 2018, respectively. Deferred revenue included in Other Long Term Liabilities in the Consolidated Balance Sheets totaled $31 million and $39 million at December 31, 2019 and 2018, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
The following table presents the balances of deferred revenue related to contracts with customers, and changes during the years ended December 31:

(In millions)	2019	2018
Balance at January 1	$78	$121
Revenue deferred during period	155	116
Revenue recognized during period	(179)	(159)
Impact of foreign currency translation	—	—
Balance at December 31	$54	$78

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Costs Associated with Rationalization Programs
In order to maintain our global competitiveness, we have implemented rationalization actions over the past several years to reduce high-cost and excess manufacturing capacity and associate headcount.
The following table presents the roll-forward of the liability balance between periods:

(In millions)	Associate-Related Costs	Other Costs	Total
Balance at December 31, 2016	$214	$5	$219
2017 charges(1)	103	32	135
Incurred, net of foreign currency translation of $25 million and $1 million, respectively	(94)	(34)	(128)
Reversed to the Statement of Operations	(13)	—	(13)
Balance at December 31, 2017	$210	$3	$213
2018 charges(1)	47	17	64
Incurred, net of foreign currency translation of $(3) million and $0 million, respectively	(158)	(19)	(177)
Reversed to the Statement of Operations	(19)	—	(19)
Balance at December 31, 2018	$80	$1	$81
2019 charges(1)	185	19	204
Incurred, net of foreign currency translation of $(2) million and $0 million, respectively	(41)	(20)	(61)
Reversed to the Statement of Operations	(4)	—	(4)
Balance at December 31, 2019	$220	$—	$220

(1)
Charges of $204 million, $64 million and $135 million in 2019, 2018 and 2017, respectively, exclude $5 million, $(1) million and $13 million, respectively, of benefit plan curtailments and settlements recorded in Rationalizations in the Statement of Operations.

On March 18, 2019, we approved a plan to modernize two of our tire manufacturing facilities in Germany. The plan is in furtherance of our strategy to strengthen the competitiveness of our manufacturing footprint and increase production of premium, large-rim diameter consumer tires. The plan will result in approximately 1,100 job reductions as a result of changes to the layout of the plants, efficiency gains from new equipment and a reduction in the production of tires for declining, less profitable market segments. We have $100 million accrued related to this plan at December 31, 2019, which is expected to be substantially paid through 2022.
On September 16, 2019, we approved a plan primarily to offer voluntary buy-outs to certain associates at our Gadsden, Alabama manufacturing facility, as part of our strategy to strengthen the competitiveness of our manufacturing footprint by curtailing production of tires for declining, less profitable segments of the tire market. Approximately 740 eligible associates submitted buy-out applications between October 1 and November 1, 2019, which have been accepted by us. We have $69 million accrued related to this plan at December 31, 2019, which is expected to be substantially paid in 2020.
The remainder of the accrual balance at December 31, 2019 is expected to be substantially utilized in the next 12 months and includes $24 million related to plans to reduce manufacturing headcount and improve operating efficiency in Europe, Middle East and Africa ("EMEA"), $16 million related to global plans to reduce SAG headcount and $7 million related to a plan to reduce manufacturing headcount and improve operating efficiency in Americas.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows net rationalization charges included in Income before Income Taxes:

(In millions)	2019	2018	2017
Current Year Plans
Associate severance and other related costs	$183	$40	$81
Benefit plan curtailment and special termination benefits	5	—	—
Other exit and non-cancelable lease costs	11	—	2
Current Year Plans - Net Charges	$199	$40	$83

Prior Year Plans
Associate severance and other related costs	$(2)	$(11)	$9
Benefit plan curtailment and special termination benefits	—	(1)	13
Other exit and non-cancelable lease costs	8	16	30
Prior Year Plans - Net Charges	6	4	52
Total Net Charges	$205	$44	$135
Asset write-off and accelerated depreciation charges	$15	$4	$40

Substantially all of the new charges in 2019 related to future cash outflows. Current year plan charges recognized in the year ended December 31, 2019 include $105 million related to the plan to modernize two of our manufacturing facilities in Germany, $76 million related to the Gadsden, Alabama plan, and $18 million related to separate plans to reduce manufacturing headcount and improve operating efficiency in Americas and EMEA.
Prior year plan charges recognized in the year ended December 31, 2019 include $10 million primarily related to EMEA manufacturing plans. Prior year plan charges for the year ended December 31, 2019 also include reversals of $4 million for actions no longer needed for their originally intended purposes.
Ongoing rationalization plans had approximately $930 million in charges through 2019 and approximately $50 million is expected to be incurred in future periods.
Approximately 2,100 associates will be released under new plans initiated in 2019, of which approximately 800 were released through December 31, 2019. In 2019, approximately 400 associates were released under plans initiated in prior years. Approximately 1,450 associates remain to be released under all ongoing rationalization plans.
At December 31, 2019, approximately 850 former associates of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims against us. Refer to Note to the Consolidated Financial Statements No. 19, Commitments and Contingent Liabilities, in this Form 10-K.
Asset write-off and accelerated depreciation charges in 2019 primarily related to the curtailment of production at our Gadsden, Alabama manufacturing facility. Asset write-off and accelerated depreciation charges for all periods were recorded in CGS.
Rationalization activities initiated in 2018 include current year charges of $28 million related to a global plan to reduce SAG headcount and $13 million related to plans to reduce manufacturing headcount and improve operating efficiency in EMEA. Current year plan charges for the year ended December 31, 2018 also include reversals of $1 million for actions no longer needed for their originally intended purposes. Prior year plan charges recognized in the year ended December 31, 2018 include charges of $15 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $3 million related to a plan to reduce manufacturing headcount in EMEA, and $3 million related to a global plan to reduce SAG headcount. Prior year plan charges for the year ended December 31, 2018 also include reversals of $18 million for actions no longer needed for their originally intended purposes.
Rationalization activities initiated in 2017 include current year charges of $30 million related to reductions in manufacturing headcount in EMEA, $25 million related to a global plan to reduce SAG headcount, $20 million related to SAG headcount reductions in EMEA, and $8 million related to a plan to improve operating efficiency in EMEA. Current year plan charges for the year ended December 31, 2017 also include reversals of $1 million for actions no longer needed for their originally intended purposes. Prior year plan charges recognized in the year ended December 31, 2017 include charges of $35 million related to the closure of our tire manufacturing facility in Philippsburg, Germany, $16 million related to manufacturing headcount reductions in EMEA, and $12 million related to a global plan to reduce SAG headcount. Prior year plan charges for the year ended December 31, 2017 also include reversals of $12 million for actions no longer needed for their originally intended purposes.
Asset write-off and accelerated depreciation charges in 2017 and 2018 primarily related to the closure of our tire manufacturing facility in Philippsburg, Germany.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Interest Expense
Interest expense includes interest and the amortization of deferred financing fees and debt discounts, less amounts capitalized, as follows:

(In millions)	2019	2018	2017
Interest expense before capitalization	$351	$335	$358
Capitalized interest	(11)	(14)	(23)
	$340	$321	$335
Cash payments for interest, net of amounts capitalized, were $324 million, $331 million and $314 million in 2019, 2018 and 2017, respectively.

Note 5. Other (Income) Expense

(In millions)	2019	2018	2017
Gain on TireHub transaction, net of transaction costs	$—	$(272)	$—
Non-service related pension and other postretirement benefits costs	118	121	62
Interest income on indirect tax settlements in Brazil	(8)	(38)	—
Financing fees and financial instruments expense	34	36	55
Net foreign currency exchange (gains) losses	(22)	(16)	(7)
General and product liability expense - discontinued products	11	9	—
Royalty income	(19)	(20)	(32)
Net (gains) losses on asset sales	(16)	(1)	(14)
Interest income	(18)	(16)	(13)
Miscellaneous expense	18	23	19
	$98	$(174)	$70

Gain on TireHub transaction represents the difference between the fair value of the equity interest received and the net book value of the assets and liabilities contributed in connection with the formation of TireHub, LLC ("TireHub"), a distribution joint venture in the United States, net of transaction costs. For the year ended December 31, 2018, we recognized a gain of $286 million and incurred transaction costs of $14 million.
Non-service related pension and other postretirement benefits cost consists primarily of the interest cost, expected return on plan assets and amortization components of net periodic cost, as well as curtailments and settlements which are not related to rationalization plans. For further information, refer to Note to the Consolidated Financial Statements No. 17, Pension, Other Postretirement Benefits and Savings Plans, in this Form 10-K.
We previously filed claims with the Brazilian tax authorities challenging the legality of the calculation of certain indirect taxes for the years 2001 through 2018. During 2018, we received favorable rulings related to these claims. As a result of the rulings, we recorded a gain of $53 million in CGS and related interest income of $38 million in Other (Income) Expense for the year ended December 31, 2018. During 2019, there were additional favorable rulings related to these claims. As a result, we recorded an additional gain of $11 million in CGS and related interest income of $8 million in Other (Income) Expense.
Financing fees and financial instruments expense consists of commitment fees and charges incurred in connection with financing transactions. Financing fees and financial instruments expense in 2017 included a premium of $25 million related to the redemption of our $700 million 7% senior notes due 2022 in May 2017.
Miscellaneous expense for the year ended December 31, 2019 includes expenses of $25 million incurred by the Company as a direct result of flooding at our Beaumont, Texas chemical facility during the third quarter of 2019. Miscellaneous expense in 2018 and 2017 includes $12 million and $14 million, respectively, related to expenses incurred by the Company as a direct result of hurricanes Harvey and Irma during 2017.
Other (Income) Expense also includes net foreign currency exchange (gains) and losses; general and product liability expense - discontinued products, which consists of charges for claims against us related primarily to asbestos personal injury claims, net of probable insurance recoveries; royalty income which is derived primarily from licensing arrangements; net (gains) and losses on asset sales; and interest income.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Income Taxes
The components of Income before Income Taxes follow:

(In millions)	2019	2018	2017
U.S.	$(39)	$439	$394
Foreign	216	572	484
	$177	$1,011	$878
A reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense follows:

(In millions)	2019	2018	2017
U.S. federal income tax expense at the statutory rate of 21% (35% for 2017)	$37	$212	$307
Federal and state tax on accelerated royalty income transaction	334	—	—
Net establishment (release) of foreign valuation allowances	140	(5)	1
Net establishment (release) of U.S. valuation allowances	(98)	25	5
Net foreign losses (income) with no tax due to valuation allowances	48	7	(7)
U.S. charges (benefits) related to foreign tax credits, R&D and foreign derived intangible deduction	(17)	20	(23)
Adjustment for foreign income taxed at different rates	16	30	(55)
Net establishment (resolution) of uncertain tax positions	7	18	(6)
Deferred tax impact of enacted tax rate and law changes	3	—	389
State income taxes, net of U.S. federal benefit	(1)	(1)	9
Provision for undistributed foreign earnings, net	—	(9)	(162)
Transition tax	—	8	77
Domestic production activities deduction	—	(1)	(16)
Other	5	(1)	(6)
United States and Foreign Tax Expense	$474	$303	$513

The components of United States and Foreign Tax Expense by taxing jurisdiction, follow:

(In millions)	2019	2018	2017
Current:
Federal	$—	$(15)	$(22)
Foreign	134	188	166
State	17	(1)	3
	151	172	147
Deferred:
Federal	133	120	389
Foreign	153	6	(8)
State	37	5	(15)
	323	131	366
United States and Foreign Tax Expense	$474	$303	$513

Income tax expense in 2019 was $474 million on income before income taxes of $177 million. In 2019, income tax expense was unfavorably impacted by net discrete adjustments totaling $386 million. Discrete adjustments were due to non-cash charges of $334 million related to an acceleration of royalty income in the U.S. from the sale of certain European royalty payments to Luxembourg and $150 million related to an increase in our valuation allowance on tax losses in Luxembourg, which were partially offset by a non-cash tax benefit of $98 million related to a reduction of our U.S. valuation allowance for foreign tax credits.
At December 31, 2019, our valuation allowance on certain of our U.S. federal, state and local deferred tax assets was $13 million, primarily related to state tax loss and credit carryforwards, and our valuation allowance on our foreign deferred tax assets was

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$969 million. At December 31, 2018, our valuation allowance on certain U.S. federal, state and local deferred tax assets was $113 million and our valuation allowance on our foreign deferred tax assets was $204 million.
We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We consider tax planning strategies available to accelerate taxable amounts if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.
At December 31, 2019, our net deferred tax assets include approximately $403 million of foreign tax credits, net of a valuation allowance of $3 million, as compared to $637 million, net of a valuation allowance of $103 million, at December 31, 2018. If not utilized, these foreign tax credits will expire from 2022 to 2028. These credits were generated primarily from the receipt of foreign dividends. Our earnings and forecasts of future profitability along with three significant sources of foreign income provide us sufficient positive evidence to utilize these credits, despite the negative evidence of their limited carryforward periods. Those sources of foreign income are (1) 100% of our domestic profitability can be re-characterized as foreign source income under current U.S. tax law to the extent domestic losses have offset foreign source income in prior years, (2) annual net foreign source income, exclusive of dividends, primarily from royalties, and (3) tax planning strategies, including capitalizing research and development costs, accelerating income on cross border sales of inventory or raw materials to our subsidiaries and reducing U.S. interest expense by, for example, reducing intercompany loans through repatriating current year earnings of foreign subsidiaries, all of which would increase our domestic profitability.
Foreign source taxable income for the fourth quarter of 2019 includes accelerated royalty income in the U.S. of $2.1 billion received from Luxembourg as payment for the purchase of the right to receive technology royalties from our European operations for a period of 12 years. External specialists assisted management with this transaction. The royalty sale transaction resulted in a U.S. tax charge of $334 million and a deferred tax asset and offsetting valuation allowance of $576 million in Luxembourg.
Foreign source taxable income for the fourth quarter of 2019 also includes $320 million of accelerated cross-border sales of inventory from the U.S. to Canada, resulting in a U.S. tax charge of approximately $70 million that was offset by the establishment of a deferred tax asset.
The federal portion of the tax charges related to both the royalty acceleration and Canadian prepayment transactions was fully offset by the utilization of foreign tax credits of approximately $310 million. In addition, as a result of these transactions, we released an existing U.S. valuation allowance on foreign tax credits of $98 million.
We considered our current forecasts of future profitability in assessing our ability to realize our remaining net foreign tax credits. These forecasts include the impact of recent trends, including various macroeconomic factors such as raw material prices, on our profitability, as well as the impact of tax planning strategies. Macroeconomic factors, including raw material prices, possess a high degree of volatility and can significantly impact our profitability. As such, there is a risk that future foreign source income will not be sufficient to fully utilize these foreign tax credits. However, we believe our forecasts of future profitability along with the three significant sources of foreign income described above provide us sufficient positive evidence to conclude that it is more likely than not that our foreign tax credits, net of remaining valuation allowances, will be fully utilized prior to their various expiration dates.
Our losses in various foreign taxing jurisdictions in recent periods represented sufficient negative evidence to require us to maintain a full valuation allowance against certain of our net deferred tax assets. In Luxembourg, we maintained a valuation allowance on all deferred tax assets with limited lives. As a result of recent negative evidence, including cumulative losses in the most recent three-year period and a forecast of continued losses for 2020, we increased our valuation allowance on our net deferred tax assets in Luxembourg to now include losses with unlimited lives, resulting in a non-cash tax charge of $150 million. Each reporting period we assess available positive and negative evidence and estimate if sufficient future taxable income will be generated to utilize these existing deferred tax assets. We do not believe that sufficient positive evidence required to release valuation allowances having a significant impact on our financial position or results of operations will exist within the next twelve months.
In 2018, income tax expense of $303 million was unfavorably impacted by net discrete adjustments of $65 million. Discrete adjustments were primarily due to charges totaling $135 million related to deferred tax assets for foreign tax credits, including the establishment of a valuation allowance on foreign tax credits of $98 million, partially offset by a tax benefit of $88 million related to a worthless stock deduction created by permanently ceasing operations of our Venezuelan subsidiary during the fourth

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

quarter of 2018. Income tax expense in 2018 also included net charges of $18 million for various other discrete tax adjustments, including those related to finalizing our accounting for certain provisional items related to the Tax Act.
In 2017, income tax expense of $513 million was unfavorably impacted by net discrete adjustments of $294 million, due to a net non-cash charge of $299 million related to the enactment of the Tax Act and a net benefit of $5 million for other miscellaneous discrete tax items.
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 follow:

(In millions)	2019	2018
Tax loss carryforwards and credits	$1,159	$1,473
Prepaid royalty income	576	—
Capitalized research and development expenditures	416	404
Accrued expenses deductible as paid	347	261
Postretirement benefits and pensions	221	207
Rationalizations and other provisions	38	26
Vacation and sick pay	23	23
Deferred interest deductions	—	40
Other	106	111
	2,886	2,545
Valuation allowance	(982)	(317)
Total deferred tax assets	1,904	2,228
Property basis differences	(466)	(475)
Tax on undistributed earnings of subsidiaries	(1)	(1)
Total net deferred tax assets	$1,437	$1,752

At December 31, 2019, we had $611 million of tax assets for net operating loss, capital loss and tax credit carryforwards related to certain foreign subsidiaries. These carryforwards are primarily from countries with unlimited carryforward periods, but include $63 million of tax credit carryforwards in various European countries that are subject to expiration from 2020 to 2029. On December 31, 2019, deferred taxes included $576 million for the prepaid royalty income in Luxembourg, as further described above. A valuation allowance totaling $969 million has been recorded against these and other deferred tax assets where recovery of the asset or carryforward is uncertain. In addition, we had $489 million of federal and $59 million of state tax assets for net operating loss and tax credit carryforwards. The federal carryforwards consist of $406 million of foreign tax credits that are subject to expiration from 2022 to 2028 and $83 million of tax assets related to research and development credits and other federal credits that are subject to expiration from 2030 to 2039. The state carryforwards are subject to expiration from 2020 to 2034. A valuation allowance of $13 million has been recorded against federal and state deferred tax assets where recovery is uncertain.
At December 31, 2019, we had unrecognized tax benefits of $82 million that if recognized, would have a favorable impact on our tax expense of $56 million. We had accrued interest of $1 million as of December 31, 2019. If not favorably settled, $6 million of the unrecognized tax benefits and all of the accrued interest would require the use of our cash. We do not expect changes during 2020 to our unrecognized tax benefits to have a significant impact on our financial position or results of operations.

Reconciliation of Unrecognized Tax Benefits
(In millions)	2019	2018	2017
Balance at January 1	$71	$52	$63
Increases related to prior year tax positions	24	9	2
Decreases related to prior year tax positions	—	(1)	(2)
Settlements	(11)	(2)	(8)
Foreign currency impact	(2)	(5)	—
Increases related to current year tax positions	—	21	—
Lapse of statute of limitations	—	(3)	(3)
Balance at December 31	$82	$71	$52

We are open to examination in the United States for 2019 and in Germany from 2016 onward. Generally, for our remaining tax jurisdictions, years from 2014 onward are still open to examination.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have undistributed earnings and profits of our foreign subsidiaries totaling approximately $2.4 billion at December 31, 2019. We have concluded that no provision for tax in the United States is required because substantially all of the remaining undistributed earnings and profits have been or will be reinvested in property, plant and equipment and working capital outside of the United States. A foreign withholding tax charge of approximately $80 million (net of foreign tax credits) would be required if these earnings and profits were to be distributed to the United States.
Net cash payments for income taxes were $142 million, $178 million and $144 million in 2019, 2018 and 2017, respectively.
Note 7.  Earnings Per Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are calculated to reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.
Basic and diluted earnings per common share are calculated as follows:

(In millions, except per share amounts)	2019	2018	2017
Earnings (loss) per share — basic:
Goodyear net income (loss)	$(311)	$693	$346
Weighted average shares outstanding	233	237	249
Earnings (loss) per common share — basic	$(1.33)	$2.92	$1.39

Earnings (loss) per share — diluted:
Goodyear net income (loss)	$(311)	$693	$346
Weighted average shares outstanding	233	237	249
Dilutive effect of stock options and other dilutive securities	—	2	4
Weighted average shares outstanding — diluted	233	239	253
Earnings (loss) per common share — diluted	$(1.33)	$2.89	$1.37
Weighted average shares outstanding — diluted for 2019 excludes the dilutive effect of approximately 3 million equivalent shares, related primarily to options with exercise prices less than the average market price of our common shares (i.e., "in-the-money" options), as their inclusion would have been anti-dilutive due to the Goodyear net loss. Additionally, weighted average shares outstanding — diluted for 2019 excludes approximately 2 million equivalent shares related to options with exercise prices greater than the average market price of our common shares (i.e., “underwater” options). There were approximately 2 million and 1 million equivalent shares related to options with exercise prices greater than the average market price of our common shares for 2018 and 2017, respectively.
Note 8. Business Segments
Segment information reflects our strategic business units (“SBUs”), which are organized to meet customer requirements and global competition. For the year ended December 31, 2019, we operated our business through three operating segments representing our regional tire businesses: Americas; Europe, Middle East and Africa; and Asia Pacific. Segment information is reported on the basis used for reporting to our Chief Executive Officer. Each of the three regional business segments is involved in the development, manufacture, distribution and sale of tires. Certain of the business segments also provide related products and services, which include retreads and automotive and commercial truck maintenance and repair services. Each segment also exports tires to other segments.
Americas manufactures and sells tires for automobiles, trucks, buses, earthmoving, mining and industrial equipment, aircraft, and for various other applications throughout North, Central and South America. Americas also provides related products and services including retreaded tires, tread rubber, and automotive and commercial truck maintenance and repair services, as well as sells chemical and natural rubber products to our other business segments and to unaffiliated customers.
EMEA manufactures and sells tires for automobiles, trucks, buses, aircraft, motorcycles, and earthmoving, mining and industrial equipment throughout Europe, the Middle East and Africa. EMEA also sells retreaded aviation tires, retreading and related services for commercial truck and earthmoving, mining and industrial equipment, and automotive maintenance and repair services.
Asia Pacific manufactures and sells tires for automobiles, trucks, aircraft, farm, and earthmoving, mining and industrial equipment throughout the Asia Pacific region. Asia Pacific also provides related products and services including retreaded truck and aviation tires, tread rubber, and automotive maintenance and repair services.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents segment sales and operating income, and the reconciliation of segment operating income to Income before Income Taxes:

(In millions)	2019	2018	2017
Sales
Americas	$7,922	$8,168	$8,212
Europe, Middle East and Africa	4,708	5,090	4,928
Asia Pacific	2,115	2,217	2,237
Net Sales	$14,745	$15,475	$15,377
Segment Operating Income
Americas	$550	$654	$847
Europe, Middle East and Africa	202	363	367
Asia Pacific	193	257	342
Total Segment Operating Income	945	1,274	1,556
Less:
Rationalizations	205	44	135
Interest expense	340	321	335
Other (income) expense (1)	98	(174)	70
Asset write-offs and accelerated depreciation	15	4	40
Corporate incentive compensation plans	50	13	33
Retained expenses of divested operations	10	9	13
Other (2)	50	46	52
Income before Income Taxes	$177	$1,011	$878

(1)	Refer to Note to the Consolidated Financial Statements No. 5, Other (Income) Expense, in this Form 10-K.

(2)
Primarily represents unallocated corporate costs and the elimination of $17 million, $18 million and $30 million for the years ended December 31, 2019, 2018 and 2017, respectively, of royalty income attributable to the strategic business units.

The following table presents segment assets at December 31:

(In millions)	2019	2018
Assets
Americas	$7,606	$7,160
Europe, Middle East and Africa	4,724	4,809
Asia Pacific	2,711	2,602
Total Segment Assets	15,041	14,571
Corporate(1)	2,144	2,301
	$17,185	$16,872

(1)	Corporate includes substantially all of our U.S. net deferred tax assets.
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

(In millions)	2019	2018	2017
Net Sales
United States	$6,489	$6,692	$6,678
Germany (1)	979	1,691	1,874
Other international	7,277	7,092	6,825
	$14,745	$15,475	$15,377
Long-Lived Assets
United States	$2,681	$2,734
China	722	762
Other international	3,805	3,763
	$7,208	$7,259

(1)	The 2018 and 2019 decrease in net sales primarily related to a business reorganization that centralized our OE sales for EMEA in Luxembourg.
At December 31, 2019, significant concentrations of cash and cash equivalents held by our international subsidiaries included the following amounts:

•	$337 million or 37% in Asia Pacific, primarily China, India and Japan ($278 million or 35% at December 31, 2018),

•	$214 million or 24% in EMEA, primarily Belgium ($261 million or 33% at December 31, 2018), and

•	$190 million or 21% in Americas, primarily Brazil, Canada and Chile ($134 million or 17% at December 31, 2018).
Rationalizations, as described in Note to the Consolidated Financial Statements No. 3, Costs Associated with Rationalization Programs, in this Form 10-K, net (gains) losses on asset sales, as described in Note to the Consolidated Financial Statements No. 5, Other (Income) Expense, in this Form 10-K, and asset write-offs and accelerated depreciation were not charged (credited) to the SBUs for performance evaluation purposes but were attributable to the SBUs as follows:

(In millions)	2019	2018	2017
Rationalizations
Americas	$90	$3	$6
Europe, Middle East and Africa	115	36	111
Asia Pacific	—	3	2
Total Segment Rationalizations	$205	$42	$119
Corporate	—	2	16
	$205	$44	$135

(In millions)	2019	2018	2017
Net (Gains) Losses on Asset Sales
Americas(1)	$—	$(275)	$(4)
Europe, Middle East and Africa	(16)	2	(10)
Total Segment Asset Sales	$(16)	$(273)	$(14)

(1)	Americas Net (Gains) Losses on Asset Sales for the year ended December 31, 2018 includes the gain of $272 million related to the TireHub transaction, net of transaction costs.

(In millions)	2019	2018	2017
Asset Write-offs and Accelerated Depreciation
Americas	$13	$—	$—
Europe, Middle East and Africa	2	4	40
Total Segment Asset Write-offs and Accelerated Depreciation	$15	$4	$40

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present segment capital expenditures and depreciation and amortization:

(In millions)	2019	2018	2017
Capital Expenditures
Americas	$369	$406	$525
Europe, Middle East and Africa	227	180	159
Asia Pacific	141	188	164
Total Segment Capital Expenditures	$737	$774	$848
Corporate	33	37	33
	$770	$811	$881

(In millions)	2019	2018	2017
Depreciation and Amortization
Americas	$430	$414	$398
Europe, Middle East and Africa	197	201	191
Asia Pacific	133	131	124
Total Segment Depreciation and Amortization	$760	$746	$713
Corporate	35	32	68
	$795	$778	$781
The following table presents segment equity in the net income of investees accounted for by the equity method:

(In millions)	2019	2018	2017
Equity in (Income) Loss
Americas	$32	$11	$(5)
Europe, Middle East and Africa	—	(1)	—
Total Segment Equity in (Income) Loss	$32	$10	$(5)
Note 9. Accounts Receivable

(In millions)	2019	2018
Accounts receivable	$2,052	$2,143
Allowance for doubtful accounts	(111)	(113)
	$1,941	$2,030

Note 10. Inventories

(In millions)	2019	2018
Raw materials	$530	$569
Work in process	143	152
Finished goods	2,178	2,135
	$2,851	$2,856

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Goodwill and Intangible Assets
The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2019:

(In millions)	Balance at December 31, 2018	Acquisitions	Divestitures	Translation	Balance at December 31, 2019
Americas	$91	$—	$—	$—	$91
Europe, Middle East and Africa	415	2	—	(6)	411
Asia Pacific	63	1	—	(1)	63
	$569	$3	$—	$(7)	$565
The following table presents the net carrying amount of goodwill allocated by segment, and changes during 2018:

(In millions)	Balance at December 31, 2017	Acquisitions	Divestitures	Translation	Balance at December 31, 2018
Americas	$91	$—	$—	$—	$91
Europe, Middle East and Africa	437	2	—	(24)	415
Asia Pacific	67	—	—	(4)	63
	$595	$2	$—	$(28)	$569

The following table presents information about intangible assets:

	2019			2018
(In millions)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets with indefinite lives	$124	$(6)	$118	$124	$(6)	$118
Trademarks and patents	24	(19)	5	23	(19)	4
Other intangible assets	25	(11)	14	23	(9)	14
	$173	$(36)	$137	$170	$(34)	$136

(1)	Includes impact of foreign currency translation.
Intangible assets are primarily comprised of the rights to use the Dunlop brand name and related trademarks and certain other brand names and trademarks.
Amortization expense for intangible assets totaled $2 million in 2019, 2018 and 2017. We estimate that annual amortization expense related to intangible assets will be approximately $2 million in 2020 through 2022, and $1 million in 2023 and 2024. The weighted average remaining amortization period is approximately 20 years.
Our annual impairment analyses for 2019, 2018 and 2017 indicated no impairment of goodwill or intangible assets with indefinite lives. Our quantitative goodwill analysis as of October 31, 2019 concluded that the fair values substantially exceeded the carrying amounts for each reporting unit tested, except for the EMEA reporting unit. There were no events or circumstances that indicated the quantitative impairment tests should be re-performed for goodwill or for intangible assets with indefinite lives for any reporting unit at December 31, 2019.

We determine the estimated fair value for each reporting unit based on discounted cash flow projections and market values for comparable businesses. EMEA had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 10%. The most critical assumptions used in the calculation of the fair value of the EMEA reporting unit are the projected long term operating margin, discount rate and the selection of market multiples. If we make adverse revisions to our significant assumptions, including as a result of business performance or market conditions, or if our market capitalization declines further and if such a decline becomes indicative that the fair value of our reporting units has declined below their carrying values, we may need to record a material, non-cash goodwill impairment charge in a future period.
Note 12. Other Assets and Investments
Dividends received from our consolidated subsidiaries were $43 million, $608 million and $558 million in 2019, 2018 and 2017, respectively. Dividends received in 2019 were primarily from Singapore and Brazil and paid to the United States. Dividends received in 2018 were primarily from Singapore and Japan and paid to the United States. Dividends received in 2017 were primarily from Luxembourg and paid to the United States. Dividends received from our affiliates accounted for using the equity method were $4 million, $5 million and $5 million in 2019, 2018 and 2017, respectively.

The balance of our investment in TireHub was $262 million and $270 million at December 31, 2019 and 2018, respectively, and was included in Other Assets on our Consolidated Balance Sheets. Our investment in TireHub is accounted for under the equity method of accounting and, as such, includes our 50% share of the net losses of TireHub, which totaled $33 million and $15 million in 2019 and 2018, respectively. In 2019, we contributed a loan receivable from TireHub of $30 million to their equity, which increased our investment in TireHub.
Note 13. Property, Plant and Equipment

	2019			2018
(In millions)	Owned	Finance Leases	Total	Owned	Capital Leases	Total
Property, plant and equipment, at cost:
Land	$425	$1	$426	$427	$—	$427
Buildings(1)	2,431	227	2,658	2,564	29	2,593
Machinery and equipment	13,624	30	13,654	13,440	43	13,483
Construction in progress	681	1	682	654	1	655
	17,161	259	17,420	17,085	73	17,158
Accumulated depreciation	(10,438)	(50)	(10,488)	(10,128)	(33)	(10,161)
	6,723	209	6,932	6,957	40	6,997
Spare parts	276	—	276	262	—	262
	$6,999	$209	$7,208	$7,219	$40	$7,259

(1)	Includes finance lease obligations related to our Global and Americas Headquarters at December 31, 2019 as a result of the adoption of the new lease accounting standard.
The range of useful lives of property used in arriving at the annual amount of depreciation are as follows: buildings and improvements, 3 to 45 years; and machinery and equipment, 3 to 40 years.
Note 14. Leases
We determine if an arrangement is or contains a lease at inception. We enter into leases primarily for our distribution facilities, manufacturing equipment, administrative offices, retail stores, vehicles and data processing equipment under varying terms and conditions. Our leases have remaining lease terms of less than 1 year to approximately 50 years. Most of our leases include options to extend the lease, with renewal terms ranging from 1 to 50 years years or more, and some include options to terminate the lease within 1 year. If it is reasonably certain that an option to extend or terminate a lease will be exercised, that option is considered in the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize short-term lease expense for these leases on a straight-line basis over the lease term.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of lease expense included in Income before Income Taxes for the year ended December 31, 2019 are as follows:

(In millions)	2019
Operating Lease Expense	$292
Finance Lease Expense:
Amortization of ROU assets	11
Interest on lease liabilities	21
Short Term Lease Expense	6
Variable Lease Expense	7
Sublease Income	(15)
Total Lease Expense	$322

Net rental expense for the years ended December 31, 2018 and 2017 is comprised of the following:

(In millions)	2018	2017
Gross rental expense	$333	$332
Sublease rental income	(16)	(17)
	$317	$315

Supplemental cash flow information related to leases for the year ended December 31, 2019 is as follows:

(In millions)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating Cash Flows for Operating Leases	$267
Operating Cash Flows for Finance Leases	21
Financing Cash Flows for Finance Leases	7
ROU Assets Obtained in Exchange for Lease Obligations
Operating Leases	197
Finance Leases	34

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental balance sheet information related to leases as of December 31, 2019 is as follows:

(In millions, except lease term and discount rate)
Operating Leases
Operating Lease ROU Assets	$855

Operating Lease Liabilities due Within One Year	$199
Operating Lease Liabilities	668
Total Operating Lease Liabilities	$867

Finance Leases
Property, Plant and Equipment, at cost	$259
Accumulated Depreciation	(50)
Property, Plant and Equipment, net	$209

Long Term Debt and Finance Leases due Within One Year	$6
Long Term Debt and Finance Leases	243
Total Finance Lease Liabilities	$249

Weighted Average Remaining Lease Term
Operating Leases	7.2 years
Finance Leases	31.6 years

Weighted Average Discount Rate
Operating Leases	6.69%
Finance Leases	8.46%

Future maturities of our lease liabilities, excluding subleases, as of December 31, 2019 are as follows:

(In millions)	Operating Leases	Finance Leases
2020	$242	$25
2021	192	35
2022	141	22
2023	109	21
2024	81	20
Thereafter	359	690
Total Lease Payments	1,124	813
Less: Imputed Interest	257	564
Total	$867	$249

As of December 31, 2019, we have additional operating leases that have not yet commenced for which the present value of lease payments over the respective lease terms totals $48 million. Accordingly, these leases are not recorded on the Consolidated Balance Sheet at December 31, 2019. These operating leases will commence in 2020 with lease terms of 10 years to 15 years.

Note 15. Financing Arrangements and Derivative Financial Instruments
At December 31, 2019, we had total credit arrangements of $9,078 million, of which $3,578 million were unused. At that date, 32% of our debt was at variable interest rates averaging 3.81%.
Notes Payable and Overdrafts, Long Term Debt and Finance Leases due Within One Year and Short Term Financing Arrangements
At December 31, 2019, we had short term committed and uncommitted credit arrangements totaling $758 million, of which $389 million were unused. These arrangements are available primarily to certain of our foreign subsidiaries through various banks at quoted market interest rates.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents amounts due within one year:

	December 31,	December 31,
(In millions)	2019	2018
Chinese credit facilities	$118	$122
Other domestic and foreign debt	230	288
Notes Payable and Overdrafts	$348	$410
Weighted average interest rate	4.92%	8.03%

Chinese credit facilities	$95	$32
8.75% note due 2020	280	—
Other domestic and foreign debt (including finance leases)	187	211
Long Term Debt and Finance Leases due Within One Year	$562	$243
Weighted average interest rate	6.58%	4.57%
Total obligations due within one year	$910	$653

Long Term Debt and Finance Leases and Financing Arrangements
At December 31, 2019, we had long term credit arrangements totaling $8,320 million, of which $3,189 million were unused.
The following table presents long term debt and finance leases, net of unamortized discounts, and interest rates:

	December 31, 2019		December 31, 2018

(In millions)	Amount	Interest Rate	Amount	Interest Rate
Notes:
8.75% due 2020	$280		$278
5.125% due 2023	1,000		1,000
3.75% Euro Notes due 2023	281		286
5% due 2026	900		900
4.875% due 2027	700		700
7% due 2028	150		150
Credit Facilities:
First lien revolving credit facility due 2021	—	—	—	—
Second lien term loan facility due 2025	400	3.97%	400	4.46%
European revolving credit facility due 2024	—	—	—	—
Pan-European accounts receivable facility	327	0.98%	335	1.01%
Mexican credit facilities	200	3.44%	200	4.30%
Chinese credit facilities	195	4.87%	219	5.03%
Other foreign and domestic debt(1)	661	4.02%	884	5.35%
	5,094		5,352
Unamortized deferred financing fees	(28)		(36)
	5,066		5,316
Finance lease obligations(2)	249		37
	5,315		5,353
Less portion due within one year	(562)		(243)
	$4,753		$5,110

(1)	Interest rates are weighted average interest rates related to various foreign credit facilities with customary terms and conditions.

(2)	Includes finance lease obligations related to our Global and Americas Headquarters at December 31, 2019.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTES
$282 million 8.75% Senior Notes due 2020
At December 31, 2019, $282 million aggregate principal amount of 8.75% notes due 2020 were outstanding. These notes had an effective yield of 9.20% at issuance. These notes are unsecured senior obligations, are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below, and will mature on August 15, 2020.
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
$1.0 billion 5.125% Senior Notes due 2023
At December 31, 2019, $1.0 billion aggregate principal amount of 5.125% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on November 15, 2023. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 101.281% and 100% during the 12-month periods commencing on November 15, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.
The terms of the indenture for these notes, among other things, limit the ability of the Company and certain of its subsidiaries, including Goodyear Europe B.V. ("GEBV"), to (i) incur additional debt or issue redeemable preferred stock, (ii) pay dividends, repurchase shares or make certain other restricted payments or investments, (iii) incur liens, (iv) sell assets, (v) incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us, (vi) enter into affiliate transactions, (vii) engage in sale and leaseback transactions, and (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an investment grade rating by Moody's and Standard and Poor's and no default has occurred and is continuing, certain covenants will be suspended and we may elect to suspend the subsidiary guarantees. The indenture has customary defaults, including a cross-default to material indebtedness of Goodyear and our subsidiaries.
€250 million 3.75% Senior Notes due 2023 of GEBV
At December 31, 2019, €250 million aggregate principal amount of GEBV’s 3.75% senior notes due 2023 were outstanding. These notes were sold at 100% of the principal amount and will mature on December 15, 2023. These notes are unsecured senior obligations of GEBV and are guaranteed, on an unsecured senior basis, by the Company and our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
We have the option to redeem these notes, in whole or in part, at any time at a redemption price of 100.938% and 100% during the 12-month periods commencing on December 15, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.
The indenture for these notes includes covenants that are substantially similar to those contained in the indenture governing our 5.125% senior notes due 2023, described above.
$900 million 5% Senior Notes due 2026
At December 31, 2019, $900 million aggregate principal amount of 5% senior notes due 2026 were outstanding. These notes were sold at 100% of the principal amount and will mature on May 31, 2026. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
$700 million 4.875% Senior Notes due 2027
At December 31, 2019, $700 million aggregate principal amount of 4.875% senior notes due 2027 were outstanding. These notes were sold at 100% of the principal amount and will mature on March 15, 2027. These notes are unsecured senior obligations and are guaranteed by our U.S. and Canadian subsidiaries that also guarantee our obligations under our U.S. senior secured credit facilities described below.
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
$150 million 7% Senior Notes due 2028
At December 31, 2019, $150 million aggregate principal amount of 7% notes due 2028 were outstanding. These notes are unsecured senior obligations and will mature on March 15, 2028.
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
Availability under the facility is subject to a borrowing base, which is based primarily on (i) eligible accounts receivable and inventory of The Goodyear Tire & Rubber Company and certain of its U.S. and Canadian subsidiaries, after adjusting for customary factors that are subject to modification from time to time by the administrative agent or the majority lenders at their discretion (not to be exercised unreasonably), (ii) the value of our principal trademarks, and (iii) certain cash in an amount not to exceed $200 million. Modifications are based on the results of periodic collateral and borrowing base evaluations and appraisals. To the extent that our eligible accounts receivable, inventory and other components of the borrowing base decline in value, our borrowing base will decrease and the availability under the facility may decrease below $2.0 billion. In addition, if the amount of outstanding borrowings and letters of credit under the facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess. As of December 31, 2019, our borrowing base, and therefore our availability, under this facility was $301 million below the facility's stated amount of $2.0 billion.

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
At December 31, 2019 and 2018, we had no borrowings and $37 million of letters of credit issued under the revolving credit facility.
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
At December 31, 2019 and 2018, the amounts outstanding under this facility were $400 million.
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
The European revolving credit facility consists of (i) a €180 million German tranche that is available only to Goodyear Dunlop Tires Germany GmbH (“GDTG”) and (ii) a €620 million all-borrower tranche that is available to GEBV, GDTG and Goodyear Dunlop Tires Operations S.A. Up to €175 million of swingline loans and €75 million in letters of credit are available for issuance under the all-borrower tranche. Subject to the consent of the lenders whose commitments are to be increased, we may request that the facility be increased by up to €200 million.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GEBV and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany provide guarantees to support the facility. GEBV’s obligations under the facility and the obligations of its subsidiaries under the related guarantees are secured by security interests in collateral that includes, subject to certain exceptions:

•	the capital stock of the principal subsidiaries of GEBV; and

•
a substantial portion of the tangible and intangible assets of GEBV and certain of its subsidiaries in the United Kingdom, Luxembourg, France and Germany, including real property, equipment, inventory, contract rights, intercompany receivables and cash accounts, but excluding accounts receivable and certain cash accounts in subsidiaries that are or may become parties to securitization or factoring transactions.

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
The facility contains covenants similar to those in our first lien revolving credit facility, with additional limitations applicable to GEBV and its subsidiaries. In addition, under the facility, GEBV’s ratio of Consolidated Net GEBV Indebtedness to Consolidated GEBV EBITDA for a period of four consecutive fiscal quarters is not permitted to be greater than 3.0 to 1.0 at the end of any fiscal quarter. “Consolidated Net GEBV Indebtedness” and “Consolidated GEBV EBITDA” have the meanings given them in the facility.
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
At December 31, 2019 and 2018, there were no borrowings and no letters of credit outstanding under the European revolving credit facility.
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
At December 31, 2019, the amounts available and utilized under this program totaled $327 million (€291 million). At December 31, 2018, the amounts available and utilized under this program totaled $335 million (€293 million). The program does not qualify for sale accounting, and accordingly, these amounts are included in Long Term Debt and Finance Leases.
Accounts Receivable Factoring Facilities (Off-Balance Sheet)
We have sold certain of our trade receivables under off-balance sheet programs. For these programs, we have concluded that there is generally no risk of loss to us from non-payment of the sold receivables. At December 31, 2019 and 2018, the amount of receivables sold was $548 million and $568 million, respectively.
Other Foreign Credit Facilities
A Mexican subsidiary and a U.S. subsidiary have a revolving credit facility in Mexico. At December 31, 2019, the amounts available and utilized under this facility was $200 million. The facility ultimately matures in 2022, has covenants relating to the Mexican and U.S. subsidiary, and has customary representations and warranties and default provisions relating to the Mexican and U.S. subsidiary’s ability to perform its respective obligations under the facility. At December 31, 2018, the subsidiaries had several financing arrangements in Mexico, and the amounts available and utilized under these facilities were $340 million and $200 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A Chinese subsidiary has several financing arrangements in China. At December 31, 2019 and 2018, the amounts available under these facilities were $735 million and $672 million, respectively. At December 31, 2019, the amount utilized under these facilities was $313 million, of which $118 million represented notes payable and $195 million represented long term debt. At December 31, 2019, $95 million of the long term debt was due within a year. At December 31, 2018, the amount utilized under these facilities was $341 million, of which $122 million represented notes payable and $219 million represented long term debt. At December 31, 2018, $32 million of the long term debt was due within a year. The facilities contain covenants relating to the Chinese subsidiary and have customary representations and warranties and defaults relating to the Chinese subsidiary’s ability to perform its obligations under the facilities. Certain of the facilities can only be used to finance the expansion of our manufacturing facility in China and, at December 31, 2019 and 2018, the unused amounts available under these restricted facilities were $106 million and $116 million, respectively.
Debt Maturities
The annual aggregate maturities of our debt (excluding the impact of deferred financing fees and unamortized discounts) and finance leases for the five years subsequent to December 31, 2019 are presented below. Maturities of debt credit agreements have been reported on the basis that the commitments to lend under these agreements will be terminated effective at the end of their current terms.

(In millions)	2020	2021	2022	2023	2024
U.S.	$283	$1	$166	$998	$—
Foreign	628	264	227	651	87
	$911	$265	$393	$1,649	$87

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
The following table presents the fair values for foreign currency hedge contracts that do not meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2019	2018
Fair Values — Current asset (liability):
Accounts Receivable	$1	$7
Other Current Liabilities	(15)	(6)

At December 31, 2019 and 2018, these outstanding foreign currency derivatives had notional amounts of $1,707 million and $1,240 million, respectively, and were primarily related to intercompany loans. Other (Income) Expense included net transaction gains on derivatives of $22 million and $80 million in 2019 and 2018, respectively. These amounts were substantially offset in Other (Income) Expense by the effect of changing exchange rates on the underlying currency exposures.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents fair values for foreign currency hedge contracts that meet the criteria to be accounted for as cash flow hedging instruments:

	December 31,	December 31,
(In millions)	2019	2018
Fair Values — Current asset (liability):
Accounts Receivable	$9	$9
Other Current Liabilities	(3)	(1)

Fair Values — Long term asset (liability):
Other Assets	$1	$2
Other Long Term Liabilities	(1)	—

At December 31, 2019 and 2018, these outstanding foreign currency derivatives had notional amounts of $365 million and $347 million, respectively, and primarily related to U.S. dollar denominated intercompany transactions.
We enter into master netting agreements with counterparties. The amounts eligible for offset under the master netting agreements are not material and we have elected a gross presentation of foreign currency contracts in the Consolidated Balance Sheets.
The following table presents the classification of changes in fair values of foreign currency contracts that meet the criteria to be accounted for as cash flow hedging instruments (before tax and minority):

	Year Ended
	December 31,
(In millions)	2019	2018
Amount of gains (losses) deferred to AOCL(1)	$10	$12
Reclassification adjustment for amounts recognized in CGS(1)	(14)	7

(1)	Excluded components deferred to AOCL and excluded components reclassified from AOCL to CGS for the twelve months ended December 31, 2019 and 2018 were not material.
The estimated net amount of the deferred gains at December 31, 2019 that is expected to be reclassified to earnings within the next twelve months is $3 million.
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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 16. Fair Value Measurements
The following table presents information about assets and liabilities recorded at fair value on the Consolidated Balance Sheet at December 31:

	Total Carrying Value in the Consolidated Balance Sheet		Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Assets:
Investments	$11	$10	$11	$10	$—	$—	$—	$—
Foreign Exchange Contracts	11	18	—	—	11	18	—	—
Total Assets at Fair Value	$22	$28	$11	$10	$11	$18	$—	$—

Liabilities:
Foreign Exchange Contracts	$19	$7	$—	$—	$19	$7	$—	$—
Total Liabilities at Fair Value	$19	$7	$—	$—	$19	$7	$—	$—
The following table presents supplemental fair value information about long term fixed rate and variable rate debt, excluding finance leases, at December 31:

	December 31,	December 31,
(In millions)	2019	2018
Fixed Rate Debt(1):
Carrying amount — liability	$3,434	$3,609
Fair value — liability	3,558	3,443

Variable Rate Debt(1):
Carrying amount — liability	$1,632	$1,707
Fair value — liability	1,632	1,689

(1)
Excludes Notes Payable and Overdrafts of $348 million and $410 million at December 31, 2019 and 2018, respectively, of which $143 million and $230 million, respectively, are at fixed rates and $205 million and $180 million, respectively, are at variable rates.  The carrying value of Notes Payable and Overdrafts approximates fair value due to the short term nature of the facilities.

Long term debt with fair values of $3,808 million and $3,496 million at December 31, 2019 and 2018, respectively, were estimated using quoted Level 1 market prices.  The carrying value of the remaining long term debt approximates fair value since the terms of the financing arrangements are similar to terms that could be obtained under current lending market conditions.
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
During 2019, we recognized settlement charges of $6 million in Other (Income) Expense primarily related to certain of our U.S. pension plans. The settlement charges resulted from total lump sum payments exceeding annual service and interest cost of the applicable plans. During 2019, we also recognized curtailment and special termination benefit charges of $5 million in Rationalizations, primarily related to the acceptance of voluntary buy-outs at our tire manufacturing facility in Gadsden, Alabama.
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
During 2018, the Brazil pension regulator approved our plan to replace certain benefits in our Brazil retiree medical plan with an increase in benefits in our Brazil pension plan. The changes were effective in the fourth quarter of 2019 and resulted in an increase to our pension obligation of $16 million and a decrease in our other postretirement benefits obligation of $14 million at December 31, 2018. The increase to the pension obligation and decrease to the other postretirement benefits obligation were recognized in AOCL as prior service cost and prior service credit, respectively.
During 2017, we recognized settlement charges of $32 million, primarily related to our frozen salaried U.S. pension plan. The settlement charges resulted from total lump sum benefit payments exceeding annual interest cost. Of the total settlement charges, $19 million was recorded in Other (Income) Expense and $13 million was included in Rationalizations for employees who terminated service as a result of ongoing rationalization plans.
Total benefits cost (credit) and amounts recognized in other comprehensive (income) loss follows:

	Pension Plans
	U.S.			Non-U.S.			Other Postretirement Benefits
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Benefits cost (credit):
Service cost	$3	$4	$4	$26	$28	$31	$2	$3	$4
Interest cost	173	157	160	69	69	71	11	12	13
Expected return on plan assets	(223)	(219)	(241)	(59)	(70)	(80)	—	—	(1)
Amortization of prior service cost (credit)	—	—	—	2	—	—	(9)	(8)	(29)
Amortization of net losses	112	112	111	29	29	32	3	4	6
Net periodic cost (credit)	$65	$54	$34	$67	$56	$54	$7	$11	$(7)
Net curtailments/settlements/termination benefits	8	8	29	3	13	3	—	—	—
Total benefits cost (credit)	$73	$62	$63	$70	$69	$57	$7	$11	$(7)
Recognized in other comprehensive (income) loss before tax and minority:
Prior service cost (credit) from plan amendments	$—	$—	$—	$(2)	$31	$3	$—	$(16)	$3
Increase (decrease) in net actuarial losses	4	14	128	201	(18)	25	6	(14)	(15)
Amortization of prior service (cost) credit in net periodic cost	—	—	—	(2)	—	—	9	8	29
Amortization of net losses in net periodic cost	(112)	(112)	(111)	(29)	(30)	(29)	(3)	(5)	(6)
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements, and divestitures	(5)	(11)	(29)	(3)	(14)	(12)	2	—	—
Total recognized in other comprehensive (income) loss before tax and minority	(113)	(109)	(12)	165	(31)	(13)	14	(27)	11
Total recognized in total benefits cost (credit) and other comprehensive (income) loss before tax and minority	$(40)	$(47)	$51	$235	$38	$44	$21	$(16)	$4

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total benefits cost (credit) for our other postretirement benefits was $3 million, $4 million and $(17) million for our U.S. plans in 2019, 2018 and 2017, respectively, and $4 million, $7 million and $10 million for our non-U.S. plans in 2019, 2018 and 2017, respectively.
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from AOCL into benefits cost in 2020 is approximately $110 million and $0 million, respectively, for our U.S. plans and approximately $38 million and $2 million, respectively, for our non-U.S. plans.
The estimated prior service credit and net actuarial loss for the other postretirement benefit plans that will be amortized from AOCL into benefits cost in 2020 are a benefit of $9 million and expense of $4 million, respectively.
The Medicare Prescription Drug Improvement and Modernization Act provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Our other postretirement benefits cost is presented net of this subsidy, which is less than $1 million annually.
The change in benefit obligation and plan assets for 2019 and 2018 and the amounts recognized in our Consolidated Balance Sheet at December 31, 2019 and 2018 are as follows:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Beginning balance	$(4,734)	$(5,331)	$(2,774)	$(3,109)	$(234)	$(286)
Newly adopted plans	—	—	(19)	—	—	—
Service cost — benefits earned	(3)	(4)	(26)	(28)	(2)	(3)
Interest cost	(173)	(157)	(69)	(69)	(11)	(12)
Plan amendments	—	—	2	(29)	—	14
Actuarial (loss) gain	(477)	315	(381)	40	(6)	19
Participant contributions	—	—	(2)	(2)	(12)	(13)
Curtailments/settlements/termination benefits	12	25	5	113	(2)	—
Foreign currency translation	—	—	(62)	177	(5)	15
Benefit payments	366	418	131	133	31	32
Ending balance	$(5,009)	$(4,734)	$(3,195)	$(2,774)	$(241)	$(234)
Change in plan assets:
Beginning balance	$4,445	$4,978	$2,464	$2,806	$3	$4
Newly adopted plans	—	—	19	—	—	—
Actual return on plan assets	696	(110)	252	4	—	—
Company contributions to plan assets	—	—	39	36	—	2
Cash funding of direct participant payments	20	17	20	21	16	16
Participant contributions	—	—	2	2	12	13
Settlements	(15)	(22)	(5)	(112)	—	—
Foreign currency translation	—	—	80	(160)	—	—
Benefit payments	(366)	(418)	(131)	(133)	(31)	(32)
Ending balance	$4,780	$4,445	$2,740	$2,464	$—	$3
Funded status at end of year	$(229)	$(289)	$(455)	$(310)	$(241)	$(231)
Other postretirement benefits unfunded status was $106 million and $112 million for our U.S. plans at December 31, 2019 and 2018, respectively, and $135 million and $119 million for our non-U.S. plans at December 31, 2019 and 2018, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The funded status recognized in the Consolidated Balance Sheets consists of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2019	2018	2019	2018	2019	2018
Noncurrent assets	$—	$—	$237	$325	$—	$—
Current liabilities	(16)	(20)	(20)	(20)	(16)	(17)
Noncurrent liabilities	(213)	(269)	(672)	(615)	(225)	(214)
Net amount recognized	$(229)	$(289)	$(455)	$(310)	$(241)	$(231)

The amounts recognized in AOCL, net of tax, consist of:

	Pension Plans
	U.S.		Non-U.S.		Other Postretirement Benefits
(In millions)	2019	2018	2019	2018	2019	2018
Prior service (credit) cost	$(3)	$(3)	$25	$31	$(23)	$(32)
Net actuarial loss	2,380	2,493	782	611	30	25
Gross amount recognized	2,377	2,490	807	642	7	(7)
Deferred income taxes	(50)	(77)	(135)	(105)	(22)	(19)
Minority shareholders’ equity	—	—	(1)	(1)	—	—
Net amount recognized	$2,327	$2,413	$671	$536	$(15)	$(26)

The following table presents significant weighted average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Postretirement Benefits
	2019	2018	2019	2018
Discount rate:
— U.S.	3.22%	4.24%	3.14%	4.16%
— Non-U.S.	1.98	2.69	4.39	5.03
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A
— Non-U.S.	2.92	2.91	N/A	N/A

The following table presents significant weighted average assumptions used to determine benefits cost for the years ended December 31:

	Pension Plans			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate for determining interest cost:
— U.S.	3.85%	3.09%	3.18%	3.79%	2.99%	3.02%
— Non-U.S.	2.84	2.56	2.70	6.25	6.13	5.98
Expected long term return on plan assets:
— U.S.	5.25	4.58	5.08	N/A	N/A	N/A
— Non-U.S.	2.95	3.02	3.12	N/A	N/A	N/A
Rate of compensation increase:
— U.S.	N/A	N/A	N/A	N/A	N/A	N/A
— Non-U.S.	2.91	2.91	3.18	N/A	N/A	N/A

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For 2019, a weighted average discount rate of 3.85% was used to determine interest cost for the U.S. pension plans. This rate was derived from spot rates along a yield curve developed from a portfolio of bonds from issuers rated AA or higher by established rating agencies as of December 31, 2018, applied to our expected benefit payment cash flows. For our non-U.S. locations, a weighted average discount rate of 2.84% was used. This rate was developed based on the nature of the liabilities and local environments, using available bond indices, yield curves, projected cash flows, and long term inflation.
For 2019, an assumed weighted average long term rate of return of 5.25% was used for the U.S. pension plans. In developing the long term rate of return, we evaluated input from our pension fund consultant on asset class return expectations, including determining the appropriate rate of return for our plans, which are primarily invested in fixed income securities. For our non-U.S. locations, an assumed weighted average long term rate of return of 2.95% was used. Input from local pension fund consultants concerning asset class return expectations and long term inflation form the basis of this assumption.
The U.S. pension plan mortality assumption is based on our actual historical experience and expected future mortality improvements based on published actuarial tables. For our non-U.S. locations, mortality assumptions are based on published actuarial tables which include projections of future mortality improvements.
The following table presents estimated future benefit payments from the plans as of December 31, 2019. Benefit payments for other postretirement benefits are presented net of retiree contributions and Medicare Part D Subsidy Receipts:

	Pension Plans		Other Postretirement Benefits
(In millions)	U.S.	Non-U.S.
2020	$437	$133	$17
2021	390	124	17
2022	373	128	16
2023	359	130	16
2024	346	138	15
2025-2029	1,623	721	72

The following table presents selected information on our pension plans:

	U.S.		Non-U.S.
(In millions)	2019	2018	2019	2018
All plans:
Accumulated benefit obligation	$4,994	$4,725	$3,097	$2,688
Plans not fully-funded:
Projected benefit obligation	$5,009	$4,732	$1,059	$908
Accumulated benefit obligation	4,994	4,723	991	852
Fair value of plan assets	4,780	4,443	370	281

Certain non-U.S. subsidiaries maintain unfunded pension plans consistent with local practices and requirements. At December 31, 2019, these plans accounted for $247 million of our accumulated pension benefit obligation, $277 million of our projected pension benefit obligation, and $82 million of our AOCL adjustment. At December 31, 2018, these plans accounted for $218 million of our accumulated pension benefit obligation, $244 million of our projected pension benefit obligation, and $59 million of our AOCL adjustment.
We expect to contribute approximately $25 million to $50 million to our funded non-U.S. pension plans in 2020.
Assumed health care cost trend rates at December 31 follow:

	2019	2018
Health care cost trend rate assumed for the next year	6.3%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2025	2025

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated other postretirement benefits obligation at December 31, 2019 and the aggregate service and interest cost for the year then ended as follows:

(In millions)	1% Increase	1% Decrease
Accumulated other postretirement benefits obligation	$13	$(10)
Aggregate service and interest cost	1	(1)

Our pension plan weighted average investment allocation at December 31, by asset category, follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Cash and short term securities	2%	2%	1%	1%
Equity securities	6	6	3	4
Debt securities	92	92	96	94
Alternatives	—	—	—	1
Total	100%	100%	100%	100%

Our pension investment policy recognizes the long term nature of pension liabilities, and is primarily designed to offset the future impact of discount rate movements on the funded status for our plans. All assets are managed externally according to target asset allocation guidelines we have established. Manager guidelines prohibit the use of any type of investment derivative without our prior approval. Portfolio risk is controlled by having managers comply with guidelines, establishing the maximum size of any single holding in their portfolios, and using managers with different investment styles. We periodically undertake asset and liability modeling studies to determine the appropriateness of the investments.
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
The portfolios of our non-U.S. pension plans include holdings of U.S. and non-U.S. equities, global high quality and high yield fixed income securities, hedge funds, currency derivatives, insurance contracts, repurchase agreements, and short term interest bearing deposits. The weighted average target asset allocation of the non-U.S. pension funds is approximately 95% fixed income and 5% equities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2019, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$47	$47	$—	$—	$33	$29	$4	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	24	24	—	—
Commingled Funds	—	—	—	—	36	36	—	—
Mutual Funds	—	—	—	—	5	5	—	—
Debt Securities
Corporate Bonds	2,577	—	2,576	1	190	10	180	—
Government Bonds	1,120	—	1,120	—	2,271	60	2,211	—
Repurchase Agreements	—	—	—	—	(511)	—	(511)	—
Asset Backed Securities	283	—	282	1	74	5	69	—
Mutual Funds	—	—	—	—	19	9	10	—
Alternatives
Insurance Contracts	2	—	—	2	22	—	—	22
Other Investments	2	—	2	—	(4)	—	(5)	1
Total Investments in the Fair Value Hierarchy	4,031	$47	$3,980	$4	2,159	$178	$1,958	$23

Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	9				69
Mutual Funds	—				11
Partnership Interests	267				—
Debt Securities
Mutual Funds	141				7
Commingled Funds	310				604
Short Term Securities
Commingled Funds	67				4
Alternatives
Commingled Funds	—				6
Total Investments	4,825				2,860
Other	(45)				(120)
Total Plan Assets	$4,780				$2,740

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our pension plan assets at December 31, 2018, by asset category are as follows:

	U.S.				Non-U.S.
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$48	$48	$—	$—	$29	$26	$3	$—
Equity Securities
Common and Preferred Stock	—	—	—	—	19	19	—	—
Commingled Funds	—	—	—	—	14	14	—	—
Mutual Funds	—	—	—	—	4	4	—	—
Debt Securities
Corporate Bonds	2,344	—	2,344	—	171	17	154	—
Government Bonds	968	—	968	—	2,158	62	2,096	—
Repurchase Agreements	—	—	—	—	(641)	—	(641)	—
Asset Backed Securities	63	—	63	—	67	5	62	—
Mutual Funds	—	—	—	—	18	8	10	—
Alternatives
Insurance Contracts	2	—	—	2	19	—	—	19
Other Investments	—	—	—	—	6	—	4	2
Total Investments in the Fair Value Hierarchy	3,425	$48	$3,375	$2	1,864	$155	$1,688	$21

Investments Measured at Net Asset Value, as Practical Expedient:
Equity Securities
Commingled Funds	11				56
Mutual Funds	—				7
Partnership Interests	247				—
Debt Securities
Mutual Funds	90				7
Commingled Funds	603				638
Short Term Securities
Commingled Funds	59				7
Alternatives
Commingled Funds	—				5
Total Investments	4,435				2,584
Other	10				(120)
Total Plan Assets	$4,445				$2,464

At December 31, 2019 and 2018, the Plans did not directly hold any of our common stock.
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

•
Alternatives:  Commingled funds are valued based on the NAV as determined by the fund manager using the most recent financial information available. Other investments primarily include derivative financial instruments, which are valued using independent pricing sources which utilize industry standard derivative valuation models. Directed insurance contracts are valued as reported by the issuer.

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
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended December 31, 2019:

	Non-U.S.
(In millions)	Insurance Contracts	Other
Balance, beginning of year	$19	$2
Unrealized (losses) gains relating to instruments still held at the reporting date	1	—
Purchases, sales, issuances and settlements (net)	2	(1)
Balance, end of year	$22	$1
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

Other postretirement benefits plan assets at December 31, 2018, which relate to a non-U.S. plan, are invested primarily in mutual funds, which are traded on an active market, and are considered a Level 1 investment.
Savings Plans
Substantially all employees in the U.S. and employees of certain non-U.S. locations are eligible to participate in a defined contribution savings plan. Expenses recognized for contributions to these plans were $110 million, $111 million and $111 million for 2019, 2018 and 2017, respectively.

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
The following table summarizes the activity related to options during 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1	5,580,452	$20.14
Options granted	—	—
Options exercised	(240,237)	8.07		$3
Options expired	(73,556)	12.08
Options cancelled	(268,638)	24.11
Outstanding at December 31	4,998,021	20.61	3.7	7
Vested and expected to vest at December 31	4,966,300	20.53	3.7	6
Exercisable at December 31	4,709,647	19.83	3.5	7
Available for grant at December 31	12,305,582

In addition, the aggregate intrinsic value of options exercised in 2018 and 2017 was $9 million and $18 million, respectively.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant option groups outstanding at December 31, 2019 and related weighted average exercise price and remaining contractual term information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Years)
2/27/2017	564,976	378,284	$35.26	7.2
2/22/2016	549,546	459,160	29.90	6.2
2/23/2015	493,730	493,730	27.16	5.2
2/24/2014	381,617	381,617	26.44	4.2
2/28/2013	913,705	913,705	12.98	3.2
2/27/2012	729,530	729,530	12.94	2.2
2/22/2011	530,288	530,288	13.91	1.1
2/23/2010	322,387	322,387	12.74	0.1
All Other	512,242	500,946	(1)	(1)
	4,998,021	4,709,647

(1)
Options in the “All other” category had exercise prices ranging from $9.54 to $32.72. The weighted average exercise price for options outstanding and exercisable in that category was $20.27 and $20.00, respectively, while the remaining weighted average contractual term was 3.7 and 3.6, respectively.

Weighted average grant date fair values of stock options and the assumptions used in estimating those fair values are as follows:

2017
Weighted average grant date fair value	$12.05
Black-Scholes model assumptions(1):
Expected term (years)	7.20
Interest rate	2.13%
Volatility	33.63%
Dividend yield	1.13%

(1)
We review the assumptions used in our Black-Scholes model in conjunction with estimating the grant date fair value of grants of options by our Board of Directors. There were no stock options granted during 2019 or 2018.

Performance Share Units
Performance share units granted under the Plans are earned over a three-year period beginning January 1 of the year of grant. Total units earned for grants made in 2019, 2018 and 2017 may vary between 0% and 200% of the units granted based on the attainment of performance targets during the related three-year period and continued service. The performance targets are established by the Board of Directors. All of the units earned will be settled through the issuance of an equivalent number of shares of our common stock and are equity classified.
The following table summarizes the activity related to performance share units during 2019:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	333,196	$32.30
Units granted	453,795	18.01
Units vested	(123,681)	36.78
Units forfeited	(75,310)	27.24
Unvested at December 31	588,000	20.98
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
The following table summarizes the activity related to restricted stock units during 2019:

	Units	Weighted Average Grant Date Fair Value
Unvested at January 1	1,388,433	$29.81
Units granted	1,883,570	19.05
Units vested and settled	(280,593)	29.64
Units forfeited	(256,935)	25.49
Unvested at December 31	2,734,475	23.21

We measure the fair value of grants of restricted stock units based on the closing market price of a share of our common stock on the date of the grant.
Other Information
Stock-based compensation expense, cash payments made to settle SARs and cash received from the exercise of stock options follows:

(In millions)	2019	2018	2017
Stock-based compensation expense recognized	$27	$16	$22
Tax benefit	(7)	(4)	(6)
After-tax stock-based compensation expense	$20	$12	$16
Cash payments to settle SARs	$—	$1	$1
Cash received from stock option exercises	$2	$9	$19
As of December 31, 2019, unearned compensation cost related to the unvested portion of all stock-based awards was approximately $36 million and is expected to be recognized over the remaining vesting period of the respective grants, through the fourth quarter of 2022.
Note 19. Commitments and Contingent Liabilities
Environmental Matters
We have recorded liabilities totaling $48 million and $45 million at December 31, 2019 and 2018, respectively, for anticipated costs related to various environmental matters, primarily the remediation of numerous waste disposal sites and certain properties sold by us. Of these amounts, $13 million and $10 million was included in Other Current Liabilities at December 31, 2019 and 2018, respectively. The costs include legal and consulting fees, site studies, the design and implementation of remediation plans, post-remediation monitoring and related activities, and will be paid over several years. The amount of our ultimate liability in respect of these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. We have limited potential insurance coverage for future environmental claims.
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
Workers’ Compensation
We have recorded liabilities, on a discounted basis, totaling $198 million and $224 million for anticipated costs related to workers’ compensation at December 31, 2019 and 2018, respectively. Of these amounts, $39 million and $42 million were included in Current Liabilities as part of Compensation and Benefits at December 31, 2019 and 2018, respectively. The costs include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. The amount of our ultimate liability in respect of these matters may differ from these estimates. We periodically, and at least annually, update our loss development factors based on actuarial analyses. At

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2019 and 2018, the liability was discounted using a risk-free rate of return. At December 31, 2019, we estimate that it is reasonably possible that the liability could exceed our recorded amounts by approximately $25 million.
General and Product Liability and Other Litigation
We have recorded liabilities totaling $293 million and $322 million, including related legal fees expected to be incurred, for potential product liability and other tort claims, including asbestos claims, at December 31, 2019 and 2018, respectively. Of these amounts, $43 million and $57 million were included in Other Current Liabilities at December 31, 2019 and 2018, respectively. The amounts recorded were estimated based on an assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and, where available, recent and current trends. Based upon that assessment, at December 31, 2019, we do not believe that estimated reasonably possible losses associated with general and product liability claims in excess of the amounts recorded will have a material adverse effect on our financial position, cash flows or results of operations. However, the amount of our ultimate liability in respect of these matters may differ from these estimates.
We have recorded an indemnification asset within Accounts Receivable of $3 million and within Other Assets of $22 million for Sumitomo Rubber Industries, Ltd.'s ("SRI") obligation to indemnify us for certain product liability claims related to products manufactured by a formerly consolidated joint venture entity, subject to certain caps and restrictions.
Asbestos. We are a defendant in numerous lawsuits alleging various asbestos-related personal injuries purported to result from alleged exposure to asbestos in certain products manufactured by us or present in certain of our facilities. Typically, these lawsuits have been brought against multiple defendants in state and federal courts. To date, we have disposed of approximately 152,200 claims by defending, obtaining a dismissal thereof, or entering into a settlement. The sum of our accrued asbestos-related liability and gross payments to date, including legal costs, by us and our insurers totaled approximately $554 million and $545 million through December 31, 2019 and 2018, respectively.
A summary of recent approximate asbestos claims activity follows. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate significantly.

(Dollars in millions)	2019	2018	2017
Pending claims, beginning of year	43,100	54,300	64,400
New claims filed during the year	1,500	1,300	1,900
Claims settled/dismissed	(5,000)	(12,500)	(12,000)
Pending claims, end of year	39,600	43,100	54,300
Payments(1)	$22	$18	$16

(1)	Represents cash payments made during the period by us and our insurers on asbestos litigation defense and claim resolution.
We periodically, and at least annually, review our existing reserves for pending claims, including a reasonable estimate of the liability associated with unasserted asbestos claims, and estimate our receivables from probable insurance recoveries. We recorded gross liabilities for both asserted and unasserted claims, inclusive of defense costs, totaling $153 million and $166 million at December 31, 2019 and 2018, respectively. In determining the estimate of our asbestos liability, we evaluated claims over the next ten-year period. Due to the difficulties in making these estimates, analysis based on new data and/or a change in circumstances arising in the future may result in an increase in the recorded obligation, and that increase could be significant.
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
We recorded an insurance receivable related to asbestos claims of $95 million and $108 million at December 31, 2019 and 2018, respectively. We expect that approximately 60% of asbestos claim related losses would be recoverable through insurance during the ten-year period covered by the estimated liability. Of these amounts, $13 million was included in Current Assets as part of Accounts Receivable at both December 31, 2019 and 2018. The recorded receivable consists of an amount we expect to collect under coverage-in-place agreements with certain primary and excess insurance carriers as well as an amount we believe is probable of recovery from certain of our other excess insurance carriers.
We believe that, at December 31, 2019, we had approximately $555 million in excess level policy limits applicable to indemnity and defense costs for asbestos products claims under coverage-in-place agreements. We also had additional unsettled excess level policy limits potentially applicable to such costs. In addition, we had coverage under certain primary policies for indemnity and

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

defense costs for asbestos products claims under remaining aggregate limits pursuant to a coverage-in-place agreement, as well as coverage for indemnity and defense costs for asbestos premises claims pursuant to coverage-in-place agreements.
We believe that our reserve for asbestos claims, and the receivable for recoveries from insurance carriers recorded in respect of these claims, reflects reasonable and probable estimates of these amounts. The estimate of the liabilities and assets related to pending and expected future asbestos claims and insurance recoveries is subject to numerous uncertainties, including, but not limited to, changes in:
•the litigation environment,
•federal and state law governing the compensation of asbestos claimants,
•recoverability of receivables due to potential insolvency of insurance carriers,
•our approach to defending and resolving claims, and
•the level of payments made to claimants from other sources, including other defendants and 524(g) trusts.
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
Amiens Labor Claims
Approximately 850 former employees of the closed Amiens, France manufacturing facility have asserted wrongful termination or other claims totaling €140 million ($157 million) against Goodyear France SAS (formerly known as Goodyear Dunlop Tires France). We intend to vigorously defend ourselves against these claims, and any additional claims that may be asserted against us, and cannot estimate the amounts, if any, that we may ultimately pay in respect of such claims.
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
Binding Commitments and Guarantees
At December 31, 2019, we had binding commitments for raw materials, capital expenditures, utilities and various other types of contracts. Total commitments on contracts that extend beyond 2020 are expected to total approximately $1,600 million. In addition, we have other contractual commitments, the amounts of which cannot be estimated, pursuant to certain long term agreements under which we will purchase varying amounts of certain raw materials and finished goods at agreed upon base prices that may be subject to periodic adjustments for changes in raw material costs and market price adjustments, or in quantities that may be subject to periodic adjustments for changes in our or our suppliers' production levels.
We have off-balance sheet financial guarantees and other commitments totaling approximately $74 million and $73 million at December 31, 2019 and 2018, respectively. We issue guarantees to financial institutions or other entities on behalf of certain of our affiliates, lessors or customers. We generally do not receive a separate premium as consideration for, and do not require collateral in connection with, the issuance of these guarantees.
In 2017, we issued a guarantee of approximately PLN 165 million ($47 million) in connection with an indirect tax assessment in EMEA. As of December 31, 2019, this guarantee amount has been increased to PLN 181 million ($48 million). We have concluded our performance under this guarantee is not probable and, therefore, have not recorded a liability for this guarantee. In 2015, as a result of the dissolution of the global alliance with SRI, we issued a guarantee of approximately $46 million to an insurance company related to SRI's obligation to pay certain outstanding workers' compensation claims of a formerly consolidated joint venture entity. As of December 31, 2019, this guarantee amount has been reduced to $26 million. We have concluded the probability of our performance to be remote and, therefore, have not recorded a liability for this guarantee. While there is no fixed duration of this guarantee, we expect the amount of this guarantee to continue to decrease over time as the formerly consolidated joint venture entity pays its outstanding claims. If our performance under these guarantees is triggered by non-payment or another specified event, we would be obligated to make payment to the financial institution or the other entity, and would typically have recourse to the affiliate, lessor, customer, or SRI. Except for the workers' compensation guarantee described above, the guarantees expire at various times through 2021. We are unable to estimate the extent to which our affiliates’, lessors’, customers’, or SRI's assets would be adequate to recover any payments made by us under the related guarantees.
At December 31, 2019, we had an agreement to provide a revolving loan commitment to TireHub of $50 million. No amounts were drawn on that commitment as of December 31, 2019.
Indemnifications
At December 31, 2019, we were a party to various agreements under which we had assumed obligations to indemnify the counterparties from certain potential claims and losses. These agreements typically involve standard commercial activities undertaken by us in the normal course of business; the sale of assets by us; the formation or dissolution of joint venture businesses to which we had contributed assets in exchange for ownership interests; and other financial transactions. Indemnifications provided by us pursuant to these agreements relate to various matters including, among other things, environmental, tax and shareholder matters; intellectual property rights; government regulations; employment-related matters; and dealer, supplier and other commercial matters.
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
Warranty
We recorded $22 million and $18 million for potential claims under warranties offered by us at December 31, 2019 and 2018, respectively, the majority of which are recorded in Other Current Liabilities.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents changes in the warranty reserve during 2019 and 2018:

(In millions)	2019	2018
Balance at January 1	$18	$17
Payments made during the period	(25)	(26)
Expense recorded during the period	29	28
Translation adjustment	—	(1)
Balance at December 31	$22	$18

Note 20. Capital Stock
Dividends
During 2019, 2018 and 2017 we paid cash dividends of $148 million, $138 million and $110 million, respectively, on our common stock. This amount excludes dividends earned on stock based compensation plans of $2 million for 2019 and $1 million for 2018. On January 14, 2020, the Company’s Board of Directors (or a duly authorized committee thereof) declared cash dividends of $0.16 per share on our common stock, or approximately $37 million in the aggregate. The cash dividend will be paid on March 2, 2020 to stockholders of record as of the close of business on February 3, 2020. Future quarterly dividends are subject to Board approval.
Common Stock Repurchases
On September 18, 2013, the Board of Directors approved our common stock repurchase program and, from time to time, approved increases in the amount authorized to be purchased under that program. The program expired on December 31, 2019. During 2019, we did not repurchase any shares under this program. Since 2013, we repurchased 52,905,959 shares at an average price, including commissions, of $28.99 per share, or $1,534 million in the aggregate.
In addition, we may repurchase shares delivered to us by employees as payment for the exercise price of stock options and the withholding taxes due upon the exercise of stock options or the vesting or payment of stock awards. During 2019, we did not repurchase any shares from employees.

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 21. Reclassifications out of Accumulated Other Comprehensive Loss
The following table presents changes in AOCL by component, for the years ended December 31, 2019, 2018 and 2017, after tax and minority interest:

(In millions) Income (Loss)	Foreign Currency Translation Adjustment	Unrecognized Net Actuarial Losses and Prior Service Costs	Deferred Derivative Gains (Losses)	Total
Balance at December 31, 2016	$(1,155)	$(3,053)	$10	$(4,198)
Other comprehensive income (loss) before reclassifications	240	(103)	(20)	117
Amounts reclassified from accumulated other comprehensive loss	—	104	1	105
Balance at December 31, 2017	$(915)	$(3,052)	$(9)	$(3,976)
Other comprehensive income (loss) before reclassifications	(245)	4	9	(232)
Amounts reclassified from accumulated other comprehensive loss	—	125	7	132
Balance at December 31, 2018	$(1,160)	$(2,923)	$7	$(4,076)
Other comprehensive income (loss) before reclassifications(1)	4	(168)	10	(154)
Amounts reclassified from accumulated other comprehensive loss	—	108	(14)	94
Balance at December 31, 2019	$(1,156)	$(2,983)	$3	$(4,136)

(1)	Includes an increase to AOCL of $32 million in 2019 to adjust the 2018 obligation of our frozen U.K. pension plan.
The following table presents reclassifications out of AOCL for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In millions) (Income) Expense	2019	2018	2017
Component of AOCL	Amount Reclassified from AOCL			Affected Line Item in the Consolidated Statements of Operations
Amortization of prior service cost and unrecognized gains and losses	$137	$139	$117	Other (Income) Expense
Immediate recognition of prior service cost and unrecognized gains and losses due to curtailments, settlements and divestitures	6	25	41	Other (Income) Expense / Rationalizations
Unrecognized Net Actuarial Losses and Prior Service Costs, before tax	$143	$164	$158
Tax effect	(35)	(39)	(54)	United States and Foreign Taxes
Net of tax	$108	$125	$104	Goodyear Net Income (Loss)

Deferred Derivative (Gains) Losses, before tax	$(14)	$7	$2	Cost of Goods Sold
Tax effect	—	—	(1)	United States and Foreign Taxes
Net of tax	$(14)	$7	$1	Goodyear Net Income (Loss)
Total reclassifications	$94	$132	$105	Goodyear Net Income (Loss)

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$165	$46	$697	$—	$908
Accounts Receivable, net	644	105	1,192	—	1,941
Accounts Receivable From Affiliates	2,176	—	—	(2,176)	—
Inventories	1,425	59	1,398	(31)	2,851
Prepaid Expenses and Other Current Assets	74	321	332	(493)	234
Total Current Assets	4,484	531	3,619	(2,700)	5,934
Goodwill	24	—	418	123	565
Intangible Assets	116	1	20	—	137
Deferred Income Taxes	1,736	19	272	(500)	1,527
Other Assets	468	56	2,376	(1,941)	959
Investments in Subsidiaries	3,564	393	—	(3,957)	—
Operating Lease Right-of-Use Assets	534	11	310	—	855
Property, Plant and Equipment	2,428	443	4,358	(21)	7,208
Total Assets	$13,354	$1,454	$11,373	$(8,996)	$17,185
Liabilities:
Current Liabilities:
Accounts Payable — Trade	$943	$134	$1,831	$—	$2,908
Accounts Payable to Affiliates	—	24	2,152	(2,176)	—
Compensation and Benefits	326	14	196	—	536
Other Current Liabilities	857	6	365	(494)	734
Notes Payable and Overdrafts	—	—	348	—	348
Operating Lease Liabilities due Within One Year	107	5	87	—	199
Long Term Debt and Finance Leases Due Within One Year	283	—	279	—	562
Total Current Liabilities	2,516	183	5,258	(2,670)	5,287
Operating Lease Liabilities	437	7	224	—	668
Long Term Debt and Finance Leases	3,313	167	1,273	—	4,753
Compensation and Benefits	485	98	751	—	1,334
Deferred Income Taxes	—	—	90	—	90
Other Long Term Liabilities	2,252	7	174	(1,925)	508
Total Liabilities	9,003	462	7,770	(4,595)	12,640
Commitments and Contingent Liabilities
Shareholders’ Equity:
Goodyear Shareholders’ Equity:
Common Stock	233	—	—	—	233
Other Equity	4,118	992	3,409	(4,401)	4,118
Goodyear Shareholders’ Equity	4,351	992	3,409	(4,401)	4,351
Minority Shareholders’ Equity — Nonredeemable	—	—	194	—	194
Total Shareholders’ Equity	4,351	992	3,603	(4,401)	4,545
Total Liabilities and Shareholders’ Equity	$13,354	$1,454	$11,373	$(8,996)	$17,185

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

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,165	$1,403	$9,178	$(3,001)	$14,745
Cost of Goods Sold	5,765	1,303	7,565	(3,031)	11,602
Selling, Administrative and General Expense	1,101	34	1,189	(1)	2,323
Rationalizations	86	—	119	—	205
Interest Expense	222	28	129	(39)	340
Other (Income) Expense	29	15	(18)	72	98
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	(38)	23	194	(2)	177
United States and Foreign Taxes	(289)	6	254	503	474
Equity in Earnings of Subsidiaries	(562)	(28)	—	590	—
Net Income (Loss)	(311)	(11)	(60)	85	(297)
Less: Minority Shareholders’ Net Income (Loss)	—	—	14	—	14
Goodyear Net Income (Loss)	$(311)	$(11)	$(74)	$85	$(311)
Comprehensive Income (Loss)	$(371)	$(43)	$(193)	$251	$(356)
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	15	—	15
Goodyear Comprehensive Income (Loss)	$(371)	$(43)	$(208)	$251	$(371)

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,382	$1,320	$9,567	$(2,794)	$15,475
Cost of Goods Sold	5,947	1,270	7,616	(2,872)	11,961
Selling, Administrative and General Expense	1,042	35	1,235	—	2,312
Rationalizations	3	1	40	—	44
Interest Expense	221	23	105	(28)	321
Other (Income) Expense	(320)	12	30	104	(174)
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	489	(21)	541	2	1,011
United States and Foreign Taxes	129	(6)	179	1	303
Equity in Earnings of Subsidiaries	333	47	—	(380)	—
Net Income (Loss)	693	32	362	(379)	708
Less: Minority Shareholders’ Net Income (Loss)	—	—	15	—	15
Goodyear Net Income (Loss)	$693	$32	$347	$(379)	$693
Comprehensive Income (Loss)	$593	$28	$143	$(175)	$589
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	(4)	—	(4)
Goodyear Comprehensive Income (Loss)	$593	$28	$147	$(175)	$593

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Consolidating Statements of Operations
	Year Ended December 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net Sales	$7,378	$1,186	$9,499	$(2,686)	$15,377
Cost of Goods Sold	5,774	1,125	7,537	(2,756)	11,680
Selling, Administrative and General Expense	980	34	1,265	—	2,279
Rationalizations	20	1	114	—	135
Interest Expense	254	10	122	(51)	335
Other (Income) Expense	(60)	12	(12)	130	70
Income (Loss) before Income Taxes and Equity in Earnings of Subsidiaries	410	4	473	(9)	878
United States and Foreign Taxes	417	(2)	101	(3)	513
Equity in Earnings of Subsidiaries	353	39	—	(392)	—
Net Income (Loss)	346	45	372	(398)	365
Less: Minority Shareholders’ Net Income (Loss)	—	—	19	—	19
Goodyear Net Income (Loss)	$346	$45	$353	$(398)	$346
Comprehensive Income (Loss)	$568	$62	$656	$(683)	$603
Less: Comprehensive Income (Loss) Attributable to Minority Shareholders	—	—	35	—	35
Goodyear Comprehensive Income (Loss)	$568	$62	$621	$(683)	$568

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2019
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$3,541	$(273)	$82	$(2,143)	$1,207
Cash Flows from Investing Activities:
Capital Expenditures	(288)	(40)	(442)	—	(770)
Asset Dispositions	—	—	12	—	12
Short Term Securities Acquired	—	—	(113)	—	(113)
Short Term Securities Redeemed	—	—	106	—	106
Capital Contributions and Loans Incurred	(3,286)	—	(320)	3,606	—
Capital Redemptions and Loans Paid	269	—	—	(269)	—
Notes Receivable	(7)	—	—	—	(7)
Other Transactions	(18)	—	(2,110)	2,100	(28)
Total Cash Flows from Investing Activities	(3,330)	(40)	(2,867)	5,437	(800)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	398	—	1,482	—	1,880
Short Term Debt and Overdrafts Paid	(423)	—	(1,510)	—	(1,933)
Long Term Debt Incurred	2,981	—	2,961	—	5,942
Long Term Debt Paid	(2,983)	—	(3,025)	—	(6,008)
Common Stock Issued	1	—	—	—	1
Common Stock Repurchased	—	—	—	—	—
Common Stock Dividends Paid	(148)	—	—	—	(148)
Capital Contributions and Loans Incurred	—	388	3,218	(3,606)	—
Capital Redemptions and Loans Paid	—	(57)	(212)	269	—
Intercompany Dividends Paid	—	(3)	(40)	43	—
Transactions with Minority Interests in Subsidiaries	—	—	(26)	—	(26)
Debt Related Costs and Other Transactions	(1)	—	(14)	—	(15)
Total Cash Flows from Financing Activities	(175)	328	2,834	(3,294)	(307)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	1	—	—	1
Net Change in Cash, Cash Equivalents and Restricted Cash	36	16	49	—	101
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	168	30	675	—	873
Cash, Cash Equivalents and Restricted Cash at End of the Year	$204	$46	$724	$—	$974

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2018
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$1,771	$32	$(279)	$(608)	$916
Cash Flows from Investing Activities:
Capital Expenditures	(307)	(61)	(443)	—	(811)
Asset Dispositions	—	2	—	—	2
Short Term Securities Acquired	—	—	(68)	—	(68)
Short Term Securities Redeemed	—	—	68	—	68
Capital Contributions and Loans Incurred	(1,205)	—	(283)	1,488	—
Capital Redemptions and Loans Paid	282	88	430	(800)	—
Notes Receivable	(55)	—	—	—	(55)
Other Transactions	1	—	(4)	—	(3)
Total Cash Flows from Investing Activities	(1,284)	29	(300)	688	(867)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	965	—	979	—	1,944
Short Term Debt and Overdrafts Paid	(940)	—	(855)	—	(1,795)
Long Term Debt Incurred	3,200	15	3,240	—	6,455
Long Term Debt Paid	(3,260)	—	(3,209)	—	(6,469)
Common Stock Issued	4	—	—	—	4
Common Stock Repurchased	(220)	—	—	—	(220)
Common Stock Dividends Paid	(138)	—	—	—	(138)
Capital Contributions and Loans Incurred	283	67	1,138	(1,488)	—
Capital Redemptions and Loans Paid	(430)	(77)	(293)	800	—
Intercompany Dividends Paid	—	(65)	(543)	608	—
Transactions with Minority Interests in Subsidiaries	—	—	(31)	—	(31)
Debt Related Costs and Other Transactions	16	—	(9)	—	7
Total Cash Flows from Financing Activities	(520)	(60)	417	(80)	(243)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	(3)	(40)	—	(43)
Net Change in Cash, Cash Equivalents and Restricted Cash	(33)	(2)	(202)	—	(237)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	201	32	877	—	1,110
Cash, Cash Equivalents and Restricted Cash at End of the Year	$168	$30	$675	$—	$873

THE GOODYEAR TIRE & RUBBER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2017
(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash Flows from Operating Activities:
Total Cash Flows from Operating Activities	$1,192	$67	$577	$(678)	$1,158
Cash Flows from Investing Activities:
Capital Expenditures	(305)	(136)	(442)	2	(881)
Asset Dispositions	1	1	10	—	12
Short Term Securities Acquired	—	—	(83)	—	(83)
Short Term Securities Redeemed	—	—	83	—	83
Capital Contributions and Loans Incurred	(79)	—	(292)	371	—
Capital Redemptions and Loans Paid	76	—	563	(639)	—
Notes Receivable	—	—	—	—	—
Other Transactions	(3)	—	(7)	—	(10)
Total Cash Flows from Investing Activities	(310)	(135)	(168)	(266)	(879)
Cash Flows from Financing Activities:
Short Term Debt and Overdrafts Incurred	420	—	634	—	1,054
Short Term Debt and Overdrafts Paid	(420)	—	(626)	—	(1,046)
Long Term Debt Incurred	3,062	204	3,197	—	6,463
Long Term Debt Paid	(3,151)	(52)	(3,139)	—	(6,342)
Common Stock Issued	14	—	—	—	14
Common Stock Repurchased	(400)	—	—	—	(400)
Common Stock Dividends Paid	(110)	—	—	—	(110)
Capital Contributions and Loans Incurred	292	66	13	(371)	—
Capital Redemptions and Loans Paid	(563)	(48)	(28)	639	—
Intercompany Dividends Paid	—	(128)	(548)	676	—
Transactions with Minority Interests in Subsidiaries	—	—	(7)	—	(7)
Debt Related Costs and Other Transactions	(35)	—	(6)	—	(41)
Total Cash Flows from Financing Activities	(891)	42	(510)	944	(415)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	3	54	—	57
Net Change in Cash, Cash Equivalents and Restricted Cash	(9)	(23)	(47)	—	(79)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	210	55	924	—	1,189
Cash, Cash Equivalents and Restricted Cash at End of the Year	$201	$32	$877	$—	$1,110

Supplementary Data
(Unaudited)
Quarterly Data

	Quarter
(In millions, except per share amounts)	First	Second	Third	Fourth	Year
2019
Net Sales	$3,598	$3,632	$3,802	$3,713	$14,745
Gross Profit	719	777	837	810	3,143
Net Income (Loss)	(44)	56	90	(399)	(297)
Less: Minority Shareholders’ Net Income (Loss)	17	2	2	(7)	14
Goodyear Net Income (Loss)	$(61)	$54	$88	$(392)	$(311)
Goodyear Net Income (Loss) - Per Share of Common Stock:*
— Basic	$(0.26)	$0.23	$0.38	$(1.68)	$(1.33)
— Diluted	$(0.26)	$0.23	$0.38	$(1.68)	$(1.33)

Weighted Average Shares Outstanding — Basic	232	233	233	234	233
— Diluted	232	234	234	234	233

Dividends Declared per Share of Common Stock	$0.16	$0.16	$0.16	$0.16	$0.64

Selected Balance Sheet Items at Quarter-End:
Total Assets	$18,273	$18,470	$18,299	$17,185
Total Debt and Finance Leases	6,506	6,737	6,676	5,663
Goodyear Shareholders’ Equity	4,808	4,847	4,835	4,351
Total Shareholders’ Equity	5,031	5,049	5,035	4,545

*
Due to the anti-dilutive impact of potentially dilutive securities on periods with a Goodyear net loss, as well as weighted average shares changing throughout the year, the quarterly earnings per share amounts may not add to the full year.

All numbers presented below are after-tax and minority.
The first quarter of 2019 included rationalization charges of $85 million, net charges of $17 million related to indirect tax items, net discrete tax charges of $6 million, and legal claims related to discontinued operations of $4 million. The first quarter of 2019 also included net gains on asset sales of $4 million and a gain of $2 million for hurricane-related net insurance recoveries.
The second quarter of 2019 included net discrete tax charges of $6 million, rationalization charges of $3 million, and accelerated depreciation of $1 million. The second quarter of 2019 also included favorable indirect tax items of $6 million.
The third quarter of 2019 included rationalization charges of $17 million, charges of $5 million related to flooding at our Beaumont, Texas chemical facility, and accelerated depreciation of $1 million. The third quarter of 2019 also included a net discrete tax benefit of $6 million.
The fourth quarter of 2019 included net discrete tax charges of $380 million, rationalization charges of $60 million, charges of $20 million related to flooding at our Beaumont, Texas chemical facility, accelerated depreciation of $10 million, and pension settlement charges of $4 million. The fourth quarter of 2019 also included favorable indirect tax items of $24 million, net gains on asset sales of $11 million, and a gain related to an acquisition of $2 million.

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

*
Due to the anti-dilutive impact of potentially dilutive securities on periods with a Goodyear net loss, as well as weighted average shares changing throughout the year, the quarterly earnings per share amounts may not add to the full year.

All numbers presented below are after-tax and minority.
The first quarter of 2018 included rationalization charges of $26 million, net discrete tax charges of $7 million, a charge of $7 million related to a one-time expense from the adoption of the new accounting standards update which no longer allows non-service related pension and other postretirement benefits cost to be capitalized in inventory, costs of $3 million related to the TireHub transaction, charges of $3 million for hurricane-related expenses, and accelerated depreciation of $1 million.
The second quarter of 2018 included net discrete tax benefits of $28 million, a benefit of $1 million related to the recovery of past costs from one of our asbestos insurers, and net gains on asset sales of $1 million. The second quarter of 2018 also included costs of $8 million related to the TireHub transaction, charges of $8 million for hurricane-related expenses, losses of $5 million as a result of the national transportation strike in Brazil, and pension settlement charges of $2 million.
The third quarter of 2018 included a net gain of $219 million on the TireHub transaction and a benefit of $17 million related to a favorable indirect tax settlement in Brazil. The third quarter of 2018 also included net discrete income tax charges of $31 million, pension settlement charges of $8 million, rationalization charges of $4 million, legal claims related to discontinued operations of $3 million, and charges of $2 million for hurricane-related expenses.
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2019 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 45 of this Annual Report on Form 10-K. The report of PricewaterhouseCoopers LLP relating to the consolidated financial statements, financial statement schedule, and the effectiveness of internal control over financial reporting is presented on page 46 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
We implemented new internal controls during the first quarter of 2019 to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as a result of its adoption on January 1, 2019. There have been no other changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item about Goodyear’s executive officers is included in Part I, “Item 1. Business” of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.” All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 6, 2020 to be filed with the SEC pursuant to Regulation 14A (the "Proxy Statement").
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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
(1)Financial Statements:  See Index to Consolidated Financial Statements on page 44 of this Annual Report.

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
FOR THE YEAR ENDED DECEMBER 31, 2019
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

FS- 1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31,

(In millions)

		Additions
Description	Balance at beginning of period	Charged (credited) to income	Charged (credited) to AOCL	Deductions from reserves		Translation adjustment during period	Balance at end of period
2019
Allowance for doubtful accounts	$113	$13	$—	$(14)	(a)	$(1)	$111
Valuation allowance — deferred tax assets	317	661	4	—		—	982

2018
Allowance for doubtful accounts	$116	$21	$—	$(19)	(a)	$(5)	$113
Valuation allowance — deferred tax assets	318	18	(1)	—		(18)	317

2017
Allowance for doubtful accounts	$101	$12	$—	$(6)	(a)	$9	$116
Valuation allowance — deferred tax assets	326	(19)	—	—		11	318

Note:    (a) Accounts receivable charged off.
FS- 2

THE GOODYEAR TIRE & RUBBER COMPANY

Annual Report on Form 10-K
For the Year Ended December 31, 2019

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

(f)	Description of Common Stock	4.1

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

(g)
Amended and Restated Revolving Credit Agreement, dated as of March 27, 2019, among the Company, Goodyear Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., the lenders party thereto, J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, BGL BNP Paribas S.A., as Syndication Agent, and the documentation agents, joint bookrunners and joint lead arrangers identified therein (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(h)
Amendment and Restatement Agreement, dated as of March 27, 2019, among the Company, Goodyear Europe B.V., Goodyear Dunlop Tires Germany GmbH, Goodyear Dunlop Tires Operations S.A., J.P. Morgan Europe Limited, as Administrative Agent, JPMorgan Chase Bank, N.A., as Collateral Agent, and the issuing banks, subsidiary guarantors and lenders party thereto (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-1927).

(i)
Master Guarantee and Collateral Agreement, dated as of March 31, 2003, as amended and restated as of February 20, 2004, and as further amended and restated as of April 8, 2005, among the Company, Goodyear Dunlop Tires Europe B.V. (now known as Goodyear Europe B.V.), the other subsidiaries of the Company identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference, filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2007 (incorporated by reference, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of April 20, 2011 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-1927), as amended by the Amendment and Restatement Agreement, dated as of May 12, 2015 (incorporated by reference, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-1927), and as amended by the Amendment and Restatement Agreement, dated as of March 27, 2019 (incorporated by reference, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 1-1927).

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
(u)*
The Goodyear Tire & Rubber Company Management Incentive Plan, effective January 1, 2009, as amended June 5, 2018 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-1927).

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
(v)*
The Goodyear Tire & Rubber Company Executive Annual Incentive Plan, effective as of January 1, 2019 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018, File No. 1-1927).

(w)*
Goodyear Supplementary Pension Plan (October 7, 2008 Restatement) (incorporated by reference, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(x)*
Defined Benefit Excess Benefit Plan of the Company, as amended and restated as of October 7, 2008, effective as of January 1, 2005 (incorporated by reference, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-1927).

(y)*
Defined Contribution Excess Benefit Plan of the Company, adopted October 7, 2008, effective as of January 1, 2005, as further amended September 7, 2012 (incorporated by reference, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-1927).

(z)*
Deferred Compensation Plan for Executives, as amended and restated effective September 1, 2016, dated April 19, 2017 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 1-1927).

(aa)*	Outside Directors’ Equity Participation Plan, as adopted February 2, 1996 and last amended as of October 8, 2019.	10.1
(bb)*
The Goodyear Tire & Rubber Company Executive Severance and Change in Control Plan, adopted February 28, 2013 (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 6, 2013, File No. 1-1927).

(cc)*
Consulting Agreement, dated June 18, 2018, between the Company and Laura K. Thompson (incorporated by reference, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 22, 2018, File No. 1-1927).

21	Subsidiaries
(a)	List of Subsidiaries of the Company at December 31, 2019.	21.1
23	Consents
(a)	Consent of PricewaterhouseCoopers LLP.	23.1
24	Powers of Attorney
(a)	Powers of Attorney of Officers and Directors signing this report.	24.1
31	Rule 13a-14(a) Certifications
(a)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.1
(b)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	31.2
32	Section 1350 Certifications
(a)	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934.	32.1
101	Interactive Data Files
	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	101.INS
	Inline XBRL Taxonomy Extension Schema Document.	101.SCH
	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	101.CAL
	Inline XBRL Taxonomy Extension Definition Linkbase Document.	101.DEF

Exhibit Table Item No.	Description of Exhibit	Exhibit Number
	Inline XBRL Taxonomy Extension Label Linkbase Document.	101.LAB
	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	101.PRE
104	Cover Page Interactive Data File
The cover page from the Company's Annual Report on Form10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOODYEAR TIRE & RUBBER COMPANY
(Registrant)

Date:	February 11, 2020	/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 11, 2020		/s/ RICHARD J. KRAMER
Richard J. Kramer, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 11, 2020		/s/ DARREN R. WELLS
Darren R. Wells, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 11, 2020		/s/ EVAN M. SCOCOS
Evan M. Scocos, Vice President and Controller (Principal Accounting Officer)

		JAMES A. FIRESTONE, Director WERNER GEISSLER, Director PETER S. HELLMAN, Director LAURETTE T. KOELLNER, Director W. ALAN McCOLLOUGH, Director	/s/ DARREN R. WELLS
Date:	February 11, 2020	JOHN E. McGLADE, Director RODERICK A. PALMORE, Director STEPHANIE A. STREETER, Director THOMAS H. WEIDEMEYER, Director MICHAEL R. WESSEL, Director THOMAS L. WILLIAMS, Director	Darren R. Wells, Signing as Attorney-in-Fact for the Directors whose names appear opposite.

S-1